Form 10-K
period 1994-01-08
WARNACO GROUP INC /DE/
filed 1994-04-08
CIK 801351

- ------------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
(Mark One)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended January 8, 1994

                                   or

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                     Commission File Number:  1-4715


                         THE WARNACO GROUP, INC.
         (Exact name of registrant as specified in its charter)

                   DELAWARE                        95-4032739
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

               90 PARK AVENUE
             NEW YORK, NEW YORK                        10016
   (Address of principal executive offices)          (Zip Code)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 661-1300

                        ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                Name of each exchange
          Title of each class                    on which registered
          -------------------                   ---------------------
      Class A Common Stock, par value           New York Stock Exchange
            $0.01 per share

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

                        ------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)      No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (X)

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1994 was approximately $528,934,000.

      The number of shares outstanding of the registrant's Class A Common Stock as of March 25, 1994: 20,166,575

      Documents incorporated by reference:  The definitive Proxy
Statement of The Warnaco Group, Inc. relating to the 1994 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.


                                 PART I

ITEM 1.  BUSINESS.

  (A)  GENERAL DEVELOPMENT OF BUSINESS.

     The Warnaco Group, Inc. ("Company"), a Delaware corporation, was organized in 1986 for the purpose of acquiring Warnaco Inc. ("Warnaco") a publicly traded apparel company. As a result, Warnaco became a wholly owned subsidiary of the Company. The Company designs, manufactures and markets a broad line of women's intimate apparel, such as bras, panties and sleepwear, and men's dress shirts, neckwear, sportswear and accessories, including jewelry and small leather goods, all of which are sold under a variety of internationally recognized owned and licensed brand names. On March 14, 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein (registered trademark) Men's Underwear and licensed the Calvin Klein trademark for men's accessories. In addition, the acquisition includes the worldwide trademarks and rights of Calvin Klein Women's Intimate Apparel upon the expiration of an existing license on December 31, 1994. The
Company's strategy is to build on the strength of its brand names with consumer oriented marketing programs in its existing department and specialty store channels of distribution and to expand its distribution on a selective basis with specific product lines in mass merchandisers. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 60%, 35% and 5%, respectively, of net revenues in fiscal 1993 with the Intimate Apparel Division accounting for a larger percentage of the Company's gross profit for the same period.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium-priced intimate apparel for women under the Warner's(registered trademark), Olga(registered trademark), Valentino Intimo(registered trademark), Scaasi(registered trademark), Blanche(registered trademark), White Stag(registered trademark) and Fruit of the Loom(registered trademark) brand names. The Intimate Apparel Division is the leading marketer of women's bras to department and specialty stores in the United States, accounting for over 34% of such women's bra sales in 1993, nearly twice its nearest competitor. The Warner's and Olga brand names, which are owned by the Company, are 120 and 53 years old, respectively. Calvin Klein Women's Intimate Apparel will become part of this division upon the expiration of an existing license on December 31, 1994.

     The Intimate Apparel Division's strategy is to increase its channels of distribution and expand its highly recognized brand names worldwide. In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name. The Company began shipping Fruit of the Loom products in June of 1992. Fruit of the Loom bras, daywear and other related items accounted for approximately $33 million or 5% of the Company's net revenues in fiscal 1993. Additionally, in late 1993, the Company signed a 3-year distribution agreement with Avon Products, Inc. to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepwear on an exclusive basis throughout the United States.

     The Menswear Division designs, manufactures, imports and markets moderate to premium-priced men's apparel and accessories under the Chaps by Ralph Lauren(registered trademark), Hathaway(registered trademark), Christian Dior(registered trademark), Thane(registered trademark) and Golden Bear by Jack Nicklaus(registered trademark), brand names. Chaps by Ralph Lauren has increased its net revenues by approximately 290% since 1989 from $23 million to $89 million in 1993, by refocusing its products to the age 25 to 50 consumer and predominantly by using natural fibers in its products. The Division's activities expanded in 1994 with the acquisition of Calvin Klein Men's Underwear business and license of the Calvin Klein trademark for men's accessories. The Menswear Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company, and eliminate those businesses whose profit contribution is below the Company's required return.

     The Company licenses certain of its brand names throughout the world and has been expanding the activities of its wholly owned operating subsidiaries in Canada, Europe and Mexico. International operations generated $98.6 million of net revenues in fiscal year 1993 or 14.0% of the total Company, compared to $91.8 million in fiscal year 1992 or 14.7% of the total Company.

     The Company's business strategy with respect to its Retail Outlet Stores Division is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers. The Company had 48 stores in 1993 and 52 stores in 1992.

     The Company's products are distributed to over 5,000 customers operating more than 15,000 department specialty and mass merchandising stores, including such leading retailers in the United States as Dayton-Hudson, Dillard's Department Stores, Federated Department Stores, J.C. Penney, Kmart, The Limited and Victoria's Secret, Macy's, The May Department Stores and Wal-Mart and such leading retailers in Canada as Eaton's and The Hudson Bay Company. The Company's products are also distributed to such leading European retailers as Marks & Spencer, House of Fraser, Harrods, Galeries Lafayette and Au Printemps.


  (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates within one dominant industry segment, the manufacture and distribution of wearing apparel, and has no customer which accounted for 10% or more of its net revenues in fiscal 1993. (See Note 6 of Notes to Consolidated Financial Statements on pages 38 and 39.)

  (C)  NARRATIVE DESCRIPTION OF BUSINESS.


The Company designs, manufactures and markets a broad line of women's intimate apparel and men's apparel and accessories sold under a variety of internationally recognized owned and licensed brand names. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 60%, 35% and 5%, respectively, of net revenues in fiscal 1993.


INTIMATE APPAREL

     The Company designs, manufactures and markets intimate apparel which includes bras, panties, sleepwear and daywear. The Company's bra brands accounted for over 34% of women's bra sales in department and specialty stores in the United States in 1993, nearly twice its nearest competitor. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium-priced range distributed through leading department and specialty stores. In order to expand its market penetration the Company entered into a license agreement with Fruit of the Loom, Inc., and in June 1992, the Company began to distribute moderate priced bras, daywear and other related items under this license through the mass merchandise market. Additionally, in late 1993, the Company signed a 3-year distribution agreement with Avon Products, Inc. to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepwear throughout the United States. The Intimate Apparel Division markets its lines under the following brand names:

    BRAND NAME                PRICE RANGE          TYPE OF APPAREL
    ----------                -----------          ---------------

Warner's ............   upper moderate to better  intimate apparel
Olga ................          better             intimate apparel
Valentino Intimo ....         premium             intimate apparel
Scaasi ..............         premium                 sleepwear
Blanche .............     better to premium           sleepwear
Fruit of the Loom ...         moderate            intimate apparel
White Stag...........         moderate            intimate apparel


     The Company owns the Warner's, Olga, and Blanche brand names and trademarks. The Company has a license in perpetuity for White Stag for Women's Sportswear. The Company licenses the other brand names under which it markets its product lines. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The Intimate Apparel Division's revenues are primarily generated by sales of the Company's own brand names. Warner's brand is 120 years old and the Olga brand is 53 years old and commanded approximately 22% and 12%, respectively, of women's bra sales in United States department and specialty stores in 1993.

     In August 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras which are distributed through mass merchandisers, such as Wal-Mart and Kmart under the Fruit of the Loom brand name. The license agreement has since been extended to include daywear, full slips, half slips, culottes and petticoats as well as coordinated fashion sets (bras and panties) and certain control bottoms and sleepwear. The Company began shipping Fruit of the Loom products in June 1992. The agreement with Fruit of the Loom, Inc. has allowed the Company to enter the mass merchandise market, which is growing faster than the department and specialty store market.

     On March 14, 1994, the Company acquired the worldwide rights and businesses of Calvin Klein Women's Intimate Apparel upon the expiration of an existing license on December 31, 1994.

     The Company attributes the strength of its brands to the quality, fit and design of its intimate apparel which has developed a high degree of customer loyalty and a high level of repeat business. The Company believes that it has maintained its leadership position, in part, through product innovation with accomplishments such as introducing the alphabet bra (A, B, C and D cup sizes), the first all-stretch bra, the body stocking, the use of two way stretch fabrics, the cotton-lycra bra and the sports bra. The Company also introduced the use of hangers and certain point of sale hangtags for in-store display of bras, which was a significant change from marketing bras in boxes and enabled women, for the first time, to see the product in the store. The Company's product innovations have become standards in the industry.

     Growth in the intimate apparel industry is benefiting from a shift in consumer attitudes. Specifically, because women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift has been driven by the expansion of intimate apparel specialty stores and catalogs such as Victoria's Secret and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by obtaining the licenses to produce intimate apparel under the Valentino Intimo and Scaasi names in the premium end of the market, by continuing to introduce new products under the Warner's and Olga brands in the better end of the market and by obtaining the license from Fruit of the Loom, Inc. to produce bras, daywear and other related items and producing White Stag bras for the mass merchandise segment of the market. The Company has further improved its position by continuing to strengthen its relationships with its department store, specialty store, and mass merchandise customers.

     The Intimate Apparel Division's revenues have increased at a 12% compounded annual growth rate since 1989, to $423.2 million in fiscal 1993, as the Company increased its penetration with existing accounts and expanded sales to new customers by capitalizing on the high growth in such specialty stores as Victoria's Secret and sales of Fruit of the Loom to mass merchandisers such as Wal-Mart and Kmart. The Company's strong sales increase was accomplished despite the softening of the general retail market due to poor economic conditions and the bankruptcy, reorganization or liquidation of certain major retail store customers during this period. The Intimate Apparel Division has reduced operating expenses as a percentage of net revenue by narrowing its product lines, controlling selling, administrative and general expenses and improving manufacturing efficiency. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing nearly eight million dozen bras in 1993 per year.

     The Company's bras are sold primarily in the department and specialty stores that have been the Company's traditional customer base for intimate apparel. In June of 1992, the Company expanded into a new channel of distribution, mass merchandisers, with its new Fruit of the Loom product line, which offers a range of styles designed to meet the needs of the consumer profile of this market. The Company also sees opportunities for continued growth in the Intimate Apparel Division for bras specifically designed for the "full figure" market, as well as in the panties and daywear product lines.

     The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain and Germany in Europe. International sales accounted for approximately 20% of the Intimate Apparel Division's net revenues in fiscal 1993. Net revenues attributable to the international divisions of the Intimate Apparel Division were $79.1 million, $79.1 million and $84.5 million in fiscal years 1991, 1992 and 1993, respectively. The 1993 increase was generated despite a $7.5 million negative effect on foreign exchange. Management's strategy is to increase its market penetration in the United Kingdom, France, Belgium and Germany. In addition, the Company will begin distributing its products directly in Spain, Portugal and Italy in 1994, having taken back these territories from its previous licensee. In addition to the international marketing of its product lines, the Company has licensed its intimate apparel brand names to manufacturers in several other foreign countries.

     The Company's intimate apparel products are manufactured in North America, Central America, the Caribbean Basin, Ireland and the United Kingdom.

     Although the Intimate Apparel Division generally markets its product lines for three retail selling seasons (spring, fall and holiday), its sales and revenues are somewhat seasonal with approximately 53% of net revenues and 55% of operating income generated during the second half of the fiscal year.

MENSWEAR

     The Menswear Division designs, manufactures, imports and markets moderate to better-priced dress shirts and neckwear, sportswear and men's accessories. On March 14, 1994, the Company acquired the worldwide trademarks and businesses of Calvin Klein Men's Underwear and licensed the Calvin Klein trademark for men's accessories. Management considers the Menswear Division's primary strengths to include its strong brand recognition, product quality, reputation for fashion styling, strong relationships with department and specialty stores and its ability to deliver merchandise rapidly. The Menswear Division markets its lines under the following brand names:

BRAND NAME                      PRICE RANGE         TYPE OF APPAREL
- ----------                      -----------         ---------------

Christian Dior  . . . . .         better       dress shirts, neckwear
                                                and men's accessories
Hathaway        . . . . .         better       dress shirts,
                                                neckwear, knit and
                                                woven sportshirts and
                                               sweaters
Calvin Klein . . . . . . .       better        underwear, accessories

Chaps by Ralph Lauren . .     upper moderate   dress shirts, neckwear,
                                                knit and woven
                                                sportshirts, sweaters
                                                and sportswear
Puritan and Thane (1)   .        moderate      sweaters, knit shirts
                                                and sportswear
Golden Bear by Jack                            sweaters and knit
  Nicklaus (2)  . . . . .        moderate       shirts

(1) In December 1993, the Puritan brand name in the United States was sold to Wal-Mart.

(2) The Company will not extend its Golden Bear by Jack Nicklaus agreement which expires in June 1994.

     The Hathaway, Calvin Klein Men's Underwear, Puritan and Thane brand names are owned by the Company, and Chaps by Ralph Lauren, Christian Dior and Golden Bear by Jack Nicklaus are licensed by the Company.

     The Menswear Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses whose profit contribution is below the Company's required return. To improve profitability in this Division, the Company (1) is discontinuing a portion of its manufactured dress shirt and neckwear business segment (see Note 3 of Notes to Consolidated Financial Statements on page 37) (2) has sold the Puritan label in the United States to Wal-Mart in December 1993 and (3) will not renew its Golden Bear by Jack Nicklaus license which expires in June 1994.

     The Menswear Division's net revenue has increased from $213.9 million in fiscal year 1989 to $243.2 in fiscal year 1993, despite being adversely affected during this period by weak retail demand due to poor economic conditions and the bankruptcy, reorganization or liquidation of several of its major retail store customers. During this period, the Company has discontinued several underperforming product lines such as Pringle, Christian Dior Sportswear, Valentino Garavani Accessories, Puritan and Golden Bear by Jack Nicklaus. Excluding those product lines, net sales would have increased 36% from $146.3 million to $199.5 million. In addition, the division had been hurt by a shift in consumer preferences away from apparel made with synthetic or blended fibers, particularly orlon sweaters, and by substantial liquidations of dress shirt, knit shirt and sweater inventories at low prices by certain of the Company's competitors as a result of their financial difficulties. However, this has been offset by the tremendous success of the Chaps by Ralph Lauren brand which has increased its net revenues by approximately 290% since 1989 to $89 million while increasing operating profits over 400% to $13 milllion.

     Dress Shirts and Neckwear. The Menswear Division designs, manufactures, imports and markets three principal lines of dress shirts: basic, intermediate-fashion and fashion. The average full retail prices of the dress shirts, which are marketed under the Christian Dior, Hathaway and Chaps by Ralph Lauren brand names, range from $29 to $45. Substantially all of the division's dress shirts and neckwear are manufactured at Company owned or leased facilities in North America and the Caribbean Basin. The Menswear Division is in the process of discontinuing a portion of its manufactured dress shirt and neckwear business segment in an effort to lower its cost of manufacturing and improve profitability in this segment.

     Sportswear. The Menswear Division has substantially revised its sportswear product lines over the past several years. The Chaps by Ralph Lauren and Thane lines have eliminated many synthetic and blended fabrics from their products. In 1989, the Company began repositioning its Chaps by Ralph Lauren product lines by changing to the use of all natural fibers and updating its styling, which has generated significant net revenue increases as mentioned above. The Company sold, for $7.7 million, its Puritan label in the United States to Wal-Mart in 1993, due to the difficult price points for men's sportswear in the mass merchandise market. In addition, the Company will not renew its Golden Bear by Jack Nicklaus License which expires in June 1994 due to the declining demand of the product line.

     Accessories. The Menswear Division markets men's small leather goods and men's jewelry and belts under the Christian Dior brand name in the United States and will add a new line of accessories under the Calvin Klein label worldwide by the end of 1994. Management believes that one of the strengths of its accessories lines is its internationally recognized brand names. The Company's strategy is to expand this business, which on a consistent basis has generated higher margins than other menswear products.

     International sales accounted for approximately 6% of net revenues of the Menswear Division in l993. Net revenues attributable to international divisions of the menswear division were $12.4 million, $12.7 million and $14.1 million in fiscal years 1991, l992 and 1993, respectively.

     The Menswear Division's sportswear, primarily consisting of knit shirts and sweaters, is sourced principally from the Far East. The Menswear Division manufactures its dress shirts and neckwear in North America and sources certain styles of dress shirts in the Far East and in the Caribbean Basin. Accessories are sourced in the United States, Europe and the Far East.

     The Menswear Division, like the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). The Menswear Division introduces new styles, fabrics and colors based upon consumer preferences and market trends and to coincide with the appropriate retail selling season. The sales of the Division's product lines follow individual seasonal shipping patterns ranging from one season to three seasons, with multiple releases in some of the Division's more fashion-oriented lines. Consistent with industry and consumer buying patterns, approximately 60% of the Menswear Division's net revenues and 75% of the Division's operating profit are generated in the second half of the calendar year, reflecting the strength of the fall and holiday shopping seasons.

RETAIL OUTLET STORES DIVISION

     The Retail Outlet Stores Division primarily sells the Company's products to the general public. The Company's business strategy with respect to its retail outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers. The Company's retail outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. The Company's newer retail outlet stores are principally intimate apparel stores located in off-price shopping malls. The Company has found that it has improved margins by operating retail outlet stores that sell products of only one of the Company's divisions, and has converted most of its outlets to the exclusive sale of intimate apparel. The operating profit in fiscal 1993 improved 66% over fiscal 1992 to $2.0 million. The Company operates 48 stores, of which 28 carry intimate apparel only, 3 carry Menswear only and 17 carry both lines. The Company plans to open 9 additional intimate apparel outlet stores in 1994.

INTERNATIONAL OPERATIONS

     The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, Ireland, Belgium, France, Spain and Germany in Europe which engage in sales and marketing activities. With the exception of the fluctuation of local currencies against the United States dollar, the Company does not believe that the operations in Canada and western Europe are subject to risks which are significantly different from domestic operations. Mexico has historically been subject to high rates of inflation and currency restrictions which may, from time to time, limit the ability of certain of the Company's Mexican subsidiaries to pay dividends to the Company. The Mexican operations produce intimate apparel for the U.S. market and also sell directly to customers in Mexico. Sales to customers in Mexico are a small percentage of the Company's operations and, therefore, the Company does not consider these risks to be material.

     The Company maintains manufacturing facilities in Puerto Rico, Mexico, Honduras, Costa Rica, the Dominican Republic, Canada, Ireland and the United Kingdom and warehousing facilities in Canada, Mexico and the United Kingdom and contracts warehousing in Spain. The
Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as "Item 807") programs. The Company's manufacturing policy is to have many potential sources of manufacturing so that a disruption of production at any one facility will not cause a significant problem.

     The majority of the Company's imported purchases are invoiced in United States dollars and, therefore, are not subject to short-term currency fluctuations.

SALES AND MARKETING

     The Intimate Apparel and Menswear Divisions sell to over 5,000 customers operating more than 15,000 department, mass merchandise and men's and women's specialty stores throughout North America and Europe. While certain of the Company's department store customers are under common ownership, none of these corporate groups accounted for more than 10% of the Company's net revenues during fiscal 1993.

     The Company's retail customers are served by approximately 200 sales representatives. The Company also employs marketing coordinators who work with the Company's customers in designing in-store displays and planning the placement of merchandise. The Company has implemented Electronic Data Interchange (commonly referred to as "EDI") programs with certain of its retailing customers which permit the Company to receive purchase orders electronically from these customers and, in some cases, to transmit invoices electronically.

     The Company utilizes various forms of advertising media. In l993, the Company spent approximately $32 million or 4.5% of net sales for advertising and promotion of its various product lines. This compares to $20 million or 3.2% of net sales in 1992. This significant increase was made in order to maintain the Company's strong market position in the recession in Warner's and Olga and increase penetration in Fruit of the Loom. The Company participates on a cooperative basis with retailers, principally through newspaper advertisements.

COMPETITION

     The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, some of which have substantially greater resources than the Company.

     The Company also competes with foreign producers, but to date, such foreign competition has not materially affected the Intimate Apparel or Menswear Divisions. The Company believes that its manufacturing skills, coupled with its existing Central American and Caribbean Basin manufacturing facilities and selective use of off-shore sourcing, enable the Company to maintain a cost structure competitive with other major apparel manufacturers. In addition to competition from other branded apparel manufacturers, the Company competes in certain product lines with department store private label programs.

     The Company believes that it has a significant competitive advantage because of high consumer recognition and acceptance of its brand names and its strong presence and strong share of market in the major department and specialty store chains.

     A substantial portion of the Company's sales are of products, such as intimate apparel, that are not very susceptible to rapid design changes. This relatively stable base of business is a significant contributing factor to the Company's favorable competitive and cost position in the apparel industry.

RAW MATERIALS

     The Company's raw materials are principally cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials used by the Intimate Apparel and Menswear Divisions are available from multiple sources.


IMPORT QUOTAS

     A substantial portion of the Company's products are manufactured by contractors located outside the United States. These products are imported and are subject to Federal customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. While importation of goods from certain countries may be subject to embargo by U.S. Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas through its Washington, D.C. office and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. The existence of import quotas has, therefore, not had a material effect on the Company's business.


EMPLOYEES

     The Company and its subsidiaries employ approximately 13,700 employees. Approximately 21% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced significant interruption of operations due to labor disagreements.


TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The current terms of the Company's exclusive licenses to use the Christian Dior trademark in the United States of America, its territories and possessions expire on December 31, l999.  The Company's exclusive licenses to use the Christian Dior trademark in Canada expire on
December 31, 1994. The Company terminated its license agreement with Christian Dior for the production of sportswear in 1992. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 1995 and the Company fully expects to extend this license agreement beyond that date. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren
trademark in the United States of America.   The Company's license to
use the Valentino Intimo trademark for intimate apparel in the United States of America, its territories and possessions, Puerto Rico and Canada, expires on December 31, l997 and, subject to certain conditions, is renewable at the Company's option, for an additional five-year term. The Company has an exclusive license to use the Scaasi trademark in the United States of America, its territories and possessions, Puerto Rico, Canada, Mexico, and numerous Caribbean Islands until December 31, l994. This license is also renewable, subject to certain conditions, at the Company's option, for an additional five-year term. The Company's exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico expires on December 31, 1994 and, subject to certain conditions, which the Company has met, is renewable at the Company's option for an additional two-year term through December 31, 1996. On March 14, 1994, the Company entered into a license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories for a period of 5 years thru March 14, 1999 and a renewable 5 year period thru March 14, 2004, solely at the option of the Company. The Company's joint venture agreement with Golden Bear by Jack Nicklaus, Inc. grants the Company the right to use the Golden Bear by Jack Nicklaus trademark in the United States of America, Puerto Rico, and Mexico June, 1994.

     Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

     The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein Men's Underwear, Hathaway, and
Blanche. The Company has a license in perpetuity for White Stag Women's Sportswear.

     The Company licenses the Warner's and Hathaway brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with licensees, to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into license agreements with other companies that would permit such companies to market products under the Warner's, Hathaway and other trademarks. Generally, in evaluating a potential licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalties derived from such licensing were approximately $7.0 million (including an assignment fee received in connection with the transfer of a license of $3.5 million), $5.6 million (including assignment fees received in connection with the termination of certain licenses of $3.0 million) and $11.5 million (including the sale of the Puritan trademark in the United States for $7.7 million) in fiscal years 1991, 1992 and 1993, respectively.

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.


BACKLOG

     A substantial portion of net revenues is based on orders for immediate delivery, and, therefore, backlog is not necessarily indicative of future net revenues.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     The information required by this portion of Item 1 is incorporated herein by reference to Note 6 of Notes to Consolidated Financial
Statements on pages 38 and 39.


ITEM 2.  PROPERTIES.

     The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut and California, pursuant to leases that expire in 1999 and 1995, respectively.

     The Company has approximately 18 domestic manufacturing and warehouse facilities located in Alabama, Connecticut, Georgia, Kentucky, Pennsylvania, Maine, California, New York, Tennessee and Puerto Rico and approximately 20 international manufacturing and warehouse facilities located in Costa Rica, the Dominican Republic, Honduras, Mexico, Canada, the United Kingdom and Ireland. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns eight of its domestic and three of its international facilities. The balance of the facilities are leased. Lease terms, except for two month-to-month leases, expire from 1994 to 2007.

     The Company also leases sales offices in a number of major cities, including Chicago, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; London, England; Madrid, Spain and Paris, France. The sales office leases expire between 1994 and 1995 and are renewable at the Company's option.

     Substantially all of the properties owned by the Company, as well as substantially all of the Company's other assets, are pledged to various lenders. (See Note 10 of Notes to Consolidated Financial
Statements on pages 46 to 48.)

     All of the Company's production and warehouse facilities are located in appropriately designed buildings which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. No significant facility is materially under-utilized. The Company has recently expanded its production capacity in the Caribbean Basin and anticipates additional expansion in Mexico to support the Company's continued growth.

     In December 1993, the Company sold its Checotah, Oklahoma, Manufacturing facility to Authentic Fitness Corporation, a related party, (See Note 5 of Notes to Consolidated Financial Statements on page 38) for its appraised fair market value. Prior to the sale, the facility was being 100% utilized as a contract facility for Authentic Fitness Corporation.

     In January 1994, the Olga company warehouse located in Sylmar, California suffered significant structural damage and has been closed ever since. The Company was able to recover substantially all of its inventory, transfer the inventory to other locations, and begin shipping at normal levels in March, 1994. The Company does not intend to re-open Sylmar whose lease expires in 1994 and has ceased making rental payments on the facility since the earthquake. The Company has earthquake insurance and, other than a deductible of approximately $3 million, will fully recover its losses. Accordingly, management does not believe that this event will have a material effect on the consolidated financial position of the Company nor significantly impact its results of operations or cash flows. (See Note 14 of Notes to Consolidated Financial Statements on page 51.)


ITEM 3.  LEGAL PROCEEDINGS.

     The Company has sued VF Corporation and its Spanish subsidiary for breach of contract, violation of Federal Trademark Laws and conspiracy in connection with the termination of a licensing agreement in Spain, Portugal and Italy. The Company is seeking damages amounting to $45 million for VF Corporation's deliberate and malicious actions to injure the Warner's brand in these countries. Otherwise, the Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, which is individually or in the aggregate not material to the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


EXECUTIVE OFFICERS OF THE COMPANY


     The executive officers of the Company, their ages and their positions are set forth below.

              NAME                AGE               POSITION

Linda J. Wachner   . . . . . .     48      Director, Chairman of the
                                             Board, President and Chief
                                             Executive Officer
Dariush Ashrafi  . . . . . . .     47      Director, Senior Vice
                                             President and Chief
                                             Financial Officer
William S. Finkelstein . . . .     45      Senior Vice President and
                                             Controller
Stanley P. Silverstein . . . .     41      Vice President, General
                                              Counsel and Secretary


     Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max
Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of The Travelers Inc., Castle & Cooke Homes, Inc. and Authentic Fitness Corporation.

     Mr. Ashrafi was elected a Director in May 1992 and has been Senior Vice President and Chief Financial Officer of the Company since July 1990. Prior to joining the Company, Mr. Ashrafi was a partner with the international accounting and auditing firm of Ernst & Young beginning in 1983, where he was a member of the Financial Services Group specializing in mergers and acquisitions and was responsible for audits of major clients, including those in the apparel industry.

     Mr. Finkelstein has been Senior Vice President of the Company since May 1992 and Controller of the Company since November 1988. Mr. Finkelstein served as Vice President of the Company between November 1988 and May 1992 and as Vice President of Finance of the Company's Activewear and Olga Divisions from March 1988 until his appointment as Controller of the Company. Mr. Finkelstein served as Vice President and Controller of SPI Pharmaceuticals Inc. from February 1986 to March 1988 and held various financial positions, including Assistant Corporate Controller with Max Factor and Company, between 1977 and 1985. Mr. Finkelstein also serves as a Director of Authentic Fitness Corporation.

     Mr. Silverstein has been Vice President, General Counsel and
Secretary of the Company since December 1990. Mr. Silverstein served as Assistant Secretary of the Company from June 1986 until his appointment as Secretary in January 1987.


                                 PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "WAC". The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

 PERIOD                                            HIGH         LOW
 ------                                            ----         ---

 1991:
       Fourth Quarter (Inception of IPO)        $30 1/2       $21

 1992:
       First Quarter  . . . . . . . . . . .     $38           $24 3/8
       Second Quarter . . . . . . . . . . .      38            27 1/2
       Third Quarter  . . . . . . . . . . .      36 1/4        28
       Fourth Quarter . . . . . . . . . . .      41            32 3/4

 1993:
       First  Quarter . . . . . . . . . . .     $39 1/4       $26 5/8
       Second Quarter . . . . . . . . . . .      37 7/8        29 5/8
       Third Quarter  . . . . . . . . . . .      34 1/8        28 3/4
       Fourth Quarter . . . . . . . . . . .      35 5/8        28 1/2

     A recent last sales price for the shares of Common Stock as reported on the New York Stock Exchange Composite Tape was $31-1/8 on March 25, 1994. On March 23, 1994 there were 165 holders of Class A Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     The Company has not paid dividends on its Common Stock since the Acquisition and is currently restricted from paying dividends on its Common Stock under certain covenants contained in the Company's debt agreements.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the fiscal years ended January 4, 1992, January 2, 1993 and January 8, 1994 and the consolidated balance sheet data at January 2, 1993 and January 8, 1994 are derived from, and are qualified by reference to, the audited consolidated financial statements included herein and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the fiscal years ended December 30, 1989 and January 5, 1991 and the consolidated balance sheet data at December 30, 1989, January 5, 1991 and January 4, 1992 are derived from audited consolidated financial statements not included herein.

                                     Fiscal Year Ended

                                                 December   January 5,  January 4,  January 2,  January 8,
                                                   1989      1991(d)     1992 (a)      1993      1994 (a)
                                                 --------   --------    --------    --------    --------
                                                        (In millions, except ratios and share data)

 Statement of Operations Data:
 Net Revenues  . . . . . . . . . . . . . . . .    $518.1     $548.1      $562.5      $625.1       $703.8
 Gross Profit  . . . . . . . . . . . . . . . .     185.7      190.8       195.4       219.3        236.4
 Income before non-recurring items,  interest
  and income taxes  . . . . . . . . . . . .  .      59.5       59.9        70.8        89.8         92.2
 Interest expense  . . . . . . . . . . . . . .      66.0       68.0        72.3        48.8         38.9
 Income (Loss) from continuing  operations . .      (7.9)      (7.9)(e)   (19.5)       47.6         53.3
 Preferred stock dividends paid (b)  . . . . .       5.5        5.5         5.5         2.7          --
 Income (Loss) from continuing operations
  applicable to common stock  . . . . . . . .      (13.4)     (13.4)      (25.0)       44.9         53.3
 Net income (Loss) applicable to
  common stock  . . . . . . . . . . . . . . . .    (26.3)     (22.2)      (33.9)      (20.2)        24.1(f)

 Per share amounts:
   Income (Loss) from continuing  operations .      (1.70)     (1.68)     (2.62)       2.35         2.68
   Net income (Loss) . . . . . . . . . . . . .      (3.33)     (2.80)     (3.56)      (1.06)        1.21

 Weighted average number of shares  of Common
  Stock outstanding (c) . . . . . . . . . . .   7,894,423  7,935,898  9,529,531  19,054,725   19,885,241

 Divisional Summary:
   Net revenues:
     Intimate Apparel  . . . . . . . . . . . .     $273.3     $309.1     $339.7      $384.8       $423.2
     Menswear  . . . . . . . . . . . . . . . .      213.8      196.3      180.8       200.0        243.2
     Retail Outlet Stores  . . . . . . . . . .       31.0       42.7       42.0        40.3         37.4
                                                   ------     ------     -------     ------       ------
                                                   $518.1     $548.1     $562.5      $625.1       $703.8
 Percentage of net revenues:
     Intimate Apparel  . . . . . . . . . . . .       52.7%      56.4%      60.4%      61.6%         60.1%
     Menswear  . . . . . . . . . . . . . . . .       41.3       35.8       32.1       32.0          34.6
     Retail Outlet Stores  . . . . . . . . . .        6.0        7.8        7.5        6.4           5.3
                                                   ------     ------     -------     ------       ------
                                                    100.0%     100.0%      100.0%     100.0%       100.0%

 Balance Sheet Data (at fiscal year end):
   Working capital . . . . . . . . . . . . . .      $70.7      $69.4      $109.3     $141.5       $122.0

   Total assets  . . . . . . . . . . . . . . .      592.9      517.3       540.5      629.6        688.6
   Long term debt (excluding current
     maturities) . . . . . . . . . . . . . . .      481.3      408.2       344.8      277.6        245.5

   Redeemable preferred stock  . . . . . . . .      41.5        41.5        41.5         --          --
   Stockholders' equity (deficit)  . . . . . .     (71.6)      (91.4)       (1.7)     135.8        159.1

- -------------------
(a) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of certain non-recurring charges incurred in fiscal 1991 and fiscal 1993. On September 4, 1991, the Company's Board of Directors determined that the Company should restructure its knitwear operations. The restructuring resulted in a non-recurring charge of approximately $13 million (or $1.36 per share) in fiscal 1991. Such charge was associated with the closing of the Company's knitwear manufacturing facilities and the liquidation of related Inventory. In October 1993, the Company decided to discontinue a portion of its men's manufactured dress shirt and neckwear business segment. This resulted in a non-recurring charge of $19.9 million. Also, the Company incurred a $2.6 million non-recurring charge associated with the wind up of a previously discontinued business. The total non-recurring charge recorded in fiscal 1993 was $22.5 million (or $1.13 per share). See Note 3 of Notes to Consolidated Financial Statements.

(b) The Company has not paid any cash dividends on its Common Stock.

(c) Includes Common Stock and Common Stock equivalents.

(d) In fiscal year 1990, the Company changed its fiscal calendar to the first Saturday after January 1st.

(e) Includes $3.5 million (or $0.44 per share) of non-recurring income for fiscal 1990.

(f) Includes $10.5 million charge for the cumulative effect of the Company changing its method of accounting for post retirement benefits other than pensions. See Note 8 of Notes to Consolidated Financial Statements.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the last several years, the Company has implemented a number of strategies designed to reduce operating expenses and refocus its business on less fashion sensitive and higher margin product lines with world brand potential, particularly in its Intimate Apparel Division.
As a result of this strategic refocusing, and notwithstanding the bankruptcy, reorganization or liquidation of several of the Company's major retail customers, including B. Altman & Co., Bonwit Teller, Carter Hawley Hale, Federated Department Stores, Miller & Rhoades, R.H. Macy &
Co., Woodward & Lathrop, and P.A. Bergner & Co., and the general softening of the retail market as a result of the economic slowdown from 1989 through 1993, the Company has significantly increased the gross profit of its Intimate Apparel Division.  The Intimate Apparel
Division's net revenues have grown since 1989 at a compounded annual growth rate of approximately 12%. Menswear Division net revenues have increased modestly from $213.9 million in fiscal 1989 to $243.2 million in fiscal 1993, which reflects strong growth in the Company's Chaps by Ralph Lauren line partially offset by the Company's strategic decisions not to renew its license with Pringle of Scotland in fiscal 1989 and to close
its knitwear manufacturing facilities in 1991.   The Company has
strategically eliminated cash intensive businesses and businesses that did not demonstrate the potential to achieve profitability levels acceptable to management. (See Notes 2 and 3 of Notes to Consolidated Financial Statements on page 37.)

RESULTS OF OPERATIONS

     The consolidated results of operations for the Company are summarized below. The Divisional Summary includes the Retail Outlet Stores Division for reporting purposes; however, since the Company's business strategy is to use its Retail Outlet Stores as a channel for its excess inventory and the Company does not consider the results of such division to be material, the Retail Outlet Stores Division is not discussed further.


                                                STATEMENT OF OPERATIONS
                                                    (SELECTED DATA)

                                                                                 FISCAL YEAR ENDED
                                                                                   (IN MILLIONS)
                                                  ---------------------------------------------------------------------------------
                                                                    % OF                         % OF                        % OF
                                                   JANUARY 4,       NET        JANUARY 2,        NET        JANUARY 8,       NET
                                                      1992        REVENUES       1993          REVENUES       1994         REVENUES
                                                   ----------     --------     ----------      --------     ----------     --------

Net revenues  . . . . . . . . . . . . . . . .        $562.5         100.0%       $625.1          100.0%       $703.8         100.0%
Cost of goods sold  . . . . . . . . . . . . .         367.1          65.3%        405.8           64.9%        467.4          66.4%
                                                     ------         -----        ------          -----        ------         -----
Gross profit  . . . . . . . . . . . . . . . .         195.4          34.7%        219.3           35.1%        236.4          33.6%
Selling, administrative, and general  . . . .         124.6          22.2%        129.5           20.7%        144.2          20.5%
                                                     ------         -----        ------          -----        ------         -----

Income before non-recurring items, interest
  and income taxes  . . . . . . . . . . . . .          70.8          12.6%         89.8           14.4%         92.2          13.1%
Non-recurring items (a) . . . . . . . . . . .          13.0                          --                         22.5
Interest expense  . . . . . . . . . . . . . .          72.3                        48.8                         38.9
Income (loss) from continuing
  operations  . . . . . . . . . . . . . . . .         (19.5)                       47.6                         53.3

                                                                                 DIVISIONAL SUMMARY
                                                                                 FISCAL YEAR ENDED
                                                  --------------------------------------------------------------------------------
                                                                   % OF                        % OF                         % OF
                                                  JANUARY 4,       GROSS       JANUARY 2,      GROSS       JANUARY 8,       GROSS
                                                     1992         PROFIT         1993          PROFIT         1994          PROFIT
                                                   ---------      ------       ---------       ------       ---------       ------

Net revenues:
Intimate Apparel  . . . . . . . . . . . . . .        $339.7                      $384.8                       $423.2
Menswear  . . . . . . . . . . . . . . . . . .         180.8                       200.0                        243.2
Retail Outlet Stores  . . . . . . . . . . . .          42.0                        40.3                         37.4
                                                    -------                      ------                       ------
Net revenues  . . . . . . . . . . . . . . . .        $562.5                      $625.1                       $703.8
                                                     ======                      ======                       ======
Gross profit:
Intimate Apparel  . . . . . . . . . . . . . .        $134.3          68.7%       $152.9           69.7%       $167.7          70.9%
Menswear  . . . . . . . . . . . . . . . . . .          43.8          22.4%         52.3           23.9%         53.7          22.7%
Retail Outlet Stores  . . . . . . . . . . . .          17.3           8.9%         14.1            6.4%         15.0           6.4%
                                                     ------         -----        ------          -----        ------         -----
Gross Profit  . . . . . . . . . . . . . . . .        $195.4         100.0%       $219.3          100.0%       $236.4         100.0%
                                                     ======         =====        ======          =====        ======         =====

- ------------
(a)   On September 4, 1991 the Company's Board of Directors determined that the Company should restructure its knitwear operations.  The restructuring resulted in a non-recurring charge of $13.0 million (or $1.36 per share) in fiscal
      1991.  Such charge was associated with the closing of the Company's knitwear manufacturing facilities and the liquidation of related inventory.  In October 1993, the Company decided to discontinue a portion of its Men's manufactured dress shirt and neckwear business segment.  This resulted in a non-recurring charge of $19.9 million.
      Also, the Company incurred a $2.6 million non-recurring charge associated with the wind up of a previously discontinued business.  The total non-recurring charge recorded in fiscal 1993 was $22.5 million (or $1.13 per share).


COMPARISON OF FISCAL 1993 WITH FISCAL 1992

     Net revenues increased 13% from $625.1 million in fiscal 1992 to $703.8 million in fiscal 1993. The increase in net revenues is primarily attributable to continued growth in the Company's Intimate Apparel Division and growth in the Chaps by Ralph Lauren line of the Menswear Division.

     INTIMATE APPAREL DIVISION. Net revenues increased 10% to $423.2 million in fiscal 1993 from the $384.8 million recorded in fiscal 1992 despite a $7.5 million negative effect on foreign exchange translation due to the strong dollar versus the pound sterling.
     The increase is attributable to continued growth in the Company's domestic business, primarily the Warner's and Olga brands of over 8%, and the highly successful introduction of the Fruit of the Loom brand of intimate apparel into the mass merchandise market, which increased 115% to $32.9 million in fiscal 1993, from $15.3 million in fiscal 1992, its first year of operation.

     MENSWEAR DIVISION. Net revenues for fiscal 1993 increased 22% to $243.2 million from the $200.0 million recorded in fiscal 1992.
     The increase is primarily attributable to an increase in Chaps by Ralph Lauren net revenues of $30 million or 51% to $89 million and an increase in Puritan net revenues of $33 million including the sale of the trademark in the United States to Wal-Mart for $7.7 million. This was partially offset by a $16 million or 23% decline in the Christian Dior business.

     Gross profit increased to $236.4 million in fiscal 1993 from $219.3 million in fiscal 1992. Gross profit as a percentage of net revenues decreased to 33.6% in fiscal 1993 from 35.1% in fiscal 1992. The decrease in gross profit as a percentage of net revenues reflects a higher mix of menswear sales compared to the higher margin intimate apparel business, startup costs totaling $3.5 million for three new Intimate Apparel plants in the Caribbean basin and the Miracle Bra program for Victoria's Secret and the selling of excess dress shirt and neckwear inventory at lower margins.

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit increased 10% to $167.7 million in fiscal 1993 (39.6% of intimate apparel net revenues) from the $152.9 million (39.7% of intimate apparel net revenues) recorded in fiscal 1992. The increase in gross profit primarily reflects higher net revenues noted above. Gross profit as a percentage of net revenues is down slightly due to the startup costs mentioned above, offset by favorable manufacturing variances.

     MENSWEAR DIVISION. Menswear Division gross profit increased 3% to $53.7 million in fiscal 1993 (22.1% of menswear net revenues) from $52.3 million (26.1% of menswear net revenues) recorded in fiscal 1992. The decrease in gross margin reflects a considerable softness in the commodity dress shirt and neckwear business and the selling of excess inventory at lower margins.

     Selling, administrative and general expenses increased to $144.2 million (20.5% of net revenues) in fiscal 1993 from $129.5 million (20.7% of net revenues) in fiscal 1992. The increase in selling, administrative and general expenses reflects volume increases and an increase in advertising and marketing expense to maintain the Company's strong Intimate Apparel market position in department stores and increased penetration of Fruit of the Loom bras in the mass merchandise market. The decrease in selling, general and administrative expenses as a percentage of net revenues reflects continuing efforts by the Company to operate efficiently and control costs and the spreading of certain fixed costs over the higher net revenue base, partially offset by the higher level of advertising and marketing costs.

     Interest expense decreased 20% to $38.9 million in fiscal 1993 from $48.8 million recorded in fiscal 1992. The decrease in interest expense in fiscal 1993 compared to fiscal 1992 reflects the impact of the Company's recapitalization in March 1992, which included the sale of 5,000,000 shares of common stock and the refinancing of all of the Company's remaining high yield debt in September 1993, which reduced the average rate of interest on the Company's outstanding debt from nearly 14% during 1991 to 7.5% during 1992 to approximately 6% at the end of 1993. The Company's debt at the end of 1993 is substantially all bank debt at a rate of LIBOR plus 1.25%, with $250 million or 62% of total debt locked in at varying rates over the next 2 years. Interest expense for fiscal 1993 includes approximately $3.3 million of non cash interest compared to $4.3 million for fiscal 1992. The decrease in non cash interest in fiscal 1993 compared to fiscal 1992 reflects a decrease in accretion related to the Senior Discount Term Notes which were redeemed in full in May 1992 and a reduction in deferred financing cost amortization due to the early repayment of all of the Company's high yield debt obligations during 1992.

     The non-recurring expense recorded in fiscal 1993 of $22.5 million represents a $19.9 million charge related to anticipated future losses from operations and non-cash writedowns of assets from a portion of the Company's men's manufactured dress shirt and neckwear business segment, which it decided to discontinue in October, 1993 and $2.6 million of costs associated with the windup of the Company's Canadian womenswear business which was discontinued in a prior year.

     In the fourth quarter of fiscal 1992, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, ("Statement No. 109") retroactive to the beginning of the fiscal year. Statement No. 109 requires, among other things, the recognition of deferred tax assets for the future benefit associated with net operating loss carryforwards. Statement No. 109 further provides that companies evaluate all deferred tax assets for the potential to realize such benefits in future periods and to record a valuation allowance offsetting deferred tax assets in certain circumstances.

     In evaluating the Company's ability to realize the benefits associated with its net operating loss carryforwards, the Company considered the following:

     (i) the expected impact of temporary (timing) differences between taxable income and income reported for financial statement purposes;
    (ii) the pro forma impact on the Company's earnings for the three years in the period ending with fiscal 1993 of the Initial Public Offering of 6,900,000 shares of common stock in October 1991, the sale of the 5,000,000 shares of common stock in April 1992, and the refinancing and repayment of certain of the Company's debt obligations during fiscal 1993 and 1992;
   (iii)   income from continuing operations recorded in fiscal
           1993 before income taxes, non-recurring expense and extraordinary items; and
    (iv)   the Company's expected future operating income.

Consistent with the provisions of Statement No. 109, the Company reevaluated its deferred tax asset in the fourth quarter of fiscal 1993 and reversed a portion of its valuation allowance amounting to $24.7 million in addition to the $6.6 million benefit it recognized in fiscal 1992. After giving effect to the benefit from the recognition of future net operating loss carryforwards, the Company has approximately $64 million of unrecognized net operating loss carryforwards available for financial reporting purposes at the end of fiscal 1993. The tax benefits that will be realized from the treatment of acquisition related liabilities will be credited against the excess of costs over net assets acquired in the period such benefits accrue.

     The Company has total net operating loss carryforwards available to offset future taxable income amounting to approximately $170 million at January 8, 1994, a portion of which will be applied to the excess of cost over net assets acquired. These carryforwards, if fully utilized, would result in a future tax saving of approximately $60 million at current U.S. corporate income tax rates. The net operating loss carryforwards expire beginning in 2001 and fully expire in 2007.

     The principal differences between net operating loss carryforwards for financial reporting and tax purposes are related to liabilities accrued at the date of the Acquisition and the difference in basis for tax and financial reporting purposes of the Activewear Division, which was sold in 1990.

     As a result of the Common Stock offering in 1991 and 1992 and other ownership changes occurring during the prior three year period, a change of ownership occurred under Internal Revenue Code Section 382, which will effectively limit the rate at which the Company may utilize its net operating loss carryforwards. The Company believes that it will ultimately realize all of the benefits attributable to its net operating loss carryforwards; however, the amount of such benefits that the Company will realize and the period in which any benefit is realized are subject to several factors including the general level of economic activity, the level of earnings, future changes in U.S. corporate income tax laws and regulations, potential Internal Revenue Service audit adjustments and limitations on the ability of the Company to utilize net operating tax carryforwards under the Internal Revenue Code. (See Note 7 of Notes to Consolidated Financial Statements on pages 39 to 42.)

     Income from continuing operations for fiscal 1993 was $53.3 million compared to income from continuing operations of $47.6 million in fiscal 1992. The increase in income from continuing operations of $5.7 million or 12% is attributable to increased operating income, lower interest expense and the income tax benefit recorded partially offset by the $22.5 million non-recurring expense noted above.

     Extraordinary losses of $(18.6) million (without income tax benefit) recorded in fiscal 1993 and $(57.6) million (without income tax benefit) recorded in fiscal 1992 primarily relate to premium payments and the write-off of deferred financing costs associated with the early extinguishment of debt.

     In January 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, Accounting for Postretirement Benefits other than Pensions ("Statement No. 106") and accordingly recorded a $(10.5) million non-cash charge associated with the cumulative effect of adopting Statement No. 106.

     Net income for fiscal 1993 of $24.1 million reflects income from continuing operations of $53.3 million, partially offset by extraordinary charges of $(18.6) million and the $(10.5) million cumulative effect noted above.

     Net loss for fiscal 1992 of $(17.5) million reflects income from continuing operations of $47.6 million offset by the extraordinary losses for early extinguishment of debt of $(57.6) million and the loss from discontinuing the women's accessories business of $(7.4) million.

COMPARISON OF FISCAL 1992 WITH FISCAL 1991

     Net revenues increased 11.1% from $562.5 million in fiscal 1991 to $625.1 million in fiscal 1992. The increase in net revenues is primarily attributable to continued growth in the Company's Intimate Apparel Division and growth in the Chaps by Ralph Lauren and Dior accessory marketing units of the Menswear Division.

     INTIMATE APPAREL DIVISION. Net revenues increased 13.3% to $384.8 million in fiscal 1992 from the $339.7 million recorded in fiscal 1991. The increase is attributable to continued growth in the Company's Warner's and Olga brands of over 9%, and the highly successful introduction of the Fruit of the Loom brand of intimate apparel into the mass merchandise market.

     MENSWEAR DIVISION. Net revenues for fiscal 1992 increased 10.6% to $200.0 million from the $180.8 million recorded in fiscal 1991.
     The increase is primarily attributable to an increase in Chaps by Ralph Lauren net revenues of over 50% and an increase in Dior accessories net revenues of over 27%. Puritan net revenues decreased reflecting the Company's decision, in fiscal 1991, to restructure and reposition its knit shirt and sweater business for the mass merchandise market. The Company's dress shirt business reversed previous year trends with an increase in net revenues in fiscal 1992 compared to fiscal 1991. In addition, the Company's dress shirt brands increased their market share in fiscal 1992.

     Gross profit increased to $219.3 million in fiscal 1992 from $195.4 million in fiscal 1991. Gross profit as a percentage of net revenues increased to 35.1% in fiscal 1992 from 34.7% in fiscal 1991. The increase in gross profit as a percentage of net revenues reflects a higher mix of intimate apparel sales compared to menswear as well as gross margin improvements in both the Intimate Apparel and Menswear Divisions.

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit increased 13.8% to $152.9 million in fiscal 1992 (39.7% of intimate apparel net revenues) from the $134.3 million (39.5% of intimate apparel net revenues) recorded in fiscal 1991. The increase in gross profit primarily reflects higher net revenues noted above. The increase in gross profit as a percentage of net revenues reflects manufacturing efficiencies related to the higher number of units produced.

     MENSWEAR DIVISION. Menswear Division gross profit increased 19.4% to $52.3 million in fiscal 1992 (26.1% of menswear net revenues) from $43.8 million (24.2% of menswear net revenues) recorded in fiscal 1991. The increase in gross profit reflects increased sales volume as noted above and a more favorable mix of higher margin men's accessory and Chaps by Ralph Lauren business than in fiscal 1991.

     Selling, administrative and general expenses increased to $116.5 million (18.6% of net revenues) in fiscal 1992 from $110.8 million (19.7% of net revenues) in fiscal 1991. The increase in selling, administrative and general expenses reflects volume increases and an increase in advertising and marketing expense supporting new product introductions. The decrease in selling, general and administrative expenses as a percentage of net revenues reflects continuing efforts by the Company to operate efficiently and control costs and the spreading of certain fixed costs over the higher net revenue base.

     Interest expense decreased 33% to $48.8 million in fiscal 1992 from $72.3 million recorded in fiscal 1991. The decrease in interest expense in fiscal 1992 compared to fiscal 1991 reflects the impact of the Company's sale of 11,900,000 shares of Common Stock, which yielded net proceeds to the Company of over $285 million, and the application of such proceeds to reduce the Company's outstanding indebtedness as well as the refinancing of substantially all of the Company's remaining debt obligations which reduced the average rate of interest on the Company's outstanding debt from nearly 14% during 1991 to approximately 7.5% at the end of 1992. Interest expense for fiscal 1992 includes approximately $4.3 million of non cash interest compared to $8.5 million for fiscal 1991. The decrease in non cash interest in fiscal 1992 compared to fiscal 1991 reflects a decrease in accretion related to the Senior Discount Term Notes which were redeemed in full in May 1992 and a reduction in deferred financing cost amortization due to the early repayment of all of the Company's high yield debt obligations in the fourth quarter of 1991 and during 1992.

     As noted previously, in the fourth quarter of fiscal 1992, the Company adopted Statement No. 109, retroactive to the beginning of the fiscal year and accordingly recorded an income tax benefit of $6.6 million in fiscal 1992. This tax benefit compares to a $5 million tax provision recorded in 1991 which primarily related to foreign taxes.

     Income from continuing operations for fiscal 1992 was $47.6 million (including the tax benefits noted above) compared to a loss from continuing operations of $(19.5) million in fiscal 1991. The increase in income from continuing operations of $67.1 million is attributable to increased operating income, lower interest expense and the tax benefit noted above. In addition, the fiscal 1991 loss includes a non recurring charge of $13.0 million related to the restructuring of the Company's knitwear operations.

     Extraordinary losses of $(57.6) million (without income tax benefit) recorded in fiscal 1992 relate to premium payments and the write-off of deferred financing costs associated with the early extinguishment of debt.

     During the fourth quarter of fiscal 1992, the Company decided to discontinue the operations of its women's accessories business. The loss from discontinued operations of $(7.4) million includes the estimated charges to terminate certain license agreements, close the division's facility, make severance payments, write off certain existing assets and dispose of the remaining inventory.

     Net loss for fiscal 1992 reflects income from continuing operations of $47.6 million offset by the extraordinary losses for early extinguishment of debt of $(57.6) million and the loss from discontinuing the women's accessories business of $(7.4) million.

CAPITAL RESOURCES AND LIQUIDITY

     On April 2, 1992 the Company completed the sale of 5,000,000 shares of Common Stock to the public (the "Offering") at an offering price of $34.50 per share. Net proceeds from the Offering were approximately $161.3 million. In conjunction with the Offering, the Company also entered into a financing agreement underwritten by General Electric Capital Corporation, Union Bank of Switzerland and Bank of Nova Scotia (the "Financing") that provided for a revolving loan of up to $125 million and a term loan in the principal amount of $225 million ($200 million at January 2, 1993) with a LIBOR option at a rate of LIBOR plus 2.5% for the revolving loan and LIBOR plus 3.0% for the term loan reduced to LIBOR plus 2.75% when certain financial tests are met. The proceeds of the Offering and the Financing were used to (i) redeem all outstanding Class A $14.50 Cumulative Preferred Stock and Class B $10.00 Cumulative Preferred Stock of the Company, (ii) repay all of Warnaco's indebtedness under the Amended and Restated Credit Agreement dated as of April 19, 1991 among Warnaco and the lenders and agents named therein,
(iii) redeem the entire principal amount outstanding of the Company's 8.6464% Senior Discount Term Notes (these notes were issued at a discount from their face value which resulted in an effective annual interest cost of approximately 18%), (iv) redeem the entire principal amount outstanding of the Company's 12 1/4% Senior Subordinated Notes due 1993-96, (v) redeem the entire principal amount of the Company's 12 3/8% mortgage notes, (vi) repay certain capital lease obligations and
(vii) pay related premiums and expenses associated with the retirement or redemption of the obligations noted above. Interest expense and preferred stock dividends (assuming interest rates) will be reduced approximately $30 million per year as a result of these transactions. Because these transactions were completed in April 1992, the Company realized a pro rata portion of such savings in fiscal 1992.

     On October 1, 1992, the Company amended its Financing Agreement with General Electric Capital Corporation, Union Bank of Switzerland, The Bank of Nova Scotia and Citibank, N.A. to increase the principal amount of the Company's term loan by $100 million in order to allow the Company to redeem all $90 million of its 12 1/2% Subordinated Debentures (which represents the final tranche of its high yield debt) six years ahead of schedule. Interest expense (assuming current interest rates) will be reduced by an additional $4 million per year as a result of the redemption and increase in the term loan principal amount.

     On May 27, 1993, the Company amended its Financing Agreement to increase the maximum amount of borrowing available under its revolving loan to $200 million.

     On October 14, 1993, the Company refinanced its Financing Agreement with a new $500 million facility underwritten and co-managed by the Bank of Nova Scotia and Citibank, N.A., with General Electric Capital Corporation, Credit Suisse, and the Union Bank of Switzerland, as co-agents, all of whom were existing lenders to the Company. The new facility reduced the borrowing rate to the Company from LIBOR plus 2.75% to LIBOR plus 1.25%, a 150 basis point or $8 million a year savings.
The facility also contains agreements that further reduce the interest rate to LIBOR plus .75% as the Company improves its credit rating in the future. The Company has received three credit rating upgrades in the past two years, with the latest upgrade from Standard and Poor's assigning a BB+ implied senior debt rating.

     Certain provisions in the Company's debt agreements require the Company to fix the LIBOR rates on up to $250 million of the Company's $500 million facility. As a result, the Company entered into agreements which effectively fix the LIBOR rate on $100 million at 5.690%, $50 million at 4.665%, and $100 million at 4.290%. Each agreement is for a term of two years expiring in April 1994, October 1994, and January 1996, respectively.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the second quarter and beginning of the third quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year, reflecting third quarter and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. (See "--Seasonality".)

     Cash provided by operating activities for the 1993 fiscal year totaled approximately $11.9 million compared to a use of $35.8 million in fiscal 1992. The significant improvement is primarily attributable to an improvement in both inventory and accounts receivable efficiencies resulting in a decrease in net working capital changes of $51.5 million compared to 1992.

     Interest expense for fiscal 1993 totalled $38.9 million, a reduction of 20% from the $48.8 million recorded in fiscal 1992. Interest includes approximately $3.3 million and $4.3 million of non-cash interest in fiscal 1993 and fiscal 1992, respectively. Non-cash interest includes amortization of deferred debt issue costs. The Company expects that interest expense will further decrease in fiscal 1994 compared to fiscal 1993 reflecting the favorable impact of reducing the Company's average interest rate on outstanding debt from nearly 7.5% in fiscal 1992 to approximately 6% in December 1993. The actual level of interest expense that the Company will incur in fiscal 1994 is dependent on several factors, including the overall level of interest rates, the general level of economic activity, the level of retail sales and the Company's need for working capital to fund growth in its operations.

     On February 1, 1993 the Company entered into an agreement with the Bank of Nova Scotia to provide the Company with a $40 million line of credit to be used for the issuance of commercial letters of credit (the "L/C Facility"). Letters of credit issued under the L/C Facility are secured by the applicable inventory until such letters of credit have been paid. The facility was subsequently increased to $55 million, with a 90 day term draft acceptance sub-facility of $30 million.

     On March 14, 1994, the Company acquired the Calvin Klein Men's Underwear business and trademarks worldwide and the worldwide license for Calvin Klein Men's Accessories (a five-year initial term with a five-year option exercisable solely at the Company's option). In addition, the Company will acquire the Calvin Klein trademark for women's intimate apparel upon expiration of an existing license agreement on December 31, 1994. The total purchase price was $62.5 million and was financed by cash in the amount of $38.5 million drawn from the existing bank facility and $24.0 million (the fair market value of 849,746 shares) in the Company's common stock. (See Note 14 of Notes to Consolidated Financial Statements on page 51.)

     At January 8, 1994, the Company had approximately $95.2 million of additional borrowing available under its bank facilities. The Company believes that funds available under its bank facilities together with funds to be generated from future operations will be sufficient to meet the capital expenditure requirements and working capital needs of the Company including interest and debt principal payments for the foreseeable future.

     Capital expenditures for new facilities, improvements to existing facilities and for machinery and equipment were approximately $6.1 million, $13.7 million and $12.4 million in the 1991, 1992 and 1993 fiscal years, respectively. Depreciation expense was $11.0 million, $10.4 million and $9.2 million in the 1991, 1992 and 1993 fiscal years, respectively.

SEASONALITY

         The operations of the Company are somewhat seasonal, with approximately 56% of net revenues, 58% of income before non-recurring items and substantially all of the Company's cash flow from operating activities generated in the second half of the fiscal year. Generally, the Company's operations during the first half of the year are financed by increased borrowings. The following sets forth the net revenues, income before non-recurring items and cash flow from operating activities generated for each quarter of fiscal 1992 and fiscal 1993.

                                                            THREE MONTHS ENDED
                             -------------------------------------------------------------------------------
                                                              (IN MILLIONS)

                              APR 4,    JUL 4,   OCT 3,      JAN 2,     APR 3,   JUL 3,    OCT 2,    JAN 8,
                               1992      1992     1992        1993       1993     1993      1993      1994
                               ----      ----     ----        ----       ----     ----      ----      ----

Net revenues  . . . . . . . .  $130.5    $139.2    $170.3    $185.1     $ 156.8  $ 158.3    $184.0   $ 204.7

Income before non-
recurring items . . . . . .    20.7      14.0      26.7      28.4        22.1     16.3      28.2      25.6

Cash flow from operating
activities  . . . . . . . .  $(38.2)   $(44.3)   $ (3.7)    $50.4      $(23.4)  $(22.7)    $(1.4)    $59.4

INFLATION

     The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States, Canada and western Europe have had a significant effect on its net revenues or its profitability. Management believes that, in the past, the Company has been able to offset such effects by increasing prices or by instituting improvements in efficiency. Mexico historically has been subject to high rates of inflation; however, the effects of high rates of inflation on the operation of the Company's Mexican subsidiaries have not had a material impact on the results of operations of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Company adopted Financial Accounting Standards Board Statement No. 106 Employers Accounting for Postretirement Benefits other than Pensions ("Statement No. 106"). In accordance with the provisions of Statement No. 106 the Company adopted Statement No. 106 effective with the first quarter of fiscal 1993. Adoption of Statement No. 106 resulted in a one time non-cash charge for the cumulative effect for postretirement benefits of $(10.5) million which was recorded in the results of operations in the first quarter of 1993. Adoption of Statement No. 106 is not expected to have a material effect on the results of operations in any other future period. (See Note 8 of Notes to Consolidated Financial Statements on pages 42 to 45.)

     The Company adopted Financial Accounting Standards Board Statement No. 109 Accounting for Income Taxes ("Statement No. 109") in the fourth quarter of fiscal 1992, retroactive to the first quarter of fiscal 1992. (See "--Results of Operations" on pages 16 to 20 and Note 7 of Notes to Consolidated Financial Statements on pages 39 to 42.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from page 12 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
          8-K.

   (a) 1.     The Consolidated Financial Statements of The Warnaco
              Group, Inc.

                                                                   Page

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . 30
Consolidated Balance Sheets as of January 2, 1993
  and January 8, 1994 . . . . . . . . . . . . . . . . . . . . . . . 31
Consolidated Statements of Operations for the Years Ended
  January 4, 1992, January 2, 1993 and January 8, 1994  . . . . . . 33
Consolidated Statement of Stockholders' Equity for the
  Years Ended January 4, 1992, January 2, 1993
  and January 8, 1994 . . . . . . . . . . . . . . . . . . . . . . . 34
Consolidated Statements of Cash Flow for the Years Ended
  January 4, 1992, January 2, 1993 and January 8, 1994  . . . . . . 35
Notes to Consolidated Financial Statements  . . . . . . . . . . . . 36

      2.    Financial Statement Schedules:

              VIII   Valuation and Qualifying Accounts and Reserves 52


                IX   Short-Term Borrowings . . . . . . . . . . . .  53


                 X   Supplementary Statement of Operations .
                     Information . . . . . . . . . . . . . . . . .  54

            Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.


     3.     Exhibits:

     3.1    Restated Certificate of Incorporation of the Company.
            (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 33-45877.)

     3.2 Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-45877.)

    10.1 Amended and Restated Credit Agreement dated as of October 1, 1992 (the "Credit Agreement") among the Company, Warnaco, General Electric Capital Corporation, as Agent, Union Bank of Switzerland, as Co-Agent, the Bank of Nova Scotia, as Paying Agent, and certain other lenders named therein. (Incorporated by reference to Form 10-K filed March 31, 1993 under exhibit number 10.1)

    10.2 Amendment No. 1 to the Credit Agreement dated as of December 21, 1992. (Incorporated by reference to Form 10-K filed March 31, 1993 under exhibit number 10.2)

    10.3 Amendment No. 2 to the Credit Agreement dated as of January 21, 1993. (Incorporated by reference to Form 10-K filed March 31, 1993 under exhibit number 10.3)

    10.4 Amendment No. 3 to the Credit Agreement dated as of May 27, 1993. (Incorporated by reference to Form 10-Q filed August 11, 1993 under reference number 10-10)

    10.5 Credit Agreement dated as of October 14, 1993 (the "1993 Financing") among the Company, Warnaco, The Bank of Nova Scotia, as managing agent and paying agent, Citicorp U.S.A., as co-managing agent and documentation and collateral agent, and certain other lenders named therein.
            (Incorporated by reference to Form 10-Q filed November 16, 1993 under reference number 10-1)
  .
    10.6 Employment Agreement, dated as of January 6, 1991, between the Company and Linda J. Wachner. (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-42641.)

    10.7    Incentive Compensation Plan.  (Incorporated by reference to
            Exhibit 3.1 to the Company's Registration on Form S-1, No.
            32-45877.)

    10.8 1991 Stock Option Plan. (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-42641.)

    10.9 Amended and Restated 1988 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 33-42641.)

   10.10 Warnaco Employee Retirement Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-42641.)

   10.11 Executive Management Agreement dated as of May 9, 1991 between the Company, Warnaco and The Spectrum Group, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-42641.)

   10.12 1993 Stock Plan for non employee directors (the "Director, Stock Plan") incorporated herein by reference to Company's Proxy Statement.

    11.1    Calculation of Income (Loss) per common share.

    22.1 Subsidiaries of the Company. (Incorporated herein by reference to Exhibit 22.1 to the Company's Registration Statement on Form S-1, No. 33-41798.)

 24.1(a)    Consent of Independent Auditors

 24.1(b)    Consent of Independent Auditors

- --------------------

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant in the last quarter of the 1993 fiscal year.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 7th day of April, 1994.


                                  THE WARNACO GROUP, INC.

                                  By:    /s/ LINDA J. WACHNER
                                     --------------------------
                                      Linda J. Wachner
                                  Chairman, President and Chief
                                      Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

    Signature                       Title                       Date
    ---------                       -----                       ----

  LINDA J. WACHNER         Chairman of the Board;          April 7, 1994
- ---------------------      Director; President and Chief
 (Linda J. Wachner)        Executive Officer (Principal
                           Executive Officer)


   DARIUSH ASHRAFI         Director; Senior Vice           April 7, 1994
- ------------------------   President and Chief Financial
  (Dariush Ashrafi)        Officer (Principal Financial
                           Officer)

 WILLIAM S. FINKELSTEIN    Senior Vice President and       April 7, 1994
- ------------------------   Controller (Principal
(William S. Finkelstein)   Accounting Officer)


 JOSEPH A. CALIFANO, JR.   Director                        April 7, 1994
- ------------------------
(Joseph A. Califano, Jr.)

   ANDREW G. GALEF         Director                        April 7, 1994
- ------------------------
  (Andrew G. Galef)

  STEWART A. RESNICK       Director                        April 7, 1994
- ------------------------
(Stewart A. Resnick)

  ROBERT D. WALTER         Director                        April 7, 1994
- ------------------------
 (Robert D. Walter)


                     REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The Warnaco Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. as of January 2, 1993 and January 8, 1994, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years in the period ended January 8, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Warnaco Group, Inc. at January 2, 1993 and January 8, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 8, 1994, in conformity with generally accepted accounting principles.
Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 7 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 and changed its method of accounting for postretirement benefits other than pensions in 1993.

                                  ERNST & YOUNG

New York, New York
February 21, 1994



                          THE WARNACO GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF DOLLARS)


                                               JANUARY 2,    JANUARY 8,
                                                 1993          1994
                                               ----------    ---------
ASSETS
 Current assets:

   Cash, restricted $1,266 - 1992 and
      $886 - 1993  . . . . . . . . . . . . .    $  3,763     $  4,651

   Accounts receivable, less allowance for
     doubtful accounts of $1,770 - 1992
     and $1,413 - 1993 . . . . . . . . . . .     122,894      126,507
   Inventories . . . . . . . . . . . . . . .     209,297      239,503

   Prepaid expenses  . . . . . . . . . . . .      20,029       22,148
                                                --------     --------
       Total current assets  . . . . . . . .     355,983      392,809
                                                --------     --------

 Property, plant and equipment, at cost:

   Land and land improvements  . . . . . . .       5,809        5,676

   Buildings and building improvements . . .      59,724       59,505
   Machinery and equipment . . . . . . . . .      64,618       73,712
                                                --------     --------
                                                 130,151      138,893
   Less:  accumulated depreciation and
     amortization  . . . . . . . . . . . . .      56,166       65,257
                                                --------     --------
       Net property, plant and
         equipment . . . . . . . . . . . . .      73,985       73,636
                                                --------     --------

 Other assets:

   Deferred financing costs, less
     accumulated amortization of $2,218 -
     1992 and $356 - 1993  . . . . . . . . .      16,535        5,626
   Licenses, trademarks, intangible and
     other assets, at cost, less
     accumulated amortization of $41,893 -
     1992 and $47,253 - 1993 . . . . . . . .      50,290       62,722

   Excess of cost over net assets
     acquired, less accumulated
     amortization of $24,012 - 1992 and
     $27,725 - 1993  . . . . . . . . . . . .     126,264      122,551

   Deferred income tax asset . . . . . . . .
                                                   6,589       31,289
                                                --------     --------
       Total other assets  . . . . . . . . .     199,678      222,188
                                                --------     --------
                                                $629,646     $688,633
                                                ========     =======




                         THE WARNACO GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS OF DOLLARS)


                                                        JANUARY 2,    JANUARY 8,
                                                           1993          1994
                                                        ----------    ---------

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable   . . . . . . . . . . . . . . . . . .     $  4,290     $  5,819
  Borrowing under revolving credit facility   . . . .       61,944      100,523
  Current portion of long-term debt   . . . . . . . .       44,533       49,171

  Accounts payable . . . . . . . . . . . .    . . . .       75,628       86,403
  Accrued compensation  . . . . . . . . . . . . . . .       10,307        4,807
  Accrued interest  . . . . . . . . . . . . . . . . .        4,974        5,755

  Other accrued liabilities   . . . . . . . . . . . .       11,944       15,592
  Federal and other income taxes  . . . . . . . . . .          910        2,778
                                                          --------     --------
        Total current liabilities   . . . . . . . . .      214,530      270,848
                                                          --------     --------


Long-term debt  . . . . . . . . . . . . . . . . . . .      277,601      245,518
Other long-term liabilities . . . . . . . . . . . . .        1,673       13,132

Stockholders' equity:

  Preferred Stock; $.01 par value, none authorized
    in 1992; 10,000,000 shares authorized, none
    issued in 1993  . . . . . . . . . . . . . . . . .            -           -

  Class A Common Stock; $.01 par value, 40,000,000
    shares authorized in 1992; 65,000,000 shares
    authorized in 1993; 20,195,450 and 20,166,575
    shares issued and outstanding in 1992 and 1993,
    respectively  . . . . . . . . . . . . . . . . . .          202         202
  Capital in excess of par value  . . . . . . . . . .      315,411     315,270

  Cumulative translation adjustment   . . . . . . . .        1,960         279
  Accumulated deficit   . . . . . . . . . . . . . . .     (171,341)   (147,225)
  Notes receivable for common stock issued  . . . . .      (10,390)     (9,391)
                                                          --------     --------
                Total stockholders' equity  . . . . .      135,842      159,135
                                                          --------     --------
                                                          $629,646     $688,633
                                                          ========     ========

  This statement should be read in conjunction with the accompanying
            Notes to Consolidated Financial Statements.




                                              THE WARNACO GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                            FOR THE YEAR ENDED
                                                                  ---------------------------------------
                                                                  JANUARY 4,     JANUARY 2,    JANUARY 8,
                                                                     1992           1993          1994
                                                                  ----------     ----------    ----------
        Net revenues  . . . . . . . . . . . . . . . . . . . .      $562,529      $625,064       $703,769
                                                                   --------      --------       --------
        Cost of goods sold  . . . . . . . . . . . . . . . . .       367,135       405,750        467,362

        Selling, administrative and general expenses
          including $ 500 with related parties in each year         124,623       129,502        144,219
        Non recurring expense   . . . . . . . . . . . . . . .        13,003             -         22,500
                                                                   --------      --------       --------
        Income before interest and income taxes . . . . . . .        57,768        89,812         69,688

        Interest expense  . . . . . . . . . . . . . . . . . .        72,276        48,848         38,935
                                                                   --------      --------       --------
        Income (loss) from continuing operations before             (14,508)       40,964         30,753
          income taxes  . . . . . . . . . . . . . . . . . . .

        Provision (benefit) for income taxes  . . . . . . . .         5,006        (6,600)       (22,500)
                                                                   --------      --------       --------
        Income (loss) from continuing operations  . . . . . .       (19,514)       47,564         53,253
        Loss from discontinued operations . . . . . . . . . .        (6,076)       (7,443)             -

        Extraordinary items . . . . . . . . . . . . . . . . .        (2,859)      (57,576)       (18,637)
        Cumulative effect of change in method of accounting
        for postretirement benefits other than pensions . . .             -             -        (10,500)
                                                                   --------      --------       --------
        Net income (loss) . . . . . . . . . . . . . . . . . .      ($28,449)     ($17,455)       $24,116
                                                                   ========      ========       ========

        Net income (loss) applicable to common stockholders .      ($33,949)     ($20,205)       $24,116
                                                                   ========      ========       ========

        Income (loss) per common share:
          Income (loss) from continuing operations  . . . . .        ($2.62)        $2.35          $2.68

          Loss from discontinued operations . . . . . . . . .          (.64)         (.39)             -

          Extraordinary items   . . . . . . . . . . . . . . .          (.30)        (3.02)          (.94)
          Cumulative effect of change in method of
            accounting for postretirement benefits other
            than pensions   . . . . . . . . . . . . . . . . .             -             -           (.53)
                                                                   --------      --------       --------
        Net income (loss) per common share  . . . . . . . . .        ($3.56)       ($1.06)         $1.21
                                                                   ========      ========       ========
        Weighted average number of common shares outstanding          9,530        19,055         19,885
                                                                   ========      ========       ========

  This statement should be read in conjunction with the accompanying
          Notes to Consolidated Financial Statements.


                       THE WARNACO GROUP, INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS OF DOLLARS)


                                                                                              NOTES
                                    CLASS A     CAPITAL IN    CUMULATIVE                    RECEIVABLE
                                     COMMON     EXCESS OF     TRANSLATION    ACCUMULATED    FOR COMMON
                                     STOCK      PAR VALUE     ADJUSTMENT       DEFICIT        STOCK          TOTAL
                                    -------     ---------     ----------      ---------      -------         -----
Balance January  5, 1991  . .          $62      $20,603         $6,134      ($117,187)        ($969)      ($91,357)
Sold 2,179,000 shares of Class
A common stock to employees .           22       10,178                                     (10,193)             7

Repurchased 59,400 shares of
  Class A common stock from
  employees  . . . . . . . .                       (297)                                        297

Sold 6,900,000 shares of Class
A common stock net of expenses
of $14,265  . . . . . . . . .           69      123,666                                                    123,735
Net loss  . . . . . . . . . .                                                 (28,449)                     (28,449)

Preferred dividends . . . . .                                                  (5,500)                      (5,500)
Change in cumulative
  translation adjustment . .                                      (144)                                       (144)
                                      ----      -------        -------       --------       -------         ------
Balance January 4, 1992                153      154,150          5,990       (151,136)      (10,865)        (1,708)

Sold 5,000,000 shares of
  Class A common stock net
  of expenses of $11,190 . .           50      161,260                                                    161,310
Repayments of employee notes
receivable  . . . . . . . . .           (1)           1                                         475            475

Net loss  . . . . . . . . . .                                                 (17,455)                     (17,455)
Preferred dividends . . . . .                                                  (2,750)                      (2,750)

Change in cumulative
  translation adjustment . .                                   (4,030)                                     (4,030)
                                      ----      -------        -------       --------       -------        -------
Balance January 2, 1993 . . .          202      315,411          1,960       (171,341)      (10,390)       135,842
Repurchased 28,875 shares of
 Class A common stock from
 employees  . . . . . . . .                        (141)                                        141

Repayments of employee notes
  receivable . . . . . . . .                                                                    858            858
Net Income  . . . . . . . . .                                                  24,116                       24,116

Change in cumulative
  translation adjustment . .                                   (1,681)                                     (1,681)
                                      ----      -------        -------       --------       -------        -------
Balance January 8, 1994 . . .         $202     $315,270         $  279      ($147,225)      ($9,391)      $159,135
                                      ====     ========         ======      =========       =======       ========

    This statement should be read in conjunction with the accompanying
                Notes to Consolidated Financial Statements.



                       THE WARNACO GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOW
                       INCREASE (DECREASE) IN CASH
                        (IN THOUSANDS OF DOLLARS)


                                                                         FOR THE YEAR ENDED
                                                             ----------------------------------------------
                                                             JANUARY 4,        JANUARY 2,         JANUARY 8,
                                                                1992              1993               1994
                                                               ------            ------             ------
Cash flow from operations:

 Net income (loss) . . . . . . . . . . . . . . . . . .        ($28,449)         ($17,455)           $24,116
 Non-cash items included in net income (loss):
   Depreciation and amortization   . . . . . . . . . .          20,827            19,770             18,525
   Interest  . . . . . . . . . . . . . . . . . . . . .           8,476             4,266              3,309

   Extraordinary items   . . . . . . . . . . . . . . .           2,859            57,576             18,637
   Cumulative effect of accounting change  . . . . . .               -                 -             10,500
   Writedown of fixed assets included in non-recurring
     expense . . . . . . . . . . . . . . . . . . . . .               -                 -              1,159
   Increase in deferred income tax asset  . .  . . . .               -            (6,589)           (24,700)
 Income taxes paid . . . . . . . . . . . . . . . . . .          (5,350)           (3,387)            (1,008)

 Other changes in operating accounts . . . . . . . . .         (40,222)          (90,105)           (38,661)
 Change in net assets of discontinued operations . . .           2,680               161                  -
                                                               --------           -------           --------
Net cash provided from (used in) operations . . . . . .        (39,179)          (35,763)            11,877
                                                               --------           -------           --------

Cash flow from investing activities:
 Proceeds from the sale of fixed assets  . . . . . . .           2,460               475              1,739
 Increase in intangibles and other assets  . . . . . .          (4,112)             (551)            (7,467)
 Purchase of property, plant & equipment . . . . . . .          (6,092)          (13,651)           (12,438)
                                                               --------           -------           --------
Cash used in investing activities  . . . . . . . . . .          (7,744)          (13,727)           (18,166)
                                                               --------           -------           --------

Cash flow from financing activities:
 Proceeds from sale of Class A Common Stock and
  repayment of notes receivable from employees . . . .         123,742           161,785               858
 Borrowings (repayments) under credit facility . . . .         (20,645)           62,572            37,774

 Proceeds from other debt  . . . . . . . . . . . . . .          39,970           334,132           428,721
 Repayments of debt and redemption of Preferred Stock          (84,609)         (485,838)         (453,832)
 Preferred stock dividends paid  . . . . . . . . . . .          (5,500)           (2,750)                --
 Increase in deferred financing costs  . . . . . . . .          (9,850)          (18,716)           (8,360)

 Other . . . . . . . . . . . . . . . . . . . . . . . .            (104)           (1,651)             2,016
                                                               --------           -------           --------
Cash provided from financing activities  . . . . . . .           43,004            49,534              7,177
                                                               --------           -------           --------
Increase (decrease) in cash . . . . . . . . . . . . . .          (3,919)               44                888
Cash at beginning of year . . . . . . . . . . . . . . .           7,638             3,719              3,763
                                                               --------           -------           --------

Cash at end of year . . . . . . . . . . . . . . . . . .          $3,719            $3,763            $ 4,651
                                                               ========           =======           ========

Other changes is operating accounts:
 Accounts receivable . . . . . . . . . . . . . . . . .        ($10,381)         ($35,714)          ( 3,613)
 Inventories . . . . . . . . . . . . . . . . . . . . .         (28,583)          (49,899)          (30,206)

 Prepaid expenses  . . . . . . . . . . . . . . . . . .          (2,709)           (8,404)           (2,119)
 Accounts payable and accrued liabilities  . . . . . .          (3,411)            8,010             7,139
 Federal and other income taxes  . . . . . . . . . . .           5,006               (68)            2,876
 Other . . . . . . . . . . . . . . . . . . . . . . . .            (144)           (4,030)          (12,738)
                                                               --------           -------           --------
                                                              ($40,222)         ($90,105)         ($38,661)
                                                               ========           =======           ========


    This statement should be read in conjunction with the accompanying
                Notes to Consolidated Financial Statements.



                         THE WARNACO GROUP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: The Warnaco Group, Inc. (the "Company") was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ("Warnaco"). Warnaco is the principal operating subsidiary of the Company.

     Basis of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of The Warnaco Group, Inc. and all subsidiary companies for the years ended January 4, 1992, January 2, 1993 and January 8, 1994. The 1993 fiscal year included 53 weeks of operations. The impact of the additional week of operations was not material to the operations of the Company. Certain amounts have been reclassified to conform to the current year presentation.

     Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating foreign operations and are applied directly to stockholders' equity.

     Inventories: Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market.

     Depreciation and Amortization: Provision is made for depreciation of property, plant and equipment computed over the estimated useful lives of the assets using the straight-line method, as summarized below:

          Buildings . . . . . . . . . . . . . . . . .   20-40 years
          Building improvements . . . . . . . . . . .    2-20 years
          Machinery and equipment . . . . . . . . . .    3-10 years

Licenses, trademarks and other intangible assets are amortized over the estimated economic life of the assets. The excess of cost over net assets acquired is amortized over 40 years. The carrying value of the excess of cost over net assets acquired will be reviewed if facts and circumstances suggest that it may be impaired. If such a determination is made, the Company will reduce the carrying value of this asset. Deferred financing costs are amortized over the life of the related debt, using the debt outstanding method.

     Employee Retirement Plans: The Company has non-contributory pension and profit sharing retirement plans for the benefit of qualifying employees. Contributions are deposited with fund managers who invest the assets of the plans.

     Income Taxes: The Company adopted Statement of Financial Accounting Standards No. 109 effective with its 1992 fiscal year. Income taxes were accounted for under the provisions of Statement of Financial
Accounting Standards No. 96 for fiscal 1991.

     Capitalized Leases: The asset values and related amortization of capitalized leases are included with property, plant and equipment and accumulated depreciation and the associated debt is included with long-term debt.

     Revenue Recognition: The Company recognizes revenue when goods are shipped to customers.

     Income (Loss) Per Common Share: Income (loss) per common share is based on weighted average common shares outstanding after deducting preferred stock dividends and taking into account potential dilution from common stock equivalents.

NOTE 2 - DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1992, the Company made a strategic decision to discontinue the operations of its women's accessories business. Operating losses for the division for the year ending January 2, 1993 were approximately $2,299,000. Net revenues were $764,000 and $1,835,000 for the years ended January 4, 1992 and January 2, 1993. Total losses related to the women's accessories business also included anticipated losses related to the disposal of assets and losses and expenses associated with the disposal of inventories, termination of employees and remaining minimum royalty obligations of $3,085,000 and $2,059,000, respectively.

     In 1991, the Company finalized its evaluation of discontinued operations related to its Activewear Division sold in 1990 to a newly formed company ("Buyer") and recorded a loss of $6,076,000. At January 2, 1993 and January 8, 1994, the only remaining asset related to the Activewear Division is the Company's equity interest in the Buyer, valued at $5,000,000, which is included in other assets and is equal to its fair market value. Revenues included in discontinued operations related to the Activewear Division were approximately $10,531,000 in the year ended January 4, 1992. Certain Officers and/or Directors of the Company are also Officers and/or Directors of the Buyer and own, in the aggregate, 8.6% of the fully diluted shares of the Buyer.

NOTE 3 - NON-RECURRING EXPENSE

     On October 3, 1993, the Company made a strategic decision to discontinue a portion of its men's manufactured dress shirt and neckwear business segment. Net revenues for the year ended January 8, 1994 approximated $33,500,000 for this operation. Non recurring expense includes a $19,900,000 charge for fourth quarter losses and anticipated future losses from operations through the estimated date of disposal and losses and expenses associated with the disposal of assets, liquidation of inventories and termination of employees.

     In addition, non-recurring expense for the year ended January 8, 1994 includes $2,600,000 of costs associated with the final wind up of the Company's Canadian womenswear business, which had been discontinued in a prior year.

     Non-recurring expense of $13,003,000 recorded in the year ended January 4, 1992 represents restructuring costs associated with the Company's knitwear business. These costs consist primarily of write-offs associated with the closing of the Company's knitwear manufacturing facilities and the liquidation of related inventory.

NOTE 4 - EXTRAORDINARY ITEMS

     In October 1993, in conjunction with the 1993 Financing, as more fully described in Note 10, the Company recorded non cash extraordinary charges of $18,637,000 to write off deferred financing charges under the previous agreement and record losses under related interest rate swap agreements.

     On April 2, 1992 the Company completed a restructuring of its debt obligations which resulted in the (i) redemption of all outstanding shares of Class A and Class B Preferred Stock of the Company, (ii) repayment of all outstanding indebtedness under the Company's Amended and Restated Bank Credit Agreement, (iii) redemption of the entire principal amount outstanding of the Company's 8.64% Senior Discount Term Notes, (iv) redemption of the entire principal amount outstanding of the Company's 121/4 Senior Subordinated Notes, (v) redemption of the entire principal amount outstanding of the Company's 12 3/8% mortgage notes and
(vi) repayment of certain capital lease obligations. The repayment of the above noted debt obligations prior to their maturity resulted in an extraordinary charge of $46,454,000 due to early extinguishment of debt.

     On October 1, 1992 the Company amended its Financing Agreement (see
Note 10). On November 15, 1992 proceeds from the amended Financing Agreement were used to redeem the entire outstanding principal amount of the Company's 121/2% subordinated debentures. The repayment of the debentures, prior to their maturity, resulted in an extraordinary charge of $11,122,000 due to early extinguishment of debt.

     On April 19, 1991, the Company amended and restated its Bank Credit Agreement. The change in the agreement and the extension of the maturity, resulted in an extraordinary charge of $1,800,000 due to early extinguishment of debt.

     In November 1991, the Company retired the entire $83,000,000 outstanding principal balance of Senior Discount Notes. The repayment of $55,000,000 of such notes prior to their maturity in 1992 resulted in an extraordinary charge of $1,059,000 due to early extinguishment of debt.

     Due to the Company's existing net operating loss carryforwards (see
Note 7), none of the extraordinary items resulted in any income tax benefit.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In December 1993, the Company sold its Checotah, Oklahoma manufacturing facility to Authentic Fitness Corporation, a Company in which certain directors and officers are also officers and directors of the Company. The sales price of $3,317,000 was determined by an independent appraisal, and resulted in a gain of $901,000 to the Company.

     A Director and a stockholder of the Company is the sole stockholder, President and a Director of The Spectrum Group, Inc. ("Spectrum") and the President of Spectrum/Air Incorporated. Spectrum and the Company are parties to an agreement under which Spectrum provides consulting services to the Company. The Spectrum consulting agreement was amended on May 9, 1991 to provide for annual fees of $350,000 or such higher amount, including expenses, not to exceed $500,000 (plus cost of living increases) for a period of five years. The contract expires on May 9, 1996. Amounts charged to expense pursuant to these agreements were $500,000 in each of the three fiscal years ended January 8, 1994.

     In 1991, the Company sold a condominium including furnishings to the Chairman, President and Chief Executive Officer of the Company for an aggregate purchase price of $2,100,000.

NOTE 6 - SEGMENT REPORTING

     The Group operates within one industry segment--the marketing and manufacturing of apparel. The Group has no customer which accounts for ten percent or more of its total revenues. The Group operates in several geographic areas.

                         THE WARNACO GROUP, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     CANADA AND
      FOR THE YEAR ENDED JANUARY 4, 1992           UNITED STATES    LATIN AMERICA       EUROPE        CONSOLIDATED
- ----------------------------------------------     -------------    -------------       ------        ------------

Net revenues  . . . . . . . . . . . . . . . . .       $471,033          $41,839          $49,657         $562,529
                                                      ========          =======          =======         ========
Operating profit  . . . . . . . . . . . . . . .       $ 70,375          $ 8,551          $ 6,820          $85,746
                                                      ========          =======          =======

General corporate expense - net . . . . . . . .                                                           (27,978)

Interest expense  . . . . . . . . . . . . . . .                                                           (72,276)
                                                                                                         --------
Income (loss) from continuing operations
 before income taxes   . . . . . . . . . . . .                                                          ($ 14,508)
                                                                                                         ========

      FOR THE YEAR ENDED JANUARY 2, 1993
- ----------------------------------------------
Net revenues  . . . . . . . . . . . . . . . . .       $533,280          $42,575          $49,209         $625,064
                                                      ========          =======          =======         ========

Operating profit  . . . . . . . . . . . . . . .       $ 98,449          $ 7,978          $ 2,910         $109,337
                                                      ========          =======          =======

General corporate expense - net . . . . . . . .                                                           (19,525)
Interest expense  . . . . . . . . . . . . . . .                                                           (48,848)
                                                                                                         --------

Income from continuing operations before
 income taxes  . . . . . . . . . . . . . . . .                                                          $ 40,964
                                                                                                        ========
Identifiable assets at January 2, 1993  . . . .       $520,747          $29,783          $29,960         $580,490
                                                      ========          =======          =======

Corporate assets  . . . . . . . . . . . . . . .                                                           49,156
                                                                                                        --------
     Total Assets at January 2, 1993   . . . .                                                          $629,646
                                                                                                        ========
      FOR THE YEAR ENDED JANUARY 8, 1994
- ----------------------------------------------

Net revenues  . . . . . . . . . . . . . . . . .       $605,124          $52,945          $45,700         $703,769
                                                      ========          =======          =======         ========
Operating profit  . . . . . . . . . . . . . . .       $105,438          $ 6,366          $ 3,441         $115,245
                                                      ========          =======          =======

General corporate expense - net . . . . . . . .                                                           (45,557)

Interest expense  . . . . . . . . . . . . . . .                                                           (38,935)
                                                                                                         --------
Income from continuing operations before
 income taxes  . . . . . . . . . . . . . . . .                                                          $ 30,753
                                                                                                        ========

Identifiable assets at January 8, 1994  . . . .      $561,012           $37,072          $27,354          625,438
                                                     ========           =======          =======
Corporate assets  . . . . . . . . . . . . . . .                                                            63,195
                                                                                                          -------

     Total Assets at January 8, 1994   . . . .                                                          $688,633
                                                                                                        ========

     Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expenses-net, interest expense and income taxes. Non-recurring expense of $13,003,000 in fiscal 1991 and $22,500,000 in fiscal 1993 is included in general corporate expense-net.

     Identifiable assets are those assets of the Company that are associated with the operations in each geographic area. Corporate assets are principally property and equipment, deferred financing costs, deferred income tax asset and other assets.

NOTE 7 - INCOME TAXES

     During the fourth quarter of fiscal 1992, retroactive to the beginning of fiscal 1992, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ("Statement No. 109"). The adoption of Statement No. 109 resulted in the recognition of a deferred tax asset amounting to approximately $42,500,000 related to the benefit associated with net operating loss carryforwards to be realized in future periods as of the beginning of fiscal 1992. The deferred tax asset was offset in its entirety by a valuation allowance. During 1992, the Company issued 5,000,000 shares of common stock generating net proceeds of approximately $161,310,000 (the "Offering"), refinanced or redeemed all of its outstanding high yield debt and repaid certain other debt obligations (the "Refinancing") (see Notes 10 and 11). The completion of the Offering and Refinancing reduced the Company's annual interest expense and preferred stock dividends, on a pro forma basis, by approximately $34,000,000. As a result of these transactions, in the fourth quarter of 1992, the Company re-evaluated its deferred tax asset and reversed a portion of the valuation allowance related to this asset amounting to $6,589,000.

     In 1993, the Company recognized an additional deferred tax asset of $1,541,000 (offset in its entirety by a valuation allowance) related to an increase in the Company's statutory tax rate resulting from tax legislation passed in 1993. In the fourth quarter of 1993, the Company reevaluated its deferred tax asset and reversed an additional portion of its valuation allowance amounting to $24,700,000 related to this asset.
At January 2, 1993 and January 8, 1994, the Company had a deferred income tax asset of $52,383,000 and $53,924,000, respectively, offset by a valuation allowance of $45,794,000 and $22,635,000, respectively.

     The following presents the U.S. and foreign components of income
(loss) from continuing operations before income taxes:


                                                                          FOR THE YEAR ENDED
                                                              ------------------------------------------
                                                                JANUARY 4,     JANUARY 2,      JANUARY 8,
                                                                   1992           1993            1994
                                                                ----------     ----------      ----------
                                                                             (IN THOUSANDS)

U.S. income (loss) from continuing operations
  before income taxes   . . . . . . . . . . . . . . .             ($20,236)       $40,699         $29,750
        Foreign income before taxes . . . . . . . . . . . . .        5,728            265           1,003
                                                                  --------         ------        --------
Income (loss) from continuing operations before
        income taxes  . . . . . . . . . . . . . . . . . . .       ($14,508)       $40,964         $30,753
                                                                  ========        =======         =======

     The provision for income taxes included in the Consolidated
Statements of Operations amounts to:

                                                                          FOR THE YEAR ENDED
                                                               ------------------------------------------

                                                                 JANUARY 4,     JANUARY 2,      JANUARY 8,
                                                                    1992           1993            1994
                                                                 ----------     ----------      ----------
                                                                              (IN THOUSANDS)
        Federal . . . . . . . . . . . . . . . . . . . . . . .       $   --        $13,838         $10,413

        State . . . . . . . . . . . . . . . . . . . . . . . .          756           (952)            343
        Puerto Rico . . . . . . . . . . . . . . . . . . . . .          225             300            300

        Foreign . . . . . . . . . . . . . . . . . . . . . . .        4,025             641          1,557

        Recognition of current NOL benefit  . . . . . . . . .           --        (13,838)        (10,413)
        Recognition of future NOL benefit - net of
          valuation allowances  . . . . . . . . . . . . . . .           --         (6,589)        (24,700)
                                                                     -----        -------        ---------

                                                                    $5,006        ($6,600)       ($22,500)
                                                                    ======        =======        ========


     Loss from discontinued operations includes tax benefits related to operating losses incurred in foreign locations that were used to offset foreign income taxes of $1,307,000 in the year ended January 4, 1992 (none in the year ended January 2, 1993 or January 8, 1994).

     The Company has received grants from the Commonwealth of Puerto Rico which allows the Company to exempt up to 87.5% of income earned in Puerto Rico from taxation. The grants expire December 1, 2003. Tax benefits realized amounted to approximately $800,000 ($0.08 per share), $1,315,000 ($0.07 per share), and $733,000 ($0.03 per share) for the years ended January 4, 1992, January 2, 1993, and January 8, 1994, respectively.

     The U.S. Statutory rate was:  1991, 34%; 1992, 34%; and 1993, 35%.

     The following presents the reconciliation of the provision for income taxes to U.S. Federal income taxes computed at the statutory rate:


                                                                            FOR THE YEAR ENDED
                                                               ------------------------------------------
                                                                 JANUARY 4,     JANUARY 2,      JANUARY 8,
                                                                    1992           1993            1994
                                                                 ----------     ----------      ----------
                                                                              (IN THOUSANDS)

        Income (loss) from continuing operations before
          income taxes  . . . . . . . . . . . . . . . . . . .    ($14,508)       $40,964         $30,753
                                                                 ========        =======         =======

        Provision (benefit) for income taxes @ the
          statutory rate  . . . . . . . . . . . . . . . . . .      (4,932)        13,928          10,764
        Foreign income taxes @ rates in excess of the
          statutory rate    . . . . . . . . . . . . . . . . .       2,077            551           1,206

        State income taxes (benefit)  . . . . . . . . . . . .         756           (952)            343
        Puerto Rico income taxes  . . . . . . . . . . . . . .         225            300             300

        U.S. losses without tax benefit . . . . . . . . . . .       6,880              --             --

        Current benefit for U.S. NOL carrryforward  . . . . .          --        (13,838)        (10,413)
        Future benefit for U.S. NOL carryforward  . . . . . .          --         (6,589)        (24,700)
                                                                   ------        -------         --------

        Provision (benefit) for income taxes  . . . . . . . .     $ 5,006        ($6,600)       ($22,500)
                                                                  =======        =======        =========


     At January 8, 1994, the Company had unrecognized U.S. net operating loss carryforwards for financial reporting purposes of approximately $64,000,000. For tax purposes, the Company has estimated U.S. net operating loss carryforwards of approximately $170,000,000 which expire from 2001 through 2007.

     The principal differences between tax and financial reporting net operating loss carryforwards are related to liabilities accrued at the date of the Acquisition, the difference in basis for tax and financial reporting purposes of the Activewear Division which was sold in 1990, and the recognition of future benefits related to the utilization of U.S. net operating loss carryforwards. The tax benefits that will be realized from the treatment of acquisition related liabilities will be credited against the excess of costs over net assets acquired in the period such benefits accrue.

     As a result of the 1992 public stock offering, the 1991 initial public offering and other ownership changes occurring during the prior three-year period, a change of ownership occurred under Internal Revenue Code Section 382, which effectively limits the rate at which the Company may utilize its net operating loss carryforwards. Nevertheless, the Company expects that it will be able to utilize substantially all of the net operating loss carryforwards it would have used, absent any Section 382 limitation.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

  PENSIONS
  --------

     The Company has a defined benefit pension plan which covers substantially all non-union domestic employees (the "Plan"). The Plan is noncontributory and benefits are based upon years of service and average earnings for the five highest consecutive calendar years of compensation during the ten years immediately preceding retirement. Pension contributions are also made to foreign plans and directly to union sponsored plans.

     The funding policy for the Plan is to make, as a minimum contribution, the equivalent of the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA).

Pension costs were:


                                                                          FOR THE YEAR ENDED
                                                                ------------------------------------------

                                                                 JANUARY 4,     JANUARY 2,      JANUARY 8,
                                                                    1992           1993            1994
                                                                 ----------     ----------      ----------
                                                                              (IN THOUSANDS)
        Benefits earned . . . . . . . . . . . . . . . . . . .      $1,804         $1,865          $2,004

        Interest cost on projected benefits . . . . . . . . .       6,780          7,185           7,367
        Actual return on investments  . . . . . . . . . . . .     (15,552)        (7,038)        (12,834)

        Net amortization/deferral . . . . . . . . . . . . . .       7,652         (2,000)          3,899
                                                                   ------        -------         -------
        Cost of Company plan  . . . . . . . . . . . . . . . .         684             12             436

        Cost of other plans . . . . . . . . . . . . . . . . .         700            277             343
                                                                   ------         ------          ------

        Net pension cost  . . . . . . . . . . . . . . . . . .      $1,384         $  289          $  779
                                                                   ======         ======          ======

     The Plan had assets in excess of projected benefit obligations at January 8, 1994. Plan investments include insurance contracts, fixed income securities and marketable equity securities, including 35,000 shares of the Company's Class A common stock, which has a fair market value of $1,063,000 at January 8, 1994 and 49,000 shares of Authentic Fitness Corporation's common stock which has a fair market value of $1,378,000 at January 8, 1994. No such shares were held at January 2, 1993.

     The following table presents a reconciliation of the funded status of the Plan at January 2, 1993 and January 8, 1994.


                                               THE WARNACO GROUP, INC
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                January 2,      January 8,
                                                                                   1993            1994
                                                                                ----------      ----------
                                                                                      (in thousands)
       Plan assets at fair value . . . . . . . . . . . . . . . . . . . . .       $94,787        $100,974
                                                                                 =======        ========
        Actuarial present value of benefit obligation:
          Vested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78,311          90,567
          Non-vested  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,731           1,718
                                                                                 -------         -------
        Accumulated benefit obligation  . . . . . . . . . . . . . . . . . .       81,042          92,285
        Effect of projected future salary increases . . . . . . . . . . . .        6,630           8,396
                                                                                 -------          ------
        Projected benefit obligation  . . . . . . . . . . . . . . . . . . .       87,672         100,681
                                                                                 -------         -------
        Plan assets in excess of projected benefit obligation . . . . . . .        7,115             293
        Unrecognized net gain . . . . . . . . . . . . . . . . . . . . . . .        8,822           2,436
                                                                                  ------         -------
        Accrued pension cost of Company plan  . . . . . . . . . . . . . . .        1,707           2,143
        Accrued pension and profit sharing plan - others  . . . . . . . . .          126             121
                                                                                 -------         -------
        Amounts accrued for employee retirement plans . . . . . . . . . . .      $ 1,833         $ 2,264
                                                                                 =======         =======
        Assumptions used for Company pension plans:
          Discount rate   . . . . . . . . . . . . . . . . . . . . . . . . .         8.75%           7.75%
          Rate of increase in compensation levels   . . . . . . . . . . . .          5.5%           5.25%

     The actuarial assumption for long term rate of return on plan assets is 9% for all periods presented.


OTHER POSTEMPLOYMENT BENEFITS
- -----------------------------

     In addition to providing pension benefits, the Company has defined benefit health care and life insurance planS that provide postretirement benefits to retired employees and former directors. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and co-insurance. The Company does not fund postretirement benefits.

     Effective January 3, 1993, the Company adopted Statement on Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ("SFAS No. 106") and, as a result, recorded an expense for the cumulative effect of a change in the method of accounting for postretirement benefits of $10,500,000 (without income tax benefit). The periodic postretirement benefit cost for the year ended January 8, 1994 consisted of service cost of $103,000 and interest cost of $897,000. Previously, these benefits were expensed on an as incurred basis. Such expense amounted to $700,000 in 1992 and $762,000 in 1991.

     The funded status of the plans as of January 2, 1993 (had the company restated its opening balance sheet) and January 8, 1994 is as follows:


                                         January 2,    January 8,
                                            1993          1994
                                            ----          ----
                                              (in thousands)
      Accumulated postretirement
        benefit obligation

        Retirees                          $ 8,639       $ 8,764

        Actives, fully eligible               186           218
        Actives, not fully eligible         1,675         1,964
                                          -------       -------
      Accumulated postretirement
        benefit obligation                 10,500        10,946
      Unrecognized net loss from
        experience differences and
        change in assumptions                   -          (398)
                                          -------       -------
      Amount accrued for post-
        retirement benefit costs          $10,500       $10,548
                                          =======       =======

     The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) is 13% for years 1-4, 10% for years 5-9 and 5% for years thereafter. A 1% increase in the trend rate assumption would increase the cumulative effect adjustment by approximately $442,000 and would increase the periodic postretirement benefit cost for the year ended January 8, 1994 by approximately $44,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 8.75%, at January 2, 1993 and 7.75% at January 8, 1994, which is consistent with the discount rates used in valuing the Company's pension plans.

     Also, the Company sponsors defined contribution plans for substantially all of its employees. Employees can contribute to the plans, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. No Company contributions are made to such plans.

NOTE 9 - INVENTORIES

     Inventories consist of the following:



                                                 January 2,      January 8,
                                                    1993            1994
                                                 ---------       ---------
                                                       (in thousands)

Finished goods  . .  . . . . . . . . . . . . .    $ 104,973       $ 120,203

Work in process . .  . . . . . . . . . . . . .       57,217          65,285

Raw materials . . .  . . . . . . . . . . . . .       47,107          54,015
                                                  ---------       ---------
                                                  $ 209,297       $ 239,503
                                                  =========       =========

NOTE 10 - DEBT

     Long-term debt consists of the following:


                                           January 2,      January 8,
                                             1993            1994
                                           ----------      ----------
                                                (in thousands)

Term Note due 1993-1999 .. . . . . . . .    $300,000        $272,000

Capital lease Obligations. . . . . . . .       5,300           6,356
Other . . . . . . . . . .. . . . . . . .      16,834          16,333
                                             --------        --------
                                              322,134         294,689
Less:  amounts due within one year  . . .      44,533          49,171
                                             --------        --------
                                             $277,601        $245,518
                                             ========        ========

     Approximate maturities of long-term debt are as follows:

                                                  AMOUNT
             YEAR                             (IN THOUSANDS)

             1994 . . . . . . . . . . . . . . . $  49,171
             1995 . . . . . . . . . . . . . . .    47,894
             1996 . . . . . . . . . . . . . . .    47,845
             1997 . . . . . . . . . . . . . . .    53,946
             1998 . . . . . . . . . . . . . . .    50,791
        1999-Thereafter . . . . . . . . . . . .    45,042

     On October 14, 1993 the Company entered into a New Financing Agreement (the "1993 Financing"), with substantially the same lenders as those in the Company's previous financing agreement. The 1993 Financing provides for a revolving loan of up to $200 million and a term note of $300 million at the lender's base rate plus 0.5%. It also provides for a LIBOR option at a rate of LIBOR plus 1.25%. LIBOR and base interest rates change as the Company's debt ratings from S&P or Moody's ("Rating Agencies") change.

     Certain provisions in the 1993 refinancing require the Company to fix the interest rate on up to $250 million of the Company's $500 million facility. As a result, the Company entered into agreements which effectively fix the LIBOR rate on $100 million at 5.690%, $50 million at 4.665%, and $100 million at 4.290%. Each agreement is for a term of two years expiring in April 1994, October 1994, and January 1996, respectively. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The risk associated with these agreements is the cost of replacing them at current market rates, in the event of default by the counterparties. Management believes that such risk is remote. In the event that the Company had to replace such agreements, the cost to the Company would approximate $1,041,000.

     Amounts drawn under the revolving credit facility are not limited by any borrowing base, as the previous financing agreement required; and although substantially all of the Company's assets continue to be pledged as security against various financing agreements, the 1993 Financing provides for automatic and complete release of all collateral upon the Company's achievement of investment grade ratings from the Rating Agencies. The Company is also required to pay a .375% commitment fee to the bank on its unused portion of the revolving credit facility which at January 8, 1994, amounted to $95,168,000.

     The 1993 Financing contains various covenants concerning capital expenditures and additional debt and requires the Company to meet certain defined financial tests, which as of January 8, 1994, were as follows: (1) interest coverage ratio of 3 to 1; (2) minimum adjusted net worth - $150,000,000; (3) fixed charge coverage ratio of 1.25 to 1;
(4) leverage ratio of 0.7 to 1 and (5) minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $102,000,000. At January 8, 1994, the Company was in compliance with all of the covenants under the 1993 Financing.

     The Company believes that the fair market value of its outstanding variable rate debt is approximately equal to the outstanding principal amount thereof as (i) substantially all of the Company's debt bears interest at floating rates (market) and (ii) there are no prepayment premiums required by any of the Company's material debt agreements.

     On April 2, 1992 the Company entered into a Financing Agreement (the "Financing") that provides for a revolving loan of up to $125 million and a term loan of $225 million (subsequently increased to $325 million) at the lender's base rate plus 1.5% for advances under the revolving credit facility and base rate plus 2% for advances under the term loan. The Financing also provides for a LIBOR option at a rate of LIBOR plus 2.5% for the revolving loan (average interest rate approximately 6.2% at January 2, 1993) and LIBOR plus 3% for the term loan (average interest rate approximately 7.2% at January 2, 1993). The revolving credit facility replaced the Amended and Restated Credit Agreement dated April 19, 1991.

     On October 1, 1992 the Company amended the Financing Agreement by increasing the total term loan by $100 million to $325 million.
Proceeds from the term loan increase were used to redeem the entire principal amount outstanding of the Company's 12 1/2% subordinated debentures.

     On May 27, 1993 the Company amended and restated its credit agreement to increase the maximum amount of borrowing available under its revolving loan from $125,000,000 to $200,000,000. Amounts drawn under the facility may not exceed a borrowing base amount calculated by reference to certain percentages of eligible inventories and accounts receivable. Borrowings under the revolving loan bear interest at LIBOR plus 2.5%.

     Cash interest paid amounted to $66,517,000, $44,535,000 and $37,069,000 in the years ended January 4, 1992, January 2, 1993 and January 8, 1994, respectively.

     The Company issues stand-by and commercial letters of credit guaranteeing the Company's performance under certain purchase agreements. The letters of credit are issued under the terms of the 1993 Financing and the L/C Facility (discussed below). Certain obligations for letters of credit reduce amounts available under the revolving loan portion of the 1993 Financing. At January 2, 1993 and January 8, 1994 the Company had outstanding letters of credit totalling approximately $18,589,000 and $16,159,000, respectively, of which $18,589,000 and $4,309,000, respectively, reduce amounts available under the revolving credit facilities outstanding at those dates.

     In addition, on February 1, 1993 the Company entered into an agreement with a bank to provide the Company with an additional credit facility of $40,000,000 for the issuance of commercial letters of credit (the "L/C Facility"). This facility was subsequently increased to $55 million, with a 90 day term draft acceptance sub-facility of $30 million. Letters of credit issued under the L/C Facility are secured by the applicable inventory until such letters of credit are paid and amounted to $11,850,000 at January 8, 1994. The L/C Facility is for a term of one year and does not require the Company to pay a commitment fee on the unused portion.

     The Company is required to maintain compensating balances securing certain credit arrangements. Such balances amounted to $111,000 and $112,000 at January 2, 1993 and January 8, 1994, respectively. In addition, the Company classifies lock box receipts not available until the next business day as restricted cash. Such balances amounted to $1,155,000 and $774,000 at January 2, 1993 and January 8, 1994,
respectively.

NOTE 11 - CAPITAL STOCK

     On May 14, 1993, the stockholders of the Company approved amendments to the Company's Amended and Restated Certificate of Incorporation which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $.01 and increased the authorized number of shares of common stock from 40,000,000 to 65,000,000.

     On April 2, 1992, in conjunction with the Financing the Company sold 5,000,000 shares of Class A Common Stock to the public at an offering price of $34.50 per share. Net proceeds of the offering were approximately $161,310,000 and were used to repay certain indebtedness and redeem the Company's Class A and Class B Preferred Stock.

     On October 21, 1991 the Company sold 6,900,000 shares of Class A Common Stock to the public at an initial offering price of $20 per share. Net proceeds from the offering totalled approximately $123,735,000 and were used to repay the $83,000,000 of outstanding Senior Discount Notes and reduce borrowings under the Restated Credit Agreement.

     Dividends to common stockholders are currently restricted under certain covenants of the debt agreements, which require the Company to achieve certain investment grade ratings from the Ratings Agencies, prior to such dividends being declared and paid.

     In 1988, the Company adopted the 1988 Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for sales of up to 2,400,000 shares of Class A Common Stock of the Company to certain key employees. At January 2, 1993 and January 8, 1994, 2,295,450 and 2,266,575 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan, respectively. The Stock Purchase Plan is administered by the Employee Stock Purchase Plan Administrative Committee of the Board of Directors which has full authority to determine the number of shares granted or sold, vesting requirements, voting requirements and conditions of any stock purchase agreement between the Company and a key employee.

     All shares were sold at amounts determined to be equal to the fair market value of the shares. The shares are subject to vesting requirements and restrictions on the transfer of ownership. In addition, certain employees elected to pay for the shares granted by executing a Promissory Note payable to the Company. Notes totalling $8,394,000 at January 2, 1993 and January 8, 1994 are non-interest bearing, while the balance earn interest at approximately 8%. The note maturities range from five to ten years. Notes receivable from employees are deducted from stockholders' equity and are principally owed by officers and directors of the Company.

     During 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan (the "Option Plan") and authorized the issuance of up to 750,000 shares of Class A Common Stock to cover grants to be made under the plan. The Option Plan is administered by a committee of the Board of Directors of the Company which determines the number of stock options to be granted under the Option Plan, and the terms and conditions of such grants. The Option Plan provides for the granting of qualified stock options within the meaning of Internal Revenue Code
Section 422 and non-qualified stock options. In addition, the Option Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year and limits the vesting period for options awarded under the Option Plan. On February 14, 1992, the Company granted options pursuant to the Option Plan for 406,000 shares of Class A Common Stock at an exercise price of $34.625 per share, which was the fair market value at that date. On February 14, 1993, 264,000 options vested. The remainder vest over a three year period. On February 11, 1993 the Company granted options pursuant to the Option Plan for 325,000 shares of common stock at an exercise price of $36.625 per share, which was the fair market value at that date. Options to purchase 200,000 shares vested immediately. The remainder vest over a four year period.

     On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ("Stock Plan"). The Stock Plan provides for the issuance of up to 1,000,000 shares of common stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. The Compensation Committee of the Board of Directors has the sole and complete authority to make awards under the Stock Plan and to determine the specific terms and conditions of such awards, except that the exercise price of any award may not be less than the fair market value of the Company's common stock at the date of the grant.

     On August 12, 1993, the Company granted options pursuant to the option plan for 880,000 shares of common stock at an exercise price of $31.625 per share, which was the fair market value at that date. Options to purchase 500,000 shares vested immediately. The remainder vest over a four-year period. At January 8, 1994, no options had been exercised under the Option and Stock Plans. The Company has reserved 1,838,425 shares of Class A common stock for the above plans.

NOTE 12 - LEASES

     Rental expense was $11,720,000, $13,942,000 and $14,213,000 for the years ended January 4, 1992, January 2, 1993 and January 8, 1994, respectively.

     The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 8, 1994.

                                             Rental Payments
                                           -------------------
                                             (in thousands)

                                          Real Estate   Equipment
                                          -----------   ---------
             1994 . . . . . . . . . .       $ 8,785       $2,804
             1995 . . . . . . . . . .         7,454        2,416
             1996 . . . . . . . . . .         6,258        1,999
             1997 . . . . . . . . . .         5,423        1,601
             1998 . . . . . . . . . .         5,392        1,441
        1999-thereafter . . . . . . .        23,650        5,745


NOTE 13 - QUARTERLY RESULTS OF OPERATIONS

     The following summarizes the unaudited quarterly results of operations of the Company for the 1992 and 1993 fiscal years.


                                                                    Year ended January 2, 1993
                                                           First        Second         Third      Fourth
                                                          Quarter       Quarter       Quarter     Quarter
                                                          -------       -------       -------     -------
                                                               (in thousands, except per share amounts)

   Net revenues  . . . . . . . . . . . . . . . . . . .     $130,518     $139,201      $170,300    $185,045
   Gross profit  . . . . . . . . . . . . . . . . . . .       49,262       44,932        62,318      62,802
   Income from continuing operations . . . . . . . . .        4,415        1,823        15,432      25,894
   Discontinued operations . . . . . . . . . . . . . .          ---          ---           ---      (7,443)
   Extraordinary items . . . . . . . . . . . . . . . .      (46,454)         ---           ---     (11,122)
   Net income (loss) . . . . . . . . . . . . . . . . .     ($42,039)     $ 1,823      $ 15,432     $ 7,239
   Income from continuing operations per common share       $  0.20      $  0.02      $   0.76     $  1.27

      Amounts have not been restated to reflect the women's accessories business as discontinued as such amounts are not material to the results of operations for any of the first three quarters of fiscal 1992.


                                                                    Year ended January 8, 1994
                                                           First        Second         Third      Fourth
                                                          Quarter       Quarter       Quarter     Quarter
                                                          -------       -------       -------     -------
                                                               (in thousands, except per share amounts)

   Net revenues  . . . . . . . . . . . . . . . . . . .     $156,750     $158,329      $183,957    $204,733
   Gross profit  . . . . . . . . . . . . . . . . . . .       54,797       48,095        62,699      70,816

   Income from continuing operations . . . . . . . . .       10,752        5,519        17,206      19,776
   Extraordinary items . . . . . . . . . . . . . . . .          ---          ---           ---     (18,637)
   Cumulative effect of change in method of accounting
   for postretirement benefits . . . . . . . . . . . .      (10,500)         ---           ---         ---
                                                           ========     ========      ========    ========

   Net income  . . . . . . . . . . . . . . . . . . . .      $   252     $  5,519      $ 17,206    $  1,139
                                                           ========     ========      ========    ========
   Income from continuing
     operations per common share . . . . . . . . . . .        $0.54        $0.28         $0.87       $1.00
                                                           ========     ========      ========    ========

  NOTE 14 - SUBSEQUENT EVENTS (UNAUDITED)

    On January 17, 1994, one of the Company's distribution facilities suffered damage resulting from an earthquake. The Company had obtained insurance coverage which will substantially cover the losses from this damage, therefore management does not believe that this event will have a material effect on the consolidated financial position of the Company nor significantly impact its results of operations or cash flows.

    On March 14, 1994, the Company acquired certain assets and worldwide trademarks of Calvin Klein, Inc's. men's underwear business and licensed the trademark for men's accessories. In addition, certain assets and worldwide trademarks of Calvin Klein Inc.'s women's intimate apparel business will be acquired by the Company upon the expiration of an existing license which expires on December 31, 1994. Also, the Company acquired a 5-year license to manufacture Calvin Klein Men's accessories. The license has a five-year renewal period exercisable solely at the Company's option. The total consideration to Calvin Klein, Inc. approximates $62,500,000 including $38,500,000 in cash and $24,000,000 in common stock.


                          THE WARNACO GROUP, INC.
                VALUATION & QUALIFYING ACCOUNTS & RESERVES
                              (in thousands)


                                                              Additions
                                             Balance at     Charged to
                                              Beginning     Costs and                                    Balance at
Description                                    of Year       Expenses     Deductions(1)       Other      End of Year
- -----------                                    -------       --------     -------------       -----      -----------
Year Ended January 4, 1992
Allowance for doubtful accounts . . . . .      $  874        $1,920          $  801          $             $1,993
                                               ======        ======          ======          ======        ======
Year Ended January 2, 1993
Allowance for doubtful accounts . . . . .      $1,993        $  913          $1,136          $             $1,770
                                               ======        ======          ======          ======        ======
Year Ended January 8, 1994
Allowance for doubtful accounts . . . . .      $1,770        $1,199          $1,556          $             $1,413
                                               ======        ======          ======          ======        ======

_________________________
(1)  Uncollectible accounts written off, net of recoveries.

     The above reserves are deducted from the related assets in the consolidated balance sheets.


                                                             SCHEDULE IX


                         THE WARNACO GROUP, INC.
                          SHORT-TERM BORROWINGS


A summary of information relative to the Group's short-term borrowings (notes payable to banks) follows:


                                           Year Ended     Year Ended      Year Ended
                                            January 4,     January 2,      January 8,
                                               1992           1993            1994
                                          ------------   ------------    ------------
                                                        (in thousands)
Balance at end of year  . . . . . . . .      $5,712        $66,234         $106,342
Maximum borrowings  . . . . . . . . . .       8,370         99,841          143,672
Average borrowings  . . . . . . . . . .       5,218         74,705          114,561
Average interest rate for the year  . .        17.1%         7.8%             6.7%
Average rate at end of year . . . . . .        15.6%         6.3%             4.9%

     Average borrowings are calculated based upon balances outstanding at month end. Average interest rate is calculated by dividing interest expense by average borrowing.

     The borrowings noted above for the year ended January 4, 1992 represent revolving credit agreements for the Company's European and Mexican subsidiaries.

     The borrowings noted above for the years ended January 2, 1993 and January 8, 1994 include borrowings under the Company's United States revolving credit facility and borrowings by the Company's European and Mexican subsidiaries.


                                                              SCHEDULE X

                         THE WARNACO GROUP, INC.

            SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

     All amounts set forth were charged to costs and expenses:

                                        Year Ended     Year Ended      Year Ended
                                         January 4,     January 2,      January 8,
                                            1992           1993            1994
                                       ------------   ------------    ------------
                                                     (in thousands)

Depreciation  . . . . . . . . . . . .    $10,993        $10,352          $ 9,210

 Royalties . . . . . . . . . . . . . .      9,273        10,558           13,406

 Advertising costs . . . . . . . . . .     16,704        20,255           30,383
 Amortization of intangible assets . .      9,834         9,418            9,315


     Amounts for maintenance and repairs and real and personal property taxes are not presented as such amounts are each less than 1% of total net revenues.



Exhibit                                                        Sequentially
Number           Exhibit Description                           Numbered Page
- --------         -------------------                           -------------

11.1       Calculation of Income (Loss) per common
           share.
24.1(a)    Consent of Independent Auditors

24.1(b)    Consent of Independent Auditors