Form 10-K/A
period 1994-01-08
WARNACO GROUP INC /DE/
filed 1994-04-08
CIK 801351

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


      The number of shares outstanding of the registrant's Class A Common Stock as of March 25, 1994: 21,016,321


      Documents incorporated by reference:  The definitive Proxy
Statement of The Warnaco Group, Inc. relating to the 1994 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.