Form 10-Q
period 1994-04-09
WARNACO GROUP INC /DE/
filed 1994-05-24
CIK 801351

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

[X]
        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 9, 1994

                                    or

[ ]
        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________.

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

                              (212) 661-1300
           (Registrant's telephone number, including area code)

                             -----------------

                     Copies of all communications to:
                          The Warnaco Group, Inc.
                              90 Park Avenue
                         New York, New York  10016
              Attention:  Vice President and General Counsel


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]      No [ ]

     The number of shares outstanding of the registrant's Class A Common Stock as of May 14, 1994 is as follows: 21,998,821


                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            THE WARNACO GROUP, INC.
                     Consolidated Condensed Balance Sheets
                           (in thousands of dollars)

                                                      April 9,     January 8,
                                                        1994          1994
                                                      --------      --------
                                                     (unaudited)

Assets
Current assets:
  Cash (restricted $386 and $886, respectively)      $  4,652      $  4,651
  Accounts receivable -- net                          146,643(1)    126,507
  Inventories:
    Finished goods                                    148,168       120,203
    Work in process                                    56,047        65,285
    Raw materials                                      52,803        54,015
                                                     --------      --------
     Total inventories                                257,018(2)    239,503
Other current assets                                   30,390        22,148
                                                     --------      --------
     Total current assets                             438,703       392,809
                                                     --------      --------
Property, plant and equipment,
  (net of accumulated depreciation
  of $66,911 and $65,257, respectively)                76,842        73,636
Other assets:
  Intangibles and other assets -- net                 276,283       222,188
                                                     --------      --------
                                                     $791,828      $688,633
                                                     ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                      $  5,142      $  5,819
  Borrowing under revolving credit facility           175,133       100,523
  Current portion of long-term debt                    47,059        49,171
  Accounts payable and accrued liabilities             99,561       112,557
  Federal and other income taxes                        2,607         2,778
                                                     --------      --------
     Total current liabilities                        329,502       270,848
                                                     ========      ========

Long-term debt                                        252,865       245,518
Other long-term liabilities                            18,168        13,132

Stockholders' equity:
  Preferred Stock; $.01 par value                          --            --
  Common Stock; $.01 par value                            210           202
  Capital in excess of par value                      338,099       315,270
  Cumulative translation adjustment                      (154)          279
Accumulated deficit                                  (138,264)     (147,225)
Notes receivable for common stock issued               (8,598)       (9,391)
                                                     --------      --------
     Total stockholders' equity                       191,293       159,135
                                                     --------      --------
                                                     $791,828      $688,633
                                                     ========      ========



(1) Includes $7.3 million acquired from Calvin Klein, Inc. on March 14, 1994.

(2) Includes $7.8 million acquired from Calvin Klein, Inc. on March 14, 1994.

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.



                          THE WARNACO GROUP, INC.
        Consolidated Condensed Statements of Operations (unaudited)
                (in thousands of dollars except share data)

                                                          Quarter ended

                                                April 9, 1994    April 3, 1993
                                                -------------    -------------

Net revenues                                      $   147,731(1)   $  156,750
Cost of goods sold                                     97,355         101,953
                                                  -----------      ----------
Gross profit                                           50,376          54,797
Selling, administrative and general expenses           30,260          32,790
                                                  -----------      ----------
Income before interest and income taxes                20,116          22,007
Interest expense                                        7,405           9,905
Provision for income taxes                                750           1,350
                                                  -----------      ----------
Income from continuing operations                      11,961          10,752

Cumulative effect of change in method of
  accounting for postretirement benefits                  --          (10,500)
Loss on California earthquake                          (3,000)            --
                                                  -----------      ----------

Net income                                         $    8,961       $     252
                                                   ==========       =========

Net income applicable to common stockholders       $    8,961       $     252
                                                   ==========       =========

Income (loss) per common share:
  Income from continuing operations                $     0.60       $    0.54
  Cumulative effect of change in method
  of accounting for postretirement benefits                --           (0.53)
Loss on California earthquake                           (0.15)             --
                                                   ----------       ---------
Net income (loss) per common share                 $     0.45            0.01
                                                   ----------       ---------

Weighted average number of
  common shares outstanding                        20,075,977      19,881,729
                                                   ==========      ==========


 (1) Menswear sales on discontinued brands (Dior, Nicklaus and Puritan) were lower by $15 million. Olga sales were lower by $14 million due to earthquake interruption, partially offset by an anticipated recovery of approximately $8 million. Excluding these two items, net revenues would have been $168.7 million, up 8% over last year.

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.


                            THE WARNACO GROUP, INC.
          Consolidated Condensed Statements of Cash Flow (unaudited)
                          Increase (Decrease) in Cash
                           (in thousands of dollars)

                                                            Quarter ended
                                                  ----------------------------
                                                  April 9, 1994  April 3, 1993
                                                  -------------   ------------

Cash flow from operations:
  Net income (loss)                                    $  8,961      $    252
  Non cash items included in net income (loss):
    Depreciation and amortization                         4,698         5,303
    Interest                                                274           976
    Loss on California earthquake                         3,000            --
    Cumulative effect of change in method of
      accounting for postretirement benefits                 --        10,500
  Income taxes paid                                        (921)         (784)
  Other changes in operating accounts                   (53,623)      (33,200)
  Other                                                  (3,434)       (6,503)
                                                       --------      --------
Cash used in operations                                 (41,045)      (23,456)
                                                       --------      --------
Cash flow from investing activities:
  Net proceeds from sale of fixed assets                    115            --
  Purchase of property, plant & equipment                (5,520)       (4,261)
  Payment for purchase of Calvin Klein
   underwear businesses and trademarks                  (33,500)           --
                                                       --------      --------
Cash used in investing activities                       (38,905)       (4,261)
                                                       --------      --------
Cash flow from financing activities:
  Borrowings (repayments) under revolving
   credit facilities                                     71,723        21,524
  Net proceeds from the sale of Class A
   common stock and repayment
   of notes receivable from employees                       793           101
  Repayments of debt                                        --           (223)
  Proceeds from other financings                          7,445         2,587
  Increase in deferred financing costs                      (10)           --
                                                       --------      --------
Cash provided from financing activities                  79,951        23,989
                                                       --------      --------
Increase (decrease) in cash                                   1        (3,728)
Cash at beginning of period                               4,651         3,763
                                                       ========      ========

Cash at end of period                                  $  4,652      $     35
                                                       --------      --------

Other changes in operating accounts:
  Accounts receivable                                  $(12,312)     $(16,178)
  Inventories                                           (12,572)       (7,121)
  Other current assets                                   (8,242)       (5,665)
  Accounts payable and accrued liabilities              (21,247)       (5,586)
  Income taxes payable                                      750         1,350
                                                       --------      --------
                                                       $(53,623)     $(33,200)
                                                       ========      ========

Supplemental disclosure of cash flow information:
  In the month of March, Warnaco completed the
     acquisition of Calvin Klein underwear
     businesses and trademarks
     Fair value of assets acquired                     $ 69,588
     Cash paid                                          (33,500)
     Issuance of common stock                           (22,836)
                                                       --------
  Liabilities assumed                                  $ 13,252
                                                       ========

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
             Notes to Consolidated Condensed Financial Statements

     1. In the opinion of the Company, the accompanying consolidated condensed financial statements contained all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 9, 1994 as well as its results of operations and cash flows for the periods ended April 9, 1994 and April 3, 1993. Operating results for interim periods may not be indicative of results for the full fiscal year.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3. In the first quarter of 1994, there is a $3.0 million non-operating charge related to the January 1994 California earthquake.

     4. On March 14, 1994, the Company acquired the Calvin Klein worldwide businesses and trademarks for men's underwear, a worldwide license for Calvin Klein men's accessories and the Calvin Klein worldwide businesses and trademarks for women's intimate apparel upon the expiration of an existing license on December 31, 1994.

Item 2.

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations


                    STATEMENT OF OPERATIONS (selected data)
                       (amounts in millions of dollars)

                                   First Quarter 1994    First Quarter 1993
                                   ------------------    ------------------

Net revenues                             $147.7(1)             $156.8
Cost of goods sold                         97.3                 102.0
                                         ------                ------
Gross profit                               50.4                  54.8
  % to net revenues                        34.1%                 35.0%

Selling, administrative and general        30.3                  32.8
                                         ------                ------
Income before interest and income taxes    20.1                  22.0
  % to net revenues                        13.6%                 14.0%

Interest expense                            7.4                   9.9
Provision for income taxes                  0.7                   1.3
                                         ------                ------
Income from continuing operations        $ 12.0                $ 10.8
                                         ======                ======
- - - -------------

(1) Menswear sales on discontinued brands (Dior, Nicklaus and Puritan) were lower by $15 million. Olga sales were lower by $14 million due to earthquake interruption, partially offset by an anticipated recovery of approximately $8 million. Excluding these two items, net revenues would have been $168.7 million, up 8% over last year.

     Due to the California earthquake in January and the discontinued menswear brands of Dior, Nicklaus and Puritan, net revenues decreased 5.8% from $156.8 million in the first quarter of 1993 to $147.7 million in the first quarter of 1994. Excluding these two items, net revenues would have been $168.7 million, up 8% over last year.

     Intimate apparel division net revenues increased 3.2% in the first quarter of 1994 to $99.1 million from $96.0 million in the first quarter of 1993. On January 17, 1994 the California earthquake caused a shutdown of Olga's distribution center for six weeks. The Company successfully relocated the distribution center to other facilities and began shipping normally in March 1994. Excluding the impact of the earthquake, intimate apparel net revenues would have been up nearly 10%. On March 14, 1994, the Company acquired the Calvin Klein men's underwear worldwide businesses and trademarks, a worldwide license for Calvin Klein men's accessories, and the Calvin Klein worldwide businesses and trademarks for women's intimate apparel upon the expiration of an existing license on December 31, 1994. Included in the intimate apparel net revenues are approximately $3 million of Calvin Klein men's underwear, which represents three weeks of shipments in March.

     Menswear division net revenues decreased 21.8% from $53.0 million in the first quarter of 1993 to $41.4 million in the first quarter of 1994 due to the discontinued brands of Dior, Nicklaus and Puritan. This was partially offset by a 24.7% increase in the Chaps brand. Excluding the discontinued brands, Menswear net revenues would have been up 9.0% over the previous year.

     Gross profit decreased 8.1% from $54.8 million in the first quarter of 1993 to $50.4 million in the first quarter of 1994. The decrease in gross profit is primarily a result of the decreased net revenues noted above. Gross profit as a percentage of net revenues decreased from 35.0% in the first quarter of 1993 to 34.1% in the first quarter of 1994, due to a higher mix of Fruit of the Loom and Calvin Klein sales in the quarter which have lower gross margins than the lost Olga sales resulting from the earthquake.

     Selling, administrative and general expenses decreased from $32.8 million (20.9% of net revenues) in the first quarter of 1993 to $30.3 million (20.5% of net revenues) in the first quarter of 1994. The decrease in selling, administrative and general expenses as a percentage of net revenues reflects the reduction in Menswear division operating costs.

     Interest expense decreased 25.2% from $9.9 million in the first quarter
of 1993 to $7.4 million in the first quarter of 1994.    The decrease in
interest expense reflects the refinancing of the Company's debt in September 1993. The Company's debt is substantially all bank debt at a rate of LIBOR plus 1.25%, and in January 1994, the Company negotiated a $100 million two-year interest rate swap at a fixed LIBOR rate of 4.290%.

     The provision for income taxes for both periods primarily reflects accruals for taxes of foreign subsidiaries.

     Income from continuing operations increased 11.1% from $10.8 million in the first quarter of 1993 to $12.0 million in the first quarter of 1994 reflecting the increased operating income and decreased interest expense noted above.

     The first quarter of 1994 includes a loss on the California earthquake of $3.0 million, related to the deductible portion of the Company's insurance policy on the January 17th California earthquake which temporarily shut down the Olga distribution center.

     The first quarter of 1993 includes a one-time non-cash expense of $10.5 million for the cumulative effect of a change in the method of accounting for employee postretirement benefits which was recorded in accordance with the provisions of Statement on Financial Accounting Standards No. 106 ("FAS No. 106"). The adoption of FAS No. 106 is not expected to have a material impact on the results of operations in any future period.

     Net income for the first quarter of 1994, after the $3.0 million one-time charge mentioned above, was $9.0 million compared to a net income of $300,000 for the first quarter of 1993 which reflects the FAS No. 106 one-time charge noted above.

      Capital Resources and Liquidity

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year.

     Cash used by operating activities in the first quarter of 1994 was $41.0 million compared to a use of $23.5 million in the comparable 1993 period, primarily due to a decrease in accrued liabilities and accounts payable. The use of cash is attributable to a seasonal increase in working capital, primarily accounts receivable and inventories.

     The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet working capital and capital expenditure needs of the Company, including interest and principal payments on outstanding debt obligations, for the foreseeable future.


                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


    (a)   Exhibits.


          3.1 Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          3.2 By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          4.1 Registration Rights Agreement dated as of March 14, 1994 between the Company and Calvin Klein, Inc. ("CKI").


          10.1 Credit Agreement dated as of July 16, 1993 (the "U.S. $55,000,000 Credit Agreement") among Warnaco Inc., The Bank of Nova Scotia, as agent, and certain other lenders named therein.


          10.2 Amendment No. 1 to the U.S. $55,000,000 Credit Agreement dated as of October 14, 1993.


          10.3 Amendment No. 2 to the U.S. $55,000,000 Credit Agreement dated as of November 5, 1993.


          10.4 Amendment No. 3 to the U.S. $55,000,000 Credit Agreement dated as of January 7, 1994.


          10.5 Amendment No. 4 to the U.S. $55,000,000 Credit Agreement dated as of April 25, 1994.


          10.6 Acquisition Agreement dated as of March 14, 1994, by and among CKI, the Company and Warnaco Inc.


          10.7 U.S. $500,000,000 Credit Agreement dated as of October 14, 1993 among the Company, Warnaco Inc., The Bank of Nova Scotia, as co-managing agent and paying agent, Citicorp U.S.A., as co-managing agent and documentation and collateral agent, and certain other lenders named therein. (Incorporated herein by reference to Exhibit 10-1 to the Company's Form 10-Q filed November 16, 1993).


          10.8 Employment Agreement dated as of January 6, 1991, between the Company and Linda J. Wachner. (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          10.9 Incentive Compensation Plan. (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          10.10 1991 Stock Option Plan.  (Incorporated herein by reference to
                Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          10.11 Amended and Restated 1988 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          10.12 Warnaco Employee Retirement Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          10.13 Executive Management Agreement dated as of May 9, 1991 between the Company, Warnaco and The Spectrum Group, Inc.
                (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-45877).


          10.14 1993 Stock Plan for Non-Employee Directors. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).


          10.15 Amended and Restated 1993 Stock Plan. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).


          10.16 Supplemental Incentive Compensation Plan. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).


          11.1  Earnings per share.


    (b) A Current Report on Form 8-K, dated January 18, 1994, was filed with the Securities and Exchange Commission in connection wth the announcement of the acquisition by the Company of certain businesses and trademarks of Calvin Klein.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE WARNACO GROUP, INC.


Date:  May 24, 1994
                                        By:  /s/  DARIUSH ASHRAFI
                                        --------------------------------
                                        Dariush Ashrafi
                                        Director, Senior Vice President
                                        and Chief Financial Officer
                                        Principal Financial Officer

Date:  May 24, 1994
                                        By:  /s/  WILLIAM S. FINKELSTEIN
                                        --------------------------------

                                        William S. Finkelstein
                                        Senior Vice President and
                                        Corporate Controller
                                        Principal Accounting Officer