Form 10-Q
period 1994-07-09
WARNACO GROUP INC /DE/
filed 1994-08-23
CIK 801351

SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C.  20549

				   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended July 9, 1994

				      or

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

				90 Park Avenue
			   New York, New York  10016
	     (Address of registrant's principal executive offices)

				(212) 661-1300
	     (Registrant's telephone number, including area code)


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

     The number of shares outstanding of the registrant's Class A Common Stock as of August 19, 1994 is as follows: 21,010,521.




			PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

			    THE WARNACO GROUP, INC.
		     Consolidated Condensed Balance Sheets
			   (in thousands of dollars)

										    July 9,            January 8,
										     1994                 1994
										   --------             --------
										  (unaudited)

Assets
Current assets:
  Cash (restricted $164 and $886, respectively)................................     $  4,743             $  4,651
  Accounts receivable -- net...................................................      152,332              126,507
  Inventories:
    Finished goods.............................................................      139,933              120,203
    Work in process............................................................       54,567               65,285
    Raw materials..............................................................       53,935               54,015
										    --------             --------
     Total inventories.........................................................      248,435              239,503
Other current assets...........................................................       28,173               22,148
										    --------             --------
     Total current assets......................................................      433,683              392,809
										    --------             --------
Property, plant and equipment (net of accumulated
  depreciation of $68,676 and $65,257, respectively)...........................       78,917               73,636
Other assets:
  Intangibles and other assets -- net..........................................      276,380              222,188
										    --------             --------
										    $788,980             $688,633
										    ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable................................................................     $  4,758             $  5,819
  Borrowing under revolving credit facility....................................      180,876              100,523
  Current portion of long-term debt............................................       52,030               49,171
  Accounts payable and accrued liabilities.....................................       87,577              112,557
  Federal and other income taxes...............................................        1,673                2,778
										    --------             --------
     Total current liabilities.................................................      326,914              270,848
										    --------             --------
Long-term debt.................................................................      243,938              245,518
Other long-term liabilities....................................................       18,198               13,132

Stockholders' equity:
  Preferred Stock; $.01 par value..............................................           --                   --
  Common Stock; $.01 par value.................................................          210                  202
  Capital in excess of par value...............................................      338,098              315,270
  Cumulative translation adjustment............................................         (797)                 279
Accumulated deficit............................................................     (129,178)            (147,225)
Notes receivable for common stock issued.......................................       (8,403)              (9,391)
										    --------             --------
     Total stockholders' equity................................................      199,930              159,135
										    --------             --------
										    $788,980             $688,633
										    ========             ========

      This statement should be read in conjunction with the accompanying
	     Notes to Consolidated Condensed Financial Statements.

			    THE WARNACO GROUP, INC.
	  Consolidated Condensed Statements of Operations (unaudited)
		  (in thousands of dollars except share data)


							Quarter ended                     Six months ended
					       ------------------------------      ------------------------------
					      July 9, 1994      July 3, 1993       July 9, 1994     July 3, 1993
					      ------------      ------------       ------------     ------------

Net revenues.................................   $   190,302(1)    $   158,329       $   338,033(1)    $   315,079
Cost of goods sold...........................       133,312           110,234           230,667           212,187
						-----------       -----------       -----------       -----------
Gross profit.................................        56,990            48,095           107,366           102,892
Selling, administrative and general expenses.        38,846            31,831            69,106            64,621
						-----------       -----------       -----------       -----------
Income before interest and income taxes......        18,144            16,264            38,260            38,271
Interest expense.............................         8,308            10,283            15,713            20,188
						-----------       -----------       -----------       -----------
Income before income taxes...................         9,836             5,981            22,547            18,083
Provision for income taxes...................           750               462             1,500             1,812
						-----------       -----------       -----------       -----------
Income from continuing operations............         9,086             5,519            21,047            16,271

Cumulative effect of change in method of
  accounting for postretirement benefits.....           --                --                --            (10,500)
Loss on California earthquake................           --                --             (3,000)               --
						-----------       -----------       -----------       -----------

Net income...................................  $      9,086      $      5,519      $     18,047      $      5,771
						===========       ===========       ===========       ===========

Net income applicable to common
  stockholders...............................  $      9,086      $      5,519      $     18,047      $      5,771
						===========       ===========       ===========       ===========

Income (loss) per common share:
  Income from continuing operations..........  $       0.44      $       0.28      $       1.03      $       0.82
  Cumulative effect of change in method of
    accounting for postretirement benefits...            --                --                --             (0.53)
Loss on California earthquake................            --                --             (0.15)               --
						-----------       -----------       -----------       -----------
Net income per common share..................  $       0.44      $       0.28      $       0.88      $       0.29
						===========       ===========       ===========       ===========

Weighted average number of common
  shares outstanding.........................    20,835,560        19,886,362        20,357,371        19,884,040
						===========       ===========       ===========       ===========


(1) Menswear sales on discontinued brands (Dior, Nicklaus and Puritan) were lower by $20 million for the second quarter and $35 million for the six months. All charges associated with discontinued brands were recorded as a non-recurring expense in the fourth quarter of 1993. Intimate apparel sales include Calvin Klein men's underwear, which was acquired on March 14, 1994. On a pro forma basis, as though Calvin Klein businesses were acquired at the beginning of the second quarter of 1993, revenues for that quarter would have been $10.7 million higher and net income for that quarter would not have been materially impacted from the reported amounts in the above statement.

      This statement should be read in conjunction with the accompanying
	     Notes to Consolidated Condensed Financial Statements.


			    THE WARNACO GROUP, INC.
	  Consolidated Condensed Statements of Cash Flow (unaudited)
			  Increase (Decrease) in Cash
			   (in thousands of dollars)

											     Quarter ended
										     ----------------------------
										    July 9, 1994     July 3, 1993
										     -----------      -----------

Cash flow from operations:
  Net income (loss)............................................................        $ 18,047          $  5,771
  Non cash items included in net income:
    Depreciation and amortization..............................................           9,365            10,413
    Interest...................................................................             545             1,953
    Loss on California earthquake..............................................           3,000
    Cumulative effect of change in method of accounting for
     postretirement benefits...................................................              --            10,500
  Income taxes paid............................................................          (2,605)           (1,587)
  Other changes in operating accounts..........................................         (59,655)          (62,561)
  Other........................................................................          (6,889)          (10,629)
										       --------          --------
Cash used in operations........................................................         (38,192)          (46,140)
										       --------          --------
Cash flow from investing activities:
  Net proceeds from sale of fixed assets.......................................             115               448
  Purchase of property, plant & equipment......................................          (9,882)           (6,791)
  Payment for purchase of Calvin Klein underwear businesses and trademarks.....         (33,103)               --
										       --------          --------
Cash used in investing activities..............................................         (42,870)           (6,343)
										       --------          --------
Cash flow from financing activities:
  Borrowings (repayments) under revolving credit facilities....................          81,056            58,020
  Net proceeds from the sale of Class A common stock and repayment
    of notes receivable from employees.........................................             988               751
  Repayments of debt...........................................................          (9,111)           (9,397)
  Proceeds from other financings...............................................           8,626             5,593
  Increase in deferred financing costs.........................................            (405)           (3,062)
										       --------          --------
Cash provided from financing activities........................................          81,154            51,905
										       --------          --------
Increase (decrease) in cash....................................................              92              (578)
Cash at beginning of period....................................................           4,651             3,763
										       --------          --------

Cash at end of period..........................................................        $  4,743          $  3,185
										       ========          ========

Other changes in operating accounts:
  Accounts receivable..........................................................        $(18,001)         $ (9,006)
  Inventories..................................................................          (3,898)          (11,812)
  Other current assets.........................................................          (6,025)           (9,217)
  Accounts payable and accrued liabilities.....................................         (33,231)          (34,338)
  Income taxes payable.........................................................           1,500             1,812
										       --------          --------
										       $(59,655)         $(62,561)
										       ========          ========
Supplemental disclosure of cash flow information:
  In the month of March, Warnaco completed the acquisition of
  Calvin Klein underwear businesses and trademarks:

    Fair value of assets acquired..............................................        $ 69,191
    Issuance of common stock in conjunction with the
       Calvin Klein acquisition................................................         (22,836)
    Liabilities assumed........................................................         (13,252)
										       --------
    Cash paid..................................................................        $ 33,103
										       ========

      This statement should be read in conjunction with the accompanying
	     Notes to Consolidated Condensed Financial Statements.

			    THE WARNACO GROUP, INC.
	     Notes to Consolidated Condensed Financial Statements

     1. In the opinion of the Company, the accompanying consolidated condensed financial statements contained all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of July 9, 1994 as well as its results of operations and cash flows for the periods ended July 9, 1994 and July 3, 1993. Operating results for interim periods may not be indicative of results for the full fiscal year.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3. In the first quarter of 1994, there was a $3.0 million non-operating charge related to the January 1994 California earthquake.

     4. On March 14, 1994, the Company acquired the Calvin Klein worldwide businesses and trademarks for men's underwear, a worldwide license for Calvin Klein men's accessories and the Calvin Klein worldwide businesses and trademarks for women's intimate apparel upon the expiration of an existing license on December 31, 1994.

     5. On June 8, 1994, the Company amended its Credit Agreement to increase the maximum amount of borrowing available under its revolving loan facility from $200 million to $235 million to provide flexibility for future growth.

Item 2.

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations


		   STATEMENT OF OPERATIONS  (selected data)
		       (amounts in millions of dollars)

							Quarter ended                     Six months ended
					       ------------------------------      ------------------------------
						  1994              1993               1994             1993
					      ------------      ------------       ------------     ------------
Net revenues.................................     $190.3(1)         $158.3            $338.0(1)         $315.1
Cost of goods sold...........................      133.3             110.2             230.6             212.2
						  ------            ------            ------            ------
Gross profit.................................       57.0              48.1             107.4             102.9
  % to net revenues..........................       30.0%             30.4%             31.8%             32.7%

Selling, administrative and general..........       38.8              31.8              69.1              64.6
						  ------            ------            ------            ------
Income before interest and income taxes......       18.2              16.3              38.3              38.3
  % to net revenues..........................        9.5%             10.3%             11.3%             12.2%

Interest expense.............................        8.3              10.3              15.7              20.2
Provision for income taxes...................        0.8               0.5               1.5               1.8
						  ------            ------            ------            ------
Income from continuing operations............     $  9.1            $  5.5            $ 21.1            $ 16.3
						  ======            ======            ======            ======

  (1) Menswear sales on discontinued brands (Dior, Nicklaus and Puritan) were lower by $20 million for the second quarter and $35 million for the six months. All charges associated with discontinued brands were recorded as a non-recurring expense in the fourth quarter of 1993. Intimate apparel sales include Calvin Klein men's underwear, which was acquired on March 14, 1994. On a pro forma basis, as though Calvin Klein businesses were acquired at the beginning of the second quarter of 1993, revenues for that quarter would have been $10.7 million higher and net income for that quarter would not have been materially impacted from the reported amounts in the above statement.

     Net revenues increased 20.2% from $158.3 million in the second quarter of 1993 to $190.3 million in the second quarter of 1994. Net revenues for the six months ended July 9, 1994 increased 7.3% from $315.1 million in the first half of 1993 to $338.0 million in the 1994 period.

     Intimate Apparel division net revenues increased 40.3% in the second quarter of 1994 to $141.4 million from $100.8 million in the second quarter of 1993. Included in these revenues are sales of Calvin Klein men's underwear, which was acquired on March 14, 1994, of $15 million. Excluding the Calvin Klein sales, Intimate Apparel revenues are up over 25% in the quarter. For the six months, Intimate Apparel revenues increased 22.2% to $240.5 million from $196.8 million for the same period last year.

     Menswear division net revenues in the second quarter of 1994 of $39.4 million are 19.4% lower than the $48.9 million recorded in the second quarter of 1993, due primarily to $20 million lower sales in the discontinued brands which include Dior shirts and ties, Puritan and Nicklaus. Excluding the discontinued brands, Menswear revenues are up over 36% due to a 36% increase in the Chaps brands and a 71% increase in Hathaway. Menswear division net revenues for the six months of $80.8 million are 20.7% lower than the $101.9 million recorded last year, due to $35 million lower sales in the discontinued brands. Excluding the discontinued brands, Menswear revenues are up over 20% for the first half with Chaps up over 30%.

     Gross profit increased 18.5% from $48.1 million in the second quarter of 1993 to $57.0 million in the second quarter of 1994. Gross profit as a percentage of net revenues decreased slightly from 30.4% in the second quarter of 1993 to 30.0% in the second quarter of 1994. Gross profit for the first six months of 1994 increased 4.3% from $102.9 million in the first half of 1993 to $107.4 million in the first half of 1994. Gross profit as a percentage of net revenues decreased from 32.7% for the first half of 1993 to 31.8% for the first half of 1994, attributable to the higher mix of Fruit of the Loom, Calvin Klein and Victoria's Secret sales.

     Selling, administrative and general expense increased from $31.8 million (20.1% of net revenues) in the second quarter of 1993 to $38.8 million (20.4% of net revenues) in the second quarter of 1994. Selling, administrative and general expenses increased from $64.6 million (20.5% of net revenues) in the first six months of 1993 to $69.1 million (20.4% of net revenues) for the first six months of 1994. The decrease in selling, administrative and general expenses as a percentage of net revenues reflects the reduction in menswear division operating costs, partially offset by higher marketing expenses in Intimate Apparel.

     Interest expense decreased 19.2% from $10.3 million in second quarter of 1993 to $8.3 million in the second quarter of 1994. The decrease in interest expense reflects the refinancing of the Company's debt, that was concluded in October 1993, which lowered the Company's cost of borrowing by 150 basis points, as well as the Company's investment grade rating achieved in May, 1994, from Standard and Poor's Corporation, which further reduced the cost of borrowings by another 37 1/2 basis points to LIBOR plus 7/8%. Interest expense for the six months of 1994 decreased 22.2% from $20.2 million in the first half of 1993 to $15.7 million.

     The provision for income taxes for all periods primarily reflects accruals for taxes of foreign subsidiaries and accruals for state and local income taxes.

     Income from continuing operations increased 64.6% from $5.5 million in the second quarter of 1993 to $9.1 million in the second quarter of 1994. For the six months ended in 1994, income from continuing operations increased 29.4% from $16.3 million in the first half of 1993 to $21.0 million. The increases in income from continuing operations reflect the increased operating income and decreased interest expense noted above.

     The first quarter of 1994 includes a loss on the California earthquake of $3.0 million, the deductible portion of the Company's insurance policy relating to the January 17th California earthquake which temporarily shut down the Olga distribution center. All other costs are expected to be fully recovered from insurance.

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

     Net income for the second quarter of 1994 increased 64.6% to $9.1 million compared to $5.5 million for the second quarter of 1993. Net income for the first six months of 1994 after the $3.0 million one-time charge was $18.0 million, an increase of 213% compared to a net income for the first six months of 1993 of $5.8 million after the $10.5 million FAS 106 one-time charge noted above.

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

     During the second quarter of 1994, the Company secured an additional $35 million of revolving credit with its bank group. The increase in borrowing capability will be used to support growth in the Company's net revenues in future periods.

     Cash used by operating activities in the first half of 1994 was $38.2 million, which is $7.9 million favorable, compared to a use of $46.1 million in the comparable 1993 period. The favorableness resulted from the higher net income and a more efficient use of inventory which decreased quarter to quarter. The use of cash in the first half is attributable to a seasonal requirement of working capital to support second half revenue growth.

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


	  3.2 By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-45877).


	  4.1 Registration Rights Agreement, dated as of March 14, 1994 between the Company and Calvin Klein, Inc. ("CKI"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed May 24, 1994.)


	  10.1 Credit Agreement dated as of July 16, 1993 (the "U.S. $55,000,000 Credit Agreement") among Warnaco Inc., The Bank of Nova Scotia, as agent, and certain other lenders named therein. (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed May 24, 1994.)


	  10.2 Amendment No. 1 to the U.S. $55,000,000 Credit Agreement dated as of October 14, 1993. (Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed May 24, 1994.)


	  10.3 Amendment No. 2 to the U.S. $55,000,000 Credit Agreement dated as of November 5, 1993. (Incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed May 24, 1994.)


	  10.4 Amendment No. 3 to the U.S. $55,000,000 Credit Agreement dated as of January 7, 1994. (Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed May 24, 1994.)


	  10.5 Amendment No. 4 to the U.S. $55,000,000 Credit Agreement dated as of April 25, 1994. (Incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed May 24, 1994.)


	  10.6 Amendment No. 5 to the U.S. $55,000,000 Credit Agreement dated as of August 12, 1994.


	  10.7 Acquisition Agreement dated March 14, 1994 by and among CKI, the Company and Warnaco Inc. (Incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed May 24, 1994.)


	  10.8 U.S. $500,000,000 Credit Agreement dated as of October 14, 1993 (the "U.S. $500,000,000 Credit Agreement") among the Company, Warnaco Inc., The Bank of Nova Scotia, as co-managing agent and paying agent, Citicorp U.S.A., as co-managing agent and documentation and collateral agent, and certain other lenders named therein. (Incorporated herein by reference to Exhibit 10-1 to the Company's Form 10-Q filed November 16, 1993).


	  10.9 Amendment No. 1 to the U.S. $500,000,000 Credit Agreement, dated June 8, 1994.


	  10.10 Employment Agreement, dated as of January 6, 1991, between the Company and Linda J. Wachner. (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45877).


	  10.11 Incentive Compensation Plan. (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 33-45877).


	  10.12 1991 Stock Option Plan.  (Incorporated herein by reference to
		Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45877).


	  10.13 Amended and Restated 1988 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45877).


	  10.14 Warnaco Employee Retirement Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-45877).


	  10.15 Executive Management Agreement dated as of May 9, 1991 between the Company, Warnaco and The Spectrum Group, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-45877).


	  10.16 1993 Stock Plan for non-employee directors. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).


	  10.17 Amended and Restated 1993 Stock Plan. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).


	  10.18 The Warnaco Group, Inc. Supplemental Incentive Compensation Plan. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders).


	  11.1  Earnings per share.


				  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					THE WARNACO GROUP, INC.


Date:  August 23, 1994
					By:  /s/  DARIUSH ASHRAFI
					--------------------------------
					Dariush Ashrafi
					Director, Senior Vice President
					and Chief Financial Officer
					Principal Financial Officer

Date:  August 23, 1994
					By:  /s/  WILLIAM S. FINKELSTEIN
					--------------------------------
					William S. Finkelstein
					Senior Vice President and
					Corporate Controller
					Principal Accounting Officer