Form 10-Q/A
period 1994-04-09
WARNACO GROUP INC /DE/
filed 1994-11-22
CIK 801351

===========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

     The number of shares outstanding of the registrant's Class A Common Stock as of November 18, 1994 is as follows: 42,044,192.

===========================================================================


                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            THE WARNACO GROUP, INC.
                     Consolidated Condensed Balance Sheets
                           (in thousands of dollars)

                                                                                   April 9,            January 8,
                                                                                     1994                 1994
                                                                                   --------             --------
                                                                                  (unaudited)

Assets
Current assets:
  Cash (restricted $386 and $886, respectively)................................     $  4,652             $  4,651
  Accounts receivable -- net(1)................................................      146,643              126,507
  Inventories:
    Finished goods.............................................................      148,168              120,203
    Work in process............................................................       56,047               65,285
    Raw materials..............................................................       52,803               54,015
                                                                                    --------             --------
     Total inventories(2)......................................................      257,018              239,503
Other current assets...........................................................       30,390               22,148
                                                                                    --------             --------
     Total current assets......................................................      438,703              392,809
                                                                                    --------             --------
Property, plant and equipment, (net of accumulated depreciation of $66,911
  and $65,257, respectively)...................................................       76,842               73,636
Other assets:
  Intangibles and other assets -- net..........................................      276,283              222,188
                                                                                    --------             --------
                                                                                    $791,828             $688,633
                                                                                    ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable................................................................     $  5,142             $  5,819
  Borrowing under revolving credit facility....................................      175,133              100,523
  Current portion of long-term debt............................................       47,059               49,171
  Accounts payable and accrued liabilities.....................................       99,561              112,557
  Federal and other income taxes...............................................        2,607                2,778
                                                                                    --------             --------
     Total current liabilities.................................................      329,502              270,848
                                                                                    --------             --------
Long-term debt.................................................................      252,865              245,518
Other long-term liabilities....................................................       18,168               13,132

Stockholders' equity:
  Preferred Stock; $.01 par value..............................................           --                   --
  Common Stock; $.01 par value(3)..............................................          420                  404
  Capital in excess of par value(3)............................................      337,889              315,068
  Cumulative translation adjustment............................................         (154)                 279
Accumulated deficit............................................................     (138,264)            (147,225)
Notes receivable for common stock issued.......................................       (8,598)              (9,391)
                                                                                    --------             --------
     Total stockholders' equity................................................      191,293              159,135
                                                                                    --------             --------
                                                                                    $791,828             $688,633
                                                                                    ========             ========


(1) Includes $7.3 million acquired from Calvin Klein, Inc. on March 14, 1994.

(2) Includes $7.8 million acquired from Calvin Klein, Inc. on March 14, 1994.

(3) Adjusted to reflect the two-for-one stock split for shareholders of record on September 8, 1994 and effective October 3, 1994.

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.
                            THE WARNACO GROUP, INC.
          Consolidated Condensed Statements of Operations (unaudited)
                  (in thousands of dollars except share data)

                                                                                         Quarter ended
                                                                               ----------------------------------
                                                                               April 9, 1994         April 3, 1993
                                                                               -------------        -------------

Net revenues(1).............................................................    $    147,731         $    156,750
Cost of goods sold..........................................................          97,355              101,953
                                                                                 -----------          -----------
Gross profit................................................................          50,376               54,797
Selling, administrative and general expenses................................          30,260               32,790
Loss on California earthquake...............................................           3,000                   --
                                                                                 -----------          -----------
Income before interest and income taxes.....................................          17,116               22,007
Interest expense............................................................           7,405                9,905
Provision for income taxes..................................................             750                1,350
                                                                                 -----------          -----------
Income from continuing operations(2)........................................           8,961               10,752

Cumulative effect of change in method of accounting for
  postretirement benefits...................................................             --               (10,500)
                                                                                 -----------          -----------

Net income..................................................................    $      8,961        $         252
                                                                                 ===========          ===========

Net income applicable to common stockholders................................    $      8,961        $         252
                                                                                 ===========          ===========

Income (loss) per common share:(3)
  Income from continuing operations(2)......................................    $       0.22         $       0.27
  Cumulative effect of change in method of accounting for
    postretirement benefits.................................................              --                (0.26)
                                                                                 -----------          -----------
Net income per common share(3)..............................................    $       0.22         $       0.01
                                                                                 -----------          -----------

Weighted average number of common shares outstanding(3).....................      40,151,954           39,763,458
                                                                                 ===========          ===========


(1) Menswear sales on discontinued brands (Dior, Nicklaus and Puritan) were lower by $15 million. Olga sales were lower by $14 million, due to earthquake interruption, partially offset by an anticipated recovery of approximately $8 million. Excluding these two items, net revenues would have been $168.7 million, up 8% over last year.

(2) Income from continuing operations, before the loss on California earthquake was $12.0 million ($.30 per share), an increase of 11.2% over the $10.8 million ($0.27 per share) recorded last year.

(3) Adjusted to reflect the two-for-one stock split for shareholders of record on September 8, 1994 and effective October 3, 1994.

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.


                            THE WARNACO GROUP, INC.
          Consolidated Condensed Statements of Cash Flow (unaudited)
                          Increase (Decrease) in Cash
                           (in thousands of dollars)

                                                                                             Quarter ended
                                                                                     ----------------------------
                                                                                    April 9, 1994    April 3, 1993
                                                                                     -----------      -----------

Cash flow from operations:
  Net income...................................................................        $  8,961          $    252
  Non cash items included in net income:
    Depreciation and amortization..............................................           4,698             5,303
    Interest...................................................................             274               976
    Loss on California earthquake..............................................           3,000                --
    Cumulative effect of change in method of accounting for
     postretirement benefits...................................................              --            10,500
  Income taxes paid............................................................            (921)             (784)
  Other changes in operating accounts..........................................         (53,623)          (33,200)
  Other........................................................................          (3,434)           (6,503)
                                                                                       --------          --------
Cash used in operations........................................................         (41,045)          (23,456)
                                                                                       --------          --------
Cash flow from investing activities:
  Net proceeds from sale of fixed assets.......................................             115                --
  Purchase of property, plant & equipment......................................          (5,520)           (4,261)
  Payment for purchase of Calvin Klein underwear businesses and trademarks.....         (33,500)               --
                                                                                       --------          --------
Cash used in investing activities..............................................         (38,905)           (4,261)
                                                                                       --------          --------
Cash flow from financing activities:
  Borrowings under revolving credit facilities.................................          71,723            21,524
  Net proceeds from the sale of Class A common stock and repayment
    of notes receivable from employees.........................................             793               101
  Repayments of debt...........................................................             --               (223)
  Proceeds from other financings...............................................           7,445             2,587
  Increase in deferred financing costs.........................................             (10)               --
                                                                                       --------          --------
Cash provided from financing activities........................................          79,951            23,989
                                                                                       --------          --------
Increase (decrease) in cash....................................................               1            (3,728)
Cash at beginning of period....................................................           4,651             3,763
                                                                                       --------          --------

Cash at end of period..........................................................        $  4,652           $    35
                                                                                       ========          ========

Other changes in operating accounts:
  Accounts receivable..........................................................        $(12,312)         $(16,178)
  Inventories..................................................................         (12,572)           (7,121)
  Other current assets.........................................................          (8,242)           (5,665)
  Accounts payable and accrued liabilities.....................................         (21,247)           (5,586)
  Income taxes payable.........................................................             750             1,350
                                                                                       --------          --------
                                                                                       $(53,623)         $(33,200)
                                                                                       ========          ========

Supplemental disclosure of cash flow information:
  In the month of March, Warnaco completed the acquisition of
    Calvin Klein underwear businesses and trademarks
     Fair value of assets acquired.............................................        $ 69,588
     Cash paid.................................................................         (33,500)
     Issuance of common stock..................................................         (22,836)
                                                                                       --------
  Liabilities assumed..........................................................        $ 13,252
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

     3. In the first quarter of 1994, there is a $3.0 million non-recurring charge related to the January 1994 California earthquake.

     4. On March 14, 1994, the Company acquired the Calvin Klein worldwide businesses and trademarks for men's underwear, a worldwide license for Calvin Klein men's accessories and the Calvin Klein worldwide businesses and trademarks for women's intimate apparel upon the expiration of an existing license on December 31, 1994.

     5. On August 25, 1994, the Company's Board of Directors authorized a two-for-one stock split for shareholders of record on September 8, 1994 and effective October 3, 1994. The split increased the number of outstanding shares of common stock and outstanding options by 100%. Exercise prices for outstanding options were adjusted to reflect the split. All outstanding share and per share information has been adjusted to reflect the split as if it had occurred at the beginning of each period presented.

     6. In August 1994, the Company purchased 286,600 shares of its outstanding common stock on the open market at an average price of $17.45 per share. Total cost of the purchase was approximately $5 million and is included in stockholders' equity as treasury stock.

Item 2.

      Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations


                    STATEMENT OF OPERATIONS (selected data)
                       (amounts in millions of dollars)

                                                         First Quarter 1994               First Quarter 1993
                                                          ----------------                 ----------------
Net revenues(1).......................................           $147.7                           $156.8
Cost of goods sold....................................             97.3                            102.0
                                                                 ------                           ------
Gross profit..........................................             50.4                             54.8
  % to net revenues...................................            34.1%                            35.0%

Selling, administrative and general...................             30.3                             32.8
                                                                 ------                           ------
Income before earthquake, interest and income taxes...             20.1                             22.0
  % to net revenues...................................            13.6%                            14.0%
Loss on California earthquake.........................              3.0                               --

Income before interest and income taxes...............             17.1                             22.0

Interest expense......................................              7.4                              9.9
Provision for income taxes............................              0.7                              1.3
                                                                 ------                           ------
Income from continuing operations(2)..................           $  9.0                           $ 10.8
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

(2) Income from continuing operations before the impact of the Loss on the California earthquake was $12.0 million ($0.30 per share), an increase of 11.2% compared to the $10.8 million ($0.27 per share) recorded last year. All share and per share data have been adjusted to reflect the two-for-one stock split for shareholders of record on September 8, 1994 and effective October 3, 1994.

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

     The first quarter of 1994 includes a non-recurring loss on the California earthquake of $3.0 million, related to the deductible portion of the Company's insurance policy on the January 17th California earthquake which temporarily shut down the Olga distribution center.

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

     Income from continuing operations, before the impact of the California earthquake, increased 11.1% from $10.8 million ($0.27 per share) in the first quarter of 1993 to $12.0 million ($0.30 per share) in the first quarter of 1994 reflecting the increased operating income and decreased interest expense noted above.

     The first quarter of 1993 includes a one-time non-cash expense of $10.5 million for the cumulative effect of a change in the method of accounting for employee postretirement benefits, which was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 106 ("FAS No. 106"). The adoption of FAS No. 106 is not expected to have a material impact on the results of operations in any future period.

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


                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


    (a)     Exhibits.


          3.1 Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

          3.2 By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

          4.1 Registration Rights Agreement, dated March 14, 1994, between the Company and Calvin Klein, Inc. ("CKI").*

          10.1 Credit Agreement dated July 16, 1993 (the "U.S. $55,000,000 Credit Agreement") among Warnaco Inc., The Bank of Nova Scotia, as agent, and certain other lenders named therein.*

          10.2 Amendment No. 1 to the U.S. $55,000,000 Credit Agreement dated October 14, 1993.*

          10.3 Amendment No. 2 to the U.S. $55,000,000 Credit Agreement dated November 5, 1993.*

          10.4 Amendment No. 3 to the U.S. $55,000,000 Credit Agreement dated January 7, 1994.*

          10.5 Amendment No. 4 to the U.S. $55,000,000 Credit Agreement dated April 25, 1994.*

          10.6 Acquisition Agreement dated March 14, 1994 by and among CKI, the Company and Warnaco Inc.*

          10.7 U.S. $500,000,000 Credit Agreement dated October 14, 1993 among the Company, Warnaco Inc., The Bank of Nova Scotia, as co-managing agent and paying agent, Citicorp U.S.A., as co-managing agent and documentation and collateral agent, and certain other lenders named therein. (Incorporated herein by reference to Exhibit 10-1 to the Company's Form 10-Q filed November 16, 1993.)

          10.8 Employment Agreement, dated January 6, 1991, between the Company and Linda J. Wachner. (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

          10.9 Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

         10.10 1991 Stock Option Plan.  (Incorporated herein by reference to
               Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

         10.11 Amended and Restated 1988 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

         10.12 Warnaco Employee Retirement Plan. (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

         10.13 Executive Management Agreement dated as of May 9, 1991 between the Company, Warnaco and The Spectrum Group, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

         10.14 1993 Stock Plan for non-employee directors. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.)

         10.15 Amended and Restated 1993 Stock Plan. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.)

         10.16 The Warnaco Group, Inc. Supplemental Incentive Compensation Plan. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.)

          11.1 Earnings per share.


- - - -------------
*  Previously filed.

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


                                        THE WARNACO GROUP, INC.


Date:  November 22, 1994
                                        By:  /s/  DARIUSH ASHRAFI
                                            ----------------------------
                                            Dariush Ashrafi
                                            Director, Senior Vice President
                                            and Chief Financial Officer
                                            Principal Financial Officer

Date:  November 22, 1994
                                        By:  /s/  WILLIAM S. FINKELSTEIN
                                            ----------------------------
                                            William S. Finkelstein
                                            Senior Vice President and
                                            Corporate Controller
                                            Principal Accounting Officer