Form 10-Q
period 1994-10-08
WARNACO GROUP INC /DE/
filed 1994-11-22
CIK 801351

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]
        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 8, 1994

                                      or

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



                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                            THE WARNACO GROUP, INC.
                     Consolidated Condensed Balance Sheets
                           (in thousands of dollars)

                                                               October 8,           January 8,
                                                                 1994                 1994
                                                               --------             --------
                                                               (unaudited)

Assets
Current assets:
  Cash (restricted $112 and $886, respectively)...........     $  5,456             $  4,651
  Accounts receivable -- net..............................      176,046              126,507
  Inventories:
    Finished goods........................................      131,226              120,203
    Work in process.......................................       57,862               65,285
    Raw materials.........................................       56,520               54,015
                                                               --------             --------
     Total inventories....................................      245,608              239,503
Other current assets......................................       25,493               22,148
                                                               --------             --------
     Total current assets.................................      452,603              392,809
                                                               --------             --------
Property, plant and equipment (net of accumulated
  depreciation of $71,328 and $65,257, respectively)......       84,730               73,636
Other assets:
  Intangibles and other assets -- net.....................      275,870              222,188
                                                               --------             --------
                                                               $813,203             $688,633
                                                               ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable...........................................     $  4,350             $  5,819
  Borrowing under revolving credit facility...............      176,977              100,523
  Current portion of long-term debt.......................       52,175               49,171
  Accounts payable and accrued liabilities................       99,368              112,557
  Federal and other income taxes..........................        1,506                2,778
                                                               --------             --------
     Total current liabilities............................      334,376              270,848
                                                               --------             --------
Long-term debt............................................      243,628              245,518
Other long-term liabilities...............................       17,590               13,132

Stockholders' equity:
  Preferred Stock; $.01 par value.........................           --                   --
  Common Stock; $.01 par value(1).........................          421                  404
  Capital in excess of par value(1).......................      337,888              315,068
  Treasury stock..........................................       (5,000)                  --
  Cumulative translation adjustment.......................         (514)                 279
Accumulated deficit.......................................     (107,467)            (147,225)
Notes receivable for common stock issued..................       (7,719)              (9,391)
                                                               --------             --------
     Total stockholders' equity...........................      217,609              159,135
                                                               --------             --------
                                                               $813,203             $688,633
                                                               ========             ========

(1) Adjusted to reflect the two-for-one stock split for shareholders of record on September 8, 1994 and effective October 3, 1994.

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.


                            THE WARNACO GROUP, INC.
          Consolidated Condensed Statements of Operations (unaudited)
                  (in thousands of dollars except share data)


                                                        Quarter ended                     Nine months ended
                                              ------------------------------       ------------------------------
                                              Oct. 8, 1994      Oct. 2, 1993       Oct. 8, 1994     Oct. 2, 1993
                                              ------------      ------------       ------------     -------------

Net revenues(1)..............................  $    217,872      $    183,957      $    555,905      $    499,036
Cost of goods sold...........................       147,976           121,258           378,643           333,445
                                                -----------       -----------       -----------       -----------
Gross profit.................................        69,896            62,699           177,262           165,591
Selling, administrative and general expenses.        39,812            34,482           108,918            99,103
Loss on California earthquake................           --                --              3,000                --
                                                -----------       -----------       -----------       -----------
Income before interest and income taxes......        30,084            28,217            65,344            66,488
Interest expense.............................         7,873            10,906            23,586            31,094
                                                -----------       -----------       -----------       -----------
Income before income taxes...................        22,211            17,311            41,758            35,394
Provision for income taxes...................           500               105             2,000             1,917
                                                -----------       -----------       -----------       -----------
Income from continuing operations(2).........        21,711            17,206            39,758            33,477

Cumulative effect of change in method of
  accounting for postretirement benefits.....           --                --                --            (10,500)
                                                -----------       -----------       -----------       -----------
Net income...................................  $     21,711      $     17,206      $     39,758      $     22,977
                                                ===========       ===========       ===========       ===========

Income per common share:(3)
  Income from continuing operations(2).......  $       0.52      $       0.43      $       0.97      $       0.84
  Cumulative effect of change in method of
    accounting for postretirement benefits...            --                --                --             (0.26)
                                                -----------       -----------       -----------       -----------
Net income per common share(3)...............  $       0.52      $       0.43      $       0.97      $       0.58
                                                ===========       ===========       ===========       ===========

Weighted average number of common
  shares outstanding(3)......................    41,802,944        39,735,912        41,208,672        39,767,450
                                                ===========       ===========       ===========       ===========


(1) Menswear sales on discontinued brands (Dior, Nicklaus and Puritan) were lower by $21 million for the third quarter and $56 million for the nine months. All charges associated with discontinued brands were recorded as a non-recurring expense in the fourth quarter of 1993. Intimate apparel sales include Calvin Klein men's underwear, which was acquired on March 14, 1994. On a pro forma basis, as though Calvin Klein businesses were acquired at the beginning of the second quarter of 1993, revenues for the third quarter and year-to-date of 1993 would have been $16.7 million and $27.4 million higher, respectively; net income for those periods would not have been materially impacted from the reported amounts in the above statement.

(2) Income from continuing operations before loss on California earthquake was $42.8 million or $1.04 per share for the nine months ended
    October 8, 1994.

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


                            THE WARNACO GROUP, INC.
          Consolidated Condensed Statements of Cash Flow (unaudited)
                          Increase (Decrease) in Cash
                           (in thousands of dollars)

                                                                                           Nine months ended
                                                                                    -----------------------------
                                                                                    Oct. 8, 1994     Oct. 2, 1993
                                                                                    ------------     ------------
Cash flow from operations:
  Net income...................................................................        $ 39,758          $ 22,977
  Non cash items included in net income:
    Depreciation and amortization..............................................          14,644            15,729
    Interest...................................................................             832             3,029
    Loss on California earthquake..............................................           3,000                --
    Cumulative effect of change in method of accounting for
     postretirement benefits...................................................              --            10,500
  Income taxes paid............................................................          (3,272)             (840)
  Other changes in operating accounts..........................................         (65,570)          (86,942)
  Other........................................................................          (9,807)          (11,990)
                                                                                       --------          --------
Cash used in operations........................................................         (20,415)          (47,537)
                                                                                       --------          --------
Cash flow from investing activities:
  Net proceeds from sale of fixed assets.......................................           1,375               460
  Purchase of property, plant & equipment......................................         (19,407)          (10,310)
  Payment for purchase of Calvin Klein underwear businesses and trademarks.....         (33,103)               --
                                                                                       --------          --------
Cash used in investing activities..............................................         (51,135)           (9,850)
                                                                                       --------          --------
Cash flow from financing activities:
  Borrowings under revolving credit facilities.................................          76,909            61,941
  Net proceeds from the repayment
    of notes receivable from employees.........................................           1,672               920
  Repayments of debt...........................................................          (9,437)          (10,206)
  Proceeds from other financings...............................................           8,626             7,451
  Increase in deferred financing costs.........................................            (415)           (3,420)
  Payments to acquire treasury stock...........................................          (5,000)               --
                                                                                       --------          --------
Cash provided from financing activities........................................          72,355            56,686
                                                                                       --------          --------
Increase (decrease) in cash....................................................             805              (701)
Cash at beginning of period....................................................           4,651             3,763
                                                                                       --------          --------

Cash at end of period..........................................................        $  5,456          $  3,062
                                                                                       ========          ========

Other changes in operating accounts:
  Accounts receivable..........................................................        $(41,715)         $(37,292)
  Inventories..................................................................          (1,071)          (19,207)
  Other current assets.........................................................          (3,345)          (11,779)
  Accounts payable and accrued liabilities.....................................         (21,439)          (20,581)
  Income taxes payable.........................................................           2,000             1,917
                                                                                       --------          --------
                                                                                       $(65,570)         $(86,942)
                                                                                       ========          ========
Supplemental disclosure of cash flow information:
  In the month of March, Warnaco completed the acquisition of
  Calvin Klein underwear businesses and trademarks:
    Fair value of assets acquired..............................................        $ 69,191
                                                                                       ========
    Source of Payment:
    Cash paid..................................................................        $ 33,103
    Issuance of common stock in conjunction with the
     Calvin Klein acquisition..................................................          22,836
    Liabilities assumed........................................................          13,252
                                                                                       --------
    Total Payment..............................................................        $ 69,191
                                                                                       ========


      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.


                            THE WARNACO GROUP, INC.
             Notes to Consolidated Condensed Financial Statements

     1. In the opinion of the Company, the accompanying consolidated condensed financial statements contained all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 8, 1994 as well as its results of operations and cash flows for the periods ended October 8, 1994 and October 2, 1993. Operating results for interim periods may not be indicative of results for the full fiscal year.

     2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

     3 .   In the first quarter of 1994, there was a $3.0 million
non-recurring charge related to the January 1994 California earthquake.

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

     6. On August 12, 1994, the Company amended its Credit Agreement to increase the aggregate cap for its letter of credit and financing line commitment from $55 million to $80 million and eliminate the sublimit on the bank's exposure.

     7. On August 25, 1994, the Company's Board of Directors authorized a two-for-one stock split for shareholders of record on September 8, 1994 and effective October 3, 1994. The split increased the number of outstanding shares of common stock and outstanding options by 100%. Exercise prices for outstanding options were adjusted to reflect the split. All outstanding share and per share information has been adjusted to reflect the split as if it had occurred at the beginning of each period presented.

     8. In August 1994, the Company purchased 286,600 shares of its outstanding common stock on the open market at an average price of $17.45 per share. Total cost of the purchase was approximately $5 million and is included in stockholders' equity as treasury stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations


                   STATEMENT OF OPERATIONS  (selected data)
                       (amounts in millions of dollars)

                                                        Third Quarter                        Nine months
                                               ------------------------------      ------------------------------
                                                  1994              1993               1994             1993
                                               ------------      ------------      ------------      ------------
Net revenues(1)..............................     $217.9            $184.0            $555.9            $499.0
Cost of goods sold...........................      148.0             121.3             378.6             333.4
                                                  ------            ------            ------            ------
Gross profit.................................       69.9              62.7             177.3             165.6
  % to net revenues..........................       32.1%             34.1%             31.9%             33.2%
Selling, administrative and general..........       39.8              34.5             108.9              99.1
Loss on California earthquake................         --                --               3.0                --
                                                  ------            ------            ------            ------
Income before interest and income taxes......       30.1              28.2              65.4              66.5
  % to net revenues..........................       13.8%             15.3%             11.8%             13.3%
Interest expense.............................        7.9              10.9              23.6              31.1
Provision for income taxes...................        0.5               0.1               2.0               1.9
                                                  ------            ------            ------            ------
Income from continuing operations(2).........     $ 21.7            $ 17.2            $ 39.8            $ 33.5
                                                  ======            ======            ======            ======

(1) Menswear sales on discontinued brands (Dior, Nicklaus and Puritan) were lower by $21 million for the third quarter and $56 million for the nine months. All charges associated with discontinued brands were recorded as a non-recurring expense in the fourth quarter of 1993. Intimate apparel sales include Calvin Klein men's underwear, which was acquired on March 14, 1994. On a pro forma basis, as though Calvin Klein businesses were acquired at the beginning of the second quarter of 1993, revenues for the third quarter and year-to-date of 1993 would have been $16.7 million and $27.4 million higher, respectively; net income for those periods would not have been materially impacted from the reported amounts in the above statement.

(2) Income from continuing operations before loss on California earthquake was $42.8 million or $1.04 per share for the nine months ended
    October 8, 1994.

     Net revenues increased 18.4% from $184.0 million in the third quarter of 1993 to $217.9 million in the third quarter of 1994. Net revenues for the nine months ended October 8, 1994 increased 11.4% from $499.0 million in the first nine months of 1993 to $555.9 million in the 1994 period.

     Intimate Apparel division net revenues increased 39.5% in the third quarter of 1994 to $152.9 million from $109.6 million in the third quarter of 1993. Included in these revenues are sales of Calvin Klein men's underwear, which was acquired on March 14, 1994. Excluding the Calvin Klein sales, Intimate Apparel revenues are up over 20% in the quarter. For the nine months, Intimate Apparel revenues increased 28.4% to $393.4 million from $306.4 million for the same period last year.

     Menswear division net revenues in the third quarter of 1994 of $53.9 million are 15.5% lower, as planned, than the $63.8 million recorded in the third quarter of 1993, due primarily to $21 million lower sales in the discontinued brands which include Dior shirts and ties, Puritan and Nicklaus. Excluding the discontinued brands, Menswear revenues are up over 28% due to a 48% increase in the Chaps brand. Menswear division net revenues for the nine months of $134.7 million are 18.7% lower than the $165.7 million recorded last year, due to $56 million lower sales in the discontinued brands. Excluding the discontinued brands, Menswear revenues are up over 23% for the first nine months with Chaps up over 37%.

     Gross profit increased 11.5% from $62.7 million in the third quarter of 1993 to $69.9 million in the third quarter of 1994. Gross profit as a percentage of net revenues decreased from 34.1% in the third quarter of 1993 to 32.1% in the third quarter of 1994. Gross profit for the first nine months of 1994 increased 7.0% from $165.6 million in the first nine months of 1993 to $177.3 million in the first nine months of 1994. Gross profit as a percentage of net revenues decreased from 33.2% for the first nine months of 1993 to 31.9% for the first nine months of 1994. The decrease in margin was attributable to the higher mix of Fruit of the Loom and Victoria's Secret sales.

     Selling, administrative and general expense increased from $34.5 million (18.7% of net revenues) in the third quarter of 1993 to $39.8 million (18.3% of net revenues) in the third quarter of 1994. Selling, administrative and general expenses increased from $99.1 million (19.9% of net revenues) in the first nine months of 1993 to $108.9 million (19.6% of net revenues) for the first nine months of 1994. The decrease in selling, administrative and general expenses as a percentage of net revenues reflects the reduction in menswear division operating costs, and lower selling, administrative and general expenses required to support the mass merchandise (Fruit of the Loom) and Victoria's Secret businesses, partially offset by higher marketing expenses in Intimate Apparel.

     The first quarter of 1994 includes a non-recurring expense on the California earthquake of $3.0 million, related to the deductible portion of the Company's insurance policy relating to the January 17th California earthquake which temporarily shut down the Olga distribution center. All other costs are expected to be fully recovered from insurance.

     Interest expense decreased 27.5% from $10.9 million in third quarter of 1993 to $7.9 million in the third quarter of 1994. The decrease in interest expense reflects the refinancing of the Company's debt that was concluded in October 1993, as well as the Company's investment grade rating received in May 1994 from Standard and Poor's Corporation, which combined to reduce the cost of borrowings by 1871/2 basis points from LIBOR plus 2.75% to LIBOR plus 7/8%. Interest expense for the first nine months of 1994 decreased 24.1% from $31.1 million in the first nine months of 1993 to $23.6 million for the first nine months of 1994.

     The provision for income taxes for all periods primarily reflects accruals for taxes of foreign subsidiaries and accruals for state and local income taxes.

     Income from continuing operations increased 26.2% from $17.2 million in the third quarter of 1993 to $21.7 million in the third quarter of 1994. For the nine months ended in 1994, income from continuing operations increased 18.8% from $33.5 million in the first nine months of 1993 to $39.8 million. The increases in income from continuing operations reflect the increased gross profit and decreased interest expense noted above.

     The first quarter of 1993 includes an extraordinary non-cash expense of $10.5 million for the cumulative effect of a change in the method of accounting for employee postretirement benefits, which was recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 106 ("FAS 106"). The adoption of FAS 106 is not expected to have a material impact on the results of operations in any future period.

     Net income for the third quarter of 1994 increased 26.2% to $21.7 million compared to $17.2 million for the third quarter of 1993. Net income for the first nine months of 1994 after the $3.0 million non-recurring loss on the California earthquake was $39.8 million, an increase of 73.0% compared to a net income for the first nine months of 1993 of $23.0 million after the $10.5 million FAS 106 one-time charge noted above.

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

     Cash used by operating activities in the first nine months of 1994 was $20.4 million, which is $27.1 million favorable, compared to a use of $47.5 million in the comparable 1993 period. The favorableness resulted from the higher net income and a more efficient use of inventory. The use of cash in the first nine months is attributable to a seasonal requirement of working capital.

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

          3.2 By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

          4.1 Registration Rights Agreement dated March 14, 1994 between the Company and Calvin Klein, Inc. ("CKI"). (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed May 24, 1994.)

         10.1 Credit Agreement dated July 16, 1993 (the "U.S. $55,000,000 Credit Agreement") among Warnaco Inc., The Bank of Nova Scotia, as agent, and certain other lenders named therein.
               (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed May 24, 1994.)

         10.2 Amendment No. 1 to the U.S. $55,000,000 Credit Agreement dated October 14, 1993. (Incorporated herein by reference to Exhibit
               10.2 to the Company's Form 10-Q filed May 24, 1994.)

         10.3 Amendment No. 2 to the U.S. $55,000,000 Credit Agreement dated November 5, 1993. (Incorporated herein by reference to Exhibit
               10.3 to the Company's Form 10-Q filed May 24, 1994.)

         10.4 Amendment No. 3 to the U.S. $55,000,000 Credit Agreement dated January 7, 1994. (Incorporated herein by reference to Exhibit
               10.4 to the Company's Form 10-Q filed May 24, 1994.)

         10.5 Amendment No. 4 to the U.S. $55,000,000 Credit Agreement dated April 25, 1994. (Incorporated herein by reference to Exhibit
               10.5 to the Company's Form 10-Q filed May 24, 1994.)

         10.6 Amendment No. 5 to the U.S. $55,000,000 Credit Agreement dated August 12, 1994. (Incorporated herein by reference to Exhibit
               10.6 to the Company's Form 10-Q filed August 23, 1994.)

         10.7 Acquisition Agreement dated March 14, 1994 by and among CKI, the Company and Warnaco Inc. (Incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed May 24, 1994.)

         10.8 U.S. $500,000,000 Credit Agreement dated October 14, 1993 (the "U.S. $500,000,000 Credit Agreement") among the Company, Warnaco Inc., The Bank of Nova Scotia, as co-managing agent and paying agent, Citicorp U.S.A., as co-managing agent and documentation and collateral agent, and certain other lenders named therein. (Incorporated herein by reference to Exhibit 10-1 to the Company's Form 10-Q filed November 16, 1993.)

         10.9 Amendment No. 1 to the U.S. $500,000,000 Credit Agreement dated June 8, 1994. (Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-Q filed August 23, 1994.)

         10.10 Employment Agreement dated January 6, 1991 between the Company and Linda J. Wachner. (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

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

         10.15 Executive Management Agreement dated May 9, 1991 between the Company, Warnaco and The Spectrum Group, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 33-45877.)

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

          11.1 Earnings per share.

    (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE WARNACO GROUP, INC.


Date:  November 22, 1994
                                        By:  /s/  DARIUSH ASHRAFI
                                             -------------------------------
                                             Dariush Ashrafi
                                             Director, Senior Vice President
                                             and Chief Financial Officer
                                             Principal Financial Officer

Date:  November 22, 1994
                                        By:  /s/  WILLIAM S. FINKELSTEIN
                                             -------------------------------
                                             William S. Finkelstein
                                             Senior Vice President and
                                             Corporate Controller
                                             Principal Accounting Officer