Form 10-K405
period 1995-01-07
WARNACO GROUP INC /DE/
filed 1995-04-07
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

     (Mark One)
          X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED JANUARY 7, 1995
                 OR

         __      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER: 1-4715

                         ------------------------------
                            THE WARNACO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 95-4032739
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                     90 PARK AVENUE                                                10016
                   NEW YORK, NEW YORK                                            (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 661-1300

                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
- ------------------------------------------------   ------------------------
Class A Common Stock, par value $0.01 per share    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         ------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 1995 was approximately $655,763,895.

     The number of shares outstanding of the registrant's Class A Common Stock as of March 30, 1995: 41,734,192.

     Documents incorporated by reference: The definitive Proxy Statement of The Warnaco Group, Inc. relating to the 1995 Annual meeting of Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

  (A) GENERAL DEVELOPMENT OF BUSINESS.

     The Warnaco Group, Inc. ('Company'), a Delaware corporation, was organized in 1986 for the purpose of acquiring Warnaco Inc. ('Warnaco') a publicly traded apparel company. As a result, Warnaco became a wholly owned subsidiary of the Company. The Company designs, manufactures and markets a broad line of women's intimate apparel, such as bras, panties and sleepwear, and men's dress shirts, neckwear, sportswear, underwear, accessories and small leather goods, all of which are sold under a variety of internationally recognized owned and licensed brand names. On March 14, 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein'r' men's underwear and licensed the Calvin Klein trademark for men's accessories. In addition, the acquisition included the worldwide trademarks and rights of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994. The Company's strategy is to build on the strength of its brand names with consumer oriented marketing programs in its existing department and specialty store channels of distribution and to expand its distribution on a selective basis with specific product lines in mass merchandisers. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 72%, 23% and 5%, respectively, of net revenues in fiscal 1994 with the intimate apparel division accounting for a larger percentage of the Company's gross profit for the same period.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium-priced intimate apparel for women under the Warner's'r', Olga'r', Valentino Intimo'r', Scaasi'r', Blanche'r', White Stag'r', Fruit of the Loom'r' and effective January 1, 1995 Calvin Klein brand names. In addition, the intimate apparel division designs, manufactures and markets men's underwear under the Calvin Klein brand name. The intimate apparel division is the leading marketer of bras to department and specialty stores in the United States, accounting for over 31% of such bra sales in 1994, nearly twice its nearest competitor. The Warner's and Olga brand names, which are owned by the Company, are 121 and 54 years old, respectively.

     The Intimate Apparel Division's strategy is to broaden its channels of distribution and expand its highly recognized brand names worldwide. In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart, Venture, Bradlees and Kmart, under the Fruit of the Loom brand name. Additionally, in late 1993, the Company signed a 3-year distribution agreement with Avon Products, Inc. ('Avon') to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepwear throughout the United States.

     The Menswear Division designs, manufactures, imports and markets moderate to premium-priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Hathaway'r', Calvin Klein'r' men's underwear and accessories and Catalina'r' brand names. Chaps by Ralph Lauren has increased its net revenues by approximately 426% since 1989 from $23 million to $121 million in 1994, by refocusing its products to the age 25 to 50 consumer and predominantly by using natural fibers in its products. The Menswear Division's strategy is to build on the strength of its brand names and eliminate those businesses whose profit contribution is below the Company's required return. Consistent with this strategy the Company agreed to terminate its licenses to produce Christian Dior'r' men's dress shirts, neckwear and accessories in 1994 and early 1995, sold its Puritan trademark for menswear in the United States and did not renew its license to produce Golden Bear by Jack Nicklaus products. These products accounted for $19.3 and $100.3 million of net revenues for the Menswear Division in 1994 and 1993, respectively. As a result, operating margins in the Menswear Division increased from 9.6% in fiscal 1993 to 12.3% in fiscal 1994.

     The Company licenses certain of its brand names throughout the world and has been expanding the activities of its wholly owned operating subsidiaries in Canada, Europe and Mexico. International operations generated $94.2 million of net revenues or 12% of the total Company's net revenues in 1994 compared to $98.6 million of net revenues in fiscal year 1993 or 14.0% of the total Company net revenues. The total net revenues of the Company's international operations in 1994 were negatively impacted by the generally weak economies in Europe and Canada and the restructuring of the Company's menswear operations.

     The Company's business strategy with respect to its retail outlet stores division is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers without increasing the total number of stores to any significant extent. The Company had 53 stores at the end of 1994 compared to 48 stores in 1993 and 52 stores in 1992.

     The Company's products are distributed to over 5,000 customers operating more than 15,000 department specialty and mass merchandising stores, including such leading retailers in the United States as Dayton-Hudson, Dillard's Department Stores, Federated Department Stores, J.C. Penney, Kmart, The Limited, Victoria's Secret, Macy's, The May Department Stores and Wal-Mart and such leading retailers in Canada as Eaton's and The Hudson Bay Company. The Company's products are also distributed to such leading European retailers as Marks & Spencer, House of Fraser, Harrods, Galeries Lafayette and Au Printemps.

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates within one dominant industry segment, the manufacture and distribution of apparel, and has no customer which accounted for 10% or more of its net revenues in fiscal 1994. (See Note 7 of Notes to Consolidated Financial Statements on pages F-6 to F-19.)

  (C) NARRATIVE DESCRIPTION OF BUSINESS.

     The Company designs, manufactures and markets a broad line of women's intimate apparel and men's apparel and accessories sold under a variety of internationally recognized owned and licensed brand names. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 72%, 23% and 5%, respectively, of net revenues in fiscal 1994.

INTIMATE APPAREL

     The Company designs, manufactures and markets intimate apparel which includes bras, panties, daywear and sleepwear. The Company also designs and markets mens underwear. The Company's bra brands accounted for over 31% of bra sales in department and specialty stores in the United States in 1994, nearly twice its nearest competitor. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium-priced range distributed through leading department and specialty stores. In order to expand its market penetration the Company (i) entered into a license agreement with Fruit of the Loom, Inc., and in June 1992, began to distribute moderate priced bras, daywear and other related items under this license through the mass merchandise market (ii) in late 1993, the Company signed a 3-year distribution agreement with Avon Products, Inc. to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepwear throughout the United States and (iii) in March 1994, the Company acquired the worldwide trademarks, rights and businesses of Calvin Klein men's underwear and the worldwide trademarks and rights of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994.

     The intimate apparel division markets its lines under the following brand names:

            BRAND NAME                           PRICE RANGE                        TYPE OF APPAREL
- -----------------------------------  -----------------------------------   ---------------------------------

Warner's...........................       upper moderate to better                 intimate apparel
Olga...............................                better                          intimate apparel
Valentino Intimo...................                premium                         intimate apparel
Calvin Klein(1)....................                better                  intimate apparel/men's underwear
Scaasi.............................               moderate                             sleepwear
Blanche............................           better to premium                        sleepwear
Fruit of the Loom..................               moderate                         intimate apparel
White Stag.........................               moderate                         intimate apparel

- ------------------

(1) On March 14, 1994, the Company acquired the worldwide trademarks, rights and businesses of Calvin Klein men's underwear and the worldwide trademarks and rights of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994.

     The Company owns the Warner's, Olga, Calvin Klein (men's underwear and intimate apparel) and Blanche brand names and trademarks. The Company has a license in perpetuity for the White Stag brand for women's sportswear and intimate apparel. The Company licenses the other brand names under which it markets its product lines. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The intimate apparel division's revenues are primarily generated by sales of the Company's own brand names. The Warner's brand is 121 years old and the Olga brand is 54 years old and commanded approximately 31% collectively of women's bra sales in United States department and specialty stores in 1994.

     In August 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras which are distributed through mass merchandisers, such as Wal-Mart, Venture, Bradlees and Kmart under the Fruit of the Loom brand name. The license agreement has since been extended to include daywear, full slips, half slips, culottes and petticoats as well as coordinated fashion sets (bras and panties) and certain control bottoms and sleepwear. The Company began shipping Fruit of the Loom products in June 1992. The agreement with Fruit of the Loom, Inc. has allowed the Company to enter the mass merchandise market, which is growing faster than the department and specialty store market.

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

     Growth in the intimate apparel industry is benefiting from a shift in consumer attitudes. Specifically, because women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift has been driven by the expansion of intimate apparel specialty stores and catalogs such as Victoria's Secret and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by obtaining the licenses to produce intimate apparel under the Valentino Intimo name in the premium end of the market, by continuing to introduce new products under the Warner's and Olga brands in the better end of the market, by obtaining the license from Fruit of the Loom, Inc. to produce bras, daywear and other related items, by producing White Stag bras for the mass merchandise segment of the market and by acquiring the Calvin Klein trademarks for better priced women's intimate apparel and men's underwear. The Company has further improved its position by continuing to strengthen its relationships with its department store, specialty store, and mass merchandise customers.

     The Intimate Apparel Division's revenues have increased at a 16% compounded annual growth rate since 1989, to $565.3 million in fiscal 1994, as the Company increased its penetration with existing accounts, expanded sales to new customers by capitalizing on the high growth in such specialty stores as Victoria's Secret and sales of Fruit of the Loom to mass merchandisers such as Wal-Mart, Venture, Bradlees and Kmart and broadened its product lines to include men's underwear. The Company's strong sales increase was accomplished despite the softening of the general retail market due to poor economic conditions and the bankruptcy, reorganization or liquidation of certain major retail store customers during this period. The intimate apparel division has reduced operating expenses as a percentage of net revenue by narrowing its product lines, controlling selling, administrative and general expenses and improving manufacturing efficiency. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing nearly eight million dozen per year.

     The Company's bras are sold primarily in the department and specialty stores that have been the Company's traditional customer base for intimate apparel. In June of 1992, the Company expanded into a new channel of distribution, mass merchandisers, with its Fruit of the Loom product line, which offers a range of styles designed to meet the needs of the consumer profile of this market. In late 1993 the Company further expanded its channels of distribution by signing a 3-year agreement with Avon Products, Inc. to distribute Warner's and Fruit of the Loom bras on an exclusive basis, and,
Scaasi sleepwear throughout the United States. The Company also sees opportunities for continued growth in the intimate apparel division for bras specifically designed for the 'full figure' market, as well as in the panties and daywear product lines.

     The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain and Germany in Europe. International sales accounted for approximately 14.8% of the intimate apparel division's net revenues in fiscal 1994. Net revenues attributable to the international divisions of the Intimate Apparel Division were $79.1 million, $84.5 million and $84.1 million in fiscal years 1992, 1993 and 1994, respectively. Management's strategy is to increase its market penetration in Europe and to open additional channels of distribution. In 1994 the Company began distributing its products directly in Spain, Portugal and Italy, having taken back these territories from its previous licensee. In addition, in 1994 the Company entered into a joint venture with News Corp Limited to market, on an exclusive basis, the Company's products over the Satellite Television Asian Region Network ('STAR'), serving Asia and the Middle East. The STAR network reaches over 60 million households in 53 countries in an area that includes two-thirds of the world's population. In addition to the international marketing of its product lines, the Company has licensed its intimate apparel brand names to manufacturers in certain foreign countries.

     The Company's intimate apparel products are manufactured principally in the Company's facilities in North America, Central America, the Caribbean Basin, Ireland and the United Kingdom.

     Although the Intimate Apparel Division generally markets its product lines for three retail selling seasons (spring, fall and holiday), its sales and revenues are somewhat seasonal with approximately 57% of net revenues and 58% of operating income generated during the second half of the fiscal year.

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

     The Menswear Division markets its lines under the following brand names:

             BRAND NAME                           PRICE RANGE                         TYPE OF APPAREL
- ------------------------------------  ------------------------------------   ---------------------------------

Hathaway............................                 better                  dress shirts, neckwear, knit and
                                                                               woven sportshirts and sweaters
Calvin Klein........................                 better                  men's underwear and accessories,
Chaps by Ralph Lauren...............             upper moderate              dress shirts, neckwear, knit and
                                                                               woven sportshirts, sweaters and
                                                                               sportswear
Catalina............................                moderate                 men's and women's sportswear,
                                                                               dress shirts and furnishings

     The Hathaway brand name is owned by the Company. The Company also owns the trademarks for Calvin Klein men's underwear and women's intimate apparel. The Calvin Klein brand name for accessories, and the Chaps by Ralph Lauren and Catalina brand names are licensed by the Company.

     The Menswear Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses whose profit contribution is below the Company's required return. In fiscal 1993 and 1994, because of a strategic decision to minimize the percentage of commodity type businesses in the Company's product mix and to improve profitability in this Division, the Company (i) discontinued its manufactured dress shirt, neckwear and accessories business segment under the Christian Dior label (see Note 4 of Notes to Consolidated Financial Statements on pages F-6 to F-19), (ii) sold the Puritan menswear label in the United States to Wal-Mart in December 1993, and (iii) did not renew its Golden Bear by Jack Nicklaus license which expired in June 1994.

     The Menswear Division's net revenue has decreased from $213.9 million in fiscal year 1989 to $183.8 million in fiscal year 1994 primarily due to the discontinuation of several underperforming businesses including Christian Dior accessories, neckwear, sportswear and dress shirts, Golden Bear by Jack Nicklaus, Pringle and Puritan menswear. The men's business, and the dress shirt business in particular, has been adversely affected during this period by weak retail demand due to poor economic conditions and the bankruptcy, reorganization or liquidation of several of its major retail store customers. In addition, the division has been hurt by a shift in consumer preferences away from apparel made with synthetic or blended fibers, particularly orlon sweaters, and by substantial liquidations of dress shirt, knit shirt and sweater inventories at low prices by certain of the Company's competitors as a result of their financial difficulties. The negative impact of these conditions has been partially offset by the tremendous success of the Chaps by Ralph Lauren brand which has increased its net revenues by approximately 426% since 1989 to $121 million while increasing operating profits over 600% to $17 milllion.

     Dress Shirts and Neckwear. The Menswear Division designs, manufactures, imports and markets three principal lines of dress shirts: basic, intermediate-fashion and fashion. The average full retail prices of the dress shirts, which are marketed under the Hathaway and Chaps by Ralph Lauren brand names, range from $20 to $45. Substantially all of the division's dress shirts are manufactured at Company owned or leased facilities in North America and the Caribbean Basin.

     Sportswear. The Menswear Division has substantially revised its sportswear product lines over the past several years. The Chaps by Ralph Lauren line has eliminated many synthetic and blended fabrics from its product lines and updated its styling, which has generated significant net revenue increases as mentioned above. In 1993, the Company entered into a license agreement to produce men's and women's sportswear and men's dress shirts and furnishings bearing the Catalina trademark. Catalina brand products will be sold to the mass merchandise segment of the market. The first shipments of Catalina products were made in the first quarter of 1995.

     Accessories. The Menswear Division markets (beginning in 1995) men's accessories including small leather goods and belts under the Calvin Klein brand name under an exclusive worldwide license. Management believes that one of the strengths of its accessories lines is the high level of international consumer recognition associated with the Calvin Klein label. The Company's strategy is to expand the accessories business, which on a consistent basis has generated higher margins than other menswear products.

     International sales accounted for approximately 6% of net revenues of the Menswear Division in l994. Net revenues attributable to international divisions of the Menswear Division were $12.7 million, $14.1 million and $10.2 million in fiscal years l992, 1993 and 1994, respectively. The decrease in international sales in fiscal 1994 compared to fiscal 1993 reflects the Company's strategic decision to restructure its men's dress shirt and neckwear businesses and to terminate its Christian Dior licenses.

     The Menswear Division's sportswear is sourced principally from the Far East. The Menswear Division manufactures its dress shirts in North America and sources certain styles of dress shirts in the Far East and in the Caribbean Basin. Accessories are sourced in the United States, Europe and the Far East. Neckwear is sourced primarily in the United States.

     The Menswear Division, like the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). The Menswear Division introduces new styles, fabrics and colors based upon consumer preferences and market trends and to coincide with the appropriate retail selling season. The sales of the Menswear Division's product lines follow individual seasonal shipping patterns ranging from one season to three seasons, with multiple releases in some of the Division's more fashion-oriented lines. Consistent with industry and consumer buying patterns, approximately 56% of the Menswear Division's net revenues and 67% of the Menswear Division's operating profit are generated in the second half of the calendar year, reflecting the strength of the fall and holiday shopping seasons.

RETAIL OUTLET STORES DIVISION

     The Retail Outlet Stores Division primarily sells the Company's products to the general public. The Company's business strategy with respect to its retail outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers. The Company's retail outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. The Company's newer retail outlet stores are principally intimate apparel stores located in outlet malls. The Company has found that it has improved margins by operating retail outlet stores that sell products of only one of the Company's divisions. The Retail Outlet Store Division's EBITDA in fiscal 1994 improved 40% over fiscal 1993 to $2.8 million. The Company operates 53 stores, of which 35 carry intimate apparel only, 3 carry Menswear only and 15 carry both lines.

INTERNATIONAL OPERATIONS

     The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, Ireland, Belgium, France, Spain and Germany in Europe which engage in sales and marketing activities. With the exception of the fluctuation of local currencies against the United States dollar, the Company does not believe that the operations in Canada and western Europe are subject to risks which are significantly different from domestic operations. Mexico has historically been subject to high rates of inflation and currency restrictions which may, from time to time impact the Mexican operation. The recent devaluation of the Mexican peso has had a favorable impact on the Company since its Mexican operations produce 25% of the Company's intimate apparel for the U.S. market. The Company also sells directly to customers in Mexico which represents less than 1% of the Company's total sales.

     The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, the Dominican Republic, Canada, Ireland and the United Kingdom and warehousing facilities in Canada, Mexico, the United Kingdom and contracts warehousing in Spain. The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. The recent devaluation of the Mexican peso has had a favorable impact on the Company since its Mexican operations produce 25% of the Company's intimate apparel for the U.S. market. The Company's manufacturing policy is to have many potential sources of manufacturing so that a disruption of production at any one facility will not cause a significant problem.

     The majority of  the Company's  imported purchases are  invoiced in  United
States   dollars  and,  therefore,  are   not  subject  to  short-term  currency
fluctuations.

SALES AND MARKETING

     The Intimate Apparel and Menswear Divisions sell to over 5,000 customers operating more than 15,000 department, mass merchandise and men's and women's specialty stores throughout North America and Europe. While certain of the Company's department store customers are under common ownership, none of these corporate groups accounted for more than 10% of the Company's net revenues during fiscal 1994.

     The Company's retail customers are served by approximately 200 sales representatives. The Company also employs marketing coordinators who work with the Company's customers in designing in-store displays and planning the placement of merchandise. The Company has implemented Electronic Data Interchange (commonly referred to as 'EDI') programs with certain of its retailing customers which permit the Company to receive purchase orders electronically from these customers and, in some cases, to transmit invoices electronically.

     The Company utilizes various forms of advertising media. In l994, the Company spent approximately $37 million or 4.7% of net sales for advertising and promotion of its various product lines. This compares to $32 million or 4.5% of net sales in 1993. This increase was made in order to maintain the Company's strong market position in Warner's and Olga and increase penetration of the Fruit of the Loom and Calvin Klein product lines. The Company participates on a cooperative basis with retailers, principally through newspaper advertisements.

COMPETITION

     The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, some of which have greater resources than the Company.

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

     The Company believes that it has a significant competitive advantage because of high consumer recognition and acceptance of its brand names and its strong presence and strong market share in the major department and specialty store chains.

     A substantial portion of the Company's sales are of products, such as intimate apparel and mens underwear, that are not very susceptible to rapid design changes. This relatively stable base of business is a significant contributing factor to the Company's favorable competitive and cost position in the apparel industry.

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

EMPLOYEES

     The Company and its subsidiaries employ approximately 14,800 employees. Approximately 17% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced significant interruption of operations due to labor disagreements.

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company terminated its license agreements with Christian Dior for the production of sportswear in 1992 and for the production of dress shirts, neckwear and accesories in both the United States and Canada in 1994 and 1995. The Company's joint venture agreement with Golden Bear, Inc. expired in June 1994. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 1996. These agreements grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States of America. The Company's license to use the Valentino Intimo trademark for intimate apparel in the United States of America, its territories and possessions, Puerto Rico and Canada, expires on December 31, l997 and, subject to certain conditions, is renewable at the Company's option, for an additional five-year term. The Company has an exclusive license to use the Scaasi trademark in the United States of America, its territories and possessions, Puerto Rico, Canada, Mexico, and numerous Caribbean Islands until December 31, 1999. The Company's exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico was extended for an additional two year term expiring December 31, 1996.

     On March 14, 1994, the Company entered into a license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories for a period of five years through March 14, 1999 and a further five year renewal period through March 14, 2004, solely at the option of the Company. In December 1993, the Company entered into a license agreement with Authentic Fitness Corporation to produce men's and women's sportswear and men's dress shirts and furnishings under the Catalina label. The Company's exclusive license to use the Catalina trademark worldwide for these products expires in December 2003.

     Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

     The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear, Calvin Klein intimate apparel, Hathaway and Blanche. The Company has a license in perpetuity for White Stag women's sportswear and intimate apparel.

     The Company licenses the Warner's, Hathaway and Calvin Klein brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with licensees, to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. Royalty income derived from such licensing was approximately $5.6 million (including assignment fees received in connection with the termination of certain licenses of $3.0 million), $15.0 million (including the sale of the Puritan trademark in the United States for $7.7 million) and $11.5 million (including the sale of certain trademarks to Authentic Fitness Corporation for $6.6 million) in fiscal years 1992, 1993 and 1994, respectively.

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     A substantial portion of net revenues is based on orders for immediate delivery, and, therefore, backlog is not necessarily indicative of future net revenues.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     The information required by this portion of Item 1 is incorporated herein by reference to Note 7 of Notes to Consolidated Financial Statements on pages F-6 to F-19.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut and California, pursuant to leases that expire in 1999 and 2000, respectively.

     The Company has 16 domestic manufacturing and warehouse facilities located in Alabama, Connecticut, Georgia, Kentucky, Pennsylvania, Maine, California, New York, Puerto Rico and Tennessee and 20 international manufacturing and warehouse facilities located in Costa Rica, the Dominican Republic, Honduras, Mexico, Canada, Spain, the United Kingdom and Ireland. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns eight of its domestic and three of its international facilities. The balance of the facilities are leased. Lease terms, except for three month-to-month leases, expire from 1995 to 2007.

     The Company also leases sales offices in a number of major cities, including, Dallas and New York in the United States; Brussels, Belgium; Toronto, Canada; London, England; Dusseldorf, Germany; Madrid, Spain and Paris, France. The sales office leases expire between 1995 and 2001 and are renewable at the Company's option.

     All of the Company's production and warehouse facilities are located in appropriately designed buildings which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. The Company has expanded its production capacity in the Caribbean Basin in the last three years and anticipates additional expansion in Mexico to support the Company's continued growth.

     In December 1993, the Company sold its Checotah, Oklahoma manufacturing facility to Authentic Fitness Corporation, a related party, (See Note 6 of Notes to Consolidated Financial Statements on pages F-6 to F-19) for its appraised fair market value. Prior to the sale, the facility was being 100% utilized as a contract facility for Authentic Fitness Corporation.

     In January 1994, the Company's leased warehouse located in Sylmar, California suffered significant structural damage due to the California earthquake and was permanently closed. The Company was able to recover substantially all of its inventory, transfer the inventory to other locations, and begin shipping at normal levels in March, 1994. The Company has earthquake insurance and, other than a deductible of approximately $3 million, which was recorded as a non-recurring expense in the first quarter of fiscal 1994, expects to fully recover its losses (See Note 4 of Notes to Consolidated Financial Statements on pages F-6 to F-19.)

ITEM 3. LEGAL PROCEEDINGS.

     The Company sued VF  Corporation and its Spanish  subsidiary for breach  of contract, fraud, violation of Federal trademark laws and conspiracy in connection with the termination of a licensing agreement in Spain, Portugal and Italy. The Company settled this action in December 1994 on favorable terms. The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, which is individually or in the aggregate material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                       NAME                           AGE                        POSITION
- ---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   49    Director, Chairman of the Board,
                                                              President and Chief Executive Officer
Dariush Ashrafi....................................   48    Director, Senior Vice President and
                                                              Chief Financial Officer
William S. Finkelstein.............................   46    Senior Vice President and Controller
Stanley P. Silverstein.............................   42    Vice President, General Counsel and Secretary

     Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of The Travelers Inc. and Authentic Fitness Corporation.

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

     Mr. Finkelstein has been Senior Vice President of the Company since May 1992 and Controller of the Company since November 1988. Mr. Finkelstein served as Vice President of the Company between November 1988 and May 1992 and as Vice President of Finance of the Company's Activewear and Olga Divisions from March 1988 until his appointment as Controller of the Company. Mr. Finkelstein served as Vice President and Controller of SPI Pharmaceuticals Inc. from February 1986 to March 1988 and held various financial positions, including Assistant Corporate Controller with Max Factor and Company, between 1977 and 1985. Mr. Finkelstein also serves as a Director of Authentic Fitness Corporation and Herman's Sporting Goods, Inc.

     Mr. Silverstein has been Vice President, General Counsel and Secretary of the Company since December 1990. Mr. Silverstein served as Assistant Secretary of the Company from June 1986 until his appointment as Secretary in January 1987.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol 'WAC'. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape. Amounts have been adjusted to reflect the two-for-one stock split.

PERIOD                                                                                    HIGH                LOW
- ----------------------------------------------------------------------------------   ---------------    ---------------

1992:
     First Quarter................................................................   $19                $123/16
     Second Quarter...............................................................    19                 133/4
     Third Quarter................................................................    181/8              14
     Fourth Quarter...............................................................    201/2              163/8

1993:
     First Quarter................................................................   $195/8             $133/8
     Second Quarter...............................................................    1815/16            1413/16
     Third Quarter................................................................    171/16             143/8
     Fourth Quarter...............................................................    1713/16            141/4

1994:
     First Quarter................................................................   $155/8             $131/8
     Second Quarter...............................................................    175/8              145/8
     Third Quarter................................................................    185/8              145/16
     Fourth Quarter...............................................................    191/4              141/8

1995:
     First Quarter................................................................   $177/8             $147/8

     A recent last sales price for the shares of Common Stock as reported on the New York Stock Exchange Composite Tape was $17 7/8 on March 30, 1995. On April 3, 1995 there were 159 holders of Class A Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     The  Company has not  paid dividends on  its Common Stock.  Prior to fiscal
1994, certain provisions of the Company's debt agreements restricted the Company's ability to pay dividends. In May 1994 the Company received an investment grade senior debt rating from Standard and Poor's and pursuant to the terms of the Company's debt agreements, certain provisions of the Company's debt agreements were automatically modified. As a result, the Company may declare and pay dividends equal to 25% of the Company's earnings accumulated since fiscal 1993.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein. The consolidated statement of operations data set forth below with respect to the fiscal years ended January 2, 1993, January 8, 1994 and January 7, 1995 and the consolidated balance sheet data at January 8, 1994 and January 7, 1995 are derived from, and are qualified by reference to, the audited consolidated financial statements included herein and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of operations data for the fiscal years ended January 5, 1991 and January 4, 1992 and the consolidated balance sheet data at January 5, 1991, January 4, 1992 and January 2, 1993 are derived from audited consolidated financial statements not included herein.

                                                                   FISCAL YEAR ENDED
                                        -----------------------------------------------------------------------
                                        JANUARY 5,     JANUARY 4,     JANUARY 2,      JANUARY 8,     JANUARY 7,
                                           1991         1992(A)          1993           1994(A)       1995(A)
                                        -----------------------------------------------------------------------
                                                      (IN MILLIONS, EXCEPT RATIOS AND SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Net revenues........................    $   548.1      $   562.5      $     625.1     $     703.8    $   788.8
Gross profit........................        190.8          195.4            219.3           236.4        255.8
Income before non-recurring items,
  interest and income taxes.........         59.9           70.8             89.8            92.2         99.2
Interest expense....................         68.0           72.3             48.8            38.9         32.5
Income (loss) from continuing
  operations........................         (7.9 )        (19.5 )           47.6            53.3         63.3
Preferred stock dividends paid(c)...          5.5            5.5              2.7              --           --
Income (loss) from continuing
  operations applicable to common
  stock.............................        (13.4 )        (25.0 )           44.9            53.3         63.3
Net income (loss) applicable to
  Common Stock(b)...................        (22.2 )        (33.9 )          (20.2)           24.1         63.3
Per share amounts:(d)
  Income (loss) from continuing
    operations......................        (0.84 )        (1.31 )           1.18            1.34         1.53
  Net income (loss).................        (1.40 )        (1.78 )          (0.53)           0.61         1.53
Weighted average number of shares of
  Common Stock outstanding..........    15,871,796     19,059,062      38,109,450      39,770,482    41,285,355
Divisional Summary:
  Net revenues:
    Intimate Apparel................    $   309.1      $   339.7      $     384.8     $     423.2        565.3
    Menswear........................        196.3          180.8            200.0           243.2        183.8
    Retail Outlet Stores............         42.7           42.0             40.3            37.4         39.7
                                        ----------     ----------     -----------     -----------    ----------
                                        $   548.1      $   562.5      $     625.1     $     703.8    $   788.8
                                        ----------     ----------     -----------     -----------    ----------
                                        ----------     ----------     -----------     -----------    ----------
  Percentage of net revenues:
    Intimate Apparel................         56.4 %         60.4 %           61.6%           60.1%        71.7 %
    Menswear........................         35.8           32.1             32.0            34.6         23.3
    Retail Outlet Stores............          7.8            7.5              6.4             5.3          5.0
                                        ----------     ----------     -----------     -----------    ----------
                                            100.0 %        100.0 %          100.0%          100.0%       100.0 %
                                        ----------     ----------     -----------     -----------    ----------
                                        ----------     ----------     -----------     -----------    ----------
  Balance Sheet Data (at fiscal year
    end):
    Working capital.................    $    69.4      $   109.3      $     141.5     $     122.0    $   104.5
    Total assets....................        517.3          540.5            629.6           688.6        780.6
    Long term debt (excluding
      current maturities)...........        408.2          344.8            277.6           245.5        206.8
    Redeemable preferred stock......         41.5           41.5               --              --           --
    Stockholders' equity
      (deficit).....................        (91.4 )         (1.7 )          135.8           159.1        240.5

- ------------------------

 (a) See 'Management's Discussion and Analysis of Financial Condition and Results of Operations' for a discussion of certain non-recurring charges incurred in fiscal 1993 and 1994. On September 4, 1991, the Company's Board of Directors determined that the Company should restructure its knitwear operations. The restructuring resulted in a non-recurring charge of approximately $13 million (or $0.68 per share) in fiscal 1991. Such charge was associated with the closing of the Company's knitwear manufacturing facilities and the liquidation of related inventory. In October 1993, the Company decided to discontinue a portion of its men's manufactured dress shirt and neckwear business segment. This resulted in a non-recurring charge of $19.9 million. Also, the Company incurred a $2.6 million non-recurring charge associated with the wind up of a previously discontinued business. The total non-recurring charge recorded in fiscal 1993 was $22.5 million (or $0.56 per share). In fiscal 1994, the Company incurred a $3 million (or $0.07 per share) charge related to the California earthquake. See Note 4 of Notes to Consolidated Financial Statements.

 (b) Fiscal 1993 includes a $10.5 million charge (or $0.26 per share) for the cumulative effect of the Company changing its method of accounting for postretirement benefits other than pensions. See Note 9 of Notes to Consolidated Financial Statements.

 (c) The Company has not paid any cash dividends on its Common Stock.

 (d) All share and per share amounts have been adjusted to reflect the two-for-one stock split effective October 3, 1994 and includes all Common Stock and Common Stock equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the last several years, the Company has implemented a number of strategies designed to reduce operating expenses and refocus its business on less fashion sensitive and higher margin product lines with world brand potential. As a result of this strategic refocusing, and notwithstanding the bankruptcy, reorganization or liquidation of several of the Company's retail customers, including B. Altman & Co., Bonwit Teller, Carter Hawley Hale, Federated Department Stores, Miller & Rhoades, R.H. Macy & Co., Woodward & Lathrop, and P.A. Bergner & Co., and the general softening of the retail market as a result of the economic slowdown from 1989 through 1994, the Company has significantly increased operating income. The Intimate Apparel Division's net revenues have grown since 1989 at a compounded annual growth rate of approximately 16%. Menswear Division net revenues have decreased from $213.9 million in fiscal 1989 to $183.8 million in fiscal 1994, reflecting the Company's strategic decisions to eliminate cash intensive businesses and businesses that did not demonstrate the potential to achieve profitability levels acceptable to management. (See Notes 3 and 4 of Notes to Consolidated Financial Statements on pages F-6 to F-19.) The strategic decisions included (i) not renewing its license with Pringle of Scotland in fiscal 1989, (ii) closing its knitwear manufacturing facilities in 1991, (iii) restructuring the Company's dress shirt and neckwear manufacturing facilities in 1993, (iv) terminating the Christian Dior licenses for dress shirts, neckwear and accessories in 1994 and 1995 and selling the Christian Dior license for sportswear in 1992, (v) selling the Puritan menswear trademark in the United States to Wal-Mart and (vi) not renewing the license for Golden Bear by Jack Nicklaus in 1994. The negative impact on net revenues of the discontinued businesses was partially offset by strong growth in the Company's Chaps by Ralph Lauren line which has increased net revenue over 400% since 1989 and increased operating profit over 600% since 1989.

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

                            STATEMENT OF OPERATIONS
                                (SELECTED DATA)

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                              JANUARY 2,    % OF NET    JANUARY 8,    % OF NET    JANUARY 7,    % OF NET
                                                 1993       REVENUES       1994       REVENUES       1995       REVENUES
                                              ----------    --------    ----------    --------    ----------    --------
                                                                            (IN MILLIONS)

Net revenues...............................      625.1        100.0%       703.8        100.0%       788.8        100.0%
Cost of goods sold.........................      405.8         64.9%       467.4         66.4%       533.0         67.6%
                                              ----------    --------    ----------    --------    ----------    --------
Gross profit...............................      219.3         35.1%       236.4         33.6%       255.8         32.4%
Selling, administrative and general
  expense..................................      129.5         20.7%       144.2         20.5%       156.6         19.9%
                                              ----------    --------    ----------    --------    ----------    --------
Income before non-recurring items, interest
  and income taxes.........................       89.8         14.4%        92.2         13.1%        99.2         12.5%
Non-recurring items(a).....................      --                         22.5                       3.0
Interest expense...........................       48.8                      38.9                      32.5
Income from continuing operations..........       47.6                      53.3                      63.3

                               DIVISIONAL SUMMARY

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                                              % OF                      % OF                      % OF
                                              JANUARY 2,     GROSS      JANUARY 8,     GROSS      JANUARY 7,     GROSS
                                                 1993        PROFIT        1994        PROFIT        1995        PROFIT
                                              ----------    --------    ----------    --------    ----------    --------

Net revenues:
     Intimate Apparel......................     $384.8                    $423.2                    $565.3
     Menswear..............................      200.0                     243.2                     183.8
     Retail Outlet Stores..................       40.3                      37.4                      39.7
                                              ----------                ----------                ----------
Net revenues...............................     $625.1                    $703.8                    $788.8
                                              ----------                ----------                ----------
                                              ----------                ----------                ----------
Gross profit:
     Intimate Apparel......................     $152.9         69.7%      $167.7         70.9%      $203.5         79.6%
     Menswear..............................       52.3         23.9%        53.7         22.7%        38.2         14.9%
     Retail Outlet Stores..................       14.1          6.4%        15.0          6.4%        14.1          5.5%
                                              ----------    --------    ----------    --------    ----------    --------
Gross profit...............................     $219.3        100.0%      $236.4        100.0%      $255.8        100.0%
                                              ----------    --------    ----------    --------    ----------    --------
                                              ----------    --------    ----------    --------    ----------    --------

- ------------

 (a) In October 1993, the Company decided to discontinue a portion of its men's manufactured dress shirt and neckwear business segment, which resulted in a non-recurring charge of $19.9 million. Also, the Company incurred a $2.6 million non-recurring charge associated with the wind up of a previously discontinued business. The total non-recurring charge recorded in fiscal 1993 was $22.5 million (or $0.56 per share). In fiscal 1994 the Company recorded a $3 million (or $0.07 per share) non-recurring charge related to the California earthquake. See Note 4 of Notes to Consolidated Financial Statements on pages F-6 to F-19.

COMPARISON OF FISCAL 1994 WITH FISCAL 1993

     Net revenues increased 12.1% from $703.8 million in fiscal 1993 to $788.8 million in fiscal 1994. The increase in net revenue was accomplished despite a planned reduction of approximately $90 million in discontinued Menswear brands and is attributable to continued growth in the Company's Intimate Apparel Division of 33.6% and continued growth in the Company's Chaps by Ralph Lauren line of 36%. Net revenue includes royalty income of $11.5 million in fiscal 1994 (including the sale of certain trademarks to Authentic Fitness for $6.6 million) compared to $15.0 million in fiscal 1993 (including the sale of the Puritan menswear trademark in the United States for $7.7 million).

     INTIMATE APPAREL DIVISION. Net revenues increased 33.6% to $565.3 million in fiscal 1994 from the $423.2 million recorded in fiscal 1993. The increase was driven by the acquisition of Calvin Klein which generated net revenues of $61.0 million in fiscal 1994, an increase in Fruit of the Loom net revenues of 95.4% to $64.3 million and increases in Warner's and Olga of 13.2%.

     MENSWEAR DIVISION. Net revenues for fiscal 1994 decreased to $183.8 million from $243.2 million in fiscal 1993. The decrease in sales is attributable to the Company's strategic decisions in fiscal 1993 and 1994 to (i) terminate the Christian Dior licenses for men's dress shirts, neckwear and accessories, (ii) sell the Puritan menswear trademark in the United States to Wal-Mart and (iii) discontinue the Golden Bear by Jack Nicklaus product line. Without these discontinued brands, Menswear Division net revenues increased 15.3% in fiscal 1994 to $164.5 million from $142.9 million in fiscal 1993. The increase is attributable to continued outstanding growth of 36.0% in Chaps by Ralph Lauren.

     Gross profit increased to $255.8 million in fiscal 1994 from $236.4 million in fiscal 1993. Gross profit as a percentage of net revenues decreased to 32.4% in fiscal 1994 from 33.6% in fiscal 1993. The decrease in gross profit as a percentage of net revenue reflects the higher mix of Fruit of the Loom sales, the amortization of start-up costs in the Fruit of the Loom business and decreased manufacturing efficiency due to the start-up of four new plants.

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit increased 21.3% to $203.5 million (36.0% of net revenues) from the $167.7 million (39.6% of net revenues) recorded in fiscal

     1993. The increase in gross profit reflects the higher net revenues noted above. Gross profit as a percentage of net revenues decreased from 39.6% to 36.0% due to the mix of Fruit of the Loom sales, the amortization of Fruit of the Loom start-up costs, and decreased manufacturing efficiency as noted above.

     MENSWEAR DIVISION. Menswear Division gross profit decreased to $38.2 million (20.7% of net revenues) from $53.7 million (22.1% of net revenues) last year. The decrease in gross profit reflects the lower sales volume due to discontinued brands, as discussed above. The decrease in gross profit as a percentage of net revenues reflects the favorable impact in fiscal 1993 from the sale of the Puritan menswear trademark in the United States.

     Selling, administrative and general expenses increased 8.6% in fiscal 1994 to $156.6 million (19.9% of net revenue) from $144.2 million (20.5% of net revenue) in fiscal 1993. The increase in selling, administrative and general expenses reflects volume increases and an increase in marketing expenses of $5.6 million. Marketing expenses increased to 4.7% of net revenue in fiscal 1994 from 4.5% in fiscal 1993 and 3.2% in fiscal 1992. The decrease in selling, administrative and general expenses as a percentage of net revenue reflects continued efforts to control operating expenses by the Company and the favorable impact of increased sales to mass merchandisers and Avon which have lower selling expenses than the Company's traditional channels of distribution.

     Interest expense decreased 17% to $32.5 million in fiscal 1994 from $38.9 million in fiscal 1993 despite an overall increase in interest rates during 1994. The decrease in interest expense is a result of the refinancing of the Company's credit agreement in the fourth quarter of fiscal 1993, the attainment of an Investment Grade credit rating of BBB- from Standard & Poor's in May 1994, and the renegotiation of the Company's cost of borrowing in June 1994. The combination of the refinancing, the improved credit rating and the renegotiated borrowing rate lowered the Company's cost of borrowing by 75 basis points to LIBOR plus 0.5%. In addition, the Company has purchased agreements which effectively fix the Company's rate of interest on $275 million of debt at approximately 6.2% through fiscal 1995.

     In January 1994, The Company's leased warehouse located in Sylmar, California suffered significant structural damage due to the California earthquake and was permanently closed. The Company was able to recover substantially all of its inventory, transfer the inventory to other locations, and begin shipping at normal levels in March, 1994. The Company has earthquake insurance and, other than a deductible of approximately $3 million, which was recorded as a non-recurring expense in the first quarter of fiscal 1994, expects to fully recover its losses.

     The Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, ('Statement No. 109') in 1992. The provision for income taxes for fiscal 1994 reflects the the realization of tax benefits of $22.6 million related to the Company's net operating loss carryforwards which offset substantially all of the Company's income tax provision for fiscal 1994. The Company has utilized substantially all of its net operating loss carryforwards for financial reporting purposes at the end of fiscal 1994. The Company has total deferred tax assets of approximately $38.5 million at the end of fiscal 1994 and as a result will begin reporting fully taxed earnings in fiscal 1995. The Company recognized $31.3 million of income tax benefits related to future periods in fiscal years 1992 and 1993.

     The Company has net operating loss carryforwards for income tax purposes available to offset future taxable income amounting to approximately $110 million at January 7, 1995. These carryforwards, if fully utilized, will result in a future tax savings of approximately $38.5 million at current U.S. corporate income tax rates. The net operating loss carryforwards expire beginning in 2001 and fully expire in 2007.

     As a result of the Company's common stock offerings in 1991 and 1992 and other changes in the ownership of the Company's common stock, certain provisions of the Internal Revenue Code will limit the rate at which the Company will be able to utilize its net operating loss carryforwards. The Company believes that it will realize all of the benefits attributable to its net operating loss carryforwards; however, the amount of such benefits that the Company will realize and the period in which any benefit is realized are subject to several factors including the general level of economic activity, the level of earnings and future changes in U.S. corporate income tax laws and regulations (See Note 8 of Notes to Consolidated Financial Statements on pages F-6 to F-19).

     Income from continuing operations for fiscal 1994 was $63.3 million compared to $53.3 million in fiscal 1993. The increase in income from continuing operations of $10.0 million or 18.8% is attributable to increased operating income and lower interest expense, as noted above.

     Net income for fiscal 1994 was $63.3 million compared to $24.1 million in fiscal 1993. Net income for fiscal 1993 included an extraordinary item of $18.6 million (without income tax benefit) primarily related to premium payments and the write-off of deferred financing costs associated with the early extinguishment of debt. In addition, fiscal 1993 included a $10.5 million non-cash charge for the cumulative effective of adopting Statement of Financial Accounting Standards No.106.

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

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit increased 10% to $167.7 million in fiscal 1993 (39.6% of intimate apparel net revenues) from the $152.9 million (39.7% of intimate apparel net revenues) recorded in fiscal 1992. The increase in gross profit primarily reflects higher net revenues noted above. Gross profit as a percentage of net revenues is down slightly due to the start-up costs mentioned above, offset by favorable manufacturing variances.

     MENSWEAR DIVISION. Menswear Division gross profit increased 3% to $53.7 million in fiscal 1993 (22.1% of menswear net revenues) from $52.3 million (26.1% of menswear net revenues) recorded in fiscal 1992. The decrease in gross margin reflects a considerable softness in the commodity dress shirt and neckwear business and the selling of excess inventory at lower margins.

     Selling, administrative and general expenses increased to $144.2 million (20.5% of net revenues) in fiscal 1993 from $129.5 million (20.7% of net revenues) in fiscal 1992. The increase in selling, administrative and general expenses reflects volume increases and an increase in advertising and marketing expense to maintain the Company's strong Intimate Apparel market position in department stores and increased penetration of Fruit of the Loom bras in the mass merchandise market. The decrease in selling, administrative and general expenses as a percentage of net revenues reflects continuing efforts by the Company to operate efficiently and control costs and the spreading of certain fixed costs over the higher net revenue base, partially offset by the higher level of advertising and marketing costs.

     Interest expense decreased 20% to $38.9 million in fiscal 1993 from $48.8 million recorded in fiscal 1992. The decrease in interest expense in fiscal 1993 compared to fiscal 1992 reflects the impact of the

Company's recapitalization in March 1992, which included the sale of 10,000,000 shares of common stock and the refinancing of all of the Company's remaining high yield debt in September 1993, which reduced the average rate of interest on the Company's outstanding debt from nearly 14% during 1991 to 7.5% during 1992 to approximately 6% at the end of 1993. The Company's debt at the end of 1993 is substantially all bank debt at a rate of LIBOR plus 1.25%, with $250 million or 62% of total debt locked in at varying rates over the next 2 years. Interest expense for fiscal 1993 includes approximately $3.3 million of non-cash interest compared to $4.3 million for fiscal 1992. The decrease in non-cash interest in fiscal 1993 compared to fiscal 1992 reflects a decrease in accretion related to the Senior Discount Term Notes which were redeemed in full in May 1992 and a reduction in deferred financing cost amortization due to the early repayment of all of the Company's high yield debt obligations during 1992.

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

     In the fourth quarter of fiscal 1992, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, ('Statement No. 109') retroactive to the beginning of the fiscal year. Statement No. 109 requires, among other things, the recognition of deferred tax assets for the future benefit associated with net operating loss carryforwards. Statement No. 109 further provides that companies evaluate all deferred tax assets for the potential to realize such benefits in future periods and to record a valuation allowance offsetting deferred tax assets in certain circumstances.

     In evaluating the Company's ability to realize the benefits associated with its net operating loss carryforwards, the Company considered the following:

     (i) the expected impact of temporary (timing) differences between taxable income and income reported for financial statement purposes;

     (ii) the pro forma impact on the Company's earnings for the three years in the period ending with fiscal 1993 of the Initial Public Offering of 13,800,000 shares of common stock in October 1991, the sale of the 10,000,000 shares of common stock in April 1992, and the refinancing and repayment of certain of the Company's debt obligations during fiscal 1993 and 1992;

     (iii) income from continuing operations recorded in fiscal 1993 before income taxes, non-recurring and extraordinary items; and

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

     As a result of the Common Stock offering in 1991 and 1992 and other ownership changes occurring during the prior three year period, a change of ownership occurred under Internal Revenue Code Section 382, which will effectively limit the rate at which the Company may utilize its net operating loss carryforwards. The Company believes that it will ultimately realize all of the benefits attributable to its net operating loss carryforwards; however, the amount of such benefits that the Company will realize and the period in which any benefit is realized are subject to several factors including the general level of economic activity, the level of earnings, future changes in U.S. corporate income tax laws and regulations, potential Internal Revenue Service audit adjustments and limitations on the ability of the Company to utilize net operating tax carryforwards under the Internal Revenue Code. (See Note 8 of Notes to Consolidated Financial Statements on pages F-6 to F-19.)

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

     In January 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, Accounting for Postretirement Benefits other than Pensions ('Statement No. 106') and accordingly recorded a $(10.5) million non-cash charge associated with the cumulative effect of adopting Statement No. 106.

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

CAPITAL RESOURCES AND LIQUIDITY

     On October 14, 1993 the Company refinanced its outstanding credit obligations with a $500 million facility underwritten by The Bank of Nova Scotia and Citibank, N.A., with General Electric Capital Corporation, Credit Suisse, Societe Generale and the Union Bank of Switzerland as co-agents, all of whom were existing lenders to the Company. The new facility reduced the borrowing rate of the Company from LIBOR plus 2.75% to LIBOR plus 1.25%. The agreement also included provisions that further reduced the Company's borrowing rate as the Company's credit rating from certain credit rating agencies improves. In May 1994 the Company received an investment grade senior debt credit rating of BBB-, which decreased the Company's borrowing rate to LIBOR plus 75 basis points pursuant to the provisions of its credit agreement. In June 1994, as a result of the Company's acquisition of the Calvin Klein trademarks, rights and businesses and the continued strong growth of the Company's existing businesses the Company amended its credit agreement to increase the maximum amount available under the Company's revolving line of credit by $35 million to $235 million. In addition, in response to favorable conditions in the credit markets, the Company negotiated a further reduction in its borrowing rate to LIBOR plus 0.5%. These actions have served to significantly reduce the Company's cost of borrowing and have increased the financial flexability of the Company. The reductions in the Company's borrowing rate resulted in interest savings of approximately $10 million in fiscal 1994.

     On February 1, 1993 the Company entered into an agreement with the Bank of Nova Scotia to provide the Company with a $40 million line of credit to be used for the issuance of commercial letters of credit (the 'L/C Facility'). Letters of credit issued under the L/C Facility are secured by the applicable inventory until such letters of credit have been paid. The facility was subsequently increased to $50 million, with a 90 day term draft acceptance sub-facility of $30 million (subsequently increased to $40 million). The total amount outstanding at any one time under both facilities may not exceed $80 million.

     In March 1994, the Company acquired the Calvin Klein worldwide trademarks, rights and businesses for men's underwear and acquired a worldwide license for Calvin Klein men's accessories. In addition, the Company acquired the worldwide trademarks and rights of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994. The total purchase price was $60.9 million, consisting of a cash payments of $33.1 million, in fiscal 1994, $5.0 million in fiscal 1995 and 1,699,492 shares of Class A common stock of the Company valued at its fair market value of approximately $22.8 million. The Company funded the cash payment by borrowing against the Company's revolving line of credit (see Note 2 of Notes to Consolidated Financial Statements on pages F-6 to F-19).

     In August 1994, the Company purchased 286,600 shares of its outstanding common stock on the open market at an average price of $17.45 per share. Total cost of the purchase was $5 million and was funded by borrowing against the Company's revolving line of credit.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the second quarter and beginning of the third quarter of the fiscal year. The Company typically generates nearly all of its net operating cash flow in the fourth quarter of the fiscal year, reflecting third quarter and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. (See 'Seasonality'.)

     Cash provided by operating activities for the 1994 fiscal year totaled approximately $77.8 million compared to $11.9 million in fiscal 1993. The significant improvement is primarily attributable to an improvement in both inventory and accounts receivable efficiencies resulting in a decrease in net working capital changes of $38.1 million compared to 1993 and increased net income.

     Interest expense for fiscal 1994 totalled $32.5 million, a reduction of 17% from the $38.9 million recorded in fiscal 1993. Interest includes approximately $1.2 million and $3.3 million of non-cash interest in fiscal 1994 and fiscal 1993, respectively. Non-cash interest primarily reflects amortization of deferred debt issue costs. The actual level of interest expense that the Company will incur in fiscal 1995 is dependent on several factors, including the overall level of interest rates, the general level of economic activity, the level of retail sales and the Company's need for working capital to fund growth in its operations. In addition, the Company has purchased interest rate swap agreements which effectively fix the Company's rate of interest on $275 million of debt at approximately 6.2% through fiscal 1995.

     At January 7, 1995, the Company had approximately $109 million of additional borrowing available under its bank facilities. The Company believes that funds available under its bank facilities together with funds to be generated from future operations will be sufficient to meet the capital expenditure requirements and working capital needs of the Company including interest and debt principal payments for the foreseeable future.

     Capital   expenditures  for   new  facilities,   improvements  to  existing
facilities and for machinery and equipment were approximately $13.7 million, $12.4 million and $17.5 million in the 1992, 1993 and 1994 fiscal years, respectively. Depreciation expense was $10.4 million, $9.2 million and $10.8 million in the 1992, 1993 and 1994 fiscal years, respectively.

SEASONALITY

     The operations of the Company are somewhat seasonal, with approximately 57% of net revenues, 61% of operating income before non-recurring items and substantially all of the Company's net cash flow from operating activities generated in the second half of the fiscal year. Generally, the Company's operations during the first half of the year are financed by increased borrowings. The following sets forth the net revenues, income before non-recurring items and cash flow from operating activities generated for each quarter of fiscal 1993 and fiscal 1994.

                                                                   THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------
                                                                     (IN MILLIONS)
                                      APR 3,    JUL 3,    OCT 2,    JAN 8,    APR 9,    JUL 9,    OCT 8,    JAN 7,
                                       1993      1993      1993      1994      1994      1994      1994      1995
                                      ------    ------    ------    ------    ------    ------    ------    ------

Net revenues.......................   $156.8    $158.3    $184.0    $204.7    $147.7    $190.3    $217.9    $232.9
Operating income before non-
  recurring items..................     22.1      16.3      28.2      25.6      20.1      18.1      30.1      30.9
Cash flow from operating
  activities.......................   $(23.4)   $(22.7)   $ (1.4)   $ 59.4    $(41.0)   $  2.9    $ 17.7    $ 98.2

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

     None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from page 10 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc.

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

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Auditors.............................................................................    F-1
Consolidated Balance Sheets as of January 8, 1994
  and January 7, 1995......................................................................................    F-2
Consolidated Statements of Operations for the Years Ended
  January 2, 1993, January 8, 1994 and January 7, 1995.....................................................    F-3
Consolidated Statement of Stockholders' Equity for the
  Years Ended January 2, 1993, January 8, 1994
  and January 7, 1995......................................................................................    F-4
Consolidated Statements of Cash Flow for the Years Ended
  January 2, 1993, January 8, 1994 and January 7, 1995.....................................................    F-5
Notes to Consolidated Financial Statements.................................................................    F-6

     2.  Financial Statement Schedules:

          II  Valuation and Qualifying Accounts and Reserves...........................................   S-1

         Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.  Exhibits:

 3.1      Amended and Restated Certificate  of Incorporation of the  Company. (Incorporated herein  by reference to Exhibit 3.1 to the Company's Form 10-Q, filed August 11, 1993.)
 3.2      By-Laws  of the Company. (Incorporated  herein by reference to  Exhibit 3.2 to the Company's
          Registration Statement on Form S-1, No. 33-45877.)
 4.1      Registration Rights Agreement  dated March 14,  1994 between the  Company and Calvin  Klein,
          Inc.  ('CKI'). (Incorporated herein by  reference to Exhibit 4.1  to the Company's Form 10-Q filed May 24, 1994.)
10.1      Credit Agreement dated July 16, 1993 (the 'U.S. $80,000,000 Credit Agreement') among Warnaco
          Inc., The  Bank  of  Nova  Scotia,  as agent,  and  certain  other  lenders  named  therein.
          (Incorporated  herein by reference to Exhibit 10.1 to  the Company's Form 10-Q filed May 24,
          1994.)

10.2      Amendment  No.  1  to  the  U.S.  $80,000,000  Credit  Agreement  dated  October  14,  1993.
          (Incorporated  herein by reference to Exhibit 10.2 to  the Company's Form 10-Q filed May 24,
          1994.)
10.3      Amendment  No.  2  to  the  U.S.  $80,000,000  Credit  Agreement  dated  November  5,  1993.
          (Incorporated  herein by reference to Exhibit 10.3 to  the Company's Form 10-Q filed May 24,
          1994.)
10.4      Amendment  No.  3  to  the  U.S.  $80,000,000  Credit  Agreement  dated  January  7,   1994.
          (Incorporated  herein by reference to Exhibit 10.4 to  the Company's Form 10-Q filed May 24,
          1994.)
10.5      Amendment No. 4 to the U.S. $80,000,000 Credit Agreement dated April 25, 1994. (Incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed May 24, 1994.)
10.6      Amendment  No.  5  to  the  U.S.  $80,000,000  Credit  Agreement  dated  August  12,   1994.
          (Incorporated  herein by reference to  Exhibit 10.6 to the  Company's Form 10-Q filed August
          23, 1994.)
10.7      Amendment No. 6 to the U.S. $80,000,000 Credit Agreement dated November 18, 1994.
10.8      Acquisition Agreement dated March 14,  1994 by and among CKI,  the Company and Warnaco  Inc.
          (Incorporated  herein by reference to Exhibit 10.6 to  the Company's Form 10-Q filed May 24,
          1994.)
10.9      Credit  Agreement,  dated  as  of  December  7,  1994  among  Warnaco  Inc.,  the  financial institutions parties thereto and The Bank of Nova Scotia.
10.10     U.S.  $500,000,000 Credit  Agreement dated October  14, 1993 (the  'U.S. $500,000,000 Credit
          Agreement') among the Company, Warnaco  Inc. The Bank of  Nova Scotia, as co-managing  agent and  paying agent,  Citicorp U.S.A., as  co-managing agent and  documentation and collateral agent, and certain other lenders named therein. (Incorporated herein by reference to Exhibit
          10-1 to the Company's Form 10-Q filed November 16, 1993.)
10.11     Amendment No. 1 to the U.S. $500,000,000 Credit Agreement dated June 8, 1994.  (Incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-Q filed August 23, 1994.)
10.12     Amendment No. 2 to the U.S. $500,000,000 Credit Agreement dated October 28, 1994.
10.13     Amendment No. 3 to the U.S. $500,000,000 Credit Agreement dated December 8, 1994.
10.14     Employment  Agreement  dated January  6,  1991 between  the  Company and  Linda  J. Wachner.
          (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on
          Form S-1, File No. 33-45877.)
10.15     Incentive Compensation Plan.  (Incorporated by reference  to Exhibit 10.8  to the  Company's
          Registration Statement on Form S-1, File No. 33-45877.)
10.16     1991  Stock Option Plan. (Incorporated herein by  reference to Exhibit 10.9 to the Company's
          Registration Statement on Form S-1, File No. 33-45877.)
10.17     Amended and Restated 1988 Employee Stock Purchase Plan, as amended. (Incorporated herein  by reference  to Exhibit 10.10  to the Company's  Registration Statement on  Form S-1, File No.
          33-45877.)
10.18     Warnaco Employee Retirement Plan. (Incorporated herein by reference to Exhibit 10.11 to  the
          Company's Registration Statement on Form S-1, File No. 33-45877.)
10.19     Executive  Management  Agreement dated  May 9,  1991  between the  Company, Warnaco  and The
          Spectrum Group, Inc.  (Incorporated herein by  reference to Exhibit  10.13 to the  Company's
          Registration Statement on Form S-1, File No. 33-45877.)
10.20     1993  Stock  Plan  for non-employee  directors.  (Incorporated  herein by  reference  to the
          Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.)
10.21     Amended and Restated  1993 Stock Plan.  (Incorporated herein by  reference to the  Company's
          Proxy Statement for its 1994 Annual Meeting of Shareholders.)
10.22     The  Warnaco Group, Inc.  Supplemental Incentive Compensation  Plan. (Incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.)

11.1      Earnings per share.
22.1      Subsidiaries of the  Company. (Incorporated by  reference to Exhibit  22.1 to the  Company's
          Registration Statement on Form S-1 No. 33-41798)
23.1(a)   Consent of Independent Auditors
23.1(b)   Consent of Independent Auditors

- ------------------

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of fiscal 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 7th day of April, 1995.

                                          THE WARNACO GROUP, INC.

                                          By:        /S/ LINDA J. WACHNER
                                            __
                                                      Linda J. Wachner
                                               Chairman, President and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
- ------------------------------------------  --------------------------------------------   -------------------

             LINDA J. WACHNER               Chairman of the Board; Director;                  April 7, 1995
- ------------------------------------------  President and Chief Executive
            (LINDA J. WACHNER)              Officer (Principal Executive Officer)

             DARIUSH ASHRAFI                Director; Senior Vice                             April 7, 1995
- ------------------------------------------  President and Chief
            (DARIUSH ASHRAFI)               Financial Officer
                                            (Principal Financial Officer)

          WILLIAM S. FINKELSTEIN            Senior Vice President                             April 7, 1995
- ------------------------------------------  and Controller
         (WILLIAM S. FINKELSTEIN)           (Principal Accounting Officer)

         JOSEPH A. CALIFANO, JR.            Director                                          April 7, 1995
- ------------------------------------------
        (JOSEPH A. CALIFANO, JR.)

             ANDREW G. GALEF                Director                                          April 7, 1995
- ------------------------------------------
            (ANDREW G. GALEF)

            STEWART A. RESNICK              Director                                          April 7, 1995
- ------------------------------------------
           (STEWART A. RESNICK)

             ROBERT D. WALTER               Director                                          April 7, 1995
- ------------------------------------------
            (ROBERT D. WALTER)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Warnaco Group, Inc.

     We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. as of January 8, 1994 and January 7, 1995, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the three years in the period ended January 7, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Warnaco Group, Inc. at January 8, 1994 and January 7, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 7, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1993.

                                                               ERNST & YOUNG LLP

New York, New York
February 23, 1995

                            THE WARNACO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                           JANUARY 8,     JANUARY 7,
                                                                                              1994           1995
                                                                                           -----------    -----------
ASSETS
Current assets:
     Cash, restricted $886 -- 1993 and $1,918 -- 1994...................................    $   4,651      $   3,791
     Accounts receivable, less allowance for doubtful accounts
       of $1,413 -- 1993 and $2,858 -- 1994.............................................      126,507        148,659
     Inventories........................................................................      239,503        252,183
     Prepaid expenses...................................................................       22,148         15,892
                                                                                           -----------    -----------
          Total current assets..........................................................      392,809        420,525
                                                                                           -----------    -----------
Property, plant and equipment, at cost:
     Land and land improvements.........................................................        5,676          5,696
     Buildings and building improvements................................................       59,505         62,301
     Machinery and equipment............................................................       73,712         81,138
                                                                                           -----------    -----------
                                                                                              138,893        149,135
Less: accumulated depreciation and amortization.........................................       65,257         68,203
                                                                                           -----------    -----------
     Net property, plant and equipment..................................................       73,636         80,932
                                                                                           -----------    -----------
Other assets:
     Deferred financing costs, less accumulated amortization of
       $356 -- 1993 and $1,589 -- 1994..................................................        5,626          6,160
     Licenses, trademarks, intangible and other assets,
       at cost, less accumulated amortization of
       $47,253 -- 1993 and $52,495 -- 1994..............................................       62,722        118,534
Excess of cost over net assets acquired, less accumulated
  amortization of $29,535 -- 1993 and $33,420 -- 1994...................................      122,551        115,897
     Deferred income tax asset..........................................................       31,289         38,505
                                                                                           -----------    -----------
          Total other assets............................................................      222,188        279,096
                                                                                           -----------    -----------
                                                                                            $ 688,633      $ 780,553
                                                                                           -----------    -----------
                                                                                           -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility..........................................    $ 100,523      $ 115,679
     Current portion of long-term debt..................................................       41,547         50,315
     Borrowing under foreign credit facilities..........................................       13,443          9,822
     Accounts payable...................................................................       86,403        109,786
     Accrued compensation...............................................................        4,807          8,576
     Accrued interest...................................................................        5,755          4,083
     Other accrued liabilities..........................................................       15,592         15,179
     Federal and other income taxes.....................................................        2,778          2,611
                                                                                           -----------    -----------
          Total current liabilities.....................................................      270,848        316,051
                                                                                           -----------    -----------
Long-term debt..........................................................................      245,518        206,792
Other long-term liabilities.............................................................       13,132         17,238
Stockholders' equity:
     Preferred Stock; $.01 par value, 10,000,000 shares authorized,
       none issued in 1993 and 1994, respectively.......................................           --             --
Class A Common Stock; $.01 par value, 65,000,000 shares authorized in 1993 and 1994, 40,333,150 and 41,734,192 outstanding in
  1993 and 1994, respectively...........................................................          404            421
Capital in excess of par value..........................................................      315,068        337,872
Cumulative translation adjustment.......................................................          279         (1,732)
Accumulated deficit.....................................................................     (147,225)       (83,897)
Treasury stock, at cost.................................................................           --         (5,000)
Notes receivable for common stock issued................................................       (9,391)        (7,192)
                                                                                           -----------    -----------
          Total stockholders' equity....................................................      159,135        240,472
                                                                                           -----------    -----------
                                                                                            $ 688,633      $ 780,553
                                                                                           -----------    -----------
                                                                                           -----------    -----------

This statement should be read in conjunction with the accompanying Notes to Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          FOR THE YEAR ENDED
                                                                                --------------------------------------
                                                                                JANUARY 2,    JANUARY 8,    JANUARY 7,
                                                                                   1993          1994          1995
                                                                                ----------    ----------    ----------

Net revenues.................................................................    $ 625,064     $ 703,769     $ 788,758
                                                                                ----------    ----------    ----------
Cost of goods sold...........................................................      405,750       467,362       532,998
Selling, administrative and general expenses.................................      129,502       144,219       156,573
Non-recurring expenses.......................................................           --        22,500         3,000
                                                                                ----------    ----------    ----------
Income before interest and income taxes......................................       89,812        69,688        96,187
Interest expense.............................................................       48,848        38,935        32,459
                                                                                ----------    ----------    ----------
Income from continuing operations before income taxes........................       40,964        30,753        63,728
Provision (benefit) for income taxes.........................................       (6,600)      (22,500)          400
                                                                                ----------    ----------    ----------
Income from continuing operations............................................       47,564        53,253        63,328
Loss from discontinued operations............................................       (7,443)           --            --
Extraordinary items..........................................................      (57,576)      (18,637)           --
Cumulative effect of change in method of accounting for postretirement
  benefits other than pensions...............................................           --       (10,500)           --
                                                                                ----------    ----------    ----------
Net income (loss)............................................................    ($ 17,455)    $  24,116     $  63,328
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------
Net income (loss) applicable to common stockholders..........................    ($ 20,205)    $  24,116     $  63,328
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------
Income (loss) per common share:
     Income from continuing operations.......................................    $    1.18     $    1.34     $    1.53
     Loss from discontinued operations.......................................        (0.20)           --            --
     Extraordinary items.....................................................        (1.51)        (0.47)           --
     Cumulative effect of change in method of accounting for postretirement
       benefits other than pensions..........................................           --         (0.26)           --
                                                                                ----------    ----------    ----------
Net income (loss) per common share...........................................    ($   0.53)    $    0.61     $    1.53
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------
Weighted average number of common shares outstanding.........................       38,109        39,770        41,285
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------

This statement should be read in conjunction with the accompanying Notes to Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                          CAPITAL                                                    NOTES
                                              CLASS A        IN        CUMULATIVE                                  RECEIVABLE
                                              COMMON     EXCESS OF     TRANSLATION    ACCUMULATED     TREASURY     FOR COMMON
                                               STOCK     PAR VALUE     ADJUSTMENT       DEFICIT         STOCK        STOCK
                                              -------    ----------    -----------    ------------    ---------    ----------

Balance January 4, 1992....................    $ 306      $153,997       $ 5,990        ($151,136)                  ($10,865)
Sold 10,000,000 shares of Class A common
  stock net of expenses of $11,190.........      100       161,210
Repayments of employee notes receivable....       (2)            2                                                       475
Net loss...................................                                              (17,455)
Preferred dividends........................                                               (2,750)
Change in cumulative translation
  adjustment...............................                               (4,030)
                                              -------    ----------    -----------    ------------    ---------    ----------
Balance January 2, 1993....................      404       315,209         1,960        (171,341)            --      (10,390)
Repurchased 57,750 shares of Class A common
  stock from employees.....................                   (141)                                                      141
Repayments of employee notes receivable....                                                                              858
Net income.................................                                               24,116
Change in cumulative translation
  adjustment...............................                               (1,681)
                                              -------    ----------    -----------    ------------    ---------    ----------
Balance January 8, 1994....................      404       315,068           279        (147,225)            --       (9,391)
Issued 1,699,492 shares of Class A common
  stock in connection with the purchase of
  the Calvin Klein business................       17        22,804
Repayments of employee notes receivable....                                                                            2,199
Net income.................................                                               63,328
Change in cumulative translation
  adjustment...............................                               (2,011)
Purchase of 286,600 shares of Treasury
  Stock....................................                                                              (5,000)
                                              -------    ----------    -----------    ------------    ---------    ----------
Balance January 7, 1995....................    $ 421      $337,872       ($1,732)       ($83,897)      ($ 5,000)    ($ 7,192)
                                              -------    ----------    -----------    ------------    ---------    ----------
                                              -------    ----------    -----------    ------------    ---------    ----------


                                              TOTAL
                                             --------
Balance January 4, 1992....................  ($ 1,708)
Sold 10,000,000 shares of Class A common
  stock net of expenses of $11,190.........   161,310
Repayments of employee notes receivable....       475
Net loss...................................   (17,455)
Preferred dividends........................    (2,750)
Change in cumulative translation
  adjustment...............................    (4,030)
                                             --------
Balance January 2, 1993....................  $135,842
Repurchased 57,750 shares of Class A common
  stock from employees.....................        --
Repayments of employee notes receivable....       858
Net income.................................    24,116
Change in cumulative translation
  adjustment...............................    (1,681)
                                             --------
Balance January 8, 1994....................   159,135
Issued 1,699,492 shares of Class A common
  stock in connection with the purchase of
  the Calvin Klein business................    22,821
Repayments of employee notes receivable....     2,199
Net income.................................    63,328
Change in cumulative translation
  adjustment...............................    (2,011)
Purchase of 286,600 shares of Treasury
  Stock....................................    (5,000)
                                             --------
Balance January 7, 1995....................  $240,472
                                             --------
                                             --------

  This statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                           (IN THOUSANDS OF DOLLARS)

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 2,      JANUARY 8,      JANUARY 7,
                                                                            1993            1994            1995
                                                                         ----------      ----------      ----------

Cash flow from operations:
  Net income (loss).................................................      ($ 17,455)      $  24,116       $ 63,328
  Non-cash items included in net income (loss):
     Depreciation and amortization..................................         19,770          18,525         18,798
     Interest.......................................................          4,266           3,309          1,233
     Extraordinary items............................................         57,576          18,637             --
     Cumulative effect of change in accounting......................             --          10,500             --
     Writedown of fixed assets included in non-recurring expense....             --           1,159
     Increase in deferred income tax asset..........................         (6,589)        (24,700)        (2,467)
  Income taxes paid.................................................         (3,387)         (1,008)        (2,547)
  Other changes in operating accounts...............................        (89,944)        (38,661)          (519)
                                                                         ----------      ----------      ----------
Net cash provided from (used in) operations.........................        (35,763)         11,877         77,826
                                                                         ----------      ----------      ----------

Cash flow from investing activities:
  Proceeds from the sale of fixed assets............................            475           1,739            773
  Increase in intangibles and other assets..........................           (551)         (7,467)        (9,936)
  Purchase of property, plant and equipment.........................        (13,651)        (12,438)       (17,534)
  Purchase of Calvin Klein net assets...............................             --              --        (33,103)
                                                                         ----------      ----------      ----------
Net cash used in investing activities...............................        (13,727)        (18,166)       (59,800)
                                                                         ----------      ----------      ----------

Cash flow from financing activities:
  Proceeds from sale of Class A Common Stock and repayment of notes
     receivable from employees......................................        161,785             858          2,199
  Borrowings (repayments) under credit facility.....................         62,572          37,774         14,835
  Proceeds from other debt..........................................        334,132         428,721          8,582
  Repayments of debt and redemption of Preferred Stock..............       (485,838)       (453,832)       (41,841)
  Increase in deferred financing cost...............................        (18,716)         (8,360)        (1,767)
  Purchase of treasury shares.......................................             --              --         (5,000)
  Other.............................................................         (4,401)          2,016          4,106
                                                                         ----------      ----------      ----------
Cash provided from (used for) financing activities..................         49,534           7,177        (18,886)
                                                                         ----------      ----------      ----------
Increase (decrease) in cash.........................................             44             888           (860)
Cash at beginning of year...........................................          3,719           3,763          4,651
                                                                         ----------      ----------      ----------
Cash at end of year.................................................      $   3,763       $   4,651       $  3,791
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

Other changes in operating accounts:
  Accounts receivable...............................................      ($ 35,714)      ($  3,613)      ($14,328)
  Inventories.......................................................        (49,899)        (30,206)        (4,646)
  Prepaid expenses..................................................         (8,404)         (2,119)         6,256
  Accounts payable and accrued liabilities..........................          8,010           7,139         13,810
  Federal and other income taxes....................................            (68)          2,876            400
  Other.............................................................         (3,869)        (12,738)        (2,011)
                                                                         ----------      ----------      ----------
                                                                          ($ 89,944)      ($ 38,661)      ($   519)
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

  This statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: The Warnaco Group, Inc. (the 'Company') was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco') (the 'Acquisition'). Warnaco is the principal operating subsidiary of the Company.

     Basis of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of The Warnaco Group, Inc. and all subsidiary companies for the years ended January 2, 1993, January 8, 1994 and January 7, 1995. The 1993 fiscal year included 53 weeks of operations. The impact of the additional week of operations was not material to the operations of the Company. Certain amounts have been reclassified to conform to the current year presentation.

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

Buildings......................................................................      20-40 years
Building improvements..........................................................       2-20 years
Machinery and equipment........................................................       3-10 years

     Licenses, trademarks and other intangible assets are amortized over the estimated economic life of the assets which range from 20 to 40 years. The excess of cost over net assets acquired is amortized over 40 years. The carrying value of the excess of cost over net assets acquired will be reviewed if facts and circumstances suggest that it may be impaired. If such a determination is made, the Company will reduce the carrying value of this asset. Deferred financing costs are amortized over the life of the related debt, using the debt outstanding method.

     Start up costs: The Company defers certain costs associated with the start-up of new manufacturing facilities and certain new businesses. Deferred costs are amortized using the straight-line method principally over five years. Start-up costs, net of accumulated amortization were $11,994,000 and $19,982,000 at January 8, 1994 and January 7, 1995, respectively and are included in other assets.

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

     Concentration of credit risk: The Company sells its products to department stores, specialty outlets, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. No customer accounted for more than 10% of the Company's net revenues in any of the three years in the period ended January 7, 1995.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION

     On March 14, 1994 the Company acquired certain assets and the worldwide trademarks, rights and businesses of Calvin Klein men's underwear, licensed the Calvin Klein trademark for men's accessories and acquired the worldwide trademarks and rights of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994. The purchase price was approximately $60,924,000 and consisted of a cash payments of $33,103,000 in fiscal 1994, $5,000,000 in fiscal 1995 and the issuance of 1,699,492 shares of the Company's common stock valued at the fair market value ($13.43 per share or $22,821,000) for such shares. The acquisition was accounted for under the purchase method of accounting, accordingly, the accompanying financial statements include the results of the Calvin Klein businesses comencing March 15, 1994.

     The purchase price was allocated to the fair value of assets acquired as summarized below (in millions of dollars):

Accounts receivable.........................................................   $  7.4
Inventories.................................................................      7.9
Property and equipment......................................................      0.2
Licenses, trademarks, intangible and other assets...........................     45.4
                                                                               ------
Total purchase price........................................................   $ 60.9
                                                                               ------
                                                                               ------

NOTE 3 - DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1992, the Company made a strategic decision to discontinue the operations of its women's accessories business. Operating losses for the division for the year ending January 2, 1993 were approximately $2,299,000. Net revenues were $1,835,000 for the year ended January 2, 1993. The total loss related to the women's accessories business also included anticipated losses related to the disposal of assets and losses and expenses associated with the disposal of inventories, termination of employees and remaining minimum royalty obligations of $2,059,000.

NOTE 4 - NON-RECURRING EXPENSE

     On October 3, 1993, the Company made a strategic decision to discontinue a portion of its men's manufactured dress shirt and neckwear business segment. Net revenues for the year ended January 8, 1994 approximated $33,500,000 for this operation. Non-recurring expense includes a $19,900,000 charge for losses and expenses associated with the disposal of assets, liquidation of inventories and termination of employees.

     In addition, non-recurring expense for the year ended January 8, 1994 includes $2,600,000 of costs associated with the final wind-up of the Company's Canadian womenswear business, which had been discontinued in a prior year.

     In January 1994, The Company's leased warehouse located in Sylmar, California suffered significant structural damage due to the California earthquake and was permanently closed. The Company was able to recover substantially all of its inventory, transfer the inventory to other locations, and begin shipping at normal levels in March, 1994. The Company has earthquake insurance and, other than a deductible of approximately $3 million, which was recorded as a non-recurring expense in the first quarter of fiscal 1994, expects to fully recover its losses.

NOTE 5 - EXTRAORDINARY ITEMS

     On April 2, 1992 the Company completed a restructuring of its debt obligations which resulted in the (i) redemption of all outstanding shares of Class A and Class B Preferred Stock of the Company, (ii)

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repayment of all outstanding indebtedness under the Company's Amended and Restated Bank Credit Agreement, (iii) redemption of the entire principal amount outstanding of the Company's 8.64% Senior Discount Term Notes, (iv) redemption of the entire principal amount outstanding of the Company's 12 1/2% Senior Subordinated Notes, (v) redemption of the entire principal amount outstanding of the Company's 12 3/8% mortgage notes and (vi) repayment of certain capital lease obligations. The repayment of the above noted debt obligations prior to their maturity resulted in an extraordinary charge of $46,454,000 due to early extinguishment of debt.

     On  October 1, 1992  the Company amended its  Financing Agreement (see Note
11). On November 15, 1992 proceeds from the amended Financing Agreement were used to redeem the entire outstanding principal amount of the Company's 12 1/2% subordinated debentures. The repayment of the debentures, prior to their maturity, resulted in an extraordinary charge of $11,122,000 due to early extinguishment of debt.

     In October 1993, in conjunction with the 1993 Financing, as more fully described in Note 11, the Company recorded non-cash extraordinary charges of $18,637,000 to write-off deferred financing charges under the previous agreement and record losses under related interest rate swap agreements.

     Due to the Company's  existing net operating  loss carryforwards (see  Note
8), none of the extraordinary items resulted in any income tax benefit.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In 1990, the Company sold substantially all of the assets of its Activewear Divsion to a newly formed Company, Authentic Fitness Corporation ('Authentic Fitness'). Certain directors and officers of the Company are also directors and officers of Authentic Fitness. The Company maintained an equity interest in Authentic Fitness equal to approximately 3% of the outstanding equity of Authentic Fitness. Authentic Fitness purchases certain occupancy services related to leased facilities, computer service, laboratory testing and transportation services from the Company all of which are charged at the Company's cost. Total charges to Authentic Fitness for these services were approximately $2,312,000, $1,412,000, and $6,292,000 in the years ended January 2, 1993, January 8, 1994 and January 7, 1995, respectively.

     In 1994 the Company sold certain trademarks and trade names to Authentic Fitness for $6,550,000 (net book value $0), a purchase price determined at arms-length based on an independent third party appraisal. The Company sells certain inventory to Authentic Fitness for sale in its outlet stores, such purchases totaled $2,400,000 in the year ended January 7, 1995 (none in the years ended January 2, 1993 and January 8, 1994).

     The Company purchases certain design and development and occupancy services related to leased facilities from Authentic Fitness. All sevices are charged at Authentic Fitness' cost. The total amounts paid by the Company to Authentic Fitness for such services were approximately $500,000 and $1,600,000 in the years ended January 8, 1994 and January 7, 1995, respectively (none in the year ended January 2, 1993). The Company purchases certain inventory from Authentic Fitness. Inventory purchases from Authentic Fitness were approximately $5,300,000, $700,000 and $2,547,000 in the years ended January 2, 1993, January
8, 1994 and Janaury 7, 1995, respectively. The Company purchased certain machinery and equipment from Authentic Fitness in fiscal 1994 for a total purchase price of $1,400,000 (none in fiscal years ended January 2, 1993 and January 8, 1994).

     In December 1993, the Company sold its Checotah, Oklahoma manufacturing facility to Authentic Fitness. The sales price of $3,317,000 was determined by an independent appraisal, and resulted in a gain of $901,000 to the Company.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A Director of the Company is the sole stockholder, President and a Director of The Spectrum Group, Inc. ('Spectrum'). Spectrum and the Company are parties to an agreement under which Spectrum provides consulting services to the Company. The Spectrum consulting agreement was amended on May 9, 1991 to provide for annual fees of $350,000 or such higher amount, including expenses, not to exceed $500,000 (plus cost of living increases) for a period of five years. The contract expires on May 9, 1996. Amounts charged to expense pursuant to this agreement were $500,000 in each of the three fiscal years ended January 7, 1995.

NOTE 7 - SEGMENT REPORTING

     The Group operates within one industry segment -- the marketing and manufacturing of apparel. The Group has no customer which accounts for ten percent or more of its total revenues. The Group operates in several geographic areas.

                                 (IN THOUSANDS)

                                                                          CANADA AND
         FOR THE YEAR ENDED JANUARY 2, 1993             UNITED STATES    LATIN AMERICA     EUROPE       CONSOLIDATED
- -----------------------------------------------------   -------------    -------------     -------      ------------

Net revenues.........................................     $ 533,280         $42,575        $49,209        $625,064
                                                        -------------    -------------     -------      ------------
                                                        -------------    -------------     -------      ------------
Operating profit.....................................     $  98,449         $ 7,978        $ 2,910         109,337
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
General corporate expense -- net.....................                                                      (19,525)
Interest expense.....................................                                                      (48,848)
                                                                                                        ------------
Income from continuing operations before income
  taxes..............................................                                                     $ 40,964
                                                                                                        ------------
                                                                                                        ------------


         FOR THE YEAR ENDED JANUARY 8, 1994
- -----------------------------------------------------
Net revenues.........................................     $ 605,124         $52,945        $45,700        $703,769
                                                        -------------    -------------     -------      ------------
                                                        -------------    -------------     -------      ------------
Operating profit.....................................     $ 105,438         $ 6,366        $ 3,441        $115,245
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
General corporate expense -- net.....................                                                      (45,557)
Interest expense.....................................                                                      (38,935)
                                                                                                        ------------
Income from continuing operations before income
  taxes..............................................                                                     $ 30,753
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 8, 1994...............     $ 561,012         $37,072        $27,354        $625,438
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
Corporate assets.....................................                                                       63,195
                                                                                                        ------------
Total Assets at January 8, 1994......................                                                     $688,633
                                                                                                        ------------
                                                                                                        ------------

         FOR THE YEAR ENDED JANUARY 7, 1995
- -----------------------------------------------------
Net revenues.........................................     $ 696,174         $47,668        $44,916        $788,758
                                                        -------------    -------------     -------      ------------
                                                        -------------    -------------     -------      ------------
Operating profit.....................................     $ 113,752         $ 5,937        $ 2,561        $122,250
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
General corporate expense -- net.....................                                                      (26,063)
Interest expense.....................................                                                      (32,459)
                                                                                                        ------------
Income from continuing operations before income
  taxes..............................................                                                     $ 63,728
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 7, 1995...............     $ 635,888         $30,482        $31,307         697,677
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
Corporate assets.....................................                                                       82,876
                                                                                                        ------------
Total Assets at January 7, 1995......................                                                     $780,553
                                                                                                        ------------
                                                                                                        ------------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expenses -- net, interest expense, and income taxes. Non-recurring expense of $22,500,000 in fiscal 1993 and $3,000,000 in fiscal 1994 is included in general corporate expense -- net.

     Identifiable assets are those assets of the Company that are associated with the operations in each geographic area. Corporate assets are principally property and equipment, deferred financing costs, deferred income tax asset and other assets.

NOTE 8 - INCOME TAXES

     During the fourth quarter of fiscal 1992, retroactive to the beginning of fiscal 1992, the Company adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ('Statement No. 109'). The adoption of Statement No. 109 resulted in the recognition of a deferred tax asset amounting to approximately $42,500,000 related to the benefit associated with net operating loss carryforwards to be realized in future periods as of the beginning of fiscal 1992. The deferred tax asset was offset in its entirety by a valuation allowance. During 1992, the Company issued 10,000,000 shares of common stock generating net proceeds of approximately $161,310,000 (the 'Offering'), refinanced or redeemed all of its outstanding high yield debt and repaid certain other debt obligations (see Notes 11 and 12). The completion of the Offering and debt refinancing reduced the Company's annual interest expense and preferred stock dividends, on a pro forma basis, by approximately $34,000,000. As a result of these transactions, in the fourth quarter of 1992, the Company re-evaluated its deferred tax asset and reversed a portion of the valuation allowance related to this asset amounting to $6,589,000.

     In 1993, the Company recognized an additional deferred tax asset of $1,541,000 (offset in its entirety by a valuation allowance) related to an increase in the Company's statutory tax rate resulting from tax legislation passed in 1993. In the fourth quarter of 1993, the Company re-evaluated its deferred tax asset and reversed an additional portion of its valuation allowance amounting to $24,700,000 related to this asset.

     The Company recognized income tax benefits of $22,635,000 in the year ended January 7, 1995 which substantially offset the Company's provision for income taxes in fiscal 1994. At January 8, 1994 and January 7, 1995, the Company had deferred income tax assets of $53,924,000 and $38,505,000, respectively, offset by a valuation allowance of $22,635,000 and $0, respectively. Future tax benefits of $3,000,000 were realized in fiscal 1994 from the treatment of acquisition related liabilities and were credited against the excess of costs over net assets acquired.

     The following presents the U.S. and foreign components of income from continuing operations before income taxes:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 2,      JANUARY 8,      JANUARY 7,
                                                                            1993            1994            1995
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

U.S. income from continuing operations before income taxes..........      $ 40,699        $ 29,750        $ 63,574
Foreign income before taxes.........................................           265           1,003             154
                                                                         ----------      ----------      ----------
Income from continuing operations before income taxes...............      $ 40,964        $ 30,753        $ 63,728
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provision for income taxes included in the Consolidated Statements of Operations amounts to:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 2,      JANUARY 8,      JANUARY 7,
                                                                            1993            1994            1995
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

Federal.............................................................      $ 13,838        $ 10,413        $ 18,295
State...............................................................          (952)            343           4,253
Puerto Rico.........................................................           300             300              --
Foreign.............................................................           641           1,557             487
Recognition of current NOL benefit..................................       (13,838)        (10,413)        (18,295)
Recognition of future NOL benefit -- net of valuation allowances....        (6,589)        (24,700)         (4,340)
                                                                         ----------      ----------      ----------
                                                                          ($ 6,600)       ($22,500)       $    400
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The Company has received grants from the Commonwealth of Puerto Rico which allow the Company to exempt up to 87.5% 90% beginning with fiscal 1994 of income earned in Puerto Rico from taxation. The grants expire December 1, 2003. Tax benefits realized amounted to approximately $1,315,000 ($0.03 per share) and $733,000 ($0.02 per share) for the years ended January 2, 1993 and January 8, 1994, respectively (none for the year ended January 7, 1995).

     The U.S. Statutory rate was: 1992, 34%; 1993, 35%; and 1994, 35%.

     The following presents the reconciliation of the provision for income taxes to U.S. Federal income taxes computed at the statutory rate:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 2,      JANUARY 8,      JANUARY 7,
                                                                            1993            1994            1995
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

Income from continuing operations before income taxes...............      $ 40,964        $ 30,753        $ 63,728
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
Provision for income taxes @ the statutory rate.....................        13,928          10,764          22,304
Foreign income taxes @ rates in excess of the statutory rate........           551           1,206             433
State income taxes (benefit) -- net of federal benefit..............          (952)            343           2,764
Puerto Rico income taxes............................................           300             300              --
Non-deductible intangible amortization..............................            --              --           1,321
Current benefit of capital loss carryforward........................            --              --          (3,787)
Current benefit for U.S. NOL carryforward...........................       (13,838)        (10,413)        (18,295)
Future benefit for U.S. NOL carryforward............................        (6,589)        (24,700)         (4,340)
                                                                         ----------      ----------      ----------
Provision (benefit) for income taxes................................      ($ 6,600)       ($22,500)       $    400
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     At January 7, 1995, the Company had recognized all available benefits of its net operating loss carryforwards for financial reporting purposes. For tax purposes, the Company has estimated U.S. net operating loss carryforwards of approximately $110,000,000 which expire from 2001 through 2007.

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

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE RETIREMENT PLANS
     PENSIONS

     The Company has a defined benefit pension plan which covers substantially all non-union domestic employees (the 'Plan'). The Plan is noncontributory and benefits are based upon years of service and average earnings for the six (increasing to ten years by the year 1999 and fifteen years by the year 2004) highest consecutive calendar years of compensation immediately preceding retirement. Pension contributions are also made to foreign plans and directly to union sponsored plans.

     The funding policy for the Plan is to make, as a minimum contribution, the equivalent of the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA).

     Pension costs were:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 2,      JANUARY 8,      JANUARY 7,
                                                                            1993            1994            1995
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

Benefits earned.....................................................       $1,865         $  2,004        $  2,372
Interest cost on projected benefits.................................        7,185            7,367           7,630
Actual (return) loss on investments.................................       (7,038)         (12,834)          5,085
Net amortization/deferral...........................................       (2,000)           3,899         (13,981)
                                                                         ----------      ----------      ----------
Cost of Company plan................................................           12              436           1,106
Cost of other plans.................................................          277              343             519
                                                                         ----------      ----------      ----------
Net pension cost....................................................       $  289         $    779        $  1,625
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The Plan had projected benefit obligations in excess of Plan assets at January 7, 1995. Plan investments include insurance contracts, fixed income securities and marketable equity securities, including 70,000 and 71,800 shares of the Company's Class A common stock, which had a fair market value of $1,063,000 and $1,239,000 at January 8, 1994 and January 7, 1995, respectively. The Plan also owned 98,000 and 101,300 shares of Authentic Fitness Corporation's common stock which had a fair market value of $1,378,000 and $1,406,000 at January 8, 1994 and January 7, 1995. No such shares were held at January 2, 1993.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents a reconciliation of the funded status of the Plan at January 8, 1994 and January 7, 1995.

                                                                                         JANUARY 8,      JANUARY 7,
                                                                                            1994            1995
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Plan assets at fair value...........................................................      $ 100,974       $ 88,618
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Actuarial present value of benefit obligation:
  Vested............................................................................         90,567         84,146
  Non-vested........................................................................          1,718          2,101
                                                                                         ----------      ----------
Accumulated benefit obligation......................................................         92,285         86,247
Effect of projected future salary increases.........................................          8,396          7,663
                                                                                         ----------      ----------
Projected benefit obligation........................................................        100,681         93,910
                                                                                         ----------      ----------
Plan assets less than (in excess of) projected benefit obligation...................           (293)         5,292
Unrecognized net gain (loss)........................................................          2,436         (2,044)
                                                                                         ----------      ----------
Accrued pension cost of Company plan................................................          2,143          3,248
Accrued pension and profit sharing plan -- others...................................            121             31
                                                                                         ----------      ----------
Amounts accrued for employee retirement plans.......................................      $   2,264       $  3,279
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Assumptions used for Company pension plans:
  Discount rate.....................................................................          7.75%          8.75%
Rate of increase in compensation levels.............................................          5.25%          5.25%

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

     Effective January 3, 1993, the Company adopted Statement on Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ('SFAS No. 106') and, as a result, recorded an expense for the cumulative effect of a change in the method of accounting for postretirement benefits of $10,500,000 (without income tax benefit). The periodic postretirement benefit cost for the year ended Janaury 8, 1994 and January 7, 1995 consisted of service cost of $103,000 and $83,000 and interest cost of $897,000 and $598,000, respectively. Previously, these benefits were expensed on an as incurred basis. Such expense amounted to $700,000 in 1992.

     The funded status of the plans is as follows:

                                                                                         JANUARY 8,      JANUARY 7,
                                                                                            1994            1995
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Accumulated postretirement benefit obligation:
  Retirees..........................................................................      $  8,764         $6,620
  Actives, fully eligible...........................................................           218            316
  Actives, not fully eligible.......................................................         1,964          1,198
Unrecognized net gain (loss) from
  experience differences and
  changes in assumptions............................................................          (398)         1,685
                                                                                         ----------      ----------
Amount accrued for postretirement benefit costs.....................................      $ 10,548         $9,819
                                                                                         ----------      ----------
                                                                                         ----------      ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The  weighted average  annual assumed  rate of  increase in  the per capita costs of covered benefits (health care cost trend rate) for the year ended January 8, 1994 was 13% for years 1-4, 10% for years 5-9 and 5% for years thereafter. The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the year ended January 7, 1995 was 11% for years 1-3, 9% for years 4-8, and 5% for years thereafter. A 1% increase in the trend rate assumption would have increased the cumulative effect adjustment by approximately $442,000 and would increase the periodic postretirement benefit cost by approximately $44,000 and $34,000 for the years ended January 8, 1994 and January 7, 1995, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 7.75% and 8.75% at January 8, 1994 and January 7, 1995 respectively, which is consistent with the discount rate used in valuing the Company's pension plan.

     The Company also sponsors defined contribution plans for substantially all of its employees. Employees can contribute to the plans, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. No Company contributions are made to such plans.

NOTE 10 - INVENTORIES

     Inventories consist of the following:

                                                                                         JANUARY 8,      JANUARY 7,
                                                                                            1994            1995
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Finished goods......................................................................      $ 120,203       $ 131,450
Work in process.....................................................................         65,285          60,513
Raw materials.......................................................................         54,015          60,220
                                                                                         ----------      ----------
                                                                                          $ 239,503       $ 252,183
                                                                                         ----------      ----------
                                                                                         ----------      ----------

NOTE 11 - DEBT

     Long-term debt consists of the following:

                                                                                         JANUARY 8,      JANUARY 7,
                                                                                            1994            1995
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Term Note due 1995-1999.............................................................      $ 272,000       $ 232,000
Capital lease obligations...........................................................          6,356           6,700
Other...............................................................................          8,709          18,407
                                                                                         ----------      ----------
                                                                                            287,065         257,107
Less: amounts due within one year...................................................         41,547          50,315
                                                                                         ----------      ----------
                                                                                          $ 245,518       $ 206,792
                                                                                         ----------      ----------
                                                                                         ----------      ----------

     Approximate maturities of long-term debt are as follows:

                                                                  AMOUNT
   YEAR                                                       (IN THOUSANDS)
                                                              --------------
1995..........................................................        $50,315
1996..........................................................         49,886
1997..........................................................         54,453
1998..........................................................         57,361
1999..........................................................         43,037
2000 -- Thereafter............................................          2,055

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 14, 1993 the Company entered into a new financing agreement (the '1993 Financing'), with substantially the same lenders as those in the Company's previous financing agreement. The 1993 Financing provided for a revolving loan of up to $200 million (subsequently increased to $235 million) and a term note of $300 million at the lender's base rate plus 0.5%. It also provided for a LIBOR option at a rate of LIBOR plus 1.25%. LIBOR and base interest rates change as the Company's debt ratings from S&P or Moody's ('Rating Agencies') change. In May 1994 the Company obtained a senior credit rating of BBB- from the Rating Agencies, which reduced the interest rate payable on the Company's outstanding debt to LIBOR plus 75 basis points. In addition, in June 1994 the Company's negotiated a further reduction in the interest rate on the Company's outstanding debt obligations to LIBOR plus 0.5%.

     Certain provisions in the 1993 Financing require the Company to fix the interest rate on not less than $125 million of the Company's $500 million (subsequently increased to $535 million) facility. As a result, the Company entered into agreements which effectively fixed the Company's interest rate on $25 million at 6.31%, $150 million at 6.57% and $100 million at 4.29%. The agreements expire in October 1995, October 1996 and January 1996. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements. The risk associated with these agreements is the cost of replacing them at current market rates, in the event of default by the counterparties. Management believes that such risk is remote. Interest expense over the life of the interest rate swap agreements would be approximately $1,821,000 higher if the Company had to pay interest at the three month libor rate (.4375% as of January 7, 1995) on amounts covered by the interest rate swap agreements.

     Amounts drawn under the revolving credit facility are not limited by any borrowing base. Substantially all of the Company's assets are pledged as security against various financing agreements. Pursuant to the provisions of the 1993 Financing all collateral will be automatically and completely released upon the Company's achievement of a specified credit rating from the Rating Agencies. The Company is also required to pay a .25% commitment fee to the bank on its unused portion of the revolving credit facility which at January 7, 1995, amounted to approximately $109,000,000.

     The   1993   Financing  contains   various  covenants   concerning  capital
expenditures and additional debt and requires the Company to meet certain defined financial tests, which as of January 7, 1995, were as follows: (1) interest coverage ratio of 3.3 to 1; (2) minimum adjusted net worth -- $165,000,000; (3) fixed charge coverage ratio of 1.25 to 1; (4) leverage ratio of 0.625 to 1 and (5) minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $108,000,000. At January 7, 1995, the Company was in compliance with all of the covenants under the 1993 Financing.

     The Company believes that the fair market value of its outstanding variable rate debt is approximately equal to the outstanding principal amount thereof as
(i) substantially all of the Company's debt bears interest at floating rates (market) and (ii) there are no prepayment premiums required by any of the Company's material debt agreements.

     On April 2, 1992 the Company entered into a Financing Agreement (the 'Financing') that provided for a revolving loan of up to $125 million (subsequently increased to $200,000,000 in May 1993) and a term loan of $225 million (subsequently increased to $325 million in October 1992) at the lender's base rate plus 1.5% for advances under the revolving credit facility and base rate plus 2% for advances under the term loan. The Financing also provides for a LIBOR option at a rate of LIBOR plus 2.5% for the revolving loan and LIBOR plus 3% for the term loan. The Financing was replaced by the 1993 Financing.

     Cash interest paid amounted to $44,535,000, $37,069,000 and $30,680,000  in the years ended January 2, 1993, January 8, 1994 and January 7, 1995, respectively.

     The Company issues stand-by and commercial letters of credit guaranteeing the Company's performance under certain purchase agreements. The letters of credit are issued under the terms of the

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1993 Financing and the L/C Facility (discussed below). Certain obligations for letters of credit reduce amounts available under the revolving loan portion of the 1993 Financing. At January 8, 1994 and January 7, 1995 the Company had
outstanding letters of credit totalling approximately $16,159,000 and $42,515,000, respectively, of which $4,309,000 and $10,599,000, respectively, reduced amounts available under the revolving credit facilities outstanding at those dates.

     In addition, on February 1, 1993 the Company entered into an agreement with a bank to provide the Company with an additional credit facility of $40,000,000 for the issuance of commercial letters of credit (the 'L/C Facility'). This facility was subsequently increased to $50,000,000, and expanded to include a 90 day term draft acceptance sub-facility of $30,000,000, which was subsequently increased to $40,000,000. Total amounts outstanding under these facilities may not exceed $80,000,000. Letters of credit issued under the L/C Facility are secured by the applicable inventory until such letters of credit are paid and amounted to $11,850,000 and $31,916,000 at January 8, 1994 and January 7, 1995,
respectively. The L/C Facility is for a term of one year and does not require the Company to pay a commitment fee on the unused portion.

     The Company is required to maintain compensating balances securing certain credit arrangements. Such balances amounted to $112,000 and $114,000 at January 8, 1994 and January 7, 1995, respectively. In addition, the Company classifies lock box receipts not available until the next business day as restricted cash. Such balances amounted to $774,000 and $1,804,000 at January 8, 1994 and January 7, 1995, respectively.

NOTE 12 - CAPITAL STOCK

     On  August  25,  1994  the  Company's  Board  of  Directors  authorized   a
two-for-one stock split for stockholders of record on September 8, 1994 and effective October 3, 1994. The split increased the number of outstanding shares of Class A Common Stock and outstanding options by 100%. Exercise prices for outstanding options were adjusted to reflect the split. All outstanding shares and per share information has been restated to reflect the split as if it had occurred at the beginning of each period presented.

     On May 14, 1993, the stockholders of the Company approved amendments to the Company's Amended and Restated Certificate of Incorporation which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $.01 and increased the authorized number of shares of common stock from 40,000,000 to 65,000,000.

     On April 2, 1992, the Company sold 10,000,000 shares of Class A Common Stock to the public at an offering price of $17.25 per share. Net proceeds of the offering were approximately $161,310,000 and were used to repay certain indebtedness and redeem the Company's Class A and Class B Preferred Stock.

     Prior to May 1994, dividends to common stockholders were restricted under certain covenants of the debt agreements. The provisions of the debt agreements restricting the Company's ability to pay dividends were automatically modified upon the Company's achievement of an investment grade senior debt rating of BBB-from Standard & Poor's and, as a result, the Company may declare and pay dividends equal to 25% of the Company's earnings accumulated since fiscal 1993.

     In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan'). The Stock Purchase Plan provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At January 8, 1994 and January 7, 1995, 4,533,150 and 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan, respectively. The Stock Purchase Plan is administered by the Employee Stock Purchase Plan Administrative Committee of the Board of Directors which has full authority to determine the number of shares granted or sold, vesting requirements, voting requirements and conditions of any stock purchase agreement between the Company and a key employee.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All shares were sold at amounts determined to be equal to the fair market value of the shares. The shares are subject to vesting requirements and restrictions on the transfer of ownership. In addition, certain employees elected to pay for the shares granted by executing a Promissory Note payable to the Company. Notes totalling $8,394,000 and $6,561,000 at January 8, 1994 and January 7, 1995 are non-interest bearing, while the balance earn interest at approximately 8%. The note maturities range from five to ten years. Notes receivable from employees are deducted from stockholders' equity and are principally owed by officers and directors of the Company.

     During 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan ('Option Plan') and authorized the issuance of up to 1,500,000 shares of Class A Common Stock to cover grants to be made under the plan. The Option Plan is administered by a committee of the Board of Directors of the Company which determines the number of stock options to be granted under the Option Plan, and the terms and conditions of such grants. The Option Plan provides for the granting of qualified stock options within the meaning of Internal Revenue Code Section 422 and non-qualified stock options. In addition, the Option Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year and limits the vesting period for options awarded under the Option Plan.

     On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ('Stock Plan'). The Stock Plan provided for the issuance of up to 2,000,000 shares of common stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. On May 12, 1994 the stockholders approved an amendment to the Plan whereby the number of shares issuable under the Stock Plan is automatically increased each year by 3% of the outstanding number of shares of Class A Common Stock of the Company as of the beginning of each fiscal year. The total number of shares available for issuance under the Plan as of January 8, 1995 was 4,462,021. The Compensation Committee of the Board of Directors has the sole and complete authority to make awards under the Stock Plan and to determine the specific terms and conditions of such awards, except that the exercise price of any award may not be less than the fair market value of the Company's common stock at the date of the grant.

     In May 1994 the Company's stockholders approved the adoption of the 1993 Non-Employee Director Stock Plan ('Director Plan'). The Director Plan provides for awards of up to 400,000 non-qualified stock options to directors of the Company who are not employees of the Company. Options granted under the Director Plan are exercisable in whole or in part until the earlier of ten years from the date of the grant or one year from the date on which an optionee ceases to be a Director eligible for grants. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. The Director Plan provides for the automatic grant of options to purchase (i) 30,000 shares of common stock upon a Director's election to the Company's Board of Directors and (ii) 10,000 shares of common stock immediately following each Annual Shareholders' Meeting as of the date of such meeting.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Options issued, cancelled and outstanding (no options have been exercised) under the Stock Plan, the Option Plan and the Director Plan at January 7, 1995 are summarized below:

                                                                               PRICE RANGE        SHARES
                                                                            -----------------    ---------

Outstanding January 4, 1992..............................................                  --           --
Options granted..........................................................   $           17.31      850,500
Options cancelled........................................................               17.31      (38,500)
                                                                            -----------------    ---------
Outstanding January 3, 1993..............................................               17.31      812,000
Options granted..........................................................       15.81 - 18.31    2,410,000
Options cancelled........................................................       15.81 - 18.31     (243,000)
                                                                            -----------------    ---------
Outstanding January 8, 1994..............................................       15.81 - 18.31    2,979,000
Options granted..........................................................       13.13 - 17.38      670,000
Options cancelled........................................................       13.38 - 17.38     (162,000)
                                                                            -----------------    ---------
Outstanding January 7, 1995..............................................   $   13.13 - 18.31    3,487,000
                                                                            -----------------    ---------
                                                                            -----------------    ---------

     Under the above plans options to purchase a total of 3,487,000 shares of common stock were outstanding, 2,279,916 of which were exercisable. Options are exercisable for a period of ten years from date of grant and vest when granted in the case of the Director Plan and from the grant date to four years for the Stock Plan and Option Plan. Options expire from February 14, 2002 to August 17, 2004.

     The Company has reserved 6,362,021 shares of Class A common stock for the above plans.

     In August 1994 the Company purchased 286,600 shares of its outstanding common stock on the open market at an average price of $17.45 per share. Total cost of the purchase was $5,000,000 and was funded by increasing amounts outstanding under the Company's revolving line of credit.

NOTE 13 - LEASES

     Rental  expense was $13,942,000, $14,213,000  and $15,100,000 for the years ended January 2, 1993, January 8, 1994 and January 7, 1995, respectively.

     The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 7, 1995.

                                                                           RENTAL PAYMENTS
                                                                       ------------------------
                                                                            (IN THOUSANDS)
                                                                       REAL ESTATE    EQUIPMENT
                                                                       -----------    ---------

1995................................................................     $ 9,508       $ 3,227
1996................................................................       7,471         2,809
1997................................................................       6,798         2,148
1998................................................................       5,904         1,855
1999................................................................       5,293         1,524
2000-thereafter.....................................................      19,573         2,365

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS

     The following summarizes the unaudited quarterly results of operations of the Company for the 1993 and 1994 fiscal years.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             YEAR ENDED JANUARY 8, 1994
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues.....................................................   $156,750    $158,329    $183,957    $204,733
Gross profit.....................................................     54,797      48,095      62,699      70,816
Income from continuing operations................................     10,752       5,519      17,206      19,776
Extraordinary items..............................................                                        (18,637)
Cumulative effect of change in method of accounting for
  postretirement benefits........................................    (10,500)
Net income.......................................................   $    252    $  5,519    $ 17,206    $  1,139
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Income from continuing operations per common share...............   $   0.27    $   0.14    $   0.44    $   0.49
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

                                                                             YEAR ENDED JANUARY 7, 1995
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues.....................................................   $147,731    $190,302    $217,872    $232,853
Gross profit.....................................................     50,376      56,990      69,896      78,498
Income from continuing operations................................      8,961       9,086      21,711      23,570
Net income.......................................................      8,961    $  9,086      21,711      23,570
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Income from continuing operations per common share...............   $   0.22    $   0.22    $   0.52    $   0.57
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

                                                                     SCHEDULE II

                            THE WARNACO GROUP, INC.
                   VALUATION & QUALIFYING ACCOUNTS & RESERVES
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                 BALANCE AT    CHARGED TO
                                                 BEGINNING     COSTS AND                                BALANCE AT
DESCRIPTION                                       OF YEAR       EXPENSES     DEDUCTIONS(1)    OTHER     END OF YEAR
- ----------------------------------------------   ----------    ----------    -------------    ------    -----------

Year Ended January 2, 1993
  Allowance for doubtful accounts.............     $1,993        $  913         $ 1,136       $           $ 1,770
                                                 ----------    ----------    -------------    ------    -----------
                                                 ----------    ----------    -------------    ------    -----------

Year Ended January 8, 1994
  Allowance for doubtful accounts.............     $1,770        $1,199         $ 1,556       $           $ 1,413
                                                 ----------    ----------    -------------    ------    -----------
                                                 ----------    ----------    -------------    ------    -----------

Year Ended January 7, 1995
  Allowance for doubtful accounts.............     $1,413        $1,965         $   520       $           $ 2,858
                                                 ----------    ----------    -------------    ------    -----------
                                                 ----------    ----------    -------------    ------    -----------

- ------------------

(1) Uncollectible accounts written off, net of recoveries.

    The above reserves are deducted from the related assets in the consolidated balance sheets.

                              STATEMENT OF DIFFERENCES
                              ------------------------

The registered trademark symbol shall be expressed as 'r'

                                 EXHIBIT INDEX

EXHIBIT                                                                                              SEQUENTIALLY
NUMBER                                      EXHIBIT DESCRIPTION                                      NUMBERED PAGE
- -------   ----------------------------------------------------------------------------------------   -------------

10.7      -- Amendment No. 6 to the U.S. $80,000,000 Credit Agreement dated November 18, 1994.
10.9      -- Credit Agreement,  dated as of  December 7,  1994 among Warnaco  Inc., the  financial institutions parties thereto and The Bank of Nova Scotia.
10.12     -- Amendment No. 2 to the U.S. $500,000,000 Credit Agreement dated October 28, 1994.
10.13     -- Amendment No. 3 to the U.S. $500,000,000 Credit Agreement dated December 8, 1994.
11.1      -- Calculation of Income (Loss) per common share.
23.1(a)   -- Consent of Independent Auditors
23.1(b)   -- Consent of Independent Auditors