Form 10-K405/A
period 1995-01-07
WARNACO GROUP INC /DE/
filed 1995-04-10
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K-A

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

ITEM 1. Amendment to include Exhibit 27 inadventantly omitted from original Electronic filing.

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