Form 10-Q
WARNACO GROUP INC /DE/
filed 1995-05-23
CIK 801351

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]
        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 8, 1995

                                      or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Class A Common Stock as of May 12, 1995 is as follows: 41,734,192
==============================================================================

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            THE WARNACO GROUP, INC.
                     Consolidated Condensed Balance Sheets
                           (in thousands of dollars)

                                                                                   April 8,            January 7,
                                                                                     1995                 1995
                                                                                   --------             --------
                                                                                  (unaudited)

Assets
Current assets:
  Cash.........................................................................      $ 4,313              $ 3,791
  Accounts receivable -- net...................................................      148,099              148,659
  Inventories:
    Finished goods.............................................................      174,874              131,450
    Work in process............................................................       54,945               60,513
    Raw materials..............................................................       53,945               60,220
                                                                                    --------             --------
     Total inventories.........................................................      283,764              252,183
  Other current assets.........................................................       26,507               15,892
                                                                                    --------             --------
     Total current assets......................................................      462,683              420,525
                                                                                    --------             --------
Property, plant and equipment (net of accumulated depreciation of $70,642
  and $68,203, respectively)...................................................       83,734               80,932
Other assets:
  Intangibles and other assets -- net..........................................      277,690              279,096
                                                                                    --------             --------
                                                                                    $824,107             $780,553
                                                                                    ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
  Borrowing under revolving credit facility....................................     $180,323             $115,679
  Current portion of long-term debt............................................       46,676               50,315
  Borrowing under foreign credit facilities....................................        3,999                9,822
  Accounts payable and accrued liabilities.....................................      120,924              137,624
  Federal and other income taxes...............................................        2,644                2,611
                                                                                    --------             --------
     Total current liabilities.................................................      354,566              316,051
                                                                                    --------             --------
Long-term debt.................................................................      206,680              206,792
Other long-term liabilities....................................................       12,172               17,238

Stockholders' equity:
  Preferred Stock; $.01 par value..............................................           --                   --
  Common Stock; $.01 par value.................................................          421                  421
  Capital in excess of par value...............................................      337,872              337,872
  Cumulative translation adjustment............................................       (2,440)              (1,732)
Accumulated deficit............................................................      (73,277)             (83,897)
Treasury stock, at cost........................................................       (5,000)              (5,000)
Notes receivable for common stock issued.......................................       (6,887)              (7,192)
                                                                                    --------             --------
     Total stockholders' equity................................................      250,689              240,472
                                                                                    --------             --------
                                                                                    $824,107             $780,553
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



                            THE WARNACO GROUP, INC.
          Consolidated Condensed Statements of Operations (unaudited)
                  (in thousands of dollars except share data)

                                                                                           Quarter ended
                                                                                  -------------------------------
                                                                                   April 8,             April 9,
                                                                                     1995                 1994
                                                                                   --------             --------
Net revenues..................................................................     $195,156             $147,731
Cost of goods sold.............................................................      128,332               97,355
                                                                                    --------             --------
Gross profit...................................................................       66,824               50,376
Selling, administrative and general expenses...................................       41,335               30,260
Loss on California earthquake..................................................           --                3,000
                                                                                    --------             --------
Income before interest and income taxes........................................       25,489               17,116
Interest expense...............................................................        8,360                7,405
                                                                                    --------             --------
Income before income taxes.....................................................       17,129                9,711
Provision for income taxes.....................................................        6,509(1)               750(1)
                                                                                    --------             --------

Net income.....................................................................     $ 10,620             $  8,961(2)
                                                                                    ========             ========

Net income per share...........................................................       $ 0.26             $ 0.22(2)
                                                                                    ========             ========

Weighted average number of common shares outstanding...........................   41,395,979           40,151,954
                                                                                  ==========          ===========

(1) For the first fiscal quarter of 1995, income is fully taxed at an effective rate of 38% versus the first fiscal quarter of 1994, when the tax rate (before the impact of the loss on California Earthquake) was for state taxes only at 6%.

(2) Net income and net income per share before the loss on California earthquake and after a pro forma provision for income taxes at an effective income tax rate of 38% was $7,881 or $0.20 per share for the first quarter of fiscal year 1994.

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.




                            THE WARNACO GROUP, INC.
          Consolidated Condensed Statements of Cash Flow (unaudited)
                          Increase (Decrease) in Cash
                           (in thousands of dollars)

                                                                                           Quarter ended
                                                                                  -------------------------------
                                                                                   April 8,             April 9,
                                                                                     1995                 1994
                                                                                   --------             --------
Cash flow from operations:
  Net income...................................................................     $ 10,620              $ 8,961
  Non cash items included in net income:
    Depreciation and amortization..............................................        5,061                4,698
    Interest...................................................................          421                  274
  Income taxes paid............................................................         (912)                (921)
  Net change in other operating accounts.......................................      (57,391)             (53,623)
  Other........................................................................         (819)                (444)
                                                                                    --------             --------
Cash used in operations........................................................      (43,020)             (41,055)
                                                                                    --------             --------

Cash flow from investing activities:
  Proceeds from the sale of fixed and other assets.............................        5,319                  115
  Purchase of property, plant & equipment......................................       (5,952)              (5,520)
  Payment for purchase of Calvin Klein underwear
    businesses and trademarks..................................................       (5,000)             (33,500)
  Repurchase of Calvin Klein license -- Canada.................................       (6,200)                  --
                                                                                    --------             --------
Cash used in investing activities..............................................      (11,833)             (38,905)
                                                                                    --------             --------

Cash flow from financing activities:
  Borrowing under revolving credit facilities..................................       58,140               71,723
  Net proceeds from the sale of common stock and repayment of notes
    receivable for common stock issued.........................................          305                  793
  Proceeds from other financing................................................          681                7,445
  Repayments of debt...........................................................       (3,751)                  --
                                                                                    --------             --------
Cash provided from financing activities........................................       55,375               79,961
                                                                                    --------             --------

Increase (decrease) in cash....................................................          522                    1

Cash at beginning of period....................................................        3,791                4,651
                                                                                    --------             --------

Cash at end of period..........................................................      $ 4,313              $ 4,652
                                                                                    ========             ========
Net change in other operating accounts:
  Accounts receivable..........................................................        $ 560             $(12,312)
  Inventories..................................................................      (31,581)             (12,572)
  Other current assets.........................................................      (10,615)              (8,242)
  Accounts payable and accrued liabilities.....................................      (16,700)             (21,247)
  Income taxes payable.........................................................          945                  750
                                                                                    --------             --------
                                                                                    $(57,391)            $(53,623)
                                                                                    ========             ========


      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.


                            THE WARNACO GROUP, INC.
             Notes to Consolidated Condensed Financial Statements

1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 8, 1995 as well as its results of operations and cash flows for the periods ended April 8, 1995 and April 9, 1994. Operating results for interim periods may not be indicative of results for the full fiscal year.

2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

3. In February 1995, the Company terminated its license agreement for the production of men's underwear and women's intimate apparel bearing the Calvin Klein name in Canada. As a result, the Company assumed responsibility for the design, production and marketing of Calvin Klein underwear in Canada. The cost of terminating the license agreement before its expiration in the year 2000 was $6.2 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             Results of Operations

                   STATEMENTS OF OPERATIONS (selected data)
                           (in millions of dollars)

                                                                                   First Quarter     First Quarter
                                                                                       1995              1994
                                                                                   ------------      ------------
Net revenues...............................................................           $195.2            $147.7
Cost of goods sold.........................................................            128.3              97.4
                                                                                      ------            ------
Gross profit...............................................................             66.8              50.4
  % to net revenues........................................................            34.2%             34.1%

Selling, administrative and general expenses...............................             41.3              30.3
                                                                                      ------            ------
Income before interest and income taxes (and, for first quarter of 1994,
  California Earthquake)...................................................             25.5              20.1
  % to net revenues........................................................            13.1%             13.6%

Loss on California earthquake..............................................               --               3.0

Interest expense...........................................................              8.4               7.4
Provision for income taxes.................................................              6.5               0.7
                                                                                      ------            ------
Net income.................................................................           $ 10.6             $ 9.0
                                                                                      ======            ======

     Net revenues in the first quarter of fiscal 1995 were $195.2 million, 32.1% higher than the $147.7 million recorded in the first quarter of fiscal 1994.

     Intimate apparel division net revenues increased 47.7% in the first quarter of 1995 to $146.4 million from $99.1 million in the first quarter of 1994. The net revenues for the first quarter of fiscal 1995 include Calvin Klein which was acquired on March 14, 1994. Intimate apparel division net revenues before the impact of Calvin Klein increased by over 24% compared to the first quarter of fiscal 1994, the fourth quarter in a row that these businesses are up over 20% compared to the corresponding quarter in the prior year. This reflects increases across all brands including increases in Fruit of the Loom of 29.6%, domestic Warner's and Olga of 26.1% and international net revenues of 19.0%.

     Menswear division net revenues increased 1% to $41.8 million from $41.4 million in the first quarter of fiscal 1994. Included in 1994 are brands that have been discontinued of Puritan, Dior and Nicklaus. Excluding the discontinued brands from the prior year's net revenues, menswear division net revenues in the first quarter of fiscal 1995 increased 22.3% over the first quarter of fiscal 1994 primarily due to an increase of 28.8% in Chaps.

     Gross profit increased 32.7% to $66.8 million in the first quarter of fiscal 1995 from the $50.4 million recorded in the first quarter of fiscal 1994. The increase in gross profit is primarily a result of the higher sales volume noted above. Gross profit as a percentage of net revenues increased to 34.2% in the first quarter of fiscal 1995 compared to 34.1% in the first quarter of last year. The increase in gross profit margin reflects manufacturing efficiencies that are starting to improve the margin line.

     Selling, administrative and general expenses increased to $41.3 million (21.2% of net revenues) from $30.3 million (20.5% of net revenues) in the first quarter of fiscal 1994. The increase in selling, administrative and general expense reflects the increased sales volume noted above and an increase in marketing expenses of 1% of net revenues to support the launch of Calvin Klein women's underwear. This was partially offset by a 40 basis point improvement in selling and administrative expenses.

     Interest expense increased 12.9% in the first quarter of fiscal 1995 to $8.4 million from $7.4 million in the first quarter of fiscal 1994. The increase in interest expense is due primarily to an increase in interest rates of over 200 basis points since the end of the first quarter of fiscal 1994. The Company has purchased interest rate swap agreements which effectively fix the interest rate on $275 million of the Company's approximately $400 million of debt at an all-in interest rate of 6.25% through 1996.

     The provision for income taxes for the first quarter of fiscal 1995 was $6.5 million compared to $0.8 million in the first quarter of fiscal 1994. The Company's effective tax rate for the first quarter of fiscal 1995 was 38% compared to 6% for the first quarter of fiscal 1994. The increase in effective tax rate in 1995 compared to 1994 reflects the utilization of the Company's net operating loss carryforwards in the first quarter of fiscal 1994, which offset the Company's 1994 federal income tax provision, leaving only a 6% state tax provision.

     The first quarter of fiscal 1994 includes a non-recurring loss of $3.0 million, related to the deductible portion of the Company's insurance policy on the January 17th California earthquake which temporarily shut down the Olga Division's distribution center.

     Net income for the first quarter of 1995 was $10.6 million, an increase of 18.5% over the $9.0 million reported last year. Income for the first quarter of fiscal 1994 before the loss on the California earthquake, and on a fully taxed basis, was $7.8 million. Net income for the first quarter of fiscal 1995 of $10.6 million is 34.8% higher than the fully taxed income, before the loss on the California earthquake, of $7.8 million reported in the first quarter of fiscal 1994.

Capital Resources and Liquidity

     On May 11, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared a quarterly cash dividend of $0.07 per share payable on June 30, 1995 to shareholders of record as of May 30, 1995. The total dividend payment is expected to be approximately $2.9 million per quarter.

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

     Cash used by operations in the first quarter of fiscal 1995 was $43.0 million compared to a use of $41.1 million in the comparable 1994 period. The use of cash in the first quarter of the Company's fiscal year is a result of seasonal increases in working capital, primarily inventory. The slight increase in cash used in operations in the first quarter of fiscal 1995 compared to fiscal 1994 reflects higher investment in working capital, primarily inventory, to support the increased volume in fiscal 1995. The increased investment in inventory was partially offset by increased net income and an improvement in accounts receivable where days sales outstanding was reduced by 11 days to 54 days.

     The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet working capital and capital expenditure needs of the Company, including dividend, interest and principal payments on outstanding debt obligations, for the foreseeable future.

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               11.1   Earnings per share.


         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed during the first quarter of fiscal 1995.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE WARNACO GROUP, INC.


Date:  May 22, 1995
                                        By:  /s/  WILLIAM S. FINKELSTEIN
                                        --------------------------------
                                        William S. Finkelstein
                                        Director, Senior Vice President
                                        and Chief Financial Officer
                                        Principal Financial and
                                        Accounting Officer

Date:  May 22, 1995
                                        By:  /s/  WALLIS H. BROOKS
                                        -------------------------------
                                        Wallis H. Brooks
                                        Vice President and
                                        Corporate Controller