Form 10-Q
period 1995-07-08
WARNACO GROUP INC /DE/
filed 1995-08-09
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 8, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 1-4715

                            ------------------------

                            THE WARNACO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                 95-4032739
              (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
           OF INCORPORATION OR ORGANIZATION)

                                 90 PARK AVENUE
                            NEW YORK, NEW YORK 10016
             (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                                 (212) 661-1300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

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

                              [x]  Yes     [ ]  No

     The number of shares outstanding of the registrant's Class A Common Stock as of August 7, 1995 is as follows: 42,026,912

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                             JULY 8,      JANUARY 7,
                                                                                              1995           1995
                                                                                           -----------    -----------
                                                                                           (UNAUDITED)
                                                                                                 (IN THOUSANDS)
                                         ASSETS
Current assets:
     Cash...............................................................................    $   2,147      $   3,791
     Accounts receivable -- net.........................................................      143,724        148,659
Inventories:
     Finished goods.....................................................................      181,645        131,450
     Work in process....................................................................       64,289         60,513
     Raw materials......................................................................       67,696         60,220
                                                                                           -----------    -----------
          Total inventories.............................................................      313,630        252,183
Other current assets....................................................................       27,644         15,892
                                                                                           -----------    -----------
          Total current assets..........................................................      487,145        420,525
Property, plant and equipment -- net of accumulated depreciation of $73,308 and
  $68,203...............................................................................       84,766         80,932
Intangible and other assets -- net......................................................      277,075        279,096
                                                                                           -----------    -----------
                                                                                            $ 848,986      $ 780,553
                                                                                           -----------    -----------
                                                                                           -----------    -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility..........................................    $ 184,620      $ 115,679
     Current portion of long term debt..................................................       46,681         50,315
     Borrowing under foreign credit facilities..........................................       12,434          9,822
     Accounts payable and accrued liabilities...........................................      136,538        137,624
     Federal and other income taxes.....................................................        1,883          2,611
                                                                                           -----------    -----------
          Total current liabilities.....................................................      382,156        316,051
Long-term debt..........................................................................      197,309        206,792
Other long-term liabilities.............................................................       12,176         17,238
Stockholders' equity:
     Preferred stock; $.01 par value....................................................           --             --
     Common stock; $.01 par value.......................................................          421            421
     Capital in excess of par value.....................................................      337,752        337,872
     Cumulative translation adjustment..................................................       (2,449)        (1,732)
     Accumulated deficit................................................................      (66,952)       (83,897)
     Treasury stock, at cost............................................................       (5,000)        (5,000)
     Notes receivable for common stock issued...........................................       (6,427)        (7,192)
                                                                                           -----------    -----------
          Total stockholders' equity....................................................      257,345        240,472
                                                                                           -----------    -----------
                                                                                            $ 848,986      $ 780,553
                                                                                           -----------    -----------
                                                                                           -----------    -----------

  This statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                         SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                        ----------------------      ----------------------
                                                        JULY 8,       JULY 9,       JULY 8,       JULY 9,
                                                          1995          1994          1995          1994
                                                        --------      --------      --------      --------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                           (UNAUDITED)
Net revenues.........................................   $210,395      $190,302      $405,551      $338,033
Cost of goods sold...................................    142,176       133,312       270,508       230,667
                                                        --------      --------      --------      --------
Gross profit.........................................     68,219        56,990       135,043       107,366
Selling, administrative and general expenses.........     43,800        38,846        85,135        69,106
                                                        --------      --------      --------      --------
Income before loss on California earthquake..........     24,419        18,144        49,908        38,260
Loss on California earthquake........................         --            --            --         3,000
                                                        --------      --------      --------      --------
Income before interest and income taxes..............     24,419        18,144        49,908        35,260
Interest expense.....................................      9,475         8,308        17,835        15,713
                                                        --------      --------      --------      --------
Income before income taxes...........................     14,944         9,836        32,073        19,547
Provision for income taxes...........................      5,679           750        12,188         1,500
                                                        --------      --------      --------      --------
Net income...........................................   $  9,265      $  9,086(1)   $ 19,885      $ 18,047(1)
                                                        --------      --------      --------      --------
                                                        --------      --------      --------      --------

Net income per share.................................   $   0.22      $   0.22(1)   $   0.48      $   0.44(1)
                                                        --------      --------      --------      --------
                                                        --------      --------      --------      --------

Weighted average number of common shares
  outstanding........................................     42,003        41,671        41,699        40,715
                                                        --------      --------      --------      --------
                                                        --------      --------      --------      --------

------------

(1) Net income and net income per share before the loss on the California earthquake and after a normalized provision for income taxes at an effective income tax rate of 38% was $6,098 or $0.15 per share for the second quarter of fiscal 1994 and $13,979 or $0.34 per share for the first six months of fiscal 1994.

  This statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements

                            THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                               SIX MONTHS ENDED
                                                                                             --------------------
                                                                                             JULY 8,     JULY 9,
                                                                                               1995        1994
                                                                                             --------    --------
                                                                                                 (UNAUDITED)
                                                                                                (IN THOUSANDS)
Cash flow from operations:
     Net income...........................................................................   $ 19,885    $ 18,047
     Non-cash items included in net income:
          Depreciation and amortization...................................................      9,400       9,365
          Interest........................................................................        831         545
     Income taxes paid....................................................................     (1,758)     (2,605)
     Net change in other operating accounts...............................................    (68,337)    (59,655)
     Other................................................................................     (2,615)     (3,889)
                                                                                             --------    --------
          Cash used in operations.........................................................    (42,594)    (38,192)
Cash flow from investing activities:
     Proceeds from the sale of fixed and other assets.....................................      5,942         115
     Purchase of property, plant and equipment............................................     (9,858)     (9,882)
     Payment for purchase of Calvin Klein underwear businesses and trademarks.............     (5,000)    (33,103)
     Repurchase of Calvin Klein license -- Canada.........................................     (6,200)         --
                                                                                             --------    --------
          Cash used in investing activities...............................................    (15,116)    (42,870)
Cash flow from financing activities:
     Borrowings under revolving credit facility...........................................     65,598      81,056
     Net proceeds from sale of common stock and repayment of notes receivable from
      stockholders........................................................................        644         988
     Proceeds from other financing........................................................      5,955       8,626
     Cash dividends paid..................................................................     (2,922)         --
     Increase in deferred financing costs.................................................        (92)       (405)
     Repayments of debt...................................................................    (13,117)     (9,111)
                                                                                             --------    --------
          Cash provided from financing activities.........................................     56,066      81,154
                                                                                             --------    --------
Increase (decrease) in cash...............................................................     (1,644)         92
Cash at beginning of period...............................................................      3,791       4,651
                                                                                             --------    --------
Cash at end of period.....................................................................   $  2,147    $  4,743
                                                                                             --------    --------
                                                                                             --------    --------
Net change in other operating accounts:
     Accounts receivable..................................................................   $  4,935    $(18,001)
     Inventories..........................................................................    (61,447)     (3,898)
     Other current assets.................................................................    (11,752)     (6,025)
     Accounts payable and accrued liabilities.............................................     (1,103)    (33,231)
     Income taxes payable.................................................................      1,030       1,500
                                                                                             --------    --------
                                                                                             $(68,269)   $(59,655)
                                                                                             --------    --------
                                                                                             --------    --------

  This statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of July 8, 1995 as well as its results of operations and cash flows for the periods ended July 8, 1995 and July 9, 1994. Operating results for interim periods may not be indicative of results for the full fiscal year.

     2. Certain   amounts  for  prior  periods  have  been  reclassified  to  be comparable with the current period presentation.

     3. In February 1995, the Company terminated the license agreement for the production of men's underwear and women's intimate apparel bearing the Calvin Klein name in Canada. The Company will directly design, produce and market Calvin Klein men's underwear and women's intimate apparel in Canada. The cost of terminating the license agreement before its expiration in the year 2000 was $6.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                            STATEMENT OF OPERATIONS
                                (SELECTED DATA)

                                                                                QUARTER ENDED        SIX MONTHS ENDED
                                                                              ------------------    ------------------
                                                                              JULY 8,    JULY 9,    JULY 8,    JULY 9,
                                                                               1995       1994       1995       1994
                                                                              -------    -------    -------    -------
                                                                                    (IN MILLIONS, EXCEPT RATIOS)

Net revenues...............................................................   $ 210.4    $ 190.3    $ 405.6    $ 338.0
Cost of goods sold.........................................................     142.2      133.3      270.5      230.7
                                                                              -------    -------    -------    -------
Gross profit...............................................................      68.2       57.0      135.0      107.4
     % of net revenues.....................................................      32.4%      29.9%      33.2%      31.8%

Selling, administrative and general expenses...............................      43.8       38.8       85.1       69.2
Loss on California earthquake..............................................        --         --         --        3.0
                                                                              -------    -------    -------    -------
Income before interest and income taxes....................................      24.4       18.1       49.9       35.2
     % of net revenues.....................................................      11.6%       9.5%      12.3%      10.4%

Interest expense...........................................................       9.5        8.3       17.8       15.7
Provision for income taxes.................................................       5.7        0.7       12.2        1.5
                                                                              -------    -------    -------    -------

Net income.................................................................      $9.3       $9.1      $19.9      $18.0
                                                                              -------    -------    -------    -------
                                                                              -------    -------    -------    -------

Income before loss on California earthquake and after giving effect to a
  normalized tax provision of 38%..........................................      $9.3       $6.1      $19.9      $14.0
                                                                              -------    -------    -------    -------
                                                                              -------    -------    -------    -------


     Net revenues in the second quarter of fiscal 1995 were $210.4 million, 10.6% higher than the $190.3 million recorded in the second quarter of fiscal 1994. Net revenues for the first six months of fiscal 1995 were $405.6 million, 20.0% higher than the $338.0 million recorded in the first six months of fiscal 1994.

     Intimate Apparel Division net revenues increased 12.4% in the second quarter of fiscal 1995 to $159.0 million from $141.4 million in the second quarter of fiscal 1994. The increase was achieved despite the comparison to the launch of Avon in the second quarter of fiscal of 1994 where Avon sales were $15.3 million higher. Excluding the Avon launch, Intimate Apparel Division net revenues increased 27.9% in the second quarter of fiscal 1995 compared to fiscal 1994. Calvin Klein net revenues are up 121% due to the successful launch of the women's intimate apparel business on January 1, 1995 and improved market penetration in the men's underwear business. Fruit of the Loom net revenues increased 54.9% and international net revenues increased 12.8% over the prior year period. Intimate Apparel Division net revenues in the first six months of fiscal 1995 increased 27% to $305.4 million from the $240.5 recorded in the first six months of fiscal 1994. The higher net revenues reflect increases in all brands including an increase of 227% in Calvin Klein net revenues, which compares a full six months in fiscal 1995 to 3 1/2 months in fiscal 1994, increases in domestic Warner's and Olga net revenues of 10.6%, international net revenues of 11.5% and Fruit of the Loom of 28.7%.

     Menswear Division net revenues increased 3.6% to $40.8 million from the $39.4 million in the second quarter of fiscal 1994. Included in 1994 are brands that have been discontinued of Puritan, Dior and Nicklaus. Excluding the discontinued brands from the prior year's net revenues, Menswear Division net revenues in the second quarter of fiscal 1995 increased 11.8% over the second quarter of fiscal 1994 primarily due to an increase of 16.5% in Chaps. Menswear Division net revenues for the first six months of fiscal 1995 increased 2.2% to $82.6 million compared to $80.8 million. Excluding the discontinued brands, Menswear Division net revenues increased 16.9% compared to the first six months of fiscal 1994 due primarily to an increase in Chaps by Ralph Lauren of 22.5%.

     Gross profit in the second quarter of fiscal 1995 increased 19.7% to $68.2 million from the $57.0 million recorded in the second quarter of fiscal 1994. Gross profit as a percentage of net revenues improved 250 basis points to 32.4% in the second quarter of fiscal 1995 from 29.9% in the comparable fiscal 1994 period. The increase in gross profit as a percentage of net revenues reflects increased manufacturing efficiencies and a more favorable mix of regular price sales. Gross profit for the first six months of fiscal 1995 increased 25.8% to $135.0 million compared to the $107.4 million in the first six months of fiscal 1994. Gross profit as a percentage of net revenues increased to 33.3% in the first six months of fiscal 1995 compared to 31.8% in the first six months of the prior year. The increase in gross profit reflects manufacturing efficiencies and the more favorable mix as noted above.

     Selling, administrative and general expenses increased to $43.8 million (20.8% of net revenues) from the $38.8 million (20.4% of net revenues) recorded in the second quarter of fiscal 1994. The increase in selling, administrative and general expenses reflect the increased sales volume noted above and an increase in marketing expenses of 50 basis points to support the launch of
Calvin Klein women's intimate apparel. This was partially offset by an improvement in selling and administrative expenses. Selling, administrative and general expenses for the first six months of fiscal 1995 increased to $85.1 million (21.0% of net revenues) from $69.1 million (20.4% of net revenues) recorded in the first six months of fiscal 1994. The increase in selling, administrative and general expenses in the first six months of fiscal 1995 compared to fiscal 1994 reflects higher sales volume and the increase in marketing expenses noted above.

     Interest expense increased to $9.5 million in the second quarter of fiscal 1995 from $8.3 million recorded in the second quarter of fiscal 1994. Interest expense increased to $17.8 million in the first six months of fiscal 1995 from $15.7 million recorded in the first half of fiscal 1994. The increase in interest expense is due primarily to an increase in interest rates of over 200 basis points since the end of the first half of fiscal 1994. The Company has purchased interest rate swap agreements which effectively fix the interest rate on $275 million of the Company's approximately $400 million of debt at an all-in interest rate of 6.25% through 1996 which limits the impact of future increases in interest rates.

     The provision for income taxes for the second quarter of fiscal 1995 was $5.7 million compared to $0.7 million in the second quarter of fiscal 1994. The Company's effective tax rate for the first six months of fiscal 1995 was 38% compared to 7% for the first six months of fiscal 1994. The increase in effective tax rate in 1995 compared to 1994 reflects the utilization of the Company's net operating loss carryforwards in the first six months of fiscal 1994, which offset the Company's 1994 federal income tax provision, leaving only a 7% state tax provision.

     The first quarter of fiscal 1994 includes a non-recurring loss of $3.0 million, related to the deductible portion of the Company's insurance policy on the January 17th California earthquake which temporarily shut down the Olga Division's distribution center.

     Net income for the second quarter of 1995 was $9.3 million compared to $9.1 million in the second quarter of fiscal 1994. Income for the second quarter of fiscal 1994, adjusted to reflect a normalized tax provision of 38%, was $6.1 million. Net income for the second quarter of fiscal 1995 of $10.6 million is 51.9% higher than the fully taxed income of $6.1 million recorded in the second quarter of fiscal 1994. Net income for the first six months of fiscal 1995 of $19.9 million was 42.2% higher than the fully taxed income before the loss on the California earthquake of $14.0 million recorded in the first six months of fiscal 1994.

CAPITAL RESOURCES AND LIQUIDITY

     Consistent with the Company's goal of providing increased shareholder value, on May 11, 1995, the Company declared a quarterly cash dividend of $0.07 per share. The dividend of $2.9 million was paid on June 30, 1995 to shareholders of record as of May 30, 1995.

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

     Cash used by operations in the first six months of fiscal 1995 was $42.6 million compared to a use of $38.2 million in the comparable 1994 period. The use of cash in the first six months of the Company's fiscal year is a result of seasonal increases in working capital, primarily inventory. The slight increase in cash used in operations in the first six months of fiscal 1995 compared to fiscal 1994 reflects higher investment in working capital, primarily inventory, to support the increased sales volume in the second half of fiscal 1995, as well as the strong growth of the Calvin Klein business. The increased investment in inventory was partially offset by increased net income and an improvement in accounts receivable where days sales outstanding was reduced by 6 days to 51 days.

     The Company anticipates filing a Registration Statement with the Securities and Exchange Commission to sell 7,500,000 shares of its common stock in an underwritten public offering on August 9, 1995. The estimated net proceeds from the proposed offering are expected to be approximately $150 million which will be used to repay certain amounts outstanding under the Company's Bank Credit Agreement. Additional funds available under the Company's revolving facility may be used for strategic acquisitions as well as for working capital and other corporate purposes. The Company believes that the funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet working capital and capital expenditure needs of the Company, including dividend, interest and principal payments on outstanding debt obligations, for the foreseeable future.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on May 11, 1995. The following matters were voted upon by the shareholders:

          (1) Election of Directors

             (a) Mr.  William  S.  Finkelstein  was  elected  to  the  Board  of
                 Directors to serve a three year term expiring at the 1998 Annual Meeting of Stockholders. 35,836,891 votes were cast for the election of Mr. Finkelstein, none against and 165,290 withheld, abstained and broker non votes.

             (b) Mr. Stewart A. Resnick was re-elected to the Board of Directors to serve a three year term expiring at the 1998 Annual Meeting of Stockholders. 35,867,561 votes were cast for the election of Mr. Resnick, none against and 103,690 withheld, abstained and broker non votes.

          (2) The shareholders approved a proposed amendment to the Company's Restated Certificate of Incorporation which increased the number of authorized shares of common stock of the Company from 65,000,000 to 130,000,000. 34,315,509 votes were cast for the amendment, 1,641,010 shares were cast against the amendment, 14,862 votes were withheld, abstained and broker non votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
       11.1 -- Earnings per share.

(b)  Reports on Form 8-K.

               The Company's current report on Form 8-K was filed with the Securities and Exchange Commission on May 18, 1995. The report discussed the Board of Directors decision to replace Ernst & Young LLP as the Company's independent auditors with Price Waterhouse LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: August 9, 1995                      By      /s/ WILLIAM S. FINKELSTEIN
                                             ...................................
                                                  (WILLIAM S. FINKELSTEIN)
                                              DIRECTOR, SENIOR VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
                                                  PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER

Date: August 9, 1995                      By         /s/ WALLIS H. BROOKS
                                             ...................................
                                                     (WALLIS H. BROOKS)
                                                     VICE PRESIDENT AND
                                                    CORPORATE CONTROLLER