Form 10-Q
period 1995-10-07
WARNACO GROUP INC /DE/
filed 1995-11-21
CIK 801351

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]
        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 7, 1995

                                      or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Class A Common Stock as of November 15, 1995 is as follows: 51,777,312
==============================================================================

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            THE WARNACO GROUP, INC.
                     Consolidated Condensed Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                        October 7,  January 7,
                                                           1995        1995
                                                         --------    --------

ASSETS
Current assets:
  Cash..............................................      $ 2,927   $ 3,791
  Accounts receivable-net...........................      194,788   148,659
    Inventories:
     Finished goods.................................      217,416   131,450
     Work in process................................       70,156    60,513
     Raw materials..................................       65,346    60,220
                                                         --------  --------
       Total inventories............................      352,918   252,183

  Other current assets..............................       27,697    15,892
                                                         --------  --------
       Total current assets.........................      578,330   420,525
Property, plant and equipment net of accumulated
  depreciation of $76,087 and $68,203...............       86,374    80,932
Intangible and other assets-net.....................      277,120   279,096
                                                         --------  --------
                                                         $941,824  $780,553
                                                         ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under revolving credit facility.........      $52,073  $115,679
  Current portion of long-term debt.................       46,680    50,315
  Borrowing under foreign credit facilities.........          285     9,822
  Accounts payable and accrued liabilities..........      124,706   137,624
  Federal and other income taxes....................        2,383     2,611
                                                         --------  --------
       Total current liabilities....................      226,127   316,051

Long-term debt......................................      197,798   206,792
Other long-term liabilities.........................       12,032    17,238

Stockholders' equity:
  Preferred stock; $.01 par value...................           --        --
  Class A common stock; $.01 par value..............          521       421
  Capital in excess of par value....................      568,157   337,872
  Cumulative translation adjustment.................       (2,540)   (1,732)
  Accumulated deficit...............................      (48,844)  (83,897)
  Treasury stock, at cost...........................       (5,000)   (5,000)
  Notes receivable for common stock issued..........       (6,427)   (7,192)
                                                         --------  --------
                                                          505,867   240,472
                                                         --------  --------
       Total stockholders' equity...................     $941,824  $780,553
                                                         ========  ========

      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                Consolidated Condensed Statements of Operations
                     (in thousands except per share data)
                                  (unaudited)


                                                    Third Quarter Ended            Nine Months Ended
                                                  ------------------------      -------------------------
                                                  October 7,     October 8,     October 7,     October 8,
                                                    1995           1994           1995           1994
                                                  ---------      ---------      ---------      ----------

Net revenues...................................   $239,569       $217,872       $645,120       $555,905
Cost of goods sold.............................    154,941        147,976        425,449        378,643
                                                  --------       --------       --------       --------
Gross profit...................................     84,628         69,896        219,671        177,262
Selling, administrative and general expenses...     45,432         39,812        130,567        108,918
                                                  --------       --------       --------       --------
Income before loss on California earthquake,
  interest and income taxes....................     39,196         30,084         89,104         68,344
Loss on California earthquake..................         --             --             --          3,000
                                                  --------       --------       --------       --------
Income before interest and income taxes........     39,196         30,084         89,104         65,344
Interest expense...............................     10,017          7,873         27,852         23,586
                                                  --------       --------       --------       --------
Income before income taxes.....................     29,179         22,211         61,252         41,758
Provision for income taxes.....................     11,088            500         23,276          2,000
                                                  --------       --------       --------       --------
Net income.....................................   $ 18,091       $ 21,711(1)    $ 37,976       $ 39,758(1)
                                                  ========       ========       ========       ========

Net income per share                              $   0.41       $   0.52(1)    $   0.89       $  0.96(1)
                                                  ========       ========       ========       ========

Weighted average number of common shares
  outstanding..................................     44,529         41,803         42,642        41,209
                                                  ========       ========       ========       ========

--------
(1) Net income and net income per share before the loss on the California earthquake and after a normalized provision for income taxes at an effective income tax rate of 38% was $13,771 or $0.33 per share for the third quarter of fiscal 1994 and $27,750 or $0.67 per share for the nine months ended October 8, 1994.


      This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.
                            THE WARNACO GROUP, INC.
                Consolidated Condensed Statements of Cash Flow
                                (in thousands)
                                  (unaudited)

                                                        Nine Months Ended
                                                     -----------------------
                                                     October 7,    October 8,
                                                        1995          1994
                                                    -----------    ---------

Cash flow from operations:
  Net income                                         $ 37,976      $ 39,758
  Non-cash items included in net income:
    Depreciation and amortization                      14,412        14,644
    Interest                                            1,236           832
  Income taxes paid                                    (2,584)       (3,272)
  Net change in other operating accounts             (169,231)      (65,570)
  Other                                                 5,184        (6,807)
                                                     --------      --------

     Cash used in operations                         (113,007)      (20,415)

Cash flow from investing activities:
  Proceeds from the sale of fixed and other assets      5,932         1,375
  Purchase of property, plant and equipment           (18,142)      (19,407)
  Payment for purchase of Calvin Klein
   underwear businesses and trademarks                 (5,000)      (33,103)
  Repurchase of Calvin Klein license-Canada            (6,200)           --
                                                     --------      --------

     Cash used in investing activities                (23,410)      (51,135)

Cash flow from financing activities:
  Borrowings (Repayments) under revolving credit
   facilities                                         (70,980)       76,909
  Net proceeds from sale of common stock and
   repayment of notes receivable from stockholders    224,339         1,672
  Proceeds from other financing                            --         8,626
  Cash dividends paid                                  (2,922)           --
  Increase in deferred financing costs                    (92)         (415)
  Purchase of treasury stock                               --        (5,000)
  Repayments of debt                                  (14,792)       (9,437)

     Cash provided from financing activities          135,553        72,355
                                                     --------      --------


Increase (decrease) in cash                              (864)          805

Cash at beginning of period                             3,791         4,651
                                                     ---------      ---------
Cash at end of period                                 $ 2,927       $ 5,456
                                                     =========      =========


   This statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.
                            THE WARNACO GROUP, INC.
                Consolidated Condensed Statements of Cash Flow
                                (in thousands)
                                  (unaudited)


                                                       Third Quarter Ended
                                                     -----------------------
                                                     October 7,    October 8,
                                                        1995          1994
                                                     ----------    ---------

Net change in other operating accounts:
  Accounts receivable                                $ (46,129)   $ (41,715)
  Inventories                                        (100,735)       (1,071)
  Other current assets                                (11,805)       (3,345)
  Accounts payable and accrued liabilities            (12,918)      (21,439)
  Income taxes payable                                  2,356         2,000
                                                    ----------      ---------
                                                    $(169,231)      $(65,570)
                                                    ==========      =========


   This statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.
                            THE WARNACO GROUP, INC.
             Notes to Consolidated Condensed Financial Statements

1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 7, 1995 as well as its results of operations and cash flows for the periods ended October 7, 1995 and October 8, 1994. Operating results for interim periods may not be indicative of results for the full fiscal year.

2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

3. In February 1995, the Company terminated a license agreement for the production of men's underwear and women's intimate apparel bearing the Calvin Klein name in Canada. The Company now directly designs, produces and markets Calvin Klein men's underwear and women's intimate apparel in Canada. The cost of terminating the license agreement before its expiration in the year 2000 was $6.2 million.

4. In September and October 1995 the Company sold 9,717,000 shares of its Class A Common Stock in a public offering (the "Offering"). Net proceeds from the Offering were approximately $224 million and were utilized to repay amounts outstanding under the Company's Bank Credit Agreement.

5. On October 12, 1995, the Company entered into (i) a $450 million Bank Credit Agreement (the "$450 Million Credit Agreement") with The Bank of Nova Scotia and Citibank, N.A. as managing agents, Citibank, N.A. as documentation agent, The Bank of Nova Scotia as paying agent, competitive bid agent, swingline bank and issuing bank (the "Paying Agent"), and certain banks party thereto and (ii) a $100 million Bank Credit Agreement (the "364-Day Revolver" and, collectively with the $450 Million Credit Agreement, the "Bank Credit Agreements") with The Bank of Nova Scotia and Citibank, N.A. as managing agents, The Bank of Nova Scotia as paying agent, Citibank, N.A. as documentation agent and certain banks party thereto. The Bank Credit Agreements replaced the Company's previous $500 million credit agreement (the "1993 Financing"). The $450 Million Credit Agreement provides for a term loan of $200 million and a five-year revolving loan of $250 million. The 364-Day Revolver provides for a 364-day revolving loan of $100 million which is renewable upon the satisfaction of certain conditions. Amounts outstanding under the Bank Credit Agreements currently bear interest at the Paying Agent's base rate, or at LIBOR plus 0.4250%. In addition, the Company has the option of placing a portion of amounts outstanding under the revolving loan under the $450 Million Credit Agreement for competitive bids. The rate of interest payable on amounts outstanding under the Bank Credit Agreements decrease as the Company's implied senior debt rating, as determined by certain credit rating agencies, improves. Amounts outstanding under the Bank Credit Agreements are not limited by any borrowing base and are unsecured. The Company is required to pay a commitment fee on unused portions of the revolving commitments under the Bank Credit Agreements, currently equal to 0.1750% per annum. The commitment fee decreases as the Company's implied senior debt rating, as determined by certain credit rating agencies, improves.


     The Bank Credit Agreements contain various covenants requiring the Company to maintain certain financial tests which as of fiscal 1995 year end will be as follows: (1) minimum net worth of $225 million, (2) leverage ratio of 0.550 to 1 and, (3) fixed charge coverage ratio of 1.20 to 1.0.

Item 2.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations.

                    STATEMENT OF OPERATIONS (selected data)
                       (amounts in millions of dollars)


                                       Quarter ended        Nine months ended
                                   --------------------   --------------------
                                    October 7,October 8,  October 7,October 8,
                                       1995     1994         1995     1994
                                   --------------------   --------------------

Net revenues                         $239.6    $217.9      $645.1    $555.9
Cost of goods sold                    155.0     148.0       425.4     378.6
                                    -------   -------      -------   -------

Gross profit                           84.6      69.9       219.7     177.3
  % to net revenues                   35.3%     32.1%       34.1%     31.9%
Selling, administrative and general
  expenses                            45.4      39.8        130.6     108.9
Loss on California earthquake            --        --          --       3.0
                                    -------   -------      -------   -------

Income before interest and income
  taxes                               39.2      30.1        89.1      65.4
  % to net revenues                   16.4%     13.8%       13.8%     11.8%
Interest expense                       10.0       7.9        27.8      23.6
Provision for income taxes             11.1       0.5        23.3       2.0
                                    -------   -------      -------   -------

Net income                           $ 18.1    $ 21.7      $ 38.0    $ 39.8
                                    =======   =======      =======   =======


Income before loss on California
  earthquake and after giving effect
  to a normalized tax provision      $ 18.1    $ 13.8      $ 38.0    $ 27.7
                                    =======   =======      =======   =======


     Net revenues in the third quarter of fiscal 1995 were $239.6 million, 10.0% higher than the $217.9 million recorded in the third quarter of fiscal 1994. Net revenues for the first nine months of fiscal 1995 were $645.1 million, 16.0% higher than the $555.9 million recorded in the first nine months of fiscal 1994.

     Intimate apparel division net revenues increased 15.8% in the third quarter of fiscal 1995 to $177.1 million from $152.9 million in the third quarter of fiscal 1994. The increase was achieved despite the $21.3 million of net revenues generated by the Miracle-Bra and Avon launch revenues in the third quarter of fiscal of 1994. Excluding these revenues, intimate apparel division net revenues increased 39.8% in the third quarter of fiscal 1995 compared to fiscal 1994. Domestic Warner's and Olga revenues in department stores increased 11.6%, Fruit of the Loom net revenues in the mass merchandise market increased 34.0%. Calvin Klein net revenues increased 150% due to the successful launch of the women's intimate apparel business on January 1, 1995 and improved market penetration in the men's underwear business. The Company's international divisions achieved a 34.2% increase in net revenues. Intimate apparel division net revenues in the first nine months of fiscal 1995 increased 22.6% to $482.5 million from $393.4 million recorded in the first nine months of fiscal 1994. The higher net revenues primarily reflect increases of 16% in domestic Warner's and Olga in department and specialty stores, 48.2% increase in Fruit of the Loom net revenues in the mass merchandise market and 186% in Calvin Klein net revenues, which compares a full nine months in fiscal 1995 to 6 1/2 months in fiscal 1994. In addition, the international division's net revenues increased 19.5%.

     Menswear division net revenues of $49.7 million decreased 7.8% from $53.9 million in the third quarter of fiscal 1994. Excluding the discontinued brands of Dior Accessories and Puritan for fiscal 1994, menswear division net revenues are essentially flat to last year for the third quarter and for the first nine months of fiscal 1995. Excluding the discontinued brands, menswear division net revenues increased 9.5% in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. The increase primarily reflects an increase of 11.0% in Chaps net revenues compared to the first nine months of fiscal 1994.

     Gross profit in the third quarter of fiscal 1995 increased 21.1% to $84.6 million from the $69.9 million recorded in the third quarter of fiscal 1994. Gross profit as a percentage of net revenues improved 320 basis points to 35.3% in the third quarter of fiscal 1995 from 32.1% in the comparable fiscal 1994 period. The increase in gross profit as a percentage of net revenues reflects increased manufacturing efficiencies in the Company's intimate apparel plants and a more favorable mix of regular price sales driven by Calvin Klein, Warner's and Olga. Gross profit for the first nine months of fiscal 1995 increased 23.9% to $219.7 million compared to $177.3 million in the first nine months of fiscal 1994. Gross profit as a percentage of net revenues increased to 34.1% in the first nine months of fiscal 1995 compared to 31.9% in the first nine months of last year. The increase in gross profit reflects manufacturing efficiencies and the more favorable mix, as noted above.

     Selling, administrative and general expenses increased to $45.4 million (19.0% of net revenues) from the $39.8 million (18.3% of net revenues) recorded in the third quarter of fiscal 1994. The increase in selling, administrative and general expense reflects the increased sales volume noted above and an increase in marketing and advertising expenses primarily related to Calvin Klein. Selling, administrative and general expenses for the first nine months of fiscal 1995 increased to $130.6 million (20.2% of net revenues) from the $108.9 million (19.6% of net revenues) recorded in the first nine months of fiscal 1994. The increase in selling, administrative and general expenses in the first nine months of fiscal 1995 compared to fiscal 1994 reflects higher sales volume and the increase in marketing expenses noted above.

     Interest expense increased to $10.0 million in the third quarter of fiscal 1995 from $7.9 million recorded in the third quarter of fiscal 1994. Interest expense increased to $27.8 million in the first nine months of fiscal 1995 from $23.6 million recorded in the first nine months of fiscal 1994. The increase in interest expense is due primarily to an increase in interest rates of nearly 150 basis points since last year. Interest expense in future periods will be reduced by approximately 40% on currently outstanding debt due to the recently completed equity offering which reduced outstanding debt by approximately $224 million. The Company has entered into interest rate swap agreements which effectively fix the interest rate on $150 million of the Company's debt at a LIBOR interest rate of 5.99% for three years to October 1998, which limits the impact of future increases in interest rates.

     The provision for income taxes for the third quarter of fiscal 1995 was $11.1 million compared to $0.5 million in the third quarter of fiscal 1994. The Company's effective tax rate for the first nine months of fiscal 1995 was 38% compared to 4.8% for the first nine months of fiscal 1994. The increase in effective tax rate in 1995 compared to 1994 reflects the utilization of the Company's net operating loss carryforwards in the first nine months of fiscal 1994, which offset the Company's 1994 federal income tax provision, leaving only a 4.8% state tax provision.

     The first quarter of fiscal 1994 included a non-recurring loss of $3.0 million, related to the deductible portion of the Company's insurance policy on the January 1994 California earthquake which temporarily shut down the Olga Division's distribution center.

     Net income for the third quarter of fiscal 1995 was $18.1 million. Income for the third quarter of fiscal 1994 adjusted to reflect a normalized tax provision of 38% was $13.8 million, therefore, on a comparable basis, net income for the third quarter of fiscal 1995 of $18.1 million is 31.4% higher than the fully taxed income of $13.8 million recorded in the third quarter of fiscal 1994. As reported net income for the third quarter of fiscal 1994 was $21.7 million. Net income on a comparable basis for the first nine months of fiscal 1995 of $38.0 million was 36.9% higher than the fully taxed income of $27.7 million, before the loss on the California earthquake recorded in the first nine months of fiscal 1994. As reported net income for the nine months of fiscal 1994 was $39.8 million.

Capital Resources and Liquidity.

     In September and October 1995 the Company sold 9,717,000 shares of its Class A Common Stock for $24 per share in a public offering (the "Offering"). Net proceeds from the Offering were approximately $224 million and were used to reduce the bank debt outstanding under the Company's 1993 Financing. On October 12, 1995, the Company entered into the Bank Credit Agreements with substantially all of its existing banks for a total of $550 million. The Bank Credit Agreements provide the Company with a term loan in the amount of $200 million, a 364 day revolving loan in the amount of $100 million and a five year revolving loan in the amount of $250 million. The Bank Credit Agreements reduced the Company's effective borrowing rate from LIBOR plus 50 basis points to LIBOR plus 42.5 basis points and released all collateral from the banks providing the Company with increased financial flexibility.

     Consistent with the Company's goal of providing increased shareholder value, on November 7, 1995 the Company declared its third quarterly cash dividend of $0.07 per share. The dividend payment of approximately $3.7 million will be paid on January 8, 1996 to shareholders of record as of December 1, 1995.

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

     Cash used by operations in the first nine months of fiscal 1995 was $113.0 million compared to a use of $20.4 million in the comparable 1994 period. The use of cash in the first nine months of the Company's fiscal year is a result of seasonal increases in working capital, primarily inventory and accounts receivable. The increase in cash used in operations in the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994 reflects higher investment in working capital, primarily inventory and accounts receivable to support the increased sales volume in the fourth quarter of fiscal 1995, as well as the strong growth of the Calvin Klein business. The increase in inventory is concentrated in intimate apparel and in inventory in transit (on the water from our overseas contractors) to support future sales growth. The increase in accounts receivable reflects the sales growth noted above, days sales outstanding were equal to last year at 48 days.

     On November 8, 1995 the Company had over $280 million of additional credit available under its various credit agreements. The Company believes that the funds available under its existing credit agreements together with cash flow to be generated from future operations will be sufficient to meet the working capital and capital expenditure needs of the Company, including dividend, interest and principal payments on outstanding debt obligations, for the next twelve months and for the foreseeable future.


                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


    (a)     Exhibits.

      10.1      Credit Agreement dated October 12, 1995 among Warnaco Inc.,
                     The Warnaco Group, Inc. and the various banks and lending institutions named therein.

      10.2      Credit Agreement dated October 12, 1995 among Warnaco Inc.,
                     The Warnaco Group, Inc. and the various banks and lending institutions named therein.

      11.1      Earnings per share.


    (b)     Reports on Form 8-K.

                None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE WARNACO GROUP, INC.


Date:  November 14, 1995
                                        By:  /s/  WILLIAM S. FINKELSTEIN
                                           ----------------------------------
                                           William S. Finkelstein
                                           Director, Senior Vice President
                                           and Chief Financial Officer
                                           Principal Financial and Accounting
                                           Officer

Date:  November 14, 1995
                                        By:  /s/  WALLIS H. BROOKS
                                           ----------------------------------
                                           Wallis H. Brooks
                                           Vice President and Corporate
                                           Controller