Form 10-K405
period 1996-01-06
WARNACO GROUP INC /DE/
filed 1996-03-20
CIK 801351

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

  (Mark One)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      X          THE SECURITIES EXCHANGE ACT OF 1934
     ---         [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED JANUARY 6, 1996

                                     OR

     ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
------------------------------------------------   ------------------------
Class A Common Stock, par value $0.01 per share    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         ------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was approximately $1,201,722,000.

     The number of shares outstanding of the registrant's Class A Common Stock as of March 15, 1996: 51,787,312.

     Documents incorporated by reference: The definitive Proxy Statement of The Warnaco Group, Inc. relating to the 1996 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________
________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

  (A) GENERAL DEVELOPMENT OF BUSINESS.

     The Warnaco Group, Inc. ('Company'), a Delaware corporation, was organized in 1986 for the purpose of acquiring Warnaco Inc. ('Warnaco'), a publicly traded apparel company. As a result, Warnaco became a wholly owned subsidiary of the Company. The Company designs, manufactures and markets a broad line of women's intimate apparel, such as bras, panties and sleepwear, and men's apparel, such as sportswear, underwear and accessories, all of which are sold under a variety of internationally recognized owned and licensed brand names. In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein'r' men's underwear and licensed the Calvin Klein trademark for men's accessories. In addition, the acquisition included the worldwide trademarks and rights of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994. The Company seeks to continue its growth strategy by capitalizing on its highly recognized brand names worldwide while broadening its channels of distribution and improving manufacturing efficiencies and cost controls. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 75%, 20% and 5%, respectively, of net revenues in fiscal 1995, with the Intimate Apparel Division accounting for a larger percentage of the Company's gross profit for the same period.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium-priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Valentino Intimo'r', Scaasi'r', Van Raalte'r', White Stag'r', Fruit of the Loom'r' and Speedo'r' brand names. In addition, the Intimate Apparel Division designs, manufactures and markets men's underwear under the Calvin Klein brand name. The Intimate Apparel Division is the leading marketer of women's bras to department and specialty stores in the United States, accounting for approximately 30% of such women's bra sales over the last three years. The Warner's and Olga brand names, which are owned by the Company, are 122 and 55 years old, respectively.

     The Intimate Apparel Division's strategy is to increase its channels of distribution and expand its highly recognized brand names worldwide. In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name and has built its market share to nearly 7% in the mass merchandise market. This license was renewed by the Company in 1994. The Company has a 3-year distribution agreement with Avon Products, Inc. ('Avon') to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepwear throughout the United States. In late 1994, the Company purchased the Van Raalte trademark for $1 million and launched an intimate apparel line through Sears stores in July 1995. In February 1996, the Company acquired substantially all of the assets of the GJM Group of companies ('GJM'), a private label manufacturer and marketer of women's sleepwear and lingerie.

     The Menswear Division designs, manufactures, imports and markets moderate to premium-priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Calvin Klein'r', Hathaway'r' and Catalina'r' brand names. Chaps by Ralph Lauren has increased its net revenues by approximately 500% since 1989 from $23 million to $138.2 million in 1995 by refocusing its products to the age 25 to 50 consumer and predominantly by using natural fibers in its products. The Menswear Division's strategy is to build on the strength of its brand names and eliminate those businesses whose profit contribution is below the Company's required return. Consistent with this strategy, the Company has eliminated several under-performing brands since 1992. In 1995, the Company extended its Chaps by Ralph Lauren license through December 31, 2004.

     The Company licenses certain of its brand names throughout the world and has been expanding the activities of its wholly owned operating subsidiaries in Canada, Europe and Mexico. International operations generated $108.7 million of net revenues or 11.9% of the Company's net revenues in fiscal 1995 compared to $94.2 million of net revenues in fiscal 1994 or 11.9% of the Company's net revenues.

     The Company's business strategy with respect to its Retail Outlet Stores Division is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers and to shift to more profitable intimate apparel stores to improve its margins. The Company had 56 stores at the end of fiscal 1995 compared to 53 stores and 48 stores at the end of fiscal 1994 and fiscal 1993, respectively.

     The Company's products are distributed to over 5,000 customers operating more than 15,000 department, specialty and mass merchandising stores, including such leading retailers in the United States as Dayton-Hudson, Federated Department Stores, J.C. Penney, Victoria's Secret, Macy's, The May Department Stores, Sears and Wal-Mart and such leading retailers in Canada as Eaton's and The Hudson Bay Company. The Company's products are also distributed to such leading European retailers as Marks & Spencer, House of Fraser, British Home Stores, Harrods, Galeries Lafayette and Au Printemps. The Company has also opened new channels of distribution by entering into a three-year agreement with Avon Products, Inc. to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepware throughout the United States and by joining in a joint venture arrangement with News Corp Limited to market the Company's products directly to consumers in Asia through the Satellite Television Asian Region Network ('STAR').

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates within one dominant industry segment, the manufacture and distribution of apparel. No customer accounted for 10% or more of the Company's net revenues in any of the three years in the period ended January 6, 1996. (See Note 7 of Notes to Consolidated Financial Statements on pages F-7 to F-22).

  (C) NARRATIVE DESCRIPTION OF BUSINESS.

     The Company designs, manufactures and markets a broad line of women's intimate apparel and men's apparel and accessories sold under a variety of internationally recognized owned and licensed brand names. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 75%, 20% and 5%, respectively, of net revenues in fiscal 1995.

INTIMATE APPAREL

     The Company's Intimate Apparel Division designs, manufactures and markets women's intimate apparel which includes bras, panties, sleepwear and daywear. The Company also designs and markets men's underwear. The Company's bra brands accounted for approximately 30% of women's bra sales over the last three years in department and specialty stores in the United States. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium-priced range distributed through leading department and specialty stores. In order to expand its market penetration in recent years the Company (i) in 1992, entered into a license agreement with Fruit of the Loom, Inc. and began to distribute moderate priced bras, daywear and other related items under this license through the mass merchandise market, (ii) in late 1993, signed a 3-year distribution agreement with Avon Products, Inc. to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepwear throughout the United States, (iii) in March 1994, acquired the worldwide trademarks, rights and businesses of Calvin Klein men's underwear and the worldwide trademarks, rights and businesses of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994, (iv) in late 1994, purchased the Van Raalte trademark for $1 million and launched an intimate apparel line through Sears stores in July 1995, (v) in June 1995, entered an agreement to manufacture and distribute intimate apparel products under the Speedo brand name and (vi) in February 1996, acquired substantially all of the assets of GJM, a private label manufacturer of women's sleepwear and lingerie.

     The Intimate Apparel Division markets its lines under the following brand names:

            BRAND NAME                           PRICE RANGE                        TYPE OF APPAREL
-----------------------------------  -----------------------------------   ---------------------------------

Warner's...........................       upper moderate to better                 intimate apparel
Olga...............................                better                          intimate apparel
Valentino Intimo...................                premium                         intimate apparel
Calvin Klein.......................           better to premium            intimate apparel/men's underwear
Scaasi.............................                premium                             sleepwear
Van Raalte(1)......................               moderate                         intimate apparel
Fruit of the Loom..................               moderate                         intimate apparel
White Stag.........................               moderate                         intimate apparel
Speedo(2)..........................                better                          intimate apparel

------------------

(1) Shipments began in the third quarter of fiscal 1995.

(2) The Company entered an exclusive license agreement for the design and marketing of certain intimate apparel products in June 1995; shipments began in the fourth quarter of fiscal 1995.

     The Company owns the Warner's, Olga, Calvin Klein (underwear and intimate apparel) and Van Raalte brand names and trademarks. The Company has an exclusive license in perpetuity for White Stag for women's sportswear and intimate apparel. The Company licenses the other brand names under which it markets its product lines, primarily on an exclusive basis. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The Intimate Apparel Division's revenues are primarily generated by sales of the Company's own brand names. The Warner's brand is 122 years old and the Olga brand is 55 years old.

     In August 1991, the Company entered into an exclusive license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras which are distributed through mass merchandisers, such as Wal-Mart and Kmart under the Fruit of the Loom brand name. The license agreement has since been extended to include daywear, full slips, half slips, culottes and petticoats as well as coordinated fashion sets (bras and panties) and certain control bottoms and sleepwear. The Company began shipping Fruit of the Loom products in June 1992 and has built its current market share to nearly 7% in the mass merchandise market. The agreement with Fruit of the Loom, Inc. has allowed the Company to enter the mass merchandise market, which is growing faster than the department and specialty store market.

     In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein men's underwear and effective January 1, 1995, the worldwide trademark and rights for Calvin Klein women's intimate apparel. The purchase price was approximately $60.9 million and consisted of cash payments of $33.1 million in fiscal 1994, $5.0 million in fiscal 1995 and the issuance of 1,699,492 shares of the Company's Common Stock valued at fair market value ($22.8 million) for such shares. In addition, the Company entered into an exclusive license agreement to produce men's accessories and small leather goods under the Calvin Klein label. The growth potential of the Calvin Klein brand is evidenced in the Company's financial results for fiscal 1995. The Calvin Klein brand accounted for net revenues of $159.7 million in fiscal 1995, an increase of 162% over the $61.0 million recorded in fiscal 1994.

     The Company attributes the strength of its brands to the quality, fit and design of its intimate apparel which has developed a high degree of customer loyalty and a high level of repeat business. The Company believes that it has maintained its leadership position, in part, through product innovation with accomplishments such as introducing the alphabet bra (A, B, C and D cup sizes), the first all-stretch bra, the body stocking, the use of two-way stretch fabrics, the cotton-lycra bra and the sports bra. The Company also introduced the use of hangers and certain point of sale hang tags for in-store display of bras, which was a significant change from marketing bras in boxes and enabled women, for the first time, to see the product in the store. The Company's product innovations have become standards in the industry.

     Growth in the intimate apparel industry is benefiting from a shift in consumer attitudes. Women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift has been driven by the expansion of intimate apparel specialty stores and catalogs such as Victoria's Secret and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by obtaining the licenses to produce intimate apparel under the Valentino Intimo and Scaasi names in the premium end of the market, by continuing to introduce new products under the Warner's and Olga brands in the better end of the market, by obtaining the license from Fruit of the Loom, Inc. to produce bras, daywear and other related items, by producing White Stag bras for the mass merchandise segment of the market, by acquiring the Calvin Klein trademarks for premium priced women's intimate apparel and better priced men's underwear, by purchasing the Van Raalte trademark and introducing an intimate apparel line through Sears stores in July 1995, by entering an agreement to manufacture and distribute intimate apparel products under the Speedo brand name and by making strategic acquisitions to expand product lines and distribution channels such as the GJM acquisition in February 1996. The Company has further improved its position by continuing to strengthen its relationships with its department store, specialty store and mass merchandise customers.

     The Intimate Apparel Division's net revenues have increased at a 19.3% compounded annual growth rate since 1991, to $689.2 million in fiscal 1995, as the Company increased its penetration with existing accounts, expanded sales to new customers by capitalizing on the high growth in such specialty stores as Victoria's Secret and sales of Fruit of the Loom to mass merchandisers such as Wal-Mart and Kmart and broadened its product lines to include men's underwear. The Company's strong sales increase was accomplished despite the softening of the general retail market due to poor economic conditions and the bankruptcy, reorganization or liquidation of certain major retail store customers during this period. The Intimate Apparel Division has reduced operating expenses as a percentage of net revenue by narrowing its product lines, controlling selling, administrative and general expenses and improving manufacturing efficiency. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing approximately nine million dozen garments per year.

     The Company's bras are sold primarily in the department and specialty stores that have been the Company's traditional customer base for intimate apparel. In June 1992, the Company expanded into a new channel of distribution, mass merchandisers, with its Fruit of the Loom product line, which offers a range of styles designed to meet the needs of the consumer profile of this market. In late 1993 the Company further expanded its channels of distribution by signing a three-year agreement with Avon Products, Inc. to distribute Warner's and Fruit of the Loom bras on an exclusive basis and Scaasi sleepwear throughout the United States. The Company also sees opportunities for continued growth in the Intimate Apparel Division for bras specifically designed for the 'full figure' market, as well as in the panties and daywear product lines.

     The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain and Germany in Europe. International sales accounted for approximately 14.5% of the Intimate Apparel Division's net revenues in fiscal 1995. Net revenues attributable to the international divisions of the Intimate Apparel Division were $84.5 million, $84.1 million and $100.0 million in fiscal years 1993, 1994 and 1995, respectively. Management's strategy is to increase its market penetration in Europe and to open additional channels of distribution. In 1994, the Company joined in a joint venture arrangement with News Corp Limited to market, on an exclusive basis, the Company's products over the Satellite Television Asian Region Network ('STAR'), serving Asia and the Middle East. The STAR network reaches over 60 million households in 53 countries in an area that includes two-thirds of the world's population.

     Initial shipments of merchandise to STAR were made in the fourth quarter of fiscal 1995. In addition, the Company began distributing its products directly in Spain, Portugal and Italy in 1994, having taken back these territories from its previous licensee. In addition to the international marketing of its product lines, the Company has licensed its intimate apparel brand names to manufacturers in several other foreign countries.

     The Company's intimate apparel products are manufactured principally in the Company's facilities in North America, Central America, the Caribbean Basin, Ireland and the United Kingdom. Over the last three years the Company has opened five new manufacturing facilities in response to increased demand. Certain direct and incremental plant start-up costs associated with the establishment of new manufacturing facilities in countries where special efforts are needed to recruit and train entire work forces are capitalized and amortized over five years. Capitalized costs represent direct and incremental costs associated with the new facility and include site selection and site development, worker training costs, rent and other operating costs incurred prior to achieving full production in the facility. This amortization, together with the initial inefficiencies associated with the new facilities resulted in a lower gross profit margin (gross profit as a percentage of net revenues) during the 1993 and 1994 fiscal years. The Company achieved a portion of the expected future benefits associated with these plants in fiscal 1995 with gross profit margin increasing 140 basis points (See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 to 20). In the Company's experience, it is approximately five years before new facilities achieve the manufacturing efficiencies of established plants.

     Although the Intimate Apparel Division generally markets its product lines for three retail selling seasons (spring, fall and holiday), its sales and revenues are somewhat seasonal with approximately 56% of net revenues and 59% of operating income generated during the second half of the fiscal year.

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

     The Menswear Division markets its lines under the following brand names:

             BRAND NAME                           PRICE RANGE                         TYPE OF APPAREL
------------------------------------  ------------------------------------   ---------------------------------

Hathaway............................                 better                  dress shirts, neckwear, knit and
                                                                               woven sportshirts and sweaters

Calvin Klein........................             better/premium              men's underwear(a) and
                                                                               accessories

Chaps by Ralph Lauren...............             upper moderate              dress shirts, neckwear, knit and
                                                                               woven sportshirts, sweaters,
                                                                               sportswear and bottoms

Catalina............................                moderate                 men's and women's sportswear and
                                                                               dress shirts and furnishings

------------

(a) See Intimate Apparel Division

     The Hathaway brand name is owned by the Company. The Chaps by Ralph Lauren, Catalina and Calvin Klein accessories brand names are licensed on an exclusive basis by the Company.

     The Menswear Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses whose profit contribution is below the Company's required return. Since 1993, to improve profitability in this division, the Company (i) discontinued its manufactured dress shirt, neckwear and accessories business segment under the Christian Dior label (See Note 4 of Notes to Consolidated Financial Statements on pages F-7 to F-22), (ii) sold the Puritan label in the United States to Wal-Mart in December 1993 and (iii) did not renew its Golden Bear by Jack Nicklaus license which expired in June 1994.

     Due to the strategic decision to discontinue approximately $100 million of net revenues in under-performing brands, the Menswear Division's net revenues have increased slightly from $180.8 million in fiscal year 1991 to $185.7 million in fiscal 1995. The reduction in net revenues from discontinued brands has been offset by the tremendous success of the Chaps by Ralph Lauren brand which has increased its net revenues by approximately 253% since fiscal 1991 to $138.2 million in fiscal 1995.

     Sportswear. In 1989, the Company began repositioning its Chaps by Ralph Lauren product lines by changing to the use of all natural fibers and updating its styling, which has generated significant net revenue increases as mentioned above. The Company sold, for $7.7 million, its Puritan label in the United States to Wal-Mart in 1993 due to the difficult price points for men's sportswear in the mass merchandise market. During 1992 and 1994, the Company sold or terminated its licenses for Christian Dior sportswear, neckwear, dress shirts and accessories. In addition, the Company did not renew its Golden Bear by Jack Nicklaus license which expired in June 1994. In 1993, the Company entered a license agreement to design men's and women's sportswear and men's dress shirts and furnishings bearing the Catalina trademark. Catalina brand products are sold in the mass merchandise segment of the market. The Company recorded approximately $2.0 million of royalty income associated with Catalina products in fiscal 1995. The Company is in the process of expanding its line of pants and casual bottoms under the Chaps by Ralph Lauren brand.

     Accessories. The Menswear Division markets men's small leather goods, men's jewelry and belts under the Calvin Klein brand name under a worldwide license. The first shipments of Calvin Klein accessories were made in the third quarter of fiscal 1995 to United States customers and accounted for approximately $3.9 million of net revenues in fiscal 1995. Management believes that one of the strengths of its accessories lines is the high level of international consumer recognition associated with the Calvin Klein label. The Company's strategy is to expand the accessories business, which on a consistent basis has generated higher margins than other menswear products.

     Dress Shirts and Neckwear. The Menswear Division designs, manufactures, imports and markets three principal lines of dress shirts: basic, intermediate-fashion and fashion. The average full retail prices of the dress shirts, which are marketed under the Hathaway and Chaps by Ralph Lauren brand names, range from $20 to $45. Substantially all of the division's dress shirts are manufactured at Company owned or leased facilities in North America and the Caribbean Basin. The dress shirt and neckwear market has deteriorated during the last three years due to an oversupply and a shift toward casual wear. As a result, the Menswear Division discontinued the Christian Dior portion of its manufactured dress shirt and neckwear business segment in 1994 in an effort to improve the Company's profitability and operating margins.

     International sales accounted for approximately 5% of net revenues of the Menswear Division in fiscal l995. Net revenues attributable to international divisions of the Menswear Division were $14.1 million, $10.2 million and $8.8 million in fiscal years l993, 1994 and 1995, respectively. The decrease in international sales over the last three years reflects the Company's strategic decision to terminate the Christian Dior licenses, as previously mentioned.

     The Menswear Division's sportswear, consisting of knit shirts and sweaters and other apparel, is sourced principally from the Far East. The Menswear Division manufactures its dress shirts in North America and sources certain styles of dress shirts in the Far East and in the Caribbean Basin. Accessories are sourced in the United States, Europe and the Far East. Neckwear is sourced primarily in the United States.

     The Menswear Division, like the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). The Menswear Division introduces new styles, fabrics and colors based upon consumer preferences and market trends and to coincide with the appropriate retail selling season. The sales of the Menswear Division's product lines follow individual seasonal shipping patterns ranging from one season to three seasons, with multiple releases in some of the division's more fashion-oriented lines. Consistent with industry and consumer buying patterns, approximately 56% of the Menswear Division's net revenues and 59% of the Menswear Division's operating profit are generated in the second half of the calendar year, reflecting the strength of the fall and holiday shopping seasons.

RETAIL OUTLET STORES DIVISION

     The Retail Outlet Stores Division primarily sells the Company's products to the general public. The Company's business strategy with respect to its retail outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers. The Company's retail outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. The Company's newer retail outlet stores are principally intimate apparel stores located in outlet shopping malls. The Company has found that it has improved margins by operating retail outlet stores that sell products of only one of the Company's divisions, and has converted most of its outlets to the exclusive sale of intimate apparel. EBITDA for the Retail Outlet Stores Division in fiscal 1995 improved 25% over fiscal 1994 to $3.5 million. As of January 6, 1996, the Company operated 56 stores, of which 41 carried intimate apparel only, 3 carried menswear only and 12 carried both lines.

INTERNATIONAL OPERATIONS

     The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, Ireland, Belgium, France, Spain and Germany in Europe which engage in sales and marketing activities. With the exception of the fluctuation of local currencies against the United States dollar, the Company does not believe that the operations in Canada and Western Europe are subject to risks which are significantly different from domestic operations. Mexico has historically been subject to high rates of inflation and currency restrictions which may, from time to time, impact the Mexican operation. The Company also sells directly to customers in Mexico. Net revenues from these shipments represent less than 1% of the Company's net revenues in fiscal 1995.

     The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, the Dominican Republic, Canada, Ireland and the United Kingdom and warehousing facilities in Canada, Mexico, the United Kingdom and contracts for warehousing in Spain. The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. The Company's manufacturing policy is to have many potential sources of manufacturing so that a disruption of production at any one facility will not significantly impact the Company.

     The majority of  the Company's  imported purchases are  invoiced in  United
States   dollars  and,  therefore,  are   not  subject  to  short-term  currency
fluctuations.

SALES AND MARKETING

     The Intimate Apparel and Menswear Divisions sell to over 5,000 customers operating more than 15,000 department, mass merchandise and men's and women's specialty stores throughout North America and Europe. None of the Company's customers accounted for more than 10% of the Company's net revenues during any of the three years in the period ended January 6, 1996.

     The Company's retail customers are served by approximately 200 sales representatives. The Company also employs marketing coordinators who work with the Company's customers in designing in-store displays and planning the placement of merchandise. The Company has implemented Electronic Data Interchange (commonly referred to as 'EDI') programs with most of its retailing customers which permit the Company to receive purchase orders electronically from these customers and, in some cases, to transmit invoices electronically. These innovations assist the Company in getting its products to customers on a timely basis and at the lowest cost possible.

     The Company utilizes various forms of advertising media. In fiscal l995, the Company spent approximately $41.0 million or 4.5% of net revenues for advertising and promotion of its various product lines. This compares to $37.2 million or 4.7% of net revenues in fiscal 1994. The statement of income for fiscal 1995 also includes a special charge for advertising costs previously deferable of $11.7 million ($7.3 million after giving effect to income tax benefits of $4.4 million) related to the change in accounting for certain advertising costs in accordance with Statement of Position 93-7 ('SOP 93-7') issued by the American Institute of Certified Public Accountants ('AICPA') in December 1993 for years beginning after July 1994. The increase in advertising costs in fiscal 1995 compared to fiscal 1994 reflects the introductions of Calvin Klein intimate apparel and accessories and Van Raalte intimate apparel and the Company's desire to maintain its strong market position in Warner's, Olga and Fruit of the Loom intimate apparel and Calvin Klein men's underwear. The Company participates on a cooperative basis with retailers, principally through newspaper advertisements.

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

IMPORT QUOTAS

     Approximately one-third of the Company's products are manufactured by contractors located outside the United States. These products are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. While importation of goods from certain countries may be subject to embargo by U.S. Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas through its Washington, D.C. office and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. The existence of import quotas has, therefore, not had a material effect on the Company's business.

EMPLOYEES

     The Company and its subsidiaries employ approximately 16,200 employees. Approximately 18% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced significant interruption of operations due to labor disagreements.

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 2004. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States of America. The Company's license to use the Valentino Intimo trademark for intimate apparel in the United States of

America, its territories and possessions, Puerto Rico and Canada, expires on December 31, 2002, and is extendable subject to the mutual agreement of the parties. In October, 1995, the Company entered into a worldwide licensing arrangement granting the Company exclusive, worldwide rights to use the Valentino Intimo trademark for intimate apparel for a period co-terminus with the Company's United States license, through December 31, 2002, subject to extension by mutual agreement of the parties. The Company has an exclusive license to use the Scaasi trademark in the United States of America, its territories and possessions, Puerto Rico, Canada, Mexico, and numerous Caribbean Islands until December 31, l999. The Company's exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico expires December 31, 1996 and is currently under negotiation for renewal.

     The Company's exclusive license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories is for a period of five years through March 14, 1999 and is renewable for a five-year period through March 14, 2004, solely at the option of the Company. The Company has entered into license agreements with Authentic Fitness Corporation to produce and sell men's and women's sportswear and men's dress shirts and furnishings under the Catalina label and certain intimate apparel under the Speedo label. The Company's exclusive license to use the Catalina trademark for these products worldwide expires in December 2003 and the exclusive license for use of the Speedo name for intimate apparel products continues in perpetuity.

     Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

     The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear, Calvin Klein intimate apparel, Van Raalte and Hathaway. The Company has a license in perpetuity for White Stag women's sportswear and intimate apparel.

     The Company licenses the Warner's, Hathaway, White Stag, Catalina and Calvin Klein brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with licensees, to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into license agreements with other companies that would permit such companies to market products under the Warner's, Hathaway, White Stag, Catalina, Calvin Klein and other trademarks. Generally, in evaluating a potential licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from such licensing was approximately $15.0 million (including the sale of the Puritan trademark in the United States for $7.7 million), $11.5 million (including the sale of certain trademarks to Authentic Fitness Corporation for $6.6 million) and $10.8 million in fiscal years 1993, 1994 and 1995, respectively.

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     A substantial portion of net revenues is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     The information required by this portion of Item 1 is incorporated herein by reference to Note 7 of Notes to Consolidated Financial Statements on pages F-7 to F-22.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut and California, pursuant to leases that expire in 1999 and 2000, respectively.

     The Company has 14 domestic manufacturing and warehouse facilities located in Alabama, Connecticut, Georgia, Kentucky, Pennsylvania, Maine, California, New York and Tennessee and 19 international manufacturing and warehouse facilities located in Costa Rica, the Dominican Republic, Honduras, Mexico, Canada, the United Kingdom, Ireland and Spain. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns eight of its domestic and three of its international facilities. The balance of the facilities are leased. Lease terms, except for four month-to-month leases, expire from 1996 to 2007. No facility is under-utilized except for one facility located in Sylvania, Georgia, which the Company has listed for sale.

     The Company leases sales offices in a number of major cities, including Dallas and New York in the United States; Brussels, Belgium; Frankfurt, Germany; Toronto, Canada; London, England; Madrid, Spain and Paris, France. The sales office leases expire between 1996 and 2001 and are renewable at the Company's option. The Company leases 55 retail outlet store locations. Outlet store leases, except for two month-to-month leases, expire from 1996 to 2006 and are generally renewable at the Company's option.

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

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, which is individually or in the aggregate material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                       NAME                           AGE                        POSITION
---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   50    Director, Chairman of the Board, President and
                                                              Chief Executive Officer
William S. Finkelstein.............................   47    Director, Senior Vice President and Chief Financial
                                                              Officer
Stanley P. Silverstein.............................   43    Vice President, General Counsel and Secretary
Wallis H. Brooks...................................   40    Vice President and Controller
Carl J. Deddens....................................   43    Vice President and Treasurer

     Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Travelers Group, Inc. and Authentic Fitness Corporation.

     Mr. Finkelstein has been Senior Vice President of the Company since May 1992 and Chief Financial Officer and Director of the Company since May 1995. Mr. Finkelstein served as Vice President and Controller of the Company from November 1988 until his appointment as Senior Vice President. Mr. Finkelstein served as Vice President of Finance of the Company's Activewear and Olga divisions from March 1988 until his appointment as Controller of the Company. Mr. Finkelstein served as Vice President and Controller of SPI Pharmaceuticals Inc. from February 1986 to March 1988 and held various financial positions, including Assistant Corporate Controller with Max Factor and Company, between 1977 and 1985. Mr. Finkelstein also serves as a Director of Authentic Fitness Corporation.

     Mr. Silverstein has been Vice President, General Counsel and Secretary of the Company since December 1990. Mr. Silverstein served as Assistant Secretary of the Company from June 1986 until his appointment as Secretary in January 1987.

     Mr. Brooks has been Vice President and Controller of the Company since May 1995. Mr. Brooks served as Senior Vice President and Chief Financial Officer of Authentic Fitness Corporation from November 1993 until April 1995. Mr. Brooks held various financial positions with the Company from November 1988 until October 1993 including Treasurer of the Company from May 1992 until October 1993. Prior to joining the Company, Mr. Brooks was associated with the predecessor to the international accounting firm Ernst & Young LLP.

     Mr. Deddens has been Vice President and Treasurer of the Company since March 1996 . Prior to joining the Company, Mr. Deddens served as Vice President and Treasurer of Revlon, Inc. from 1991 to 1996 and as Assistant Treasurer from 1987 to 1991. Mr. Deddens held various financial positions with Allied-Signal Corporation and Union Texas Petroleum Corporation from 1981 to 1987.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol 'WAC'. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape. Prices have been adjusted to reflect the two-for one stock split effective October 3, 1994.

PERIOD                                                                                    HIGH                LOW
----------------------------------------------------------------------------------   ---------------    ---------------

1993:
     First Quarter................................................................   $19 5/8            $13 3/8
     Second Quarter...............................................................    18 15/16           14 13/16
     Third Quarter................................................................    17 1/16            14 3/8
     Fourth Quarter...............................................................    17 13/16           14 1/4

1994:
     First Quarter................................................................   $15 5/8            $13 1/8
     Second Quarter...............................................................    17 5/8             14 5/8
     Third Quarter................................................................    18 5/8             14 5/16
     Fourth Quarter...............................................................    19 1/4             14 1/8

1995:
     First Quarter................................................................   $18                 14 7/8
     Second Quarter...............................................................    21 1/4             16 1/2
     Third Quarter................................................................    24 3/8             20
     Fourth Quarter...............................................................    26 7/8             21 7/8

1996:
     First Quarter (through March 15, 1996).......................................   $28                 21 3/8

     A recent last sales price for the shares of Common Stock as reported on the New York Stock Exchange Composite Tape was $26 5/8 on March 15, 1996. On March 1, 1996 there were 161 holders of Class A Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     In fiscal 1995, the Company initiated a regular cash dividend of $0.28 per annum. The initial cash dividend was paid on June 30, 1995. On February 22, 1996, the Company's Board of Directors approved a cash dividend of $0.07 per share payable on April 8, 1996 to shareholders of record on March 1, 1996. Total dividends paid or accrued on the Company's Common Stock were approximately $9.5 million in the year ended January 6, 1996 (none in the years ended January 8, 1994 and January 7, 1995, respectively).

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere herein. The consolidated statement of income data set forth below with respect to the fiscal years ended January 8, 1994, January 7, 1995 and January 6, 1996, the consolidated balance sheet data at January 7, 1995 and January 6, 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included herein and should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended January 4, 1992 and January 2, 1993 and the consolidated balance sheet data at January 4, 1992, January 2, 1993 and January 8, 1994 are derived from audited consolidated financial statements not included herein.

                                                                  FISCAL YEAR ENDED
                                        ---------------------------------------------------------------------
                                        JANUARY 4,     JANUARY 2,     JANUARY 8,     JANUARY 7,    JANUARY 6,
                                         1992(A)          1993        1994(A)(B)     1995(A)(C)     1996(E)
                                        ---------------------------------------------------------------------
                                                     (IN MILLIONS, EXCEPT RATIOS AND SHARE DATA)

STATEMENT OF INCOME DATA:

Net revenues........................    $   562.5      $   625.1      $   703.8      $   788.8     $   916.2
Gross profit........................        195.4          219.3          236.4          255.8         309.7
Income before non-recurring items,
  special items, interest and income
  taxes.............................         70.8           89.8           92.2           99.2         125.6
Interest expense....................         72.3           48.8           38.9           32.5          33.9
Income (loss) before non-recurring
  and special items, net of income
  taxes.............................         (6.5)          47.6           53.3           66.3          56.9
Income (loss) from continuing
  operations........................        (19.5)          47.6           53.3           63.3          49.6
Preferred stock dividends paid......          5.5            2.7             --             --            --
Income (loss) from continuing
  operations applicable to common
  stock.............................        (25.0)          44.9           53.3           63.3          49.6
Net income (loss) applicable to
  common stock(d)...................        (33.9)         (20.2)          24.1           63.3          46.5
Dividends on common stock...........           --             --             --             --           9.5
Per share amounts:(d)
Income (loss) before non-recurring
  and special items, net of income
  taxes.............................        (0.34)          1.25           1.34           1.61          1.26
Income (loss) from continuing
  operations........................        (1.31)          1.18           1.34           1.53          1.10
Net income (loss)...................        (1.78)         (0.53)          0.61           1.53          1.03
Weighted average number of shares of
  Common Stock outstanding(d).......    19,059,062     38,109,450     39,770,482     41,285,355    45,278,117
Divisional Summary:
  Net revenues:
    Intimate Apparel................    $   339.7      $   384.8      $   423.2      $   565.3     $   689.2
    Menswear........................        180.8          200.0          243.2          183.8         185.7
    Retail Outlet Stores............         42.0           40.3           37.4           39.7          41.3
                                        ----------     ----------     ----------     ----------    ----------
                                        $   562.5      $   625.1      $   703.8      $   788.8     $   916.2
                                        ----------     ----------     ----------     ----------    ----------
                                        ----------     ----------     ----------     ----------    ----------
  Percentage of net revenues:
    Intimate Apparel................         60.4%          61.6%          60.1%          71.7%         75.2%
    Menswear........................         32.1           32.0           34.6           23.3          20.3
    Retail Outlet Stores............          7.5            6.4            5.3            5.0           4.5
                                        ----------     ----------     ----------     ----------    ----------
                                            100.0%         100.0%         100.0%         100.0%        100.0%
                                        ----------     ----------     ----------     ----------    ----------
                                        ----------     ----------     ----------     ----------    ----------
  BALANCE SHEET DATA (AT FISCAL YEAR
    END):
    Working capital.................    $   109.3      $   141.5      $   122.0      $   104.5     $   309.5
    Total assets....................        540.5          629.6          688.6          780.6         939.1
    Long term debt (excluding
      current maturities)...........        344.8          277.6          245.5          206.8         194.3
    Redeemable preferred stock......         41.5             --             --             --            --
    Stockholders' equity
      (deficit).....................         (1.7)         135.8          159.1          240.5         500.3

------------------------

 (a) On September 4, 1991, the Company's Board of Directors determined that the Company should restructure its knitwear operations. The restructuring resulted in a non-recurring charge of $13 million (or $0.68 per share) in fiscal 1991. Such charge was associated with the closing of the Company's knitwear manufacturing facilities and the liquidation of the related inventory. In October 1993, the Company decided to discontinue a portion of its men's manufactured dress shirt and neckwear business segment. This resulted in a non-recurring charge of $19.9 million. Also, the Company incurred a $2.6 million non-recurring charge associated with a previously discontinued business. The total non-recurring charge recorded in fiscal 1993 was $22.5 million (or $0.56 per share). In fiscal 1994, the Company incurred a $3 million (or $0.07 per share) charge related to the California earthquake.

 (b) Fiscal 1993 includes a $10.5 million charge (or $0.26 per share) for the cumulative effect of the Company changing its method of accounting for postretirement benefits other than pensions.

 (c) Income reflects the benefits of utilizing the Company's net operating loss carryforward to offset the Company's federal income tax provision. Income before non-recurring items, after giving effect to a normalized tax provision at the Company's fiscal 1995 effective income tax rate of 38% was $41.1 million (or $1.00 per share).

 (d) All share and per share amounts have been adjusted to reflect the two-for-one stock split effective October 3, 1994 and includes all Common Stock and Common Stock equivalents.

 (e) Effective with the 1995 fiscal year, the Company adopted Statement of Position 93-7 ('SOP 93-7'), dealing with certain types of advertising and promotion costs. SOP 93-7 requires, among other things, that certain costs, which had previously been deferred for amortization against future revenues, be currently expensed. The Company incurred a special charge for advertising costs previously deferable of $11.7 million ($7.3 million net of income tax benefits) (or $0.16 per share) primarily in the fourth quarter of fiscal 1995 related to SOP 93-7.

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

     The Intimate Apparel Division's net revenues have grown at a compounded annual growth rate of approximately 19% since 1991.

     Menswear Division net revenues have decreased from $213.9 million in fiscal 1989 to $185.7 million in fiscal 1995, reflecting the Company's strategic decisions to eliminate cash intensive businesses and businesses that did not demonstrate the potential to achieve profitability levels acceptable to management (See Note 4 of Notes to Consolidated Financial Statements on pages F-7 to F-22). The strategic decisions included (i) not renewing the Company's license with Pringle of Scotland in 1989, (ii) closing its knitwear manufacturing facilities in 1991, (iii) restructuring the Company's dress shirt and neckwear manufacturing facilities in 1993, (iv) not renewing the Company's license for Golden Bear by Jack Nicklaus in 1994, (v) terminating the Christian Dior licenses for dress shirts, neckwear and accessories in 1994 and selling the Christian Dior license for sportswear in 1992 and (vi) selling the Puritan trademark in the United States to Wal-Mart in 1993. The negative impact on net revenues of the discontinued businesses was partially offset by strong growth in the Company's Chaps by Ralph Lauren line which has increased net revenues by approximately 500% since 1989.

RESULTS OF OPERATIONS

     The consolidated statements of income for the Company are summarized below. The Divisional Summary includes the Retail Outlet Stores Division for reporting purposes; however, since the Company's business strategy is to use its retail outlet stores as a channel for its excess inventory and the Company does not consider the results of such division to be material, the Retail Outlet Stores Division is not discussed further.

                              STATEMENT OF INCOME
                                (SELECTED DATA)

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                              JANUARY 8,    % OF NET    JANUARY 7,    % OF NET    JANUARY 6,    % OF NET
                                                 1994       REVENUES       1995       REVENUES       1996       REVENUES
                                              ----------    --------    ----------    --------    ----------    --------

Net revenues...............................     $703.8        100.0%      $788.8        100.0%      $916.2        100.0%
Cost of goods sold.........................      467.4         66.4%       533.0         67.6%       606.5         66.2%
                                              ----------    --------    ----------    --------    ----------    --------
Gross profit...............................      236.4         33.6%       255.8         32.4%       309.7         33.8%
Selling, administrative and general
  expenses.................................      144.2         20.5%       156.6         19.9%       184.0         20.1%
Income before non-recurring and special
  items, interest and income taxes.........       92.2         13.1%        99.2         12.5%       125.6         13.7%
Interest expense...........................       38.9                      32.5                      33.9
Income before extraordinary items and
  cumulative effect of the change in the
  method of accounting.....................       53.3                      63.3                      49.6
Income before non-recurring and special
  items, adjusted for a normalized income
  tax provision of 38%.....................       33.0                      41.4                      56.9

                               DIVISIONAL SUMMARY

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                                              % OF                      % OF                      % OF
                                              JANUARY 8,     GROSS      JANUARY 7,     GROSS      JANUARY 6,     GROSS
                                                 1994        PROFIT        1995        PROFIT        1996        PROFIT
                                              ----------    --------    ----------    --------    ----------    --------

Net revenues:
     Intimate Apparel......................     $423.2                    $565.3                    $689.2
     Menswear..............................      243.2                     183.8                     185.7
     Retail Outlet Stores..................       37.4                      39.7                      41.3
                                              ----------                ----------                ----------
                                                $703.8                    $788.8                    $916.2
                                              ----------                ----------                ----------
                                              ----------                ----------                ----------
Gross profit:
     Intimate Apparel......................     $167.7         70.9%      $203.5         79.6%      $259.2         83.7%
     Menswear..............................       53.7         22.7%        38.2         14.9%        35.5         11.5%
     Retail Outlet Stores..................       15.0          6.4%        14.1          5.5%        15.0          4.8%
                                              ----------    --------    ----------    --------    ----------    --------
                                                $236.4        100.0%      $255.8        100.0%      $309.7        100.0%
                                              ----------    --------    ----------    --------    ----------    --------
                                              ----------    --------    ----------    --------    ----------    --------

COMPARISON OF FISCAL 1995 WITH FISCAL 1994.

     Net revenues increased 16.2% to $916.2 million from the $788.8 million recorded in fiscal 1994 due primarily to a 21.9% increase in intimate apparel net revenues.

     INTIMATE APPAREL DIVISION. Net revenues increased 21.9% to $689.2 million in fiscal 1995 from $565.3 million in fiscal 1994. Warner's and Olga domestic net revenues increased 12.6% (including Victoria's Secret and Avon). Calvin Klein net revenues increased 162% to $159.7 million compared to $61.0 million in fiscal 1994 (nine months of operations in fiscal 1994). The increase in Calvin Klein is a result of the launch of Calvin Klein women's intimate apparel and an over 70% increase in the Calvin Klein men's underwear business. Fruit of the Loom net revenues decreased 17.3% in fiscal 1995 compared to fiscal 1994 primarily as a result of a decrease of approximately $27 million in Avon shipments. Fruit of the Loom net revenues in the mass merchandise market (without Avon) increased 30.7% in fiscal 1995 compared to fiscal 1994. International sales increased 18.9% to $100.0 million compared to $84.1 million in fiscal 1994 which represents a significant turnaround compared to prior years.

     MENSWEAR DIVISION. Net revenues increased 1.1% to $185.7 million in fiscal 1995 from $183.8 million in fiscal 1994. Excluding discontinued brands (Dior, Puritan and Nicklaus), net revenues increased 13.6% primarily attributable to continued growth in Chaps by Ralph Lauren where net revenues increased 14.3% in fiscal 1995 compared to fiscal 1994 and to the launch of Calvin Klein accessories which generated net revenues of $3.9 million in its first four months of shipping. Hathaway net revenues decreased 6% in fiscal 1995 compared to fiscal 1994 reflecting continued softness in the men's dress shirt market.

     Gross profit increased 21.1% to $309.7 million in fiscal 1995 compared to $255.8 million in fiscal 1994. Gross profit as a percentage of net revenues increased to 33.8% in fiscal 1995 compared to 32.4% in fiscal 1994. The increase in gross profit as a percentage of net revenues of 140 basis points primarily reflects manufacturing efficiencies achieved in the Intimate Apparel Division and a more favorable mix due to growth in the Calvin Klein business.

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit increased 27.4% to $259.2 million (37.6% of net revenues) in fiscal 1995 from $203.5 million (36.0% of net revenues) in fiscal 1994. Gross profit as a percentage of net revenues increased to 37.6% of net revenues from 36.0% in fiscal 1994 due primarily to manufacturing efficiencies associated with the Company's new manufacturing facilities and a better mix of sales reflecting the sales increase in the Calvin Klein business.

     MENSWEAR DIVISION. Gross profit in the Menswear Division decreased slightly to $35.5 million (19.1% of net revenues) in fiscal 1995 from $38.2 million in fiscal 1994 (20.7% of net revenues). The decrease in net revenues and gross profit as a percentage of net revenues reflects softness in the men's dress shirt business and the final liquidation of merchandise related to discontinued brands.

     Selling, administrative and general expenses increased 17.5% to $184.0 million (20.1% of net revenues) in fiscal 1995 from $156.6 million (19.9% of net revenues) in fiscal 1994. The increase in selling, administrative and general expenses reflects higher sales volume and an increase in marketing and advertising expenses (not including the special charge for advertising costs previously deferable in accordance with SOP 93-7) of approximately $4 million in fiscal 1995 compared to fiscal 1994. The increase in advertising and promotion expenses is primarily related to the launch of Calvin Klein women's intimate apparel. Selling, administrative and general expenses as a percentage of net revenues for fiscal 1995 were essentially equal to fiscal 1994, reflecting continuing efforts to control operating expenses.

     Interest expense increased slightly to $33.9 million in fiscal 1995 from $32.5 million in fiscal 1994. The increase in interest expenses reflects increased interest costs supporting the increased working capital required for the 16.2% sales growth achieved in fiscal 1995 offset by the favorable impact from the proceeds from the Company's offering of Common Stock which was completed in October 1995.

     The Company's treatment of certain advertising costs changed in fiscal 1995 reflecting the American Institute of Certified Public Accountants Statement of Position 93-7 ('SOP 93-7'). SOP 93-7 requires, among other things, that certain advertising costs previously deferred and amortized over the period benefited, be expensed in the period the advertising is first run. As a result of adopting SOP 93-7, the Company incurred a special charge for advertising costs previously deferable of $11.7 million ($7.3 million net of income tax benefits) primarily in the fourth quarter of fiscal 1995.

     Income tax expense for fiscal 1995 was $30.4 million corresponding to an effective income tax rate of 38%. Income tax expense for fiscal 1994 was $0.4 million. Income tax expense for fiscal 1994 reflects $22.5 million of tax benefits associated with the Company's net operating loss carryforwards. The Company had utilized substantially all of its net operating loss carryforward benefits for financial reporting purposes at the end of fiscal 1994 and, as a result, had approximately $38.5 million of deferred tax assets at 1994 fiscal year end.

     The difference between the U.S. federal statutory income tax rate of 35% and the Company's effective income tax rate of 38% for fiscal 1995 primarily reflects the impact of state income taxes and the effect of non-deductible intangible amortization partially offset by certain benefits associated with state income tax net operating loss carryforwards.

     For income tax purposes, the Company has net operating loss carryforwards available to offset future taxable income amounting to approximately $39.8 million at January 6, 1996. These carryforwards, which the Company expects to fully utilize, will result in a future tax savings of approximately $13.9 million at current U.S. federal corporate income tax rates. The net operating loss carryforwards expire beginning in 2001 and fully expire in 2007.

     As a result of the Company's Common Stock offerings in 1991 and 1992 and other changes in the ownership of the Company's Common Stock, certain provisions of the Internal Revenue Code could limit the rate at which the Company will be able to utilize its net operating loss carryforwards. The Company believes that it will realize all of the benefits attributable to its net operating loss carryforwards; however, the amount of such benefits that the Company will realize and the period in which any benefit is realized are subject to several factors including the general level of economic activity, the level of earnings and future changes in U.S. corporate income tax laws and regulations (See Note 8 of Notes to Consolidated Financial Statements on pages F-7 to F-22).

     Income before non-recurring and special items, adjusted to reflect a normalized income tax rate of 38%, increased 37.4% to $56.9 million in fiscal 1995 compared to $41.4 million in fiscal 1994. The increase reflects higher operating income.

     In October 1995, the Company entered into new bank credit agreements and wrote-off deferred financing costs related to the prior bank credit agreement. The write-off resulted in an extraordinary item of $3.1 million (net of income tax benefits of $1.9 million) due to the early extinguishment of debt.

     Net income, after non-recurring, special and extraordinary charges was $46.5 million in fiscal 1995 compared to $63.3 million in fiscal 1994. The decrease in net income in fiscal 1995 compared to fiscal 1994 reflects the impact of the full income tax provision in fiscal 1995 and the special charge for SOP 93-7, partially offset by higher operating income, as noted above.

COMPARISON OF FISCAL 1994 WITH FISCAL 1993.

     Net revenues increased 12.1% from $703.8 million in fiscal 1993 to $788.8 million in fiscal 1994. The increase in net revenue was accomplished despite a planned reduction of approximately $90 million in discontinued Menswear brands and is attributable to continued growth in the Company's Intimate Apparel Division of 33.6% and continued net revenue growth in the Company's Chaps by Ralph Lauren line of 36%.

     INTIMATE APPAREL DIVISION. Net revenues increased 33.6% to $565.3 million in fiscal 1994 from the $423.2 million recorded in fiscal 1993. The increase was driven by the acquisition of Calvin Klein which generated net revenues of $61.0 million in fiscal 1994, an increase in Fruit of the Loom net revenues of 95.4% to $64.3 million and increases in the net revenues of Warner's and Olga of 13.2%.

     MENSWEAR DIVISION. Net revenues for fiscal 1994 decreased to $183.8 million from $243.2 million in fiscal 1993. The decrease in sales is attributable to the Company's strategic decisions in fiscal 1993 and 1994 to (i) sell the Puritan trademark to Wal-Mart, (ii) discontinue the Golden Bear by Jack Nicklaus product line, and (iii) terminate the Christian Dior licenses for men's dress shirts, neckwear and accessories in 1995. Without these discontinued brands, Menswear Division net revenues increased 15.3% in fiscal 1994 to $164.5 million from $142.9 million in fiscal 1993. The increase is attributable to continued growth of 36.0% in the net revenues of Chaps by Ralph Lauren.

     Gross profit increased to $255.8 million in fiscal 1994 from $236.4 million in fiscal 1993. Gross profit as a percentage of net revenues decreased to 32.4% in fiscal 1994 from 33.6% in fiscal 1993. The decrease in gross profit as a percentage of net revenue reflects the higher mix of Fruit of the Loom sales, the amortization of start up costs in the Fruit of the Loom business and decreased manufacturing efficiency due to the start up of four new plants.

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit increased 21.3% to $203.5 million (36.0% of net revenues) from the $167.7 million (39.6% of net revenues) recorded in fiscal 1993. The increase in gross profit reflects the higher net revenues noted above. Gross profit as a percentage of net revenues decreased from 39.6% to 36.0% due to the mix of Fruit of the Loom sales, the amortization of Fruit of the Loom start-up costs and decreased manufacturing efficiency, as noted above.

     MENSWEAR DIVISION. Menswear Division gross profit decreased to $38.2 million (20.7% of net revenues) in fiscal 1994 from $53.7 million (22.1% of net revenues) last year. The decrease in gross profit reflects the lower sales volume due to discontinued brands, as discussed above. The decrease in gross profit as a percentage of net revenues reflects the favorable impact in fiscal 1993 from the sale of the Puritan trademark.

     Selling, administrative and general expenses increased 8.6% in fiscal 1994 to $156.6 million (19.9% of net revenue) from $144.2 million (20.5% of net revenue) in fiscal 1993. The increase in selling, administrative and general expenses reflects sales volume increases and an increase in marketing expenses of $5.6 million to $37 million. Marketing expenses increased to 4.7% of net revenue in fiscal 1994 from 4.5% in fiscal 1993 and 3.2% in fiscal 1992. The decrease in selling, administrative and general expenses as a percentage of net revenue reflects continued efforts to control operating expenses by the Company and the favorable impact of increased sales to mass merchandisers and Avon which have lower selling expense than the Company's traditional channels of distribution.

     Interest expense decreased 17% to $32.5 million in fiscal 1994 from $38.9 million in fiscal 1993 despite a significant increase in interest rates during 1994. The decrease in interest expense is a result of the refinancing of the Company's credit agreement in the fourth quarter of fiscal 1993, the attainment of an Investment Grade credit rating of BBB- from Standard & Poor's in May 1994, and the renegotiation of the Company's cost of borrowing in June 1994. The combination of the refinancing, the improved credit rating and the renegotiated borrowing rate lowered the Company's cost of borrowing by 75 basis points to LIBOR plus 0.5%. In addition, the Company has purchased interest rate swap agreements which effectively fix the Company's rate of interest on $275 million of debt at approximately 6.2% through fiscal 1995.

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

     The provision for income taxes for fiscal 1994 reflects the recognition of tax benefits of $22.6 million related to the Company's net operating loss carryforwards which offset substantially all of the Company's income tax provision for fiscal 1994. The Company has utilized substantially all of its net operating loss carryforwards for financial reporting purposes at the end of fiscal 1994. The Company had total deferred tax assets of approximately $38.5 million at the end of fiscal 1994 and as a result began reporting fully taxed earnings in fiscal 1995. The Company recognized $31.3 million of income tax benefits related to future periods in fiscal years 1992 and 1993.

     For income tax purposes the Company had net operating loss carryforwards available to offset future taxable income amounting to approximately $110 million at January 7, 1995. These carryforwards, which the Company expects to fully utilize, will result in a future tax savings of approximately $38.5 million at current U.S. federal corporate income tax rates as of the end of fiscal 1994. The net operating loss carryforwards expire beginning in 2001 and fully expire in 2007.

     As a result of the Company's Common Stock offerings in 1991 and 1992 and other changes in the ownership of the Company's Common Stock, certain provisions of the Internal Revenue Code may limit the rate at which the Company will be able to utilize its net operating loss carryforwards. The Company believes that it will realize all of the benefits attributable to its net operating loss carryforwards; however, the amount of such benefits that the Company will realize and the period in which any benefit is realized are subject to several factors including the general level of economic activity, the level of earnings and future changes in U.S. corporate income tax laws and regulations (See Note 8 of Notes to Consolidated Financial Statements on pages F-7 to F-22).

     Income from continuing operations for fiscal 1994 was $63.3 million compared to $53.3 million in fiscal 1993. The increase in income from continuing operations of $10.0 million or 18.8% is attributable to increased operating income and lower interest expense, as noted above.

     Net income for fiscal 1994 was $63.3 million compared to $24.1 million in fiscal 1993. Net income for fiscal 1993 included an extraordinary item of $18.6 million (without income tax benefit) primarily related to premium payments and the write-off of deferred financing costs associated with the early extinguishment of debt. In addition, fiscal 1993 included a $10.5 million non-cash charge for the cumulative effective of adopting Statement of Financial Accounting Standards No. 106.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates nearly all of its net operating cash flow in the fourth quarter of the fiscal year, reflecting third quarter and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year. (See 'Seasonality').

     In October 1995, the Company sold 9,717,000 shares of Class A Common Stock in an underwritten public offering. Net proceeds of the offering were approximately $223 million and were used to repay outstanding debt. In addition, the Company refinanced its bank credit agreement. The new bank credit agreements consist of a term loan of $200 million and revolving loans of $350 million. In addition, the Company entered a new letter of credit bank facility that allows the Company to issue up to $200 million in trade letters of credit and finance up to $100 million of the trade letters of credit for up to 90 days. Borrowings under the above credit agreements are essentially unsecured and bear interest at the bank's base lending rate or at approximately LIBOR plus 0.375%. The rate of interest payable on outstanding borrowing decreases as the Company's implied senior debt rating from certain credit rating agencies improves. In January 1996, the Company achieved an implied senior debt rating of BBB from Standard and Poors, Inc., its fifth debt rating upgrade in less than four years.

     Cash used by operating activities for the 1995 fiscal year totaled approximately $(13.6) million compared to cash provided by operating activities of $77.8 million in fiscal 1994. The use of cash in fiscal 1995 compared to fiscal 1994 reflects the increase in working capital, primarily inventory necessary to support increases in net revenues for fiscal 1995 of over 16%. In addition, the increase in inventory reflects management's decision to increase inventory in core products and growth brands (Calvin Klein, Warner's and Chaps by Ralph Lauren) to continue its growth and improve service levels to customers.

     Interest expense for fiscal 1995 totalled $33.9 million, a slight increase over the $32.5 million in fiscal 1994. Interest expense includes approximately $1.2 million of non-cash interest in both fiscal 1995 and fiscal 1994. Non-cash interest primarily reflects amortization of deferred debt issue costs. As a result of receiving approximately $223 million of net proceeds from the Company's stock offering in October 1995, the Company expects that interest expense will be reduced to approximately $25 million in fiscal 1996. The actual level of interest expense that the Company will incur in fiscal 1996 is dependent on several factors, including the overall level of interest rates, the general level of economic activity, the level of retail sales and the Company's need for working capital to fund growth in its operations.

     At January 6, 1996, the Company had approximately $293 million of additional borrowing available under the revolving loan portions of its United States bank facilities. The Company also has bank credit agreements in Canada and Europe. At January 6, 1996, the Company had approximately $29 million of additional credit available under these agreements. The Company believes that funds available under its various bank facilities, together with cash flow to be generated from future operations, will be sufficient to meet the capital expenditure requirements and working capital needs of the Company, including interest and debt principal payments for the next twelve months and for at least the next several years.

     Capital   expenditures  for   new  facilities,   improvements  to  existing
facilities and for machinery and equipment were approximately $12.4 million, $17.5 million and $39.1 million in the 1993, 1994 and 1995 fiscal years, respectively. Depreciation expense was $9.2 million, $10.8 million and $13.3 million in the

1993, 1994 and 1995 fiscal years, respectively. The increase in capital expenditures in fiscal 1995 compared to fiscal 1994 represents the significant investment in store fixtures for both the Calvin Klein and Chaps by Ralph Lauren brands.

SEASONALITY

     The operations of the Company are somewhat seasonal, with approximately 56% of net revenues, 60% of operating income before non-recurring items and substantially all of the Company's net cash flow from operating activities generated in the second half of the fiscal year. Generally, the Company's operations during the first half of the year are financed by increased borrowing. The following sets forth the net revenues, operating income before non-recurring items and net cash flow from operating activities generated for each quarter of fiscal 1994 and fiscal 1995.

                                                                   THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------
                                                                     (IN MILLIONS)
                                      APR 9,    JUL 9,    OCT 8,    JAN 7,    APR 8,    JUL 8,    OCT 7,    JAN 6,
                                       1994      1994      1994      1995      1995      1995      1995      1996
                                      ------    ------    ------    ------    ------    ------    ------    ------
Net revenues.......................   $147.7    $190.3    $217.9    $232.9    $195.2    $210.4    $239.5    $271.1
Operating income before non-
  recurring items..................   $ 20.1    $ 18.1    $ 30.1    $ 30.9    $ 25.5    $ 24.4    $ 39.2    $ 36.5
Cash flow from operating
  activities.......................   $(41.0)   $ (2.9)   $ 17.7    $ 92.8    $(43.0)   $  0.4    $(70.4)   $ 99.4

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

IMPACT OF NEW ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants issued Statement of Position 93-7 -- Reporting on Advertising Costs ('SOP 93-7') in December 1993 effective for the Company's 1995 fiscal year. SOP 93-7 requires, among other things, that certain advertising and promotional costs that the Company had previously deferred and amortized over the period benefitted must be charged directly to operations in the period the advertisement first runs. The Company incurred a special charge for advertising costs previously deferable of $11.7 million ($7.3 million net of income tax benefits) primarily in the fourth quarter of fiscal 1995 related to SOP 93-7.

     In October 1995, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ('FAS 123'), which establishes market value accounting and reporting standards for stock-based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the intrinsic value approach under APB Opinion No. 25. The Company is required to adopt FAS 123 for its 1996 fiscal year and anticipates that the accounting for its stock-based compensation will continue to follow APB Opinion 25. The Company expects to provide pro-forma disclosure in fiscal 1996 using the fair market value method specified in FAS 123.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from pages 10-11 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc.

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

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Accountants..........................................................................    F-1
Report of Independent Auditors.............................................................................    F-2
Consolidated Balance Sheets as of January 7, 1995 and January 6, 1996......................................    F-3
Consolidated Statements of Income for the Years Ended January 8, 1994, January 7, 1995 and January 6,
  1996.....................................................................................................    F-4
Consolidated Statement of Stockholders' Equity for the Years Ended January 8, 1994, January 7, 1995 and
  January 6, 1996..........................................................................................    F-5
Consolidated Statements of Cash Flows for the Years Ended January 8, 1994, January 7, 1995 and January 6,
  1996.....................................................................................................    F-6
Notes to Consolidated Financial Statements.................................................................    F-7

     2.  Financial Statement Schedules:

        Report of Independent Accountants...................................................................   S-1
        II  Valuation and Qualifying Accounts and Reserves..................................................   S-2

         Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.  Exhibits:

 3.1      Amended and Restated Certificate  of Incorporation of the  Company. (Incorporated herein  by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995)
 3.2      Bylaws  of the Company.  (Incorporated herein by  reference to Exhibit  3.2 to the Company's
          Registration Statement on Form S-1, No. 33-45877.)
 4.1      Registration Rights Agreement  dated March 14,  1994 between the  Company and Calvin  Klein,
          Inc.  ('CKI'). (Incorporated herein by  reference to Exhibit 4.1  to the Company's Form 10-Q filed May 24, 1994).
10.1      Credit Agreement dated  as of October  12, 1995 (the  'U.S. $450,000,000 Credit  Agreement')
          among  the Company, Warnaco  Inc.; The Bank of  Nova Scotia and  Citibank, N.A., as Managing
          Agents; Citibank N.A.  as Documentation  Agent; The  Bank of  Nova Scotia  as Paying  Agent,
          Competitive Bid Agent, Swing Line Lender and an Issuing Bank and certain other lenders named therein  (Incorporated herein by reference to Exhibit  10.1 to the Company's Form 10-Q filed
          November 21, 1995).
10.2      Credit Agreement dated  as of  October 12, 1995  (the 'U.S.  $100,000,000 364-day  Revolving
          Credit  Agreement') among the Warnaco Inc. and The Bank of Nova Scotia and Citibank, N.A. as
          Managing Agents; Citibank N.A.  as Documentation Agent;  The Bank of  Nova Scotia as  Paying
          Agent,  Competitive  Bid Agent,  Swing Line  Lender and  an Issuing  Bank and  certain other lenders named therein  (Incorporated herein by  reference to Exhibit  10.1 to the  Company's
          Form 10-Q filed November 21, 1995).
10.3      Credit  Agreement dated as  of December 4,  1995 (the 'U.S.  $200,000,000 Credit Agreement')
          among Warnaco Inc., the Company and  The Bank of Nova Scotia,  as agent for the Lenders  and certain other lenders named therein.
10.4      Employment Agreement, dated as of January 6, 1991, between the Company and Linda J. Wachner.
          (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on
          Form S-1, No. 33-42641.)
10.5      Incentive  Compensation  Plan. (Incorporated  herein  by reference  to  Exhibit 10.8  to the
          Company's Registration Statement on Form S-1, No. 33-45877.)
10.6      1991 Stock Option Plan. (Incorporated herein by  reference to Exhibit 10.9 to the  Company's
          Registration Statement on Form S-1, No. 33-45877.)
10.7      Amended  and Restated 1988 Employee Stock Purchase Plan, as amended. (Incorporated herein by reference to  Exhibit  10.10  to the  Company's  Registration  Statement on  Form  S-1,  No.
          33-45877.)
10.8      Warnaco  Employee Retirement Plan. (Incorporated herein by reference to Exhibit 10.11 to the
          Company's Registration Statement on Form S-1, No. 33-45877.)
10.9      Executive Management Agreement dated as of May 9, 1991 between the Company, Warnaco Inc. and
          The Spectrum Group, Inc. (Incorporated herein by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-1, No. 33-45877.)
10.10     1993 Non-Employee Director Stock Plan (Incorporated  herein by reference to Company's  Proxy
          Statement for its 1994 Annual Meeting of Shareholders.)
10.11     Amended  and Restated 1993  Stock Plan. (Incorporated  herein by reference  to the Company's
          Proxy Statement for its 1994 Annual Meeting of Shareholders.)
10.12     The Warnaco Group, Inc.  Supplemental Incentive Compensation  Plan. (Incorporated herein  by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders.)
11.1      Computation of earnings per common share.
22.1      Subsidiaries of the Company.
24.1(a)   Consent of Independent Accountants
24.1(b)   Consent of Independent Auditors
24.1(c)   Consent of Independent Auditors

------------------

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the registrant in the last quarter of the 1995 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 20th day of March, 1996.

                                          THE WARNACO GROUP, INC.

                                          By:        /S/ LINDA J. WACHNER
                                             ----------------------------------
                                                      Linda J. Wachner
                                               Chairman, President and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

             LINDA J. WACHNER               Chairman of the Board; Director;                 March 20, 1996
------------------------------------------  President and Chief Executive
            (LINDA J. WACHNER)              Officer (Principal Executive Officer)

          WILLIAM S. FINKELSTEIN            Director; Senior Vice President and Chief        March 20, 1996
------------------------------------------  Financial Officer (Principal Financial and
         (WILLIAM S. FINKELSTEIN)           Accounting Officer)

         JOSEPH A. CALIFANO, JR.            Director                                         March 20, 1996
------------------------------------------
        (JOSEPH A. CALIFANO, JR.)

             ANDREW G. GALEF                Director                                         March 20, 1996
------------------------------------------
            (ANDREW G. GALEF)

            STEWART A. RESNICK              Director                                         March 20, 1996
------------------------------------------
           (STEWART A. RESNICK)

             ROBERT D. WALTER               Director                                         March 20, 1996
------------------------------------------
            (ROBERT D. WALTER)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of The Warnaco Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and its subsidiaries at January 6, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, 'Reporting on Advertising Costs' during the year ended January 6, 1996.

PRICE WATERHOUSE LLP
New York, New York
February 21, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Warnaco Group, Inc.

     We have audited the accompanying consolidated balance sheet of The Warnaco Group, Inc. as of January 7, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended January 7, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Warnaco Group, Inc. at January 7, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 7, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1993.

                                                   ERNST & YOUNG LLP

New York, New York
February 23, 1995

                            THE WARNACO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                           JANUARY 7,      JANUARY 6,
                                                                                              1995            1996
                                                                                           -----------    -----------
ASSETS
Current assets:
     Cash, restricted $1,918 -- 1994 and $3,939 -- 1995.................................    $   3,791      $   6,162
     Accounts receivable, less allowance for doubtful accounts of $2,858 -- 1994 and
      $1,960 -- 1995....................................................................      148,659        156,607
     Inventories........................................................................      252,183        356,466
     Prepaid expenses...................................................................       15,892         23,148
                                                                                           -----------    -----------
          Total current assets..........................................................      420,525        542,383
                                                                                           -----------    -----------
Property, plant and equipment, at cost:
     Land and land improvements.........................................................        5,696          5,741
     Buildings and building improvements................................................       62,301         67,667
     Machinery and equipment............................................................       81,138        113,968
                                                                                           -----------    -----------
                                                                                              149,135        187,376
Less: Accumulated depreciation..........................................................       68,203         81,051
                                                                                           -----------    -----------
     Net property, plant and equipment..................................................       80,932        106,325
                                                                                           -----------    -----------
Other assets:
     Deferred financing costs, less accumulated amortization of $1,589 -- 1994 and
      $139 -- 1995......................................................................        6,160          1,522
     Trademarks, licenses, intangible and other assets, at cost, less accumulated
      amortization of $52,495 -- 1994 and $57,596 -- 1995...............................      118,534        158,817
     Excess of cost over net assets acquired, less accumulated amortization of
      $33,420 -- 1994 and $37,066 -- 1995...............................................      115,897        112,805
     Deferred income tax asset..........................................................       38,505         17,277
                                                                                           -----------    -----------
          Total other assets............................................................      279,096        290,421
                                                                                           -----------    -----------
                                                                                            $ 780,553      $ 939,129
                                                                                           -----------    -----------
                                                                                           -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facilities........................................    $ 115,679      $  51,033
     Borrowing under foreign credit facilities..........................................        9,822         --
     Current portion of long term debt..................................................       50,315         26,700
     Accounts payable...................................................................      109,786        123,447
     Accrued liabilities................................................................       27,838         26,503
     Federal and other income taxes.....................................................        2,611          5,231
                                                                                           -----------    -----------
          Total current liabilities.....................................................      316,051        232,914
                                                                                           -----------    -----------
Long-term debt..........................................................................      206,792        194,301
Other long-term liabilities.............................................................       17,238         11,613
Stockholders' equity:
     Preferred Stock; $.01 par value, 10,000,000 shares authorized, none issued.........       --             --
     Class A Common Stock; $.01 par value, shares authorized 65,000,000 -- 1994,
      130,000,000 -- 1995, shares outstanding 41,734,192 -- 1994, 51,745,512 -- 1995....          421            521
     Capital in excess of par value.....................................................      337,872        567,965
     Cumulative translation adjustment..................................................       (1,732)        (3,745)
     Accumulated deficit................................................................      (83,897)       (46,896)
     Treasury stock, at cost............................................................       (5,000)        (5,000)
     Notes receivable for Common Stock issued and unearned stock compensation...........       (7,192)       (12,544)
                                                                                           -----------    -----------
          Total stockholders' equity....................................................      240,472        500,301
                                                                                           -----------    -----------
                                                                                            $ 780,553      $ 939,129
                                                                                           -----------    -----------
                                                                                           -----------    -----------

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                          FOR THE YEAR ENDED
                                                                                --------------------------------------
                                                                                JANUARY 8,    JANUARY 7,    JANUARY 6,
                                                                                   1994          1995          1996
                                                                                ----------    ----------    ----------

Net revenues.................................................................    $ 703,769     $ 788,758     $ 916,179
                                                                                ----------    ----------    ----------
Cost of goods sold...........................................................      467,362       532,998       606,498
Selling, administrative and general expenses.................................      144,219       156,573       184,048
Special charge for advertising costs previously deferable (in 1995) and
  non-recurring items (in 1993 and 1994).....................................       22,500         3,000        11,745
                                                                                ----------    ----------    ----------
Income before interest and income taxes......................................       69,688        96,187       113,888
Interest expense.............................................................       38,935        32,459        33,867
                                                                                ----------    ----------    ----------
Income before income taxes...................................................       30,753        63,728        80,021
Provision (benefit) for income taxes.........................................      (22,500)          400        30,408
                                                                                ----------    ----------    ----------
Income before extraordinary items and cumulative effect of the change in the
  method of accounting.......................................................       53,253        63,328        49,613
Extraordinary items, net of income tax benefits of $ 0 -- 1993 and
  $1,913 -- 1995.............................................................      (18,637)       --            (3,120)
Cumulative effect of the change in the method of accounting for
  postretirement benefits other than pensions................................      (10,500)       --            --
                                                                                ----------    ----------    ----------
Net income...................................................................    $  24,116     $  63,328     $  46,493
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------

Income per common share:
     Income before extraordinary items and cumulative effect of change in the
       method of accounting..................................................    $    1.34     $    1.53     $    1.10
     Extraordinary items.....................................................        (0.47)       --             (0.07)
     Cumulative effect of the change in the method of accounting for
       postretirement benefits other than pensions...........................        (0.26)       --            --
                                                                                ----------    ----------    ----------
Net income per common share..................................................    $    0.61     $    1.53     $    1.03
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------

Weighted average number of shares of common stock outstanding................       39,770        41,285        45,278
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                                                                                   NOTES
                                                                                                                 RECEIVABLE
                                                          CAPITAL                                                FOR COMMON
                                               CLASS A       IN       CUMULATIVE                                 STOCK AND
                                               COMMON    EXCESS OF    TRANSLATION   ACCUMULATED    TREASURY    UNEARNED STOCK
                                                STOCK    PAR VALUE    ADJUSTMENT      DEFICIT        STOCK      COMPENSATION
                                               -------   ----------   -----------   ------------   ---------   --------------

Balance at January 2, 1993....................  $ 404     $315,209      $ 1,960      ($ 171,341)    $ --          ($10,390)
Repurchased 57,750 shares of Class A Common
  Stock from employees........................                (141)                                                    141
Payments of employee notes receivable.........                                                                         858
Net income....................................                                           24,116
Change in cumulative translation adjustment...                           (1,681)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 8, 1994....................    404      315,068          279        (147,225)      --            (9,391)
Issued 1,699,492 shares of Class A Common
  Stock in connection with the Calvin Klein
  business....................................     17       22,804
Payments of employee notes receivable.........                                                                       2,199
Net income....................................                                           63,328
Change in cumulative translation adjustment...                           (2,011)
Purchase of 286,600 shares of Treasury
  Stock.......................................                                                        (5,000)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 7, 1995....................    421      337,872       (1,732)        (83,897)      (5,000)       (7,192)
Sold 9,717,000 shares of Class A Common Stock
  net of expenses of $10,180..................     97      222,931
Payments of employee notes receivable.........                                                                       1,028
Issued 320,000 shares of restricted stock.....      3        6,957                                                  (6,960)
Dividends.....................................                                           (9,492)
Employee stock options exercised including tax
  benefit.....................................   --            205
Amortization of unearned stock compensation...                                                                         580
Net income....................................                                           46,493
Change in cumulative translation adjustment...                           (2,013)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 6, 1996....................  $ 521     $567,965      ($3,745)     ($  46,896)    ($ 5,000)     ($12,544)
                                               -------   ----------   -----------   ------------   ---------   --------------
                                               -------   ----------   -----------   ------------   ---------   --------------


                                                 TOTAL
                                                --------
Balance at January 2, 1993....................  $135,842
Repurchased 57,750 shares of Class A Common
  Stock from employees........................     --
Payments of employee notes receivable.........       858
Net income....................................    24,116
Change in cumulative translation adjustment...    (1,681)
                                                --------
Balance at January 8, 1994....................   159,135
Issued 1,699,492 shares of Class A Common
  Stock in connection with the Calvin Klein
  business....................................    22,821
Payments of employee notes receivable.........     2,199
Net income....................................    63,328
Change in cumulative translation adjustment...    (2,011)
Purchase of 286,600 shares of Treasury
  Stock.......................................    (5,000)
                                                --------
Balance at January 7, 1995....................   240,472
Sold 9,717,000 shares of Class A Common Stock
  net of expenses of $10,180..................   223,028
Payments of employee notes receivable.........     1,028
Issued 320,000 shares of restricted stock.....     --
Dividends.....................................    (9,492)
Employee stock options exercised including tax
  benefit.....................................       205
Amortization of unearned stock compensation...       580
Net income....................................    46,493
Change in cumulative translation adjustment...    (2,013)
                                                --------
Balance at January 6, 1996....................  $500,301
                                                --------
                                                --------

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                           (IN THOUSANDS OF DOLLARS)

                                                                                                     FOR THE YEAR ENDED
                                                                                           ----------------------------------------
                                                                                           JANUARY 8,      JANUARY 7,    JANUARY 6,
                                                                                              1994            1995          1996
                                                                                           ----------      ----------    ----------

Cash flow from operations:
  Net income........................................................................      $  24,116       $  63,328     $  46,493
  Non cash items included in net income:
     Depreciation and amortization..................................................         18,525          18,798        22,058
     Interest.......................................................................          3,309           1,233         1,205
     Extraordinary items............................................................         18,637          --             3,120
     Cumulative effect of the change in the method of accounting....................         10,500          --            --
     Amortization of unearned stock compensation....................................         --              --               580
     Write down of fixed assets included in non-recurring expenses..................          1,159          --            --
     (Increase) decrease in deferred income tax assets..............................        (24,700)         (2,467)       21,641
  Other changes in operating accounts...............................................        (38,661)           (519)     (103,305)
  Income taxes paid.................................................................         (1,008)         (2,547)       (5,373)
                                                                                           ----------      ----------    ----------
Net cash provided from (used for) operations........................................         11,877          77,826       (13,581)
                                                                                           ----------      ----------    ----------

Cash flow from investing activities:
  Proceeds from the sale of fixed assets............................................          1,739             773           616
  Increase in intangibles and other assets..........................................         (7,467)         (9,936)      (34,320)
  Purchase of property, plant and equipment.........................................        (12,438)        (17,534)      (39,122)
  Purchase of Calvin Klein license -- Canada........................................         --              --            (6,200)
  Purchase of Calvin Klein net assets...............................................         --             (33,103)       (5,000)
                                                                                           ----------      ----------   -----------
Net cash used for investing activities..............................................        (18,166)        (59,800)      (84,026)
                                                                                           ----------      ----------   -----------

Cash flow from financing activities:
  Proceeds from sale of Class A Common Stock and payment of notes
     receivable from employees.....................................................             858           2,199       224,261
  Borrowing (repayment) under credit facility.......................................         37,774          14,835       (64,646)
  Proceeds from issuance of other debt..............................................        428,721           8,582           872
  Repayments of debt................................................................       (453,832)        (41,841)      (46,800)
  Increase in deferred financing costs..............................................         (8,360)         (1,767)       (1,599)
  Cash dividends paid...............................................................         --              --            (5,868)
  Purchase of treasury stock........................................................         --              (5,000)       --
  Other.............................................................................          2,016           4,106        (6,242)
                                                                                           ----------      ----------   -----------
Cash provided from (used for) financing activities..................................          7,177         (18,886)       99,978
                                                                                           ----------      ----------   -----------
Increase (decrease) in cash.........................................................            888            (860)        2,371
Cash at beginning of year...........................................................          3,763           4,651         3,791
                                                                                           ----------      ----------   -----------
Cash at end of year.................................................................      $   4,651       $   3,791     $   6,162
                                                                                           ----------      ----------   -----------
                                                                                           ----------      ----------   -----------
Other changes in operating accounts:
  Accounts receivable...............................................................      ($  3,613)      ($ 14,328)    ($  7,948)
  Inventories.......................................................................        (30,206)         (4,646)     (104,283)
  Prepaid expenses..................................................................         (2,119)          6,256        (7,256)
  Accounts payable and accrued expenses.............................................          7,139          13,810         8,702
  Federal and other income taxes....................................................          2,876             400         9,493
  Other.............................................................................        (12,738)         (2,011)       (2,013)
                                                                                           ----------      ----------   -----------
                                                                                          ($ 38,661)      ($    519)    ($103,305)
                                                                                           ----------      ----------   -----------
                                                                                           ----------      ----------   -----------


  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: The Warnaco Group, Inc. (the 'Company') was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco') ('Acquisition'). Warnaco is the principal operating subsidiary of the Company.

     Nature of Operations: The Company designs, manufactures and markets a broad line of women's intimate apparel, men's underwear and men's sportswear, accessories and dress furnishings under a number of owned and licensed brand names. The Company's products are sold to department and specialty stores, mass merchandise stores, catalog and other retailers throughout the United States, Canada, Mexico and Western Europe.

     Basis of Consolidation and Presentation: The accompanying Consolidated Financial Statements include the accounts of The Warnaco Group, Inc. and all subsidiary companies for the years ended January 8, 1994 ('Fiscal 1993'), January 7, 1995 ('Fiscal 1994') and January 6, 1996 ('Fiscal 1995'). Fiscal 1993 included 53 weeks of operations. The impact of the additional week of operations was not material to the operations of the Company.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Start-Up Costs: The Company defers certain costs associated with the start-up of new manufacturing facilities and certain new businesses. Deferred costs are amortized using the straight-line method principally over five years. Start-up costs, net of accumulated amortization, were $19,982,000 and $34,673,000 at January 7, 1995 and January 6, 1996, respectively, and are included in other assets.

     Employee Retirement Plans: The Company has a non-contributory pension plan and defined contribution retirement plans for the benefit of qualifying employees. Contributions are deposited with fund managers who invest the assets of the plans.

     Income Taxes: The provision for income taxes and income taxes payable are determined in accordance with Statement of Financial Accounting Standards No. 109.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Capitalized  Leases:  The   asset  values  and   related  amortization   of
capitalized leases are included with property, plant and equipment and accumulated depreciation and the associated debt is included with long-term debt.

     Revenue Recognition: The Company recognizes revenue when goods are shipped to customers.

     Income per Common Share: Income per common share is based on the weighted average number of shares of Common Stock outstanding taking into account potential dilution from Common Stock equivalents.

     Concentration of Credit Risk: The Company sells its products to department stores, specialty outlets, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. No customer accounted for more than 10% of the Company's net revenues in any of the three years in the period ended January 6, 1996.

NOTE 2 - ACQUISITION

     On March 14, 1994, the Company acquired certain assets and the worldwide trademarks, rights and business of Calvin Klein men's underwear, licensed the Calvin Klein trademark for men's accessories and acquired the worldwide trademarks and rights of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994. The purchase price was approximately $60,924,000 and consisted of cash payments of $33,103,000 in fiscal 1994 and $5,000,000 in fiscal 1995 and the issuance of 1,699,492 shares of the Company's Common Stock valued at the fair market value ($13.43 per share or $22,821,000) for such shares. The acquisition was accounted for under the purchase method of accounting. Accordingly, the accompanying financial statements include the results of the Calvin Klein businesses commencing March 15, 1994.

     The purchase price was allocated to the fair value of assets acquired as summarized below (in millions of dollars):

Accounts receivable.........................................................   $  7.4
Inventories.................................................................      7.9
Property and equipment......................................................      0.2
Intangible and other assets.................................................     45.4
                                                                               ------
Total purchase price........................................................   $ 60.9
                                                                               ------
                                                                               ------

     In February 1995, the Company terminated the license agreement for the production of men's underwear and women's intimate apparel bearing the Calvin Klein name in Canada. The Company will directly design, produce and market Calvin Klein men's underwear and women's intimate apparel in Canada. The cost of terminating the license agreement before its expiration in the year 2000 was $6,200,000.

NOTE 3 - SPECIAL CHARGE FOR ADVERTISING COSTS PREVIOUSLY DEFERABLE

     In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7 -- Reporting on Advertising Costs ('SOP 93-7'). SOP 93-7 requires, among other things, that certain advertising and promotion costs that the Company had previously deferred and amortized over the period the advertising benefitted, be expensed when the advertisement first runs. As a result, the Company recorded a special charge for advertising costs previously deferable of $11,745,000 ($7,282,000 net of income tax benefits of $4,463,000) primarily in the fourth quarter of fiscal 1995 related to SOP 93-7. Advertising and promotion expense was $31,578,000, $37,192,000 and $40,988,000 (excluding the special charge) in the years ended January 8, 1994, January 7, 1995 and January 6, 1996, respectively.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NON-RECURRING EXPENSES

     On October 3, 1993, the Company made a strategic decision to discontinue a portion of its men's manufactured dress shirt and neckwear business. Net revenues for the year ended January 8, 1994 approximated $33,500,000 for this operation. Non-recurring expense for fiscal 1993 includes a $19,900,000 charge for fourth quarter losses and anticipated future losses from operations through the estimated date of disposal and losses and expenses associated with the disposal of assets, liquidation of inventories and termination of employees.

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

NOTE 5 - EXTRAORDINARY ITEMS

     In October 1993, in conjunction with a refinancing of the Company's credit agreement, the Company recorded non-cash extraordinary charges of $18,637,000 (without income tax benefit, due to the Company's then existing net operating loss carryforwards) related to the write-off of deferred financing costs under the Company's previous credit agreement.

     In October 1995, in conjunction with a refinancing of the Company's credit agreement, as more fully described in Note 11, the Company recorded a non-cash extraordinary charge of $3,120,000 (net of income tax benefits of $1,913,000) related to the write-off of deferred financing costs under the Company's previous credit agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In 1990, the Company sold its activewear division to a newly formed company, Authentic Fitness Corporation ('Authentic Fitness'). Certain directors and officers of the Company are also directors and officers of Authentic Fitness. The Company maintained an equity interest in Authentic Fitness equal to approximately 3% of the outstanding equity of Authentic Fitness. The equity interest was sold in March 1995 pursuant to an option granted at the time of the sale. Authentic Fitness purchases certain occupancy services related to leased facilities, computer service, laboratory testing and transportation services from the Company, all of which are charged at the Company's cost. Total charges to Authentic Fitness for these services were approximately $1,412,000, $6,292,000 and $5,335,000 in the years ended January 8, 1994, January 7, 1995 and January 6, 1996, respectively.

     In 1994, the Company sold certain trademarks and trade names to Authentic Fitness for $6,550,000 (net book value of $0), a purchase price determined at arms-length based on an independent third party appraisal. The Company sells certain inventory to Authentic Fitness for sale in its outlet stores, such sales totaled $2,400,000 and $2,668,000 in the years ended January 7, 1995 and January 6, 1996 (none in the year ended January 8, 1994). The Company purchases certain design and occupancy services from Authentic Fitness. All services are charged at Authentic Fitness' cost. Charges for design and occupancy services were approximately $500,000, $1,600,000 and $2,206,000 in the years ended January 8, 1994, January 7, 1995 and January 6, 1996, respectively. The Company purchases inventory from Authentic Fitness for sale in the Company's outlet stores.
Inventory purchases from Authentic Fitness were $700,000, $2,547,000 and $7,562,000 in the years ended January 8, 1994, January 7, 1995 and January 6,

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996, respectively. The Company purchased certain machinery and equipment from Authentic Fitness in fiscal 1994 for a total purchase price of $1,400,000 (none in fiscal year ended January 8, 1994 and January 6, 1996).

     In December 1993, the Company sold its Checotah, Oklahoma manufacturing facility to Authentic Fitness. The sales price of $3,317,000 was determined by an independent appraisal, and resulted in a gain of $901,000.

     In June 1995, the Company and Authentic Fitness entered into a sub-license agreement whereby the Company will produce certain intimate apparel using the Speedo brand name. The Company will pay a royalty to Authentic Fitness for garments sold under the Speedo label. The Company paid Authentic Fitness $1,000,000 for this sub-license. Royalty expense under this agreement was approximately $78,000 in the year ended January 6, 1996.

     A Director and a stockholder of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ('Spectrum'). Spectrum and the Company are parties to an agreement under which Spectrum provides consulting services to the Company. The Spectrum consulting agreement was amended on May 9, 1991 to provide for annual fees of $350,000 or such higher amount, including expenses, not to exceed $500,000 (plus cost of living increases) for a period of five years. The contract expires on May 9, 1996. Amounts charged to expense pursuant to this agreement were $500,000 in each of the three fiscal years ended January 6, 1996.

NOTE 7 - SEGMENT REPORTING

     The Company operates within one industry segment -- the marketing and manufacturing of apparel. The Company has no customer which accounted for more than 10% of the Company's net revenues for any of the three years in the period ended January 6, 1996. The Company operates in several geographic areas.

                                                                           (AMOUNTS IN THOUSANDS)
                                                                          CANADA AND
         FOR THE YEAR ENDED JANUARY 8, 1994             UNITED STATES    LATIN AMERICA     EUROPE       CONSOLIDATED
-----------------------------------------------------   -------------    -------------     -------      ------------

Net revenues.........................................     $ 605,124         $52,945        $45,700        $703,769
                                                        -------------    -------------     -------      ------------
                                                        -------------    -------------     -------      ------------
Operating profit.....................................     $ 105,438         $ 6,366        $ 3,441        $115,245
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
General corporate expense -- net.....................                                                      (45,557)
Interest expense.....................................                                                      (38,935)
                                                                                                        ------------
Income before income taxes, extraordinary item and
  cumulative effect..................................                                                     $ 30,753
                                                                                                        ------------
                                                                                                        ------------


         FOR THE YEAR ENDED JANUARY 7, 1995
-----------------------------------------------------
Net revenues.........................................     $ 696,174         $47,668        $44,916        $788,758
                                                        -------------    -------------     -------      ------------
                                                        -------------    -------------     -------      ------------
Operating profit.....................................     $ 113,752         $ 5,937        $ 2,561        $122,250
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
General corporate expense -- net.....................                                                      (26,063)
Interest expense.....................................                                                      (32,459)
                                                                                                        ------------
Income before income taxes...........................                                                     $ 63,728
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 7, 1995...............     $ 635,888         $30,482        $31,307        $697,677
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
Corporate assets.....................................                                                       82,876
                                                                                                        ------------
Total assets at January 7, 1995......................                                                     $780,553
                                                                                                        ------------
                                                                                                        ------------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          CANADA AND
         FOR THE YEAR ENDED JANUARY 6, 1996             UNITED STATES    LATIN AMERICA     EUROPE       CONSOLIDATED
-----------------------------------------------------   -------------    -------------     -------      ------------
Net revenues.........................................     $ 807,491         $57,820        $50,868        $916,179
                                                        -------------    -------------     -------      ------------
                                                        -------------    -------------     -------      ------------
Operating profit.....................................     $ 142,673         $ 9,948        $ 2,449        $155,070
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
General corporate expense -- net.....................                                                      (41,182)
Interest expense.....................................                                                      (33,867)
                                                                                                        ------------
Income before income taxes and extraordinary item....                                                     $ 80,021
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 6, 1996...............     $ 705,300         $43,093        $39,329        $787,722
                                                        -------------    -------------     -------
                                                        -------------    -------------     -------
Corporate assets.....................................                                                      151,407
                                                                                                        ------------
Total assets at January 6, 1996......................                                                     $939,129
                                                                                                        ------------
                                                                                                        ------------

     Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expenses-net, interest expense, and income taxes. Non-recurring expense of $22,500,000 in fiscal 1993 and $3,000,000 in fiscal 1994 is included in general corporate expense-net. The special charge related to the adoption of SOP 93-7 of $11,745,000 in fiscal 1995 are included in general corporate expense-net.

     Identifiable assets are those assets of the Company that are associated with the operations in each geographic area. Corporate assets are principally accounts receivable, prepaid expenses, property and equipment, deferred financing costs, deferred income tax assets and other assets.

NOTE 8 - INCOME TAXES

     The following presents the U.S. and foreign components of income from operations before income taxes and the related provision (benefit) for U.S. federal and other income taxes:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 8,      JANUARY 7,      JANUARY 6,
                                                                            1994            1995            1996
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

U.S. income from operations before income taxes.....................      $ 29,750        $ 63,574        $ 75,542
Foreign income before taxes.........................................         1,003             154           4,479
                                                                         ----------      ----------      ----------
Income before income taxes, extraordinary items and cumulative
  effect of change in method of accounting..........................      $ 30,753        $ 63,728        $ 80,021
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

Current:
U.S. federal........................................................      $ 10,413        $ 18,295        $  1,790
State and Puerto Rico...............................................           643           4,253           6,013
Foreign.............................................................         1,557             487           1,923
                                                                         ----------      ----------      ----------
                                                                            12,613          23,035           9,726
Deferred:
U.S. federal........................................................       (35,113)        (22,635)         23,792
State and Puerto Rico...............................................        --              --              (3,110)
                                                                         ----------      ----------      ----------
                                                                           (35,113)        (22,635)         20,682
                                                                         ----------      ----------      ----------
Total...............................................................      $(22,500)       $    400        $ 30,408
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     During fiscal 1993, the Company recognized a deferred tax asset of $1,541,000 (offset in its entirety by a valuation allowance) related to an increase in the Company's statutory tax rate resulting from tax legislation passed in fiscal 1993. The Company re-evaluated its deferred tax asset in fiscal 1993 and fiscal

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1994 and reversed portions of its valuation allowance amounting to $24,700,000 and $22,635,000, respectively.

     At January 7, 1995 and January 6, 1996, the Company had net deferred income tax assets of $38,505,000 and $17,277,000, respectively. Future tax benefits of $3,000,000 were realized in fiscal 1994 from the treatment of acquisition related liabilities and were credited against goodwill.

     The following presents the reconciliation of the provision for income taxes to U.S. federal income taxes computed at the statutory rate:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 8,      JANUARY 7,      JANUARY 6,
                                                                            1994            1995            1996
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

Income before income taxes, extraordinary items and cumulative
  effect of the change in the method of accounting..................      $ 30,753        $ 63,728        $ 80,021
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
Provision for income taxes at the statutory rate....................        10,764          22,304          28,007
Foreign income taxes at rates in excess of the statutory rate.......         1,206             433             300
State income taxes -- net of federal benefit........................           343           2,764           3,908
Puerto Rico income taxes............................................           300              --              --
Non-deductible intangible amortization..............................            --           1,321           1,256
Other -- net........................................................            --              --             234
Current benefit of capital loss carryforward........................            --          (3,787)         (1,275)
Benefit of U.S. NOL carryforwards...................................       (35,113)        (22,635)         (2,022)
                                                                         ----------      ----------      ----------
Provision (benefit) for income taxes................................      ($22,500)       $    400        $ 30,408
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     For tax purposes, the Company has estimated U.S. net operating loss carryforwards of approximately $42,910,000 which expire from 2001 through 2007.

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

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of deferred tax assets and liabilities as of January 7, 1995 and January 6, 1996 are as follows (in thousands):

                                                                                         JANUARY 7,      JANUARY 6,
                                                                                            1995            1996
                                                                                         ----------      ----------

Deferred tax assets:
     Discounts and sales allowances.................................................      $  1,516        $  1,502
     Inventory......................................................................           474            (462)
     Postretirement benefits........................................................         3,675           3,675
     State and local taxes..........................................................           620             620
     Amortization of intangibles....................................................         3,656           4,635
     Alternative minimum tax credit carryforwards...................................        --               1,832
     Net operating loss carryforwards...............................................        38,505          13,935
                                                                                         ----------      ----------
                                                                                          $ 48,446        $ 25,737
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Deferred tax liabilites:
     Prepaid advertising............................................................      $  3,203        $  1,453
     Deferred expenses..............................................................         2,165           2,165
     Investment in Authentic Fitness stock..........................................         1,275          --
     Depreciation...................................................................           803           1,678
     Retirement plans...............................................................           485             485
     Other..........................................................................         2,010           3,092
                                                                                         ----------      ----------
                                                                                          $  9,941        $  8,873
                                                                                         ----------      ----------
                                                                                         ----------      ----------

NOTE 9 - EMPLOYEE RETIREMENT PLANS

PENSIONS

     The Company has a defined benefit pension plan which covers substantially all non-union domestic employees (the 'Plan'). The Plan is noncontributory and benefits are based upon years of service and average earnings for the seven highest consecutive calendar years of compensation (increasing to ten years in 1999 and fifteen years in 2000) during the years immediately preceding retirement. Pension contributions are also made to foreign plans and directly to union sponsored plans.

     The funding policy for the Plan is to make, as a minimum contribution, the equivalent of the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA).

     Pension costs were:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 8,      JANUARY 7,      JANUARY 6,
                                                                            1994            1995            1996
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

Benefits earned.....................................................      $  2,004        $  2,372        $  1,676
Interest cost on projected benefits.................................         7,367           7,630           7,801
Actual (return) loss on investments.................................       (12,834)          5,085         (20,976)
Net amortization/deferral...........................................         3,899         (13,981)         13,271
                                                                         ----------      ----------      ----------
Cost of Company plan................................................           436           1,106           1,772
Cost of other plans.................................................           343             519             539
                                                                         ----------      ----------      ----------
Net pension cost....................................................      $    779        $  1,625        $  2,311
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The Plan had projected benefit obligations in excess of Plan assets at January 7, 1995 and January 6, 1996. Plan investments include fixed income securities and marketable equity securities, including 71,800 and 71,800 shares of the Company's Class A Common Stock, which had a fair market value of

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1,239,000 and $1,795,000 at January 7, 1995 and January 6, 1996, respectively. The Plan also owned 101,300 and 101,300 shares of Authentic Fitness' common stock which had a fair market value of $1,406,000 and $2,102,000 at January 7, 1995 and January 6, 1996, respectively.

     The following table presents a reconciliation of the funded status of the Plan at January 7, 1995 and January 6, 1996:

                                                                                         JANUARY 7,      JANUARY 6,
                                                                                            1995            1996
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Plan assets at fair value...........................................................      $ 88,618        $ 101,905
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Actuarial present value of benefit obligation:
  Vested............................................................................        84,146           98,379
  Non-vested........................................................................         2,101            2,403
                                                                                         ----------      ----------
Accumulated benefit obligation......................................................        86,247          100,782
Effect of projected future salary increases.........................................         7,663            7,471
                                                                                         ----------      ----------
Projected benefit obligation........................................................        93,910          108,253
                                                                                         ----------      ----------
Plan assets less than projected benefit obligation..................................         5,292            6,348
Unrecognized prior service cost.....................................................        --                  794
Unrecognized net loss...............................................................        (2,044)          (2,122)
                                                                                         ----------      ----------
Accrued pension cost of the Plan....................................................         3,248            5,020
Accrued pension cost -- others......................................................            31               --
                                                                                         ----------      ----------
Amounts accrued for employee retirement plans.......................................      $  3,279        $   5,020
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Assumptions used for Company pension plans:
  Discount rate.....................................................................         8.75%            7.50%

     The actuarial assumption for long term rate of return on plan assets is 9% for all periods presented. The actuarial assumption for increases in salary levels are based on employee's attained age and years of service and range from 4.6% to 14% per annum.

OTHER POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the Company has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors. The plans are contributory, with retiree contributions adjusted annually, and contain cost sharing features including deductibles and co-insurance. The Company does not fund postretirement benefits.

     Effective January 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions ('SFAS No. 106') and, as a result, recorded an expense for the cumulative effect of a change in the method of accounting for postretirement benefits of $10,500,000 (without income tax benefit). Net periodic postretirement benefit cost is as follows:

                                                                      FOR THE YEAR ENDED
                                                            --------------------------------------
                                                            JANUARY 8,    JANUARY 7,    JANUARY 6,
                                                               1994          1995          1996
                                                            ----------    ----------    ----------
                                                                        (IN THOUSANDS)

Service cost.............................................     $  103         $ 83          $109
Interest cost............................................        897          655           599
Net amortization/deferral................................      --             (57)         (220)
                                                            ----------    ----------    ----------
                                                              $1,000         $681          $488
                                                            ----------    ----------    ----------
                                                            ----------    ----------    ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The funded status of the plans is as follows:

                                                                                         JANUARY 7,      JANUARY 6,
                                                                                            1995            1996
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Accumulated postretirement benefit obligation:
  Retirees..........................................................................       $6,620          $6,438
  Actives, fully eligible...........................................................          316             222
  Actives, not fully eligible.......................................................        1,198             900
Unrecognized net gain from
  experience differences and
  changes in assumptions............................................................        1,685           2,045
                                                                                         ----------      ----------
Amount accrued for postretirement benefit costs.....................................       $9,819          $9,605
                                                                                         ----------      ----------
                                                                                         ----------      ----------

     The  weighted average  annual assumed  rate of  increase in  the per capita costs of covered benefits (health care cost trend rate) for the year ended January 8, 1994 was 13% for years 1-4, 10% for years 5-9 and 5% for years thereafter. The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the years ended January 7, 1995 and January 6, 1996 was 11% for years 1-3, 9% for years 4-8, and 5% for years thereafter. A 1% increase in the trend rate assumption would have increased the cumulative effect adjustment by approximately $442,000 and would increase the periodic postretirement benefit cost by approximately $44,000, $34,000 and $34,000 for the years ended January 8, 1994, January 7, 1995, and January 6, 1996, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 8.75% and 7.50% at January 7, 1995 and January 6, 1996, respectively. The rate is consistent with the discount rate used in valuing the Company's pension plans.

     The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after tax basis, a percentage of their qualifying compensation up to the legal limits allowed. Beginning July 1, 1995, the Company contributes amounts equal to 15% of the first 6% of employee contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee is $1,350 in any year. Employees vest in the Company contribution over four years. Company contribution to the defined contribution plan totaled $125,000 for the year ended January 6, 1996 (none in the years ended January 8, 1994 and January 7, 1995).

NOTE 10 - INVENTORIES

     Inventories consist of the following:

                                                                                         JANUARY 7,      JANUARY 6,
                                                                                            1995            1996
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Finished goods......................................................................      $ 131,450       $ 214,252
Work in process.....................................................................         60,513          77,940
Raw materials.......................................................................         60,220          64,274
                                                                                         ----------      ----------
                                                                                          $ 252,183       $ 356,466
                                                                                         ----------      ----------
                                                                                         ----------      ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - DEBT

     Long-term debt consists of the following:

                                                                                         JANUARY 7,      JANUARY 6,
                                                                                            1995            1996
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Term Note due 1996-2000.............................................................      $ 232,000       $ 200,000
Capital lease obligations...........................................................          6,700           4,975
Other...............................................................................         18,407          16,026
                                                                                         ----------      ----------
                                                                                            257,107         221,001
Less: amounts due within one year...................................................         50,315          26,700
                                                                                         ----------      ----------
                                                                                          $ 206,792       $ 194,301
                                                                                         ----------      ----------
                                                                                         ----------      ----------

     Approximate maturities of long-term debt are as follows:

                                                                  AMOUNT
   YEAR                                                       (IN THOUSANDS)
   ----                                                       --------------
1996..........................................................    $ 26,700
1997..........................................................      49,867
1998..........................................................      41,090
1999..........................................................      51,006
2000..........................................................      50,517
2001 -- Thereafter............................................       1,821

     On October 12, 1995, the Company entered into Bank Credit Agreements (the '1995 Bank Credit Agreements') with substantially the same lenders as those in the Company's previous bank credit agreement. The 1995 Bank Credit Agreements provide for a term loan of $200 million, a five year revolving loan in the amount of $250 million and a 364 day revolving loan in the amount of $100 million ('Revolving Credit Facilities'). The 364 day revolving loan is renewable at the Company's option. Amounts outstanding under the 1995 Bank Credit Agreements bear interest at the Bank's base lending rate, or at LIBOR plus 0.425%. In addition, the 1995 Bank Credit Agreements allow the Company to place amounts borrowed under the $250 million revolving loan portion of the 1995 Bank Credit Agreements for bid with participating credit institutions. The Company has the right to accept or reject any bids offered by the participating institutions. Amounts drawn under the Revolving Credit Facilities are not limited to any borrowing base. Borrowings under the 1995 Credit Agreements are unsecured. The Company is required to pay a commitment fee on unused portions of the Revolving Credit Facilities equal to 0.175% per annum in the case of the $250 million revolving loan and 0.125% per annum on the 364 day revolving loan. Unused commitments under the Revolving Credit Facilities at January 6, 1996 amounted to approximately $293 million. The rate of interest payable on amounts outstanding under the 1995 Bank Credit Agreements and the commitment fee payable on unused portion of the Revolving Credit Facilities decreases as the Company's implied senior debt rating, from certain credit rating agencies, improves.

     The 1995 Bank Credit Agreements contain various covenants involving additional debt, liens on Company property, mergers, investments in other entities, asset sales and other items. The 1995 Bank Credit Agreements also require the Company to meet certain financial tests, which as of January 6, 1996, were as follows: (1) Minimum net worth -- $471,300,000, (2) Leverage ratio of .550 to 1, and (3) Fixed charge coverage ratio of 1.20 to 1. As of January 6, 1996, the Company was in compliance with all of the covenants under the 1995 Bank Credit Agreements.

     On October 14, 1993, the Company entered into a Financing Agreement (the '1993 Financing'). The 1993 Financing provided for a revolving loan of up to $200 million (subsequently increased to $235 million) and a term note of $300 million at the lender's base rate plus .25%. It also provided for a

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIBOR option at a rate of LIBOR plus 1.25%. In May 1994, the Company obtained a senior credit rating of BBB- from certain credit rating agencies, which reduced the interest rate payable on the Company's outstanding debt to the bank's base rate or LIBOR plus .875%. In addition, in June 1994 the Company negotiated a further reduction in the interest rate on the Company's outstanding debt obligations to LIBOR plus 50 basis points. The 1993 Financing was replaced in October 1995 by the 1995 Bank Credit Agreements.

     Certain provisions in the 1993 Financing required the Company to fix the interest rate on $125 million of the Company's $500 million (subsequently increased to $535 million) facility. As a result, the Company entered into agreements which effectively fixed the Company's interest rate on $25 million at 6.31%, $150 million at 6.57% and $100 million at 4.29%. The agreements expired prior to their maturity in October 1995, when the Company entered into the 1995 Bank Credit Agreements. There was no cost to the Company to terminate these agreements prior to their maturity. The related write-off of deferred debt issue costs associated with the 1993 Financing amounted to $3,120,000 (net of income tax benefits of $1,913,000) and was recorded in October 1995 as an extraordinary item related to the early extinguishment of debt.

     In October 1995, in conjunction with entering the 1995 Bank Credit Agreements, the Company entered into an agreement with a bank whereby the interest rate on $150,000,000 of the Company's variable rate debt was fixed for a term of three years at an interest rate of 5.99%. Differences between the fixed interest rate and the three month LIBOR interest rate are settled quarterly between the Company and the bank. The Company made a payment under this agreement amounting to $20,000 in the year ended January 6, 1996. The Company estimates that the cost to terminate the agreement as of January 6, 1996 would have been approximately $3,214,000.

     Cash  interest paid amounted to $37,069,000, $30,680,000 and $32,667,000 in the years ended January 8, 1994, January 7, 1995 and January 6, 1996, respectively.

     The Company's average interest rate on all its outstanding bank debt was approximately 6.35% and 6.19% at January 7, 1995 and January 6, 1996, respectively.

     In December 1995, the Company entered into a $200,000,000 credit agreement with its banks which provides the Company with a credit facility for the issuance of commercial letters of credit (the 'L/C Facility'). The L/C Facility replaced a previous facility with the same lenders in an aggregate amount of $80,000,000 (subsequently increased to $100,000,000). In addition to providing for the issue of trade letters of credit, the L/C Facility provides that the Company may borrow, for a period of 90 days, the amounts due under maturing trade letters of credit ('90 Day Loans'). Total amounts outstanding under the L/C Facility, including the face amount of trade letters of credit and 90 Day Loans may not exceed $200,000,000 in the aggregate. The total amount of 90 Day Loans outstanding may not exceed $100,000,000 at any time. Amounts outstanding under 90 Day Loans accrue interest at the bank's base rate or at LIBOR plus 0.4250%. The interest rate payable on outstanding 90 Day Loans decreases as the Company's implied senior debt rating improves. The L/C Facility is for a term of one year. The Company is required to pay a commitment fee on the unused portion of the L/C Facility equal to 0.125% per annum of the average unused portion of the L/C Facility. The Company classifies 90 Day Loans with trade accounts payable. The amount of 90 Day Loans outstanding at January 7, 1995 and January 6, 1996 was $7,244,000 and $41,369,000, respectively.

     The Company issues stand-by and commercial letters of credit guaranteeing the Company's performance under certain purchase agreements. The letters of credit are issued under the terms of the 1995 Bank Credit Agreements and the L/C Facility. At January 7, 1995 and January 6, 1996, the Company had outstanding letters of credit totalling approximately $42,515,000 and $49,785,000, respectively, of which $10,599,000 and $6,490,000, respectively, reduced amounts available under the Revolving Credit Facilities.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit ('Foreign Credit Facilities'). The terms of the Foreign Credit Facilities are substantially similar to the 1995 Bank Credit Agreements. At January 6, 1996, the total amount of credit available under the Foreign Credit Facilities was approximately $29 million.

     The Company is required to maintain compensating balances securing certain credit arrangements. Such balances amounted to $114,000 and $100,000 at January 7, 1995 and January 6, 1996, respectively. In addition, the Company classifies lock box receipts not available until the next business day as restricted cash. Such balances amounted to $1,804,000 and $3,839,000 at January 7, 1995 and January 6, 1996, respectively.

NOTE 12 - CAPITAL STOCK

     On August 25, 1994, the Company's Board of Directors authorized a two-for-one stock split for stockholders of record on September 8, 1994 and effective October 3, 1994. The split increased the number of outstanding shares of Class A Common Stock and outstanding options by 100%. Exercise prices for outstanding options were adjusted to reflect the split. All outstanding shares and per share information has been restated to reflect the split as if it had occurred at the beginning of each period presented.

     On May 14, 1993, the stockholders of the Company approved amendments to the Company's Amended and Restated Certificate of Incorporation which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $.01 and increased the authorized number of shares of Common Stock from 40,000,000 to 65,000,000. On May 11, 1995, the Company approved amendments to the Company's Amended and restated Certificate of Incorpoation increasing the authorized number of shares of Common Stock from 65,000,000 to 130,000,000.

     Prior to May 1994, dividends to common stockholders were restricted under certain covenants of the debt agreements. The provision of the debt agreements restricting the Company's ability to pay dividends were automatically modified upon the Company's achievement of an investment grade senior debt rating of BBB-from Standard & Poor's and, as a result, the Company may declare and pay dividends. On June 30, 1995 the Company paid its first quarterly dividend on its Common Stock equal to $.07 per common share. Total dividends paid during the year ended January 6, 1996 were $5,868,000. In addition, on November 7, 1995 the Company's declared a quarterly dividend of $0.07 per share payable on January 8, 1996 to shareholders of record on December 1, 1995. The accrued dividend amounted to $3,624,000 and was paid on January 8, 1996. On February 22, 1996, the Company declared a quarterly cash dividend of $0.07 per share payable on April 5, 1996 to shareholders of record on March 1, 1996. The 1995 Bank Credit Agreements include certain restrictions on the amount of dividends the Company may declare in any period.

     In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan'). The Stock Purchase Plan provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At both January 7, 1995 and January 6, 1996, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. The Stock Purchase Plan is administered by the Employee Stock Purchase Plan Administrative Committee of the Board of Directors which has full authority to determine the number of shares granted or sold, vesting requirements, voting requirements and conditions of any stock purchase agreement between the Company and a key employee.

     All shares were sold at amounts determined to be equal to the fair market value of the shares. The shares are subject to vesting requirements and restrictions on the transfer of ownership. In addition, certain employees elected to pay for the shares granted by executing a promissory note payable to the Company. Notes totalling $6,561,000 and $5,971,000 at January 7, 1995 and January 6, 1996 are non-

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest bearing, while the balance earn interest at approximately 8%. The note maturities range from five to ten years.

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

     On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ('Stock Plan'). The Stock Plan provided for the issuance of up to 2,000,000 shares of Common Stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. On May 12, 1994, the stockholders approved an amendment to the Stock Plan whereby the number of shares issuable under the Stock Plan is automatically increased each year by 3% of the outstanding number of shares of Class A Common Stock of the Company as of the beginning of each fiscal year. The total number of shares available for issuance under the Stock Plan as of January 6, 1996 was 5,873,601. The Compensation Committee of the Board of Directors has the sole and complete authority to make awards under the Stock Plan and to determine the specific terms and conditions of such awards, except that the exercise price of any option award may not be less than the fair market value of the Company's Common Stock at the date of the grant.

     In May 1994, the Company's stockholders approved the adoption of the 1993 Non-Employee Director Stock Plan ('Director Plan'). The Director Plan provides for awards of non-qualified stock options to directors of the Company who are not employees of the Company. Options granted under the Director Plan are exercisable in whole or in part until the earlier of ten years from the date of the grant or one year from the date on which an optionee ceases to be a Director eligible for grants. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. The Director Plan provides for the automatic grant of options to purchase (i) 30,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and (ii) 10,000 shares of Common Stock immediately following each annual shareholders' meeting as of the date of such meeting.

     Options issued, exercised, cancelled and outstanding under the Stock Plan, the Option Plan and the Director Plan at January 6, 1996 are summarized below:

                                                                               PRICE RANGE        SHARES
                                                                            -----------------    ---------

Outstanding January 3, 1993..............................................   $           17.31      812,000
Options granted..........................................................         15.81-18.31    2,410,000
Options cancelled........................................................         15.81-18.31     (243,000)
                                                                            -----------------    ---------
Outstanding January 8, 1994..............................................         15.81-18.31    2,979,000
Options granted..........................................................         13.13-17.38      670,000
Options cancelled........................................................         13.38-17.38     (162,000)
                                                                            -----------------    ---------
Outstanding January 7, 1995..............................................         13.13-18.31    3,487,000
Options granted..........................................................         15.75-18.50    2,570,000
Options exercised........................................................         15.81-18.31     (106,500)
Options cancelled........................................................         15.81-18.31     (362,500)
                                                                            -----------------    ---------
Outstanding January 6, 1996..............................................   $     13.13-18.50    5,588,000
                                                                            -----------------    ---------
                                                                            -----------------    ---------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under the above plans, options to purchase a total of 5,588,000 shares of Common Stock were outstanding, 3,583,000 of which were exercisable. Options are exercisable for a period of ten years from date of the grant and vest when granted in the case of the Director Plan and from the grant date to four years for the Stock Plan and Option Plan. Options expire from February 14, 2002 to May 22, 2005.

     The Company has reserved 7,467,101 shares of Class A Common Stock for issuance under the above plans as of January 6, 1996.

     In August 1995, in accordance with the provisions of the Stock Plan, the Company granted 320,000 shares of restricted stock to certain employees, including certain officers of the Company. The restricted shares vest over four years and will be fully vested in August 1999. The fair market value of the restricted shares was $6,960,000 at the date of grant. The Company will recognize compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the year ended January 6, 1996 was $580,000. The outstanding amount of unearned stock compensation at January 6, 1996 was $6,380,000 and is deducted from stockholders' equity.

     In August 1994, the Company purchased 286,600 shares of its outstanding Common Stock on the open market at an average price of $17.45 per share. Total cost of the purchase was $5,000,000 and was funded by increasing amounts outstanding under the Company's revolving line of credit.

NOTE 13 - LEASES

     Rental expense was $14,213,000, $15,100,000  and $16,545,000 for the  years ended January 8, 1994, January 7, 1995 and January 6, 1996, respectively.

     The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 6, 1996:

                                                                           RENTAL PAYMENTS
                                                                       ------------------------
                                                                            (IN THOUSANDS)
                                                                       REAL ESTATE    EQUIPMENT
                                                                       -----------    ---------

1996................................................................     $ 9,944       $ 3,522
1997................................................................     $ 8,460       $ 3,160
1998................................................................     $ 7,926       $ 2,834
1999................................................................     $ 7,250       $ 2,657
2000................................................................     $ 8,277       $ 2,628
2001 - thereafter...................................................     $11,804       $13,123

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS

     The following summarizes the unaudited quarterly results of operations of the Company for the 1994 and 1995 fiscal years.

                                                                             YEAR ENDED JANUARY 7, 1995
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues.....................................................   $147,731    $190,302    $217,872    $232,853
Gross profit.....................................................     50,376      56,990      69,896      78,498
Net income.......................................................   $  8,961    $  9,086    $ 21,711    $ 23,570
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income per common share......................................   $   0.22    $   .022    $   .052    $   .057
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             YEAR ENDED JANUARY 6, 1996
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues.....................................................   $195,156    $210,395    $239,569    $271,059
Gross profit.....................................................     66,824      68,219      84,628      90,010
Income before extraordinary item.................................     10,620       9,265      18,091      11,637
Extraordinary item...............................................         --          --          --       3,120
Net income.......................................................   $ 10,620    $  9,265    $ 18,091    $  8,517
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Income before extraordinary item per common share................   $   0.26    $   0.22    $   0.41    $   0.22
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income.......................................................   $   0.26    $   0.22    $   0.41    $   0.16
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Revolving and term loans. The carrying amounts of the Company's outstanding balances under its 1995 Credit Agreements and other outstanding debt approximate the fair value because the interest rate on the outstanding borrowings is variable and there are no prepayment penalties.

     Interest rate swap agreement. The fair value of the Company's agreement to fix the interest rate on $150,000,000 of its outstanding debt is based upon quoted market prices.

     Letters of credit. Letters of credit collaterlize the Company's obligation to third parties and have terms ranging from 30 days to one year. The face amount of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

     The carrying amounts and fair value of the Company's financial instruments as of January 7, 1995 and January 6, 1996 are as follows (in thousands):

                                                            JANUARY 7, 1995         JANUARY 6, 1996
                                                          --------------------    --------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE       AMOUNT      VALUE
                                                          --------    --------    --------    --------

Revolving loans........................................   $125,501    $125,501    $ 51,033    $ 51,033
Term Loan..............................................    232,000     232,000     200,000     200,000
Interest rate swap.....................................         --       1,821          --      (3,214)
Letters of credit......................................     42,515      42,515      49,785      49,785

NOTE 16 - SUBSEQUENT EVENT -- ACQUISITION

     On February 9, 1996 the Company acquired substantially all of the assets of the GJM Group of companies ('GJM'), a private label manufacturer of women's sleepwear and lingerie. The purchase price consisted of a cash payment of $12,500,000 at closing and a cash payment of $1,500,000 due upon the satisfactory completion of an audit of the net assets acquired. The purchase price is subject to adjustment if the net assets acquired, as determined by the audit of the balance sheet of the acquired assets, are not equal to a predetermined amount.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The preliminary estimated allocation of purchase price to the fair value of the assets acquired is summarized below (in millions of dollars):

Accounts receivable.......................................................................      $10.7
Inventories...............................................................................        7.7
Prepaid expenses..........................................................................        1.4
Property and equipment....................................................................        2.9
Intangible and other assets...............................................................        7.5
Liabilities assumed.......................................................................      (16.2)
                                                                                                -----
     Total purchase price.................................................................      $14.0
                                                                                                -----
                                                                                                -----

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Warnaco Group, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 21, 1996 appearing on page F-1 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K as of and for the year ended January 6, 1996. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
New York, New York
February 21, 1996

                                                                     SCHEDULE II

                            THE WARNACO GROUP, INC.
                   VALUATION & QUALIFYING ACCOUNTS & RESERVES
                                 (IN THOUSANDS)

                                                                         ADDITIONS
                                                           BALANCE AT    CHARGED TO
                                                           BEGINNING     COSTS AND                      BALANCE AT
DESCRIPTION                                                 OF YEAR       EXPENSES     DEDUCTIONS(1)    END OF YEAR
--------------------------------------------------------   ----------    ----------    -------------    -----------

Year Ended January 8, 1994
  Allowance for doubtful accounts.......................     $1,770        $1,199         $ 1,556         $ 1,413
                                                           ----------    ----------    -------------    -----------
                                                           ----------    ----------    -------------    -----------

Year Ended January 7, 1995
  Allowance for doubtful accounts.......................     $1,413        $1,965         $   520         $ 2,858
                                                           ----------    ----------    -------------    -----------
                                                           ----------    ----------    -------------    -----------

Year Ended January 6, 1996
  Allowance for doubtful accounts.......................     $2,858        $  827         $ 1,725         $ 1,960
                                                           ----------    ----------    -------------    -----------
                                                           ----------    ----------    -------------    -----------

------------------

(1) Uncollectible accounts written off, net of recoveries.

    The above reserves are deducted from the related assets in the consolidated balance sheets.

                                 EXHIBIT INDEX

EXHIBIT                                                                                              SEQUENTIALLY
NUMBER                                      EXHIBIT DESCRIPTION                                      NUMBERED PAGE
-------   ----------------------------------------------------------------------------------------   -------------

10.3      -- Credit Agreement,  dated as of  December 4,  1995 (the 'U.S. $200,000,000 Credit
             Agreement') among Warnaco  Inc., the  Company and The Bank of Nova Scotia, as Agent
             for the Lenders named therein.
11.1      -- Calculation of Income per common share.
22.1      -- Subsidiaries of the Company
24.1(a)   -- Consent of Independent Accountants
24.1(b)   -- Consent of Independent Auditors
24.1(c)   -- Consent of Independent Auditors
27        -- Financial Data Schedule