Form 10-Q
period 1996-04-06
WARNACO GROUP INC /DE/
filed 1996-05-21
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED APRIL 6, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                         COMMISSION FILE NUMBER 1-4715

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

                         ------------------------------

                        COPIES OF ALL COMMUNICATIONS TO:
                            THE WARNACO GROUP, INC.
                                 90 PARK AVENUE
                            NEW YORK, NEW YORK 10016
                 ATTENTION: VICE PRESIDENT AND GENERAL COUNSEL

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]     No [ ]

     The number of shares outstanding of the registrant's Class A Common Stock as of May 6, 1996 is as follows: 51,823,062.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                           APRIL 6,     JANUARY 6,
                                                                                             1996          1996
                                                                                          ----------    -----------
                                                                                          (UNAUDITED)
ASSETS

Current assets:
     Cash (restricted $100 and $886, respectively).....................................   $    5,256     $   6,162
     Accounts receivable  --  net......................................................      183,694       156,607
Inventories:
     Finished goods....................................................................      244,567       214,252
     Work in process...................................................................       82,295        77,940
     Raw materials.....................................................................       70,557        64,274
                                                                                          ----------    -----------
          Total inventories............................................................      397,419       356,466
Other current assets...................................................................       29,649        23,148
                                                                                          ----------    -----------
          Total current assets.........................................................      616,018       542,383
Property, plant and equipment, (net of accumulated depreciation of $85,223 and $81,051,
  respectively)........................................................................      112,387       106,325
Intangibles and other assets  --  net..................................................      292,767       290,421
                                                                                          ----------    -----------
                                                                                          $1,021,172     $ 939,129
                                                                                          ----------    -----------
                                                                                          ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowing under revolving credit facility.........................................   $  140,807     $  51,033
     Borrowing under foreign credit facilities.........................................        6,534            --
     Current portion of long-term debt.................................................       31,469        26,700
     Accounts payable and accrued liabilities..........................................      123,384       149,950
     Accrued income taxes..............................................................        5,671         5,231
                                                                                          ----------    -----------
          Total current liabilities....................................................      307,865       232,914
                                                                                          ----------    -----------
Long-term debt.........................................................................      189,211       194,301
Other long-term liabilities............................................................       11,648        11,613
Stockholders' equity:
     Preferred Stock; $.01 par value...................................................           --            --
     Common Stock; $.01 par value......................................................          521           521
     Capital in excess of par value....................................................      568,505       567,965
     Cumulative translation adjustment.................................................       (4,257)       (3,745)
     Accumulated deficit...............................................................      (35,302)      (46,896)
     Treasury stock, at cost...........................................................       (5,000)       (5,000)
     Notes receivable for common stock issued and unearned stock compensation..........      (12,019)      (12,544)
                                                                                          ----------    -----------
          Total stockholders' equity...................................................      512,448       500,301
                                                                                          ----------    -----------
                                                                                          $1,021,172     $ 939,129
                                                                                          ----------    -----------
                                                                                          ----------    -----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                      --------------------------
                                                                                       APRIL 6,       APRIL 8,
                                                                                         1996           1995
                                                                                      -----------    -----------
                                                                                             (UNAUDITED)

Net revenues.......................................................................   $   206,480    $   195,156
Cost of goods sold.................................................................       133,571        128,332
                                                                                      -----------    -----------
Gross profit.......................................................................        72,909         66,824
Selling, administrative and general expenses.......................................        40,561         41,335
                                                                                      -----------    -----------
Income before interest and income taxes............................................        32,348         25,489
Interest expense...................................................................         7,195          8,360
                                                                                      -----------    -----------
Income before income taxes.........................................................        25,153         17,129
Provision for income taxes.........................................................         9,935          6,509
                                                                                      -----------    -----------
Net income.........................................................................   $    15,218    $    10,620
                                                                                      -----------    -----------
                                                                                      -----------    -----------

Net income per common share........................................................   $      0.29    $      0.26
                                                                                      -----------    -----------
                                                                                      -----------    -----------

Weighted average number of common shares outstanding...............................    53,240,235     41,395,979
                                                                                      -----------    -----------
                                                                                      -----------    -----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                           (IN THOUSANDS OF DOLLARS)

                                                                                              THREE MONTHS ENDED
                                                                                            -----------------------
                                                                                            APRIL 6,     APRIL 8,
                                                                                              1996         1995
                                                                                            --------    -----------
                                                                                                  (UNAUDITED)
Cash flow from operations:
  Net income.............................................................................   $ 15,218     $  10,620
  Non-cash item included in net income:
       Depreciation and amortization.....................................................      4,336         5,061
  Income taxes paid......................................................................       (434)         (912)
  Other changes in operating accounts....................................................    (91,690)      (57,391)
  Other..................................................................................      1,272          (398)
                                                                                            --------    -----------
Cash used in operations..................................................................    (71,298)      (43,020)
                                                                                            --------    -----------
Cash flow from investing activities:
  Net proceeds from sale of fixed assets.................................................        148         5,319
  Purchase of property, plant & equipment................................................     (8,048)       (5,952)
  Payment for purchase of acquired assets................................................    (14,000)       (5,000)
  Repurchase of Calvin Klein license  --  Canada.........................................         --        (6,200)
                                                                                            --------    -----------
Cash used in investing activities........................................................    (21,900)      (11,833)
                                                                                            --------    -----------
Cash flow from financing activities:
  Borrowing under revolving credit facilities............................................     96,308        58,140
  Net proceeds from the sale of Class A common stock, exercise of stock options and
     repayment of notes receivable from employees........................................        540           305
  Repayments of debt.....................................................................       (321)       (3,070)
  Dividends paid.........................................................................     (3,624)           --
  Increase in deferred financing costs...................................................       (611)           --
                                                                                            --------    -----------
Cash provided from financing activities..................................................     92,292        55,375
                                                                                            --------    -----------
Increase (decrease) in cash..............................................................       (906)          522
Cash at beginning of period..............................................................      6,162         3,791
                                                                                            --------    -----------
Cash at end of period....................................................................   $  5,256     $   4,313
                                                                                            --------    -----------
                                                                                            --------    -----------
Other changes in operating accounts:
  Accounts receivable....................................................................   $(21,087)    $     560
  Inventories............................................................................    (40,953)      (31,581)
  Other current assets...................................................................     (6,280)      (10,615)
  Accounts payable and accrued liabilities...............................................    (24,244)      (16,700)
  Accrued income taxes...................................................................        874           945
                                                                                            --------    -----------
                                                                                            $(91,690)    $ (57,391)
                                                                                            --------    -----------
                                                                                            --------    -----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim
   financial   information.  Accordingly,  they  do   not  contain  all  of  the
   information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 6, 1996 as well as its results of operations and cash flows for the periods ended April 6, 1996 and April 8, 1995. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 6, 1996.

2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

3. On February 9 1996, the Company acquired substantially all of the assets (including certain subsidiaries) comprising the GJM Group of Companies ('GJM') from Cygne Design Inc. GJM is a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12,500,000 and a cash payment of $1,500,000 due upon the satisfactory completion of an audit of the net assets acquired. The purchase price is subject to adjustment as determined by the audit of the balance sheet of the acquired assets. The preliminary allocation of purchase price to the estimated fair value of the assets acquired is summarized below (in millions of dollars):

Accounts receivable...............................................   $10.7
Inventories.......................................................     7.7
Prepaid expenses..................................................     1.4
Property, plant and equipment.....................................     2.9
Goodwill and other................................................     7.5
                                                                     -----
                                                                      30.2
Accounts payable and liabilities assumed..........................   (16.2)
                                                                     -----
     Total purchase price.........................................   $14.0
                                                                     -----
                                                                     -----

4. On May 3, 1996 the Company entered into an agreement in principle to buy Lejaby S.A./Euralis S.A. ('Lejaby'), a leading European intimate apparel manufacturer. The terms of the transaction and the allocation of purchase price to the net assets acquired are subject to the completion of a definitive purchase agreement.

5. On May 6, 1996, after a careful evaluation of the Company's men's dress shirt operations, the Company announced that it decided to cease manufacturing and marketing the Hathaway brand. The Company expects to record a loss on the shutdown of the Hathaway operations of approximately $55 million ($37 million after income tax benefits) in the second quarter of fiscal 1996, comprising primarily a write-down of assets, liquidation of inventory and accounts receivable and severance costs.

   In addition, the Company will consolidate certain intimate apparel manufacturing, distribution and administrative operations in the United States and Europe. The consolidations are expected to result in a charge of approximately $38 million ($25 million after income tax benefits) in the second quarter of fiscal 1996, comprising primarily a write-down of asset values, accruals of lease and other contractual obligations and severance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)

                                                                                                 THREE MONTHS ENDED
                                                                                               ----------------------
                                                                                               APRIL 6,      APRIL 8,
                                                                                                 1996          1995
                                                                                               --------      --------
Net revenues................................................................................    $206.5        $195.2
Cost of goods sold..........................................................................     133.6         128.3
                                                                                               --------      --------
Gross profit................................................................................      72.9          66.8
  % to net revenues.........................................................................      35.3%         34.2%

Selling, administrative and general.........................................................      40.6          41.3
                                                                                               --------      --------
Income before interest and income taxes.....................................................      32.3          25.5
  % to net revenues.........................................................................      15.7%         13.1%

Interest expense............................................................................       7.2           8.4
Provision for income taxes..................................................................       9.9           6.5
                                                                                               --------      --------
Net income..................................................................................    $ 15.2        $ 10.6
                                                                                               --------      --------
                                                                                               --------      --------

     Following a comprehensive evaluation the Company's men's dress shirt business, the Company decided to cease manufacturing and marketing the Hathaway brand. The decision will result in the sale of the business or the cessation of operations at those facilities where Hathaway is produced. As a result, the Company will record a loss on the shutdown of the Hathaway operations of approximately $55 million ($37 million after income tax benefits) in the second quarter of fiscal 1996, comprising primarily a write-down of assets, liquidation of inventory and accounts receivable and severance costs.

     In addition, the Company will consolidate certain intimate apparel manufacturing, distribution and administrative operations in the United States and Europe. The consolidations are expected to result in a charge of approximately $38 million ($25 million after income tax benefits) in the second quarter of fiscal 1996, comprising primarily a write-down of asset values, accruals of lease and other contractual obligations and severance costs.

     Net revenues in the first quarter of fiscal 1996 were $206.5 million, 5.8% higher than the $195.2 million recorded in the first quarter of fiscal 1995.

     Intimate apparel division net revenues increased 7.1% in the first quarter of fiscal 1996 to $156.8 million from $146.4 million in the first quarter of fiscal 1995. Net revenues for the first quarter of fiscal 1995 include $24.4 million more sales for Victoria Secret and Avon, excluding these items intimate apparel net revenues increased 30.7% in the first quarter of fisal 1996 compared to fiscal 1995. The increase is a result of a 101% increase in Calvin Klein, a 13.2% increase in Warner's and Olga domestic sales due to successful launch of Van Raalte and the Speedo sports bra and an increase of 22.7% in international net revenues. In addition, the company acquired GJM in February 1996, which generated $8.5 million in net revenues in the first quarter of fiscal 1996.

     Menswear division net revenues increased 2.2% to $42.7 million from the $41.8 million in the first quarter of fiscal 1995 attributable to an increase in Calvin Klein accessories net revenues.

     Gross profit increased 9.1% to $72.9 million in the first quarter of fiscal 1996 from $66.8 million recorded in the first quarter of fiscal 1995. Gross profit as a percentage of net revenues increased to 35.3% in the first quarter of fiscal 1996 from 34.2% in the first quarter of fiscal 1995. The increase in gross profit and gross profit as a percentage of net revenues reflects the higher mix of Calvin Klein sales and manufacturing efficiencies in the intimate apparel division.

     Selling, administrative and general expenses decreased to $40.6 million (19.6% of net revenues) from the $41.3 million (21.2% of net revenues) recorded in the first quarter of fiscal 1995. The decrease in selling, administrative and general expense in dollars and as a percentage of net revenues is due primarily to the continued efforts to control costs and the leverage of the higher Calvin Klein sales.

     Interest expense decreased 13.9% in the first quarter of fiscal 1996 to $7.2 million from $8.4 million recorded in the first quarter of fiscal 1995 reflecting the use of the proceeds from the Company's October 1995 public offering to reduce outstanding debt.

     The provision for income taxes for the first quarter of fiscal 1996 was $9.9 million compared to $6.5 million in the first quarter of fiscal 1995. The Company's effective tax rate for the first quarter of fiscal 1996 was 39.5% compared to 38% for the first quarter of fiscal 1995. The increase in effective tax rate in 1996 compared to 1995 reflects the realization of tax benefits in 1995 of certain state net operating loss carryforwards.

     Net income for the first quarter of 1996 was $15.2 million an increase of 43.3% over the $10.6 million reported last year. The increased net income reflects the improved operating income and lower interest expense partially offset by higher income taxes, as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On May 11, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its initial quarterly cash dividend of $0.07 per share. The Company has since declared five successive quarterly cash dividends of $0.07 per share.

     On February 9, 1996 the Company purchased substantially all of the assets, including certain subsidiaries, of the GJM Group of Companies ('GJM'), from Cygne Design Inc. GJM is a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12,500,000 and a cash payment of $1,500,000 due upon the satisfactory completion of an audit of the net assets acquired. The purchase price is subject to adjustment as determined by the audit of the balance sheet of the acquired assets.

     On May 3, 1996 the Company entered into an agreement in principle to purchase Lejaby S.A./Euralis S.A. ('Lejaby'), a leading European intimate apparel manufacturer. The terms of the acquisition are subject to the completion of a definitive purchase agreement. The Company expects to close this transaction by June 30, 1996.

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

     Cash used in operations in the first quarter of fiscal 1996 was $71.3 million compared to a use of $43.0 million in the comparable 1995 period. The use of cash in the first quarter of the Company's fiscal year is a result of seasonal increases in working capital, primarily inventory and accounts receivable. The increase in inventory is primarily in intimate apparel with increases in Calvin Klein inventory to support sales increases, Warner's basic goods inventory which has contributed to an improvement in service levels to our customers and GJM, a newly acquired division, which the Company acquired in 1996.

     The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet working capital and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.
       11.1 -- Earnings per share.

  (b)  Reports on Form 8-K.
       No reports on Form 8-K were filed during the first quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: May 21, 1996                        By:  /s/ WILLIAM S. FINKELSTEIN
                                              -----------------------------
                                                   William S. Finkelstein
                                              Director, Senior Vice President
                                                and Chief Financial Officer
                                                  Principal Financial and
                                                     Accounting Officer

Date: May 21, 1996                        By:      /s/ WALLIS H. BROOKS
                                              -----------------------------
                                                      Wallis H. Brooks
                                                     Vice President and
                                                    Corporate Controller