Form 10-Q
period 1996-07-06
WARNACO GROUP INC /DE/
filed 1996-08-20
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JULY 6, 1996

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

     The number of shares outstanding of the registrant's Class A Common Stock as of August 9, 1996 is as follows: 52,041,762.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                            JULY 6,       JANUARY 6,
                                                                                              1996           1996
                                                                                          ------------    -----------
                                                                                          (UNAUDITED)
ASSETS

Current assets:
     Cash (restricted $100 and $886, respectively).....................................     $  4,925       $   6,162
     Accounts receivable  --  net......................................................      168,401         156,607
     Inventories:
          Finished goods...............................................................      225,611         214,252
          Work in process..............................................................       61,650          77,940
          Raw materials................................................................       70,280          64,274
                                                                                          ------------    -----------
               Total inventories.......................................................      357,541         356,466
     Assets held for disposal..........................................................       14,165              --
     Other current assets..............................................................       33,053          23,148
                                                                                          ------------    -----------
               Total current assets....................................................      578,085         542,383
Property, plant and equipment, (net of accumulated depreciation of $74,952 and $81,051,
  respectively)........................................................................       90,223         106,325
Other assets:
Intangibles and other assets  --  net..................................................      319,051         290,421
                                                                                          ------------    -----------
                                                                                            $987,359       $ 939,129
                                                                                          ------------    -----------
                                                                                          ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowing under revolving credit facility.........................................     $176,576       $  51,033
     Borrowing under foreign credit facilities.........................................        2,828              --
     Current portion of long-term debt.................................................       33,968          26,700
     Accounts payable and accrued liabilities..........................................      123,114         149,950
     Accrued income taxes..............................................................        4,940           5,231
                                                                                          ------------    -----------
          Total current liabilities....................................................      341,426         232,914
                                                                                          ------------    -----------
Long-term debt.........................................................................      180,110         194,301
Other long-term liabilities............................................................       11,560          11,613
Stockholders' equity:
     Preferred Stock; $.01 par value...................................................           --              --
     Common Stock; $.01 par value......................................................          524             521
     Capital in excess of par value....................................................      574,326         567,965
     Cumulative translation adjustment.................................................       (4,302)         (3,745)
     Accumulated deficit...............................................................      (94,424)        (46,896)
     Treasury stock, at cost...........................................................       (5,000)         (5,000)
     Notes receivable for common stock issued and unearned stock compensation..........      (16,861)        (12,544)
                                                                                          ------------    -----------
          Total stockholders' equity...................................................      454,263         500,301
                                                                                          ------------    -----------
                                                                                            $987,359       $ 939,129
                                                                                          ------------    -----------
                                                                                          ------------    -----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATE)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    --------------------    --------------------
                                                                    JULY 6,     JULY 8,     JULY 6,     JULY 8,
                                                                      1996        1995        1996        1995
                                                                    --------    --------    --------    --------
                                                                                    (UNAUDITED)

Net revenues.....................................................   $222,805    $210,395    $429,285    $405,551
Cost of goods sold -- Note 4.....................................    175,568     142,176     309,139     270,508
                                                                    --------    --------    --------    --------
Gross profit.....................................................     47,237      68,219     120,146     135,043
Selling, general and administrative expenses.....................     42,508      43,800      83,069      85,135
Non-recurring items -- Note 4....................................    (81,262)         --     (81,262)         --
                                                                    --------    --------    --------    --------
Income (loss) before interest and income taxes...................    (76,533)     24,419     (44,185)     49,908
Interest expense.................................................      7,721       9,475      14,916      17,835
                                                                    --------    --------    --------    --------
Income (Loss) before provision (benefit) for income taxes........    (84,254)     14,944     (59,101)     32,073
Provision (benefit) for income taxes.............................    (28,772)      5,679     (18,837)     12,188
                                                                    --------    --------    --------    --------
Net income (loss)................................................   $(55,482)   $  9,265    $(40,264)   $ 19,885
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Weighted average number of shares of common stock outstanding....     53,890      42,003      53,565      41,699
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income (loss) per share......................................   $  (1.03)   $   0.22    $  (0.75)   $   0.48
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                           (IN THOUSANDS OF DOLLARS)

                                                                                              SIX MONTHS ENDED
                                                                                          ------------------------
                                                                                           JULY 6,       JULY 8,
                                                                                            1996          1995
                                                                                          ---------    -----------
                                                                                                (UNAUDITED)
Cash flow from operations:
  Net income...........................................................................   $ (40,264)    $  19,885
  Non-cash items included in net income (loss):
       Depreciation and amortization...................................................      13,025         9,400
       Unearned stock compensation.....................................................         870            --
       Increase in deferred tax assets  --  net........................................     (18,721)           --
       Non cash portion of non-recurring items.........................................      87,069            --
  Income taxes paid....................................................................      (1,112)       (1,758)
  Other changes in operating accounts..................................................    (119,877)      (68,337)
  Other................................................................................        (469)       (1,784)
                                                                                          ---------    -----------
Cash used in operations................................................................     (79,479)      (42,594)
                                                                                          ---------    -----------
Cash flow from investing activities:
  Net proceeds from sale of fixed assets...............................................         175         5,942
  Purchase of property, plant & equipment..............................................     (12,329)       (9,858)
  Payment for purchase of acquired assets..............................................     (12,500)       (5,000)
  Increase in intangible and other assets..............................................     (12,378)       (6,200)
                                                                                          ---------    -----------
Cash used in investing activities......................................................     (37,032)      (15,116)
                                                                                          ---------    -----------
Cash flow from financing activities:
  Borrowing under revolving credit facilities..........................................     128,371        65,598
  Net proceeds from the sale of Class A common stock and repayment of notes receivable
     from employees....................................................................       1,177           644
  Proceeds from other debt.............................................................          --         5,955
  Repayments of debt...................................................................      (6,923)      (13,117)
  Dividends paid.......................................................................      (7,264)       (2,922)
  Increase in deferred financing costs.................................................         (87)          (92)
                                                                                          ---------    -----------
Cash provided from financing activities................................................     115,274        56,066
                                                                                          ---------    -----------
Increase (decrease) in cash............................................................      (1,237)       (1,644)
Cash at beginning of period............................................................       6,162         3,791
                                                                                          ---------    -----------
Cash at end of period..................................................................   $   4,925     $   2,147
                                                                                          ---------    -----------
                                                                                          ---------    -----------
Other changes in operating accounts:
  Accounts receivable..................................................................   $ (21,362)    $   4,935
  Inventories..........................................................................     (29,742)      (61,447)
  Other current assets.................................................................     (10,297)      (11,752)
  Accounts payable and accrued liabilities.............................................     (59,297)       (1,103)
  Accrued income taxes.................................................................         821         1,030
                                                                                          ---------    -----------
                                                                                          $(119,877)    $ (68,337)
                                                                                          ---------    -----------
                                                                                          ---------    -----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim
   financial   information.  Accordingly,  they  do   not  contain  all  of  the
   information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature, except as noted in Notes 3 and 4 below) necessary to present fairly the financial position of the Company as of July 6, 1996 as well as its results of operations and cash flows for the periods ended July 6, 1996 and July 8, 1995. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 6, 1996.

2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

3. Acquisitions

   On February 9, 1996, the Company acquired substantially all of the assets (including certain subsidiaries) comprising the GJM Group of Companies ('GJM') from Cygne Designs Inc. GJM is a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12,500,000. The preliminary allocation of purchase price to the estimated fair value of the assets acquired is summarized below (in millions of dollars):

Accounts receivable...............................................   $10.7
Inventories.......................................................     7.7
Prepaid expenses..................................................     1.4
Property, plant and equipment.....................................     2.9
Goodwill..........................................................     6.0
                                                                     -----
                                                                      28.7
Accounts payable and liabilities assumed..........................   (16.2)
                                                                     -----
Total purchase price..............................................   $12.5
                                                                     -----
                                                                     -----

   In July and August 1996 the Company completed the acquisition of approximately 88% of the assets or stock in the companies comprising Lejaby S.A./Euralis S.A. ('Lejaby'), a leading European intimate apparel manufacturer, for approximately $68 million. Funds to consummate the transaction were provided by a member of the Company's bank credit group. The terms of the bank loan are substantially the same as the terms of the Company's existing credit agreements and include a $25 million term loan maturing on June 30, 2001 and a revolving loan of $43 million. Borrowings under the Lejaby credit agreement bear interest at LIBOR plus .45%.

   On July 19, 1996, the Company acquired Body Slimmers, Inc. by Nancy Ganz ('Body Slimmers'), for approximately $6.5 million cash. This company is a designer and marketer of body slimming undergarments for women.

   The impact of these acquisitions on a pro-forma basis is not material to the results of operations of the Company for fiscal 1995 or fiscal 1996.

4. Non-recurring Items

   Following the acquisition of the GJM businesses in February, 1996 which significantly added to the Company's low cost manufacturing capacity, in addition to an immediate expansion of product lines, the Company undertook a strategic review of its businesses and manufacturing facilities. The further acquisitions of Body Slimmers and Lejaby were also considered. As a result of this review, the

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

   Company has, to date, taken the following steps which have resulted in total non-recurring charges in the second quarter of fiscal 1996 as summarized below (in millions):

Loss related to the Hathaway business............................   $ 48.4
Charge for the consolidation and realignment of the intimate
  apparel division...............................................     46.4
Other items......................................................     12.6
                                                                    ------
Total charges, including $26.3 in cost of goods sold.............    107.4
Less: Income tax benefits........................................     37.6
                                                                    ------
                                                                    $ 69.8
                                                                    ------
                                                                    ------

   The losses reported above include inventory markdowns directly attributable to the decision to exit the Hathaway business and consolidation and realignment of the intimate apparel division. It is difficult to distinguish inventory markdowns attributable to the decision to exit or realign these activities from external market conditions. Accordingly, inventory markdowns, operating losses of Hathaway through July 6, 1996 (resulting from inventory liquidations at markdown prices) and settlement of insurance claims receivable, together aggregating $26.3 million are not reflected in the consolidated condensed statement of operations within the non-recurring items. A description of the non-recurring items follows.

   Exit from the Hathaway Business

   On May 6, 1996, after a careful evaluation of the Company's Hathaway men's dress shirt operations, the Company announced that it had decided to cease manufacturing and marketing this brand. On July 25, 1996, the Company reached agreement with an investor group, to transfer certain assets comprising the Hathaway dress shirt manufacturing operations in Waterville, Maine and Prescott, Ontario including certain inventory, property and equipment and other assets (the 'Hathaway Assets'). The Company anticipates a closing by September 30, 1996. The Hathaway Assets have been classified as 'Assets held for disposal' in the Balance Sheet as of July 6, 1996, at an amount equal to the estimated fair value of the assets. The Company's Puerto Rico facility (not included in the transaction noted above) ended production of Hathaway products in 1995 and necessary legal filings to cease operations in the leased Puerto Rico plant were made in May, 1996.

   Net revenues of the Hathaway business for the six months ended July 6, 1996 and July 8, 1995 were $14.7 million and $20.1 million, respectively. Results of operations for the six months ended July 6, 1996 and July 8, 1995 were a pre tax loss of $2.7 million and $2.7 million, respectively.

   A summary of the losses recorded in fiscal 1996 related to the Hathaway business are summarized as follows (in millions):

Write-down of assets to fair value (including $23.0 million of
  intangible assets)..............................................   $43.7
Severance and other employee costs................................     0.7
Lease termination costs...........................................     0.3
Legal and professional fees.......................................     1.0
                                                                     -----
                                                                      45.7
Less: Income tax benefit..........................................    16.0
                                                                     -----
     Total........................................................    29.7
Add: Losses incurred through July 6, 1996.........................     2.7
Less: Income tax benefits.........................................     1.0
                                                                     -----
     Total loss related to the Hathaway business through July 6,
       1996.......................................................   $31.4
                                                                     -----
                                                                     -----

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

   Through July 6, 1996, the Company had expended approximately $2.7 million of net cash related to the exit from the Hathaway business. The Company expects that the estimated cash proceeds from the liquidation of certain of the Hathaway Assets of approximately $14.2 million will more than offset the estimated remaining cash payments of approximately $2.0 million. In addition, the Company's income tax payments will be reduced in future periods resulting in additional cash savings.

   Expenses, including future operating losses prior to the date of transfer (which are not expected to be material), that do not meet the criteria for recognition at July 6, 1996 will be recorded in future periods as incurred. All other charges are non-cash in nature.

   Intimate Apparel Division Consolidation and Realignment

   In April 1996, the Company announced the consolidation and realignment of certain of its intimate apparel manufacturing, distribution, selling and administrative functions and facilities in the United States and Europe. The consolidation, substantially completed, and realignment has resulted in a non-recurring charge in the second quarter of fiscal 1996 of $30.2 million, net of income tax benefits of $16.2 million. The closing of several manufacturing facilities and consolidation of certain distribution operations has resulted in the Company incurring certain integration costs in its remaining manufacturing facilities to reconfigure product lines and retrain existing personnel. The costs attendant to the realignment and retraining, incurred in the second quarter of fiscal 1996, amounted to approximately $4.4 million.

   In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Body Slimmers acquisitions, the Company has re-evaluated the viability of all product lines and styles. As a result, certain products and styles have been discontinued to permit the investment of working capital in products and styles with greater returns. The liquidation of these products resulted in mark down losses of approximately $14.8 million in the second quarter of fiscal 1996. The Company has provided an additional $2.8 million for the write-down of remaining inventories related to these discontinued products and styles. The Company expects to liquidate the remaining inventory during the third quarter of fiscal 1996.

   A  summary  of  the  total   intimate  apparel  division  consolidation   and
   realignment charge follows (in millions):

Write-down of fixed assets.......................................   $  3.7
Lease termination costs..........................................      6.4
Severance and other employee costs...............................     14.3
Realignment of manufacturing facilities and retraining costs.....      4.4
Disposition and write-down of discontinued inventory -- included
  in cost of goods sold..........................................     17.6
                                                                    ------
     Total charges...............................................     46.4
Less: Income tax benefits........................................    (16.2)
                                                                    ------
     Net intimate apparel consolidation and realignment charge...   $ 30.2
                                                                    ------
                                                                    ------

   Total cash expense incurred through July 6, 1996 related to this charge was $15.9 million partially offset by proceeds from the sales of certain assets of $10.1 million. The Company expects to expend approximately $11.8 million of additional cash, primarily in the third quarter of fiscal 1996, except for lease termination costs which will be paid over the next five years. Future cash outlays will be offset by proceeds from the sales of assets and tax benefits realized resulting in cash savings to the Company. The remaining charges are non-cash in nature.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

   Other

   The addition of the GJM manufacturing and administrative organization has enabled the Company to begin manufacturing and direct sourcing certain products which had been previously outsourced through an agent. This will result in significant ongoing cost savings to the Company. The Company will pay $3 million in non-recurring charges attendant to the run-off of the former agency contract of which approximately $0.8 million was paid through July 6, 1996 and the Company expects to pay the remaining balance to the agent during the third and fourth quarters of fiscal 1996.

   The Company has recognized other opportunities for further cost savings by consolidating certain administrative and sales functions in Europe following the Lejaby acquisition. Actions taken in the second quarter, primarily reductions in existing staff, resulted in a non-recurring charge of $3.6 million in the second quarter of fiscal 1996, approximately $1.2 million of such charges were paid in the second quarter of fiscal 1996; the remaining charges will be paid in the third and fourth quarters of fiscal 1996.

   In order to achieve an early resolution of the insurance claims related to the destruction of one of the Company's distribution centers as a result of the 1994 California earthquake, the Company accepted a cash settlement offer of $19 million and wrote-off the remaining receivable of $6 million in the second quarter of fiscal 1996.

5. In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996 the Company and Authentic Fitness announced that the merger agreement had been terminated. The Company has incurred legal, accounting and investment advisory fees in connection with the proposed merger. Such fees and expenses of approximately $3.0 million will be paid and charged against income in the third quarter of fiscal 1996.

6. In May 1996, the Company's Board of Directors authorized the issuance of 195,700 shares of restricted stock to certain employees, including certain officers and directors of the Company. The restricted shares vest ratably over four years and will be fully vested in May 2000. The fair market value of the restricted shares was approximately $5.4 million at the date of grant. The Company will recognize compensation expense equal to the fair value of the restricted shares over the vesting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)

                                                                          THREE MONTHS               SIX MONTHS
                                                                             ENDED                     ENDED
                                                                      --------------------      --------------------
                                                                      JULY 6,      JULY 8,      JULY 6,      JULY 8,
                                                                       1996         1995         1996         1995
                                                                      -------      -------      -------      -------
                                                                                       (UNAUDITED)

Net revenues.......................................................   $ 222.8      $ 210.4      $ 429.3      $ 405.6
Cost of goods sold as reported.....................................     175.6        142.2        309.1        270.5
Non-recurring items................................................     (26.3)          --        (26.3)          --
                                                                      -------      -------      -------      -------
Gross profit before non-recurring items............................      73.5         68.2        146.4        135.0
  % of net revenues................................................      33.0%        32.4%        34.1%        33.3%

Selling, administrative and general expenses.......................      42.5         43.8         83.1         85.1
                                                                      -------      -------      -------      -------
Income before interest and income taxes and non-recurring items....      31.0         24.4         63.3         49.9
  % to net revenues................................................      13.9%        11.6%        14.8%        12.3%

Interest expense...................................................       7.7          9.5         14.9         17.8
Provision for income taxes.........................................       8.9          5.7         18.9         12.2
                                                                      -------      -------      -------      -------
Income before non-recurring items(1)...............................      14.3          9.3         29.5         19.9
Non-recurring items, net of income tax benefits....................     (69.8)          --        (69.8)          --
                                                                      -------      -------      -------      -------
Net income (loss)..................................................   $ (55.4)     $   9.3      $ (40.3)     $  19.9
                                                                      -------      -------      -------      -------
                                                                      -------      -------      -------      -------

- ------------

(1) Net income before non-recurring items was $0.27 per share and $0.55 per share for the three months and six months ended July 6, 1996 compared to $0.22 per share and $0.48 per share for the comparable fiscal 1995 periods.

STRATEGIC ACTIONS (See Note 4 of Notes to Consolidated Condensed Financial Statements)

     Following the acquisition of the GJM business in February, 1996 which significantly added to the Company's low cost manufacturing capacity, in addition to an immediate expansion of product lines, the Company undertook a strategic review of its businesses and manufacturing facilities. The further acquisitions of Body Slimmers and Lejaby have also been considered. As a result of this review, the Company has, to date, taken the following steps which have resulted in total non-recurring charges in the second quarter of fiscal 1996 as summarized below (in millions):

Loss related to the Hathaway business................................................   $  48.4
Charge for the consolidation and realignment of the intimate apparel division........      46.4
Other items..........................................................................      12.6
                                                                                        -------
Total charges, including $26.3 in cost of goods sold.................................     107.4
Less: Income tax benefits............................................................      37.6
                                                                                        -------
                                                                                        $  69.8
                                                                                        -------
                                                                                        -------

EXIT FROM THE HATHAWAY BUSINESS

     Following a comprehensive evaluation the Company's men's dress shirt business, in April 1996, the Company decided to cease manufacturing and marketing the Hathaway brand. In recent years the dress shirt business has become increasingly price driven and, as a result, the Company's dress shirt business has returned profit margins considerably below those of the Company's core intimate apparel business. In addition, the dress shirt business requires continuing investment, particularly in working capital, disproportionate to its return. Accordingly, the Company elected to withdraw from the Hathaway dress shirt business, freeing up funds for reinvestment in brands and businesses with higher growth potential and greater returns.

     In  July 1996,  the Company  entered into  a 'Heads  of Agreement'  with an investor group to transfer certain assets of the Hathaway dress shirt operation, including its Waterville, Maine and Prescott, Ontario manufacturing facilities. As a result, the Company has written the assets related to its Hathaway operation down to fair value and reclassified the assets to the caption 'Assets held for disposal' in the July 6, 1996 Balance Sheet. The loss from the write-down of the Hathaway Assets to fair value and losses incurred in the operation of the Hathaway business since the Company announced its intent to exit this business of approximately $31.4 million, net of income tax benefits of $17.0 million, are included in the Statement of Operations for the second quarter of fiscal 1996. The pre-tax loss includes the write off of $23 million of Hathaway intangibles and goodwill. The Company expects to complete the transfer of the Hathaway assets by the end of the third quarter of the 1996 fiscal year.

INTIMATE APPAREL CONSOLIDATION AND REALIGNMENT

     In April 1996, the Company announced the consolidation of certain intimate apparel and other manufacturing, distribution and administrative operations in the United States and Europe. The consolidation and realignment of the Intimate Apparel Division is designed to reduce costs and improve the efficiency of the Company's operations and is expected to result in annual cost savings in excess of $10 million per year. The consolidation and realignment has resulted in a non-recurring charge of approximately $30.2 million after income tax benefits of $16.2 million in the second quarter of fiscal 1996, comprised primarily of a write-down of asset values, accruals of lease and other contractual obligations, and employee termination and severance costs. In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Body Slimmers acquisitions, the Company has re-evaluated the viability of all product lines and styles. As a result, certain products and styles have been discontinued to permit the investment of working capital in products and styles with greater returns. In addition, the Company incurred certain costs and expenses associated with the realignment of manufacturing plants, consolidation of the Company's intimate apparel sales forces and other costs during the second quarter which are also included in the non-recurring charge.

OTHER ITEMS

     The non-recurring charge also includes $8.2 million net of income tax benefits of $4.4 million related to the cancellation of certain contracts, realignment of its European organization and the write off of an insurance receivable.

     The non-recurring charge for exiting the Hathaway business and the Intimate Apparel Division consolidation and realignment and other items total approximately $69.8 million, after income tax benefits of $37.6 million, or $1.30 per share for both the second quarter and first six months of fiscal 1996.

RESULTS OF OPERATIONS

     Net revenues in the second quarter of fiscal 1996 were $222.8 million, 5.9% higher than the $210.4 million recorded in the second quarter of fiscal 1995. Net revenues for the six months ended July 6, 1996 were $429.3 million, an increase of 5.9% over the $405.6 million recorded in the first six months of fiscal 1995.

     Intimate apparel division net revenues increased 4.1%, $165.5 million from $159.0 million in the second quarter of fiscal 1995. The increase in net revenues in the second quarter of fiscal 1996 compared to fiscal 1995 was accomplished despite a decrease in net revenues from Avon and Victoria's Secret of $19.3 million. Excluding the impact of Avon and Victoria's Secret, intimate apparel division net revenues increased 19.2% reflecting increases in Calvin Klein net revenues of 49.1%, increases in Warner's and Olga domestic net revenues of 5.0% and an increase in international net revenues of 5.2%. Net revenues for the six months ended July 6, 1996 increased 5.5% compared to the first six months of fiscal 1995 despite a decrease in net revenues from Avon and Victoria's Secret of $43.9 million. Excluding these items net revenues increased 24.1%. The increase reflects an increase in Calvin Klein of 72.4%, an increase in Olga and Warner's domestic net revenues of 7.3%, international net revenues of 13.5% and an increase in sleepwear net revenues of approximately $18 million reflecting the impact of the acquisition of GJM in February 1996.

     Menswear division net revenues increased 11.5% to $45.5 million in the second quarter of fiscal 1996 from $40.8 million in the second quarter of fiscal 1995. The increase is attributable to a 16.2% increase in Chaps net revenues resulting from strong sell-thru at retail and $2.6 million of Calvin Klein accessories net revenues. Hathaway division net revenues for the second quarter of fiscal 1996 decreased by approximately 30% or $2.9 million compared to fiscal 1995 reflecting the Company's decision to exit the Hathaway business. Net revenues for the six months ended July 6, 1996 increased 6.7% to $88.2 million from $82.6 million in the first six months of fiscal 1995. The increase for the six months primarily reflects an increase of 7.7% in Chaps net revenues and $5.4 million of Calvin Klein accessories net revenues, partially offset by a decrease in Hathaway net revenues.

     Gross profit before non-recurring items increased 7.7% to $73.5 million in the second quarter of fiscal 1996 from $68.2 million in the second quarter of fiscal 1995. Gross profit before the consolidation and re-alignment charge as a percentage of net revenues increased to 33.0% in the second quarter of fiscal 1996 from 32.4% in the second quarter of fiscal 1995. Gross profit for the first six months of fiscal 1996 increased 8.4% to $146.4 million from $135.0 million in the first six months of fiscal 1995. The increase in gross profit and gross profit as a percentage of net revenues for both the quarter and the six months reflects the higher mix of Calvin Klein sales and increased manufacturing efficiencies in intimate apparel.

     Selling, administrative and general expenses decreased to $42.5 million (19.1% of net revenues) in the second quarter of fiscal 1996 from the $43.8 million (20.8% of net revenues) recorded in the second quarter of fiscal 1995. Selling, administrative and general expenses for the first six months of fiscal 1996 decreased to $83.1 million (19.4% of net revenues) from $85.1 million (21.0% of net revenues) in fiscal 1995. The decrease in selling, administrative and general expenses in dollars and as a percentage of net revenues is due primarily to the cost savings measures and realignment of administrative functions undertaken by the Company beginning in April 1996. The Company expects that overall selling and administrative expenses will be reduced by over $10 million on an annualized basis as a result of these consolidation and realignment efforts.

     Interest expense decreased 18.5% in the second quarter of fiscal 1996 to $7.7 million from $9.5 million recorded in the second quarter of fiscal 1995. Interest expense for the six months ended July 6, 1996 decreased 16.4% to $14.9 million from $17.8 million in the first six months of fiscal 1995. The decrease in interest expense for both the quarter and six months reflects the use of the proceeds from the Company's public offering to reduce outstanding debt, which was completed in October 1995.

     The provision for income taxes for the second quarter of fiscal 1996 and for the first six months of fiscal 1996 reflects income tax benefits of $37.6 million related to the exit from the Hathaway business and consolidation and realignment of the intimate apparel division. The provision for income taxes before giving effect to these tax benefits for the second quarter of fiscal 1996 was $8.9 million compared to $5.7 million in the second quarter of fiscal 1995. The Company's effective tax rate for the first six months of fiscal 1996 was 39% before non-recurring items compared to 38% for the first six months of fiscal 1995. The increase in the effective tax rate in fiscal 1996 compared to fiscal 1995 reflects the realization of tax benefits in fiscal 1995 of certain state net operating loss carryforwards.

     Income before non-recurring charges for the second quarter of fiscal 1996 was $14.3 million, an increase of 54.5% from the $9.3 million for the second quarter of fiscal 1995. Income before non-recurring charges for the first six months of fiscal 1996 increased 48.5% to $29.5 million from $19.9 million in the first six months of fiscal 1995. The increase for both the quarter and six months reflects the higher operating income and lower interest expense noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On May 11, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared its first quarterly cash dividend of $0.07 per share. The Company has since declared six successive quarterly cash dividends of $0.07 per share.

     On February 9, 1996, the Company acquired substantially all of the assets (including certain subsidiaries) comprising the GJM Group of Companies ('GJM') from Cygne Design Inc. GJM is a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12.5 million.

     On July 17, 1996, the Company acquired certain assets and stock in certain companies comprising approximately 88% of Lejaby S.A./Euralis S.A. ('Lejaby'), a leading European intimate apparel manufacturer, for approximately $68 million. Funds to consummate the transaction were provided by a member of the Company's bank credit group. The terms of the bank loan are substantially the same as the terms of the Company's existing credit agreements and include a $25 million term loan maturing on June 30, 2001 and a revolving loan of $43 million.

     On July 19, 1996, the Company acquired Body Slimmers, Inc. by Nancy Ganz ('Body Slimmers'), for approximately $6.5 million cash. The acquisition of Body Slimmers will expand the Company's product line to the fast growing segment of the intimate apparel market targeting aging baby boomers. This acquisition enhances the Company's leading position in the domestic intimate apparel market.

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

     Cash used in operations in the first half of fiscal 1996 was $79.5 million compared to $42.6 million in the comparable fiscal 1995 period. The cash used in operations for the first six months of fiscal 1996 includes $20.4 million related to the exit from the Hathaway business and the consolidation and realignment of the intimate apparel division. The cash used in operations in the first six months of fiscal 1996 before giving effect to the non-recurring charges was $59.1 million compared to the $42.6 million in the comparable 1995 fiscal period. The increase in the use of working capital is a result of seasonal increases in working capital, primarily inventory and accounts receivable. The increase in inventory is primarily in the intimate apparel division with increases in Calvin Klein inventory to support sales increases, Warner's basic goods inventory which has contributed to an improvement in service levels to our customers and GJM, the new division, which the Company acquired in 1996.

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

                                          THE WARNACO GROUP, INC.

Date: August 19, 1996                     By: ____/s/ WILLIAM S. FINKELSTEIN____
                                                   William S. Finkelstein
                                              Director, Senior Vice President
                                                and Chief Financial Officer
                                                  Principal Financial and
                                                     Accounting Officer

Date: August 19, 1996                     By: _______/s/ WALLIS H. BROOKS_______
                                                      Wallis H. Brooks
                                                     Vice President and
                                                    Corporate Controller