Form 10-Q
period 1996-10-05
WARNACO GROUP INC /DE/
filed 1996-11-19
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED OCTOBER 5, 1996

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

     The number of shares outstanding of the registrant's Class A Common Stock as of November 5, 1996 is as follows: 52,031,762.

________________________________________________________________________________

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                     OCTOBER 5,         JANUARY 6,
                                                                                        1996               1996
                                                                                   ---------------    ---------------
                                                                                     (UNAUDITED)
ASSETS

Current assets:
     Cash (restricted $100 and $3,939, respectively)............................     $    16,828         $   6,162
     Accounts receivable -- net.................................................         228,699           156,607
     Inventories:
          Finished goods........................................................         250,923           214,252
          Work in process.......................................................          65,326            77,940
          Raw materials.........................................................          82,653            64,274
                                                                                   ---------------    ---------------
               Total inventories................................................         398,902           356,466
     Assets held for sale.......................................................          12,078                --
     Other current assets.......................................................          30,039            23,148
                                                                                   ---------------    ---------------
               Total current assets.............................................         684,466           542,383
Property, plant and equipment, (net of accumulated depreciation of $95,294 and
  $81,051, respectively)........................................................         109,426           106,325
Other assets:
Intangibles and other assets -- net.............................................         356,457           290,421
                                                                                   ---------------    ---------------
                                                                                     $ 1,152,429         $ 939,129
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowing under revolving credit facility..................................     $   191,361         $  51,033
     Borrowing under foreign credit facilities..................................           3,793                --
     Current portion of long-term debt..........................................          34,025            26,700
     Accounts payable and accrued liabilities...................................         196,703           149,950
     Accrued income taxes.......................................................           4,378             5,231
                                                                                   ---------------    ---------------
          Total current liabilities.............................................         430,260           232,914
                                                                                   ---------------    ---------------
Long-term debt..................................................................         252,116           194,301
Other long-term liabilities.....................................................          11,736            11,613
Stockholders' equity:
     Preferred Stock; $.01 par value............................................              --                --
     Common Stock; $.01 par value...............................................             531               521
     Capital in excess of par value.............................................         575,198           567,965
     Cumulative translation adjustment..........................................          (3,748)           (3,745)
     Accumulated deficit........................................................         (92,238)          (46,896)
     Treasury stock, at cost....................................................          (5,000)           (5,000)
     Notes receivable for common stock issued and unearned stock compensation...         (16,426)          (12,544)
                                                                                   ---------------    ---------------
          Total stockholders' equity............................................         458,317           500,301
                                                                                   ---------------    ---------------
                                                                                     $ 1,152,429         $ 939,129
                                                                                   ---------------    ---------------
                                                                                   ---------------    ---------------

  This statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               -------------------------    -------------------------
                                                               OCTOBER 5,     OCTOBER 7,    OCTOBER 5,     OCTOBER 7,
                                                                  1996           1995          1996           1995
                                                               ----------     ----------    ----------     ----------
                                                                                    (UNAUDITED)
Net revenues................................................    $292,010       $239,569      $721,295       $645,120
Cost of goods sold -- Note 4................................     201,636(a)     154,941       510,742(a)     425,449
                                                               ----------     ----------    ----------     ----------
Gross profit................................................      90,374         84,628       210,553        219,671
Selling, general and administrative expenses................      52,496         45,432       135,565        130,567
Non-recurring items -- Note 4...............................      19,413         --           100,621         --
                                                               ----------     ----------    ----------     ----------
Income (loss) before interest and income taxes..............      18,465         39,196       (25,633)        89,104
Interest expense............................................       8,936         10,017        23,852         27,852
                                                               ----------     ----------    ----------     ----------
Income (Loss) before provision (benefit) for income taxes...       9,529         29,179       (49,485)        61,252
Provision (benefit) for income taxes........................       3,718         11,088       (15,031)        23,276
                                                               ----------     ----------    ----------     ----------
Net income (loss)...........................................    $  5,811       $ 18,091      $(34,454)      $ 37,976
                                                               ----------     ----------    ----------     ----------
                                                               ----------     ----------    ----------     ----------
Weighted average number of shares of common stock
  outstanding...............................................      53,357         44,529        53,489         42,642
                                                               ----------     ----------    ----------     ----------
                                                               ----------     ----------    ----------     ----------
Net income (loss) per share.................................    $   0.11       $   0.41      $  (0.64)      $   0.89
                                                               ----------     ----------    ----------     ----------
                                                               ----------     ----------    ----------     ----------

------------

 (a) Includes $11.7 million and $38.0 million of non-recurring items. See Note 4 of Notes to Consolidated Condensed Financial Statements.

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                          INCREASE (DECREASE) IN CASH
                           (IN THOUSANDS OF DOLLARS)

                                                                                             NINE MONTHS ENDED
                                                                                          ------------------------
                                                                                          OCTOBER 5,    OCTOBER 7,
                                                                                            1996          1995
                                                                                          ---------    -----------
                                                                                                (UNAUDITED)
Cash flow from operations:
     Net income (loss).................................................................   $ (34,454)    $  37,976
     Non cash items included in net income (loss):
          Depreciation and amortization................................................      20,107        14,412
          Other........................................................................       1,813         1,236
          Increase in deferred tax assets -- net.......................................     (15,031)       --
          Non cash portion of non-recurring items......................................      95,688        --
     Income taxes paid.................................................................      (2,335)       (2,584)
     Other changes in operating accounts...............................................    (132,760)     (169,231)
     Other.............................................................................         240         5,184
                                                                                          ---------    -----------
Cash used in operations................................................................     (66,732)     (113,007)
Cash flow from investing activities:
     Net proceeds from sale of fixed assets............................................          69         5,932
     Purchase of property, plant & equipment...........................................     (20,572)      (18,142)
     Payment for purchase of acquired assets...........................................     (87,000)      (11,200)
     Increase in intangible and other assets...........................................     (14,168)       --
                                                                                          ---------    -----------
Cash used in investing activities......................................................    (121,671)      (23,410)
Cash flow from financing activities:
     Borrowing under revolving credit facilities.......................................     144,121       (70,980)
     Net proceeds from the sale of Class A common stock and repayment of notes
      receivable from employees........................................................       1,026       224,339
     Proceeds from other financing.....................................................      71,000        --
     Repayments of debt................................................................      (5,860)      (14,792)
     Dividends paid....................................................................     (10,888)       (2,922)
     Increase in deferred financing costs..............................................        (330)          (92)
                                                                                          ---------    -----------
Cash provided from financing activities................................................     199,069       135,553
                                                                                          ---------    -----------
Increase (decrease) in cash............................................................      10,666          (864)
Cash at beginning of period............................................................       6,162         3,791
                                                                                          ---------    -----------
Cash at end of period..................................................................   $  16,828     $   2,297
                                                                                          ---------    -----------
                                                                                          ---------    -----------
Other changes in operating accounts:
     Accounts receivable...............................................................   $ (64,146)    $ (46,129)
     Inventories.......................................................................     (19,268)     (100,735)
     Other current assets..............................................................      (2,570)      (11,805)
     Accounts payable and accrued liabilities..........................................     (48,258)      (12,918)
     Accrued income taxes..............................................................       1,482         2,356
                                                                                          ---------    -----------
                                                                                          $(132,760)    $(169,231)
                                                                                          ---------    -----------
                                                                                          ---------    -----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim
   financial   information.  Accordingly,  they  do   not  contain  all  of  the
   information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature, except as noted in Notes 3 and 4 below) necessary to present fairly the financial position of the Company as of October 5, 1996 as well as its results of operations and cash flows for the periods ended October 5, 1996 and October 7, 1995. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 6, 1996.

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

   In the third quarter of 1996 the Company completed the acquisition of approximately 88% of the assets or stock in the companies comprising the Lejaby/Euralis group of companies ('Lejaby'), a leading European intimate apparel manufacturer, for approximately $68 million. Funds to consummate the transaction were provided by a member of the Company's bank credit group. The terms of the bank loans are substantially the same as the terms of the Company's existing credit agreements and include a term loan facility of 370 million French Francs and revolving loan facilities of 150 million French Francs. The term and revolving loans mature on December 31, 2001. Borrowings under the term loan and revolving loan facilities bear interest at LIBOR plus .45%. The term loan will be repaid in annual installments beginning on July 1, 1997 with a final installment on December 31, 2001.

   On July 19, 1996, the Company acquired Body Slimmers, Inc. by Nancy Ganz ('Body Slimmers'), for approximately $6.5 million. This company is a designer and marketer of body slimming undergarments for women.

   In the aggregate, the impact of a pro-forma presentation combining these acquisitions would not be material to the results of operations of the Company for fiscal 1995 or fiscal 1996.

4. Non-Recurring Items

   The acquisition of the GJM businesses in February, 1996 significantly added to the Company's low cost manufacturing capacity, and resulted in an immediate expansion of product lines. The Company subsequently undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of Body Slimmers and Lejaby have also been considered. As a result of this review, the Company has, to date,

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

   taken the following steps (described below) which have resulted in total non-recurring charges in the second and third quarters of fiscal 1996 as summarized below (in millions):

                                                SECOND      THIRD
                                                QUARTER    QUARTER    TOTAL
                                                -------    -------    ------
Loss related to the sale of the Hathaway
  business...................................    $48.4      $ 7.3     $ 55.7
Charge for the consolidation and re-alignment
  of the intimate apparel division...........     46.4       17.1       63.5
Other items, including merger termination
  costs of $3 million........................     12.6        6.8       19.4
                                                -------    -------    ------
                                                 107.4       31.2      138.6
Less: income tax benefits....................     37.6       12.2       49.8
                                                -------    -------    ------
                                                 $69.8      $19.0     $ 88.8
                                                -------    -------    ------
                                                -------    -------    ------

   The losses reported above include inventory markdowns directly attributable to the decision to exit the Hathaway business and consolidation and re-alignment of the intimate apparel division. It is difficult to distinguish inventory markdowns attributable to the decision to exit or realign these activities from external market conditions. Accordingly, inventory markdowns, operating losses of Hathaway through October 5, 1996 (resulting from inventory liquidations at markdown prices) and settlement of insurance claims related to the 1994 California earthquake and other claims receivable together aggregating $38.0 million are reflected in the Consolidated Condensed Statement of Operations within cost of goods sold. A description of the non-recurring items follows.

  Exit from the Hathaway Business

   On May 6, 1996, after a careful evaluation of the Company's Hathaway men's dress shirt operations, the Company announced that it had decided to cease manufacturing and marketing this brand. On November 12, 1996 the Company sold certain assets comprising the Hathaway dress shirt manufacturing operations in Waterville, Maine and Prescott, Ontario including certain inventory, property and equipment and other assets (the 'Hathaway Assets').

   The Hathaway Assets and certain assets retained by the Company have been classified as 'Assets held for sale' in the Consolidated Condensed Balance Sheet as of October 5, 1996, at an amount equal to the estimated fair value of the assets. The Company's Puerto Rico facility (not included in the sale) ended production of Hathaway products in 1995 and necessary legal filings to cease operations in the leased Puerto Rico plant were made in May, 1996.

   Net revenues of the Hathaway business for the nine months ended October 5, 1996 and October 7, 1995 were $24.2 million and $29.8 million, respectively. Results of operations for the nine months ended October 5, 1996 and October 7, 1995 were a pre-tax loss of $9.4 million and $2.5 million, respectively.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

   A summary of the losses recorded in fiscal 1996 related to the Hathaway business are summarized as follows (in millions):

                                                 SECOND      THIRD
                                                 QUARTER    QUARTER    TOTAL
                                                 -------    -------    -----
Write-down of assets to fair value (including
  $23.0 million of intangible assets).........   $ 43.7      $ 1.2     $44.9
Severance and other employee costs............      0.7       (0.3)      0.4
Lease termination costs.......................      0.3       --         0.3
Legal and professional fees...................      1.0       (0.3)      0.7
                                                 -------    -------    -----
                                                   45.7        0.6      46.3
Less: income tax benefit......................    (16.0 )     (0.6)    (16.6)
                                                 -------    -------    -----
     Total....................................     29.7         --      29.7
Add: Losses incurred through October 5,
  1996........................................      2.7        6.7       9.4
Less: Income tax benefits.....................     (1.0 )     (1.8)     (2.8)
                                                 -------    -------    -----
     Total loss related to the Hathaway
       business business through October 5,
       1996...................................   $ 31.4      $ 4.9     $36.3
                                                 -------    -------    -----
                                                 -------    -------    -----

   Through October 5, 1996, the Company had expended approximately $6.9 million of net cash related to the Hathaway disposition. The Company expects that the estimated cash proceeds from the disposition of the assets of the Hathaway business of approximately $12.0 million will more than offset the estimated remaining cash payments of approximately $1.6 million. In addition, the Company's income tax payments will be reduced in future periods resulting in additional cash savings. The Company does not expect to recognize any additional charges related to exiting the Hathaway business.

   Intimate Apparel Division Consolidation and Realignment

   In April 1996, the Company announced the consolidation and realignment of certain of its intimate apparel manufacturing, distribution, selling and administrative functions and facilities in the United States and Europe. The consolidation, substantially completed, and realignment has resulted in a non-recurring charge in the second and third quarters of fiscal 1996 of $40.8 million, net of income tax benefits of $22.7 million. The closing of several manufacturing facilities and consolidation of certain distribution operations has resulted in the Company incurring certain integration costs in its remaining manufacturing facilities to reconfigure product lines and retrain existing personnel. The costs attendant to the realignment and retraining, incurred in the second and third quarters of fiscal 1996 amounted to approximately $15.9 million.

   In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Body Slimmers acquisitions, the Company has re-evaluated the viability of all product lines and styles with potential for greater returns. As a result, certain products and styles have been discontinued to permit the investment of working capital in products and styles with greater returns. The liquidation of these products, completed in the second and third quarters of fiscal 1996 resulted in mark-down losses included in cost of goods sold of approximately $18.1 million primarily in the second quarter of fiscal 1996.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

   A  summary  of  the  total   intimate  apparel  division  consolidation   and
   realignment charge follows (in millions):

                                                SECOND      THIRD
                                                QUARTER    QUARTER    TOTAL
                                                -------    -------    ------
Write-down of fixed assets...................    $ 3.7      $(1.6)    $  2.1
Lease termination costs......................      6.4        3.4        9.8
Severance and other employee costs...........     14.3        3.3       17.6
Realignment of manufacturing facilities and
  retraining costs...........................      4.4       11.5       15.9
Disposition and write-down of discontinued
  inventory included in cost of good sold....     17.6        0.5       18.1
                                                -------    -------    ------
     Total charges...........................     46.4       17.1       63.5
Less: Income tax benefits....................    (16.2)      (6.5)     (22.7)
                                                -------    -------    ------
     Net intimate apparel consolidation and
       realignment charge....................    $30.2      $10.6     $ 40.8
                                                -------    -------    ------
                                                -------    -------    ------

   Total cash expense incurred through October 5, 1996 related to this charge was $27.8 million partially offset by proceeds from the sales of certain assets of approximately $11.0 million. The Company expects to expend approximately $13.7 million of additional cash, primarily in the fourth quarter of fiscal 1996, except for lease termination costs which will be incurred over the next five years. Future cash outlays will be offset by proceeds from the sales of assets and tax benefits realized resulting in a cash savings to the Company. The remaining charges are non-cash in nature.

   Other

   The addition of the GJM manufacturing and administrative organization has enabled the Company to begin manufacturing and direct sourcing certain products which had been previously outsourced through a buying agent. This will result in significant ongoing cost savings to the Company. The cost of terminating the existing buying agency relationship was $3.0 million and is included in non-recurring charges in the second quarter of fiscal 1996. The Company has paid approximately $2.7 million of these costs through October 5, 1996 and expects to pay the remaining balance to the agent during the fourth quarters of fiscal 1996.

   The Company has recognized other opportunities for further cost savings by consolidating certain administrative and sales functions in Europe following the Lejaby acquisition. Actions taken in the second and third quarters, primarily reductions in existing staff, resulted in a non-recurring charge of $4.5 million in the second and third quarters of fiscal 1996, approximately $2.4 million of which were incurred by October 5, 1996, the remaining charges will be paid in the fourth quarter of fiscal 1996.

   In order to achieve an early resolution of the insurance claims related to the destruction of one of the Company's distribution centers as a result of the 1994 California earthquake, the Company accepted a cash settlement offer of $19 million and wrote-off the remaining receivable of $6.1 million in the second quarter of fiscal 1996. The Company also settled certain other accounts and claims for $2.7 million.

  In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996 the Company announced that the merger would not take place as planned. The Company has incurred legal, accounting and investment advisory fees in connection with the proposed merger. Such fees and expenses of approximately $3.0 million were charged against income in the third quarter of fiscal 1996.

5. In May 1996, the Company's Board of Directors authorized the issuance of 195,700 shares of restricted stock to certain employees, including certain officers and directors of the Company. The restricted shares vest over four years and will be fully vested in May 2000. The fair market value of the restricted shares was approximately $5.4 million at the date of grant. The Company will recognize compensation expense equal to the fair value of the restricted shares over the vesting period.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

        RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   ------------------------    ------------------------
                                                                   OCTOBER 5,    OCTOBER 7,    OCTOBER 5,    OCTOBER 7,
                                                                      1996          1995          1996          1995
                                                                   ----------    ----------    ----------    ----------
                                                                                       (UNAUDITED)
Net revenues....................................................     $292.0        $239.5        $721.3        $645.1
Cost of goods sold as reported..................................      201.6         154.9         510.7         425.4
Non-recurring items.............................................      (11.7)           --         (37.9)           --
                                                                   ----------    ----------    ----------    ----------
Gross profit before non-recurring items.........................      102.1          84.6         248.5         219.7
     % of net revenues..........................................      35.0%         35.3%         34.5%         34.1%
Selling, administrative and general expenses....................       52.5          45.4         135.6         130.6
                                                                   ----------    ----------    ----------    ----------
Income before interest and income taxes and non-recurring
  items.........................................................       49.6          39.2         113.1          89.1
     % to net revenues..........................................      17.0%         16.4%         15.7%         12.3%
Interest expense................................................        8.9          10.0          23.9          27.8
Provision for income taxes......................................       15.9          11.1          34.8          23.3
                                                                   ----------    ----------    ----------    ----------
Income before non-recurring items(1)............................       24.8          18.1          54.4          38.0
Non-recurring items, net of income tax benefits.................      (19.0)           --         (88.8)           --
                                                                   ----------    ----------    ----------    ----------
Net income (loss)...............................................     $  5.8        $ 18.1        $(34.5)       $ 38.0
                                                                   ----------    ----------    ----------    ----------
                                                                   ----------    ----------    ----------    ----------

------------

(1) Net income before non-recurring items was $0.47 per share and $1.02 per share for the three months and nine months ended October 5, 1996 compared to $0.41 per share and $0.89 per share for the comparable fiscal 1995 periods.

STRATEGIC ACTIONS (See Note 4 of Notes to Consolidated Condensed Financial Statements)

     Following  the  acquisition of  the GJM  business  in February,  1996 which significantly added to the Company's low cost manufacturing capacity, in addition to an immediate expansion of product lines, the Company undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of Body Slimmers and Lejaby have also been considered. As a result of this review, the Company has, to date, taken the following steps which have resulted in a non-recurring charge in the second and third quarters of fiscal 1996 as summarized below (in millions):

                                                                    SECOND      THIRD
                                                                    QUARTER    QUARTER    TOTAL
                                                                    -------    -------    ------
Loss related to the sale of the Hathaway business................   $ 48.4      $ 7.3     $ 55.7
Charge for the consolidation and realignment of the intimate
  apparel division...............................................     46.4       17.1       63.5
Other items, including merger termination costs of
  $3.0 million...................................................     12.6        6.8       19.4
                                                                    -------    -------    ------
                                                                     107.4       31.2      138.6
Less: income tax benefits........................................     37.6       12.2       49.8
                                                                    -------    -------    ------
                                                                    $ 69.8      $19.0     $ 88.8
                                                                    -------    -------    ------
                                                                    -------    -------    ------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On November 12, 1996 the Company completed the sale of certain assets of the Hathaway dress shirt operation, including its Waterville, Maine and Prescott, Ontario manufacturing facilities ('Hathaway Assets'). As a result, the Company wrote down the assets related to its Hathaway operation to fair value and reclassified the assets of the Hathaway business to be sold to the caption 'Assets held for sale' in the Consolidated Condensed Balance Sheet as of October 5, 1996. The loss from the write-down of the Hathaway Assets to fair value and losses incurred in the operation of the Hathaway business since the Company announced its intent to exit this business of approximately $36.3 million net of income tax benefits of $19.4 million are included in the Statement of Operations for fiscal 1996. The pre-tax loss includes the write off of $23 million of Hathaway intangibles and goodwill.

INTIMATE APPAREL CONSOLIDATION AND REALIGNMENT

     In April 1996, the Company announced the consolidation of certain intimate apparel and other manufacturing, distribution and administrative operations in the United States and Europe. The consolidation and realignment of the Intimate Apparel Division was designed to reduce costs and improve the efficiency of the Company's operations and is expected to result in annual cost savings in excess of $15 million per year. The consolidation and realignment resulted in a non-recurring charge of approximately $40.8 million after income tax benefits of $22.7 million, comprised primarily of a write-down of asset values, accruals of lease and other contractual obligations, and employee termination and severance costs. In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Body Slimmers acquisitions, the Company re-evaluated the viability of all product lines and styles. As a result, certain products and styles have been discontinued to permit the investment of working capital in products and styles with greater returns. In addition, the Company incurred certain costs and expenses associated with the realignment of manufacturing plants, consolidation of the Company's intimate apparel sales forces and other costs during the second and third quarters of fiscal 1996 which are also included in the non-recurring charge.

OTHER ITEMS

     The non-recurring charge also includes $10.6 million, net of income tax benefits of $5.8 million, related to the cancellation of certain contracts, re-alignment of its European organization, the write off of an insurance receivable related to the 1994 California earthquake.

     In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996 the Company announced that the merger would not take place as planned. The Company has incurred legal, accounting and investment advisory fees in connection with the proposed merger. Such fees and expenses of approximately $3.0 million, $1.8 million net of income tax benefits, were charged against income in the third quarter of fiscal 1996.

     The non-recurring charge for the Hathaway disposition and the Intimate Apparel Division consolidation and realignment and other items including merger termination costs total approximately $88.8 million, after income tax benefits of $49.8 million, or $1.66 per share for the nine months ended October 5, 1996.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

RESULTS OF OPERATIONS

     Net revenues in the third quarter of fiscal 1996 were $292.0 million, 21.9% higher than the $239.6 million recorded in the third quarter of fiscal 1995. Net revenues for the nine months ended October 5, 1996 were $721.3 million an increase of 11.8% over the $645.1 million recorded in the first nine months of fiscal 1995.

     Intimate apparel division net revenues increased 21.8% to $215.8 million from $177.1 million in the third quarter of fiscal 1995. The increase in net revenues in the third quarter of fiscal 1996 compared to fiscal 1995 reflects increases in Calvin Klein net revenues of 28.7%, increases in Warner's and Olga domestic net revenues of 6.7%, incremental net revenues related to Lejaby, Body Slimmers and GJM of $36.4 million, partially offset by a decrease in Avon and Victoria Secret net revenues of $10.4 million. Net revenues for the nine months ended October 5, 1996 increased 11.5% compared to the first nine months of fiscal 1995 despite a decrease in net revenues from Avon and Victoria's Secret of $54.3 million. Excluding these items net revenues increased 25.6%. The increase reflects an increase in Calvin Klein of 51.9%, an increase in Olga and Warner's domestic net revenues of 6.1%, an increase in international net revenues of 41.3% reflecting the acquisition of Lejaby in July 1996 and an increase in sleepwear net revenues of approximately $30.2 million reflecting the impact of the acquisition of GJM in February 1996.

     Menswear division net revenues increased 22.2% to $60.8 million in the third quarter of fiscal 1996 from $49.7 million in the third quarter of fiscal 1995. The increase is attributable to a 25.0% increase in Chaps net revenues resulting from strong sell-thru at retail and an increase of $1.7 million in Calvin Klein accessories net revenues. Hathaway division net revenues for the third quarter of fiscal 1996 decreased slightly compared to the third quarter of fiscal 1995. Net revenues for the nine months ended October 5, 1996 increased 12.6% to $148.9 million from $132.3 million in the first nine months of fiscal 1995. The increase for the nine months primarily reflects an increase of 14.4% in Chaps net revenues and an increase of $7.1 million in Calvin Klein accessories net revenues, partially offset by a decrease in Hathaway net revenues.

     Gross profit before non-recurring items increased 20.7% to $102.1 million in the third quarter of fiscal 1996 from $84.6 million in the third quarter of fiscal 1995. Gross profit before the consolidation and re-alignment charge as a percentage of net revenues was 35.0% in the third quarter of fiscal 1996 compared to 35.3% in the third quarter of fiscal 1995. Gross profit for the first nine months of fiscal 1996 increased 13.1% to $248.5 million from $219.7 million in the first nine months of fiscal 1995. The increase in gross profit for both the quarter and the nine months reflects the higher net revenues, as noted above. The increase in gross profit as a percentage of net revenues for the nine month period reflects the higher mix of Calvin Klein sales and increased manufacturing efficiencies in intimate apparel.

     Selling, administrative and general expenses increased to $52.5 million (18.0% of net revenues) in the third quarter of fiscal 1996 from the $45.4 million (19.0% of net revenues) recorded in the third quarter of fiscal 1995. Selling, administrative and general expenses for the first nine months of fiscal 1996 increased to $135.6 million (18.8% of net revenues) from $130.6 million (20.2% of net revenues) in fiscal 1995. The decrease in selling, administrative and general expenses in dollars and as a percentage of net revenues is due primarily to the cost savings measures and realignment of administrative functions undertaken by the Company beginning in April 1996. The Company expects that overall selling and administrative expenses will be reduced by over $15 million on an annualized basis as a result of these consolidation and realignment efforts.

     Interest expense decreased 10.8% in the third quarter of fiscal 1996 to $8.9 million from $10.0 million recorded in the third quarter of fiscal 1995. Interest expense for the nine months ended October 5, 1996 decreased 14.3% to $23.9 million from $27.9 million in the first nine months of fiscal 1995. The decrease in interest expense for both the quarter and nine months reflects the use of the proceeds from the Company's public offering to reduce outstanding debt, which was completed in

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

October 1995 partially offset by the subsequent acquisition of GJM, Lejaby and Body Slimmers all purchased for cash.

     The provision for income taxes for the third quarter and for the first nine months of fiscal 1996 reflects income tax benefits of $49.8 million related to the disposition of the Hathaway business, consolidation and realignment of the intimate apparel division and the merger termination costs. The provision for income taxes before giving effect to these tax benefits for the third quarter of fiscal 1996 was $15.9 million compared to $11.1 million in the third quarter of fiscal 1995. The Company's effective tax rate for the first nine months of fiscal 1996 was 39% compared to 38% for the first nine months of fiscal 1995. The increase in effective tax rate in 1996 compared to 1995 reflects the realization of tax benefits in 1995 of certain state net operating loss carryforwards.

     Income before non-recurring charges for the third quarter of fiscal 1996 was $24.8 million and increase of 37.2% from the $18.1 million for the third quarter of fiscal 1995. Income before non-recurring charges for the first nine months of fiscal 1996 increased 43.1% to $54.4 million from $38.0 million in the first nine months of fiscal 1995. The increase for both the quarter and nine months reflects the higher operating income and lower interest expense noted above.

CAPITAL RESOURCES AND LIQUIDITY.

     On May 11, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared a quarterly cash dividend of $0.07 per share. The Company has since declared seven successive quarterly cash dividends of $0.07 per share.

     On February 9, 1996, the Company acquired substantially all of the assets (including certain subsidiaries) comprising the GJM group of companies ('GJM') from Cygne Designs Inc. GJM is a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12.5 million.

     In the third quarter of fiscal 1996 the Company acquired certain assets and stock in certain companies comprising approximately 88% of the Lejaby, Euralis group of companies ('Lejaby'), a leading European intimate apparel manufacturer for approximately $68 million. Funds to consummate the transaction were provided by members of the Company's bank credit group. The terms of the bank loan are substantially the same as the terms of the Company's existing credit agreements and include a term loan of 370 million French Francs and revolving loan facilities of approximately 150 million French Francs.

     On July 19, 1996, the Company acquired Body Slimmers, Inc. by Nancy Ganz ('Body Slimmers'), for approximately $6.5 million. The acquisition of Body Slimmers will expand the Company's product line to the fast growing segment of the intimate apparel market targeting aging baby boomers. This acquisition enhances the Company's leading position in the domestic intimate apparel market.

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

     Cash used in operations in the first nine months of fiscal 1996 was $66.7 million compared to $113.0 million in the comparable fiscal 1995 period. The cash use for the first nine months of fiscal 1996 includes $39.9 million related to the disposition of the Hathaway business and the consolidation and realignment of the intimate apparel division. The improvement in seasonal working capital usage reflects the Company's efforts to reduce inventory levels and improve working capital usage.

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

                                          THE WARNACO GROUP, INC.

Date: November 18, 1996                   By:     /s/ WILLIAM S. FINKELSTEIN
                                              ----------------------------------
                                                   William S. Finkelstein
                                              Director, Senior Vice President
                                                and Chief Financial Officer
                                                  Principal Financial and
                                                     Accounting Officer

Date: November 18, 1996                   By:        /s/ WALLIS H. BROOKS
                                              ----------------------------------
                                                      Wallis H. Brooks
                                                     Vice President and
                                                    Corporate Controller

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.
 11.1  -- Earnings per share.

  (b)  Reports of Form 8-K.
       No reports on Form 8-K were filed during the third quarter of fiscal 1996.