Form 10-K405
period 1997-01-04
WARNACO GROUP INC /DE/
filed 1997-04-04
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


  (Mark One)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      X          THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JANUARY 4, 1997
                 OR

      -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _________TO _______


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the Class A Common Stock, the only voting stock of the registrant issued and outstanding, held by non-affiliates of the registrant as of April 1, 1997, was approximately $1,465,789,000.

     The number of shares outstanding of the registrant's Class A Common Stock as of April 1, 1997: 51,762,384.

     Documents incorporated by reference: The definitive Proxy Statement of The Warnaco Group, Inc. relating to the 1997 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

  (A) GENERAL DEVELOPMENT OF BUSINESS.

     The Warnaco Group, Inc. (the 'Company'), a Delaware corporation, was organized in 1986 for the purpose of acquiring the outstanding shares of Warnaco Inc. ('Warnaco'). As a result of the Company's acquisition of Warnaco, Warnaco became a wholly-owned subsidiary of the Company. The Company and its subsidiaries design, manufacture and market a broad line of women's intimate apparel, such as bras, panties and sleepwear, and men's apparel, such as sportswear, underwear and accessories, all of which are sold under a variety of internationally recognized owned and licensed brand names. During fiscal 1996, the Company made three strategic acquisitions, GJM, Lejaby and Bodyslimmers, designed to increase the breadth of the Company's product lines and increase the worldwide distribution of the Company's products. In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein'r' men's underwear and licensed the Calvin Klein trademark for men's accessories. In addition, the acquisition included the worldwide trademarks and rights of Calvin Klein women's intimate apparel. The Company's growth strategy is to continue to capitalize on its highly recognized brand names worldwide while broadening its channels of distribution and improving manufacturing efficiencies and cost controls. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 75.4%, 20.2% and 4.4%, respectively, of net revenues in fiscal 1996, with the Intimate Apparel Division accounting for a larger percentage of the Company's gross profit for the same period.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Valentino Intimo'r', Van Raalte'r', White Stag'r', Fruit of the Loom'r', Bodyslimmers'r', Marilyn Monroe'r' and Speedo'r' brand names. In addition, the Intimate Apparel Division designs, manufactures and markets men's underwear under the Calvin Klein brand name. The Intimate Apparel Division is the leading marketer of women's bras to department and specialty stores in the United States, accounting for over 32.0% of such women's bra sales in 1996. The Warner's and Olga brand names, which are owned by the Company, are 123 and 56 years old, respectively.

     The Intimate Apparel Division's strategy is to increase its channels of distribution and expand its highly recognized brand names worldwide. In fiscal 1996, the Company made three strategic acquisitions designed to increase the breadth of the Company's product lines and increase the worldwide distribution of the Company's products. In February 1996, the Company purchased the GJM Group of Companies ('GJM') from Cygne Designs, Inc. GJM is a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers. Bodyslimmers is a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers, which also increased the Company's presence in a growing segment of the intimate apparel market. In July 1996, the Company acquired the Lejaby/Euralis Group of Companies ('Lejaby'). Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products in the critical European market. In December 1996, the Company introduced its Marilyn Monroe line of intimate apparel.

     In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name and has built its market share to over 7.0% in the mass merchandise market. This license was renewed by the Company in 1994. In late 1994, the Company purchased the Van Raalte trademark for $1.0 million and launched an intimate apparel line through Sears stores in July 1995.

     The Menswear Division designs, manufactures, imports and markets moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Calvin Klein and Catalina'r' brand names. Chaps by Ralph Lauren has increased its net revenues by over 300% since 1991 from $39.0 million to $170.7 million in 1996, by refocusing its products to the age 25 to 50 consumer and predominantly by using natural fibers in its products. In 1995, the Company extended its Chaps by Ralph Lauren license through December 31, 2004. The Menswear Division's strategy is to build on the strength of its owned and licensed brand names and eliminate those businesses which generate a profit contribution below the Company's required return. Consistent with this strategy, the Company has eliminated several underperforming brands since 1992, including its Hathaway business, which was sold to a group of investors in November 1996.

     The Company licenses certain of its brand names throughout the world and has been expanding the activities of its wholly-owned operating subsidiaries in Canada, Europe and Mexico. International operations, including export sales, generated $212.4 million, or 20.0%, of the Company's net revenues in fiscal 1996, compared to $135.5 million, or 14.8%, of the Company's net revenues in fiscal 1995, due primarily to the acquisition of Lejaby in July 1996.

     The Company's business strategy with respect to its Retail Outlet Stores Division is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers and to shift to more profitable intimate apparel stores to improve its margins. The Company had 73 stores at the end of fiscal 1996 (including two stores in Canada and seven stores in the United Kingdom) compared to 61 stores and 54 stores at the end of fiscal 1995 and fiscal 1994, respectively.

     The Company's products are distributed to over 16,000 customers operating more than 26,000 department, specialty and mass merchandise stores, including such leading retailers in the United States as Dayton-Hudson, Macy's and other units of Federated Department Stores, J.C. Penney, Victoria's Secret, The May Department Stores, Sears, Kmart and Wal-Mart and such leading retailers in Canada as The Hudson Bay Company and Zeller's. The Company's products are also distributed to such leading European retailers as Marks & Spencer, House of Fraser, British Home Stores, Harrods, Galeries Lafayette and Au Printemps. The Company has a joint venture with News Corp. Limited to further expand its channels of distribution and market the products of the Company and others directly to consumers in Asia and the Middle East through the Satellite Television Asian Region Network ('STAR').

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates within one industry segment, the manufacture and distribution of apparel. No customer accounted for 10.0% or more of the Company's net revenues in the three years ended in fiscal 1996. See Note 7 of Notes to Consolidated Financial Statements on pages F-1 to F-24.

  (C) NARRATIVE DESCRIPTION OF BUSINESS.

     The Company designs, manufactures and markets a broad line of women's intimate apparel, and men's apparel and accessories sold under a variety of internationally recognized brand names owned or licensed by the Company. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 75.4%, 20.2% and 4.4%, respectively, of net revenues in fiscal 1996.

INTIMATE APPAREL

     The Company's Intimate Apparel Division designs, manufactures and markets women's intimate apparel, which includes bras, panties, sleepwear and daywear. The Company also designs and markets men's underwear. The Company's bra brands accounted for over 32.0% of women's bra sales in the 1996 calendar year in department and specialty stores in the United States. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium priced range distributed through leading department and specialty stores. In order to expand its market penetration in recent years, the Company (i) entered into a license agreement with Fruit of the Loom, Inc., and in June 1992, began to distribute moderate priced bras, daywear and other related items under this license through mass merchandise stores, (ii) in March 1994, acquired the worldwide trademarks, rights and businesses of Calvin Klein men's underwear and the worldwide trademarks, rights and businesses of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994, (iii) in late 1994, purchased the Van Raalte trademark for $1 million and launched an intimate apparel line through Sears stores in July 1995, (iv) in June 1995, entered an agreement to manufacture and distribute intimate apparel products under the Speedo brand name, (v) in February 1996, acquired substantially all of the assets of GJM, a private label manufacturer of women's sleepwear and lingerie,
(vi) in fiscal 1996, acquired the stock and assets of the Lejaby/Euralis Group of Companies, a leading European manufacturer and marketer of intimate apparel,
(vii) in June 1996, acquired the business of Bodyslimmers, a marketer of body slimming undergarments targeted at aging baby boomers, and (viii) in December 1996, launched the Marilyn Monroe brand of intimate apparel and sleepwear.

     The intimate apparel division markets its lines under the following brand names:

            BRAND NAME                           PRICE RANGE                        TYPE OF APPAREL
-----------------------------------  -----------------------------------   ---------------------------------

Warner's...........................       upper moderate to better                 intimate apparel
Olga...............................                better                          intimate apparel
Lejaby(1)..........................           better to premium                    intimate apparel
Bodyslimmers(1)....................           better to premium                    intimate apparel
Valentino Intimo...................                premium                         intimate apparel
Calvin Klein.......................           better to premium            intimate apparel/men's underwear
Van Raalte.........................               moderate                         intimate apparel
Fruit of the Loom..................               moderate                         intimate apparel
White Stag.........................               moderate                         intimate apparel
Speedo sports bras.................                better                          intimate apparel
Marilyn Monroe(2)..................       upper moderate to better                 intimate apparel

------------------

(1) Business acquired in fiscal 1996.

(2) New product line introduced in December 1996.

                            ------------------------

     The Company owns the Warner's, Olga, Calvin Klein (underwear and intimate apparel), Lejaby, Bodyslimmers and Van Raalte brand names and trademarks. The Company has exclusive licenses in perpetuity for the White Stag trademark for women's sportswear and intimate apparel and the Speedo trademark for women's sports bras. The Company licenses the other brand names under which it markets its product lines, primarily on an exclusive basis. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The Intimate Apparel Division's revenues are primarily generated by sales of the Company's owned brand names. The Warner's brand is 123 years old and the Olga brand is 56 years old.

     In August 1991, the Company entered into an exclusive license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras which are distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name. The license agreement has since been extended to include daywear, full slips, half slips, culottes and petticoats as well as coordinated fashion sets (bras and panties) and certain control bottoms and sleepwear. The Company began shipping Fruit of the Loom products in June 1992 and has built its current market share to over 7.0% in the mass merchandise market. The agreement with Fruit of the Loom, Inc. has allowed the Company to enter the mass merchandise market, which is growing faster than the department and specialty store market.

     In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein men's underwear, and effective January 1, 1995, the worldwide trademark and rights for Calvin

Klein women's intimate apparel. The purchase price was approximately $60.9 million and consisted of cash payments of $33.1 million in fiscal 1994, $5.0 million in fiscal 1995 and the issuance of 1,699,492 shares of the Company's Common Stock valued at fair market value ($22.8 million) for such shares. Since that time the Company has acquired the business of several of its international licensees and distributors of Calvin Klein products including Canada, Germany, Italy, Portugal and Spain. In addition, the Company entered into an exclusive license agreement to produce men's accessories and small leather goods under the Calvin Klein label. The growth potential of the Calvin Klein brand is evidenced in the Company's financial results for fiscal 1996. The Calvin Klein brand accounted for net revenues of $255.4 million in fiscal 1996, an increase of 56.1% over the $163.6 million recorded in fiscal 1995. If current sales trends continue, and the Company's objectives for the Calvin Klein brand are met, revenues for that brand could reach $500 million within the next three years.

     In fiscal 1996, the Company made three strategic acquisitions designed to increase the breadth of the Company's product lines and expand the distribution of its products. In February 1996, the Company purchased GJM. GJM is a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers, a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers. The purchase of Bodyslimmers increased the Company's presence in a growing segment of the intimate apparel market. In July 1996, the Company acquired Lejaby. Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products, including Calvin Klein, in the critical European market.

     In December 1996, the Company introduced its Marilyn Monroe line of intimate apparel designed to expand the Company's product offerings.

     The Company attributes the strength of its brands to the quality, fit and design of its intimate apparel, which has developed a high degree of customer loyalty and a high level of repeat business. The Company believes that it has maintained its leadership position, in part, through product innovation with accomplishments such as introducing the alphabet bra (A, B, C and D cup sizes), the first all-stretch bra, the body stocking, the use of two way stretch fabrics, seamless molded cups for smooth look bras, the cotton-Lycra bra and the sports bra. The Company also introduced the use of hangers and certain point-of-sale hang tags for in-store display of bras, which was a significant change from marketing bras in boxes, and enabled women, for the first time, to see the product in the store. The Company's product innovations have become standards in the industry.

     The Company believes that a shift in consumer attitudes is stimulating growth in the intimate apparel industry. Women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift has been driven by the expansion of intimate apparel specialty stores and catalogs, such as Victoria's Secret, and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by obtaining the licenses to produce intimate apparel under the Valentino Intimo name in the premium end of the market and the Marilyn Monroe name in the better end of the market and by continuing to introduce new products under the Warner's and Olga brands in the better end of the market, by obtaining the license from Fruit of the Loom, Inc. to produce bras, daywear and other related items, by producing White Stag bras for the mass merchandise segment of the market, by acquiring the Calvin Klein trademarks for premium priced women's intimate apparel and better priced men's underwear, by purchasing the Van Raalte trademark and introducing an intimate apparel line through Sears stores in July 1995, by entering an agreement to manufacture and distribute intimate apparel products under the Speedo brand name and by making strategic acquisitions to expand product lines and distribution channels such as the GJM acquisition in February 1996, the Lejaby acquisition in fiscal 1996, the Bodyslimmers acquisition in June 1996 and by introducing the Marilyn Monroe line in the better end of the intimate apparel market in December 1996. The Company has further improved its position by continuing to strengthen its relationships with its department store, specialty store and mass merchandise customers.

     The Intimate Apparel Division's net revenues have increased at a compounded annual growth rate of 18.7% since 1991, to $802.0 million in fiscal 1996, as the Company has increased its penetration with existing accounts, expanded sales to new customers such as Van Raalte to Sears and sales of Fruit of the Loom to mass merchandisers such as Wal-Mart and Kmart and broadened its product lines to include men's underwear. The Intimate Apparel Division has reduced operating expenses as a percentage of net revenue by narrowing its product assortment, controlling selling, administrative and general expenses and improving manufacturing efficiency. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing approximately eight million dozen garments per year.

     The Company's bras are sold primarily in the department and specialty stores that have been the Company's traditional customer base for intimate apparel. In June 1992, the Company expanded into a new channel of distribution, mass merchandisers, with its Fruit of the Loom product line, which offers a range of styles designed to meet the needs of the consumer profile of this market. The Company also sees opportunities for continued growth in the Intimate Apparel Division for bras specifically designed for the 'full figure' market, as well as in its panty and daywear product lines, and acquired Bodyslimmers in June 1996 to provide important brand name recognition in this growing segment of the intimate apparel market.

     The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland and Germany in Europe and in the Philippines, Sri Lanka, the People's Republic of China and Hong Kong in Asia. International sales accounted for approximately 25.4% of the Intimate Apparel Division's net revenues in fiscal 1996 compared to 18.4% in fiscal 1995. The increase in international net revenues is primarily attributable to the acquisition of Lejaby in July 1996. The Company has acquired the businesses of several former distributors and licensees of its Calvin Klein products in the past two years, including those in Canada, Germany, Italy, Portugal and Spain. The Company's objective in acquiring its former licensees and distributors is to expand its business in foreign markets through a coordinated set of product offerings, marketing and pricing strategies and by consolidating distribution to obtain economies of scale. Net revenues attributable to the international divisions of the Intimate Apparel Division were $84.1 million, $126.7 million and $204.1 million in fiscal years 1994, 1995 and 1996, respectively. International net revenues for the fiscal 1997 are expected to increase substantially as the Company will record revenues from Lejaby and several of the acquired Calvin Klein licensees for the full fiscal year. Management's strategy is to increase its market penetration in Europe and to open additional channels of distribution. In 1994, the Company entered into a joint venture with News Corp. Limited to market, on an exclusive basis, the products of the Company and others over the STAR network, serving Asia and the Middle East. The STAR network reaches over 60 million households in 53 countries in an area that includes two-thirds of the world's population. Initial shipments of merchandise to STAR were made in the fourth quarter of fiscal 1995.

     The Company's intimate apparel products are manufactured principally in the Company's facilities in North America, Central America, the Caribbean Basin, the United Kingdom, France, Ireland, Morocco (joint venture), the Phillipines, Sri Lanka and the People's Republic of China. Over the last three years the Company has opened five new manufacturing facilities in response to increased demand. Certain direct and incremental plant start-up costs associated with the establishment of new manufacturing facilities in countries where special efforts are needed to recruit and train entire work forces are capitalized and amortized over five years. Capitalized costs represent direct and incremental costs associated with the new facility and include site selection and site development, worker training costs, rent and other operating costs incurred prior to achieving full production in the facility. This amortization, together with the initial inefficiencies associated with the new facilities, resulted in a lower gross profit margin (gross profit as a percentage of net revenues) during the 1993 and 1994 fiscal years. The Company has achieved a portion of the expected future benefits associated with these plants in fiscal 1995 and fiscal 1996 with Intimate Apparel Division gross profit margin increasing 150 basis points since fiscal 1994. See Management's Discussion and Analysis of Financial Condition and Results of

Operations on pages 14 to 21. The Company believes it will be approximately five
years   before  new   facilities  achieve  the   manufacturing  efficiencies  of
established plants.

     Although the Intimate Apparel Division generally markets its product lines for three retail selling seasons (spring, fall and holiday), its sales and revenues are somewhat seasonal. Approximately 60.0% of the Intimate Apparel Division's net revenues and operating income were generated during the second half of the 1996 fiscal year.

MENSWEAR

     The Menswear Division designs, manufactures, imports and markets moderate to better priced sportswear, better to premium priced men's accessories and moderate to better priced dress shirts and neckwear. Management considers the Menswear Division's primary strengths to include its strong brand recognition, product quality, reputation for fashion styling, strong relationships with department and specialty stores and its ability to deliver merchandise rapidly. In November 1996, the Company sold its underperforming men's Hathaway dress shirt business to an investor group. In fiscal 1996, the Company recorded losses associated with exiting the Hathaway business of approximately $46.0 million, consisting of operating losses incurred prior to the disposition and losses related to the write-down of the Hathaway assets, including intangible assets.

     The Menswear Division markets its lines under the following brand names:

             BRAND NAME                           PRICE RANGE                         TYPE OF APPAREL
------------------------------------  ------------------------------------   ---------------------------------

Calvin Klein........................             better/premium              men's underwear (a) and
                                                                               accessories
Chaps by Ralph Lauren...............             upper moderate              dress shirts, neckwear, knit and
                                                                               woven sportshirts, sweaters,
                                                                               sportswear and bottoms
Catalina............................                moderate                 men's and women's sportswear and
                                                                               dress shirts and furnishings

------------------

(a) See Intimate Apparel Division.

                            ------------------------

     The Chaps by Ralph Lauren, Catalina and Calvin Klein accessories brand names are licensed on an exclusive basis by the Company.

     The Menswear Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses which generate a profit contribution below the Company's required return. Since 1993, to improve profitability in this division, the Company (i) discontinued its manufactured dress shirt, neckwear and accessories business segment under the Christian Dior'r' label, (ii) sold the Puritan'r' label in the United States to Wal-Mart in December 1993, (iii) did not renew its Golden Bear by Jack Nicklaus'r' license, which expired in June 1994, and (iv) sold its Hathaway dress shirt business in November 1996.

     Despite the strategic decision to discontinue approximately $140.0 million of annualized net revenues in underperforming brands, the Menswear Division's net revenues have increased from $180.8 million in fiscal 1991 to $214.4 million in fiscal 1996. The reduction in net revenues from discontinued brands has been offset by the success of the Chaps by Ralph Lauren brand which has increased its net revenues by over 300% since fiscal 1991 to $170.7 million in fiscal 1996.

     Sportswear. In 1989, the Company began repositioning its Chaps by Ralph Lauren product lines by changing to the use of all natural fibers and updating its styling, which has generated significant net revenue increases, as mentioned above. The Company sold, for $7.7 million, its Puritan label in the United
States to Wal-Mart in 1993, due to the difficult price points for men's sportswear in the mass merchandise market. During 1992 and 1994, the Company sold or terminated its licenses for Christian Dior sportswear, neckwear, dress shirts and accessories. In addition, the Company did not renew its Golden Bear by Jack Nicklaus license which expired in June 1994. In 1993, the Company entered into a license agreement to design men's and women's sportswear and men's dress shirts and furnishings bearing the Catalina trademark. Catalina products are sold to the mass merchandise segment of the market. The Company recorded approximately $1.5 million of royalty income associated with Catalina products in fiscal 1996.

     Accessories. The Menswear Division markets men's small leather goods, men's jewelry and belts and soft side luggage under the Calvin Klein brand name pursuant to a worldwide license. The first shipments of Calvin Klein accessories were made in the third quarter of fiscal 1995 to United States customers. The line has already grown significantly, accounting for approximately $11.1 million of net revenues in fiscal 1996. Management believes that one of the strengths of its accessories lines is the high level of international consumer recognition associated with the Calvin Klein label. The Company's strategy is to expand the accessories business, which has consistently generated higher margins than other menswear products.

     International sales accounted for approximately 4.0% of net revenues of the Menswear Division in fiscal l996. Net revenues attributable to international operations of the Menswear Division were $10.2 million, $8.8 million and $8.3 million in fiscal years l994, 1995 and 1996, respectively. The decrease in international sales over the last three years reflects the Company's strategic decision to terminate the Christian Dior licenses, as previously mentioned. The Company expects to generate future revenue from international sales of Calvin Klein accessories.

     The Menswear Division's sportswear, consisting of knit shirts and sweaters and other apparel, is sourced principally from the Far East. The Menswear
Division sources dress shirts in the Far East and in the Caribbean Basin. Accessories are sourced in the United States, Europe and the Far East. Neckwear is sourced primarily in the United States.

     The Menswear Division, similar to the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). The Menswear Division introduces new styles, fabrics and colors based upon consumer preferences, market trends and to coincide with the appropriate retail selling season. The sales of the Menswear Division's product lines follow individual seasonal shipping patterns ranging from one season to three seasons, with multiple releases in some of the division's more fashion-oriented lines. Consistent with industry and consumer buying patterns, approximately 59.0% of the Menswear Division's net revenues and 62.0% of the Menswear Division's operating profit are generated in the second half of the calendar year, reflecting the strength of the fall and holiday shopping seasons.

RETAIL OUTLET STORES DIVISION

     The Retail Outlet Stores Division primarily sells the Company's products to the general public. The Company's business strategy with respect to its retail outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers. The Company's retail outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. The Company has found that it has improved margins by operating retail outlet stores that sell products of only one of the Company's divisions, and has converted most of its outlets to the exclusive sale of intimate apparel. The Company's newer retail outlet stores are principally intimate apparel stores located in outlet shopping malls. EBITDA for the Retail Outlet Stores Division in fiscal 1996 improved 82.0% over fiscal 1995 to $6.2 million. As of January 4, 1997, the Company operated 73 stores, of which 67 carried intimate apparel only and six carried both intimate apparel and menswear.

INTERNATIONAL OPERATIONS

     The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland and Germany in Europe, which engage in sales, manufacturing and marketing activities. The results of the Company's operations in these countries are influenced by the movement of foreign currency exchange rates. With the exception of the fluctuation in the rates of exchange of the local currencies in which these subsidiaries conduct their business, the Company does not believe that the operations in Canada and Western Europe are subject to risks which are significantly different from those to which domestic operations are subjected. Mexico has historically been subject to high rates of inflation and currency restrictions which may, from time to time, impact the Mexican operation. The Company also sells directly to customers in Mexico. Net revenues from these shipments represent less than 1.0% of the Company's net revenues.

     The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, the Dominican Republic, Canada, Ireland, the United Kingdom, France, Morocco (joint venture), Sri Lanka, the People's Republic of China and the Philippines. The Company maintains warehousing facilities in Canada, Mexico, the United Kingdom, Spain, Belgium, Italy, Austria, Switzerland, France and Germany and contracts for warehousing in the Netherlands. The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. The Company's manufacturing policy is to have many potential sources of manufacturing so that a disruption of production at any one facility will not significantly impact the Company.

     The majority of the Company's purchases which are imported into the United States are invoiced in United States dollars and, therefore, are not subject to currency fluctuations.

SALES AND MARKETING

     The Intimate Apparel and Menswear Divisions sell to over 16,000 customers operating more than 26,000 department, mass merchandise and men's and women's specialty stores throughout North America and Europe. None of the Company's customers accounted for more than 10.0% of the Company's net revenues during any of the three years in the period ended January 4, 1997.

     The Company's retail customers are served by approximately 300 sales representatives. The Company also employs marketing coordinators who work with the Company's customers in designing in-store displays and planning the placement of merchandise. The Company has implemented Electronic Data Interchange (commonly referred to as 'EDI') programs with most of its retailing customers which permit the Company to receive purchase orders electronically from these customers and, in some cases, to transmit invoices electronically. These innovations assist the Company in getting products to customers on a timely basis.

     The Company utilizes various forms of advertising media. In fiscal l996, the Company spent approximately $59.5 million, or 5.6%, of net revenues for advertising and promotion of its various product lines. This compares to $41.0 million, or 4.5%, of net revenues in fiscal 1995. The statement of income for fiscal 1995 includes a special charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million after giving effect to income tax benefits of $4.4 million) related to the change in accounting for certain advertising costs in accordance with Statement of Position 93-7 ('SOP 93-7') issued by the American Institute of Certified Public Accountants ('AICPA') in December 1993, for years beginning after July 1994. The increase in advertising costs in fiscal 1996, compared to fiscal 1995, reflects the Company's desire to maintain its strong market position in Calvin Klein underwear and Warner's, Olga, and Fruit of the Loom intimate apparel. The Company participates in advertising on a cooperative basis with retailers, principally through newspaper advertisements.

COMPETITION

     The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, some of which have greater resources than the Company.

     The Company also competes with foreign producers, but, to date, such foreign competition has not materially affected the Intimate Apparel or Menswear Divisions. In addition to competition from other branded apparel manufacturers, the Company competes in certain product lines with department store private label programs. The Company believes that its manufacturing skills, coupled with its existing Central American and Caribbean Basin manufacturing facilities and selective use of off-shore sourcing, enable the Company to maintain a cost structure competitive with other major apparel manufacturers.

     The Company believes that it has a significant competitive advantage because of high consumer recognition and acceptance of its owned and licensed brand names and its strong presence and strong market share in the major department, specialty and mass merchandise store chains.

     A substantial portion of the Company's sales are of products, such as intimate apparel and men's underwear, that are not very susceptible to rapid design changes. This relatively stable base of business is a significant contributing factor to the Company's favorable competitive and cost position in the apparel industry.

RAW MATERIALS

     The Company's raw materials are principally cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials used by the Intimate Apparel and Menswear Division are available from multiple sources.

IMPORT QUOTAS

     Substantially all of the Company's Menswear Division's sportswear products are manufactured by contractors located outside the United States. These products are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. While importation of goods from certain countries may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas through its Washington, D.C. office and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. The existence of import quotas has, therefore, not had a material effect on the Company's business. Substantially all of the Company's Intimate Apparel Division's products are manufactured in the Company's facilities located in Mexico, the Caribbean Basin, Europe and Asia. The Company's policy is to have many potential manufacturing sources so that a disruption of production at any one facility will not significantly impact the Company.

EMPLOYEES

     The Company and its subsidiaries employ approximately 17,323 employees. Approximately 27.0% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 2004. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States. The Company's license to use the Valentino Intimo trademark for intimate apparel in the United States, its territories and possessions, Puerto Rico and Canada, expires on December 31, 2002, and is extendable subject to the mutual agreement of the parties. In October 1995, the Company entered into a worldwide licensing arrangement granting the Company exclusive, worldwide rights to use the Valentino Intimo trademark for intimate apparel for a period coterminous with the Company's United States license, through December 31, 2002, subject to extension by mutual agreement of the parties. The Company has negotiated an exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico through December 31, 1998.

     The Company's exclusive license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories is for a period of five years through March 14, 1999 and is renewable for a five year period through March 14, 2004, solely at the option of the Company. The Company has entered into license agreements with Authentic Fitness Corporation to produce and sell men's and women's sportswear and men's dress shirts and furnishings under the Catalina label and certain intimate apparel under the Speedo label. The Company's exclusive license to use the Catalina trademark for these products worldwide expires in December 2003 and the Company's exclusive license to use the Speedo name for intimate apparel products continues in perpetuity.

     The Company is the exclusive worldwide licensee of the Estate of Marilyn Monroe for use of the name, voice, image and likeness of Marilyn Monroe on men's, boys', women's and girls' underwear, sleepwear, bodywear and certain activewear products, for a five year period expiring December 31, 2000, with two sucessive five year renewal periods through December 31, 2005 and December 31, 2010, respectively, each at the Company's option. Under a separate license arrangement with Twentieth Century Fox Licensing and Merchandising, the Company has been granted the right to use artwork, film titles, and other creative elements of films owned or controlled by Fox, Inc., in which Marilyn Monroe appeared, on and in connection with the products produced by the Company under its license agreement with the Estate of Marilyn Monroe, for a period coterminous with that license agreement, including subsequent renewals of that agreement.

     Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

     The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear and sleepwear, Calvin Klein women's intimate apparel and sleepwear, Van Raalte, Lejaby, Rasurel'r' and Bodyslimmers. The Company has a license in perpetuity for White Stag women's sportswear and intimate apparel as well as Speedo sports bras.

     The Company licenses the Warner's, White Stag, Catalina and Calvin Klein brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with licensees to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into license agreements with other companies that would permit such companies to market products under the Warner's, White Stag, Catalina, Calvin Klein and other trademarks. Generally, in evaluating a potential licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from such licensing was approximately $11.5 million (including the sale of certain trademarks to Authentic Fitness Corporation for $6.6 million), $10.8 million and $10.3 million in fiscal years 1994, 1995 and 1996, respectively.

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     A substantial portion of net revenues is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     The information required by this portion of Item 1 is incorporated herein by reference to Note 7 of Notes to Consolidated Financial Statements on pages F-1 to F-24.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut and California, pursuant to leases that expire in 1999 and 2000, respectively.

     The Company has four domestic manufacturing and warehouse facilities located in Connecticut, Georgia, Pennsylvania and Tennessee and 29 international manufacturing and warehouse facilities located in Canada, Costa Rica, the Dominican Republic, France, Germany, Honduras, Mexico, the People's Republic of China, the Philippines, Sri Lanka, the United Kingdom, Ireland and Spain. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns four of its domestic and three of its international facilities. The balance of the facilities are leased. Lease terms, except for four month-to-month leases, expire from 1997 to 2011. No facility is underutilized, except for three facilities located in Sylvania, Georgia, Barbourville, Kentucky and Dothan, Alabama, each of which has discontinued operations and which the Company has listed for sale.

     The Company leases sales offices in a number of major cities, including Dallas and New York in the United States; Brussels, Belgium; Dusseldorf and Frankfurt, Germany; Toronto, Canada; Madrid, Spain; Lausanne, Switzerland; Vienna, Austria; Milan, Italy; Paris, France; and Hong Kong. The sales office leases expire between 1997 and 2009 and are generally renewable at the Company's option. The Company also occupies offices in London, England subject to a freehold lease which expires in 2114. The Company leases 73 retail outlet store locations. Outlet store leases, except for two month-to-month leases, expire from 1997 to 2007 and are generally renewable at the Company's option.

     All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. The Company has expanded its production capacity in Mexico and the Caribbean Basin during the last three years.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company that individually or in the aggregate is not material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their ages and their positions are set forth below.

                       NAME                           AGE                        POSITION
---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   51    Director, Chairman of the Board, President and
                                                              Chief Executive Officer
William S. Finkelstein.............................   48    Director, Senior Vice President and Chief Financial
                                                              Officer
Stanley P. Silverstein.............................   44    Vice President, General Counsel and Secretary
Carl J. Deddens....................................   44    Vice President and Treasurer

     Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Travelers Group Inc., Applied Graphics Technologies, Inc. and Authentic Fitness Corporation.

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

     Mr. Deddens has been Vice President and Treasurer of the Company since March 1996. Prior to joining the Company, Mr. Deddens served as Vice President and Treasurer of Revlon, Inc. from 1991 to 1996 and as Assistant Treasurer from 1987 to 1991. Mr. Deddens held various financial positions with Allied-Signal Corporation and Union Texas Petroleum Corporation from 1981 to 1987.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock, $0.01 par value per share (the 'Common Stock'), is listed on the New York Stock Exchange under the symbol 'WAC'. The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

PERIOD                                                                    HIGH                LOW          DIVIDEND
------------------------------------------------------------------   ---------------    ---------------    --------

1995:
     First Quarter................................................   $18                $14 7/8              $.00
     Second Quarter...............................................   $21 1/4            $16 1/2              $.07
     Third Quarter................................................   $24 3/8            $20                  $.07
     Fourth Quarter...............................................   $26 7/8            $21 7/8              $.07

1996:
     First Quarter................................................   $27 1/2            $21 1/2              $.07
     Second Quarter...............................................   $31 1/4            $24 1/4              $.07
     Third Quarter................................................   $25 3/4            $21 5/8              $.07
     Fourth Quarter...............................................   $29 5/8            $22 3/4              $.07

1997:
     First Quarter (through April 1, 1997)........................   $33 3/8            $22 5/8              $.08(1)

------------

(1) On February 20, 1997, the Company declared its regular quarterly cash dividend of $.08 per share payable on April 8, 1997 to stockholders of record as of March 31, 1997.

                            ------------------------

     As of March 31, 1997, there were 165 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     In fiscal 1995, the Company initiated a regular cash dividend of $0.28 per share per annum. The initial cash dividend was paid on June 30, 1995. On February 20, 1997, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. Total dividends paid or accrued on the Common Stock were $9.2 million and $14.5 million in the fiscal years ended January 6, 1996 and January 4, 1997 (none in the year ended January 7, 1995), respectively.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is consolidated statement of income data with respect to the fiscal years ended January 7, 1995, January 6, 1996 and January 4, 1997, and consolidated balance sheet data at January 6, 1996 and January 4, 1997, all of which are derived from, and qualified by reference to, the audited consolidated financial statements included herein and such data should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended January 2, 1993 and January 8, 1994 and the consolidated balance sheet data at January 2, 1993, January 8, 1994 and January 7, 1995 are derived from audited consolidated financial statements not included herein.

                                                                  FISCAL YEAR ENDED
                                        ---------------------------------------------------------------------
                                        JANUARY 2,     JANUARY 8,     JANUARY 7,     JANUARY 6,    JANUARY 4,
                                           1993        1994(a)(b)     1995(a)(c)     1996(a)(c)(e)  1997(f)
                                        ---------------------------------------------------------------------
                                                     (IN MILLIONS, EXCEPT RATIOS AND SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenues........................    $   625.1      $   703.8      $   788.8      $   916.2     $ 1,063.8
Gross profit........................        219.3          236.4          255.8          309.7         327.7
Income before non-recurring items,
  special items, interest and income
  taxes.............................         89.8           92.2           99.2          125.6         164.5
Interest expense....................         48.8           38.9           32.5           33.9          32.4
Pre-tax income before non-recurring
  and special items.................         41.0           53.3           66.7           91.7         132.1
Income before non-recurring and
  special items.....................         47.6           53.3           66.3           56.9          80.6
Income (loss) from continuing
  operations........................         47.6           53.3           63.3           49.6          (8.2 )
Preferred stock dividends paid......          2.7             --             --             --            --
Income (loss) from continuing
  operations applicable to Common
  Stock.............................         44.9           53.3           63.3           49.6          (8.2 )
Net income (loss) applicable to
  Common Stock(d)...................        (20.2 )         24.1           63.3           46.5          (8.2 )
Dividends on Common Stock...........           --             --             --            9.5          14.5
Per Share Data:(d)
Income (loss) before non-recurring
  and special items.................    $    1.25      $    1.34      $    1.61      $    1.26     $    1.51
Income (loss) from continuing
  operations........................    $    1.18      $    1.34      $    1.53      $    1.10     $   (0.16 )
Net income (loss)...................        (0.53 )         0.61           1.53           1.03         (0.16 )
Weighted average number of shares of
  Common Stock outstanding(d).......    38,109,450     39,770,482     41,285,355     45,278,117    51,707,392
Divisional Summary Data:
  Net revenues:
    Intimate Apparel................    $   384.8      $   423.2      $   565.3      $   689.2     $   802.0
    Menswear........................        200.0          243.2          183.8          185.7         214.4
    Retail Outlet Stores............         40.3           37.4           39.7           41.3          47.4
                                        ----------     ----------     ----------     ----------    ----------
                                        $   625.1      $   703.8      $   788.8      $   916.2     $ 1,063.8
                                        ----------     ----------     ----------     ----------    ----------
                                        ----------     ----------     ----------     ----------    ----------
    Percentage of net revenues:
    Intimate Apparel................         61.6 %         60.1 %         71.7 %         75.2 %        75.4 %
    Menswear........................         32.0           34.6           23.3           20.3          20.2
    Retail Outlet Stores............          6.4            5.3            5.0            4.5           4.4
                                        ----------     ----------     ----------     ----------    ----------
                                            100.0 %        100.0 %        100.0 %        100.0 %       100.0 %
                                        ----------     ----------     ----------     ----------    ----------
                                        ----------     ----------     ----------     ----------    ----------
BALANCE SHEET DATA:
    Working capital.................    $   141.5      $   122.0      $   104.5      $   307.5     $   210.6
    Total assets....................        629.6          688.6          780.6          941.1       1,142.9
    Long term debt (excluding
      current maturities)...........        277.6          245.5          206.8          194.3         215.8
    Stockholders' equity............        135.8          159.1          240.5          500.3         475.7

------------------

 (a) On September 4, 1991, the Company's Board of Directors determined that the Company should restructure its knitwear operations. The restructuring resulted in a non-recurring charge of $13.0 million (or $0.68 per share) in fiscal 1991. Such charge was associated with the closing of the Company's knitwear manufacturing facilities and the liquidation of the related inventory. In

                                               (footnote continued on next page)

(footnote continued from previous page)
     October 1993, the Company decided to discontinue a portion of its men's manufactured dress shirt and neckwear business segment. This resulted in a non-recurring charge of $19.9 million. Additionally, the Company incurred a $2.6 million non-recurring charge associated with a previously discontinued business. The total non-recurring charge recorded in fiscal 1993 was $22.5 million (or $0.56 per share). In fiscal 1994, the Company incurred a $3.0 million (or $0.07 per share) charge related to the California earthquake.

 (b) Fiscal 1993 includes a $10.5 million charge (or $0.26 per share) for the cumulative effect of the Company changing its method of accounting for postretirement benefits other than pensions.

 (c) Income reflects the benefits of utilizing the Company's net operating loss carryforward to offset the Company's federal income tax provision. Income before non-recurring items, after giving effect to a full tax provision at the Company's effective income tax rate of 38.0%, was $41.1 million (or $1.00 per share).

 (d) All share and per share amounts have been adjusted to reflect the two-for-one stock split effective October 3, 1994 and includes all Common Stock and Common Stock equivalents when the effect on earnings per share is dilutive.

 (e) Effective with the 1995 fiscal year, the Company adopted SOP 93-7, which relates to the accounting for certain types of advertising and promotion costs. SOP 93-7 requires, among other things, that certain costs, which had previously been deferred for amortization against future revenues, be currently expensed. The Company incurred a special charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million net of income tax benefits or $0.16 per share) in the fourth quarter of fiscal 1995 related to SOP 93-7.

 (f) Fiscal 1996 includes non-recurring charges related to the sale of the Company's Hathaway dress shirt operations of $46.0 million, consolidation and realignment of the Company's Intimate Apparel Division of $72.1 million and other items of $20.4 million. Total non-recurring items were $138.5 million ($88.8 million net of income tax benefits of $49.7 million, or $1.66 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  STRATEGIC ACTIONS (See Note 4 of Notes to Consolidated Financial Statements)

     Following the acquisition of the GJM business in February 1996, which significantly added to the Company's low cost sleepwear manufacturing capacity, in addition to an immediate expansion of the Company's product lines, the Company undertook a strategic review of its businesses and manufacturing facilities. The further acquisitions of Bodyslimmers and Lejaby were also considered. As a result of this review, the Company has, to date, taken the following steps which have resulted in a non-recurring charge in fiscal 1996 as summarized below (in millions):

Loss related to the sale of the Hathaway business................................   $ 46.0
Charge for the consolidation and realignment of the Intimate Apparel Division....     72.1
Other items including merger termination costs...................................     20.4
                                                                                    ------
                                                                                     138.5
     Less: income tax benefits...................................................    (49.7)
                                                                                    ------
                                                                                    $ 88.8
                                                                                    ------
                                                                                    ------

EXIT FROM THE HATHAWAY BUSINESS

     In May 1996, following a comprehensive evaluation of the Company's men's dress shirt business, the Company decided to cease manufacturing and marketing the Hathaway brand. In recent years the dress shirt business had become increasingly price driven and, as a result, the Company's dress shirt business had returned profit margins considerably below those of the Company's core intimate apparel business. In addition, the dress shirt business required continuous investment, particularly of working capital, disproportionate to its return. Accordingly, the Company elected to withdraw from the Hathaway dress shirt business, freeing up funds for reinvestment in brands and businesses with higher growth potential and greater returns.

     On November 12, 1996, the Company completed the sale of certain assets of its Hathaway dress shirt business, including its Waterville, Maine and Prescott, Ontario manufacturing facilities ('Hathaway Assets'). The loss from the write-down of the Hathaway Assets to fair value and losses incurred in the operation of the Hathaway business since the Company announced its intent to exit this business of approximately $29.5 million net of income tax benefits of $16.5 million are included in the Statement of Operations for fiscal 1996. The pre-tax loss includes the write off of $13.8 million of Hathaway intangible assets, including goodwill.

INTIMATE APPAREL CONSOLIDATION AND REALIGNMENT

     In April 1996, the Company announced the consolidation of certain intimate apparel and other manufacturing, distribution and administrative operations in the United States and Europe. The consolidation and realignment of the Intimate Apparel Division is designed to reduce costs and improve the efficiency of the Company's operations and is expected to result in annual cost savings in excess of $15 million per year. The consolidation and realignment has resulted in a non-recurring charge of approximately $46.2 million after income tax benefits of $25.9 million, comprised primarily of a write-down of asset values, accruals of lease and other contractual obligations, and employee termination and severance costs. In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Bodyslimmers acquisitions, the Company has reevaluated the viability of all product assortments and styles. As a result, certain products and styles have been discontinued to permit the investment of working capital in products and styles with greater returns. In addition, the Company incurred certain costs and expenses associated with the realignment of manufacturing plants, consolidation of the Company's intimate apparel sales forces and other costs during the second and third quarters of fiscal 1996, which are also included in the non-recurring charge.

OTHER ITEMS

     The non-recurring charge also includes $11.3 million, net of income tax benefits of $6.1 million, related to the cancellation of certain contracts, realignment of its European organization and the write-off of insurance and other receivables.

     In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996, the Company announced the termination of the merger. The Company has incurred legal, accounting and investment advisory fees in connection with the proposed merger, of approximately $3.0 million, $1.9 million net of income tax benefits ($0.03 per share), all of which were charged to the results of operations in fiscal 1996.

     The non-recurring charge for the Hathaway disposition, the Intimate Apparel Division consolidation and realignment and certain other items total approximately $87.0 million, after income tax benefits of $48.5 million, or $1.63 per share for the year ended January 4, 1997.

RESULTS OF OPERATIONS

     The consolidated statements of income for the Company are summarized below. The Divisional Summary includes the Retail Outlet Stores Division for reporting purposes; however, since the

Company's business strategy is to use its Retail Outlet Stores Division as a channel for its excess inventory and the Company does not consider the results of such division to be material, the Retail Outlet Stores Division is not discussed further.

                              STATEMENT OF INCOME
                          (SELECTED DATA, IN MILLIONS)

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                              JANUARY 7,    % OF NET    JANUARY 6,    % OF NET    JANUARY 4,    % OF NET
                                                 1995       REVENUES       1996       REVENUES       1997       REVENUES
                                              ----------    --------    ----------    --------    ----------    --------

Net revenues...............................     $788.8        100.0%      $916.2        100.0%     $1,063.8       100.0%
Cost of goods sold.........................      533.0         67.6%       606.5         66.2%        698.2        65.6%
Non-recurring items........................      --           --           --           --             37.9         3.6%
                                              ----------    --------    ----------    --------    ----------    --------
Gross profit...............................      255.8         32.4%       309.7         33.8%        327.7        30.8%
Selling, administrative and general
  expenses.................................      156.6         19.9%       184.0         20.1%        201.1        18.9%
                                              ----------    --------    ----------    --------    ----------    --------
Income before interest, income taxes and
  non-recurring items......................       99.2         12.5%       125.6         13.7%        164.5        15.5%
Interest expense...........................       32.5                      33.9                       32.4
Income from operations.....................       63.3                      49.6                       80.6
Income before non-recurring and special
  items, adjusted for a normalized income
  tax provision............................       41.4                      56.9                       80.6

                               DIVISIONAL SUMMARY
                                 (IN MILLIONS)

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                                              % OF                      % OF                      % OF
                                              JANUARY 7,     GROSS      JANUARY 6,     GROSS      JANUARY 4,     GROSS
                                                 1995        PROFIT        1996        PROFIT        1997        PROFIT
                                              ----------    --------    ----------    --------    ----------    --------

Net revenues:
     Intimate Apparel......................     $565.3                    $689.2                   $  802.0
     Menswear..............................      183.8                     185.7                      214.4
     Retail Outlet Stores..................       39.7                      41.3                       47.4
                                              ----------                ----------                ----------
                                                $788.8                    $916.2                   $1,063.8
                                              ----------                ----------                ----------
                                              ----------                ----------                ----------
Gross profit(1):
     Intimate Apparel......................     $203.5         79.6%      $259.2         83.7%     $  302.4        82.7%
     Menswear..............................       38.2         14.9%        35.5         11.5%         44.7        12.2%
     Retail Outlet Stores..................       14.1          5.5%        15.0          4.8%         18.5         5.1%
                                              ----------    --------    ----------    --------    ----------    --------
                                                $255.8        100.0%      $309.7        100.0%     $  365.6       100.0%
                                              ----------    --------    ----------    --------    ----------    --------
                                              ----------    --------    ----------    --------    ----------    --------

------------

(1) Does not include non-recurring expenses of $37.9 million related to the decision to exit the Hathaway business and the restructuring and realignment of the Intimate Apparel Division in fiscal 1996.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

     Net revenues increased 16.1% to $1,063.8 million from the $916.2 million recorded in fiscal 1995 with double-digit increases across all divisions.

     INTIMATE APPAREL DIVISION. Net revenues increased 16.4% to $802.0 million in fiscal 1996 from $689.2 million in fiscal 1995. The increase in net revenues is attributable to a 53.0% increase in Calvin Klein net revenues to $244.3 million in fiscal 1996, an increase in sleepwear net revenues of

     $55 million reflecting the acquisition of GJM in February 1996 and Lejaby net revenues of $47.5 million reflecting the acquisition in July 1996. This was partially offset by a decrease in shipments to Avon and Victoria's Secret of over $75 million.

     MENSWEAR DIVISION. Menswear Division net revenues increased 15.5% to $214.4 million in fiscal 1996 compared to $185.7 million in fiscal 1995. The increase in net revenues is attributable to an increase of 24.0% in Chaps by Ralph Lauren net revenues and the start-up of Calvin Klein accessories. The increases in Chaps by Ralph Lauren and Calvin Klein accessories were partially offset by a decrease in Hathaway net revenues due to the disposition of the Hathaway dress shirt operations in November 1996.

     Gross profit increased 5.8% to $327.7 million in fiscal 1996 from $309.7 million in fiscal 1995. Gross profit for fiscal 1996 includes $37.9 million of non-recurring expenses related to the Company's decision to exit its Hathaway dress shirt operations and the realignment and restructuring of the Company's intimate apparel division. Excluding these items, gross profit increased 18.0% to $365.6 million in fiscal 1996, compared to $309.7 million in fiscal 1995. Gross profit as a percentage of net revenues (before non-recurring items) was 34.4% in fiscal 1996, higher than the 33.8% recorded in fiscal 1995.

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit (excluding the effect of the realignment and restructuring charges) increased 16.7% to $302.4 million (37.7% of net revenues) in fiscal 1996 from $259.2 (37.6% of net revenues) in fiscal 1995. The increase in gross profit reflects the higher sales volume noted above. The increase in gross profit as a percentage of net revenues reflects manufacturing efficiencies in the Company's manufacturing facilities and a higher mix of Calvin Klein sales partially offset by the slightly lower margins on the GJM private label business, which was acquired in February 1996.

     MENSWEAR DIVISION. Menswear Division gross profit increased 25.9% to $44.7 million (20.8% of net revenues) in fiscal 1996 from $35.5 million (19.1% of net revenues) in fiscal 1995. The increase in gross profit reflects the higher sales volume noted above. The increase in gross profit as a percentage of net revenues reflects the more favorable mix of Chaps by Ralph Lauren and Calvin Klein accessories business and the sale of the Company's Hathaway dress shirt operations in November 1996.

     Selling, administrative and general expenses before non-recurring and restructuring charges increased 9.2% to $201.0 million (18.9% of net revenues) in fiscal 1996 compared to $184.0 million (20.1% of net revenues) in fiscal 1995. The increase in selling, administrative and general expenses reflects an increase in marketing and promotion expenses to $59.5 million (5.6% of net revenues) in fiscal 1996 compared to $41.0 million (4.5% of net revenues) in fiscal 1995 and higher sales volume as noted above. Despite the increase in marketing and promotion expense and the increased sales volume noted above, selling, administrative and general expenses decreased as a percentage of net revenues reflecting the cost savings realized from the realignment and restructuring of the Company's Intimate Apparel Division, as noted above.

     Non-recurring expenses in fiscal 1996 were $138.5 million ($88.8 million, net of income tax benefits of $49.7 million), including $37.9 million classified in cost of goods sold. The non-recurring expense reflects the restructuring of the Company's Intimate Apparel Division, the loss associated with the Company's decision to exit the Hathaway dress shirt operations and other items, including terminated merger costs, as noted above.

     Interest expense decreased slightly to $32.4 million in fiscal 1996 from $33.9 million in fiscal 1995. The decrease in interest expense reflects the benefit from the proceeds of the Company's stock offering, completed in October 1995, which was partially offset by interest on the funds borrowed to complete the GJM, Lejaby and Bodyslimmers acquisitions.

     Income tax expense for fiscal 1996 was $1.8 million primarily reflecting foreign and state income taxes. For income tax purposes, the Company has net operating loss carryforwards available to offset future taxable income amounting to approximately $53.5 million at January 4, 1997. These carryforwards, which the Company expects to fully utilize, should result in a future tax savings of approximately $19.3 million at current United States corporate income tax rates. The net operating loss carryforwards expire beginning in 2001 and fully expire in 2008.

     As a result of the Company's Common Stock offerings in 1991 and 1992 and other changes in the ownership of the Company's Common Stock, certain provisions of the Internal Revenue Code could limit the rate at which the Company will be able to utilize its net operating loss carryforwards. The Company believes that it will realize all of the benefits attributable to its net operating loss carryforwards; however, the amount of such benefits that the Company will realize and the period in which any benefit is realized are subject to several factors, including the general level of economic activity, the level of earnings and future changes in United States corporate income tax laws and regulations. See Note 8 of Notes to Consolidated Financial Statements on pages F-1 to F-24.

     The net loss of $8.2 million in fiscal 1996 reflects the impact of the non-recurring charges noted above. Income before non-recurring charges for fiscal 1996 was $80.6 million compared to income before the adoption of SOP 93-7 of $56.9 million in fiscal 1995. The increase in income before non-recurring charges reflects the higher operating income, as noted above.

COMPARISON OF FISCAL 1995 WITH FISCAL 1994.

     Net revenues increased 16.2% to $916.2 million in fiscal 1995 from the $788.8 million recorded in fiscal 1994, due primarily to a 21.9% increase in intimate apparel net revenues.

     INTIMATE APPAREL DIVISION. Net revenues increased 21.9% to $689.2 million in fiscal 1995 from $565.3 million in fiscal 1994. Warner's and Olga domestic net revenues increased 12.6% (including Victoria's Secret and
     Avon). Calvin Klein net revenues increased 162% to $159.7 million in fiscal 1995 compared to $61.0 million in fiscal 1994 (nine months of operations in fiscal 1994). The increase in Calvin Klein is a result of the launch of Calvin Klein women's intimate apparel and an over 70.0% increase in the Calvin Klein men's underwear business. Fruit of the Loom net revenues decreased 17.3% in fiscal 1995 compared to fiscal 1994 primarily as a result of a decrease of approximately $27.0 million in Avon shipments. Fruit of the Loom net revenues in the mass merchandise market (without
     Avon) increased 30.7% in fiscal 1995 compared to fiscal 1994. International sales increased 18.9% to $100.0 million in fiscal 1995 compared to $84.1 million in fiscal 1994, which represents a significant turnaround compared to prior years.

     MENSWEAR DIVISION. Net revenues increased 1.1% to $185.7 million in fiscal 1995 from $183.8 million in fiscal 1994. Excluding discontinued brands (Dior, Puritan and Nicklaus), net revenues increased 13.6% in fiscal 1995 compared to fiscal 1994, primarily attributable to continued growth in Chaps by Ralph Lauren, where net revenues increased 14.3% in fiscal 1995 compared to fiscal 1994, and to the launch of Calvin Klein accessories which generated net revenues of $3.9 million in its first four months of shipping. Hathaway net revenues decreased 6.0% in fiscal 1995 compared to fiscal 1994 reflecting continued softness in the men's dress shirt market.

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

     INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit increased 27.4% to $259.2 million (37.6% of net revenues) in fiscal 1995 from $203.5 million (36.0% of net revenues) in fiscal 1994. Gross profit as a percentage of net revenues increased to 37.6% of net revenues in fiscal 1995 from 36.0% in fiscal 1994 due primarily to manufacturing efficiencies associated with the Company's new manufacturing facilities and a better mix of sales reflecting, the sales increase in the Calvin Klein business.

     MENSWEAR DIVISION. Gross profit in the Menswear Division decreased slightly to $35.5 million (19.1% of net revenues) in fiscal 1995 from $38.2 million (20.7% of net revenues) in fiscal 1994. The decrease in net revenues and gross profit as a percentage of net revenues reflects softness in the men's dress shirt business and the final liquidation of merchandise related to discontinued brands.

     Selling, administrative and general expenses increased 17.5% to $184.0 million (20.1% of net revenues) in fiscal 1995 from $156.6 million (19.9% of net revenues) in fiscal 1994. The increase in selling, administrative and general expenses reflects higher sales volume and an increase in marketing and advertising expenses (not including the special charge for advertising costs previously deferrable in accordance with SOP 93-7) of approximately $4.0 million in fiscal 1995 compared to fiscal 1994. The increase in advertising and promotion expenses is primarily related to the launch of Calvin Klein women's intimate apparel. Selling, administrative and general expenses as a percentage of net revenues for fiscal 1995 were essentially equal to fiscal 1994, reflecting continuing efforts to control operating expenses.

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

     The Company's treatment of certain advertising costs changed in fiscal 1995 reflecting the SOP 93-7. SOP 93-7 requires, among other things, that certain advertising costs, previously deferred and amortized over the period benefitted, be expensed in the period the advertising is first run. As a result of adopting SOP 93-7, the Company incurred a special charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million net of income tax benefits) in the fourth quarter of fiscal 1995.

     Income tax expense for fiscal 1995 was $30.4 million corresponding to an effective income tax rate of 38.0%. Income tax expense for fiscal 1994 was $0.4 million. Income tax expense for fiscal 1994 reflects $22.5 million of tax benefits associated with the Company's net operating loss carryforwards. The Company had utilized substantially all of its net operating loss carryforward benefits for financial reporting purposes at the end of fiscal 1994 and, as a result, had approximately $38.5 million of deferred tax assets at 1994 fiscal year end.

     The difference between the United States federal statutory income tax rate of 35.0% and the Company's effective income tax rate of 38.0% for fiscal 1995 primarily reflects the impact of state income taxes and the effect of non-deductible intangible amortization partially offset by certain benefits associated with state income tax net operating loss carryforwards.

     Income before non-recurring and special items, adjusted to reflect a normalized income tax rate of 38.0%, increased 37.4% to $56.9 million in fiscal 1995 compared to $41.4 million in fiscal 1994. The increase reflects higher operating income and lower interest expense, as noted above.

     In October 1995, the Company entered into new bank credit agreements. The Company wrote off deferred financing costs related to the prior bank credit agreement. The write-off resulted in an extraordinary item of $3.1 million (net of income tax benefits of $1.9 million) due to the early extinguishment of debt.

     Net income, after non-recurring, special and extraordinary charges, was $46.5 million in fiscal 1995, compared to $63.3 million in fiscal 1994. The decrease in net income in fiscal 1995 compared to fiscal 1994 reflects the impact of the full income tax provision in fiscal 1995 and the special charge for SOP 93-7, partially offset by higher operating income, as noted above.

CAPITAL RESOURCES AND LIQUIDITY

     On May 11, 1995, consistent with the Company's goal of increasing stockholder value, the Company declared a quarterly cash dividend of $0.07 per share. The Company has since declared eight successive quarterly cash dividends. On February 20, 1997, the Company increased its quarterly cash dividend to $0.08 per share.

     On February 9, 1996, the Company acquired substantially all of the assets (including certain subsidiaries) of GJM. GJM is a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12.5 million plus assumed liabilities.

     In the third and fourth quarters of fiscal 1996, the Company acquired Lejaby, a leading European intimate apparel manufacturer, for approximately $79 million, including certain fees and expenses and assumed liabilities. Funds to consummate the transaction were provided by members of the Company's bank credit group. The terms of the bank loans are substantially the same as the terms of the Company's existing credit agreements and include a term loan totalling 370 million French Francs and a revolving loan facility totalling 150 million French Francs.

     On July 19, 1996, the Company acquired Bodyslimmers, for approximately $6.5 million and assumed liabilities. The acquisition of Bodyslimmers expanded the Company's product line to include body slimming undergarments, a fast growing segment of the intimate apparel market targeting aging baby boomers. This acquisition enhances the Company's leading position in the domestic intimate apparel market.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates a substantial amount of its operating cash flow in the fourth quarter of the fiscal year, reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year.

     Cash provided from (used in) operations in fiscal 1996 was $27.0 million, compared to $(13.6) million in fiscal 1995 and $77.8 million in fiscal 1994. Cash flow from operating activities for fiscal 1996 includes $67.7 million of cash expenses related to the decision to exit the Hathaway business and restructuring and realignment of the Intimate Apparel Division. Cash provided from operating activities before the non-recurring charges was $94.8 million in fiscal 1996. The improvement in cash flow from operating activities in fiscal 1996 compared to fiscal 1995 primarily reflects the decreased use of working capital, primarily inventory, reflecting the Company's efforts to control inventory investment. Cash flow from operating activities decreased $90 million in fiscal 1995 compared to fiscal 1994, primarily as a result of increased working capital usage to support the rapid growth of the Company's Intimate Apparel Division and the Calvin Klein business. Depreciation and amortization expense was $27.6 million, $22.1 million and $18.8 million in fiscal 1996, 1995 and 1994, respectively. The increase in depreciation and amortization expense primarily reflects amortization of intangible assets related to the acquisitions completed in fiscal 1995 and fiscal 1996.

     Cash used in investing activities was $156.5 million in fiscal 1996, compared to $84.0 million in fiscal 1995 and $59.8 million in fiscal 1994. Fiscal 1996 includes $85.6 million, net of cash acquired, related to the purchase of Lejaby, GJM and Bodyslimmers and $30.1 million related to the payment of acquired liabilities and acquisition accruals. Capital expenditures for new facilities, improvements to existing facilities and for machinery and equipment were approximately $33.8 million, $39.1 million and $17.5 million in the 1996, 1995 and 1994 fiscal years, respectively. Capital expenditures for fiscal 1995 includes approximately $15 million of investment in store fixtures for the Calvin Klein and Chaps by Ralph Lauren businesses.

     Cash provided from (used in) financing activities was $135.2 million, $99.9 million and $(18.9) million in fiscal 1996, 1995 and 1994, respectively. During fiscal 1996, the Company entered into a bank credit agreement with several members of its bank credit group which provided the Company with a term loan of 370 million French Francs and a revolving credit agreement of 150 million French Francs (the 'Lejaby Credit Agreements'). Proceeds from the Lejaby Credit Agreements of approximately $79.2 million were used to purchase Lejaby in fiscal 1996. In addition, the Company increased the outstanding balance on its revolving lines of credit by approximately $105.5 million in fiscal 1996. In fiscal 1995, the Company sold 9,717,000 shares of Common Stock which resulted in net proceeds to the Company of $224.3 million. Proceeds from the sale of Common Stock were primarily used to repay outstanding debt. Debt repayments were $27.8 million, $46.8 million and $41.8 million in fiscal 1996, 1995 and 1994, respectively.

     At January 4, 1997, the Company had approximately $197.0 million of additional borrowing available under the revolving loan portions of its United States bank facilities. The Company also has bank credit agreements in Canada, Europe and Asia. At January 4, 1997, the Company had approximately $55.0 million of additional credit available under these agreements. The Company believes that funds available under its various bank facilities, together with cash flow to be generated from future operations, will be sufficient to meet the capital expenditure requirements and working capital needs of the Company, including interest and debt principal payments for the next twelve months and for the next several years.

SEASONALITY

     The operations of the Company are somewhat seasonal, with approximately 59.0% of net revenues, 62.0% of operating income before non-recurring items and substantially all of the Company's net cash flow from operating activities generated in the second half of fiscal 1996. The second half of fiscal 1996 includes the results of operations of Lejaby, which was acquired in the third and fourth quarters of fiscal 1996. Excluding the impact of Lejaby, approximately 58.0% of the Company's net revenue and operating income before operating items was generated in the second half of the fiscal year. Generally, the Company's operations during the first half of the year are financed by increased borrowing. The following sets forth the net revenues, operating income before non-recurring items and net cash flow from operating activities generated for each quarter of fiscal 1995 and fiscal 1996.

                                                                   THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------
                                                                     (IN MILLIONS)
                                      APR 8,    JUL 8,    OCT 7,    JAN 6,    APR 6,    JUL 6,    OCT 5,    JAN 4,
                                       1995      1995      1995      1996      1996      1996      1996      1997
                                      ------    ------    ------    ------    ------    ------    ------    ------

Net revenues.......................   $195.2    $210.4    $239.5    $271.1    $206.5    $222.8    $292.0    $342.5
Operating income(1)................   $ 25.5    $ 24.4    $ 39.2    $ 36.5    $ 32.3    $ 31.0    $ 49.6    $ 51.6
Cash flow from operating
  activities(1)....................   $(43.0)   $  0.4    $(70.4)   $ 99.4    $(71.3)   $ (8.2)   $ 12.7    $164.6

------------

(1) Before non-recurring items.

INFLATION

     The Company does not believe that the relatively moderate levels of inflation which have been recently experienced in the United States, Canada and Western Europe have had a significant effect on its net revenues or its profitability. Management believes that, in the past, the Company has been able to offset such effects by increasing prices or by instituting improvements in efficiency. Mexico historically has been subject to high rates of inflation; however, the effects of high rates of inflation on the operation of the Company's Mexican subsidiaries have not had a material impact on the results of operations of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ('FAS 123'), which establishes market value accounting and reporting standards for stock-based employee compensation plans. Companies may elect to continue to account for stock-based compensation using the intrinsic value approach under APB Opinion No. 25. The Company was required to adopt FAS 123 for its 1996 fiscal year. The Company's accounting for its stock-based compensation plans will continue to follow APB Opinion 25. Pro forma disclosure required by FAS 123 is included in Note 12 of Notes to Consolidated Financial Statements. See Pages F-1 to F-24.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from page 11 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., relating to the 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  1.  The Consolidated Financial Statements of The Warnaco Group, Inc.

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Accountants..............................................................    F-1
Report of Independent Auditors.................................................................    F-2
Consolidated Balance Sheets as of January 6, 1996 and January 4, 1997..........................    F-3
Consolidated Statements of Income for the Years Ended January 7, 1995,
  January 6, 1996 and January 4, 1997..........................................................    F-4
Consolidated Statements of Stockholders' Equity for the Years Ended January 7, 1995, January 6,
  1996 and January 4, 1997.....................................................................    F-5
Consolidated Statements of Cash Flow for the Years Ended January 7, 1995, January 6, 1996 and
  January 4, 1997..............................................................................    F-6
Notes to Consolidated Financial Statements ................................................   F-7-F-24

       2.  Financial Statement Schedule:

Report of Independent Accountants...............................................................   S-1
II.  Valuation and Qualifying Accounts and Reserves.............................................   S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) 3.  LIST OF EXHIBITS:

    3.1      Amended  and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995).
    3.2      Amended Bylaws of the Company.
    4.1      Registration Rights Agreement dated March 14, 1994 between the Company and Calvin  Klein,
             Inc.  ('CKI') (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed May 24, 1994).
   10.1      Credit  Agreement,  dated  as  of  October  12,  1995  (the  'U.S.  $450,000,000   Credit
             Agreement'), among the Company, Warnaco Inc.; The Bank of Nova Scotia and Citibank, N.A.,
             as  Managing Agents; Citibank, N.A.,  as Documentation Agent; The  Bank of Nova Scotia as
             Paying Agent, Competitive Bid Agent,  Swing Line Lender and  an Issuing Bank and  certain other  lenders named  therein (incorporated  herein by reference  to Exhibit  10.1 to the
             Company's Form 10-Q filed November 21, 1995).
   10.2      Credit Agreement, dated as of October 12, 1995 (the 'U.S. $100,000,000 364-day  Revolving
             Credit  Agreement'), among Warnaco Inc. and The Bank of Nova Scotia and Citibank, N.A. as
             Managing Agents; Citibank, N.A. as Documentation Agent; The Bank of Nova Scotia as Paying
             Agent, Competitive Bid Agent,  Swing Line Lender  and an Issuing  Bank and certain  other lenders  named therein (incorporated herein by reference to Exhibit 10.1 to the Company's
             Form 10-Q filed November 21, 1995).
   10.3      Credit  Agreement,  dated  as  of  December  4,  1995  (the  'U.S.  $200,000,000   Credit
             Agreement'),  among Warnaco Inc., the  Company and The Bank of  Nova Scotia, as agent for the Lenders and certain other lenders named therein (incorporated herein by reference  to
             Exhibit 10.3 to the Company's Form 10-K filed April 5, 1996).
   10.4      Employment  Agreement, dated  as of  January 6,  1991, between  the Company  and Linda J.
             Wachner (incorporated herein by reference to  Exhibit 10.7 to the Company's  Registration
             Statement on Form S-1, No. 33-42641).
   10.5      Incentive  Compensation Plan  (incorporated herein  by reference  to Exhibit  10.8 to the
             Company's Registration on Form S-1, No. 33-45877).
   10.6      1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company's
             Registration Statement on Form S-1, No. 33-45877).
   10.7      Amended and Restated 1988 Employee Stock  Purchase Plan, as amended (incorporated  herein by  reference to Exhibit 10.10  to the Company's Registration  Statement on Form S-1, No.
             33-45877).
   10.8      Warnaco Employee Retirement Plan  (incorporated herein by reference  to Exhibit 10.11  to the Company's Registration Statement on Form S-1, No. 33-45877).
   10.9      Executive  Management  Agreement, dated as  of  May 9, 1991,  as  extended,  between  the
             Company, Warnaco  Inc. and The Spectrum  Group, Inc. (incorporated herein by reference to
             Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-45877).
   10.10     1993 Non-Employee Director Stock Plan (incorporated herein by reference to the  Company's
             Proxy Statement for its 1994 Annual Meeting of Stockholders).
   10.11     Amended  and Restated 1993 Stock Plan (incorporated  herein by reference to the Company's
             Proxy Statement for its 1994 Annual Meeting of Stockholders).
   10.12     The Warnaco Group, Inc. Supplemental Incentive Compensation Plan (incorporated herein  by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders).
   11.1      Calculation of Net Income (Loss) per common share.
   21.1      Subsidiaries of the Company.
   23.1(a)   Consent of Independent Accountants.
   23.1(b)   Consent of Independent Auditors.
   23.1(c)   Consent of Independent Auditors.
   27        Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the registrant in the last quarter of the 1996 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 4th day of April, 1997.

                                          THE WARNACO GROUP, INC.

                                          By:        /S/ LINDA J. WACHNER
                                            _______________________________
                                                      Linda J. Wachner
                                               Chairman, President and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ LINDA J. WACHNER             Chairman of the Board; Director;                  April 4, 1997
------------------------------------------  President and Chief Executive
             LINDA J. WACHNER               Officer (Principal Executive Officer)

        /s/ WILLIAM S. FINKELSTEIN          Director; Senior Vice President and Chief         April 4, 1997
------------------------------------------  Financial Officer (Principal Financial and
          WILLIAM S. FINKELSTEIN            Accounting Officer)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                          April 4, 1997
------------------------------------------
         JOSEPH A. CALIFANO, JR.

          /s/ WILLIAM R. FIELDS             Director                                          April 4, 1997
------------------------------------------
            WILLIAM R. FIELDS

            /s/ JOSEPH H. FLOM              Director                                          April 4, 1997
------------------------------------------
              JOSEPH H. FLOM

           /s/ ANDREW G. GALEF              Director                                          April 4, 1997
------------------------------------------
             ANDREW G. GALEF

            /s/ WALTER F. LOEB              Director                                          April 4, 1997
------------------------------------------
              WALTER F. LOEB

          /s/ STEWART A. RESNICK            Director                                          April 4, 1997
------------------------------------------
            STEWART A. RESNICK

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
Stockholders of The Warnaco Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and its subsidiaries at January 4, 1997 and January 6, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, 'Reporting on Advertising Costs' during the year ended January 6, 1996.

PRICE WATERHOUSE LLP
New York, New York
February 18, 1997

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
The Warnaco Group, Inc.

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flow of The Warnaco Group, Inc. for the year ended January 7, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Warnaco Group, Inc. for the year ended January 7, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   ERNST & YOUNG LLP

New York, New York
February 23, 1995

                            THE WARNACO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                                          JANUARY 6,     JANUARY 4,
                                                                                             1996           1997
                                                                                          -----------    -----------
ASSETS
Current assets:
     Cash, restricted $3,939 -- 1995 and $134 -- 1996..................................    $   6,162     $    11,840
     Accounts receivable, less allowance for doubtful accounts of $1,960 -- 1995 and
      $2,475 -- 1996...................................................................      156,607         211,038
     Inventories.......................................................................      356,466         387,318
     Prepaid expenses..................................................................       23,148          40,313
                                                                                          -----------    -----------
          Total current assets.........................................................      542,383         650,509
                                                                                          -----------    -----------
Property, plant and equipment, at cost:
     Land and land improvements........................................................        5,741           5,690
     Buildings and building improvements...............................................       67,667          67,868
     Machinery and equipment...........................................................      113,968         133,223
                                                                                          -----------    -----------
                                                                                             187,376         206,781
     Less: Accumulated depreciation....................................................       81,051          85,244
                                                                                          -----------    -----------
          Net property, plant and equipment............................................      106,325         121,537
                                                                                          -----------    -----------
Other assets:
     Deferred financing costs, less accumulated amortization of $139 -- 1995 and
      $553 -- 1996.....................................................................        1,522           3,536
     Licenses, trademarks, intangible and other assets, at cost, less accumulated
      amortization of $57,596 -- 1995 and $61,801 -- 1996..............................      159,230         164,402
     Excess of cost over net assets acquired, less accumulated amortization of
      $37,066 -- 1995 and $36,005 -- 1996..............................................      112,805         180,495
     Deferred income tax asset.........................................................       18,822          22,465
                                                                                          -----------    -----------
          Total other assets...........................................................      292,379         370,898
                                                                                          -----------    -----------
                                                                                           $ 941,087     $ 1,142,944
                                                                                          -----------    -----------
                                                                                          -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility.........................................    $  51,033     $   146,960
     Borrowing under foreign credit facilities.........................................       --              19,185
     Current portion of long-term debt.................................................       26,700          49,281
     Accounts payable..................................................................      123,447         174,149
     Accrued liabilities...............................................................       28,461          50,123
     Federal and other income taxes....................................................        5,231             195
                                                                                          -----------    -----------
          Total current liabilities....................................................      234,872         439,893
                                                                                          -----------    -----------
Long-term debt.........................................................................      194,301         215,805
                                                                                          -----------    -----------
Other long-term liabilities............................................................       11,613          11,532
                                                                                          -----------    -----------
Stockholders' equity:
     Preferred Stock; $.01 par value 10,000,000 shares authorized, none issued in 1995
      and 1996, respectively...........................................................       --             --
     Class A Common Stock, $.01 par value, 130,000,000 shares authorized, 51,745,512
      and 51,861,512 outstanding in 1995 and 1996, respectively........................          521             524
     Capital in excess of par value....................................................      567,965         575,691
     Cumulative translation adjustment.................................................       (3,745)         (3,307)
     Accumulated deficit...............................................................      (46,896)        (69,667)
     Treasury stock, at cost...........................................................       (5,000)        (12,030)
     Notes receivable for common stock issued and unearned stock compensation..........      (12,544)        (15,497)
                                                                                          -----------    -----------
          Total stockholders' equity...................................................      500,301         475,714
                                                                                          -----------    -----------
                                                                                           $ 941,087     $ 1,142,944
                                                                                          -----------    -----------
                                                                                          -----------    -----------

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                        FOR THE YEAR ENDED
                                                                              --------------------------------------
                                                                              JANUARY 7,    JANUARY 6,    JANUARY 4,
                                                                                 1995          1996          1997
                                                                              ----------    ----------    ----------

Net revenues...............................................................    $ 788,758     $ 916,179    $1,063,823
Cost of goods sold(a)......................................................      532,998       606,498       736,116
Selling, administrative and general expenses(b)............................      159,573       195,793       301,732
                                                                              ----------    ----------    ----------
Income before interest and income taxes....................................       96,187       113,888        25,975
Interest expense...........................................................       32,459        33,867        32,435
                                                                              ----------    ----------    ----------
Income (loss) before income taxes..........................................       63,728        80,021        (6,460)
Provision for income taxes.................................................          400        30,408         1,779
                                                                              ----------    ----------    ----------
Income (loss) before extraordinary items...................................       63,328        49,613        (8,239)
Extraordinary items, net of income tax benefits of $1,913 -- 1995..........       --            (3,120)       --
                                                                              ----------    ----------    ----------
Net income.................................................................    $  63,328     $  46,493    $   (8,239)
                                                                              ----------    ----------    ----------
                                                                              ----------    ----------    ----------

Income per common share:
     Income (loss) before extraordinary items..............................    $    1.53     $    1.10    $    (0.16)
     Extraordinary items...................................................       --             (0.07)       --
                                                                              ----------    ----------    ----------
Net income per common share................................................    $    1.53     $    1.03    $    (0.16)
                                                                              ----------    ----------    ----------
                                                                              ----------    ----------    ----------

Weighted average number of shares of common stock outstanding..............       41,285        45,278        51,707
                                                                              ----------    ----------    ----------
                                                                              ----------    ----------    ----------

------------

 (a) Includes $37,868,000 of non-recurring items in the year ended January 4, 1997. See Note 4 of Notes to Consolidated Financial Statements.

 (b) Includes $3,000,000,  $11,745,000  and $100,672,000  of  non-recurring  and special items in the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                                                                                   NOTES
                                                                                                                 RECEIVABLE
                                                          CAPITAL                                                FOR COMMON
                                               CLASS A       IN       CUMULATIVE                                 STOCK AND
                                               COMMON    EXCESS OF    TRANSLATION   ACCUMULATED    TREASURY    UNEARNED STOCK
                                                STOCK    PAR VALUE    ADJUSTMENT      DEFICIT        STOCK      COMPENSATION
                                               -------   ----------   -----------   ------------   ---------   --------------

Balance at January 8, 1994....................  $ 404     $315,068      $   279      ($ 147,225)   $      --      ($ 9,391)
Issued 1,699,492 shares of Class A Common
  Stock in connection with the Calvin Klein
  business....................................     17       22,804
Payments of employee notes receivable.........                                                                       2,199
Net income....................................                                           63,328
Change in cumulative translation adjustment...                           (2,011)
Purchase of 286,600 shares of Treasury
  Stock.......................................   --                                                   (5,000)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 7, 1995....................    421      337,872       (1,732)        (83,897)      (5,000)       (7,192)
Sold 9,717,000 shares of Class A Common Stock
  net of expenses of $10,180..................     97      222,931
Payments of employee notes receivable.........                                                                       1,028
Issued 320,000 shares of restricted stock.....      3        6,957                                                  (6,960)
Dividends.....................................                                           (9,492)
Employee stock options exercised..............   --            205
Amortization of unearned stock compensation...                                                                         580
Net income....................................                                           46,493
Change in cumulative translation adjustment...                           (2,013)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 6, 1996....................    521      567,965       (3,745)        (46,896)      (5,000)      (12,544)
Issued 190,700 shares of restricted stock.....      2        5,576                                                  (5,578)
Dividends.....................................                                          (14,532)
Employee stock options exercised and payment
  of employee notes receivable................      1        2,150                                                     123
Amortization of unearned stock compensation...                                                                       2,502
Net loss......................................                                           (8,239)
Change in cumulative translation adjustment...                              438
Purchase of 250,000 shares of Treasury
  Stock.......................................   --                                                   (7,030)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 4, 1997....................  $ 524     $575,691      ($3,307)     ($  69,667)   ($ 12,030)     ($15,497)
                                               -------   ----------   -----------   ------------   ---------   --------------
                                               -------   ----------   -----------   ------------   ---------   --------------


                                                 TOTAL
                                                --------
                                               <
Balance at January 8, 1994....................  $159,135
Issued 1,699,492 shares of Class A Common
  Stock in connection with the Calvin Klein
  business....................................    22,821
Payments of employee notes receivable.........     2,199
Net income....................................    63,328
Change in cumulative translation adjustment...    (2,011)
Purchase of 286,600 shares of Treasury
  Stock.......................................    (5,000)
                                                --------
Balance at January 7, 1995....................   240,472
Sold 9,717,000 shares of Class A Common Stock
  net of expenses of $10,180..................   223,028
Payments of employee notes receivable.........     1,028
Issued 320,000 shares of restricted stock.....     --
Dividends.....................................    (9,492)
Employee stock options exercised..............       205
Amortization of unearned stock compensation...       580
Net income....................................    46,493
Change in cumulative translation adjustment...    (2,013)
                                                --------
Balance at January 6, 1996....................   500,301
Issued 190,700 shares of restricted stock.....     --
Dividends.....................................   (14,532)
Employee stock options exercised and payment
  of employee notes receivable................     2,274
Amortization of unearned stock compensation...     2,502
Net loss......................................    (8,239)
Change in cumulative translation adjustment...       438
Purchase of 250,000 shares of Treasury
  Stock.......................................    (7,030)
                                                --------
Balance at January 4, 1997....................  $475,714
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

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                           (IN THOUSANDS OF DOLLARS)

                                                                                                   FOR THE YEAR ENDED
                                                                                       ------------------------------------------
                                                                                       JANUARY 7,      JANUARY 6,      JANUARY 4,
                                                                                          1995            1996            1997
                                                                                       ----------      ----------      ----------
Cash flow from operations:
  Net income (loss)...............................................................      $ 63,328        $  46,493       ($  8,239)
  Non-cash items included in net income:
     Depreciation and amortization................................................        18,798           22,058          27,576
     Extraordinary item...........................................................        --                3,120          --
     Amortization of unearned stock compensation..................................        --                  580           2,502
     Charge related to exiting the Hathaway business, restructuring and realigning
      the intimate apparel division and other items...............................        --               --             138,540
     (Increase) decrease in deferred income tax assets............................        (2,467)          21,641          (3,643)
  Other changes in operating accounts.............................................          (519)        (103,305)        (53,312)
  Income taxes paid...............................................................        (1,314)          (4,168)         (8,672)
                                                                                       ----------      ----------      ----------
Net cash provided from (used in) operations before non-recurring items............        77,826          (13,581)         94,752
Cash expenses related to exiting the Hathaway business and restructuring and
  realigning the intimate apparel division and other items........................        --               --             (67,747)
                                                                                       ----------      ----------      ----------
Net cash provided from (used in) operations.......................................        77,826          (13,581)         27,005
                                                                                       ----------      ----------      ----------
Cash flow from investing activities:
  Proceeds from the sale of fixed assets..........................................           773              616           1,135
  Increase in intangibles and other assets........................................        (9,936)         (34,320)         (8,178)
  Purchase of property, plant and equipment.......................................       (17,534)         (39,122)        (33,765)
  Acquisition of businesses, net of cash acquired.................................       (33,103)         (11,200)        (85,648)
  Payment of assumed liabilities and acquisition accruals.........................        --               --             (30,052)
                                                                                       ----------      ----------      ----------
Net cash used in investing activities.............................................       (59,800)         (84,026)       (156,508)
                                                                                       ----------      ----------      ----------
Cash flow from financing activities:
  Proceeds from sale of Class A Common Stock and payment of notes receivable from
     employees....................................................................         2,199          224,261           2,274
  Borrowing under credit facilities...............................................        14,835          (64,646)        105,500
  Proceeds from other debt........................................................         8,582              872          79,249
  Repayments of debt..............................................................       (41,841)         (46,800)        (27,839)
  Increase in deferred financing cost.............................................        (1,767)          (1,599)         (2,441)
  Cash dividends paid.............................................................        --               (5,868)        (14,532)
  Purchase of treasury shares.....................................................        (5,000)          --              (7,030)
  Other...........................................................................         4,106           (6,242)         --
                                                                                       ----------      ----------      ----------
Cash provided from (used for) financing activities................................       (18,886)          99,978         135,181
                                                                                       ----------      ----------      ----------
Increase (decrease) in cash.......................................................          (860)           2,371           5,678
Cash at beginning of year.........................................................         4,651            3,791           6,162
                                                                                       ----------      ----------      ----------
Cash at end of year...............................................................      $  3,791        $   6,162       $  11,840
                                                                                       ----------      ----------      ----------
                                                                                       ----------      ----------      ----------
Other changes in operating accounts:
  Accounts receivable.............................................................      ($14,328)       ($  7,948)      ($ 29,690)
  Inventories.....................................................................        (4,646)        (104,283)        (36,526)
  Prepaid expenses................................................................         6,256           (7,256)        (16,985)
  Accounts payable and accrued expenses...........................................        13,810            8,702          23,411
  Federal and other income taxes..................................................           400            9,493           5,880
  Other...........................................................................        (2,011)          (2,013)            598
                                                                                       ----------      ----------      ----------
                                                                                        ($   519)       ($103,305)      ($ 53,312)
                                                                                       ----------      ----------      ----------
                                                                                       ----------      ----------      ----------

   This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: The Warnaco Group, Inc. (the 'Company') was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of the Company.

     Nature of Operations: The Company designs, manufactures and markets a broad line of women's intimate apparel, men's underwear and men's sportswear, accessories and dress furnishings under a number of owned and licensed brand names. The Company's products are sold to department and specialty stores, mass merchandise stores and catalog and other retailers throughout the United States, Canada, Mexico and Western Europe.

     Basis of Consolidation and Presentation: The accompanying Consolidated Financial Statements include the accounts of The Warnaco Group, Inc. and all subsidiary companies for the years ended January 7, 1995 ('Fiscal 1994'), January 6, 1996 ('Fiscal 1995') and January 4, 1997 ('Fiscal 1996').

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified to conform to the current year presentation.

     Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange as of the respective balance sheet date and are applied directly to stockholders' equity. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

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

     Licenses, trademarks and other intangible assets are amortized over the estimated economic life of the assets which range from 7 to 40 years. The excess of cost over net assets acquired is amortized over 40 years. The carrying value of the excess of cost over net assets acquired is reviewed regularly to assess recoverability. The Company will reduce the carrying value of this asset if the value is impaired. Deferred financing costs are amortized over the life of the related debt, using the debt outstanding method.

     Start-Up Costs: The Company defers certain costs associated with the start-up of new manufacturing facilities and certain new businesses. Deferred costs are amortized using the straight-line method, principally over five years. Start-up costs, net of accumulated amortization, were $34,673,000 and $38,637,000 at January 6, 1996 and January 4, 1997, respectively, and are included in other assets.

     Employee Retirement Plans: The Company has a non-contributory pension plan and a defined contribution retirement plan for the benefit of qualifying employees. Contributions are deposited with fund managers who invest the assets of the plans.

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

     Concentration of Credit Risk: The Company sells its products to department stores, specialty outlets, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. No customer accounted for more than 10.0% of the Company's net revenues in any of the three years in the period ended January 4, 1997.

NOTE 2 - ACQUISITIONS

     On March 14, 1994, the Company acquired certain assets and the worldwide trademarks, rights and businesses of Calvin Klein men's underwear, licensed the Calvin Klein trademark for men's accessories and acquired the worldwide trademarks, rights and businesses of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994. The purchase price was approximately $60,924,000 and consisted of cash payments of $33,103,000 in fiscal 1994 and $5,000,000 in fiscal 1995 and the issuance of 1,699,492 shares of the Company's Common Stock valued at the fair market value ($13.43 per share or $22,824,000) for such shares. The acquisition was accounted for under the purchase method of accounting. Accordingly, the accompanying financial statements include the results of the Calvin Klein businesses commencing March 15, 1994.

     The purchase price was allocated to the fair value of assets acquired as summarized below:

                                                              (IN MILLIONS OF DOLLARS)

Accounts receivable.......................................             $  7.4
Inventories...............................................                7.9
Property and equipment....................................                0.2
Intangible and other assets...............................               45.4
                                                                       ------
Total purchase price......................................             $ 60.9
                                                                       ------
                                                                       ------

     In February 1995, the Company terminated the license agreement for the production of men's underwear and women's intimate apparel bearing the Calvin Klein name in Canada. The Company designs, produces and markets Calvin Klein men's underwear and women's intimate apparel in Canada. The cost of terminating the license agreement before its expiration in the year 2000 was $6,200,000. In August 1996, the Company terminated a production agreement with the original seller of the Calvin Klein license in Canada prior to its expiration date. The cost to terminate the production agreement was approximately $1,793,000.

     On February 9, 1996, the Company acquired substantially all of the assets (including certain subsidiaries) comprising the GJM Group of Companies ('GJM') from Cygne Designs, Inc. GJM is a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12,500,000 plus assumed liabilities.

     In the third and fourth quarters of fiscal 1996 the Company acquired the assets and stock in the companies comprising the Lejaby/Euralis group of companies ('Lejaby'), a leading European intimate apparel manufacturer, for approximately $79,249,000 plus assumed liabilities and certain fees and expenses. Funds to consummate the transaction were provided by members of the Company's bank credit group. The terms of the bank loans are substantially the same as the terms of the Company's

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

existing credit agreements and include a term loan facility of 370 million French Francs and revolving loan facilities of 150 million French Francs. The term and revolving loans mature on December 31, 2001. On July 19, 1996, the Company acquired Bodyslimmers, for approximately $6,500,000 million plus assumed liabilities. Bodyslimmers designs and markets body slimming undergarments for women.

     The GJM, Lejaby and Bodyslimmers acquisitions were accounted for using the purchase method of accounting. The results of operations of GJM, Lejaby and Bodyslimmers have been included in the consolidated results of operations since the respective dates of acquisition. The purchase price of the respective acquisitions was allocated to the fair value of the assets acquired, including certain trademarks and intangible assets. In addition, the Company incurred certain costs to consolidate the acquired businesses into the Company's operations and terminate certain contracts and agreements. The preliminary allocation of acquisition costs to the fair value of the assets acquired and liabilities assumed is summarized below:

                                                                        (IN THOUSANDS)

Accounts receivable..................................................      $ 34,772
Inventories..........................................................        30,514
Other current assets.................................................         1,180
Fixed assets.........................................................         6,932
Intangible and other assets..........................................        90,478
Notes payable........................................................        (2,287)
Accounts payable.....................................................       (29,115)
Accrued liabilities..................................................       (46,826)
                                                                        --------------
Purchase price -- net of cash balances of acquired entities..........      $ 85,648
                                                                        --------------
                                                                        --------------

     These acquisitions did not have a material pro-forma impact on consolidated earnings.

NOTE 3 - SPECIAL CHARGE FOR ADVERTISING COSTS PREVIOUSLY DEFERRABLE

     In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7 -- Reporting on Advertising Costs ('SOP
93-7'). SOP 93-7 requires, among other things, that certain advertising and promotion costs that the Company had previously deferred and amortized over the period the advertising benefitted be expensed when the advertisement first runs. As a result, the Company recorded a special charge for advertising costs, previously deferrable, of $11,745,000 ($7,282,000 net of income tax benefits of $4,463,000) primarily in the fourth quarter of fiscal 1995 related to SOP 93-7. Advertising and promotion expense before the special charge for advertising costs, previously deferrable, was $37,192,000, $40,988,000 and $59,544,000 in the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively.

NOTE 4 - NON-RECURRING EXPENSE

     In January 1994, the Company's leased warehouse located in Sylmar, California suffered significant structural damage due to the California earthquake and was permanently closed. The Company was able to recover substantially all of its inventory, transfer the inventory to other locations, and begin shipping at normal levels in March 1994. The Company recorded a non-recurring expense of approximately $3 million in fiscal 1994 related to the insurance deductible.

     The acquisition of the GJM businesses in February 1996, significantly added to the Company's low cost manufacturing capacity and resulted in an immediate expansion of product lines. The Company undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bodyslimmers and Lejaby were also considered. As a result of this review, the Company has taken the actions described below which resulted in a non-recurring charge in fiscal 1996 summarized as follows:

                                                                                            (IN THOUSANDS)

Loss related to the sale of the Hathaway business........................................      $ 46,058
Charge for the consolidation and realignment of the Intimate Apparel Division............        72,073
Other items, including merger termination costs..........................................        20,409
                                                                                            --------------
                                                                                                138,540
Less: income tax benefits................................................................       (49,736)
                                                                                            --------------
                                                                                               $ 88,804
                                                                                            --------------
                                                                                            --------------

     The losses reported above include inventory markdowns directly attributable to the decision to exit the Hathaway business as well as the consolidation and realignment of the intimate apparel division. It is difficult to distinguish inventory markdowns attributable to the decision to exit or realign these activities from external market conditions. Accordingly, inventory markdowns, as well as gross margin losses of Hathaway incurred during fiscal 1996 and settlement of insurance claims receivable relating to the 1994 California earthquake and other claims receivable aggregating $37,868,000, are reflected in the consolidated statement of operations within cost of goods sold. All other charges totaling $100,672,000 are reflected within selling, administrative and general expenses. The Company estimated certain expenses and charges during interim periods of fiscal 1996. The actual expenses as reflected below differ in some cases from the Company's original estimates. A description of the non-recurring items follows.

EXIT FROM THE HATHAWAY BUSINESS

     On May 6, 1996, after a careful evaluation of the Company's Hathaway men's dress shirt operations, the Company announced that it had decided to cease manufacturing and marketing this brand. On November 12, 1996 the Company sold, to an investor group, certain assets comprising the Hathaway dress shirt manufacturing operations in Waterville, Maine and Prescott, Ontario including certain inventory, property and equipment and other assets (the 'Hathaway Assets'). The Company's Puerto Rico facility (not included in the sale) ended production of Hathaway products in 1995 and necessary legal filings to cease operations in the leased Puerto Rico plant were made in May 1996.

     Net revenues of the Hathaway business were $42,432,000, $37,754,000 and $27,800,000, for the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively. Results of operations for the years ended January 7, 1995, January 6, 1996 and January 4, 1997 generated a pre-tax loss of approximately $1,298,000, $4,641,000 and $8,669,000, respectively.

     Losses recorded in fiscal 1996 related to the Hathaway business are summarized as follows:

                                                                                           (IN THOUSANDS)

Write-down of assets to fair value (including $13.8 million of intangible assets and
  $1.0 million in cost of goods sold)...................................................      $ 32,420
Severance and other employee costs......................................................         4,760
Legal and professional fees.............................................................           209
Losses incurred during fiscal 1996......................................................         8,669
                                                                                           --------------
Total charges...........................................................................        46,058
Less: income tax benefits...............................................................       (16,535)
                                                                                           --------------
     Total net loss related to exit from the Hathaway business -- fiscal 1996...........      $ 29,523
                                                                                           --------------
                                                                                           --------------

     Through January 4, 1997, the Company had expended approximately $13,200,000 of net cash related to the Hathaway disposition. In addition, the Company's income tax payments will be reduced in future periods resulting in additional positive cash flows. The Company does not expect to recognize any additional charges related to exiting the Hathaway business or to incur any additional cash expenses.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTIMATE APPAREL DIVISION CONSOLIDATION AND REALIGNMENT

     In April 1996, the Company announced the consolidation and realignment of certain of its intimate apparel manufacturing, distribution, selling and administrative functions and facilities in the United States and Europe. The consolidation and realignment has resulted in a non-recurring charge in fiscal 1996 of $46,198,000, net of income tax benefits of $25,875,000. The closing of several manufacturing facilities and consolidation of certain distribution operations has resulted in the Company incurring certain integration costs in its remaining manufacturing facilities to reconfigure product assortments and retrain existing personnel. The costs attendant to the realignment and retraining incurred in fiscal 1996 amounted to approximately $16,100,000.

     In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Bodyslimmers acquisitions, the Company has re-evaluated the viability of all product lines and styles. As a result, certain products and styles have been discontinued to permit the investment of working capital in products and styles with greater returns. The liquidation of these products, completed in fiscal 1996, resulted in mark down losses of approximately $18,070,000 in fiscal 1996.

     A summary of the total intimate apparel division consolidation and realignment charge follows:

                                                                                            (IN THOUSANDS)

Fees and other expenses..................................................................      $  2,840
Lease termination costs..................................................................         6,042
Severance and other employee costs, net of pension curtailment gains.....................        21,861
Realignment of manufacturing facilities and retraining costs.............................        16,100
Disposition and write-down of discontinued inventory.....................................        18,070
Manufacturing variances..................................................................         7,160
                                                                                            --------------
     Total charges.......................................................................        72,073
Less: Income tax benefits................................................................       (25,875)
                                                                                            --------------
     Net intimate apparel consolidation and realignment charge...........................      $ 46,198
                                                                                            --------------
                                                                                            --------------

     Total cash expense incurred through January 4, 1997 related to this charge was approximately $43,600,000 partially offset by proceeds from the sales of certain assets of approximately $12 million. The Company expects to expend approximately $3,000,000 of additional cash over the next several years, primarily for lease termination costs. Future cash outlays will be more than offset by tax benefits realized, resulting in a future cash savings to the Company.

OTHER

     Other non-recurring items of $13,083,000, net of income tax benefits of $7,326,000, were incurred in fiscal 1996.

     The addition of the GJM manufacturing and administrative organization has enabled the Company to begin manufacturing and direct sourcing certain products which had been previously outsourced through a buying agent. This will result in significant ongoing cost savings to the Company. The cost of terminating the existing agency contract was $2,693,000.

     The Company has recognized other opportunities for further cost savings by consolidating certain administrative and sales functions in Europe following the Lejaby acquisition. Actions taken in fiscal 1996, primarily reductions in existing staff, resulted in a non-recurring charge of $6,066,000 in fiscal 1996.

     In order to achieve an early resolution of the insurance claims related to the destruction of one of the Company's distribution centers as a result of the 1994 California earthquake, the Company accepted a cash settlement offer of approximately $19,000,000 and wrote-off the remaining receivable of $6,082,000 in fiscal 1996. The Company also settled certain other claims for approximately $2,568,000 in fiscal 1996.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996, the Company announced the termination of the merger. The Company incurred legal, accounting and investment advisory fees in connection with the proposed merger of $3,000,000.

     All of the above costs were paid in fiscal 1996. The Company does not expect any future significant cash outlays related to these items.

NOTE 5 - EXTRAORDINARY ITEM

     In October 1995, in conjunction with a refinancing of the Company's credit agreements, as more fully described in Note 11, the Company recorded a non-cash extraordinary charge of $3,120,000 (net of income tax benefits of $1,913,000) related to the write-off of deferred financing costs under the Company's previous credit agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In 1990, the Company sold its Activewear Division to a newly formed company, Authentic Fitness Corporation ('Authentic Fitness'). Certain directors and officers of the Company are also directors and officers of Authentic Fitness. The Company maintained an equity interest in Authentic Fitness equal to approximately 3.0% of the outstanding equity of Authentic Fitness. The equity interest was sold in March 1995 pursuant to an option granted at the time of the sale. From time to time, the Company and Authentic Fitness jointly negotiate contracts and agreements with vendors and suppliers. Authentic Fitness purchases certain occupancy services related to leased facilities, computer service, laboratory testing, transportation and contract production services from the Company, all of which are charged at the Company's cost. Total charges to Authentic Fitness for these services were approximately $6,292,000, $5,335,000 and $5,446,000 in the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively.

     In 1994, the Company sold certain trademarks and trade names to Authentic Fitness for $6,550,000 (net book value of $0), a purchase price determined at arms-length based on an independent third party appraisal. The Company sold certain inventory to Authentic Fitness for sale in its outlet stores; such sales totaled $2,400,000, $2,668,000 and $350,000 in the years ended January 7, 1995,
January 6, 1996 and January 4, 1997, respectively. The Company purchases certain design and occupancy services from Authentic Fitness. All services are charged at Authentic Fitness' cost. Charges for design and occupancy services were approximately $1,600,000, $2,206,000 and $1,244,000 in the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively. The Company purchases inventory from Authentic Fitness for sale in the Company's outlet stores. Inventory purchases from Authentic Fitness were $2,547,000, $7,562,000 and $15,531,000 in the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively. The Company purchased certain machinery and equipment from Authentic Fitness in fiscal 1994 for a total purchase price of $1,400,000. In July 1996, Authentic Fitness announced that it was exiting the outlet store business. Pursuant to an agreement, leases relating to four outlet stores were assigned to the Company and the Company purchased the existing Authentic Fitness outlet store inventory for its net book value of $2,000,000, included above.

     In June 1995, the Company and Authentic Fitness entered into a sub-license agreement whereby the Company secured rights to design, manufacture and distribute certain intimate apparel using the Speedo brand name. The Company pays a royalty to Authentic Fitness for garments sold under the Speedo label. The Company paid Authentic Fitness $1,000,000 for this sub-license. Royalty expense under this agreement was approximately $78,000 and $469,000 in the years ended January 6, 1996 and January 4, 1997, respectively (none in the fiscal year ended January 7, 1995).

     A director and a stockholder of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ('Spectrum'). Spectrum and the Company are parties to an agreement under which Spectrum provides consulting services to the Company. The Spectrum consulting agreement was amended on May 9, 1991 to provide for annual fees of $350,000 or such higher amount,

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including expenses, not to exceed $500,000 (plus cost of living increases) for a period of five years. The contract was renewed through May 9, 1998. Amounts charged to expense pursuant to these agreements were $500,000 in each of the three fiscal years ended January 4, 1997.

NOTE 7 - SEGMENT REPORTING

     The Company operates within one industry segment -- the marketing and manufacturing of apparel. The Company has no customer which accounted for more than 10.0% of the Company's net revenues for any of the three years in the period ended January 4, 1997. The Company operates in several geographic areas.

                                                                         CANADA AND
         FOR THE YEAR ENDED JANUARY 7, 1995            UNITED STATES    LATIN AMERICA      EUROPE       CONSOLIDATED
----------------------------------------------------   -------------    -------------     --------      ------------
                                                                          (AMOUNTS IN THOUSANDS)
Net revenues........................................     $ 696,174         $47,668        $ 44,916       $  788,758
                                                       -------------    -------------     --------      ------------
                                                       -------------    -------------     --------      ------------
Operating profit....................................     $ 113,752         $ 5,937        $  2,561          122,250
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
General corporate expense -- net....................                                                        (26,063)
Interest expense....................................                                                        (32,459)
                                                                                                        ------------
Income before income taxes..........................                                                     $   63,728
                                                                                                        ------------
                                                                                                        ------------

         FOR THE YEAR ENDED JANUARY 6, 1996
----------------------------------------------------
Net revenues........................................     $ 807,491         $57,820        $ 50,868       $  916,179
                                                       -------------    -------------     --------      ------------
                                                       -------------    -------------     --------      ------------
Operating profit....................................     $ 142,673         $ 9,948        $  2,449       $  155,070
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
General corporate expense -- net....................                                                        (41,182)
Interest expense....................................                                                        (33,867)
                                                                                                        ------------
Income before extraordinary items and income
  taxes.............................................                                                     $   80,021
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 6, 1996..............     $ 707,258         $43,093        $ 39,329       $  789,680
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
Corporate assets....................................                                                        151,407
                                                                                                        ------------
     Total Assets at January 6, 1996................                                                     $  941,087
                                                                                                        ------------
                                                                                                        ------------
         FOR THE YEAR ENDED JANUARY 4, 1997
----------------------------------------------------
Net revenues........................................     $ 902,572         $66,297        $ 94,954       $1,063,823
                                                       -------------    -------------     --------      ------------
                                                       -------------    -------------     --------      ------------
Operating profit....................................     $ 149,632         $ 9,444        $ 15,375       $  175,451
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
General corporate expense -- net....................                                                       (148,476)
Interest expense....................................                                                        (32,435)
                                                                                                        ------------
Income (loss) before income taxes...................                                                     $   (6,460)
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 4, 1997..............     $ 859,971         $32,810        $102,730          995,511
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
Corporate assets....................................                                                        147,433
                                                                                                        ------------
     Total Assets at January 4, 1997................                                                     $1,142,944
                                                                                                        ------------
                                                                                                        ------------

     Operating profit is total revenue less operating expenses. In computing operating profit, none of the following items has been added or deducted: general corporate expense -- net, interest expense and income taxes. Non-recurring expense of $3,000,000 in fiscal 1994 is included in general corporate expense -- net. Special charges related to SOP 93-7 of $11,745,000 in fiscal 1995 are included in general corporate expense -- net. Restructuring and other non-recurring charges related to the sale of the Hathaway dress shirt operations, the restructuring and re-alignment of the intimate apparel division and other items totalling $138,540,000 are included in general corporate expense -- net in fiscal 1996.

     Identifiable assets are those assets of the Company that are associated with the operations in each geographic area. Corporate assets are principally accounts receivable, prepaid expenses, property and equipment, deferred financing costs, deferred income tax assets and other assets.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The following presents the United States and foreign components of income from operations before income taxes and the related provision (benefit) for United States federal and other income taxes:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 7,      JANUARY 6,      JANUARY 4,
                                                                            1995            1996            1997
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)
United States income (loss) from operations before income taxes.....      $ 63,574        $ 75,542        $ (24,659)
Foreign income before taxes.........................................           154           4,479           18,199
                                                                         ----------      ----------      ----------
Income (loss) before income taxes, and extraordinary items..........      $ 63,728        $ 80,021        $  (6,460)
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

Current Provision:
United States federal...............................................      $ 18,295        $  1,790        $  --
State and Puerto Rico...............................................         4,253           6,013               60
Foreign.............................................................           487           1,923            1,161
                                                                         ----------      ----------      ----------
                                                                            23,035           9,726            1,221

Deferred Provision (Benefit):
United States federal...............................................       (22,635)         23,792           (2,767)
State and Puerto Rico...............................................        --              (3,110)             102
Foreign.............................................................        --              --                3,223
                                                                         ----------      ----------      ----------
                                                                           (22,635)         20,682              558
                                                                         ----------      ----------      ----------
Total...............................................................      $    400        $ 30,408        $   1,779
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The Company re-evaluated its deferred tax asset in fiscal 1994 and reversed a portion of its valuation allowance amounting to $22,635,000.

     At January 6, 1996 and January 4, 1997, the Company had net deferred income tax assets of $16,864,000 and $16,381,000, respectively. Future tax benefits of $3,000,000 were realized in fiscal 1994 from the treatment of acquisition related liabilities and were credited against goodwill.

     The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 7,      JANUARY 6,      JANUARY 4,
                                                                            1995            1996            1997
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)

Income (loss) from continuing operations before income taxes........      $ 63,728        $ 80,021        $ (6,460)
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
Provision for income taxes @ the statutory rate.....................        22,304          28,007          (2,261)
Foreign income taxes @ rates in excess of (lower than) the statutory
  rate..............................................................           433             300          (2,108)
State income taxes (benefit) -- net of federal benefit..............         2,764           3,908             105
Non-deductible intangible amortization and disposals................         1,321           1,256           4,736
Other -- net........................................................        --                 234           1,307
Current benefit of capital loss carryforward........................        (3,787)         (1,275)         --
Current benefit for United States NOL carryforward..................       (22,635)         (2,022)         --
                                                                         ----------      ----------      ----------
Provision (benefit) for income taxes................................      $    400        $ 30,408        $  1,779
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     For tax purposes, the Company has estimated United States net operating loss carryforwards of approximately $53,530,000 which expire from 2001 through 2007.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of certain sales of the Company's Common Stock in 1991 and 1992 and other ownership changes occurring during the prior three-year period, a change of ownership occurred under Internal Revenue Code Section 382, which effectively limits the rate at which the Company may utilize its net operating loss carryforwards. Nevertheless, the Company expects that it will be able to utilize substantially all of the net operating loss carryforwards it would have used, absent any Section 382 limitation.

     The components of deferred tax assets and liabilities as of January 6, 1996 and January 4, 1997 are as follows:

                                                                                         JANUARY 6,      JANUARY 4,
                                                                                            1996            1997
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)
Deferred tax assets:
     Discounts and sales allowances.................................................      $  1,502        $   1,841
     Postretirement benefits........................................................         3,675            3,675
     State and local taxes..........................................................           620              584
     Amortization of intangibles....................................................         4,635            7,674
     Alternative minimum tax credit carryforwards...................................         1,832            1,907
     Net operating loss carryforwards...............................................        13,935           18,736
                                                                                         ----------      ----------
                                                                                          $ 26,199        $  34,417
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Deferred tax liabilities:
     Inventory......................................................................      $    462        $   3,372
     Prepaid advertising............................................................         1,453            2,388
     Deferred expenses..............................................................         2,165            2,165
     Foreign acquisition adjustments................................................        --                3,223
     Depreciation...................................................................         1,678            2,587
     Retirement plans...............................................................           485              485
     Other..........................................................................         3,092            3,816
                                                                                         ----------      ----------
                                                                                          $  9,335        $  18,036
                                                                                         ----------      ----------
                                                                                         ----------      ----------

NOTE 9 - EMPLOYEE RETIREMENT PLANS

  Pensions

     The Company has a defined benefit pension plan which covers substantially all non-union domestic employees (the 'Plan'). The Plan is noncontributory and benefits are based upon years of service and average earnings for the eight highest consecutive calendar years of compensation (increasing to ten years in 1999 and fifteen years in 2004) during the years immediately preceding retirement. Pension contributions are also made to foreign plans and directly to union-sponsored plans.

     The funding policy for the Plan is to make, as a minimum contribution, the equivalent of the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA).

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pension costs were:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 7,      JANUARY 6,      JANUARY 4,
                                                                            1995            1996            1997
                                                                         ----------      ----------      ----------
                                                                                       (IN THOUSANDS)
Benefits earned.....................................................      $  2,372        $  1,676        $  1,552
Interest cost on projected benefits.................................         7,630           7,801           7,728
Actual (return) loss on investments.................................         5,085         (20,976)         (9,326)
Net amortization/deferral...........................................       (13,981)         13,271             (91)
                                                                         ----------      ----------      ----------
Net periodic pension cost (income) -- Company plan..................         1,106           1,772            (137)
Cost of other plans.................................................           519             539           1,054
Curtailment gain and other -- net...................................        --              --              (2,048)
                                                                         ----------      ----------      ----------
Net pension cost (income)...........................................      $  1,625        $  2,311        $ (1,131)
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The Plan had projected benefit obligations in excess of Plan assets at January 6, 1996 and assets in excess of projected benefit obligations at January 4, 1997. Plan investments include fixed income securities and marketable equity securities, including 71,800, 71,800 and 81,800 shares of the Company's Class A Common Stock, which had a fair market value of $1,239,000, $1,795,000 and $2,423,000 at January 7, 1995, January 6, 1996 and January 4, 1997,
respectively. The Plan also owned 101,300, 101,300 and 112,500 shares of Authentic Fitness' common stock, which had a fair market value of $1,406,000, $2,102,000 and $1,350,000 at January 7, 1995, January 6, 1996 and January 4,
1997, respectively.

     The following table presents a reconciliation of the funded status of the Plan at January 6, 1996 and January 4, 1997.

                                                                                         JANUARY 6,      JANUARY 4,
                                                                                            1996            1997
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Plan assets at fair value...........................................................      $ 101,905         104,267
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Actuarial present value of benefit obligation:
     Vested.........................................................................         98,379          94,452
     Non-vested.....................................................................          2,403           1,542
                                                                                         ----------      ----------
Accumulated benefit obligation......................................................        100,782          95,994
Effect of projected future salary increases.........................................          7,471           4,785
                                                                                         ----------      ----------
Projected benefit obligation........................................................        108,253         100,779
                                                                                         ----------      ----------
Plan assets less than (in excess of) projected benefit obligation...................          6,348          (3,488)
Unrecognized prior service cost.....................................................            794             422
Unrecognized net gain (loss)........................................................         (2,122)          4,426
                                                                                         ----------      ----------
Amounts accrued for employee retirement plans.......................................      $   5,020       $   1,360
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Assumptions used for Company pension plans:
     Discount rate (through July 1, 1996)...........................................          7.50%      7.50-8.25%
     Discount rate (after July 1, 1996).............................................         --               8.00%

     The discount rate was 7.50% at January 1, 1996, 8.25% at July 1, 1996 and 8.00% at December 31, 1996.

     The actuarial assumption for long-term rate of return on plan assets is 9.0% for all periods presented. The actuarial assumption for increases in salary levels are based on employee's attained age and years of service and range from 4.8% to 12.0% per annum.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the Company has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors. The plans are contributory, with retiree contributions adjusted annually, and contain cost-sharing features, including deductibles and co-insurance. The Company does not fund postretirement benefits.

     Net periodic postretirement benefit cost is as follows:

                                                                 FOR THE YEAR ENDED
                                                     ------------------------------------------
                                                     JANUARY 7,      JANUARY 6,      JANUARY 4,
                                                        1995            1996            1997
                                                     ----------      ----------      ----------
                                                                   (IN THOUSANDS)

Service cost....................................        $ 83           $  109          $   68
Interest cost...................................         655              599             601
Net amortization/deferral.......................         (57)            (220)           (187)
Curtailment gain................................       --               --               (171)
                                                     ----------      ----------      ----------
Net periodic postretirement benefit cost........        $681           $  488          $  311
                                                     ----------      ----------      ----------
                                                     ----------      ----------      ----------

     The following table presents a reconciliation of the funded status of the plans at January 6, 1996 and January 4, 1997:

                                                                     JANUARY 6,      JANUARY 4,
                                                                        1996            1997
                                                                     ----------      ----------
                                                                           (IN THOUSANDS)

Accumulated postretirement benefit obligation:
     Retirees...................................................       $6,438          $6,979
     Actives, fully eligible....................................          222             129
     Actives, not fully eligible................................          900             551
Unrecognized net gain from experience differences and changes in
  assumptions...................................................        2,045           1,667
                                                                     ----------      ----------
Amount accrued for postretirement benefit costs.................       $9,605          $9,326
                                                                     ----------      ----------
                                                                     ----------      ----------

     The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the year ended January 7, 1995 was 11.0% for years 1-3, 9.0% for years 4-8, and 5.0% for years thereafter. The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the year ended January 6, 1996 was 11.0% for years 1-3, 9.0% for years 4-8, and 5.0% for years thereafter. The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the year ended January 4, 1997 was 9.0% for years 1-4, and 5.0% thereafter. A 1.0% increase in the trend rate assumption would have increased the periodic postretirement benefit cost by approximately $34,000, $34,000 and $47,000 for the years ended January 7, 1995, January 6, 1996, and January 4, 1997, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 7.50% at January 1, 1996. To reflect the curtailment under FAS 106 resulting primarily from the restructuring and realignment of the Intimate Apparel Division, a discount rate of 8.25% was used at a measurement date of July 1, 1996. As of the end of the measurement period, the discount rate was decreased to 8.0%. The rate is consistent with the discount rates used in valuing the Company's pension plans.

     The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. Beginning July 1, 1995, the Company contributes amounts equal to 15.0% of the first 6.0% of employee contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee is $1,350 in one year. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

totalled $125,000 and $300,000 for the years ended January 6, 1996 and January 4, 1997 (none in the year ended January 7, 1995).

NOTE 10 - INVENTORIES

     Inventories consist of the following:

                                                                                         JANUARY 6,      JANUARY 4,
                                                                                            1996            1997
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Finished goods......................................................................      $ 214,252       $ 227,929
Work in process.....................................................................         77,940          76,445
Raw materials.......................................................................         64,274          82,944
                                                                                         ----------      ----------
                                                                                          $ 356,466       $ 387,318
                                                                                         ----------      ----------
                                                                                         ----------      ----------

NOTE 11 - DEBT

     Long-term debt consists of the following:

                                                                                         JANUARY 6,      JANUARY 4,
                                                                                            1996            1997
                                                                                         ----------      ----------
                                                                                               (IN THOUSANDS)

Term Note due 1995-1999.............................................................      $ 200,000       $ 175,000
Term Note due 1997-2001.............................................................         --              70,560
Capital lease obligations...........................................................          4,975           3,265
Other...............................................................................         16,026          16,261
                                                                                         ----------      ----------
                                                                                            221,001         265,086
Less: amounts due within one year...................................................         26,700          49,281
                                                                                         ----------      ----------
                                                                                          $ 194,301       $ 215,805
                                                                                         ----------      ----------
                                                                                         ----------      ----------

     Approximate maturities of long-term debt are as follows:

YEAR                                                          (IN THOUSANDS)
----------------------------------------------------------------------------

1997..........................................................    $ 49,281
1998..........................................................      45,729
1999..........................................................      60,575
2000..........................................................      60,144
2001..........................................................      47,126
2002 and thereafter...........................................       2,231

     On October 12, 1995, the Company entered into Bank Credit Agreements (the '1995 Bank Credit Agreements') with substantially the same lenders as those in the Company's previous bank credit agreement. The 1995 Bank Credit Agreements provide for a term loan of $200 million, a five year revolving loan in the amount of $250 million and a 364 day revolving loan in the amount of $100 million ('Revolving Credit Facilities'). The 364 day revolving loan was extended for an additional 364 days in fiscal 1996 and is extendable for additional 364 day periods. Amounts outstanding under the 1995 Bank Credit Agreements bear interest at the Bank's base lending rate, or at LIBOR plus 0.4250%. In addition, the 1995 Bank Credit Agreements allow the Company to place amounts borrowed under the revolving credit portion of the $250 million Credit Agreement for bid with participating credit institutions. The Company has the right to accept or reject any bids offered by the participating institutions. Amounts drawn under the Revolving Credit Facilities are not limited to any borrowing base. Borrowings under the 1995 Bank Credit Agreements are essentially unsecured. The Company is required to pay a commitment fee (included in interest expense) on unused portions of the Revolving Credit Facilities equal to 0.1750% per annum. Unused commitments under the Revolving Credit

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facilities at January 4, 1997 amounted to approximately $197 million. The rate of interest payable on amounts outstanding under the 1995 Bank Credit Agreements and the commitment fee payable on the unused portion of the Revolving Credit Facilities decreases as the Company's implied senior debt rating, from certain credit rating agencies, improves.

     The 1995 Bank Credit Agreements contain various covenants involving additional debt, liens on Company property, mergers, investments in other entities, asset sales and other items. The 1995 Bank Credit Agreements also require the Company to meet certain financial tests, which as of January 4, 1997, were as follows: (1) Adjusted minimum net worth -- $511,559,000, (2) Leverage ratio of .500 to 1, and (3) Fixed charge coverage ratio of 1.20 to 1. As of January 4, 1997, the Company was in compliance with all of the covenants under the 1995 Bank Credit Agreements.

     In July and August 1996, the Company entered into credit agreements related to the purchase of Lejaby with several of the members of its existing bank group (the 'Lejaby Bank Credit Agreements'). The terms of the Lejaby Bank Credit Agreements are substantially the same as those of the 1995 Bank Credit Agreement and include a term loan facility of 370 million French Francs and revolving loan facilities of 150 million French Francs. The term and revolving loans mature on December 31, 2001. Borrowings under the term loan and revolving loan facility bear interest at LIBOR plus .45%. The term loan will be repaid in annual installments beginning on July 1, 1997, with a final installment due on December 31, 2001. As of January 4, 1997, the Company had approximately $20 million of additional credit available under the revolving loan portion of the Lejaby Bank Credit Agreement.

     In October 1995, in conjunction with entering into the 1995 Bank Credit Agreements, the Company entered into an agreement with a bank whereby the interest rate on $150,000,000 of the Company's variable rate debt was fixed for a term of three years at an interest rate of 5.99%. During 1996 the Company and the bank agreed to amend the agreement such that the interest rate on $150,000,000 of the Company's variable rate debt will be fixed at an interest rate of 5.67% for the term of the agreement. In addition, the agreement allows the bank to renew the agreement for an additional term, expiring in October 2000, for up to $200,000,000 of the Company's variable rate debt. Differences between the fixed interest rate and the three month LIBOR interest rate are settled quarterly between the Company and the bank and are included in interest expense. The Company made a payment under this agreement amounting to $20,000 in the year ended January 6, 1996 and total payments under this agreement of approximately $490,000 in the year ended January 4, 1997. In June 1996, the Company entered into an agreement with a bank whereby the interest rate on $6,500,000 of the Company's variable rate debt was fixed for a term of three years at an interest rate of 6.60%. Differences between the fixed interest rate and the three month LIBOR interest rate are settled quarterly between the Company and the bank. The Company made payments under this agreement of approximately $34,000 in the year ended January 4, 1997. The Company estimates that if these agreements had been terminated at January 4, 1997, the Company would have received a cash payment of $261,000.

     The Company believes that the fair market value of its outstanding variable rate debt is approximately equal to the outstanding principal amount thereof as
(i) substantially all of the Company's debt bears interest at floating rates (market) and (ii) there are no prepayment premiums required by any of the Company's material debt agreements.

     Cash  interest paid amounted to $30,680,000, $32,667,000 and $32,008,000 in the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively.

     The Company's average interest rate on all its outstanding debt was approximately 6.19% and 6.06% at January 6, 1996 and January 4, 1997, respectively.

     In December 1995, the Company entered into a $200,000,000 credit agreement with its banks which provides the Company with a credit facility for the issuance of commercial letters of credit (the 'L/C Facility'). The L/C Facility replaced a previous facility with the same lenders in an aggregate amount of $80,000,000 (subsequently increased to $100,000,000). In addition to providing for the issue of trade letters of credit, the L/C Facility provides that the Company may borrow, for a period of 90 days

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(subsequently increased to 120 days), the amounts due under maturing trade letters of credit ('120 Day Loans'). Total amounts outstanding under the L/C Facility, including the face amount of trade letters of credit and 120 Day Loans, may not exceed $200,000,000 in the aggregate. The total amount of 120 Day Loans outstanding may not exceed $100,000,000 at any time. Amounts outstanding under 120 Day Loans accrue interest at the bank's base rate or at LIBOR plus 0.4250%. The interest rate payable on outstanding 120 Day Loans decreases as the Company's implied senior debt rating improves. The L/C Facility had an initial maturity of December 1, 1996 and was extended for an additional 364 days in 1996. The L/C Facility is extendable for additional 364 day periods. The Company is required to pay a commitment fee on the unused portion of the L/C Facility equal to 0.125% per annum of the average unused portion of the L/C Facility. The Company classifies 120 Day Loans with trade accounts payable. The amount of 120 Day Loans outstanding at January 6, 1996 and January 4, 1997 was $41,369,000 and $64,902,000, respectively.

     The Company issues stand-by and commercial letters of credit guaranteeing the Company's performance under certain purchase agreements. The letters of credit are issued under the terms of the 1995 Bank Credit Agreement and the L/C Facility. Certain obligations for letters of credit reduce amounts available under the Revolving Credit Facilities. At January 6, 1996 and January 4, 1997, the Company had outstanding letters of credit totalling approximately $49,785,000 and $42,590,000, respectively, of which $6,490,000 and $5,031,000, respectively, reduced amounts available under the Revolving Credit Facility.

     The Company and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit ('Foreign Credit Facilities'). The terms of the Foreign Credit Facilities are substantially similar to the 1995 Bank Credit Agreements. At January 4, 1997, the total amount of credit available under the Foreign Credit Facilities was approximately $57 million, of which approximately $35 million was available.

     The Company is required to maintain compensating balances securing certain credit arrangements. Such balances amounted to $100,000 and $134,000 at January 6, 1996 and January 4, 1997, respectively. In addition, the Company classifies lock box receipts not available until the next business day as restricted cash. Such balances amounted to $3,839,000 at January 6, 1996 (none at January 4,
1997).

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

     On May 14, 1993, the stockholders of the Company approved amendments to the Company's Amended and Restated Certificate of Incorporation which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $.01 and increased the authorized number of shares of Common Stock from 40,000,000 to 65,000,000. On May 11, 1995 the Company approved amendments to the Company's
Amended and Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock from 65,000,000 to 130,000,000.

     Prior to May 1994, dividends to common stockholders were restricted under certain covenants of the debt agreements. The provision of the debt agreements restricting the Company's ability to pay dividends were automatically modified upon the Company's achievement of an investment grade senior debt rating of BBB-from Standard & Poor's and, as a result, the Company may declare and pay dividends. On June 30, 1995 the Company paid its first quarterly dividend on its Common Stock equal to $.07 per common share. Total dividends paid during the years ended January 6, 1996 and January 4, 1997 were $5,868,000 and $14,532,000, respectively (none in the year ended January 7, 1995). The 1995

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Credit Agreements include certain restrictions on the amount of dividends the Company may declare in any period.

     In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan'). The Stock Purchase Plan provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At January 6, 1996 and January 4, 1997, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. The Stock Purchase Plan is administered by the Employee Stock Purchase Plan Administrative Committee of the Board of Directors which has full authority to determine the number of shares granted or sold, vesting requirements, voting requirements and conditions of any stock purchase agreement between the Company and a key employee.

     All shares were sold at amounts determined to be equal to the fair market value of the shares. The shares are subject to vesting requirements and restrictions on the transfer of ownership. In addition, certain employees elected to pay for the shares granted by executing a promissory note payable to the Company. Notes totalling $5,971,000 at January 6, 1996 and January 4, 1997, are non-interest bearing, while the balance earn interest at approximately 8.0%. The note maturities range from five to ten years.

     Notes receivable from employees are deducted from stockholders' equity and are principally owed by officers and directors of the Company.

     In 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan ('Option Plan') and authorized the issuance of up to 1,500,000 shares of Class A Common Stock to cover grants to be made under the plan. The Option Plan is administered by a committee of the Board of Directors of the Company which determines the number of stock options to be granted under the Option Plan, and the terms and conditions of such grants. The Option Plan provides for the granting of qualified stock options within the meaning of Internal Revenue Code
Section 422 and non-qualified stock options. In addition, the Option Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year and limits the vesting period for options awarded under the Option Plan.

     On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ('Stock Plan'). The Stock Plan provided for the issuance of up to 2,000,000 shares of common stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. On May 12, 1994, the stockholders approved an amendment to the Stock Plan whereby the number of shares issuable under the Stock Plan is automatically increased each year by 3.0% of the outstanding number of shares of Class A Common Stock of the Company as of the beginning of each fiscal year. The total number of shares available for issuance under the Stock Plan as of January 4, 1997, was 5,882,793. The Compensation Committee of the Board of Directors has the sole and complete authority to make awards under the Stock Plan and to determine the specific terms and conditions of such awards, except that the exercise price of any award may not be less than the fair market value of the Company's Common Stock at the date of the grant.

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

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Options issued, exercised, cancelled and outstanding under the Stock Plan, the Option Plan and the Director Plan at January 4, 1997 are summarized below:

                                                                               PRICE RANGE     SHARES
                                                                               -----------    ---------

Outstanding January 8, 1994.................................................   15.81-18.31    2,979,000
Options granted.............................................................   13.13-17.38      680,000
Options cancelled...........................................................   13.38-17.38     (162,000)
                                                                                              ---------
Outstanding January 7, 1995.................................................   13.13-18.31    3,497,000
Options granted.............................................................   15.75-18.50    2,255,000
Options exercised...........................................................   15.81-18.31     (100,500)
Options cancelled...........................................................   15.81-18.31     (369,000)
                                                                                              ---------
Outstanding January 6, 1996.................................................   13.13-18.50    5,282,500
Options granted.............................................................   22.38-29.25    1,962,000
Options exercised...........................................................   13.25-17.32     (417,500)
Options cancelled...........................................................   13.25-24.38     (136,000)
                                                                                              ---------
Outstanding January 4, 1997.................................................   13.13-29.25    6,691,000
                                                                                              ---------
                                                                                              ---------

     Under the above plans, options to purchase a total of 6,691,000 shares of common stock were outstanding, 4,850,250 of which were exercisable at a weighted average exercise price of $18.28 per share. Options are exercisable for a period of ten years from date of the grant and vest when granted in the case of the Director Plan and from the grant date to four years for the Stock Plan and Option Plan. Options expire from February 14, 2002 to July 16, 2006.

     The Company has reserved 7,145,293 shares of Class A Common Stock for issuance under the above plans as of January 4, 1997.

     In accordance with the provisions of the Stock Plan, the Company granted 320,000 and 190,700 shares of restricted stock to certain employees, including certain officers of the Company during the years ending January 6, 1996 and January 4, 1997, respectively. The restricted shares vest over four years. The fair market value of the restricted shares was $6,960,000 and $5,578,000 at the dates of grant, respectively. The Company will recognize compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the years ended January 6, 1996 and January 4, 1997 was $580,000 and $2,502,000, respectively (none in the year ended January 7, 1995). The outstanding amount of unearned stock compensation at January 6, 1996 and January 4, 1997 was $6,380,000 and $9,456,000, respectively, and is deducted from stockholders' equity.

     For options outstanding as of the end of fiscal 1996, the range of exercise prices was $13.13-$29.25 and the weighted average life was 10 years. The weighted average fair values of the options granted during fiscal 1995 and fiscal 1996 were $5.71 and $8.23, respectively. Fair value was determined using the Black Scholes options pricing formula. For options granted in fiscal 1995, the risk free interest rate was 7.14%, the expected life was 5 years, the expected volatility was 31.43% and the expected dividend yield was 1.70%, all calculated on a weighted average basis. For options granted in fiscal 1996, the risk free interest rate was 5.47%, the expected life was 5 years, the expected volatility was 31.89% and the expected dividend yield was 1.15%, all calculated on a weighted average basis.

     On a pro forma basis under the provisions of SFAS 123, net income and net income per share for the year ended January 6, 1996 would have decreased $4,348,000 and $0.10, respectively and the net loss and net loss per share for the year ended January 4, 1997 would have increased $6,708,000 and $0.13, respectively.

     In August 1994, the Company purchased 286,600 shares of its outstanding Common Stock on the open market at an average price of $17.45 per share. Total cost of the purchase was $5,000,000 and was funded by increasing amounts outstanding under the Company's revolving line of credit. In the fourth quarter of fiscal 1996, the Company purchased 250,000 shares of its outstanding Common Stock at an average price of $28.12 per share. The total cost of the purchase was $7,030,000 and was funded by increasing amounts outstanding under the Company's revolving line of credit.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LEASES

     Rental  expense was $15,100,000, $16,545,000  and $19,923,000 for the years ended January 7, 1995, January 6, 1996 and January 4, 1997, respectively.

     The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 4, 1997:

                                                                           RENTAL PAYMENTS
                                                                       ------------------------
                                                                            (IN THOUSANDS)
                                                                       REAL ESTATE    EQUIPMENT
                                                                       -----------    ---------

1997................................................................     $13,408       $ 4,093
1998................................................................     $12,002       $ 3,755
1999................................................................     $ 9,693       $ 2,819
2000................................................................     $ 8,351       $ 2,735
2001................................................................     $ 7,275       $ 2,726
2002 and thereafter.................................................     $ 9,990       $13,592

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS

     The following summarizes the unaudited quarterly results of operations of the Company for the 1995 and 1996 fiscal years.

                                                                             YEAR ENDED JANUARY 6, 1996
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues.....................................................   $195,156    $210,395    $239,569    $271,059
Gross profit.....................................................     66,824      68,219      84,628      90,010
Income before extraordinary items................................     10,620       9,265      18,091      11,637
Extraordinary items..............................................      --          --          --          3,120
Net income.......................................................   $ 10,620    $  9,265    $ 18,091    $  8,517
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Income before extraordinary items per common share...............   $   0.26    $   0.22    $   0.41    $   0.22
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income per common share......................................   $   0.26    $   0.22    $   0.41    $   0.16
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

                                                                             YEAR ENDED JANUARY 4, 1997
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues.....................................................   $206,480    $222,805    $292,010    $342,528
Gross profit.....................................................     72,909      47,237      90,374     117,604
Net income (loss)................................................   $ 15,218    $(55,482)   $  5,811    $ 26,216
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income (loss) per common share...............................   $   0.29    $  (1.03)   $   0.11    $   0.49
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

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

     Interest rate swap agreement. The Company has entered into interest rate swap agreements which have the effect of converting a portion of the Company's outstanding variable rate debt into fixed rate

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt. The fair value of the Company's agreements to fix the interest rate on $156,500,000 of its outstanding debt is based upon quoted market prices.

     Letters of credit. Letters of credit collateralize the Company's obligation to third parties and have terms ranging from 30 days to one year. The face amount of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

     The carrying amounts and fair value of the Company's financial instruments as of January 6, 1996 and January 4, 1997, are as follows:

                                                            JANUARY 6, 1996         JANUARY 4, 1997
                                                          --------------------    --------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE       AMOUNT      VALUE
                                                          --------    --------    --------    --------
                                                                         (IN THOUSANDS)

Revolving loans........................................   $ 51,033    $ 51,033    $166,145    $166,145
Term Loans.............................................    200,000     200,000     245,560     245,560
Interest rate swaps....................................      --         (3,214)      --            261
Letters of credit......................................     49,785      49,785      42,590      42,590

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Warnaco Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 18, 1997 appearing on page F-1 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K as of and for the two years ended January 4, 1997. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
New York, New York
February 18, 1997

                                                                     SCHEDULE II

                             THE WARNACO GROUP, INC
                   VALUATION & QUALIFYING ACCOUNTS & RESERVES
                           (IN THOUSANDS OF DOLLARS)

                                                BALANCE AT    ADDITIONS
                                                BEGINNING     CHARGED TO
                                                    OF        COSTS AND                                  BALANCE AT
DESCRIPTION                                        YEAR        EXPENSES     DEDUCTIONS(1)    OTHER(2)    END OF YEAR
---------------------------------------------   ----------    ----------    -------------    --------    -----------

Year Ended January 7, 1995
  Allowance for doubtful accounts............     $1,413        $1,965         $   520         $           $ 2,858
                                                ----------    ----------    -------------    --------    -----------
                                                ----------    ----------    -------------    --------    -----------
Year Ended January 6, 1996
  Allowance for doubtful accounts............     $2,858        $  827         $ 1,725         $           $ 1,960
                                                ----------    ----------    -------------    --------    -----------
                                                ----------    ----------    -------------    --------    -----------
Year Ended January 4, 1997
  Allowance for doubtful accounts............     $1,960        $  713         $   649         $451        $ 2,475
                                                ----------    ----------    -------------    --------    -----------
                                                ----------    ----------    -------------    --------    -----------

------------------

(1) Uncollectible accounts written-off, net of recoveries.

(2) Uncollectible accounts related to assets acquired in fiscal 1996.

    The above reserves are deducted from the related assets in the consolidated balance sheets.

                                 EXHIBIT INDEX

EXHIBIT                                                                                                     PAGE
NUMBER                                       DESCRIPTION OF DOCUMENT                                       NUMBER
-------   ----------------------------------------------------------------------------------------------   ------
(a) 3.  LIST OF EXHIBITS:

 3.1      Amended  and  Restated Certificate  of Incorporation  of the  Company (incorporated  herein by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995). .....................
 3.2      Amended Bylaws of the Company. ...............................................................
 4.1      Registration Rights Agreement dated March 14, 1994 between the Company and Calvin Klein,  Inc.
          ('CKI')  (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed May
          24, 1994). ...................................................................................
10.1      Credit Agreement, dated  as of October  12, 1995 (the  'U.S. $450,000,000 Credit  Agreement'),
          among  the Company,  Warnaco Inc.;  The Bank of  Nova Scotia  and Citibank,  N.A., as Managing
          Agents; Citibank, N.A.,  as Documentation  Agent; The  Bank of  Nova Scotia  as Paying  Agent,
          Competitive  Bid Agent, Swing Line Lender and an  Issuing Bank and certain other lenders named therein (incorporated herein by  reference to Exhibit  10.1 to the  Company's Form 10-Q  filed
          November 21, 1995). ..........................................................................
10.2      Credit  Agreement, dated  as of  October 12,  1995 (the  'U.S. $100,000,000  364-day Revolving
          Credit Agreement'), among  Warnaco Inc.  and The  Bank of Nova  Scotia and  Citibank, N.A.  as
          Managing  Agents; Citibank,  N.A. as Documentation  Agent; The  Bank of Nova  Scotia as Paying
          Agent, Competitive Bid Agent, Swing Line Lender and an Issuing Bank and certain other  lenders named  therein (incorporated herein  by reference to  Exhibit 10.1 to  the Company's Form 10-Q filed November 21, 1995). ....................................................................
10.3      Credit Agreement, dated  as of December  4, 1995 (the  'U.S. $200,000,000 Credit  Agreement'),
          among  Warnaco Inc., the  Company and The  Bank of Nova  Scotia, as agent  for the Lenders and certain other lenders named therein (incorporated herein  by reference to Exhibit 10.3 to  the
          Company's Form 10-K filed April 5, 1996). ....................................................
10.4      Employment  Agreement, dated as of  January 6, 1991, between the  Company and Linda J. Wachner
          (incorporated herein by reference to Exhibit  10.7 to the Company's Registration Statement  on
          Form S-1, No. 33-42641). .....................................................................
10.5      Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration on Form S-1, No. 33-45877). .....................................................
10.6      1991  Stock Option  Plan (incorporated herein  by reference  to Exhibit 10.9  to the Company's
          Registration Statement on Form S-1, No. 33-45877). ...........................................
10.7      Amended and Restated  1988 Employee Stock  Purchase Plan, as  amended (incorporated herein  by reference  to  Exhibit  10.10  to  the  Company's  Registration  Statement  on  Form  S-1, No.
          33-45877). ...................................................................................
10.8      Warnaco Employee Retirement  Plan (incorporated herein  by reference to  Exhibit 10.11 to  the
          Company's Registration Statement on Form S-1, No. 33-45877). .................................
10.9      Executive  Management Agreement,  as extended, dated  as of  May 9, 1991  between the Company,
          Warnaco Inc. and The Spectrum Group, Inc.  (incorporated herein by reference to Exhibit  10.13 to the Company's Registration Statement on Form S-1, No. 33-45877). ..........................
10.10     1993 Non-Employee Director Stock Plan (incorporated herein by reference to the Company's Proxy
          Statement for its 1994 Annual Meeting of Stockholders). ......................................
10.11     Amended  and Restated 1993 Stock Plan (incorporated herein by reference to the Company's Proxy
          Statement for its 1994 Annual Meeting of Stockholders). ......................................
10.12     The Warnaco  Group, Inc.  Supplemental  Incentive Compensation  Plan (incorporated  herein  by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders). .....
11.1      Calculation of Net Income (Loss) per common share. ...........................................
21.1      Subsidiaries of the Company. .................................................................
23.1(a)   Consent of Independent Accountants. ..........................................................
23.1(b)   Consent of Independent Auditors. .............................................................
23.1(c)   Consent of Independent Auditors. .............................................................
27        Financial Data Schedule. .....................................................................

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the registrant in the last quarter of the 1996 fiscal year.



                              STATEMENT OF DIFFERENCES
                              ------------------------

The registered trademark symbol shall be expressed as............. 'r'