Form 10-Q
period 1997-04-05
WARNACO GROUP INC /DE/
filed 1997-05-20
CIK 801351

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 1997

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

                          COMMISSION FILE NUMBER 1-4715

                             THE WARNACO GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                               95-4032739
          (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)              Identification No.)

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

The number of shares outstanding of the registrant's Class A Common Stock as of May 20, 1997 is as follows: 51,765,384.

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


                                                April 5, 1997         January 4, 1997
                                                -------------         ---------------
                                                 (unaudited)
ASSETS
Current assets:
  Cash                                            $    9,582             $   11,840
  Accounts receivable - net                          238,873                211,038
  Inventories:
    Finished goods                                   250,560                227,929
    Work in process                                   81,638                 76,445
    Raw materials                                    100,276                 82,944
                                                  ----------             ----------
        Total inventories                            432,474                387,318
Other current assets                                  35,523                 40,313
                                                  ----------             ----------
        Total current assets                         716,452                650,509
Property, plant and equipment,
  (net of accumulated depreciation of
  $91,577 and $85,244, respectively)                 125,054                121,537
Other assets:
  Intangibles and other assets - net                 383,289                370,898
                                                  ----------             ----------
                                                  $1,224,795             $1,142,944
                                                  ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under revolving credit facility       $  259,822             $  146,960
  Borrowing under foreign credit facilities           22,729                 19,185
  Current portion of long-term debt                   47,220                 49,281
  Accounts payable and accrued liabilities           188,439                224,272
  Accrued income taxes                                 1,143                    195
                                                  ----------             ----------
        Total current liabilities                    519,353                439,893
                                                  ----------             ----------
Long-term debt                                       209,702                215,805
Other long-term liabilities                           11,524                 11,532

Stockholders' equity:
  Preferred Stock; $.01 par value                          -                      -
  Common Stock; $.01 par value                           524                    524
  Capital in excess of par value                     576,416                575,691
  Cumulative translation adjustment                   (5,002)                (3,307)
  Accumulated deficit                                (55,681)               (69,667)
  Treasury stock, at cost                            (17,367)               (12,030)
  Notes receivable for common stock
    issued and unearned stock compensation           (14,674)               (15,497)
                                                  ----------             ----------
        Total stockholders' equity                   484,216                475,714
                                                  ----------             ----------
                                                  $1,224,795             $1,142,944
                                                  ==========             ==========


This statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                  April 5, 1997    April 6, 1996
                                                  -------------    -------------

Net revenues                                       $   251,526      $    206,480
Cost of goods sold                                     158,784           133,571
                                                   -----------      ------------
Gross profit                                            92,742            72,909

Selling, general and administrative
  expenses                                              53,214            40,561
                                                    ----------       -----------
Income before interest and income taxes                 39,528            32,348

Interest expense                                         9,813             7,195
                                                   -----------      ------------

Income before income taxes                              29,715            25,153
Provision for income taxes                              11,589             9,935
                                                   -----------      ------------
Net income                                        $     18,126      $     15,218
                                                  ============      ============

Net income per share                              $       0.34      $       0.29
                                                  ============      ============

Weighted average number of shares
  of common stock outstanding                       54,085,433        53,240,235
                                                  ============      ============



This statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                           INCREASE (DECREASE) IN CASH
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                     Three Months Ended
                                                 -----------------------------
                                                 April 5, 1997  April 6, 1996
                                                 -------------  --------------
Cash flow from operations:
  Net income                                        $  18,126    $  15,218
  Non-cash items included in net income:
    Depreciation and amortization                       8,044        4,336
    Amortization of unearned stock compensation           750         --
  Income taxes paid                                    (3,089)        (434)
  Other changes in operating accounts                 (99,367)     (90,418)
                                                    ---------    ---------
Net cash used in operations before
 non-recurring items                                  (75,536)     (71,298)
Payment of accruals related to exiting the
  Hathaway business, consolidating and
  realigning the intimate apparel division
  and other items                                      (1,640)        --
                                                    ---------    ---------
Net cash used in operations                           (77,176)     (71,298)


Cash flow from investing activities:
  Net proceeds from sale of fixed assets                   51          148
  Purchase of property, plant & equipment              (9,891)      (8,048)
  Payment for purchase of acquired assets
   and acquisition accruals                            (6,215)     (14,000)
  Increase in intangible and other assets              (8,931)        --
                                                    ---------    ---------
Net cash used in investing activities
 activities                                           (24,986)     (21,900)

Cash flow from financing activities:
  Borrowing under revolving credit facilities         116,503       96,308
  Net proceeds from the exercise of options
   and repayment of notes receivable
   from employees                                         798          540
  Repayments of debt                                   (8,261)        (321)
  Dividends paid                                       (3,668)      (3,624)
  Purchase of Treasury shares                          (5,337)        --
  Increase in deferred financing costs                   (131)        (611)
                                                    ---------    ---------
Net cash provided from financing activities            99,904       92,292
                                                    ---------    ---------

Increase (decrease) in cash                            (2,258)        (906)

Cash at beginning of period                            11,840        6,162
                                                    ---------    ---------

Cash at end of period                               $   9,582    $   5,256
                                                    =========    =========

Other changes in operating accounts:

    Accounts receivable                             $ (27,835)   $ (21,087)
    Inventories                                       (45,156)     (40,953)
    Other current assets                                4,790       (6,280)
    Accounts payable and accrued liabilities          (34,665)     (24,244)
    Accrued income taxes                                4,037          874
    Other                                                (538)       1,272
                                                    ---------    ---------
                                                    $ (99,367)   $ (90,418)
                                                    =========    =========



This statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 5, 1997 as well as its results of operations and cash flows for the periods ended April 5, 1997 and April 6, 1996. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1997.

2. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

3. On May 14, 1997, the Company's Board of Directors authorized the repurchase of an additional 420,000 shares to supplement its previously authorized two million share stock repurchase program.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which requires the dual presentation of Basic and Diluted Earnings per share. Pro Forma Basic and Diluted Earnings per share calculated in accordance with this standard would have been income of $0.35 and $0.34, respectively, for the three months ended April 5, 1997 and income of $0.30 and $0.29, respectively, for the three months ended April 6, 1996. The Company will adopt this standard as of January 3, 1998 as required. Early adoption is not permitted.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)
                        (amounts in millions of dollars)
                                   (unaudited)


                                    Three Months Ended
                              -----------------------------
                               April 5,            April 6,
                                 1997                1996
                                 ----                ----
Net revenues                  $  251.5             $  206.5
Cost of goods sold               158.8                133.6
                              --------             --------
 Gross profit                     92.7                 72.9
    % of net revenues             36.9%                35.3%

Selling, general and
  administrative expenses         53.2                 40.6
                                ------              -------

Income before interest and
  income taxes                    39.5                 32.3
    % to net revenues             15.7%                15.7%

Interest expense                   9.8                  7.2
Provision for income taxes        11.6                  9.9
                               -------             --------

Net income                     $  18.1              $  15.2
                               =======              =======

Net revenues in the first quarter of fiscal 1997 were $251.5 million, 21.8% higher than the $206.5 million recorded in the first quarter of fiscal 1996.

Intimate apparel division net revenues increased 24.2% to $194.8 million in the first quarter of fiscal 1997 from $156.8 million in the first quarter of fiscal 1996. The increase in net revenues in the first quarter of fiscal 1997 compared to fiscal 1996 reflects $32.5 million related to the acquisitions of Lejaby, GJM and Bodyslimmers and an increase in Calvin Klein net revenues. International shipments in the first quarter of fiscal 1997, including Calvin Klein and Lejaby, increased 63.9% to $65.4 million from $39.9 million in the first quarter of fiscal 1996.

International sales accounted for 33.6% of total Divisional Net sales in the first quarter of fiscal 1997 compared to 25.4% of total Divisional Net sales in the first quarter of fiscal 1996, reflecting the Company's continuing expansion outside the United States.

Menswear division net revenues increased 11.2% to $47.5 million in the first quarter of fiscal 1997 from $42.7 million in the first quarter of fiscal 1996. Excluding discontinued operations, net revenues increased 36.1% in fiscal 1997 compared to fiscal 1996, primarily due to an increase of 41% in Chaps.

Gross profit increased 27.2% to $92.7 million in the first quarter of fiscal 1997 from $72.9 million in the first quarter of fiscal 1996. Gross margin was 36.9% in the first quarter of fiscal 1997, 160 basis points higher than the 35.3% recorded in the first quarter of fiscal 1996. The increase in gross profit reflects the higher net revenues, as noted above. The increase in gross profit as a percentage of net revenues reflects a higher mix of regular price sales, manufacturing efficiencies and the positive impact of discontinuing the Hathaway brand.

Selling, general and administrative expenses increased to $53.2 million (21.1% of net revenues) in the first quarter of fiscal 1997 from $40.6 million (19.6% of net revenues) in the first quarter of fiscal 1996. The increase in selling, general and administrative expenses primarily reflects the higher sales volume, as noted above. The increase in selling, general and administrative expenses as a percentage of net revenues reflects higher advertising to support the Marilyn Monroe and Calvin Klein businesses (increasing from 3.7% to 4.8% of net revenues) and higher amortization expense related to intangible assets from the acquisitions completed in fiscal 1996, partially offset by cost savings from the consolidation implemented in 1996.

Interest expense increased $2.6 million to $9.8 million in the first quarter of fiscal 1997 compared to $7.2 million in the first quarter of fiscal 1996. The increase reflects interest costs attributable to the three acquisitions completed in fiscal 1996.

The provision for income taxes for the first quarter of fiscal 1997 reflects an estimated effective income tax rate of 39.0% for the 1997 fiscal year.

Net income for the first quarter of fiscal 1997 was $18.1 million, an increase of 19.1% compared to net income of $15.2 million in the first quarter of fiscal 1996. The increase in net income reflects the increased operating income noted above partially offset by higher interest expense.

CAPITAL RESOURCES AND LIQUIDITY.

On May 11, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared a quarterly cash dividend of $0.07 per share. The Company has since declared nine successive quarterly cash dividends. In fiscal 1997, the Company increased its quarterly cash dividend from $0.07 per share to $0.08 per share.

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

Cash used in operations before the payment of accruals related to exiting the Hathaway business, consolidation and realignment of the intimate apparel division and other items was $75.5 million in the first quarter of fiscal 1997 compared to $71.3 million in the first quarter of fiscal 1996. The increase in cash used in operating activities reflects higher seasonal working capital usage primarily due to higher sales. Net cash used in operations for the first quarter of fiscal 1997 also includes $1.6 million of the payment of accruals related to exiting the Hathaway business, consolidating and realigning the intimate apparel division and other items which were completed in fiscal 1996.

Cash used in investing activities was $25.0 million for the first quarter of fiscal 1997 compared to $21.9 million in the first quarter of fiscal 1996. Capital expenditures were $9.9 million in the first quarter of fiscal 1997 compared to $8.0 million in the first quarter of fiscal 1996. Payment for the purchase of acquired assets and acquisition accruals includes $14.0 million related to the purchase of GJM in fiscal 1996 and $6.2 million related to the payment of acquisition accruals, primarily Lejaby, in fiscal 1997. In addition, $8.9 million was paid related to intangibles and other assets in the first quarter of fiscal 1997.

Cash provided from financing activities was $99.9 million in the first quarter of fiscal 1997 compared to $92.3 million in the first quarter of fiscal 1996. The balance under the Company's revolving credit agreements which normally increases during the first quarter of the fiscal year was $116.5 million in the first quarter of fiscal 1997 compared to $96.3 million in the first quarter of fiscal 1996. The Company repaid $8.3 million of long term debt in the first quarter of fiscal 1997 compared to $0.3 million in the first quarter of fiscal 1996. The Company repurchased 162,800 shares of its common stock in the first quarter of fiscal 1997 at a total purchase price of approximately $5.3 million. The Company has purchased approximately $12.4 million of its common stock under the current repurchase program, representing 412,800 shares of its common stock.

The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet working capital and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits.

         11.1    Earnings per share.
         27.1    Financial Data Schedule

          (b)    Reports of Form 8-K.

                 No reports on Form 8-K were filed during the first quarter of fiscal 1997.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: May 20, 1997                        By: /s/ WILLIAM S. FINKELSTEIN
                                              --------------------------
                                              William S. Finkelstein
                                              Director, Senior Vice President
                                              and Chief Financial Officer
                                              Principal Financial and Accounting
                                              Officer

Date: May 20, 1997                        By: /s/ Stanley P. Silverstein
                                              --------------------------
                                              Stanley P. Silverstein
                                              Vice President, General Counsel
                                              and Secretary