Form 10-Q
period 1997-07-05
WARNACO GROUP INC /DE/
filed 1997-08-18
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 5, 1997

                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

     The number of shares outstanding of the registrant's Class A Common Stock as of August 15, 1997 is as follows: 52,111,441.

________________________________________________________________________________

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          JULY 5,      JANUARY 4,
                                                                                            1997          1997
                                                                                         ----------    ----------
                                                                                               (UNAUDITED)
                                                                                             (IN THOUSANDS OF
                                                                                                 DOLLARS)

                                        ASSETS
Current Assets:
     Cash.............................................................................   $   10,391    $   11,840
     Accounts receivable -- net.......................................................      234,413       211,038
     Inventories:
          Finished goods..............................................................      283,803       227,929
          Work in process.............................................................       83,355        76,445
          Raw materials...............................................................       96,398        82,944
                                                                                         ----------    ----------
               Total inventories......................................................      463,556       387,318
Other current assets..................................................................       46,927        40,313
                                                                                         ----------    ----------
               Total current assets...................................................      755,287       650,509
Property, plant and equipment, (net of accumulated depreciation of $96,975 and
  $85,244, respectively)..............................................................      129,715       121,537
Other assets:
     Intangibles and other assets -- net..............................................      384,372       370,898
                                                                                         ----------    ----------
                                                                                         $1,269,374    $1,142,944
                                                                                         ----------    ----------
                                                                                         ----------    ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility........................................   $   --        $  146,960
     Borrowing under foreign credit facilities........................................       21,925        19,185
     Current portion of long-term debt................................................       11,886        49,281
     Accounts payable and accrued liabilities.........................................      177,668       224,272
     Accrued income taxes.............................................................          465           195
                                                                                         ----------    ----------
               Total current liabilities..............................................      211,944       439,893
                                                                                         ----------    ----------
Long-term debt........................................................................      542,918       215,805
Other long-term liabilities...........................................................       11,550        11,532
Stockholders' equity:
     Preferred Stock; $.01 par value..................................................       --            --
     Common Stock; $.01 par value.....................................................          528           524
     Capital in excess of par value...................................................      582,517       575,691
     Cumulative translation adjustment................................................       (2,525)       (3,307)
     Accumulated deficit..............................................................      (42,673)      (69,667)
     Treasury stock, at cost..........................................................      (17,387)      (12,030)
     Notes receivable for common stock issued and unearned stock compensation.........      (17,498)      (15,497)
                                                                                         ----------    ----------
               Total stockholders' equity.............................................      502,962       475,714
                                                                                         ----------    ----------
                                                                                         $1,269,374    $1,142,944
                                                                                         ----------    ----------
                                                                                         ----------    ----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    --------------------    --------------------
                                                                    JULY 5,     JULY 6,     JULY 5,     JULY 6,
                                                                      1997        1996        1997        1996
                                                                    --------    --------    --------    --------
                                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                    (UNAUDITED)

Net revenues.....................................................   $290,204    $222,805    $541,730    $429,285
Cost of goods sold (a)...........................................    190,899     175,568     349,683     309,139
                                                                    --------    --------    --------    --------
Gross profit.....................................................     99,305      47,237     192,047     120,146
Selling, administrative and general expenses (b).................     60,480     123,770     113,694     164,331
                                                                    --------    --------    --------    --------
Income (loss) before interest and income taxes...................     38,825     (76,533)     78,353     (44,185)
Interest expense.................................................     10,702       7,721      20,515      14,916
                                                                    --------    --------    --------    --------
Income (loss) before provision (benefit) for income taxes........     28,123     (84,254)     57,838     (59,101)
Provision (benefit) for income taxes.............................     10,968     (28,772)     22,557     (18,837)
                                                                    --------    --------    --------    --------
Net income (loss)................................................   $ 17,155    $(55,482)   $ 35,281    $(40,264)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Net income (loss) per share......................................   $   0.32    $  (1.03)   $   0.65    $  (0.75)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Weighted average number of shares of common stock outstanding....     54,283      53,890      54,182      53,565
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

------------

 (a) Includes $26,254,000 of non-recurring items in the three and six month periods ended July 6, 1996. See Note 2 to Consolidated Condensed Financial Statements.

 (b) Includes $81,262,000 of non-recurring and special items in the three and six month periods ended July 6, 1996. See Note 2 to Consolidated Condensed Financial Statements.

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                                                                                       SIX MONTHS ENDED
                                                                                            --------------------------------------
                                                                                                 JULY 5,                 JULY 6,
                                                                                                  1997                    1996
                                                                                             ------------            ------------
                                                                                                   (IN THOUSANDS OF DOLLARS)
                                                                                                          (UNAUDITED)

Cash flow from operations:
     Net income (loss)...............................................................           $  35,281               $ (40,264)
     Non-cash items included in net income (loss):
          Depreciation and amortization..............................................              15,260                  13,025
          Amortization of unearned stock compensation................................               1,500                     870
          Increase in deferred tax assets -- net.....................................          --                         (18,721)
          Non cash portion of non-recurring items....................................          --                          87,069
     Income taxes paid...............................................................              (3,688)                 (1,112)
     Other changes in operating accounts.............................................            (144,161)               (120,346)
                                                                                             ------------            ------------
Net cash used in operations before non-recurring items...............................             (95,808)                (79,479)
     Payment of accruals related to exiting the Hathaway business, consolidating and
      realigning the intimate apparel division and other items.......................              (3,462)               --
                                                                                             ------------            ------------
Net cash used in operations..........................................................             (99,270)                (79,479)

Cash flow from investing activities:
     Net proceeds from sale of fixed assets..........................................                 437                     175
     Purchase of property, plant & equipment.........................................             (20,309)                (12,329)
     Payment for purchase of acquired assets and acquisition accruals................             (10,768)                (12,500)
     Increase in intangible and other assets.........................................              (7,073)                (12,378)
                                                                                             ------------            ------------
Net cash used in investing activities................................................             (37,713)                (37,032)
                                                                                             ------------            ------------
Cash flow from financing activities:
     Borrowing under revolving credit facilities.....................................             164,211                 128,371
     Net proceeds from the exercise of options and payment of notes receivable from
      employees......................................................................               3,329                   1,177
     Repayment of debt...............................................................             (18,713)                 (6,923)
     Dividends paid..................................................................              (7,805)                 (7,264)
     Purchase of treasury stock......................................................              (5,357)                   --
     Increase in deferred financing costs............................................                (131)                    (87)
                                                                                             ------------            ------------
Net cash provided from financing activities..........................................             135,534                 115,274
                                                                                             ------------            ------------
Increase (decrease) in cash..........................................................              (1,449)                 (1,237)
     Cash at beginning of period.....................................................              11,840                   6,162
                                                                                             ------------            ------------
     Cash at end of period...........................................................           $  10,391               $   4,925
                                                                                             ------------            ------------
                                                                                             ------------            ------------
Other changes in operating accounts:
     Accounts receivable.............................................................             (23,375)                (21,362)
     Inventories.....................................................................             (76,238)                (29,742)
     Other current assets............................................................              (6,614)                (10,297)
     Accounts payable and accrued liabilities........................................             (43,624)                (59,297)
     Accrued income taxes............................................................               3,958                     821
     Other...........................................................................               1,732                    (469)
                                                                                             ------------            ------------
                                                                                                $(144,161)              $(120,346)
                                                                                             ------------            ------------
                                                                                             ------------            ------------


       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature, except as discussed in Note 2 below) necessary to present fairly the financial position of the Company as of July 5, 1997 as well as its results of operations and cash flows for the periods ended July 5, 1997 and July 6, 1996. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1997. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

NOTE 2 -- STRATEGIC ACTIONS IN 1996

     The acquisition of the GJM businesses in February, 1996 significantly added to the Company's low cost manufacturing capacity, and resulted in an immediate expansion of product lines. The Company subsequently undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of Bodyslimmers and Lejaby, later in 1996, were also considered. As a result of this review, the Company took the following steps (described below) which resulted in total non-recurring charges in the second quarter of fiscal 1996 as summarized below (in millions):

                                                                                        SECOND
                                                                                        QUARTER
                                                                                        -------

Loss related to the sale of the Hathaway business....................................   $ 48.4
Charge for the consolidation and realignment of the intimate apparel division........     46.4
Other items..........................................................................     12.7
                                                                                        -------
                                                                                         107.5
Less: Income tax benefits............................................................     37.7
                                                                                        -------
                                                                                        $ 69.8
                                                                                        -------
                                                                                        -------

     The losses reported in the second quarter of fiscal 1996 above include inventory markdowns directly attributable to the decision to exit the Hathaway business and consolidation and realignment of the intimate apparel division. Accordingly, inventory markdowns, operating losses of Hathaway through July 6, 1996 (resulting from inventory liquidations at markdown prices) and settlement of insurance claims related to the 1994 California earthquake and other claims together aggregating $26.3 million are reflected in the Consolidated Condensed Statement of Operations within cost of goods sold. The remaining $81.3 million, consisting mainly of the write-down of assets to fair value, severance costs and other employee costs, is included in selling, administrative and general expenses. Additional charges totaling approximately $31.0 million, less income tax benefits of approximately $12.0 million or $19.0 million net were recorded in the third quarter of 1996. A complete description of the 1996 non-recurring items is contained in Note 4 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1997.

NOTE 3 -- STOCK REPURCHASE PROGRAM

     During the first half of fiscal 1997, the Company repurchased 162,800 shares of its common stock at a cost of $5.4 million under the repurchase program. On May 14, 1997, the Company's Board of Directors authorized the repurchase of 420,000 shares and authorized an additional 2 million share repurchase. During the second quarter, the Company entered into equity option arrangements to

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

purchase approximately one million shares of stock at an average price of $33.00. These option arrangements expire between September 1997 and February 1998. At expiration, the Company has the choice of settling these arrangements in stock, cash, or net shares. The purpose of the option arrangements is to match cash flow which is generated in the fourth quarter to stock purchases while locking in current prices.

NOTE 4 -- RESTRICTED STOCK

     In May 1997, the Company's Board of Directors authorized the issuance of 122,210 shares of restricted stock to certain employees, including certain officers and directors of the Company. The restricted shares vest ratably over four years and will be fully vested in May 2001. The fair market value of the restricted shares was approximately $3.6 million at the date of grant. The Company will recognize compensation expense equal to the fair value of the restricted shares over the vesting period.

NOTE 5 -- AMENDED BANK AGREEMENT

     On August 12, 1997 the Company entered into an amended agreement which extends through the year 2002. Under the terms of the amended agreement, the Company will have available up to $900 million in a revolving credit facility and lines of credit replacing the Company's existing $750 million in current availability. The amended bank agreement has improved terms and conditions including lowering the Company's borrowing rate and extending maturities. Accordingly, $344.6 million of borrowings under the existing credit facilities previously classified as current liabilities are now included in long term debt in the accompanying July 5, 1997 balance sheet.

NOTE 6 -- NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, 'Earnings per Share,' which requires the dual presentation of Basic and Diluted Earnings per Share. Pro-forma Basic and Diluted Earnings per share calculated in accordance with the standard would have been income of $0.69 and $0.65 respectively, for the six months ended July 5, 1997 and a (loss) of $(0.79) and $(0.75), respectively, for the six months ended July 6, 1996. The Company will adopt this standard as of January 3, 1998 as required. Early adoption is not permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                                THREE MONTHS ENDED
                                                                     ----------------------------------------
                                                                          JULY 5,               JULY 6,
                                                                            1997                  1996
                                                                     ------------------    ------------------
                                                                          (AMOUNTS IN MILLIONS OF DOLLARS)
                                                                                   (UNAUDITED)
Net revenues......................................................         $290.2                $222.8
Cost of goods sold, as reported...................................          190.9                 175.6
     Non-recurring items..........................................        --                      (26.3)
                                                                          -------               -------
Gross profit before non-recurring items...........................           99.3                  73.5
     % of net revenues............................................           34.2%                 33.0%
Selling, administrative and general expenses, reported............           60.5                 123.8
     Non-recurring items..........................................        --                      (81.3)
                                                                          -------               -------
     Before Non-recurring items...................................           60.5                  42.5
                                                                          -------               -------
Income before interest and income taxes and non-recurring items...           38.8                  31.0
     % to net revenues............................................           13.4%                 13.9%
Interest expense..................................................           10.7                   7.7
Provision for income taxes........................................           10.9                   8.9
                                                                          -------               -------
Income before non-recurring items(1)..............................           17.2                  14.3
Non-recurring items, net of income tax benefits...................        --                      (69.8)
                                                                          -------               -------
Net income (loss).................................................         $ 17.2                $(55.5)
                                                                          -------               -------
                                                                          -------               -------

                                                                             SIX MONTHS ENDED
                                                                       -----------------------------
                                                                        JULY 5,             JULY 6,
                                                                         1997                1996
                                                                        -------            -------
                                                                      (AMOUNTS IN MILLIONS OF DOLLARS)
                                                                               (UNAUDITED)
Net revenues......................................................       $541.7             $429.3
Cost of goods sold, as reported...................................        349.7              309.1
     Non-recurring items..........................................      --                   (26.3)
                                                                        -------            -------
Gross profit before non-recurring items...........................        192.0              146.4
     % of net revenues............................................         35.5%              34.1%
Selling, administrative and general expenses, reported............        113.7              164.3
     Non-recurring items..........................................      --                   (81.3)
                                                                        -------            -------
     Before Non-recurring items...................................        113.7               83.1
                                                                        -------            -------
Income before interest and income taxes and non-recurring items...         78.3               63.3
     % to net revenues............................................         14.5%              14.8%
Interest expense..................................................         20.5               14.9
Provision for income taxes........................................         22.5               18.9
                                                                        -------            -------
Income before non-recurring items(1)..............................         29.5               35.3
Non-recurring items, net of income tax benefits...................      --                   (69.8)
                                                                        -------            -------
Net income (loss).................................................       $ 35.3             $(40.3)
                                                                        -------            -------
                                                                        -------            -------

------------

(1) Net income was $0.32 per share and $0.65 per share for the three months and six months ended July 5, 1997, compared to $0.27 per share and $0.55 per share for the comparable 1996 periods before non-recurring items.

1996 STRATEGIC ACTIONS (See Note 2 to Consolidated Condensed Financial
Statements)

     Following the acquisition of the GJM business in February, 1996 which significantly added to the Company's low cost manufacturing capacity, in addition to an immediate expansion of product lines, the Company undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of Bodyslimmers and Lejaby later in 1996, were also considered. As a result of this review, the Company took the following steps which resulted in total non-recurring charges in the second quarter of fiscal 1996 as summarized below (in millions):

Loss related to the Hathaway business................................................   $ 48.4
Charge for the consolidation and realignment of the intimate apparel division........     46.4
Other items..........................................................................     12.7
                                                                                        ------
Total charges........................................................................    107.5
Less: Income tax benefits............................................................     37.7
                                                                                        ------
                                                                                        $ 69.8
                                                                                        ------
                                                                                        ------

     The total charge of $107.5 million for the second quarter and first six months of 1996 has been included in cost of goods sold ($26.3) and selling, administrative and general expenses ($81.3) in the accompanying consolidated condensed statement of operations but has been separately reflected in the above table for purposes of more meaningful comparisons.

     In summary, the 1996 non-recurring charges for exiting the Hathaway business and the Intimate Apparel Division consolidation and realignment and other items total approximately $69.8 million, after income tax benefits of $37.7 million, or $1.30 per share for both the second quarter and first six months of fiscal 1996.

RESULTS OF OPERATIONS

     Net revenues in the second quarter of fiscal 1997 were $290.2 million, 30.3% higher than the $222.8 million recorded in the second quarter of fiscal 1996. Net revenues for the six months ended July 5, 1997 were $541.7 million, an increase of 26.2% over the $429.3 million recorded in the first half of fiscal 1996.

     Intimate apparel division net revenues increased 29.4% to $214.0 million from $165.4 million in the second quarter of fiscal 1996. The increase in net revenues in the second quarter of fiscal 1997 compared to fiscal 1996 was generated by a $25.3 million increase related to last year's acquisitions of Lejaby, GJM and Bodyslimmers, a 28.5% increase in Calvin Klein worldwide revenues, and a strong 9.4% increase in our Warner's/Olga U.S. business. International shipments in the second quarter of fiscal 1997, including Calvin Klein and Lejaby increased 76.9% to $68.3 million or 31.9% of total sales from $38.6 million or 23.3% of total sales last year reflecting continuing expansion outside the United States.

     Menswear division net revenues increased 37.1% to $62.4 million in the second quarter of fiscal 1997. The increase is attributable to a 63.7% increase in Chaps by Ralph Lauren. Net revenues for the six months ended July 5, 1997 increased 24.6% to $109.9 million from $88.2 million in the first six months of fiscal 1996. The increase for the six months primarily reflects an increase of 53% in Chaps by Ralph Lauren net revenues and 37% for Calvin Klein accessories net revenues. Excluding the 1996 revenues from the Hathaway dress shirt operations which were sold in November 1996, Menswear 1997 net revenues increased by 61.7% for the quarter and 49.5% for the first half.

     Gross profit before non-recurring items increased 35.1% to $99.3 million in the second quarter of fiscal 1997 from $73.5 million in the second quarter of fiscal 1996. Gross profit as a percentage of net revenues increased 120 basis points to 34.2% in the second quarter of fiscal 1997 from 33.0% in the second quarter of fiscal 1996. Gross profit for the first six months of fiscal 1997 increased 31.2% to $192.0 million from $146.4 million in the first six months of fiscal 1996. Gross profit as a percentage of net revenues increased 140 basis points to 35.5% for the first six months of fiscal 1997 from 34.1% in 1996. The increase in gross profit reflects the higher net revenues discussed above, and the increase in gross profit as a percentage of net revenues for both the quarter and the six months reflects the favorable mix of higher margin Lejaby sales, manufacturing efficiencies and the positive impact of discontinuing the Hathaway brand.

     Selling, administrative and general expenses, before non-recurring items, increased to $60.5 million (20.8% of net revenues) in the second quarter of fiscal 1997 from the $42.5 million (19.1% of net revenues) recorded in the second quarter of fiscal 1996. Selling, administrative and general expenses, before non-recurring items, for the first six months of fiscal 1997 increased to $113.7 million (21.0% of net revenues) from $83.1 million (19.4% of net revenues) in fiscal 1996. The increase in selling, administrative and general expenses in dollars and as a percentage of net revenues is due primarily to the higher advertising costs to support the Calvin Klein and Marilyn Monroe brands, and higher amortization of intangible assets.

     Interest expense increased $3.0 million in the second quarter of fiscal 1997 to $10.7 million. Interest expense for the six months ended July 5, 1997 increased $5.6 million to $20.5 million from $14.9 million in the first six months of fiscal 1996. The increase in 1997 interest expense for both the quarter and six months is due mainly to interest costs attributable to the three acquisitions completed in 1996.

     The provision for income taxes for the second quarter of fiscal 1996 and for the first six months of fiscal 1996 reflects income tax benefits of $37.7 million related to the exit from the Hathaway business and consolidation and realignment of the intimate apparel division. The Company's effective tax rate for all periods presented was 39% before non-recurring items.

     Income before non-recurring items for the second quarter of fiscal 1997 was $17.2 million, an increase of 19.8% from the $14.3 million for the second quarter of fiscal 1996. Income before non-recurring items for the first six months of fiscal 1997 increased 19.5% to $35.3 million from $29.5 million in the first six months of fiscal 1996. The increase for both the quarter and six months reflects the higher net revenues and operating income previously discussed.

CAPITAL RESOURCES AND LIQUIDITY

     On May 11, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared a quarterly cash dividend of $0.07 per share. The Company has since declared ten successive quarterly cash dividends. In fiscal 1997, the Company increased its quarterly cash dividend from $0.07 per share to $0.08 per share.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year.

     Cash used in operations before the $3.5 million payment of accruals related to exiting the Hathaway business, consolidating and realigning of the intimate apparel division and other items was $95.8 million in the first half of fiscal 1997 compared to $79.5 million in the first half of fiscal 1996. The increase in cash used in operating activities reflects higher working capital usage primarily due to higher sales and seasonal increases in working capital, primarily inventory.

     Cash used in investing activities was $37.7 million for the first half of fiscal 1997 compared to $37.0 million in the first half of fiscal 1996. Capital expenditures were $20.3 million in the first half of fiscal 1997, compared to $12.3 million in the first half of fiscal 1996. Payment for the purchase of acquired assets includes $12.5 million related to the purchase of GJM in fiscal 1996 and $10.8 million related to the payment of acquisition accruals, primarily Lejaby, in fiscal 1997.

     Cash provided from financing activities was $135.5 on in the first half of fiscal 1997 compared to $115.3 million in the first half of fiscal 1996. Borrowings under the Company's revolving credit agreements, which normally increase during the first half of the fiscal year were $164.2 million in the first half of fiscal 1997 compared to $128.4 million in the first half of fiscal 1996. The Company repurchased 162,800 shares of its common stock in the first half of fiscal 1997 at a total purchase price of approximately $5.4 million. The Company has purchased 412,800 shares of its common stock at a cost of $12.4 million under the current share repurchase program, or an average cost of approximately $30 per share.

     On August 12, 1997, the Company refinanced existing credit facilities of $750 million, consisting of the remaining outstanding balance of a $200 million term loan, a $250 million revolving credit facility, both maturing in 2000, a $100 million, 364-day revolving credit facility and a $200 million trade credit facility (the 'Predecessor Facilities') with amended credit facilities totaling $900 million and consisting of a $600 million revolving credit facility maturing in 2002 and a $300 million, trade credit facility (the 'Amended Facilities'). The Amended Facilities provide the Company with additional financing to support the continued strong growth of its business and flexibility for acquisitions and further share repurchases. The Amended Facilities have improved terms and conditions compared to the Predecessor Facilities reflecting the Company's continuing strong operating performance and credit profile, including lower pricing, fewer restrictive covenants, no debt amortization and increased flexibility. Accordingly, $344.6 million of borrowings under the Predecessor Facilities previously classified as current liabililties are now classified as long term debt in the accompanying July 5, 1997 balance sheet.

     The Company believes that funds available under the Amended Facilities and cash flow to be generated from future operations will be sufficient to meet working capital and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

11.1 -- Earnings per share.

27.1 -- Financial Data Schedule

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: August 18, 1997                     By:     /S/ WILLIAM S. FINKELSTEIN
                                             ...................................
                                                   WILLIAM S. FINKELSTEIN
                                              DIRECTOR, SENIOR VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER

Date: August 18, 1997                     By:     /S/ STANLEY P. SILVERSTEIN
                                             ...................................
                                                   STANLEY P. SILVERSTEIN
                                            VICE PRESIDENT, GENERAL COUNSEL AND
                                                        SECRETARY