Form 10-Q
period 1997-10-04
WARNACO GROUP INC /DE/
filed 1997-11-14
CIK 801351

________________________________________________________________________________
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1997

                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-10857

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

     The number of shares outstanding of the registrant's Class A Common Stock as of November 12, 1997 is as follows: 57,369,721.

________________________________________________________________________________
________________________________________________________________________________

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         OCTOBER 4,    JANUARY 4,
                                                                                            1997          1997
                                                                                         ----------    ----------
                                                                                         (IN THOUSANDS OF DOLLARS)
                                                                                               (UNAUDITED)

                                        ASSETS
Current Assets:
     Cash.............................................................................   $   11,685    $   11,840
     Accounts receivable -- net.......................................................      271,964       211,038
     Inventories:
          Finished goods..............................................................      310,793       227,929
          Work in process.............................................................      112,524        76,445
          Raw materials...............................................................      107,434        82,944
                                                                                         ----------    ----------
               Total inventories......................................................      530,751       387,318
Other current assets..................................................................       41,495        40,313
                                                                                         ----------    ----------
               Total current assets...................................................      855,895       650,509
Property, plant and equipment (net of accumulated depreciation of $100,069 and
  $85,244, respectively)..............................................................      135,050       121,537
Other assets:
     Intangibles and other assets -- net..............................................      392,544       370,898
                                                                                         ----------    ----------
                                                                                         $1,383,489    $1,142,944
                                                                                         ----------    ----------
                                                                                         ----------    ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under revolving credit facility........................................   $   --        $  146,960
     Borrowing under foreign credit facilities........................................       19,547        19,185
     Current portion of long-term debt................................................       11,881        49,281
     Accounts payable and accrued liabilities.........................................      252,784       224,272
     Accrued income taxes.............................................................        3,771           195
                                                                                         ----------    ----------
               Total current liabilities..............................................      287,983       439,893
                                                                                         ----------    ----------
Long-term debt........................................................................      561,172       215,805
Other long-term liabilities...........................................................       11,362        11,532
Stockholders' equity
     Preferred Stock; $.01 par value..................................................       --            --
     Common Stock; $.01 par value.....................................................          580           524
     Capital in excess of par value...................................................      583,326       575,691
     Cumulative translation adjustment................................................       (8,607)       (3,307)
     Accumulated deficit..............................................................      (14,878)      (69,667)
     Treasury stock, at cost..........................................................      (20,935)      (12,030)
     Notes receivable for common stock issued and unearned stock compensation.........      (16,514)      (15,497)
                                                                                         ----------    ----------
               Total stockholders' equity.............................................      522,972       475,714
                                                                                         ----------    ----------
                                                                                         $1,383,489    $1,142,944
                                                                                         ----------    ----------
                                                                                         ----------    ----------

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   ------------------------    ------------------------
                                                                   OCTOBER 4,    OCTOBER 5,    OCTOBER 4,    OCTOBER 5,
                                                                      1997          1996          1997          1996
                                                                   ----------    ----------    ----------    ----------
                                                                       (IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                                                                       (UNAUDITED)

Net revenues....................................................    $333,413      $292,010      $875,143      $721,295
Cost of goods sold(a)...........................................     209,410       201,636       559,093       510,742
                                                                   ----------    ----------    ----------    ----------
Gross profit....................................................     124,003        90,374       316,050       210,553
Selling, administrative and general expenses(b).................      61,707        71,909       175,401       236,186
                                                                   ----------    ----------    ----------    ----------
Income (loss) before interest and income taxes..................      62,296        18,465       140,649       (25,633)
Interest expense................................................      11,484         8,936        31,999        23,852
                                                                   ----------    ----------    ----------    ----------
Income (loss) before provision (benefit) for income taxes.......      50,812         9,529       108,650       (49,485)
Provision (benefit) for income taxes............................      18,731         3,718        41,288       (15,031)
                                                                   ----------    ----------    ----------    ----------
Net income (loss)...............................................    $ 32,081      $  5,811      $ 67,362      $(34,454)
                                                                   ----------    ----------    ----------    ----------
                                                                   ----------    ----------    ----------    ----------
Net income (loss) per share.....................................    $   0.59      $   0.11      $   1.24      $  (0.64)
                                                                   ----------    ----------    ----------    ----------
                                                                   ----------    ----------    ----------    ----------
Weighted average number of shares of common stock outstanding...      54,630        53,357        54,311        53,489
                                                                   ----------    ----------    ----------    ----------
                                                                   ----------    ----------    ----------    ----------

------------

 (a) Includes approximately $11,748,000 and $37,969,000 of non-recurring items in the three and nine month periods ended October 5, 1996. See Note 4 of Notes to Consolidated Condensed Financial Statements.

 (b) Includes approximately $19,413,000 and $100,621,000 of non-recurring and special items in the three and nine month periods ended October 5, 1996. See Note 4 to Consolidated Condensed Financial Statements.

       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         NINE MONTHS ENDED
                                                                                            ---------------------------------------
                                                                                                 OCTOBER 4,              OCTOBER 5,
                                                                                                    1997                    1996
                                                                                                    ----                    ----
                                                                                                    (IN THOUSANDS OF DOLLARS)
                                                                                                            (UNAUDITED)

Cash flow from operations:
Net income (loss)......................................................................          $   67,362             $  (34,454)
Non cash items included in net income (loss):
     Depreciation and amortization.....................................................              22,492                 20,107
     Amortization of unearned stock compensation.......................................               2,486                  1,813
     Increase in deferred tax assets -- net............................................          --                        (15,031)
     Non cash portion of non-recurring items...........................................          --                         95,688
     Income taxes paid.................................................................              (5,573)                (2,335)
     Other changes in operating accounts...............................................            (165,602)              (132,520)
                                                                                               ------------           ------------
Net cash used in operations before non-recurring items.................................             (78,835)               (66,732)
Payment of accruals related to exiting the Hathaway business, consolidating and
  realigning the intimate apparel division and other items.............................              (3,994)              --
                                                                                               ------------           ------------
Net cash used in operations............................................................             (82,829)               (66,732)
Cash flow from investing activities:
     Net proceeds from sale of fixed assets............................................                 610                     69
     Purchase of property, plant & equipment...........................................             (32,086)               (20,572)
     Payment for purchase of acquired assets...........................................             (15,027)               (87,000)
     Increase in intangible and other assets...........................................             (15,400)               (14,168)
                                                                                               ------------           ------------
Net cash used in investing activities..................................................             (61,903)              (121,671)
                                                                                               ------------           ------------
Cash flow from financing activities:
     Borrowing under revolving credit facilities.......................................             351,197                144,121
     Net proceeds from the exercise of options and payment of notes receivable from
      employees........................................................................               4,188                  1,026
     Proceeds from other financing.....................................................          --                         71,000
     Repayments of debt................................................................            (189,828)                (5,860)
     Purchase of Treasury Stock........................................................              (8,120)                --
     Dividends paid....................................................................             (12,074)               (10,888)
     Increase in deferred financing costs..............................................                (786)                  (330)
                                                                                               ------------           ------------
Net cash provided from financing activities............................................             144,577                199,069
                                                                                               ------------           ------------
Increase (decrease) in cash............................................................                (155)                10,666
Cash at beginning of period............................................................              11,840                  6,162
                                                                                               ------------           ------------
Cash at end of period..................................................................          $   11,685             $   16,828
                                                                                               ------------           ------------
                                                                                               ------------           ------------
Other changes in operating accounts:
     Accounts receivable...............................................................          $  (60,926)            $  (64,146)
     Inventories.......................................................................            (143,433)               (19,268)
     Other current assets..............................................................              (1,182)                (2,570)
     Accounts payable and accrued liabilities..........................................              37,306                (48,258)
     Accrued income taxes..............................................................               6,447                  1,482
     Other.............................................................................              (3,814)                   240
                                                                                               ------------          ------------
                                                                                                 $ (165,602)            $ (132,520)
                                                                                               ------------          ------------
                                                                                               ------------          ------------


       This statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all the adjustments (all of which were of a normal recurring nature, except as discussed in Note 4 below) necessary to present fairly the financial position of the Company as of October 4, 1997 as well as its results of operations and cash flows for the periods ended October 4, 1997 and October 5, 1996. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1997. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

NOTE 2 -- ACQUISITION OF DESIGNER HOLDINGS LTD.

     On September 24, 1997 the Board of Directors of the Company approved a merger of a wholly owned subsidiary of the Company with and into Designer Holdings Ltd. ('Designer Holdings'). Designer Holdings develops, manufactures and markets designer jeanswear and sportswear for men, women, juniors and petites, and has a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK/Calvin Klein Jeans'r' and CK/Calvin Klein/Khakis'r' labels.

     Pursuant to a merger agreement dated September 25, 1997, each stockholder of Designer Holdings will receive 0.324 shares of the Company's common stock for each share owned. On October 14, 1997, pursuant to a stock exchange agreement, the Company acquired from New Rio LLC and a former member of New Rio LLC 51.3% of the outstanding common stock of Designer Holdings in exchange for 5,340,773 newly issued shares of the Company's common stock, which equates to ownership of approximately 9% of the Company's shares. The number of shares of the Company's common stock to be issued was determined using the same exchange ratio used in the merger agreement.

     The completion of the merger is subject to the approval by the stockholders of the Company and Designer Holdings. Meetings of the stockholders of both the Company and Designer Holdings have been scheduled for December 12, 1997 to approve the merger and the issuance of shares by the Company. Upon approval of both company's stockholders, the Company will acquire the remaining outstanding common stock of Designer Holdings.

     The merger will be accounted for using the purchase method of accounting. It is estimated that the Company will issue a total of 10,413,144 shares of its common stock, resulting in a total purchase price of $353.4 million. The preliminary estimated allocation of the total purchase price to the fair value of the net assets acquired is summarized as follows (in millions):

Cash......................................................................   $  55.8
Accounts receivable.......................................................     107.6
Inventories...............................................................      92.3
Prepaid and other current assets..........................................      25.0
Property and equipment....................................................      15.8
Intangible and other assets...............................................     237.7
Accounts payable and accrued liabilities..................................     (79.8)
Other liabilities.........................................................      (0.5)
Redeemable Preferred Securities...........................................    (100.5)
                                                                             -------
     Purchase Price.......................................................   $ 353.4
                                                                             -------
                                                                             -------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     The allocation of purchase price is subject to revision when additional information concerning the asset and liability valuations becomes available. Accordingly, the final purchase price allocation could be different from the amounts previously shown.

     The following summarizes the unaudited pro forma combined financial information of Warnaco's results for nine months ended October 4, 1997 and October 5, 1996 with Designer Holdings' results for its nine months ended September 30, 1997 and 1996, giving effect to the merger as if it had occurred as of January 7, 1996 and assuming the acquisition of the remaining stock of Designer Holdings by the end of fiscal 1997. The unaudited pro forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the merger.

                                                                 NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                  OCTOBER 4, 1997      OCTOBER 5, 1996
                                                                 -----------------    -----------------

Statement of Income Data:
     Net Revenues.............................................       $ 1,240.2            $ 1,077.8
     Income (loss) before extraordinary item..................            65.1                (14.3)
     Net income (loss)........................................            64.2                (16.6)
     Income (loss) per common share before extraordinary
       item...................................................            1.01                (0.22)
     Net income (loss) per share..............................            0.99                (0.26)

     The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred on the dates specified above, nor is it necessarily indicative of future results or financial position.

NOTE 3 -- FOURTH QUARTER MERGER RELATED AND RESTRUCTURING CHARGE

     Following the announcement of the Designer Holdings acquisition, the Company immediately instituted an internal study to plan for the optimization of both companies' operating strategies and administration. Planned consolidations of facilities and staff, strategic redirection of marketing strategies and other cost savings actions are expected to result in some restructuring of the Warnaco operations, as well as those of Designer Holdings. As a result of these actions, it is anticipated that the Company will incur charges in the fourth quarter currently estimated to be between $35 - 45 million, net of tax. This includes the anticipated conclusion of the consolidation and restructuring actions announced last year.

NOTE 4 -- STRATEGIC ACTIONS IN 1996

     The acquisition of the GJM businesses in February, 1996 enhanced the Company's low cost manufacturing capacity and expanded the Company's product lines. The Company subsequently undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of Bodyslimmers and Lejaby, later in 1996, were also considered. As a result, the Company took the following steps which resulted in total non-recurring charges in the second and third quarters of fiscal 1996 as summarized below (in millions):

                                                                                         THIRD
                                                                                        QUARTER    TOTAL
                                                                                        -------    ------

Loss related to the sale of the Hathaway business....................................    $ 7.3     $ 46.0
Charge for the consolidation and realignment of the intimate apparel division........     17.1       72.1
Other items:.........................................................................      6.8       20.4
                                                                                        -------    ------
                                                                                          31.2      138.5
Less: Income tax benefits............................................................     12.2       49.7
                                                                                        -------    ------
                                                                                         $19.0     $ 88.8
                                                                                        -------    ------
                                                                                        -------    ------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     The losses reported in the third quarter of fiscal 1996 above include inventory markdowns directly attributable to the decision to exit the Hathaway business and consolidation and realignment of the intimate apparel division. Accordingly, inventory markdowns, operating losses of Hathaway for the third quarter of 1996 (resulting from inventory liquidations at markdown prices) and settlement of insurance claims related to the 1994 California earthquake and other claims together aggregating $11.7 million are reflected in the Consolidated Condensed Statement of Operations within cost of goods sold. The remaining $19.4 million, consisting mainly of the write-down of assets to fair value, severance costs and other employee costs, is included in selling, administrative and general expenses (SA&G). For the nine months ended October 4, 1996, the cost of goods sold charge relative to inventory markdowns and other charges indicated above was $38.0 million, whereas the SA&G charge was $100.6 million. A complete description of the 1996 non-recurring items is contained in
Note 4 to the Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1997.

NOTE 5 -- STOCK REPURCHASE PROGRAM

     During the first nine months of fiscal 1997, the Company repurchased 271,363 shares of its common stock at a cost of $8.9 million under its repurchase program. On May 14, 1997, the Company's Board of Directors authorized the repurchase of an additional 420,000 shares to supplement its previously announced 2 million share repurchase program. Also in 1997, the Company entered into equity option arrangements to purchase approximately 1.1 million shares of stock at an average price of $33.00. These option arrangements expire between November 1997 and June 1998. At expiration, the Company has the choice of settling these arrangements in stock, cash, or net shares.

NOTE 6 -- RESTRICTED STOCK

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

NOTE 7 -- AMENDED BANK CREDIT AGREEMENT

     On August 12, 1997 the Company entered into an amended bank credit agreement which extends through the year 2002. Under the terms of the amended agreement, the Company will have available up to $900 million in a revolving credit facility and lines of credit which replace the Company's previous $750 million in availability. This agreement has improved terms and conditions which includes a lower borrowing rate and an extension of maturities.

NOTE 8 -- NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, 'Earnings per Share,' which requires the dual presentation of Basic and Diluted Earnings per share. Pro-forma Basic and Diluted Earnings Per Share calculated in accordance with the standard would have resulted in income of $1.31 and $1.24 respectively, for the nine months ended October 4, 1997 and a (loss) of $(0.67) and $(0.64), respectively, for the nine months ended October 5, 1996. The Company will adopt this standard as of January 3, 1998 as required. Early adoption is not permitted.

     In June 1997, FASB also issued SFAS No. 130, 'Reporting Comprehensive Income' and SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information'. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components and SFAS No. 131 establishes standards for the way public businesses report financial information about operating

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

segments. The Company will adopt both in fiscal 1998, as required. These statements will affect disclosure and presentation in the financial statements but will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

NOTE 9 -- CERTAIN STOCKHOLDER LITIGATION

     Shortly after the announcement of a proposed transaction between Designer Holdings and the Company, three stockholders of Designer Holdings, Jacob J. Spinner, Yaskov Glatter and Sherry Berman, as custodian for Jordan Berman, filed lawsuits in the Delaware Court of Chancery challenging the transaction. The named plantiff in each of the actions purports to maintain each individual action as a class action on behalf of Designer Holdings stockholders. On
October 30, 1997 the Court of Chancery signed an order which consolidated the three actions. Now captioned as In re Designer Holdings Ltd. Shareholders Litigation, Consolidated Civil Action 15942, the consolidated complaint alleges that the directors of Designer Holdings breached their fiduciary duties to Designer Holdings' stockholders in approving the transaction. The complaint further alleges that the directors have a conflict of interest based on the price at which Designer Holdings shares were sold to the public in May 1996 relative to the transaction price. The plaintiffs also claim that the Company aided and abetted the directors of Designer Holdings in breaching their fiduciary duties. The plaintiffs seek injunctive relief to prohibit Designer Holdings from completing the merger, or in the alternative, monetary damages of an unspecified amount.

     On November 13, 1997, the parties to this litigation reached an agreement in principle to settle this litigation on the following terms, subject to court approval:

          1. the defendants permitted the plaintiffs' attorneys to review drafts of the Joint Proxy Statement/Prospectus relating to the transaction prior to mailing and have revised the disclosure therein in response to their comments;

          2. the defendants agreed that they would reduce the termination fee payable to the Company in certain circumstances from $12.5 million to $6.25 million; and

          3. Charterhouse Equity Partners II, L.P., which beneficially owns approximately 2.6 million shares of the Company as a result of the exchange of shares with New Rio, L.L.C., has agreed that during the 14-day period following the date on which Designer Holdings stockholders can sell the shares of the Company issued in the merger, but in no event extending past December 31, 1997, it will not sell, transfer or otherwise dispose of any shares of the Company, notwithstanding the existence of an effective registration statement for the resale of any such shares, unless the closing price for shares of the Company on the NYSE Composite Transactions Tape on any day within such 14-day period was more than 15% above or below such closing price on the trading day immediately preceding the effective time of the merger.

     Upon final approval of the settlement by the court, plaintiffs' counsel will petition the court for an award of attorney's fees and expenses, which will be paid by Designer Holdings. Plaintiffs' counsel has agreed to submit a request for, and the defendants have agreed not to oppose, a request for court approval of not more than $350,000 in attorney's fees and expenses.

                            THE WARNACO GROUP, INC.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

RESULTS OF OPERATIONS

                    STATEMENTS OF OPERATIONS (SELECTED DATA)

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               --------------------------    --------------------------
                                                               OCTOBER 4,     OCTOBER 5,     OCTOBER 4,     OCTOBER 5,
                                                                  1997           1996           1997           1996
                                                               -----------    -----------    -----------    -----------
                                                                           (AMOUNTS IN MILLIONS OF DOLLARS)
                                                                                     (UNAUDITED)

Net revenues................................................     $ 333.4        $ 292.0        $ 875.1        $ 721.3
Cost of goods sold(1).......................................       209.4          201.6          559.1          510.7
                                                               -----------    -----------    -----------    -----------
Gross profit................................................       124.0           90.4          316.0          210.6
     % of net revenues......................................        37.2%          30.9%          36.1%          29.2%
Selling, administrative and general expenses(2).............        61.7           71.9          175.4          236.2
                                                               -----------    -----------    -----------    -----------
Income (loss) before interest and income taxes..............        62.3           18.5          140.6          (25.6)
     % to net revenues......................................        18.7%           6.3%          16.1%          (3.6%)
Interest expense............................................        11.5            9.0           32.0           23.9
                                                               -----------    -----------    -----------    -----------
Income (loss) before Provision (benefit) for income taxes...        50.8            9.5          108.6          (49.5)
Provision (benefit) for income taxes(3).....................        18.7            3.7           41.2          (15.0)
                                                               -----------    -----------    -----------    -----------
Net income (loss)(4)........................................     $  32.1        $   5.8        $  67.4        $ (34.5)
                                                               -----------    -----------    -----------    -----------
                                                               -----------    -----------    -----------    -----------

------------

(1) Cost of goods sold includes approximately $11.7 and $38.0 for the three and nine month periods ended October 5, 1996 in connection with inventory markdowns and other charges related to the 1996 Strategic Actions discussed below. Accordingly, these actions decreased Gross Profit percentage by 4.1 and 5.3 for the respective 1996 periods.

(2) Selling, administrative and general expenses includes approximately $19.4 million and $100.6 million for the three and nine month periods ended October 5, 1996 for the write-down of assets to the fair value, severance costs and employee costs related to the Strategic Actions discussed below.

(3) Provision (benefit) for income taxes includes a benefit of approximately $12.2 million and $49.7 million for the three and nine month periods ended October 5, 1996. See the 1996 Strategic Actions discussed below.

(4) Net income was $0.59 per share and $1.24 per share for the three months and nine months ended October 4, 1997, compared to $0.47 per share and $1.02 per share, respectively, for the comparable 1996 periods before non-recurring items resulting from the 1996 Strategic Actions.

1996 STRATEGIC ACTIONS (See Note 4 to Consolidated Condensed Financial
Statements)

     Following the acquisition of the GJM business in February, 1996 which significantly added to the Company's low cost manufacturing capacity, in addition to an immediate expansion of product lines, the Company undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of Bodyslimmers and Lejaby later in 1996, were also considered. As a result of this review, the Company took the following steps which resulted in non-recurring charges in the third quarter of fiscal 1996 as summarized below (in millions):

                                                                                         THIRD
                                                                                        QUARTER    TOTAL
                                                                                        -------    ------

Loss related to the Hathaway business................................................    $ 7.3     $ 46.0
Charge for the consolidation and realignment of the intimate apparel division........     17.1       72.1
Other items..........................................................................      6.8       20.4
                                                                                        -------    ------
Total charges........................................................................     31.2      138.5
Less: Income tax benefits............................................................     12.2       49.7
                                                                                        -------    ------
                                                                                         $19.0     $ 88.8
                                                                                        -------    ------
                                                                                        -------    ------

     In the accompanying consolidated condensed statement of operations, the total charge of $31.2 million for the third quarter of 1996 has been included in both costs of goods sold and selling, administrative and general expenses at $11.7 million and $19.4 million, respectively. The charges for the first three quarters of fiscal 1996 to cost of goods sold and selling, administrative and general expenses are approximately $38.0 million and $100.6 million, respectively. These amounts have been separately reflected in the above table.

     In summary, the 1996 non-recurring charges for exiting the Hathaway business and the Intimate Apparel Division consolidation and realignment and other items totaled approximately $88.8 million, after income tax benefits of $49.7 million, or $1.66 per share for first nine months of fiscal 1996.

RESULTS OF OPERATIONS

     Net revenues in the third quarter of fiscal 1997 were $333.4 million, 14.2% higher than the $292.0 million recorded in the third quarter of fiscal 1996. Net revenues for the nine months ended October 4, 1997 were $875.1 million, an increase of 21.3% over the $721.3 million recorded in the first nine months of fiscal 1996.

     Intimate apparel division net revenues increased 9.2% to $235.7 million from $215.8 million in the third quarter of fiscal 1996. The increase in net revenues in the third quarter of fiscal 1997 compared to fiscal 1996 was generated by a nearly 30.0% increase in Calvin Klein worldwide revenues, and a strong 18.0% increase in our Warner's/Olga U.S. business, partially offset by $6.0 million unfavorable foreign exchange impact on revenues resulting from a stronger dollar to European currencies. For the first nine months, net revenues increased 19.8% to $644.5 million from $538.0 million in the first nine months of fiscal 1996. The increase in net revenues in the first nine months of fiscal 1997 compared to fiscal 1996 was generated by a 24.0% increase in Calvin Klein worldwide revenues, and a 10.0% increase in our Warner's/Olga U.S. business. International shipments in the first nine months of fiscal 1997, including Calvin Klein and Lejaby increased 41.1% to $201.2 million or 31.2% of total intimate apparel sales from $142.6 million or 26.5% of total intimate apparel sales last year reflecting continuing expansion outside the United States.

     Menswear division net revenues increased 39.1% to $84.6 million in the third quarter of fiscal 1997. The increase is attributable to a 66.0% increase in Chaps by Ralph Lauren partially offset by the discontinuance of the Hathway shirts brand in 1996. Net revenues for the nine months ended October 4, 1997 increased 30.6% to $194.5 million from $148.9 million in the first nine months of fiscal 1996. The increase for the nine months primarily reflects an increase of 58.5% in Chaps by Ralph Lauren net revenues and 51.9% for Calvin Klein accessories net revenues partially offset by the discontinuance of the Hathway shirts brand in 1996.

     Gross profit increased 37.2% to $124.0 million in the third quarter of fiscal 1997 from $90.4 million in the third quarter of fiscal 1996. Gross profit for the first nine months of fiscal 1997 increased 50.0% to $316.0 million from $210.6 million in the first nine months of fiscal 1996. The increase in gross profit was attributable to a better mix of regular price sales and higher Calvin Klein sales in fiscal year 1997, and the non-recurring charge recorded in fiscal 1996 (see discussion above).

     Selling, administrative and general expenses decreased to $61.7 million (18.5% of net revenues) in the third quarter of fiscal 1997 from the $71.9 million (24.6% of net revenues) recorded in the third quarter of fiscal 1996. Excluding the fiscal 1996 non-recurring charge, selling, administrative and general expenses increased slightly resulting from higher marketing costs to support the Calvin Klein line. Selling, administrative and general expenses, for the first nine months of fiscal 1997 decreased to $175.4 million (20.0% of net revenues) from $236.2 million (32.7% of net revenues) in fiscal 1996 mainly as a result of the 1996 non-recurring charges previously discussed.

     Interest expense increased $2.5 million in the third quarter of fiscal 1997 to $11.5 million. Interest expense for the nine months ended October 4, 1997 increased $8.1 million to $32.0 million from $23.9 million in the first nine months of fiscal 1996. The increase in 1997 interest expense for both the quarter and nine months is due mainly to interest costs attributable to the three acquisitions completed in 1996.

     The provision for income taxes for the third quarter of fiscal 1996 and for the first nine months of fiscal 1996 reflects income tax benefits of $12.2 million and $49.7 million, respectively, related to the exit from the Hathaway business and consolidation and realignment of the intimate apparel division. The Company's effective tax rate for 1996, before the tax benefits discussed above, was 39% compared to 38% in 1997.

     Net income for the third quarter of fiscal 1997 was $32.1 million, an increase of $26.3 million from the third quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 was $67.4 million as opposed to a net loss of $34.5 million in the first nine months of fiscal 1996. The increase for both the quarter and nine months reflects the higher net revenues and operating income in 1997, and the non-recurring charge recorded in fiscal 1996, as previously discussed.

CAPITAL RESOURCES AND LIQUIDITY

     On May 11, 1995, consistent with the Company's goal of providing increased shareholder value, the Company declared a quarterly cash dividend of $0.07 per share. The Company has since declared eleven successive quarterly cash dividends. In fiscal 1997, the Company increased its quarterly cash dividend from $0.07 per share to $0.08 per share.

     The Company's liquidity requirements arise primarily from its debt service requirements and funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with needs peaking at the end of the second quarter and during the third quarter each year. The Company generates nearly all of its operating cash flow in the fourth quarter of the fiscal year due to increased shipments in the third and fourth quarters and the sale of inventory built during the first half of the fiscal year.

     Cash used in operations before the $4.0 million payment of accruals related to exiting the Hathaway business, the consolidation and realignment of the intimate apparel division and other items was $78.8 million in the first nine months of fiscal 1997 compared to $66.7 million in the first nine months of fiscal 1996. The negative cash flow in operating activities reflects higher working capital requirements primarily due to higher sales and seasonal increases in working capital, primarily inventory.

     Cash used in investing activities was $61.9 million for the first nine months of fiscal 1997 compared to $121.7 million in the first nine months of fiscal 1996. Capital expenditures were $32.1 million in the first nine months of fiscal 1997, compared to $20.6 million in the first nine months of fiscal 1996. Payment for the purchase of acquired assets includes $15.0 million related to the payment of acquisition accruals, primarily Lejaby, GJM and Bodyslimmers in fiscal 1997 and $87.0 million related to the purchase of Lejaby, GJM and Bodyslimmers in fiscal 1996.

     Cash provided from financing activities was $144.6 for the first nine months of fiscal 1997 compared to $199.1 million for the first nine months of fiscal 1996. Borrowings under the Company's revolving credit agreements, which increase during the first nine months of the fiscal year, were $351.2 million in the first nine months of fiscal 1997 compared to $144.1 million in the first nine months of fiscal 1996. The Company repurchased 271,363 shares of its common stock in the first nine months of fiscal 1997 for approximately $8.9 million. The Company has purchased 521,363 shares of its common stock for approximately $15.9 million under the current share repurchase program, for an average cost of approximately $30.50 per share.

     On August 12, 1997, the Company refinanced existing credit facilities of $750 million, consisting of the remaining outstanding balance of a $200 million term loan, a $250 million revolving credit facility, both maturing in 2000, a $100 million, 364-day revolving credit facility and a $200 million trade credit facility (the 'Predecessor Facilities') with amended credit facilities totaling $900 million and consisting of a $600 million revolving credit facility maturing in 2002 and a $300 million trade credit facility (the 'Facilities'). The Facilities provide the Company with additional financing to support the continued strong growth of its business and flexibility for acquisitions and further share repurchases. The Amended Facilities have improved terms and conditions compared to the Predecessor Facilities reflecting the Company's continuing strong operating performance and credit profile, including lower pricing, fewer restrictive covenants, no debt amortization and increased flexibility.

     The Company believes that funds available under the Amended Facilities and cash flow to be generated from future operations will be sufficient to meet working capital and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

YEAR 2000 COMPLIANCE

     Following a comprehensive study of current systems and future requirements to support international growth, the Company will initiate a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the new program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet 'year 2000' and Economic and Monetary Union compliance. Full implementation of this program is expected to require expenditures, primarily capital, of approximately $50 million over the next three years. Funding requirements have been incorporated in the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Shortly after the announcement of a proposed transaction between Designer Holdings and the Company, three stockholders of Designer Holdings, Jacob J. Spinner, Yaskov Glatter and Sherry Berman, as custodian for Jordan Berman, filed lawsuits in the Delaware Court of Chancery challenging the transaction. The named plantiff in each of the actions purports to maintain each individual action as a class action on behalf of Designer Holdings stockholders. On
October 30, 1997 the Court of Chancery signed an order which consolidated the three actions. Now captioned as In re Designer Holdings Ltd. Shareholders Litigation, Consolidated Civil Action 15942, the consolidated complaint alleges that the directors of Designer Holdings breached their fiduciary duties to Designer Holdings' stockholders in approving the transaction. The complaint further alleges that the directors have a conflict of interest based on the price at which Designer Holdings shares were sold to the public in May 1996 relative to the transaction price. The plaintiffs also claim that the Company aided and abetted the directors of Designer Holdings in breaching their fiduciary duties. The plaintiffs seek injunctive relief to prohibit Designer Holdings from completing the merger, or in the alternative, monetary damages of an unspecified amount.

     On November 13, 1997, the parties to this litigation reached an agreement in principle to settle this litigation on the following terms, subject to court approval:

          1. the defendants permitted the plaintiffs' attorneys to review drafts of the Joint Proxy Statement/Prospectus relating to the transaction prior to mailing and have revised the disclosure therein in response to their comments;

          2. the defendants agreed that they would reduce the termination fee payable to the Company in certain circumstances from $12.5 million to $6.25 million; and

          3. Charterhouse Equity Partners II, L.P., which beneficially owns approximately 2.6 million shares of the Company as a result of the exchange of shares with New Rio, L.L.C., has agreed that during the 14-day period following the date on which Designer Holdings stockholders can sell the shares of the Company issued in the merger, but in no event extending past December 31, 1997, it will not sell, transfer or otherwise dispose of any shares of the Company, notwithstanding the existence of an effective registration statement for the resale of any such shares, unless the closing price for shares of the Company on the NYSE Composite Transactions Tape on any day within such 14-day period was more than 15% above or below such closing price on the trading day immediately preceding the effective time of the merger.

     Upon final approval of the settlement by the court, plaintiffs' counsel will petition the court for an award of attorney's fees and expenses, which will be paid by Designer Holdings. Plaintiffs' counsel has agreed to submit a request for, and the defendants have agreed not to oppose, a request for court approval of not more than $350,000 in attorney's fees and expenses.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

 4.1   -- Amended and Restated Declaration of Trust of Designer Finance Trust, dated as of November 6, 1996, among
          Designer Holdings, as Sponsor, IBJ Schroder Bank & Trust Company, as Property Trustee, Delaware Trust
          Capital Management, Inc., as Delaware Trustee and Merril M. Halpern and Arnold H. Simon, as Trustees.
 4.2   -- Indenture dated as of November 6, 1996, between Designer Holdings and IBJ Schroder Bank & Trust Company, as
          Trustee.
 4.3   -- Preferred Securities Guarantee Agreement dated as of November 6, 1996, between Designer Holdings, as
          Guarantor and IBJ Schroder Bank & Trust Company, as Preferred Guarantee Trustee, with respect to the
          Preferred Securities of Designer Finance Trust.
10.1   -- Credit Agreement, dated as of August 12, 1997 (the 'U.S. $600,000,000 Credit Agreement'), among Warnaco
          Inc., as Borrower, and Warnaco and The Bank of Nova Scotia and Citibank, N.A. as Managing Agents, Citibank,
          N.A. as Documentation Agent, The Bank of Nova Scotia as Administrative Agent, Competitive Bid Agent, Swing
          Line Bank and an Issuing Bank and certain other lenders named therein.
10.2   -- Second Amended and Restated Credit Agreement, dated as of August 12, 1997 (the 'U.S. $300,000,000 Credit
          Agreement'), among Warnaco Inc., as the U.S. Borrower, Warnaco (HK) Ltd., as the Foreign Borrower, Warnaco,
          as a Guarantor, Citibank, N.A., as the Documentation Agent, The Bank of Nova Scotia, as the Administrative
          Agent, and certain other lenders named therein.
10.3   -- First Amendment to the U.S. $300,000,000 Credit Agreement, dated as of October 14, 1997 among Warnaco Inc., as the U.S. Borrower, Warnaco (HK) Ltd. as the Foreign Borrower, Warnaco, Citibank, N.A., as the
          Documentation Agent, The Bank of Nova Scotia, as Administrative Agent, and certain other lenders party thereto.
10.4   -- Amended and Restated License Agreement dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and
          Warnaco Inc.
10.5   -- Amended and Restated Design Services Agreement dated as of January 1, 1996, between Polo Ralph Lauren
          Enterprises, L.P. and Warnaco Inc.
11.1   -- Earnings per share.
27.1   -- Financial Data Schedule

     (b) Reports on Form 8-K.

     The Company filed one report on Form 8-K on October 3, 1997 during the third quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 12, 1997                   By:     /S/ WILLIAM S. FINKELSTEIN
                                             ...................................
                                                   WILLIAM S. FINKELSTEIN
                                              DIRECTOR, SENIOR VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
                                             PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER




Date: November 12, 1997                   By:     /S/ STANLEY P. SILVERSTEIN
                                             ...................................
                                                   STANLEY P. SILVERSTEIN
                                            VICE PRESIDENT, GENERAL COUNSEL AND
                                                        SECRETARY

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'