Form 10-K405
period 1998-01-03
WARNACO GROUP INC /DE/
filed 1998-04-03
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

       X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
                 OR

      __         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10857
                         ------------------------------
                            THE WARNACO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 95-4032739
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                     90 PARK AVENUE                                                  10016
                NEW YORK, NEW YORK 10016                                          (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Class A Common Stock, par value $0.01 per share     New York Stock Exchange
Convertible Trust Originated Preferred
  Securities*                                       New York Stock Exchange

------------------
*Issued by Designer Finance Trust. Payments of distributions and payment on liquidation or redemption are guaranteed by the registrant.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                         ------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]      No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
     The aggregate market value of the Class A Common Stock, the only voting stock of the registrant issued and outstanding, held by non-affiliates of the registrant as of April 1, 1998, was approximately $2,143,544,000.
     The number of shares outstanding of the registrant's Class A Common Stock as of April 1, 1998: 63,048,069.
     Documents incorporated by reference: The definitive Proxy Statement of The Warnaco Group, Inc. relating to the 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

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

     The Company and its subsidiaries design, manufacture and market a broad line of women's intimate apparel, such as bras, panties, sleepwear, shapewear and daywear, and men's apparel, such as sportswear, underwear and accessories, all of which are sold under a variety of internationally recognized owned and licensed brand names. During fiscal 1997, the Company acquired Designer Holdings Ltd. ('Designer Holdings'), which develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors, and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK/Calvin Klein Jeans'r' and CK/Calvin Klein/Khakis'r' labels. During fiscal 1996, the Company made three strategic acquisitions, GJM, Lejaby and Bodyslimmers, designed to increase the breadth of the Company's product lines and increase the worldwide distribution of the Company's products. In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein'r' men's underwear and licensed the Calvin Klein trademark for men's accessories. In addition, the acquisition included the worldwide trademarks and rights of Calvin Klein women's intimate apparel.

     The Company's growth strategy is to continue to capitalize on its highly recognized brand names worldwide while broadening its channels of distribution and improving manufacturing efficiencies and cost controls. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates three divisions, Intimate Apparel, Menswear and Retail Outlet Stores, which accounted for 65.6%, 29.7% and 4.7%, respectively, of net revenues in fiscal 1997, with the Intimate Apparel Division accounting for a larger percentage of the Company's gross profit for the same period.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Valentino Intimo'r', Van Raalte'r', White Stag'r', Fruit of the Loom'r', Bodyslimmers'r', Marilyn Monroe'r' and Speedo'r' brand names. In addition, the Intimate Apparel Division designs, manufactures and markets men's underwear under the Calvin Klein brand name. The Intimate Apparel Division is the leading marketer of women's bras to department and specialty stores in the United States, accounting for 34% of such women's bra sales in 1997. The Warner's and Olga brand names, which are owned by the Company, are 124 and 57 years old, respectively.

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

     In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name and has built its market share to over 6% in the mass merchandise market. This license was renewed by the Company in 1994. In late 1994, the Company purchased the Van Raalte trademark for $1.0 million and launched an intimate apparel line through Sears stores in July 1995.

     The Menswear Division designs, manufactures, imports and markets moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Calvin Klein and Catalina'r' brand names. In December 1997, the Company completed the acquisition of Designer Holdings which develops, manufactures and markets designer jeanswear and jeans related sportswear for men, women and juniors under the Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis labels. The Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis brands will complement the Company's existing product lines, including Calvin Klein underwear for men and women and Calvin Klein men's accessories. Chaps by Ralph Lauren has increased its net revenues by approximately 600% since 1991 from $39.0 million to $272.3 million in 1997, predominantly by refocusing its products to the age 25 to 50 consumer and by using natural fibers in its products. In 1995, the Company extended its Chaps by Ralph Lauren license through December 31, 2004. The Menswear Division's strategy is to build on the strength of its owned and licensed brand names and eliminate those businesses which generate a profit contribution below the Company's required return. Consistent with this strategy, the Company has eliminated several underperforming brands since 1992, including its Hathaway business, which was sold to a group of investors in November 1996.

     The Company has been expanding its brand names throughout the world by increasing the activities of its wholly-owned operating subsidiaries in Canada, Europe and Mexico. International operations generated $290.4 million, or 20.2%, of the Company's net revenues in fiscal 1997, compared to $212.4 million, or 20.0%, of the Company's net revenues in fiscal 1996 and $135.5 or 14.8% in fiscal 1995. The Company attributes such increase primarily to the acquisition of Lejaby in July 1996.

     The Company's business strategy with respect to its Retail Outlet Stores Division is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers and to shift to more profitable intimate apparel stores to improve its margins. The Company had 106 stores at the end of fiscal 1997 (including two stores in Canada, 11 stores in the United Kingdom and one in France) compared to 73 stores and 61 stores at the end of fiscal 1996 and fiscal 1995, respectively. In 1997, 35 stores were added as a result of the acquisition of Designer Holdings.

     The Company's products are distributed to over 16,000 customers operating more than 26,000 department, specialty and mass merchandise stores, including such leading retailers in the United States as Dayton-Hudson, Macy's and other units of Federated Department Stores, J.C. Penney, Victoria's Secret, The May Department Stores, Mercantile Stores, Sears, Kmart and Wal-Mart and such leading retailers in Canada as The Hudson Bay Company and Zeller's. The Company's products are also distributed to such leading European retailers as House of Fraser, British Home Stores, Harrods, Galeries Lafayette, Au Printemps and El Corte Ingles. The Company has a joint venture with News Corp. Limited to further expand its channels of distribution and market the products of the Company and others directly to consumers in Asia and the Middle East through the Satellite Television Asian Region Network ('STAR').

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates within one industry segment, the design, manufacture, distribution and marketing of apparel. No customer accounted for 10% or more of the Company's net revenues in the three years ended in fiscal 1997. See Note 7 to the Consolidated Financial Statements on pages F-1 to F-31.

  (C) NARRATIVE DESCRIPTION OF BUSINESS.

     The Company designs, manufactures and markets a broad line of women's intimate apparel, and men's apparel and accessories sold under a variety of internationally recognized brand names owned or licensed by the Company. The Company operates three divisions, Intimate Apparel, Menswear and

Retail Outlet Stores, which accounted for 65.6%, 29.7% and 4.7% respectively, of net revenues in fiscal 1997.

INTIMATE APPAREL

     The Company's Intimate Apparel Division designs, manufactures and markets women's intimate apparel, which includes bras, panties, sleepwear, shapewear and daywear. The Company also designs and markets men's underwear. The Company's bra brands accounted for 34% of women's bra sales in the 1997 calendar year in department and specialty stores in the United States. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium priced range distributed through leading department and specialty stores. In order to expand its market penetration in recent years, the Company (i) in 1991, entered into a license agreement with Fruit of the Loom, Inc., and in June 1992, began to distribute moderate priced bras, daywear and other related items under this license through mass merchandise stores, (ii) in March 1994, acquired the worldwide trademarks, rights and businesses of Calvin Klein men's underwear and the worldwide trademarks, rights and businesses of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994, (iii) in late 1994, purchased the Van Raalte trademark for $1 million and launched an intimate apparel line through Sears stores in July 1995, (iv) in June 1995, entered into an agreement to manufacture and distribute intimate apparel products under the Speedo brand name, (v) in February 1996, acquired substantially all of the assets of GJM, a private label manufacturer of women's sleepwear and lingerie,
(vi) in fiscal 1996, acquired the stock and assets of the Lejaby/Euralis Group of Companies, a leading European manufacturer and marketer of intimate apparel,
(vii) in June 1996, acquired the business of Bodyslimmers, a marketer of body slimming undergarments targeted at aging baby boomers, and (viii) in December 1996, launched the Marilyn Monroe brand of intimate apparel and sleepwear.

     The intimate apparel division markets its lines under the following brand names:

            BRAND NAME                           PRICE RANGE                        TYPE OF APPAREL
-----------------------------------  -----------------------------------   ---------------------------------

Valentino Intimo...................                premium                         intimate apparel
Lejaby(1)..........................           better to premium                    intimate apparel
Bodyslimmers(1)....................           better to premium                    intimate apparel
Calvin Klein.......................           better to premium            intimate apparel/men's underwear
Olga...............................                better                          intimate apparel
Speedo sports bras.................                better                          intimate apparel
Marilyn Monroe(2)..................                better                          intimate apparel
Warner's...........................       upper moderate to better                 intimate apparel
Van Raalte.........................               moderate                         intimate apparel
Fruit of the Loom..................               moderate                         intimate apparel
White Stag.........................               moderate                         intimate apparel

------------------

(1) Business acquired in fiscal 1996.

(2) New product line introduced in December 1996.

                            ------------------------
     The Company owns the Warner's, Olga, Calvin Klein (underwear and intimate apparel), Lejaby, Bodyslimmers and Van Raalte brand names and trademarks which account for approximately 80% of the Company's Intimate Apparel net revenues. The Company also has exclusive licenses in perpetuity for the White Stag trademark for women's sportswear and intimate apparel and the Speedo trademark for women's sports bras. The Company licenses the other brand names under which it markets its product lines, primarily on an exclusive basis. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The Warner's brand is 124 years old and the Olga brand is 57 years old.

     In August 1991, the Company entered into an exclusive license agreement with Fruit of the Loom, Inc. ('Fruit of the Loom') for the design, manufacture and marketing of moderate priced bras which are distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name. The license agreement has since been extended to include full slips, half slips, camisoles and petticoats as well as coordinated fashion sets (bras and panties) and certain control bottoms. The Company began shipping Fruit of the Loom products in June 1992 and has built its current market share to over 6% in the mass merchandise market. The agreement with Fruit of the Loom has allowed the Company to enter the mass merchandise market, which is growing faster than the department and specialty store market.

     In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein men's underwear, and effective January 1, 1995, the worldwide trademark, rights and business of Calvin Klein women's intimate apparel. The purchase price was approximately $60.9 million and consisted of cash payments of $33.1 million in fiscal 1994, $5.0 million in fiscal 1995 and the issuance of 1,699,492 shares of the Company's Common Stock with a fair market value of $22.8 million for such shares. Since that time, the Company has acquired the business of several former international licensees and distributors of Calvin Klein underwear products including those in Canada, Germany, Italy, Portugal and Spain. In addition, the Company entered into an exclusive worldwide license agreement to produce men's accessories and small leather goods under the Calvin Klein label. The Calvin Klein underwear brand accounted for net revenues of $318.7 million in fiscal 1997, an increase of 30.5% over the $244.3 million recorded in fiscal 1996 and nearly six times greater than the $55.0 million recorded in fiscal 1994, the first year of the acquisition.

     In fiscal 1996, the Company acquired GJM, a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers, a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers. The purchase of Bodyslimmers increased the Company's presence in a growing segment of the intimate apparel market. In July 1996, the Company acquired Lejaby.

     Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products, including Calvin Klein, in the critical European market. In December 1996, the Company introduced its Marilyn Monroe line of intimate apparel designed to expand the Company's product offerings. These acquisitions, along with the introduction of the Marilyn Monroe line, contributed $183.3 million in net revenues for fiscal 1997, nearly 20% of the Company's Intimate Apparel net revenues.

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

     The Company believes that a shift in consumer attitudes is stimulating growth in the intimate apparel industry. Women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift has been driven by the expansion of intimate apparel specialty stores and catalogs, such as Victoria's Secret, and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by obtaining the licenses to produce intimate apparel under the Valentino Intimo name in the premium end of the market and the Marilyn Monroe name in the better end of the market and by continuing to introduce new products under the Warner's and Olga brands in the better end of the market, by obtaining the license from Fruit of the Loom to produce bras, daywear and other related items, and by producing White Stag bras for the mass merchandise segment of the market, by acquiring the Calvin Klein trademarks for premium priced women's intimate apparel and better priced men's underwear, by purchasing the Van Raalte trademark and introducing an intimate apparel line through Sears stores in July 1995, by entering an agreement to manufacture and distribute intimate apparel products under the Speedo brand name and by making strategic acquisitions to expand product lines and distribution channels such as GJM, Lejaby and Bodyslimmers in 1996. The Company has further improved its position by continuing to strengthen its relationships with its department store, specialty store and mass merchandise customers.

     The Intimate Apparel Division's net revenues have increased at a compound annual growth rate of 18.5% since 1991, to $941.2 million in fiscal 1997, as the Company has increased its penetration with existing accounts, expanded sales to new customers such as Van Raalte to Sears and Fruit of the Loom to mass merchandisers such as Wal-Mart and Kmart and broadened its product lines to include men's underwear. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing approximately eight million dozen garments per year.

     The Company's bras are sold primarily in the department and specialty stores, the Company's traditional customer base for intimate apparel. In June 1992, the Company expanded into a new channel of distribution, mass merchandisers, with its Fruit of the Loom product line, which offers a range of styles designed to meet the needs of the consumer profile of this market. The Company also sees opportunities for continued growth in the Intimate Apparel Division for bras specifically designed for the 'full figure' market, as well as in its panty and daywear product lines, and acquired Bodyslimmers in June 1996 to provide important brand name recognition in this growing segment of the intimate apparel market.

     The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland and Germany in Europe and in the Philippines, Sri Lanka, the People's Republic of China and Hong Kong in Asia. International sales accounted for approximately 30.1% of the Intimate Apparel Division's net revenues in fiscal 1997 compared to 25.4% in fiscal 1996 and 18.4% in fiscal 1995. The increase in international net revenues is primarily attributable to the acquisition of Lejaby in July 1996 and increased net revenues for Calvin Klein Europe. The Company has acquired the businesses of several former distributors and licensees of its Calvin Klein underwear products in the past three years, including those in Canada, Germany, Italy, Portugal and Spain. The Company's objective in acquiring its former licensees and distributors is to expand its business in foreign markets through a coordinated set of product offerings, marketing and pricing strategies and by consolidating distribution to obtain economies of scale. Net revenues attributable to the international divisions of the Intimate Apparel Division were $282.9 million, $204.1 million and $126.7 million in fiscal 1997, 1996 and 1995, respectively. Management's strategy is to increase its market penetration in Europe and to open additional channels of distribution. In 1994, the Company entered into a joint venture with News Corp. Limited to market, on an exclusive basis, the products of the Company and others over the STAR network, serving Asia and the Middle East. The STAR network reaches over 60 million households in 53 countries in an area that includes two-thirds of the world's population. Initial shipments of merchandise to STAR were made in the fourth quarter of fiscal 1995.

     The Company's intimate apparel products are manufactured principally in the Company's facilities in North America, Central America, the Caribbean Basin, the United Kingdom, France, Ireland, Morocco (joint venture), the Philippines, Sri Lanka and the People's Republic of China. Over the last three years the Company has opened one new manufacturing facility in response to increased demand. In addition, to support anticipated future growth, the Company has plans to open in Mexico during 1998 two new manufacturing facilities, a cutting facility and a distribution facility. Certain direct and incremental plant start-up costs associated with the establishment of new manufacturing facilities in countries where special efforts are needed to recruit and train entire work forces are capitalized and amortized over five years. See Note 1 to the Consolidated Financial Statements. Capitalized costs represent direct and incremental costs associated with a new facility and include site selection and site development, worker training costs, rent and other operating costs incurred prior to achieving full production in the facility. Amortization of these costs, together with the initial inefficiencies associated with new facilities, resulted in a lower gross margin during the 1993 and 1994 fiscal years. The Company has realized a portion of the benefits associated with these plants in fiscal 1995 through fiscal 1997 with Intimate Apparel Division gross profit margin increasing 300 basis points since fiscal 1994. See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 to 24. The Company believes it takes approximately five years before new facilities achieve the manufacturing efficiencies of established plants.

     Although the Intimate Apparel Division generally markets its product lines for three retail selling seasons (spring, fall and holiday), its sales and revenues are somewhat seasonal. Approximately 60% of the Intimate Apparel Division's net revenues and operating income were generated during the second half of the 1997 fiscal year.

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

     The Menswear Division markets its lines under the following brand names:

             BRAND NAME                           PRICE RANGE                         TYPE OF APPAREL
------------------------------------  ------------------------------------   ---------------------------------

Calvin Klein........................             better/premium              men's underwear (a) and
                                                                               accessories, men's, women's and
                                                                               juniors designer jeanswear and
                                                                               jeans related sportswear
Chaps by Ralph Lauren...............             upper moderate              dress shirts, neckwear, knit and
                                                                               woven sport shirts, sweaters,
                                                                               sportswear and bottoms
Catalina............................                moderate                 men's and women's sportswear and
                                                                               dress shirts and furnishings

------------------

(a) See Intimate Apparel Division.

                            ------------------------

     The Calvin Klein, Chaps by Ralph Lauren and Catalina accessories brand names are licensed on an exclusive basis by the Company.

     The Menswear Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses which generate a profit contribution below the Company's required return. In order to improve profitability, the Company (i) did not renew its Golden Bear by Jack Nicklaus'r' license, which expired in June 1994, (ii) sold its Hathaway dress shirt business in November 1996 and (iii) acquired Designer Holdings during the fourth quarter of 1997. The Company recorded losses associated with exiting the Hathaway business of approximately $46.0 million in 1996 and $10.6 million in fiscal 1997, consisting of operating losses incurred prior to the disposition and losses related to the write-down of the Hathaway assets, including intangible assets. The acquisition of Designer Holdings contributed $133.3 million to net revenues in fiscal 1997.

     Despite the strategic decision to discontinue approximately $140.0 million of annualized net revenues in underperforming brands, the Menswear Division's net revenues have increased at a compound annual growth rate of 15.4% since 1991 to $425.9 million in fiscal 1997. The reduction in net revenues from discontinued brands has been more than offset by the success of the Chaps by Ralph Lauren brand which has increased its net revenues by approximately 600% since fiscal 1991 to $272.3 million in fiscal 1997, and the addition of the Calvin Klein jeanswear and jeans related sportswear brands.

     Sportswear. In 1989, the Company began repositioning its Chaps by Ralph Lauren product lines by changing to the use of all natural fibers and updating its styling, which has generated significant net revenue increases, as mentioned above. In 1994, the Company sold or terminated its licenses for Christian Dior sportswear, neckwear, dress shirts and accessories. In addition, the Company did not renew its Golden Bear by Jack Nicklaus license which expired in June 1994. In 1993, the Company entered into a license agreement to design men's and women's sportswear and men's dress shirts and furnishings bearing the Catalina trademark. Catalina products are sold through the mass merchandise segment of the market, generating royalty income of approximately $3.0 million in fiscal 1997.

     Accessories. The Menswear Division markets men's small leather goods and belts and soft side luggage under the Calvin Klein brand name pursuant to a worldwide license. The first shipments of Calvin Klein accessories were made in the third quarter of fiscal 1995 to United States customers. The line has already grown significantly, accounting for approximately $17.3 million and $11.1 million of net revenues in fiscal 1997 and 1996, respectively. Management believes that one of the strengths of its accessories lines is the high level of international consumer recognition associated with the Calvin Klein label. The Company's strategy is to expand the accessories business, which has consistently generated higher margins than other menswear products.

     International sales accounted for approximately 4.0% of net revenues of the Menswear Division in fiscal 1996. Net revenues attributable to international operations of the Menswear Division were $8.3 million and $8.8 million in fiscal 1996 and 1995, respectively. The decrease in international sales over the last three years reflects the Company's strategic decision to exit the Hathaway business and terminate the Christian Dior licenses. The Company expects to generate future revenue from international sales of Calvin Klein accessories.

     Sportswear apparel (knit shirts and sweaters and other apparel) is sourced principally from the Far East. Dress shirts are sourced from the Far East and the Caribbean Basin. Accessories are sourced from the United States, Europe and the Far East. Neckwear is sourced primarily from the United States.

     The Menswear Division, similar to the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences, market trends and to coincide with the appropriate retail selling season. Sales of the Menswear Division's product lines follow individual seasonal shipping patterns ranging from one season to three seasons, with multiple releases in some of the division's more fashion-oriented lines. Consistent with industry and consumer buying patterns, approximately 62.0% of the Menswear Division's net revenues and 77.0% of the Menswear Division's operating income (excluding the Designer Holdings acquisition in the fourth quarter of fiscal 1997) were generated in the second half of the calendar year, reflecting the strength of the fall and holiday shopping seasons.

RETAIL OUTLET STORES DIVISION

     The Retail Outlet Stores Division primarily sells the Company's products to the general public. The Company's business strategy with respect to its retail outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory, thereby limiting its exposure to off-price retailers. The Company's retail outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. Operating income for the Retail Outlet Stores Division in fiscal 1997 improved 22.4% over fiscal 1996 to $7.1 million. As of January 3, 1998, the Company operated 106 stores.

INTERNATIONAL OPERATIONS

     The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland, the Netherlands and Germany in Europe, which engage in sales, manufacturing and marketing activities. The results of the Company's operations in these countries are influenced by the movement of foreign currency exchange rates. With the exception of the fluctuation in the rates of exchange of the local currencies in which these subsidiaries conduct their business, the Company does not believe that the operations in Canada and Western Europe are subject to risks which are significantly different from those of the domestic operations. Mexico has historically been subject to high rates of inflation and currency restrictions which may, from time to time, impact the Mexican operation. The Company also sells directly to customers in Mexico. Net revenues from these shipments represent less than 1% of the Company's net revenues.

     The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, the Dominican Republic, Canada, Ireland, the United Kingdom, France, Morocco (joint venture), Sri Lanka, the People's Republic of China and the Philippines. The Company maintains warehousing facilities in Canada, Mexico, the United Kingdom, Spain, Belgium, Italy, Austria, Switzerland, France and Germany and contracts for warehousing in the Netherlands. The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. The Company's policy is to have many potential sources of manufacturing so that a disruption at any one facility will not significantly impact the Company.

     The majority of the Company's purchases which are imported into the United States are invoiced in United States dollars and, therefore, are not subject to currency fluctuations. Those transactions denominated in foreign currencies are hedged to minimize any impact of such currency fluctuations.

SALES AND MARKETING

     The Intimate Apparel and Menswear Divisions sell to over 16,000 customers operating more than 26,000 department, mass merchandise and men's and women's specialty store doors throughout North America and Europe. None of the Company's customers accounted for more than 10% of the Company's net revenues during the fiscal year ended January 3, 1998.

     The Company's retail customers are served by approximately 300 sales representatives. The Company also employs marketing coordinators who work with the Company's customers in designing in-store displays and planning the placement of merchandise. The Company has implemented Electronic Data Interchange ('EDI') programs with most of its retailing customers which permit the Company to receive purchase orders electronically and, in some cases, to transmit invoices electronically. These innovations assist the Company in providing products to customers on a timely basis.

     The Company utilizes various forms of advertising media. In fiscal 1997, the Company spent approximately $86.2 million, or 6.0% of net revenues, for advertising and promotion of its various product lines, compared with $59.5 million, or 5.6% of net revenues in fiscal 1996. The statement of income for fiscal 1995 includes a special charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million after income tax benefits) related to the change in accounting for certain advertising costs in accordance with Statement of Position 93-7, 'Reporting on Advertising Costs,' ('SOP 93-7') issued by the American Institute of Certified Public Accountants in December 1993, for years beginning after July 1994. The increase in advertising costs in fiscal 1997, compared with fiscal 1996, reflects the Company's desire to maintain its strong market position in Calvin Klein underwear and Warner's, Olga, and Fruit of the Loom intimate apparel. The Company participates in advertising on a cooperative basis with retailers, principally through newspaper advertisements.

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

     The Company believes that it has a significant competitive advantage because of high consumer recognition and acceptance of its owned and licensed brand names and its strong presence and market share in the major department, specialty and mass merchandise store chains.

     A substantial portion of the Company's sales are of products, such as intimate apparel and men's underwear, that are basic and not very susceptible to rapid design changes. This relatively stable base of business is a significant contributing factor to the Company's favorable competitive and cost position in the apparel industry.

RAW MATERIALS

     The Company's raw materials are principally cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials used by the Intimate Apparel and Menswear Division are available from multiple sources.

IMPORT QUOTAS

     Substantially all of the Company's Menswear Division's sportswear products are manufactured by contractors located outside the United States. These products are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. While importation of goods from certain countries may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas through its Washington, D.C. office and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. The existence of import quotas has, therefore, not had a material effect on the Company's business. Substantially all of the Company's Intimate Apparel Division's products are manufactured in the Company's facilities located in Mexico, the Caribbean Basin, Europe and Asia. The Company's policy is to have many potential manufacturing sources so that a disruption at any one facility will not significantly impact the Company.

EMPLOYEES

     As of January 3, 1998, the Company and its subsidiaries employ approximately 20,000 employees. Approximately 20.0% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 2004. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States and Mexico. The Company's license to develop, manufacture and market designer jeanswear and jeans related sportswear under the Calvin Klein trademark in North, South and Central America extends for an initial term expiring on December 31, 2034 and is extendable at the Company's option for a further 10 year term expiring on December 31, 2044. The Company's license to use the Valentino Intimo trademark for intimate apparel in the United States, its territories and possessions, Puerto Rico and Canada, expires on December 31, 2002, and is extendable subject to the mutual agreement of the parties. In October 1995, the Company entered into a worldwide licensing arrangement granting the Company exclusive, worldwide rights to use the Valentino Intimo trademark for intimate apparel for a period coterminous with the Company's United States license, through December 31, 2002, subject to extension by mutual agreement of the parties. The Company has an exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico through December 31, 1998, subject to renewal for a further term by mutual agreement of the parties.

     The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories is for a period of five years through June 30, 1999 and is renewable for a five year period through June 30, 2004, solely at the option of the Company. The Company has entered into license agreements with Authentic Fitness Corporation to produce and sell men's and women's sportswear and men's dress shirts and furnishings under the Catalina label and certain intimate apparel under the Speedo label. The Company's exclusive license to use the Catalina trademark for these products worldwide expires in December 2003 and the Company's exclusive license to use the Speedo name for intimate apparel products continues in perpetuity.

     The Company is the exclusive worldwide licensee of the Estate of Marilyn Monroe for use of the name, voice, image and likeness of Marilyn Monroe on men's, boys', women's and girls' underwear, sleepwear, bodywear and certain activewear products, for a five year period expiring December 31, 2000, with two successive five year renewal periods through December 31, 2005 and December 31, 2010, respectively, each at the Company's option. Under a separate license arrangement with Twentieth Century Fox Licensing and Merchandising, the Company has been granted the right to use artwork, film titles, and other creative elements of films owned or controlled by Fox, Inc., in which Marilyn Monroe appeared, on and in connection with the products produced by the Company under its license agreement with the Estate of Marilyn Monroe, for a period coterminous with that license agreement, including subsequent renewals of that agreement.

     Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

     The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear and sleepwear, Calvin Klein women's intimate apparel and sleepwear, Van Raalte, Lejaby, Rasurel and Bodyslimmers. The Company has a license in perpetuity for White Stag women's sportswear and intimate apparel as well as Speedo sports bras.

     The Company licenses the Warner's, White Stag, Catalina and Calvin Klein brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with licensees to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into distribution or license agreements with other companies that would permit such companies to market products under the Company's trademarks. Generally, in evaluating a potential distributor or licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from licensing was approximately $12.2 million, $10.3 million and $10.8 million in fiscal 1997, 1996 and 1995, respectively.

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     A substantial portion of net revenues is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     The information required by this portion of Item 1 is incorporated herein by reference to Note 7 to the Consolidated Financial Statements on pages F-1 to F-31.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut, California and New York, pursuant to leases that expire in 1999, 2000 and 2007, respectively.

     The Company has nine domestic manufacturing and warehouse facilities located in Connecticut, Georgia, Pennsylvania, Tennessee, South Carolina, Massachusetts and New Jersey and 31 international manufacturing and warehouse facilities located in Canada, Costa Rica, the Dominican Republic, France, Germany, Honduras, Mexico, People's Republic of China, the Philippines, Sri Lanka, the United Kingdom, Ireland, Spain, Belgium, Italy, Switzerland, Holland and Austria. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns six of its domestic and three of its international facilities. The balance of the facilities are leased. Lease terms, except for five month-to-month leases, expire from 1998 to 2020. No facility is underutilized, except for the facility located in Dothan, Alabama, which has discontinued operations and which the Company has listed for sale.

     The Company leases sales offices in a number of major cities, including Dallas and New York in the United States; Brussels, Belgium; Dusseldorf and Frankfurt, Germany; Toronto, Canada; Lausanne, Switzerland; Milan, Italy; Paris, France; and Hong Kong. The sales office leases expire between 1998 and 2008 and are generally renewable at the Company's option. The Company also occupies offices in London, England subject to a freehold lease which expires in 2114. The Company leases 106 retail outlet store locations. Outlet store leases, except for two month-to-month leases, expire from 1998 to 2008 and are generally renewable at the Company's option.

     All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. The Company has expanded its production capacity in Mexico and the Caribbean Basin during the last three years.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a special meeting of its stockholders on December 12, 1997 to vote upon a proposal to approve the issuance of shares of the Company's Class A Common Stock in connection with the Agreement and Plan of Merger, dated as of September 25, 1997, among the Company, WAC Acquisition Corporation and Designer Holdings. The result of the voting was as follows:

Shares voted for the proposal...........................................................   44,286,313
Shares voted against the proposal.......................................................        8,798
Shares abstained........................................................................       84,153

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their age and their position are set forth below.

                       NAME                           AGE                        POSITION
---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   52    Director, Chairman of the Board, President and
                                                              Chief Executive Officer
William S. Finkelstein.............................   49    Director, Senior Vice President and Chief Financial
                                                              Officer
Stanley P. Silverstein.............................   45    Vice President, General Counsel and Secretary
Carl J. Deddens....................................   45    Vice President and Treasurer

     Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Travelers Group Inc., the New York Stock Exchange, Applied Graphics Technologies, Inc. and Authentic Fitness Corporation.

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

                                                                                         DIVIDEND
PERIOD                                                                  HIGH      LOW    DECLARED
---------------------------------------------------------------------   ----      ---    --------

1996:
     First Quarter...................................................   $27 1/2   $21 1/2    $.07
     Second Quarter..................................................   $31 1/4   $24 1/4    $.07
     Third Quarter...................................................   $25 3/4   $21 5/8    $.07
     Fourth Quarter..................................................   $29 5/8   $22 3/4    $.07

1997:
     First Quarter...................................................   $33 3/8   $26 5/8    $.08
     Second Quarter..................................................   $34       $27 15/16  $.08
     Third Quarter...................................................   $35 9/16  $30 15/16  $.08
     Fourth Quarter..................................................   $33 1/4   $26 3/4    $.09

1998:
     First Quarter (through March 31, 1998)..........................   $39 9/16  $30        $.09(1)

------------

(1) On February 19, 1998, the Company declared its regular quarterly cash dividend of $.09 per share payable on April 9, 1998 to stockholders of record as of March 12, 1998.

                            ------------------------

     As of March 31, 1998, there were 216 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     In fiscal 1995, the Company initiated a regular cash dividend of $0.28 per share per annum. The initial cash dividend was paid on June 30, 1995. On February 20, 1997, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. On November 21, 1997, the Company's Board of Directors approved an increase in the quarterly cash dividend to $0.09 per share, which was paid on January 6, 1998.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is consolidated statement of income data with respect to the fiscal years ended January 6, 1996, January 4, 1997 and January 3, 1998, and consolidated balance sheet data at January 4, 1997 and January 3, 1998, all of which are derived from, and qualified by reference to, the audited consolidated financial statements included herein and such data should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended January 8, 1994 and January 7, 1995 and the consolidated balance sheet data at January 8, 1994, January 7, 1995 and January 6, 1996 are derived from audited consolidated financial statements not included herein.

                                                                  FISCAL YEAR ENDED
                                        ---------------------------------------------------------------------
                                        JANUARY 8,     JANUARY 7,     JANUARY 6,     JANUARY 4,    JANUARY 3,
                                        1994(a)(b)      1995(a)       1996(e)(f)      1997(g)       1998(h)
                                        ---------------------------------------------------------------------
                                                     (IN MILLIONS, EXCEPT RATIOS AND SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenues........................    $   703.8      $   788.8      $   916.2      $ 1,063.8     $ 1,435.7
Gross profit........................        236.4          255.8          309.7          327.7         432.2
Income before interest and income
  taxes.............................         69.7           96.2          113.9           26.0          82.8
Interest expense....................         38.9           32.5           33.9           32.4          45.9
Income (loss) from continuing
  operations........................         53.3           63.3           49.6           (8.2)         23.0
Net income (loss) applicable to
  Common Stock(d)...................         24.1           63.3           46.5           (8.2)         23.0
Dividends on Common Stock...........           --             --            9.5           14.5          17.3
Per Share Data(d):
Income (loss) from continuing
  operations:
    Basic...........................    $  1.34(c)     $  1.53(c)     $    1.12      $   (0.16)    $    0.44
    Diluted.........................    $  1.34(c)     $  1.53(c)     $    1.10      $   (0.16)    $    0.42
Net income (loss):
    Basic...........................    $    0.61      $    1.53      $    1.05      $   (0.16)    $    0.44
    Diluted.........................    $    0.61      $    1.53      $    1.03      $   (0.16)    $    0.42
Weighted average number of shares of
  Common Stock outstanding(d):
    Basic...........................    39,770,482     41,285,355     44,214,690     51,308,017    52,813,982
    Diluted.........................    39,770,482     41,285,355     45,278,117     51,308,017    54,820,728
Divisional Summary Data:
  Net revenues:
    Intimate Apparel................    $   423.2      $   565.3      $   689.2      $   802.0     $   941.2
    Menswear........................        243.2          183.8          185.7          214.4         425.9
    Retail Outlet Stores............         37.4           39.7           41.3           47.4          68.6
                                        ----------     ----------     ----------     ----------    ----------
                                        $   703.8      $   788.8      $   916.2      $ 1,063.8     $ 1,435.7
                                        ----------     ----------     ----------     ----------    ----------
                                        ----------     ----------     ----------     ----------    ----------
    Percentage of net revenues:
    Intimate Apparel................         60.1 %         71.7 %         75.2 %         75.4 %        65.6 %
    Menswear........................         34.6           23.3           20.3           20.2          29.7
    Retail Outlet Stores............          5.3            5.0            4.5            4.4           4.7
                                        ----------     ----------     ----------     ----------    ----------
                                            100.0 %        100.0 %        100.0 %        100.0 %       100.0 %
                                        ----------     ----------     ----------     ----------    ----------
                                        ----------     ----------     ----------     ----------    ----------
BALANCE SHEET DATA:
    Working capital.................    $   122.0      $   104.5      $   307.5      $   210.6     $   447.3
    Total assets....................        688.6          780.6          941.1        1,142.9       1,727.7
    Long term debt (excluding
      current maturities)...........        245.5          206.8          194.3          215.8         354.3
    Stockholders' equity............        159.1          240.5          500.3          475.7         808.1

------------------

 (a) In October 1993, the Company discontinued a portion of its men's manufactured dress shirt and neckwear business segment. This resulted in a pre-tax charge of $19.9 million. Additionally, the Company incurred a $2.6 million pre-tax charge associated with a previously discontinued business. The total non-recurring charges recorded in fiscal 1993 were $22.5 million or $0.33 per diluted share. In fiscal 1994, the Company recorded a $3.0 million pre-tax charge (or $0.04 per diluted share) related to the California earthquake.

 (b) Fiscal 1993 includes a $10.5 million after-tax charge ($0.27 per diluted share) for the cumulative effect of a change in accounting for postretirement benefits other than pensions and an $18.7 million after-tax extraordinary charge ($0.47 per diluted share) to write-off deferred financing costs and losses under related interest rate swap agreements.

 (c) Income reflects the benefits of utilizing the Company's net operating loss carryforward to offset the Company's federal income tax provision. Income before non-recurring items, after giving effect to a full tax provision at the Company's effective income tax rate of 38.0%, was $41.1 million (or $1.00 per share) in fiscal 1994 and $33.0 million (or $0.83 per share) in fiscal 1993.

 (d) All share and per share amounts have been restated to reflect the two-for-one stock split effective October 3, 1994 and the impact of Statement of Financial Accounting Standards No. 128, 'Earnings Per Share', adopted effective January 3, 1998.

                                              (footnotes continued on next page)

 (e) Effective with the 1995 fiscal year, the Company adopted the provisions of SOP 93-7 which requires, among other things, that certain costs which had previously been deferred and amortized against future revenues be expensed when the advertisement first runs. The Company incurred a pre-tax charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million net of income tax benefits, or $0.17 per diluted share) in the fourth quarter of fiscal 1995.

 (f) Fiscal 1995 includes a $3.1 million after-tax extraordinary charge ($0.06 per diluted share) to write-off deferred financing costs.

 (g) Fiscal 1996 includes pre-tax charges related to the sale of the Company's Hathaway dress shirt operations of $46.0 million, consolidation and realignment of the Company's Intimate Apparel Division of $72.1 million and other items of $20.4 million. Total non-recurring items were $138.5 million ($88.8 million net of income tax benefits, or $1.67 per diluted share).

 (h) Fiscal 1997 reflects the acquisition of Designer Holdings during the fourth quarter and includes pre-tax charges related to the merger and integration of 1996 and 1997 acquisitions and the completion in 1997 of certain consolidation and restructuring actions announced in 1996. Total non-recurring items were $130.8 million ($81.1 million net of income tax benefits, or $1.48 per diluted share). Excluding non-recurring items, net income and net income per diluted share was $104.1 million and $1.87, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  STRATEGIC ACTIONS (See Note 4 of Notes to Consolidated Financial Statements)

FISCAL 1997

     During the fourth quarter of 1997, the Company reported a pre-tax charge of $130.8 million related to the acquisition and integration of Designer Holdings, the Intimate Apparel consolidation and realignment program initiated in 1996 and other items, including the final disposition of Hathaway assets (amounts in millions):

Merger related integration costs.................................................   $ 49.9
Consolidation and realignment....................................................     59.5
Other items, including final disposition of Hathaway assets......................     21.4
                                                                                    ------
                                                                                     130.8
     Less income tax benefits....................................................    (49.7)
                                                                                    ------
                                                                                    $ 81.1
                                                                                    ------
                                                                                    ------

     The charge consists primarily of a write-down of asset values, severance and other employee costs, costs related to manufacturing realignment and lease and other costs to combine existing outlet stores with those of Designer Holdings.

     During the fourth quarter of 1997, the Company increased the scope of the consolidation and restructuring of the Intimate Apparel Division started in 1996, primarily as a result of increased production volumes and demand experienced throughout the year. Accordingly, additional products and styles were discontinued and slower moving inventory liquidated.

MERGER RELATED INTEGRATION COSTS

     Designer Holdings and the Company previously operated retail outlets in several common locations. The Company has elected to consolidate retail operations in such locations into the larger Designer Holdings facilities. As a result, the Company has provided for the anticipated lease termination costs, write off of related fixed assets and the close out of store inventories and surplus stocks not considered suitable for redirected marketing efforts in the new store format. The Company has also taken steps to reduce the number of new Designer Holdings retail stores previously planned. In addition, following the merger in December 1997, the Company consolidated the credit and collection functions of the companies, and initiated a program of consolidating receivables from common customers, offering favorable settlement of prior balances to accelerate collection efforts. Additional allowances accepted under this program are expected to generate substantial cash earlier than otherwise would be available. Under the Company's redirected marketing strategy for Designer Holdings, it is anticipated that the volume of future business with certain prior distribution outlets may be significantly reduced. In connection with the integration, the Company recorded a pre-tax charge of $49.9 million ($31.3 million net of income tax benefits).

     The consolidation of other administrative functions for the Company and Designer Holdings, which is substantially complete, has resulted in workforce reductions and closure of office facilities and will generate $19 million of annual savings. Additional reductions and closures are being considered to maximize savings.

CONSOLIDATION AND REALIGNMENT

     The Company expanded the intimate apparel consolidation and realignment program initiated in 1996 to include other products and facilities. In large part this was necessitated or prompted by the increased production volumes and demand experienced throughout the year. Accordingly, additional products and styles were discontinued and slower moving inventory liquidated, incurring markdown losses to accommodate the increased volumes of higher margin merchandise. The consolidation of retail stores and related restocking plans was also a factor.

     Further reconfiguration of manufacturing facilities and the merger of Warner's Europe with Lejaby operations achieved a workforce reduction greater than originally anticipated but delayed realization of anticipated efficiencies and resulted in additional costs including severance and termination costs, primarily expensed as incurred. In connection with the consolidation and realignment, the Company recorded a pre-tax charge of $59.5 million ($36.6 million net of income tax benefits).

OTHER

     The planned disposition of assets retained from the Hathaway sale was achieved on terms less favorable than expected. In addition, insurance recoveries related to a prior year customer bankruptcy were less than anticipated. As a result of the above and certain other items, charges incurred in 1997 exceeded estimates previously accrued by $21.4 million ($13.2 million net of income tax benefits).

FISCAL 1996

     Following the acquisition of the GJM business in February 1996, which expanded the Company's product lines and significantly added to the Company's low cost sleepwear manufacturing capacity, the Company undertook a strategic review of its businesses and manufacturing facilities. The acquisitions of Bodyslimmers and Lejaby were also considered in this review. As a result of this review, the Company took the following steps which resulted in a non-recurring charge in fiscal 1996 as summarized below (in millions):

Loss related to the sale of the Hathaway business................................   $ 46.0
Charge for the consolidation and realignment of the Intimate Apparel Division....     72.1
Other items, including merger termination costs..................................     20.4
                                                                                    ------
                                                                                     138.5
Less income tax benefits.........................................................    (49.7)
                                                                                    ------
                                                                                    $ 88.8
                                                                                    ------
                                                                                    ------

EXIT FROM THE HATHAWAY BUSINESS

     In May 1996, following a comprehensive evaluation of the Company's men's dress shirt business, the Company decided to cease manufacturing and marketing the Hathaway brand. In recent years, the dress shirt business had become increasingly price driven and, as a result, profit margins were considerably below those of the Company's core intimate apparel business. In addition, the dress shirt business required continuous investment, particularly of working capital, disproportionate to its return. Accordingly, the Company elected to withdraw from the Hathaway dress shirt business, freeing up funds for reinvestment in brands and businesses with higher growth potential and greater returns.

     On November 12, 1996, the Company completed the sale of certain assets of its Hathaway dress shirt business, including its Waterville, Maine and Prescott, Ontario manufacturing facilities ('Hathaway Assets'). In connection with the decision to exit the Hathaway business, the Company recorded a pre-tax charge of approximately $46.0 million ($29.5 million net of income tax benefits). Included in the charge are losses from the write-down of the Hathaway Assets to fair value and losses incurred in the operation of the Hathaway business since the Company announced its intent to exit this business. The pre-tax loss also includes the write off of $13.8 million of Hathaway intangible assets, including goodwill.

INTIMATE APPAREL CONSOLIDATION AND REALIGNMENT

     In April 1996, the Company announced the consolidation of certain intimate apparel and other manufacturing, distribution and administrative operations in the United States and Europe. The consolidation and realignment of the Intimate Apparel Division was designed to reduce costs and improve the efficiency of the Company's operations and resulted in annual cost savings in excess of $15 million. In connection with the consolidation and realignment, the Company recorded a pre-tax charge of approximately $72.1 million ($46.2 million net of income tax benefits), comprised primarily of a write-down of asset values, accruals of lease and other contractual obligations, and employee termination and severance costs. In order to maximize the cost savings and efficiencies as a result of the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Bodyslimmers acquisitions, the Company reevaluated the viability of all product assortments and styles. As a result, certain products and styles were discontinued to permit the investment of working capital in products and styles with greater returns. In addition, the Company incurred certain costs and expenses associated with the realignment of manufacturing plants, consolidation of the Company's intimate apparel sales forces and other costs during the second and third quarters of fiscal 1996, which are also included in the charge.

OTHER ITEMS

     The 1996 charge also includes a pre-tax charge of $17.4 million ($11.3 million net of income tax benefits) related to the cancellation of certain contracts, realignment of its European organization and the write-off of insurance and other receivables.

     In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996, the Company announced the termination of the merger. The Company incurred legal, accounting and investment advisory fees in connection with the proposed merger of approximately $3.0 million, ($1.9 million net of income tax benefits), all of which were charged to operations in fiscal 1996.

     The non-recurring charge for the Hathaway disposition, the Intimate Apparel Division consolidation and realignment and certain other items total $138.5 million ($88.8 million net of income tax benefits), or $1.66 per diluted share for the year ended January 4, 1997.

RESULTS OF OPERATIONS

     The consolidated statements of income for the Company are summarized below on an analytical basis. The Divisional Summary includes the Retail Outlet Stores Division for reporting purposes; however, since the Company's business strategy is to use its Retail Outlet Stores Division as a channel for its excess inventory and the Company does not consider the results of such division to be material, the Retail Outlet Stores Division is not discussed further.

                                 SELECTED DATA
                              STATEMENT OF INCOME
                             (DOLLARS IN MILLIONS)

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                              JANUARY 6,    % OF NET    JANUARY 4,    % OF NET    JANUARY 3,    % OF NET
                                                 1996       REVENUES       1997       REVENUES       1998       REVENUES
                                              ----------    --------    ----------    --------    ----------    --------
Net revenues...............................     $916.2        100.0%     $1,063.8       100.0%     $1,435.7       100.0%
Cost of goods sold(1)......................      606.5         66.2%        736.1        69.2%      1,003.5        69.9%
                                              ----------    --------    ----------    --------    ----------    --------
Gross profit(1)............................      309.7         33.8%        327.7        30.8%        432.2        30.1%
Selling, administrative and general
  expenses(2)..............................      195.8         21.4%        301.7        28.4%        349.4        24.3%
                                              ----------    --------    ----------    --------    ----------    --------
Income before interest and income taxes....      113.9         12.4%         26.0         2.4%         82.8         5.8%
Interest expense...........................       33.9                       32.4                      45.9
                                              ----------                ----------                ----------
Income (loss) before income taxes..........       80.0                       (6.4)                     36.9
Income taxes...............................       30.4                        1.8                      13.9
                                              ----------                ----------                ----------
Income (loss) before extraordinary item....     $ 49.6                   $   (8.2)                 $   23.0
Extraordinary item, net of income
  tax benefits of $1.9.....................       (3.1)                        --                        --
                                              ----------                 ---------                 ---------
Net income (loss)..........................     $ 46.5                   $   (8.2)                 $   23.0
                                              ----------                 ---------                 ---------
                                              ----------                 ----------                ----------

                               DIVISIONAL SUMMARY
                                 (IN MILLIONS)

                                                                          FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------
                                                              % OF                      % OF                      % OF
                                              JANUARY 6,     GROSS      JANUARY 4,     GROSS      JANUARY 3,     GROSS
                                                 1996        PROFIT        1997        PROFIT        1998        PROFIT
                                              ----------    --------    ----------    --------    ----------    --------
Net revenues:
     Intimate Apparel......................     $689.2                   $  802.0                  $  941.2
     Menswear..............................      185.7                      214.4                     425.9
     Retail Outlet Stores..................       41.3                       47.4                      68.6
                                              ----------                ----------                ----------
                                                $916.2                   $1,063.8                  $1,435.7
                                              ----------                ----------                ----------
                                              ----------                ----------                ----------
Gross profit(1):
     Intimate Apparel......................     $259.2         83.7%     $  268.5        81.9%     $  316.8        73.3%
     Menswear..............................       35.5         11.5%         44.7        13.6%         99.9        23.1%
     Retail Outlet Stores..................       15.0          4.8%         18.5         5.6%         24.7         5.7%
     Divested Operations...................      --           --             (4.0)      (1.1)%         (9.2)      (2.1)%
                                              ----------    --------    ----------    --------    ----------    --------
                                                $309.7        100.0%     $  327.7       100.0%     $  432.2       100.0%
                                              ----------    --------    ----------    --------    ----------    --------
                                              ----------    --------    ----------    --------    ----------    --------

------------

(1) Includes non-recurring expenses of $37.9 million in fiscal 1996 related to the decision to exit the Hathaway business and the restructuring and realignment of the Intimate Apparel Division and $76.6 million in fiscal 1997 related to the acquisition of Designer Holdings and the completion of the 1996 consolidation and restructuring actions.

(2) Includes non-recurring expenses of $11.7 million in fiscal 1995, $100.6 million in fiscal 1996 and $54.2 million in fiscal 1997 related to the write-off of certain deferred advertising costs, the sale of the Company's Hathaway dress shirt operation, consolidation and realignment of the Company's Intimate Apparel Division and other items and consolidation and restructuring of facilities and personnel related to the acquisition of Designer Holdings. Also, in fiscal 1997 includes $3.5 million attributable to minority interests in the income of Designer Holdings applicable to the period of less than 100% ownership by the Company.

COMPARISON OF FISCAL 1997 TO FISCAL 1996

     Net revenues increased $371.9 million or 35.0% to $1,435.7 million compared with $1,063.8 million in fiscal 1996. The acquisition of Designer Holdings during the fourth quarter of fiscal 1997 added net revenues of $158.3 million. Excluding the impact of the Designer Holdings acquisition and the 1996 divestiture of the Hathaway dress shirt business, net revenues improved by $241.9 million or 23.4%.

    INTIMATE APPAREL DIVISION. Net revenues increased $139.2 million or 17.4% to $941.2 million in fiscal 1997 compared with $802.0 million in fiscal 1996. The increase is due to the strength of the Calvin Klein and the core Warners and Olga brands coupled with the full year impact in fiscal 1997 of the acquisition of the Lejaby companies in fiscal 1996. Net revenues of Calvin Klein increased by $74.4 million due primarily to stronger sales in Europe. Warners and Olga brand net revenues improved by $28.8 million due to increased market penetration. Incremental net revenues contributed by Lejaby were $43.8 million in fiscal 1997.

    MENSWEAR DIVISION. Net revenues increased $211.5 million or 98.6% to $425.9 million in fiscal 1997 compared with $214.4 million in fiscal 1996. The improvement is due in part to the acquisition of Designer Holdings during the fourth quarter of 1997, which added net revenues of $133.3 million. In addition, the increase is due to continued strength in Chaps by Ralph Lauren, which added $100.3 million in fiscal 1997, or an increase of 58.3% over fiscal 1996, and Calvin Klein accessories, which added $6.2 million, or an increase of 55.9% over fiscal 1996. These increases were partially offset by a decrease in net revenues due to the disposition of the Hathaway dress shirt operations in November 1996. On a comparable basis, excluding the Designer Holdings acquisition and the divested Hathaway operations, net revenues increased $106.5 million or 57.2% in fiscal 1997.

     Gross profit increased 39.2% (excluding non-recurring items) to $508.8 million in fiscal 1997 compared with $365.6 million in fiscal 1996. Increases were experienced across all divisions. On a comparable basis, excluding the results of Designer Holdings in 1997 and the Hathaway business in 1996, gross profit improved 29.0% or $107.0 million. The Company recorded non-recurring charges in fiscal 1997 related to the acquisition of Designer Holdings and the completion in 1997 of certain consolidation and restructuring actions announced in 1996. On an as-reported basis, including the effects of the non-recurring charges in 1997 and 1996, gross profit increased 31.9%.

    INTIMATE APPAREL DIVISION. Gross profit (excluding non-recurring items) increased 21.6% to $367.5 million in fiscal 1997 (39.0% of net revenues) in fiscal 1997 from $302.4 million (37.7% of net revenues) in fiscal 1996. The increase in gross profit reflects higher sales volumes along with a better mix of Calvin Klein primarily in Europe and the full year impact in 1997 of the Lejaby acquisition.

    MENSWEAR DIVISION. Gross profit (excluding non-recurring items) increased 160.9% to $116.6 million in fiscal 1997 (27.4% of net revenues) compared with $44.7 million (20.8% of net revenues) in fiscal 1996. The increase in gross profit is the result of higher Chaps by Ralph Lauren volume along with the acquisition of Designer Holdings during the fourth quarter of 1997. The Company also benefitted from the disposition, in fiscal 1996, of the Hathaway dress shirt business. On a comparable basis, excluding the results of Designer Holdings in 1997 and the Hathaway business in 1996, gross profit improved 74.6% or $35.6 million in fiscal 1997.

     Selling, administrative and general expenses (excluding non-recurring items) increased 46.8% to $295.2 million (20.6% of net revenues) in fiscal 1997 compared with $201.0 million (18.9% of net revenues) in fiscal 1996. The increase is due to higher sales volume and reflects the Company's commitment to invest in its brands through increased marketing and promotional activities. In fiscal 1997, such costs were $86.2 million (6.0% of net revenues) compared with $59.5 million (5.6% of net revenues) in fiscal 1996 with increased spending on the Calvin Klein and Lejaby brands of intimate apparel and Calvin Klein jeanswear and jeans related sportswear. Selling, administrative and general expenses also increased due to higher Calvin Klein royalties, higher goodwill amortization, the result of the acquisition of Designer Holdings and the Lejaby companies and the inclusion of $3.5 million attributable to minority interests in the income of Designer Holdings applicable to the period of less than 100% ownership by the Company.

     Interest expense increased 41.7% to $45.9 million in fiscal 1997 from $32.4 million in fiscal 1996. The increase results primarily from a full year of interest expense on funds borrowed to complete the 1996 acquisitions, principally Lejaby.

     Income tax expense was $13.9 million for fiscal 1997 on an as-reported basis, including tax benefits of $49.7 million applicable to the fiscal 1997 non-recurring charge and a $1.4 million tax benefit related to the minority interest. The difference between the United States federal statutory rate of 35.0% and the Company's effective tax rate of 38.0% (excluding the non-recurring charge and the minority interest) reflects the impact of state income taxes and the effects of non-deductible intangible amortization offset in part by taxes on foreign income at rates lower than the United States statutory rate. For income tax purposes, the Company has net operating loss carryforwards available to offset future taxable income of approximately $79.6 million at January 3, 1998. These carryforwards, which the Company expects to fully utilize, should result in future tax savings of approximately $25.7 million at current United States corporate tax rates. The net operating loss carryforwards expire beginning in 2004 and fully expire in 2010.

     Net income before non-recurring items increased 29.2% to $104.1 million (or $1.87 per diluted share) in fiscal 1997 from $80.6 million (or $1.51 per diluted share) in fiscal 1996. This increase reflects higher sales volumes and gross margins partially offset by higher selling, administrative and general costs and interest costs, as previously discussed. On an as-reported basis, net income increased to $23.0 million in fiscal 1997 compared with a net loss of $8.2 million in fiscal 1996. Included in fiscal 1997 and 1996 net income are non-recurring charges of $81.1 million and $88.8 million, respectively.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

     Net revenues increased $147.6 million or 16.1% to $1,063.8 million compared with $916.2 million in fiscal 1995 with double-digit increases across all divisions.

    INTIMATE APPAREL DIVISION. Net revenues increased $112.8 million or 16.4% to $802.0 million in fiscal 1996 compared with $689.2 million in fiscal 1995. The increase in net revenues is attributable to an increase in Calvin Klein net revenues of $84.6 million, an increase in sleepwear net revenues of $55.0 million, reflecting the acquisitions of GJM in February 1996 and Lejaby in July 1996, which increased net revenues by $47.5 million. This was partially offset by a decrease in shipments to Avon and Victoria's Secret of approximately $75.0 million.

    MENSWEAR DIVISION. Menswear Division net revenues increased $28.7 million or 15.5% to $214.4 million in fiscal 1996 compared with $185.7 million in fiscal 1995. The increase in net revenues is attributable to an increase in Chaps by Ralph Lauren net revenues of $38.1 million and the start-up of Calvin Klein accessories, which added $7.1 million to net revenues. The increases in Chaps by Ralph Lauren and Calvin Klein accessories were partially offset by a decrease in Hathaway net revenues due to the disposition of the Hathaway dress shirt operations in November 1996.

     Gross profit increased 18.0% to $365.5 million (excluding non-recurring items) in fiscal 1996 compared with $309.7 million in fiscal 1995. Gross profit as a percentage of net revenues was 34.4% in fiscal 1996 compared with 33.8% in fiscal 1995. On an as-reported basis and including $37.9 million of non-recurring expenses related to the Company's decision to exit its Hathaway dress shirt operations and the realignment and restructuring of the Company's intimate apparel division, gross profit increased 5.8% to $327.7 million in fiscal 1996 from $309.7 million in fiscal 1995.

    INTIMATE APPAREL DIVISION. Intimate Apparel Division gross profit (excluding the effect of the realignment and restructuring charges) increased 16.6% to $302.3 million (37.7% of net revenues) in fiscal 1996 from $259.2 million (37.6% of net revenues) in fiscal 1995. The increase in gross profit reflects the higher sales volume noted above. The increase in gross profit as a percentage of net revenues reflects manufacturing efficiencies in the Company's manufacturing facilities and a higher mix of Calvin Klein sales partially offset by the slightly lower margins on the GJM private label business, which was acquired in February 1996.

    MENSWEAR DIVISION. Menswear Division gross profit (excluding the effect of the Hathaway charges) increased 25.9% to $44.7 million (20.8% of net revenues) in fiscal 1996 from $35.5 million (19.1% of net revenues) in fiscal 1995. The increase in gross profit reflects the higher sales volume noted above. The increase in gross profit as a percentage of net revenues reflects the more favorable mix of Chaps by Ralph Lauren and Calvin Klein accessories business and the sale of the Company's Hathaway dress shirt operations in November 1996.

     Selling, administrative and general expenses before non-recurring and restructuring charges increased 9.2% to $201.1 million (18.9% of net revenues) in fiscal 1996 compared with $184.1 million (20.1% of net revenues) in fiscal 1995. The increase in selling, administrative and general expenses reflects higher sales volumes and an increase in marketing and promotion expenses to $59.5 million (5.6% of net revenues) in fiscal 1996 compared with $41.0 million (4.5% of net revenues) in fiscal 1995. Despite the increase in marketing and promotion expense, selling, administrative and general expenses improved as a percentage of net revenues, reflecting the cost savings realized from the realignment and restructuring of the Company's Intimate Apparel Division.

     Interest expense decreased slightly to $32.4 million in fiscal 1996 from $33.9 million in fiscal 1995. The decrease in interest expense reflects the benefit from the proceeds of the Company's stock offering, completed in October 1995, and a lower average interest rate, which was partially offset by interest on funds borrowed to complete the GJM, Lejaby and Bodyslimmers acquisitions.

     Income tax expense was $1.8 million for fiscal 1996 on an as-reported basis. The difference between the United States federal statutory income tax rate of 35.0% and the Company's effective income tax rate of 38.9% (excluding the benefits related to the non-recurring charges) primarily reflects the impact of state income taxes and the effects of non-deductible intangible amortization.

     The net loss of $8.2 million in fiscal 1996 on an as reported basis reflects the impact of the non-recurring charges noted above. Income before non-recurring charges for fiscal 1996 was $80.6 million compared with income before the adoption of SOP 93-7 of $56.9 million in fiscal 1995. The increase in income before non-recurring charges reflects higher operating income.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's liquidity requirements arise primarily from its debt service and the funding of working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates a substantial amount of its operating cash flow in the fourth quarter of the fiscal year, reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year.

     In December 1997, the Company completed the acquisition of Designer Holdings, which develops, manufactures and markets designer jeanswear and sportswear under a license from Calvin Klein, Inc. The purchase price consisted of the issuance of 10,413,144 shares of the Company's stock valued at $353.4 million. Net assets acquired included $55.8 million of cash of Designer Holdings.

     In February 1996, the Company acquired substantially all of the assets (including certain subsidiaries) of GJM, a private label manufacturer of women's lingerie and sleepwear. The purchase price consisted of a cash payment of $12.5 million plus assumed liabilities.

     In the third and fourth quarters of fiscal 1996, the Company acquired Lejaby, a leading European intimate apparel manufacturer, for approximately $79 million, including certain fees and expenses and assumed liabilities. Funds to consummate the transaction were provided by members of the Company's bank credit group. The terms of the bank loans are substantially the same as the terms of the Company's existing credit agreements and included a term loan totaling 370 million French Francs and revolving loan facilities totaling 150 million French Francs (the '1996 Bank Credit Agreements').

     In July 1996, the Company acquired Bodyslimmers, for approximately $6.5 million and assumed liabilities. The acquisition of Bodyslimmers expanded the Company's product line to include body slimming undergarments, a fast growing segment of the intimate apparel market targeting aging baby boomers. This acquisition enhanced the Company's leading position in the domestic intimate apparel market.

     Cash provided by (used in) operations in fiscal 1997 was $143.9 million, compared with $27.0 million in fiscal 1996 and $(13.6) million in fiscal 1995. Cash flow from operating activities for fiscal 1997 includes $29.0 million of cash expenses for lease run-outs, facility costs and severance and other personnel costs related to the 1997 non-recurring charge while fiscal 1996 includes $67.7 million of cash expenses related to the decision to exit the Hathaway business and restructuring and realignment of the Intimate Apparel Division. Cash provided from operating activities before the payments made on the non-recurring charges was $172.9 million in fiscal 1997 and $94.8 million in fiscal 1996. The improvement in cash flow from operating activities in fiscal 1997 compared with fiscal 1996 primarily reflects higher net income and non-cash depreciation and amortization coupled with lower working capital requirements. The lower working capital requirements compared with fiscal 1996 were principally due to improved collections of receivables, improved management of payables and reductions in prepaid expenses. The increase in payables was also due to higher inventory levels at year end in support of anticipated increased sales volumes. Cash flow from operating activities increased $40.6 million in fiscal 1996 compared with fiscal 1995, primarily as a result of decreased use of working capital, principally inventory, reflecting the Company's efforts to control investment in this area. Depreciation and amortization expense was $47.4 million, $27.6 million and $22.1 million in fiscal 1997, 1996 and 1995, respectively. The increase in depreciation and amortization expense primarily reflects amortization of intangible assets related to the acquisitions completed in fiscal 1995 through fiscal 1997.

     Cash used in investing activities was $22.0 million in fiscal 1997 compared with $156.5 million in fiscal 1996 and $84.0 million in fiscal 1995. Fiscal 1997 includes $55.8 million of cash acquired in connection with the acquisition of Designer Holdings for Company stock. Fiscal 1996 includes $85.6 million, net of cash acquired, related to the purchase of Lejaby, GJM and Bodyslimmers and $30.1 million related to the payment of acquired liabilities and acquisition accruals. Capital expenditures for new facilities, improvements to existing facilities and for machinery and equipment were approximately $57.4 million, $33.8 million and $39.1 million in the 1997, 1996 and 1995 fiscal years, respectively. The Company anticipates capital expenditures in fiscal 1998 to be approximately $90.0 million, including amounts for year 2000 compliance and a store fixture program for Calvin Klein jeans. Increases in intangible and other assets in fiscal 1997 were principally due to additional investments in licenses and start-up costs incurred for the Company's Mexican operations.

     Cash (used in) provided by financing activities was $(125.2) million, $135.2 million and $100.0 million in fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, debt repayments, including payments on credit facilities, were $377.7 million. In 1997, the Company renegotiated its bank arrangements, including facilities for revolving credit, trade credit and letters of credit. Net proceeds under the revolving credit facility were $291.1 million in fiscal 1997. For the year ended January 3, 1998, the Company repurchased 839,319 shares of its common stock at a cost of $26.5 million and paid cash dividends of $16.2 million. During fiscal 1996, the Company entered into the 1996 Credit Agreements, proceeds from which were used to purchase Lejaby in fiscal 1996. In addition, the Company increased the outstanding balance on its revolving lines of credit by approximately $105.5 million in fiscal 1996. In fiscal 1995, the Company sold 9,717,000 shares of Common Stock which resulted in net proceeds to the Company of $224.3 million. Proceeds from the sale of Common Stock were primarily used to repay outstanding debt. Debt repayments were $27.8 million and $46.8 million in fiscal 1996 and 1995, respectively.

     The Company has paid a quarterly cash dividend since June 1995. The dividend payment was raised to $0.08 per share from $0.07 per share in February 1997 and increased to $0.09 per share in January 1998.

     At January 3, 1998, the Company had approximately $504.4 million of additional borrowing availability under the revolving loan portions of its United States bank facilities. The Company also has bank credit agreements in Canada, Europe and Asia. At January 3, 1998, the Company had approximately $65.7 million of additional borrowing availability under these agreements. The Company believes that funds available under its various bank facilities, together with cash flow to be generated from future operations, will be sufficient to meet the capital expenditure requirements and working capital needs of the Company, including interest and debt principal payments for the next twelve months and for the next several years.

YEAR 2000 AND ECONOMIC AND MONETARY UNION ('EMU') COMPLIANCE

     Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet 'year 2000' and EMU compliance. Full implementation of this program is expected to require expenditures, primarily capital, of approximately $50 million over the next three years. Funding requirements have been incorporated into the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Report includes 'forward-looking statements' within the meaning of
Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition,' are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

SEASONALITY

     The operations of the Company are somewhat seasonal, with approximately 58.0% of net revenues, 61.0% of operating income before non-recurring items and substantially all of the Company's net cash flow from operating activities (excluding the acquisition of Designer Holdings in the fourth quarter of 1997) generated in the second half of the year. Generally, the Company's operations during the first half of the year are financed by increased borrowings. The following sets forth the net revenues, operating income before non-recurring items and net cash flow from operating activities generated for each quarter of fiscal 1997 and fiscal 1996.

                                                                  THREE MONTHS ENDED
                                         ---------------------------------------------------------------------
                                                                     (IN MILLIONS)
                                         APR 6,   JUL 6,   OCT 5,   JAN 4,   APR 5,   JUL 5,   OCT 4,   JAN 3,
                                          1996     1996     1996     1997     1997     1997     1997    1998(2)
                                         ------   ------   ------   ------   ------   ------   ------   ------

Net revenues...........................  $206.5   $222.8   $292.0   $342.5   $251.5   $290.2   $333.4   $560.6
Operating income(1)....................  $ 32.3   $ 31.0   $ 49.6   $ 51.6   $ 39.5   $ 38.8   $ 62.3   $ 73.0
Cash flow from operating
  activities(1)........................  $(71.3)  $ (8.2)  $ 12.7   $164.6   $(75.5)  $(20.3)  $ 17.0   $251.7

------------

(1) Before non-recurring items.

(2) Includes net revenues of $133.3 million and operating income of $15.4 million of Designer Holdings, acquired in the fourth quarter of 1997.

INFLATION

     The Company does not believe that the relatively moderate levels of inflation in the United States, Canada and Western Europe have had a significant effect on its net revenues or its profitability. Management believes that, in the past, the Company has been able to offset such effects by increasing prices or by instituting improvements in productivity. Mexico historically has been subject to high rates of inflation; however, the effects of inflation on the operation of the Company's Mexican subsidiaries have not had a material impact on the results of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, 'Reporting Comprehensive Income' and SFAS No. 131, 'Disclosure about Segments of an Enterprise and Related Information'. Both SFAS No. 130 and SFAS No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company is studying the application of the new statements to evaluate disclosure requirements. The adoption of these statements will have no impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

     In February 1998, the FASB approved, subject to revision, the proposed Statement of Position (SOP) on Reporting on the Costs of Start-Up Activities. The SOP provides guidance on the financial reporting of start-up costs and requires that such costs, as defined, be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 and the Company will adopt the provisions of the new SOP for the 1999 fiscal year as a change in accounting. Based upon amounts capitalized at January 3, 1998, net of amortization, the impact of implementing the SOP would result in after-tax charge for start-up costs previously capitalized currently estimated at approximately $28.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or trading purposes. The Company has interest rate agreements with several financial institutions to limit exposure to interest rate volatility. Additionally, the Company enters into foreign currency forward and option contracts to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impact on earnings. The Company's currency exposures vary, but are primarily concentrated in the Canadian dollar, Mexican peso, British pound, German mark and French franc.

     The value of market risk sensitive instruments is subject to change as a result of movement in market rates and prices. Based on a hypothetical (one-percentage point) increase in interest rates, the potential losses in future earnings, fair value and cash flows are immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from page 17 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., relating to the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1.  The Consolidated Financial Statements of The Warnaco Group, Inc.

                                                                                              PAGE
                                                                                           ----------
Report of Independent Accountants.......................................................          F-1
Report of Independent Accountants.......................................................          F-2
Consolidated Balance Sheets as of January 4, 1997 and January 3, 1998...................          F-3
Consolidated Statements of Income for the Years Ended January 6, 1996, January 4, 1997
  and January 3, 1998...................................................................          F-4
Consolidated Statements of Stockholders' Equity for the Years Ended January 6, 1996,
  January 4, 1997 and January 3, 1998...................................................          F-5
Consolidated Statements of Cash Flows for the Years Ended January 6, 1996, January 4,
  1997 and January 3, 1998..............................................................          F-6
Notes to Consolidated Financial Statements .............................................   F-7 - F-31

      2.  Financial Statement Schedule:

          Report of Independent Accountants on Financial Statement Schedule............................   S-1
          Schedule II. Valuation and Qualifying Accounts and Reserves..................................   S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.  LIST OF EXHIBITS:

      3.1      Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995).
      3.2      Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
               Company's Form 10-K filed April 4, 1997).
      4.1      Registration Rights Agreement dated March 14, 1994 between the Company and Calvin
               Klein, Inc. ('CK') (incorporated herein by reference to Exhibit 4.1 to the Company's
               Form 10-Q filed May 24, 1994).
      4.2      Amended and Restated Declaration of Trust of Designer Finance Trust, dated as of
               November 6, 1996, among Designer Holdings, as Sponsor, IBJ Schroder Bank & Trust
               Company, as Property Trustee, Delaware Trust Capital Management, Inc. as Delaware
               Trustee and Merril M. Halpern and Arnold H. Simon, as Trustees (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed November 12, 1997).
      4.3      First Supplemental Indenture dated as of March 31, 1998, between Designer Holdings,
               The Warnaco Group, Inc. and IBJ Schroder Bank & Trust Company, as Trustee.
      4.4      Preferred Securities Guarantee Agreement dated as of March 31, 1998, between The
               Warnaco Group, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Preferred
               Guarantee Trustee, with respect to the Preferred Securities of Designer Finance Trust.
     10.1      Credit Agreement, dated as of August 12, 1997 (the 'U.S. $600,000,000 Credit
               Agreement'), among Warnaco Inc., as Borrower, and The Bank of Nova Scotia and
               Citibank, N.A. as Managing Agents, Citibank, N.A. as Documentation Agent, the Bank of
               Nova Scotia as Administrative Agent, Competitive Bid Agent, Swing Line Bank and an
               Issuing Bank and certain other lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 12, 1997).
     10.2      Second Amended and Restated Credit Agreement, dated as of August 12, 1997 (the 'U.S.
               $300,000,000 Credit Agreement'), among Warnaco Inc., as the U.S. Borrower, Warnaco
               (HK) Ltd., as the Foreign Borrower, Citibank, N.A., as the Documentation Agent, The
               Bank of Nova Scotia, as the Administrative Agent, and certain other lenders named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed November 12, 1997).

     10.3      First Amendment to the U.S. $300,000,000 Credit Agreement, dated as of October 14,
               1997 among Warnaco Inc., as the U.S. Borrower, Warnaco (HK) Ltd. as the Foreign
               Borrower, Citibank, N.A., as the Documentation Agent, The Bank of Nova Scotia, as
               Administrative Agent, and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed November 12, 1997).
     10.4      Employment Agreement, dated as of January 6, 1991, between the Company and Linda J.
               Wachner (incorporated herein by reference to Exhibit 10.7 to the Company's
               Registration Statement on Form S-1, No. 33-42641).
     10.5      Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the
               Company's Registration on Form S-1, No. 33-45877).
     10.6      1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to the
               Company's Registration Statement on Form S-1, No. 33-45877).
     10.7      Amended and Restated 1988 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form
               S-1, No. 33-45877).
     10.8      Warnaco Employee Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-45877).
     10.9      Executive Management Agreement, dated as of May 9, 1991, as extended, between the
               Company, Warnaco Inc. and The Spectrum Group, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-45877).
     10.10     1993 Non-Employee Director Stock Plan (incorporated herein by reference to the
               Company's Proxy Statement for its 1994 Annual Meeting of Stockholders).
     10.11     Amended and Restated 1993 Stock Plan (incorporated herein by reference to the
               Company's Proxy Statement for its 1994 Annual Meeting of Stockholders).
     10.12     The Warnaco Group, Inc. Supplemental Incentive Compensation Plan (incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of
               Stockholders).
     10.13     Amended and Restated License Agreement dated as of January 1, 1996, between Polo Ralph
               Lauren, L.P. and Warnaco Inc. (incorporated herein by reference to Exhibit 10.4 to the
               Company's Form 10-Q filed November 12, 1997).
     10.14     Amended and Restated Design Services Agreement dated as of January 1, 1996, between
               Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed November 12, 1997).
     10.15     Agreement and Plan of Merger dated as of September 25, 1997 among The Warnaco Group,
               Inc., WAC Acquisition Corporation and Designer Holdings Ltd. (incorporated herein by reference to Exhibit 2, attached as Appendix A to the Joint Proxy Statement/Prospectus
               to the Company's Registration Statement on Form S-4, No. 333-40207).
     10.16     Stock Exchange Agreement dated as of September 25, 1997 among The Warnaco Group, Inc,
               New Rio, L.L.C. and each of the members of New Rio signatory hereto (incorporated herein by reference to Exhibit 10.1, attached as Appendix B to the Joint Proxy
               Statement/Prospectus to the Company's Registration Statement on Form S-4, No.
               333-40207).
     10.17     1997 Stock Option Plan.
     10.18     License Agreement dated as of August 4, 1994 (the 'Calvin Klein License Agreement')
               between Calvin Klein, Inc. and Calvin Klein Jeanswear Company; incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.'s Registration Statement on Form
               S-1 (File No. 333-2236).
     10.19     Amendment to the Calvin Klein License Agreement dated as of December 7, 1994;
               incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration
               Statement on Form S-1 (File No. 333-2236).
     10.20     Amendment to the Calvin Klein License Agreement dated as of January 10, 1995;
               incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration
               Statement on Form S-1 (File No. 333-2236).

     10.21     Amendment to the Calvin Klein License Agreement dated as of February 28, 1995;
               incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.'s Registration
               Statement on Form S-1 (File No. 333-2236).
     10.22     Amendment to the Calvin Klein License Agreement dated as of April 22, 1996;
               incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration
               Statement on Form S-1 (File No. 333-2236).
     21        Subsidiaries of the Company.
     23.1(a)   Consent of Independent Accountants.
     23.1(b)   Consent of Independent Accountants.
     27        Financial Data Schedule.
     99        Designer Holdings, Ltd. Annual Report on Form 10-K for the year ended December 31,
               1996 (incorporated herein by reference -- Commission file number 1-11707).

(b)  REPORTS ON FORM 8-K.

     The Company filed reports on Form 8-K on October 21, 1997, November 24, 1997 and December 29, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 3rd day of April, 1998.

                                          THE WARNACO GROUP, INC.

                                          By:        /S/ LINDA J. WACHNER
                                                ............................
                                                      Linda J. Wachner
                                               Chairman, President and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ LINDA J. WACHNER             Chairman of the Board; Director;                  April 3, 1998
------------------------------------------  President and Chief Executive
             LINDA J. WACHNER               Officer (Principal Executive Officer)

        /s/ WILLIAM S. FINKELSTEIN          Director; Senior Vice President and Chief         April 3, 1998
------------------------------------------  Financial Officer (Principal Financial and
          WILLIAM S. FINKELSTEIN            Accounting Officer)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                          April 3, 1998
------------------------------------------
         JOSEPH A. CALIFANO, JR.

            /s/ JOSEPH H. FLOM              Director                                          April 3, 1998
------------------------------------------
              JOSEPH H. FLOM

           /s/ ANDREW G. GALEF              Director                                          April 3, 1998
------------------------------------------
             ANDREW G. GALEF

            /s/ JAMES R. JONES              Director                                          April 3, 1998
------------------------------------------
              JAMES R. JONES

            /s/ WALTER F. LOEB              Director                                          April 3, 1998
------------------------------------------
              WALTER F. LOEB

          /s/ STEWART A. RESNICK            Director                                          April 3, 1998
------------------------------------------
            STEWART A. RESNICK

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
The Warnaco Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and its subsidiaries at January 3, 1998 and January 4, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the consolidated financial statements, during the year ended January 6, 1996 the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 93-7, 'Reporting on Advertising Costs.'

The summarized financial information disclosed in Note 13 relating to the Company's wholly owned subsidiary Designer Holdings Ltd. as of December 31, 1996 and for each of the two years in the period ended December 31, 1996 has been derived from financial statements audited by the independent accountants whose report thereon is included herein.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
New York, New York
February 20, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Designer Holdings Ltd:

We have audited the consolidated balance sheet of Designer Holdings Ltd. (the 'Company') as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 (which financial statements are incorporated by reference). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Designer Holdings Ltd. as of December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
COOPERS & LYBRAND L.L.P.
New York, New York
March 12, 1997

                            THE WARNACO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                                                                           JANUARY 4,
                                                                                                              1997
                                                                                                           -----------
ASSETS
Current assets:
     Cash...............................................................................................   $    11,840
     Accounts receivable, less reserves of $11,337 -- 1996 and $46,124 -- 1997..........................       211,038
     Inventories........................................................................................       387,318
     Prepaid expenses and other current assets..........................................................        40,313
                                                                                                           -----------
          Total current assets..........................................................................       650,509
                                                                                                           -----------
Property, plant and equipment, at cost:
     Land and land improvements.........................................................................         5,690
     Buildings and building improvements................................................................        67,868
     Machinery and equipment............................................................................       133,223
                                                                                                           -----------
                                                                                                               206,781
     Less: Accumulated depreciation.....................................................................        85,244
                                                                                                           -----------
          Net property, plant and equipment.............................................................       121,537
                                                                                                           -----------
Other assets:
     Deferred financing costs, less accumulated amortization of $553 -- 1996 and $1,410 -- 1997.........         3,536
     Licenses, trademarks, intangible and other assets, at cost, less accumulated amortization of
      $61,801 -- 1996 and $81,866 -- 1997...............................................................       164,402
     Excess of cost over net assets acquired, less accumulated amortization of $36,005 -- 1996 and
      $40,060 -- 1997...................................................................................       180,495
     Deferred income taxes..............................................................................        22,465
                                                                                                           -----------
          Total other assets............................................................................       370,898
                                                                                                           -----------
                                                                                                           $ 1,142,944
                                                                                                           -----------
                                                                                                           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under revolving credit facility.........................................................   $   146,960
     Borrowings under foreign credit facilities.........................................................        19,185
     Current portion of long-term debt..................................................................        49,281
     Accounts payable...................................................................................       174,149
     Accrued liabilities................................................................................        50,123
     Income taxes payable...............................................................................           195
                                                                                                           -----------
          Total current liabilities.....................................................................       439,893
                                                                                                           -----------
Long-term debt..........................................................................................       215,805
Deferred income taxes...................................................................................       --
Other long-term liabilities.............................................................................        11,532
Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Designer Finance Trust
  Holding Solely Convertible Debentures.................................................................       --
Stockholders' equity:
     Preferred Stock; $.01 par value 10,000,000 shares authorized, none issued in 1996 and 1997,
      respectively......................................................................................       --
     Class A Common Stock, $.01 par value, 130,000,000 shares authorized, 52,398,112 and 63,294,423
      issued in 1996 and 1997, respectively.............................................................           524
     Additional paid-in capital.........................................................................       575,691
     Cumulative translation adjustment..................................................................        (3,307)
     Accumulated deficit................................................................................       (69,667)
     Treasury stock, at cost............................................................................       (12,030)
     Notes receivable for common stock issued and unearned stock compensation...........................       (15,497)
                                                                                                           -----------
          Total stockholders' equity....................................................................       475,714
                                                                                                           -----------
                                                                                                           $ 1,142,944
                                                                                                           -----------
                                                                                                           -----------

                                                                                                          JANUARY 3,
                                                                                                             1998
                                                                                                          -----------
ASSETS
Current assets:
     Cash...............................................................................................  $    12,009
     Accounts receivable, less reserves of $11,337 -- 1996 and $44,592 -- 1997..........................      296,378
     Inventories........................................................................................      526,185
     Prepaid expenses and other current assets..........................................................       45,228
                                                                                                          -----------
          Total current assets..........................................................................      879,800
                                                                                                          -----------
Property, plant and equipment, at cost:
     Land and land improvements.........................................................................        9,867
     Buildings and building improvements................................................................       77,308
     Machinery and equipment............................................................................      145,207
                                                                                                          -----------
                                                                                                              232,382
     Less: Accumulated depreciation.....................................................................      101,982
                                                                                                          -----------
          Net property, plant and equipment.............................................................      130,400
                                                                                                          -----------
Other assets:
     Deferred financing costs, less accumulated amortization of $553 -- 1996 and $1,410 -- 1997.........        8,751
     Licenses, trademarks, intangible and other assets, at cost, less accumulated amortization of
      $61,801 -- 1996 and $81,866 -- 1997...............................................................      359,462
     Excess of cost over net assets acquired, less accumulated amortization of $36,005 -- 1996 and
      $40,060 -- 1997...................................................................................      349,235
     Deferred income taxes..............................................................................      --
                                                                                                          -----------
          Total other assets............................................................................      717,448
                                                                                                          -----------
                                                                                                          $ 1,727,648
                                                                                                          -----------
                                                                                                          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under revolving credit facility.........................................................  $   --
     Borrowings under foreign credit facilities.........................................................       12,751
     Current portion of long-term debt..................................................................        7,850
     Accounts payable...................................................................................      289,817
     Accrued liabilities................................................................................      116,892
     Income taxes payable...............................................................................        5,203
                                                                                                          -----------
          Total current liabilities.....................................................................      432,513
                                                                                                          -----------
Long-term debt..........................................................................................      354,263
Deferred income taxes...................................................................................       18,009
Other long-term liabilities.............................................................................       14,022
Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Designer Finance Trust
  Holding Solely Convertible Debentures.................................................................      100,758
Stockholders' equity:
     Preferred Stock; $.01 par value 10,000,000 shares authorized, none issued in 1996 and 1997,
      respectively......................................................................................      --
     Class A Common Stock, $.01 par value, 130,000,000 shares authorized, 52,398,112 and 63,294,423
      issued in 1996 and 1997, respectively.............................................................          633
     Additional paid-in capital.........................................................................      940,461
     Cumulative translation adjustment..................................................................      (14,838)
     Accumulated deficit................................................................................      (63,900)
     Treasury stock, at cost............................................................................      (38,567)
     Notes receivable for common stock issued and unearned stock compensation...........................      (15,706)
                                                                                                          -----------
          Total stockholders' equity....................................................................      808,083
                                                                                                          -----------
                                                                                                          $ 1,727,648
                                                                                                          -----------
                                                                                                          -----------

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)

                                                                                       FOR THE YEAR ENDED
                                                                             --------------------------------------
                                                                             JANUARY 6,    JANUARY 4,    JANUARY 3,
                                                                                1996          1997          1998
                                                                             ----------    ----------    ----------

Net revenues..............................................................    $ 916,179    $1,063,823    $1,435,730
Cost of goods sold(a).....................................................      606,498       736,116     1,003,509
Selling, administrative and general expenses(b)...........................      195,793       301,732       349,431
                                                                             ----------    ----------    ----------
Income before interest and income taxes...................................      113,888        25,975        82,790
Interest expense..........................................................       33,867        32,435        45,873
                                                                             ----------    ----------    ----------
Income (loss) before income taxes.........................................       80,021        (6,460)       36,917
Provision for income taxes................................................       30,408         1,779        13,885
                                                                             ----------    ----------    ----------
Income (loss) before extraordinary item...................................       49,613        (8,239)       23,032
Extraordinary item, net of income tax benefits of $1,913..................       (3,120)       --            --
                                                                             ----------    ----------    ----------
Net income (loss).........................................................    $  46,493    $   (8,239)   $   23,032
                                                                             ----------    ----------    ----------
                                                                             ----------    ----------    ----------

Basic earnings (loss) per common share:
     Income (loss) before extraordinary item..............................    $    1.12    $    (0.16)   $     0.44
     Extraordinary item...................................................        (0.07)       --            --
                                                                             ----------    ----------    ----------
Basic earnings (loss) per common share....................................    $    1.05    $    (0.16)   $     0.44
                                                                             ----------    ----------    ----------
                                                                             ----------    ----------    ----------

Diluted earnings (loss) per common share:
     Income (loss) before extraordinary item..............................    $    1.10    $    (0.16)   $     0.42
     Extraordinary item...................................................        (0.07)       --            --
                                                                             ----------    ----------    ----------
Diluted earnings (loss) per common share..................................    $    1.03    $    (0.16)   $     0.42
                                                                             ----------    ----------    ----------
                                                                             ----------    ----------    ----------

Weighted average number of common shares outstanding:
     Basic................................................................       44,215        51,308        52,814
                                                                             ----------    ----------    ----------
                                                                             ----------    ----------    ----------
     Diluted..............................................................       45,278        51,308        54,821
                                                                             ----------    ----------    ----------
                                                                             ----------    ----------    ----------

------------

 (a) Includes $37,868 and $76,625 of non-recurring items for the years ended January 4, 1997 and January 3, 1998. See Note 4 of Notes to Consolidated Financial Statements.

 (b) Includes $11,745, $100,672 and $54,179 of non-recurring and special items for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively and, in the year ended January 3, 1998, includes $3,518 representing minority interest in subsidiary for the period of less than 100% ownership. See Notes 2, 3 and 4 of Notes to Consolidated Financial Statements.

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                                                                                   NOTES
                                                                                                                 RECEIVABLE
                                                                                                                 FOR COMMON
                                               CLASS A   ADDITIONAL   CUMULATIVE                                 STOCK AND
                                               COMMON     PAID-IN     TRANSLATION   ACCUMULATED    TREASURY    UNEARNED STOCK
                                                STOCK     CAPITAL     ADJUSTMENT      DEFICIT        STOCK      COMPENSATION
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 7, 1995....................  $ 421     $337,872     ($  1,732)     ($83,897)    ($  5,000)     ($ 7,192)
Sold 9,717,000 shares of Class A Common Stock
  net of expenses of $10,180..................     97      222,931
Payments of employee notes receivable.........                                                                       1,028
Issued 320,000 shares of restricted stock.....      3        6,957                                                  (6,960)
Dividends declared............................                                          (9,492)
Employee stock options exercised..............                 205
Amortization of unearned stock compensation...                                                                         580
Net income....................................                                          46,493
Change in cumulative translation adjustment...                            (2,013)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 6, 1996....................    521      567,965        (3,745)      (46,896)       (5,000)      (12,544)
Issued 190,700 shares of restricted stock.....      2        5,576                                                  (5,578)
Dividends declared............................                                         (14,532)
Employee stock options exercised and payment
  of employee notes receivable................      1        2,150                                                     123
Amortization of unearned stock compensation...                                                                       2,502
Net loss......................................                                          (8,239)
Change in cumulative translation adjustment...                               438
Purchase of 250,000 shares of treasury
  stock.......................................                                                        (7,030)
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 4, 1997....................    524      575,691        (3,307)      (69,667)      (12,030)      (15,497)
Issued 87,172 shares of restricted stock......      1        3,600                                                  (3,601)
Dividends declared............................                                         (17,265)
Employee stock options exercised and payment
  of employee notes receivable................      4        9,498                                                      70
Net cash settlements under equity option
  arrangements................................              (1,620)
Amortization of unearned stock compensation...                                                                       3,322
Net income....................................                                          23,032
Change in cumulative translation adjustment...                           (11,531)
Purchase of 839,319 shares of treasury
  stock.......................................                                                       (26,537)
Issuance of 10,413,144 shares for the
  acquisition of Designer Holdings Ltd........    104      353,292
                                               -------   ----------   -----------   ------------   ---------   --------------
Balance at January 3, 1998....................  $ 633     $940,461     ($ 14,838)     ($63,900)    ($ 38,567)     ($15,706)
                                               -------   ----------   -----------   ------------   ---------   --------------
                                               -------   ----------   -----------   ------------   ---------   --------------


                                                 TOTAL
                                                --------
                                               <
Balance at January 7, 1995....................  $240,472
Sold 9,717,000 shares of Class A Common Stock
  net of expenses of $10,180..................   223,028
Payments of employee notes receivable.........     1,028
Issued 320,000 shares of restricted stock.....     --
Dividends declared............................    (9,492)
Employee stock options exercised..............       205
Amortization of unearned stock compensation...       580
Net income....................................    46,493
Change in cumulative translation adjustment...    (2,013)
                                                --------
Balance at January 6, 1996....................   500,301
Issued 190,700 shares of restricted stock.....     --
Dividends declared............................   (14,532)
Employee stock options exercised and payment
  of employee notes receivable................     2,274
Amortization of unearned stock compensation...     2,502
Net loss......................................    (8,239)
Change in cumulative translation adjustment...       438
Purchase of 250,000 shares of treasury
  stock.......................................    (7,030)
                                                --------
Balance at January 4, 1997....................   475,714
Issued 87,172 shares of restricted stock......     --
Dividends declared............................   (17,265)
Employee stock options exercised and payment
  of employee notes receivable................     9,572
Net cash settlements under equity option
  arrangements................................    (1,620)
Amortization of unearned stock compensation...     3,322
Net income....................................    23,032
Change in cumulative translation adjustment...   (11,531)
Purchase of 839,319 shares of treasury
  stock.......................................   (26,537)
Issuance of 10,413,144 shares for the
  acquisition of Designer Holdings Ltd........   353,396
                                                --------
Balance at January 3, 1998....................  $808,083
                                                --------
                                                --------

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                 (IN THOUSANDS)

                                                                                     JANUARY 6,      JANUARY 4,      JANUARY 3,
                                                                                        1996            1997            1998
                                                                                     ----------      ----------      ----------
Cash flow from operating activities:
  Net income (loss).............................................................     $   46,493      ($   8,239)      $  23,032
  Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization..............................................         22,058          27,576          47,385
     Extraordinary item.........................................................          3,120          --              --
     Amortization of unearned stock compensation................................            580           2,502           3,322
     Non-recurring expenses.....................................................         --             138,540         129,272
     (Increase) decrease in deferred income tax assets..........................         21,641          (3,643)          7,760
  Other changes in operating accounts...........................................       (107,473)        (61,984)        (37,920)
                                                                                     ----------      ----------      ----------
Net cash from operating activities before non-recurring items...................        (13,581)         94,752         172,851
Cash expenses related to non-recurring charges..................................         --             (67,747)        (28,972)
                                                                                     ----------      ----------      ----------
Net cash from operating activities..............................................        (13,581)         27,005         143,879
                                                                                     ----------      ----------      ----------
Cash flow from investing activities:
  Proceeds from sale/leaseback transaction......................................         --              --              33,223
  Proceeds from the sale of fixed assets........................................            616           1,087           1,704
  Increase in intangibles and other assets......................................        (34,320)         (8,178)        (26,964)
  Purchase of property, plant and equipment.....................................        (39,122)        (33,765)        (57,399)
  Acquisition of businesses.....................................................        (11,200)        (85,600)         55,800
  Payment of assumed liabilities and acquisition accruals.......................         --             (30,052)        (28,346)
                                                                                     ----------      ----------      ----------
Net cash from investing activities..............................................        (84,026)       (156,508)        (21,982)
                                                                                     ----------      ----------      ----------
Cash flow from financing activities:
  Proceeds from sale of common stock and payment of notes receivable from
     employees..................................................................        224,261           2,274           7,270
  (Repayments) borrowings under credit facilities...............................        (64,646)        105,500        (153,394)
  Proceeds from other debt......................................................            872          79,249         291,109
  Repayments of debt............................................................        (46,800)        (27,839)       (224,281)
  Increase in deferred financing cost...........................................         (1,599)         (2,441)         (1,492)
  Cash dividends paid...........................................................         (5,868)        (14,532)        (16,220)
  Purchase of treasury shares and net cash settlements under equity option
     arrangements...............................................................         --              (7,030)        (28,157)
  Other.........................................................................         (6,242)         --              --
                                                                                     ----------      ----------      ----------
Net cash from financing activities..............................................         99,978         135,181        (125,165)
                                                                                     ----------      ----------      ----------
Effect on cash due to currency translation......................................         --              --               3,437
                                                                                     ----------      ----------      ----------
Increase in cash................................................................          2,371           5,678             169
Cash at beginning of year.......................................................          3,791           6,162          11,840
                                                                                     ----------      ----------      ----------
Cash at end of year.............................................................     $    6,162      $   11,840       $  12,009
                                                                                     ----------      ----------      ----------
                                                                                     ----------      ----------      ----------
Other changes in operating accounts:
  Accounts receivable...........................................................     ($   7,948)     ($  29,690)      ($ 35,929)
  Inventories...................................................................       (104,283)        (36,526)       (122,383)
  Prepaid expenses..............................................................         (7,256)        (16,985)         26,377
  Accounts payable and accrued expenses.........................................          8,702          23,411          92,096
  Income taxes..................................................................          5,325          (2,792)          1,919
  Other.........................................................................         (2,013)            598          --
                                                                                     ----------      ----------      ----------
                                                                                     ($ 107,473)     ($  61,984)      ($ 37,920)
                                                                                     ----------      ----------      ----------
                                                                                     ----------      ----------      ----------

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: The Warnaco Group, Inc. ('Company') was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of the Company.

     Nature of Operations: The Company designs, manufactures and markets a broad line of women's intimate apparel, designer jeanswear and jeans related sportswear for men, women and juniors, men's underwear and men's sportswear, accessories and dress furnishings under a number of owned and licensed brand names. The Company's products are sold to department and specialty stores, mass merchandise stores and catalog and other retailers throughout the United States, Canada, Mexico and Western Europe.

     Basis of Consolidation and Presentation: The accompanying Consolidated Financial Statements include the accounts of the Company and all subsidiary companies for the years ended January 6, 1996 ('Fiscal 1995'), January 4, 1997 ('Fiscal 1996') and January 3, 1998 ('Fiscal 1997'). All intercompany transactions are eliminated.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange as of the respective balance sheet date and are applied directly to stockholders' equity. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized as cumulative translation adjustments in stockholders' equity until such time as the investment is liquidated. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

     Inventories: Inventories are stated at the lower of cost, determined on a first-in-first-out basis, or market.

     Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets or life of the lease, whichever is shorter, using the straight-line method, as summarized below:

Buildings......................................................................      20-40 years
Building improvements..........................................................       2-20 years
Machinery and equipment........................................................       3-10 years

     Assets under capital lease and related amortization of capitalized leases are included in property, plant and equipment and accumulated depreciation and the associated liability is included in long-term debt.

     Intangible Assets: Licenses, trademarks and other intangible assets are amortized over the estimated economic life of the assets which range from 7 to 40 years. The excess of cost over net assets acquired is amortized over 40 years. The Company periodically reviews the carrying value of intangibles for recoverability based on future (undiscounted) cash flow. Deferred financing costs are amortized over the life of the related debt, using the debt outstanding method.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     Start-Up Costs: The Company defers certain costs associated with the start-up of new manufacturing facilities and certain new businesses. Deferred costs are amortized using the straight-line method, principally over five years. The Company periodically reviews the carrying value of start-up costs for recoverability based on future cash flows. Start-up costs, net of accumulated amortization, were $38,637 and $45,590 at January 4, 1997 and January 3, 1998, respectively, and are included in other assets.

     Employee Retirement Plans: The Company has a non-contributory pension plan and a defined contribution retirement plan for the benefit of qualifying employees. Contributions are deposited with fund managers who invest the assets of the plans.

     Income Taxes: The provision for income taxes, income taxes payable and deferred income taxes are determined in accordance with Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (SFAS No. 109). Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

     Revenue Recognition: The Company recognizes revenue when goods are shipped to customers, net of estimates for normal returns and allowances.

     Stock Options: The Company accounts for options granted, using the intrinsic value method, under its stock incentive programs following Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' (APB
25) and related interpretations.

     Financial Instruments: Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposures and are accounted for on an accrual basis. The Company also uses derivative financial instruments to execute purchases of its shares under its stock buyback program. The Company does not use derivative financial instruments for trading or speculative purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. Gains realized on termination of interest rate swap contracts are deferred and amortized over the remaining terms of the original swap agreement. Costs of interest rate cap contracts are amortized over the effective lives of the contracts if considered to be economic hedges; otherwise, they are marked to market.

     A number of major international financial institutions are counterparties to the Company's financial instruments, including derivative financial instruments. The company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate non-performance of these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.

     Concentration of Credit Risk: The Company sells its products to department stores, specialty outlets, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. No customer accounted for more than 10% of the Company's net revenues in the three fiscal years ended January 3, 1998.

     Earnings Per Share: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, 'Earnings Per Share' (SFAS No. 128), which revised the methodology of calculating earnings per share and requires the dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

     Accounting Changes: In June 1997, the FASB issued SFAS No. 130, 'Reporting Comprehensive Income' (SFAS No. 130) and SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information' (SFAS No. 131). In December 1997, the FASB issued SFAS No. 132, 'Employers' Disclosures about Pensions and Other Postretirement Benefits' (SFAS No. 132), which revises disclosure requirements for employers' pension and other retiree benefits. These statements are effective for financial statements for fiscal years beginning after December 15, 1997. The Company is studying the application of these new statements to evaluate the disclosure requirements. The adoption

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

of these statements will have no impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

     On February 18, 1998, the FASB approved the issuance of an AICPA Statement of Position (SOP) requiring that pre-operating costs relating to the start-up of new manufacturing facilities be expensed as incurred. It has been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods not to exceed five years. Adoption of the SOP will be required for the Company in fiscal 1999 and will be reported as adoption of a change in accounting principle, net of tax. Based on amounts capitalized at January 3, 1998, net of amortization, the impact of this SOP would result in a non-cash charge of $28,266, net of income tax.

NOTE 2 - ACQUISITIONS

     In February 1996, the Company acquired substantially all of the assets (including certain subsidiaries) comprising the GJM Group of Companies ('GJM'). GJM was a private label manufacturer of women's lingerie and sleepwear and now also manufactures products for the Company's Intimate Apparel Division. The purchase price consisted of a cash payment of $12,500 plus assumed liabilities.

     In the third and fourth quarters of fiscal 1996, the Company acquired the assets and stock of the companies comprising the Lejaby/Euralis group of companies ('Lejaby'), a leading European intimate apparel manufacturer, for approximately $79,249 plus assumed liabilities and certain fees and expenses. Funds to consummate the transaction were provided by members of the Company's bank credit group. The terms of the bank loans are substantially the same as the terms of the Company's 1995 Bank Credit Agreements and include a term loan facility of 370 million French Francs and revolving loan facilities of 150 million French Francs. The term and revolving loans mature on December 31, 2001. On July 19, 1996, the Company acquired Bodyslimmers, for approximately $6,500 plus assumed liabilities. Bodyslimmers designs and markets body slimming undergarments for women.

     The GJM, Lejaby and Bodyslimmers acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated results of operations since the respective dates of acquisition. The purchase price of the respective acquisitions was allocated to the fair value of the assets acquired, including certain trademarks and intangible assets. In addition, the Company incurred certain costs to consolidate the acquired businesses into the Company's operations and terminate certain contracts and agreements. The allocation of acquisition costs to the fair value of the assets acquired and liabilities assumed is summarized below:

Accounts receivable.......................................            $ 34,700
Inventories...............................................              30,500
Other current assets......................................               1,200
Fixed assets..............................................               6,900
Intangible and other assets...............................              90,500
Notes payable.............................................              (2,300)
Accounts payable..........................................             (29,100)
Accrued liabilities.......................................             (46,800)
                                                                   -----------
Purchase price -- net of cash balances of acquired
  entities................................................            $ 85,600
                                                                   -----------
                                                                   -----------

     These acquisitions did not have a material pro-forma impact on 1996 consolidated earnings. The final purchase prices did not materially differ from the amounts shown above.

     In October 1997, the Board of Directors of the Company and the owners of 51.3% of Designer Holdings Ltd. ('Designer Holdings') common stock consummated a Merger Agreement and Exchange

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Agreement whereby the Company acquired 51.3% of Designer Holdings outstanding common stock in exchange for 5,340,773 shares of the Company's common stock and agreed, subject to shareholder approval, to acquire the remaining shares outstanding at the same exchange ratio. In December 1997, the Company acquired the remaining 48.7% of the outstanding common stock of Designer Holdings in exchange for 5,072,371 shares of the Company's common stock. Designer Holdings develops, manufactures and markets designer jeanswear and jeans related sportswear for men, women and juniors, and has a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and sportswear collections in North, South and Central America under the Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis labels.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the accompanying consolidated financial statements include the results of the Designer Holdings business commencing in October 1997. The minority interest in the results of operations for periods of less than 100% ownership by the Company have been included in selling, administrative and general expenses. In these transactions, the Company issued a total of 10,413,144 shares of its common stock, valued at fair market value ($33.94 per share), resulting in a total purchase price of $353,400. The preliminary allocation of the total purchase price, exclusive of cash received of approximately $55,800, to the fair value of the net assets acquired is summarized as follows:

Accounts receivable..................................................     $   85,100
Inventories..........................................................         74,300
Prepaid and other current assets.....................................         41,000
Property and equipment...............................................          7,900
Intangible and other assets..........................................        343,300
Accounts payable and accrued liabilities.............................        (93,200)
Deferred income taxes................................................        (59,800)
Other liabilities....................................................           (500)
Mandatorily redeemable preferred securities..........................       (100,500)
                                                                        --------------
Purchase price -- net of cash balances...............................     $  297,600
                                                                        --------------
                                                                        --------------

     Included in intangible and other assets above are $130,000 for licenses and $159,000 of goodwill.

     The allocation of purchase price is subject to revision when additional information concerning the asset and liability valuations becomes available. Accordingly, the final purchase price allocation could differ from the amounts shown.

     The following summarized unaudited pro forma information combines financial information of the Company with Designer Holdings for fiscal 1997 and 1996 assuming the acquisition had occurred as of January 7, 1996. The unaudited pro forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition.

                                                                                  FOR THE YEAR ENDED
                                                                               ------------------------
                                                                               JANUARY 4,    JANUARY 3,
                                                                                  1997          1998
                                                                               ----------    ----------
Statement of Income Data:
Net revenues................................................................   $1,544,200    $1,800,800
Income before extraordinary item............................................       14,100        18,700
Net income..................................................................       11,800        18,700
Income per common share:
     Basic..................................................................   $     0.23    $     0.31
                                                                               ----------    ----------
                                                                               ----------    ----------
     Diluted................................................................   $     0.22    $     0.29
                                                                               ----------    ----------
                                                                               ----------    ----------

     The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred on the dates specified above, nor is it

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

indicative of future results of operations for the combined companies at any future date or for any future periods.

     In February 1995, the Company terminated the license agreement for the production of men's underwear and women's intimate apparel bearing the Calvin Klein name in Canada. The cost of terminating the license agreement was $6,200. In August 1996, the Company terminated a production agreement with the former licensee in Canada prior to its expiration date. The cost to terminate the production agreement was approximately $1,793.

NOTE 3 - SPECIAL CHARGE FOR ADVERTISING COSTS PREVIOUSLY DEFERRABLE

     In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7, 'Reporting on Advertising Costs' ('SOP 93-7'). In accordance with SOP 93-7, certain advertising and promotion costs previously deferred by the Company are expensed when the advertisement first runs. As a result, in fiscal 1995 the Company recorded a charge for advertising costs previously deferrable of $11,745 ($7,282 net of income tax benefits).

NOTE 4 - NON-RECURRING EXPENSE

     In 1996, the acquisition of the GJM businesses significantly added to the Company's low cost manufacturing capacity and resulted in an immediate expansion of product lines. As a result of this and the acquisition of Bodyslimmers and Lejaby, the Company undertook a strategic review of its businesses and manufacturing facilities. The Company recorded non-recurring charges aggregating $138,540 ($88,804 net of income tax benefits) for actions taken as a result of this review, including disposition of the Hathaway men's dress shirt business.

     In 1997, the acquisition of Designer Holdings introduced significant new product lines and the Company incurred additional one-time charges related to the merger and integration of this business together with the further integration of the 1996 acquisitions and expansion of the consolidation and realignment program initiated in 1996. These 1997 non-recurring items, aggregating $130,804 ($81,061 net of income tax benefits) and the 1996 charges are described below.

     The charges reported below include inventory markdowns directly attributable to the decision to exit product lines and businesses as well as the consolidation and realignment of facilities in both years. It is difficult to distinguish inventory markdowns attributable to the decision to exit or realign these activities from external market conditions. Accordingly, inventory markdowns in 1996 and 1997 as well as gross margin losses incurred during fiscal 1996 and 1997 are included in cost of goods sold. Charges totaling $37,868 in fiscal 1996 and $76,625 in fiscal 1997 are reflected within cost of goods sold in the consolidated statement of income. All other charges totaling $100,672 in fiscal 1996 and $54,179 in fiscal 1997 are reflected within selling, administrative and general expenses.

1996 NON-RECURRING:

Loss related to the sale of the Hathaway business...........................................   $ 46,058
Charge for the consolidation and realignment of the Intimate Apparel
  Division..................................................................................     72,073
Other items, including merger termination costs.............................................     20,409
                                                                                               --------
                                                                                                138,540
Less: income tax benefits...................................................................    (49,736)
                                                                                               --------
                                                                                               $ 88,804
                                                                                               --------
                                                                                               --------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

EXIT FROM THE HATHAWAY BUSINESS

     On May 6, 1996, after a careful evaluation of the Company's Hathaway men's dress shirt operations, the Company announced that it had decided to cease manufacturing and marketing this brand. On November 12, 1996 the Company sold to an investor group, certain assets comprising the Hathaway dress shirt manufacturing operations in Waterville, Maine and Prescott, Ontario including certain inventory, property and equipment and other assets (the 'Hathaway Assets'). The Company's Puerto Rico facility (not included in the sale) ended production of Hathaway products in 1995 and necessary legal filings to cease operations in the leased Puerto Rico plant were made in May 1996.

     Net revenues of the Hathaway business were $37,754 and $27,800 for the years ended January 6, 1996 and January 4, 1997, respectively. Results of operations for the years ended January 6, 1996 and January 4, 1997 generated a pre-tax loss of approximately $4,641 and $8,669, respectively.

     Losses recorded in fiscal 1996 related to the Hathaway business are summarized as follows:

Write-down of assets to fair value (including $13,800 of intangible assets and $1,000 in
  cost of goods sold).......................................................................   $ 32,420
Severance and other employee costs..........................................................      4,760
Legal and professional fees.................................................................        209
Losses incurred during fiscal 1996..........................................................      8,669
                                                                                               --------
Total charges...............................................................................     46,058
Less: income tax benefits...................................................................    (16,535)
                                                                                               --------
     Total net loss related to exit from the Hathaway business -- fiscal 1996...............   $ 29,523
                                                                                               --------
                                                                                               --------

INTIMATE APPAREL DIVISION CONSOLIDATION AND REALIGNMENT

     In April 1996, the Company announced the consolidation and realignment of certain of its intimate apparel manufacturing, distribution, selling and administrative functions and facilities in the United States and Europe. The consolidation and realignment resulted in a non-recurring charge in fiscal 1996 of $46,198, net of income tax benefits of $25,875. The closing of several manufacturing facilities and consolidation of certain distribution operations resulted in the Company incurring certain integration costs in its remaining manufacturing facilities to reconfigure product assortments and retrain existing personnel. The costs attendant to the realignment and retraining incurred in fiscal 1996 amounted to approximately $16,100.

     In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Bodyslimmers acquisitions, the Company re-evaluated the viability of all product lines and styles. As a result, certain products and styles were discontinued to permit the investment of working capital in products and styles with greater returns. The liquidation of these products resulted in mark down losses of approximately $18,070 in fiscal 1996.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     A summary of the total intimate apparel division consolidation and realignment charge follows:

Fees and other expenses.....................................................................   $  2,840
Lease termination costs.....................................................................      6,042
Severance and other employee costs, net of pension curtailment gains........................     21,861
Realignment of manufacturing facilities and retraining costs................................     16,100
Disposition and write-down of discontinued inventory........................................     18,070
Manufacturing variances.....................................................................      7,160
                                                                                               --------
     Total charges..........................................................................     72,073
Less: Income tax benefits...................................................................    (25,875)
                                                                                               --------
     Net intimate apparel consolidation and realignment.....................................   $ 46,198
                                                                                               --------
                                                                                               --------

OTHER

     Other non-recurring items of $13,083, net of income tax benefits of $7,326, were incurred and paid in fiscal 1996.

     The addition of the GJM manufacturing and administrative organization enabled the Company to begin manufacturing and direct sourcing certain products which had been previously outsourced through a buying agent. This has resulted in significant ongoing cost savings to the Company. The pre-tax cost of terminating the existing agency contract was $2,693.

     The Company has recognized other opportunities for further cost savings by consolidating certain administrative and sales functions in Europe following the Lejaby acquisition. Actions taken in fiscal 1996, primarily reductions in existing staff, resulted in a non-recurring pretax charge of $6,066.

     In order to achieve an early resolution of the insurance claims related to the destruction of one of the Company's distribution centers as a result of the 1994 California earthquake, the Company accepted a cash settlement offer of approximately $19,000 and wrote-off the remaining receivable of $6,082. The Company also wrote off certain other claims of approximately $2,568. The write off of these amounts resulted in a pre-tax charge of $8,650.

     In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996, the Company announced the termination of the merger. The Company incurred legal, accounting and investment advisory fees in connection with the proposed merger of $3,000.

1997 NON-RECURRING:

Merger related integration costs............................................................   $ 49,959
Consolidation and realignment...............................................................     59,499
Other items, including final disposition of Hathaway assets.................................     21,346
                                                                                               --------
                                                                                                130,804
Less: income tax benefits...................................................................    (49,743)
                                                                                               --------
                                                                                               $ 81,061
                                                                                               --------
                                                                                               --------

MERGER RELATED INTEGRATION COSTS

     Designer Holdings and the Company previously operated retail outlets in several common locations. The Company has elected to consolidate retail operations in such locations into the larger existing Designer Holdings facilities. As a result, the Company has provided for the anticipated lease termination costs, write-off of related fixed assets and the close-out of store inventories and surplus stocks not considered suitable for redirected marketing efforts in the new store format. The Company

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

has also taken steps to reduce the number of new Designer Holdings retail stores previously planned. In addition, following the merger in December 1997, the Company consolidated the credit and collection functions of the companies and initiated a program of consolidating receivables from common customers, offering favorable settlement of prior balances to accelerate collection efforts. Additional allowances accepted under this program are expected to generate substantial cash earlier than otherwise would be available. Under the Company's redirected marketing strategy for Designer Holdings, it is anticipated that the volume of future business with certain prior distribution outlets may be significantly reduced.

     The consolidation of other administrative functions for the Company and Designer Holdings, which is substantially complete, has resulted in workforce reductions and closure of office facilities. Additional reductions and closures are being considered to maximize savings.

     A summary of the merger related integration costs follows:

Consolidation of retail stores and credit and collections...................................   $ 40,120
Other merger related costs..................................................................      9,839
                                                                                               --------
                                                                                                 49,959
Less: income tax benefits...................................................................    (18,644)
                                                                                               --------
                                                                                               $ 31,315
                                                                                               --------
                                                                                               --------

CONSOLIDATION AND REALIGNMENT

     The Company expanded the intimate apparel consolidation and realignment program initiated in 1996 to include other products and facilities. In large part this was necessitated or prompted by the increased production volumes and demand experienced throughout the year. Accordingly, additional products and styles were discontinued and slower moving inventory liquidated, incurring markdown losses to accommodate the increased volumes of higher margin merchandise. The consolidation of retail stores and related restocking plans was also a factor.

     Further reconfiguration of manufacturing facilities and the merger of Warner's Europe with Lejaby operations achieved a workforce reduction greater than originally anticipated but delayed realization of anticipated efficiencies and resulted in additional costs including severance and termination costs, primarily expensed as incurred.

     A summary of consolidation and realignment costs follows:

Disposition and write-down of assets including discontinued inventory.......................   $ 34,846
Realignment of manufacturing facilities.....................................................     17,273
Severance and other employee costs..........................................................      7,380
                                                                                               --------
                                                                                                 59,499
Less: income tax benefits...................................................................    (22,907)
                                                                                               --------
                                                                                               $ 36,592
                                                                                               --------
                                                                                               --------

OTHER

     The planned disposition of assets retained from the Hathaway sale was achieved on terms less favorable than expected. In addition, insurance recoveries related to a prior year customer bankruptcy were less than anticipated. As a result of the above, charges incurred in 1997 exceeded estimates previously accrued by $21,346 ($13,154 net of income tax benefits).

     In the aggregate, the non-cash portion of the 1997 non-recurring item is $96,600 pre-tax and related primarily to the write-off of inventory, accounts receivable and other assets. The cash portion of $34,200

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

pre-tax relates to severance and other employee costs, remaining obligations under leases and facility costs, of which $29,000 was incurred and paid in 1997 and $5,200 is expected to be paid in fiscal 1998. The reserve balance at January 3, 1998 was $31,028 which includes the 1996 reserve balance of $3,000, primarily for lease termination costs less minor expenditures in 1997.

NOTE 5 - EXTRAORDINARY ITEM

     In October 1995, in conjunction with a refinancing of the Company's credit agreements, as more fully described in Note 11, the Company recorded a non-cash extraordinary charge of $3,120 (net of income tax benefits of $1,913) related to the write-off of deferred financing costs under the Company's previous credit agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In 1990, the Company sold its Activewear Division to a newly formed company, Authentic Fitness Corporation ('Authentic Fitness'). Certain directors and officers of the Company are also directors and officers of Authentic Fitness. The Company originally maintained an equity interest in Authentic Fitness equal to approximately 3.0% of the outstanding equity of Authentic Fitness. The equity interest was sold in March 1995 pursuant to an option granted at the time of the sale. From time to time, the Company and Authentic Fitness jointly negotiate contracts and agreements with vendors and suppliers. Authentic Fitness purchases certain occupancy services related to leased facilities, computer services, laboratory testing, transportation and contract production services from the Company. Total charges to Authentic Fitness for these services were approximately $5,335, $5,446 and $5,607 for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively. In fiscal 1997, the Company and Authentic Fitness settled outstanding balances of $2,875 resulting in an additional payment by the Company. For the fiscal year ended January 3, 1998, the Company sold no inventory to Authentic Fitness for sale in its outlet stores; such sales totaled $2,668 and $350 for the years ended January 6, 1996 and January 4, 1997, respectively.

     The Company purchases certain design and occupancy services from Authentic Fitness. Charges for design and occupancy services were approximately $2,206, $1,244 and $1,299 for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively. The Company purchases inventory from Authentic Fitness for sale in the Company's outlet stores. Inventory purchases from Authentic Fitness were $7,562, $15,531 and $16,201 for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively. In July 1996, Authentic Fitness announced that it was exiting the outlet store business. Pursuant to an agreement, leases relating to four outlet stores were assigned to the Company and the Company purchased the existing Authentic Fitness outlet store inventory for its net book value, which is included in the amount previously mentioned.

     In June 1995, the Company and Authentic Fitness entered into a sub-license agreement whereby the Company secured rights to design, manufacture and distribute certain intimate apparel using the Speedo brand name. The Company pays a royalty to Authentic Fitness for garments sold under the Speedo label. The Company paid Authentic Fitness $1,000 for this sub-license. Royalty expense under this agreement was approximately $78, $469 and $293 for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively.

     A director and a stockholder of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ('Spectrum'). Spectrum and the Company are parties to an agreement under which Spectrum provides consulting services to the Company. The Spectrum consulting agreement was amended on May 9, 1991 to provide for annual fees of $350 or such higher amount, including expenses, not to exceed $500 (plus cost of living increases) for a period of five years. The

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

contract has been extended through May 9, 1999. Amounts charged to expense pursuant to these agreements were $500 in each of the three fiscal years ended January 3, 1998.

     The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

NOTE 7 - SEGMENT REPORTING

     The Company operates within one industry segment -- the design, manufacturing and marketing of apparel. No one customer accounted for more than 10.0% of the Company's net revenues for any of the three years in the period ended January 3, 1998. The Company operates in several geographic areas.

                                                                         CANADA AND
         FOR THE YEAR ENDED JANUARY 6, 1996            UNITED STATES    LATIN AMERICA      EUROPE       CONSOLIDATED
----------------------------------------------------   -------------    -------------     --------      ------------
Net revenues........................................    $   807,491        $57,820        $ 50,868       $  916,179
                                                       -------------    -------------     --------      ------------
                                                       -------------    -------------     --------      ------------
Operating profit....................................    $   142,673        $ 9,948        $  2,449       $  155,070
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
General corporate expense -- net....................                                                        (41,182)
Interest expense....................................                                                        (33,867)
                                                                                                        ------------
Income before extraordinary items and income
  taxes.............................................                                                     $   80,021
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 6, 1996..............    $   707,258        $43,093        $ 39,329       $  789,680
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
Corporate assets....................................                                                        151,407
                                                                                                        ------------
     Total Assets at January 6, 1996................                                                     $  941,087
                                                                                                        ------------
                                                                                                        ------------

         FOR THE YEAR ENDED JANUARY 4, 1997
----------------------------------------------------
Net revenues........................................    $   902,572        $66,297        $ 94,954       $1,063,823
                                                       -------------    -------------     --------      ------------
                                                       -------------    -------------     --------      ------------
Operating profit....................................    $   149,632        $ 9,444        $ 15,375       $  174,451
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
General corporate expense -- net....................                                                       (148,476)
Interest expense....................................                                                        (32,435)
                                                                                                        ------------
Income (loss) before income taxes...................                                                     $   (6,460)
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 4, 1997..............    $   859,971        $32,810        $102,730       $  995,511
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
Corporate assets....................................                                                        147,433
                                                                                                        ------------
     Total Assets at January 4, 1997................                                                     $1,142,944
                                                                                                        ------------
                                                                                                        ------------
         FOR THE YEAR ENDED JANUARY 3, 1998
----------------------------------------------------
Net revenues........................................    $ 1,158,893        $68,234        $208,603       $1,435,730
                                                       -------------    -------------     --------      ------------
                                                       -------------    -------------     --------      ------------
Operating profit....................................    $   171,583        $11,802        $ 43,351       $  226,736
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
General corporate expense -- net....................                                                       (143,946)
Interest expense....................................                                                        (45,873)
                                                                                                        ------------
Income before income taxes..........................                                                     $   36,917
                                                                                                        ------------
                                                                                                        ------------
Identifiable assets at January 3, 1998..............    $ 1,441,765        $41,338        $ 92,309       $1,575,412
                                                       -------------    -------------     --------
                                                       -------------    -------------     --------
Corporate assets....................................                                                        152,236
                                                                                                        ------------
     Total Assets at January 3, 1998................                                                     $1,727,648
                                                                                                        ------------
                                                                                                        ------------

     Special charges related to SOP 93-7 of $11,745 in fiscal 1995 are included in general corporate expense -- net. Non-recurring pre-tax charges of $138,540 and $130,804 in fiscal 1996 and 1997, respectively, related to certain consolidation and restructuring actions announced in 1996, the merger and integration of 1996 and 1997 acquisitions and the sale of the Hathaway dress shirt operations in 1996 are included in general corporate expense -- net.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     Identifiable assets are those assets of the Company that are associated with the operations in each geographic area. Corporate assets consist principally of accounts receivable (other than trade), prepaid expenses, property and equipment, deferred financing costs, deferred income tax assets and other assets.

NOTE 8 - INCOME TAXES

     The following presents the United States and foreign components of income from operations before income taxes and the related provision (benefit) for United States federal and other income taxes:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 6       JANUARY 4,      JANUARY 3,
                                                                            1996            1997            1998
                                                                         ----------      ----------      ----------
United States income (loss) from operations before income taxes and
  extraordinary item................................................      $ 75,542        $(24,659)       $  6,060
Foreign income before taxes.........................................         4,479          18,199          30,857
                                                                         ----------      ----------      ----------
Income (loss) before income taxes and extraordinary item............      $ 80,021        $ (6,460)       $ 36,917
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

Current Provision:
United States federal...............................................      $  1,790        $ --            $   (432)
State and Puerto Rico...............................................         6,013              60              77
Foreign.............................................................         1,923           1,161           6,480
                                                                         ----------      ----------      ----------
                                                                             9,726           1,221           6,125
                                                                         ----------      ----------      ----------

Deferred Provision (Benefit):
United States federal...............................................        23,792          (2,767)          6,687
State and Puerto Rico...............................................        (3,110)            102           1,073
Foreign.............................................................        --               3,223          --
                                                                         ----------      ----------      ----------
                                                                            20,682             558           7,760
                                                                         ----------      ----------      ----------
Total...............................................................      $ 30,408        $  1,779        $ 13,885
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 6       JANUARY 4,      JANUARY 3,
                                                                            1996            1997            1998
                                                                         ----------      ----------      ----------
Income (loss) from continuing operations before income taxes........      $ 80,021        $ (6,460)       $ 36,917
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
Provision for income taxes at the statutory rate....................      $ 28,007        $ (2,261)       $ 12,921
Foreign income taxes at rates in excess of (lower than) the U.S.
  statutory rate....................................................           300          (2,108)         (3,859)
State income taxes -- net of federal benefit........................         3,908             105             759
Non-deductible intangible amortization and disposals................         1,256           4,736           1,829
Other -- net........................................................           234           1,307           2,235
Current benefit of capital loss carryforward........................        (1,275)         --              --
Current benefit for U.S. NOL carryforward...........................        (2,022)         --              --
                                                                         ----------      ----------      ----------
Provision for income taxes..........................................      $ 30,408        $  1,779        $ 13,885
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The Company has estimated United States net operating loss carryforwards of approximately $79,616 which expire from 2004 through 2010.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     As a result of certain sales of the Company's common stock in 1991 and 1992 and other ownership changes occurring during the three-year period prior to 1991, a change of ownership occurred under Internal Revenue Code Section 382, which effectively limits the rate at which the Company may utilize its net operating loss carryforwards. Nevertheless, the Company expects that it will be able to utilize substantially all of the net operating loss carryforwards it would have used, absent any limitation.

     As of January 3, 1998 and January 4, 1997, the Company had total deferred tax assets of $69,410 and $34,417, respectively, and deferred tax liabilities of $86,610 and $18,036, respectively. Valuation allowances are not significant. Significant deferred tax assets at January 3, 1998 and January 4, 1997 were for operating costs not currently deductible for tax purposes, net operating loss carryforwards and postretirement benefits and totaled $62,349 and $22,411, respectively. Significant deferred tax liabilities at January 3, 1998 and January 4, 1997 were for depreciation and amortization differences and totaled $50,958 and $2,587, respectively. The change between January 4, 1997 and January 3, 1998 is primarily the result of recording the tax effect of differing tax and accounting basis of net assets arising from the acquisition of Designer Holdings. Other current assets include current taxes receivable of $14,395 and deferred income taxes of $809 at January 3, 1998. At January 4, 1997, accrued liabilities included deferred income taxes of $6,084.

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

     The funding policy for the Plan is to make, as a minimum contribution, the equivalent of the minimum required by the Employee Retirement Income Security Act of 1974.

     The periodic net pension cost (income) is comprised of the following:

                                                                                     FOR THE YEAR ENDED
                                                                         ------------------------------------------
                                                                         JANUARY 6,      JANUARY 4,      JANUARY 3,
                                                                            1996            1997            1998
                                                                         ----------      ----------      ----------
Benefits earned.....................................................      $  1,676        $  1,552        $  1,296
Interest cost on projected benefits.................................         7,801           7,728           7,799
Actual return on investments........................................       (20,976)         (9,326)        (19,493)
Net amortization/deferral...........................................        13,271             (91)         10,110
Curtailment gain and other -- net...................................        --              (2,048)         --
                                                                         ----------      ----------      ----------
Net periodic pension cost (income) -- Company plan..................         1,772          (2,185)           (288)
Cost of other plans.................................................           539           1,054             839
                                                                         ----------      ----------      ----------
Net pension cost (income)...........................................      $  2,311        $ (1,131)       $    551
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------

     The Plan had assets in excess of projected benefit obligations at January 4, 1997 and assets approximately equal to projected benefit obligations at January 3, 1998. Plan investments include fixed income securities and marketable equity securities, including 71,800, 81,800 and 212,000 shares of the Company's Class A Common Stock, which had a fair market value of $1,795, $2,423 and $6,652 at January 6, 1996, January 4, 1997 and January 3, 1998, respectively. The Plan also owned 101,300, 112,500 and 112,500 shares of Authentic Fitness' common stock, which had a fair market value of $2,102, $1,350 and $2,095 at January 6, 1996, January 4, 1997 and January 3, 1998, respectively.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The following table sets forth the Plan's funded status and amounts recognized in the balance sheet:

                                                                                             FOR THE YEAR ENDED
                                                                                         --------------------------
                                                                                         JANUARY 4,      JANUARY 3,
                                                                                            1997            1998
                                                                                         ----------      ----------

Plan assets at fair value...........................................................      $ 104,267       $ 115,330
                                                                                         ----------      ----------
                                                                                         ----------      ----------
Actuarial present value of benefit obligation:
     Vested.........................................................................         94,452         106,640
     Non-vested.....................................................................          1,542           1,954
                                                                                         ----------      ----------
Accumulated benefit obligation......................................................         95,994         108,594
Effect of projected future salary increases.........................................          4,785           6,900
                                                                                         ----------      ----------
Projected benefit obligation........................................................        100,779         115,494
                                                                                         ----------      ----------
Plan assets (in excess of) less than projected benefit obligation...................         (3,488)            164
Unrecognized prior service cost.....................................................            422             347
Unrecognized net gain...............................................................          4,426             558
                                                                                         ----------      ----------
Amounts accrued for employee retirement Plan........................................      $   1,360       $   1,069
                                                                                         ----------      ----------
                                                                                         ----------      ----------

     As of January 3, 1998, the discount rate was 7.5%. As of January 4, 1997, the discount rate was 8.0%. The actuarial assumption for long-term rate of return on plan assets is 9.0% for fiscal 1996 and 1997. The actuarial assumption for increases in salary levels are based on employee's attained age and years of service and range from 4.8% to 12.0% per annum.

OTHER POSTRETIREMENT BENEFITS

     In addition to providing pension benefits, the Company has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors. The plans are contributory, with retiree contributions adjusted annually, and contain cost-sharing features including deductibles and co-insurance. The Company does not fund postretirement benefits.

     The net periodic postretirement benefit cost is comprised of the following:

                                                                 FOR THE YEAR ENDED
                                                     ------------------------------------------
                                                     JANUARY 6,      JANUARY 4,      JANUARY 3,
                                                        1996            1997            1998
                                                     ----------      ----------      ----------

Service cost....................................       $  109          $   68           $ 91
Interest cost...................................          599             601            672
Net amortization/deferral.......................         (220)           (187)           (20)
Curtailment gain................................        --               (171)         --
                                                     ----------      ----------      ----------
Net periodic postretirement benefit cost........       $  488          $  311           $743
                                                     ----------      ----------      ----------
                                                     ----------      ----------      ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The following sets forth the status of the plans and amounts recognized in the balance sheets at January 4, 1997 and January 3, 1998:

                                                                     JANUARY 4,      JANUARY 3,
                                                                        1997            1998
                                                                     ----------      ----------

Accumulated postretirement benefit obligation:
     Retirees...................................................       $6,979          $7,968
     Actives, fully eligible....................................          129             264
     Actives, not fully eligible................................          551             760
Unrecognized net gain from experience differences and changes in
  assumptions...................................................        1,667             475
                                                                     ----------      ----------
Amount accrued for postretirement benefit costs.................       $9,326          $9,467
                                                                     ----------      ----------
                                                                     ----------      ----------

     The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the year ended January 6, 1996 was 11.0% for years 1 through 3, 9.0% for years 4 through 8, and 5.0% for years thereafter. The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the year ended January 4, 1997 was 9.0% for years 1 through 4, and 5.0% thereafter. The weighted average annual assumed rate of increase in the per capita costs of covered benefits (health care cost trend rate) for the year ended January 3, 1998 was 9% for years 1 through 3, and 5.0% for years thereafter. A 1.0% increase in the trend rate assumption would have increased the periodic postretirement benefit cost by approximately $34, $47 and $47 for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively. To reflect the curtailment under FAS 106 resulting primarily from the restructuring and realignment of the Intimate Apparel Division, a discount rate of 8.25% was used at a measurement date of July 1, 1996. As of the end of the 1996 measurement period, the discount rate was decreased to 8.0%. As of January 3, 1998, the discount rate was 7.5%. The rate is consistent with the discount rate used in valuing the Company's pension plan.

     The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. Beginning July 1, 1995, the Company contributes common stock in amounts equal to 15.0% of the first 6.0% of employee contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee is $1,350 in one year. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan totaled $125, $300 and $281 for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively.

NOTE 10 - INVENTORIES

     Inventories consist of the following:

                                                                                         JANUARY 4,      JANUARY 3,
                                                                                            1997            1998
                                                                                         ----------      ----------

Finished goods......................................................................      $ 227,929       $ 340,246
Work in process.....................................................................         76,445         107,495
Raw materials.......................................................................         82,944          78,444
                                                                                         ----------      ----------
                                                                                          $ 387,318       $ 526,185
                                                                                         ----------      ----------
                                                                                         ----------      ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 11 - DEBT

     Long-term debt consists of the following:

                                                                                         JANUARY 4,      JANUARY 3,
                                                                                            1997            1998
                                                                                         ----------      ----------

Revolving credit facility...........................................................      $  --           $ 291,109
Term Note due 1995-1999.............................................................        175,000          --
Term Note due 1997-2001.............................................................         70,560          60,727
Capital lease obligations...........................................................          3,265           2,884
Other...............................................................................         16,261           7,393
                                                                                         ----------      ----------
                                                                                            265,086         362,113
Less: amounts due within one year...................................................         49,281           7,850
                                                                                         ----------      ----------
                                                                                          $ 215,805       $ 354,263
                                                                                         ----------      ----------
                                                                                         ----------      ----------

     Approximate maturities of long-term debt as of January 3, 1998 are as follows:

YEAR                                                              AMOUNT
--------------------------------------------------------------   --------

1998..........................................................   $  7,850
1999..........................................................     10,083
2000..........................................................      9,103
2001..........................................................     43,603
2002..........................................................    291,304
2003 and thereafter...........................................        170

     In October 1995, the Company entered into Bank Credit Agreements ('1995 Bank Credit Agreements') with substantially the same lenders as those in the Company's previous bank credit agreement. The 1995 Bank Credit Agreements had provided for a term loan of $200,000, a five year revolving loan in the amount of $250,000 and a 364 day revolving loan in the amount of $100,000 ('1995 Revolving Credit Facilities'). The 364 day revolving loan was extended for an additional 364 days in fiscal 1996 and was extendable for additional 364 day periods. Amounts outstanding under the 1995 Bank Credit Agreements bore interest at the Bank's base lending rate, or at LIBOR plus 0.4250%. In addition, the 1995 Bank Credit Agreements allowed the Company to place amounts borrowed under the $250,000 Credit Agreement for bid with participating credit institutions. The Company had the right to accept or reject any bids offered by the participating institutions. Amounts drawn under the 1995 Revolving Credit Facilities were not limited to any borrowing base and were essentially unsecured. The Company was required to pay a commitment fee (included in interest expense) on unused portions of the 1995 Revolving Credit Facilities equal to 0.1750% per annum.

     Also in 1995, the Company entered into a $200,000 credit agreement with its banks which provided the Company with a credit facility for the issuance of commercial letters of credit ('1995 L/C Facility'). The 1995 L/C Facility replaced a previous facility with the same lenders in an aggregate amount of $80,000 (subsequently increased to $100,000). In addition to providing for the issue of trade letters of credit, the 1995 L/C Facility provided that the Company could borrow, for a period of 90 days (subsequently increased to 120 days), the amounts due under maturing trade letters of credit ('120 Day Trade Drafts'). Total amounts outstanding under the 1995 L/C Facility, including the face amount of trade letters of credit and 120 Day Trade Drafts, could not exceed $200,000 in the aggregate. The total amount of 120 Day Trade Drafts outstanding could not exceed $100,000 at any time. Amounts outstanding under 120 Day Trade Drafts accrue interest at the bank's base rate or at LIBOR plus 0.4250%. The interest rate payable on outstanding 120 Day Trade Drafts decreased as the Company's implied senior debt rating improved. The Company was required to pay a commitment fee on the unused portion of the 1995 L/C Facility equal to 0.125% per annum of the average unused portion of

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

the 1995 L/C Facility. The Company classifies 120 Day Trade Drafts with trade accounts payable. The amount of 120 Day Trade Drafts outstanding at January 4, 1997 was $64,902.

     In July and August 1996, the Company entered into credit agreements related to the purchase of Lejaby with several of the members of its existing bank group ('1996 Bank Credit Agreements'). The terms of the 1996 Bank Credit Agreements are substantially the same as those of the 1995 Bank Credit Agreement and include a term loan facility of 370 million French Francs and revolving loan facilities of 120 million French Francs. The term and revolving loans mature on December 31, 2001. Borrowings under the term loan and revolving loan facility bear interest at LIBOR plus .45%. The term loan is being repaid in annual installments which began in July 1997, with a final installment due on December 31, 2001. As of January 3, 1998, the Company had approximately $20,400 of additional credit available under the revolving loan portion of the 1996 Bank Credit Agreement.

     In August and November 1997, the Company entered into Bank Credit Agreements ('1997 Bank Credit Agreements') with substantially the same lenders as those in the 1995 Bank Credit Agreements. The 1997 Bank Credit Agreements provide for a five year revolving credit facility in the amount of $600,000 (the 'Five Year Facility'), a 364 day credit facility in the amount of $200,000 (the '364 Day Credit Facility,' and together with the Five Year Facility, '1997 Revolving Credit Facilities') and a $300,000 Trade Letter of Credit Facility ('1997 L/C Facility'). The 1997 L/C Facility provides for the issuance of commercial letters of credit and allows the Company to borrow, for periods of 120 days, the amounts due under maturing letters of credit. The 1997 Bank Credit Agreements replace the 1995 Bank Credit Agreements with improved terms and conditions which include a lower borrowing rate, an extension of maturities and revised debt covenants. The 364 day period is extendable for additional 364 day periods. Amounts outstanding under the 1997 Bank Credit Agreements bear interest at the Bank's base lending rate or at the Eurodollar rate plus 0.375%. Facilities are not limited to any borrowing base and are essentially unsecured. The rate of interest payable on amounts outstanding under the 1997 Bank Credit Agreements and the commitment fee payable on the unused portion of the facilities decreases as the Company's implied senior debt rating improves.

     As of January 4, 1997, the Company had two interest rate swap agreements in place which were used to convert variable interest rate borrowings of $156,500 to fixed interest rates. Borrowings of $150,000 were fixed at 5.67% until maturity in October 1998. Also, borrowings of $6,500 were fixed at 6.60% until maturity in July 2006. As of January 3, 1998, the Company has two additional similar interest rate swap agreements in place, bringing the total amount of borrowings converted to fixed interest rates to $356,500. The two new swap agreements include borrowings of $125,000 fixed at 5.76% and borrowings of $75,000 fixed at 5.79%, both maturing in September 2002. The counterparties to all of the Company's interest rate swap agreements are banks who are lenders in the 1997 Bank Credit Agreements. Differences between the fixed interest rate on each swap and the three month LIBOR interest rate are settled quarterly between the Company and each counterparty. The Company made payments under its interest rate swap agreements totalling $524 and $32 in the years ended January 4, 1997 and January 3, 1998, respectively.

     The Company is required to pay a commitment fee on the average unused portion of the Five Year Facility equal to 0.125% per annum, the 364 Day Credit Facility equal to 0.100% per annum and the 1997 L/C Facility equal to 0.100% per annum. The Company classifies 120 Day Trade Drafts with trade accounts payable. As of January 3, 1998, the amount of 120 Day Trade Drafts outstanding was $111,172.

     The 1997 Bank Credit Agreements contain various covenants involving additional debt, liens on Company property, mergers, investments in other entities, asset sales and other items. These Agreements also require the Company to meet certain financial tests, which as of January 3, 1998, were as follows:
(1) leverage ratio of .55 to 1, and, (2) interest coverage ratio of 3 to 1. The Company was in compliance with all of the covenants under the 1997 and 1995 Bank Credit Agreements for the three fiscal years ended January 3, 1998.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The Company believes that the fair market value of its outstanding variable rate debt is approximately equal to the outstanding principal amount thereof as
(i) substantially all of the Company's debt bears interest at floating rates (market) and (ii) there are no prepayment premiums required by any of the Company's material debt agreements.

     The Company's average interest rate on all its outstanding debt was approximately 6.06% and 5.92% at January 4, 1997 and January 3, 1998, respectively.

     The Company issues stand-by and commercial letters of credit guaranteeing the Company's performance under certain purchase agreements. Certain obligations for letters of credit reduce amounts available under the 1997 Bank Credit Agreements. At January 4, 1997 and January 3, 1998, the Company had outstanding letters of credit totaling approximately $42,590 and $64,037, respectively, of which $5,031 and $4,483, respectively, reduced amounts available under the applicable Revolving Credit Facility.

     At January 3, 1998, the Company had $504,408 and $129,274 of additional credit available under the 1997 Revolving Credit Facilities and the 1997 L/C Facility, respectively.

     The Company and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit ('Foreign Credit Facilities'). At January 3, 1998, the total amount of the Foreign Credit Facilities was approximately $71,300, of which approximately $45,300 was available.

NOTE 12 - MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In 1996, Designer Holdings issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities of a wholly owned subsidiary (the 'Preferred Securities') for aggregate gross proceeds of $120,000. The Preferred Securities represent preferred undivided beneficial interests in the assets of Designer Finance Trust ('Trust'), a statutory business trust formed under the laws of the State of Delaware in 1996. Designer Holdings owns all of the common securities representing undivided beneficial interests of the assets of the Trust. Accordingly, the Trust is included in the consolidated financial statements of the Company. The Trust exists for the sole purpose of (i) issuing the Preferred Securities and common securities (together with the Preferred Securities, the 'Trust Securities'), (ii) investing the gross proceeds of the Trust Securities in 6% Convertible Subordinated Debentures of Designer Holdings due 2016 ('Convertible Debentures') and (iii) engaging in only those other activities necessary or incidental thereto. The Company indirectly owns 100% of the voting common securities of the Trust which is equal to 3% of the Trust's total capital.

     Each Preferred Security is convertible at the option of the holder thereof into 0.6888 of a share of Common Stock, par value $.01 per share, of the Company, or 1,653,177 shares of the Company's Common Stock in the aggregate, at an effective conversion price of $72.59 per share of common stock, subject to adjustments in certain circumstances.

     The holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50.00 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates correspond to the interest rate and interest payment dates on the Convertible Debentures, which are the sole assets of the Trust. Such distributions are included in interest expense.

     The Company has the right to defer payments of interest on the Convertible Debentures and distributions on the Preferred Securities for up to twenty consecutive quarters (five years), provided such deferral does not extend past the maturity date of the Convertible Debentures. Upon the payment, in full, of such deferred interest and distributions, the Company may defer such payments for additional five-year periods.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The Preferred Securities are mandatorily redeemable upon the maturity of the Convertible Debentures on December 31, 2016, or earlier to the extent of any redemption by the Company of any Convertible Debenture, at a redemption price of $50.00 per share plus accrued and unpaid distributions to the date fixed for redemption. In addition, there are certain circumstances wherein the Trust will be dissolved, with the result that the Convertible Debentures will be distributed pro-rata to the holders of the Trust Securities.

     The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities ('Guarantee'). In addition, the Company has entered into a supplemental indenture pursuant to which it has assumed, as a joint and several obligor with Designer Holdings, liability for the payment of principal, premium, if any, and interest on the Convertible Debentures, as well as the obligation to deliver shares of Common Stock, par value $.01 per share, of the Company upon conversion of the Preferred Securities as described above. The Guarantee, when taken together with the Company's obligations in respect of the Convertible Debentures provides a full and unconditional guarantee of amounts due on the Preferred Securities.

     As a result of the acquisition of Designer Holdings by the Company, the Preferred Securities were adjusted to their estimated fair value at the date of acquisition of $100,500, resulting in a decrease in their recorded value of approximately $19,500. This decrease is being amortized, using the effective interest rate method to maturity of the Preferred Securities. As of January 3, 1998, the unamortized balance is $19,242.

NOTE 13 - SUMMARIZED FINANCIAL INFORMATION

     The following is summarized financial information of the Company's wholly-owned subsidiary, Designer Holdings as of December 31, 1996 and January 3, 1998 and for each of the three fiscal years ended January 3, 1998, respectively.

     Balance sheet summary:

                                                                                      DECEMBER 31,      JANUARY 3,
                                                                                          1996             1998
                                                                                      ------------      ----------

Current assets...................................................................       $270,819         $ 129,285
Noncurrent assets................................................................        136,140           497,557
Current liabilities..............................................................         51,454           104,458
Noncurrent liabilities...........................................................         49,583            59,800
Redeemable preferred securities..................................................        120,000           100,758
Stockholders' equity.............................................................        185,922           361,826

     Income statement summary:

                                                               FOR THE YEAR
                                                                  ENDED                 NINE MONTHS     THREE MONTHS
                                                               DECEMBER 31,                ENDED           ENDED
                                                       ----------------------------    SEPTEMBER 30,     JANUARY 3,
                                                         1995(a)         1996(a)           1997             1998
                                                       ------------    ------------    -------------    ------------

Net revenues........................................     $462,122        $480,360        $ 365,049        $158,276
Cost of goods sold..................................      358,613         339,249          262,759         115,958
Net income before extraordinary item................       11,063          27,502              274           8,430
Net income (loss)...................................       11,063          25,246             (633)          8,430

------------

 (a) Certain amounts for the years ended December 31, 1996 and 1995 have been reclassified to cost of goods sold to conform to the current year presentation.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The summarized balance sheet information as of December 31, 1996 is presented on a historical basis and does not reflect the effect of the acquisition by the Company. The summarized balance sheet information as of January 3, 1998 reflects the effect of the acquisition by the Company. Stockholders equity represents the purchase price paid plus earnings for the period since acquisition.

     The income statement information for the years ended December 31, 1995 and 1996 and the nine months ended September 30, 1997 is presented on a historical basis and does not reflect the effect of the acquisition by the Company.

     The above information is not indicative of the future operating results primarily due to the integration of the operations of Designer Holdings with the operations of the Company, the redirected marketing efforts in the new store format and redirected marketing strategy. For further information regarding the acquisition of Designer Holdings by the Company including pro forma information, see Note 2 of the Notes to the Consolidated Financial Statements.

NOTE 14 - CAPITAL STOCK

     On June 30, 1995 the Company paid its first quarterly dividend on its Common Stock. Total dividends paid during the years ended January 6, 1996, January 4, 1997 and January 3, 1998 were $5,868, $14,532 and $16,220, respectively.

     In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan'). The Stock Purchase Plan provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At January 4, 1997 and January 3, 1998, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. The Stock Purchase Plan is administered by the Employee Stock Purchase Plan Administrative Committee of the Board of Directors which has full authority to determine the number of shares granted or sold, vesting requirements, voting requirements and conditions of any stock purchase agreement between the Company and a key employee.

     All shares were sold at amounts determined to be equal to the fair market value of the shares. In addition, certain employees elected to pay for the shares granted by executing a promissory note payable to the Company. Notes totaling $6,041 and $5,972 were outstanding at January 4, 1997 and January 3, 1998, respectively. The note maturities range from five to ten years. Notes receivable from employees are deducted from stockholders' equity and are principally owed by officers and directors of the Company.

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

     On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ('Stock Plan'). The Stock Plan provides for the issuance of up to 2,000,000 shares of common stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. On May 12, 1994, the stockholders approved an amendment to the Stock Plan whereby the number of shares issuable under the Stock Plan is automatically increased each year by 3% of the number of outstanding shares of Class A Common Stock of the Company as of the beginning of each fiscal year. The total number of shares available for

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

issuance under the Stock Plan as of January 3, 1998, was 1,601,387. The Compensation Committee of the Board of Directors has the sole and complete authority to make awards under the Stock Plan and to determine the specific terms and conditions of such awards, except that the exercise price of any stock option award may not be less than the fair market value of the Company's Common Stock at the date of the grant.

     In accordance with the provisions of the Stock Plan, the Company granted 190,700 and 137,135 shares of restricted stock to certain employees, including certain officers of the Company, during the years ending January 4, 1997 and January 3, 1998, respectively. The restricted shares vest over four years. The fair market value of the restricted shares was $5,578 and $4,082 at the dates of grant, respectively. The Company will recognize compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the years ended January 6, 1996, January 4, 1997 and January 3, 1998 was $580, $2,502 and $3,322, respectively. During 1997, 18,250 of non-vested restricted shares were canceled resulting in a reduction in unearned compensation of $481. Unearned stock compensation at January 4, 1997 and January 3, 1998 was $9,456 and $9,734, respectively, and is deducted from stockholders' equity.

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

     In 1997, the Company's Board of Directors approved the adoption of The Warnaco Group, Inc. 1997 Stock Option Plan ('1997 Plan'). The plan provides for the issuance of stock options up to the number of shares of common stock held in treasury. The 1997 Plan is administered by a committee of the Board of Directors of the Company which determines the number of stock options to be granted under the 1997 Plan, and the terms and conditions of such grants. The 1997 Plan provides for the granting of qualified stock options within the meaning of Internal Revenue Code Section 422, non-qualified stock options and restricted stock. In addition, the Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year and limits the vesting period for options awarded under the 1997 Plan. During 1997, options for 626,972 shares were granted.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     Options granted, exercised, canceled and outstanding under the Option Plan, the Stock Plan, the Director Plan and the 1997 Plan at January 3, 1998 are summarized below:

                                                                               PRICE RANGE     SHARES
                                                                               -----------    ---------

Outstanding January 7, 1995.................................................   13.13-18.31    3,497,000
Options granted.............................................................   15.75-18.50    2,255,000
Options exercised...........................................................   15.81-18.31     (100,500)
Options canceled............................................................   15.81-18.31     (369,000)
                                                                                              ---------
Outstanding January 6, 1996.................................................   13.13-18.50    5,282,500
Options granted.............................................................   22.38-29.25    1,962,000
Options exercised...........................................................   13.25-17.32     (417,500)
Options canceled............................................................   13.25-24.38     (136,000)
                                                                                              ---------
Outstanding January 4, 1997.................................................   13.13-29.25    6,691,000
Options granted(1)..........................................................   18.33-33.31    2,611,500
Options exercised...........................................................   13.13-24.38     (251,259)
Options canceled............................................................   13.13-24.38     (233,366)
                                                                                              ---------
Outstanding January 3, 1998.................................................   13.13-33.19    8,817,875
                                                                                              ---------
                                                                                              ---------

------------------

(1) Includes options on 80,000 shares at $18.33 per share in connection with the acquisition by the Company of Designer Holdings.

     Of the outstanding options at January 3, 1998, 4,127,594 were exercisable at a weighted average exercise price of $17.76 per share. Options are exercisable for a period of ten years from date of grant and vest when granted in the case of the Director Plan and from the grant date to four years for the Stock Plan, Option Plan and 1997 Plan. Options expire from February 14, 2002 to December 12, 2007.

     The Company has reserved 1,861,112 shares of Class A Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of January 3, 1998. In addition, there are 839,319 shares of Class A common stock in treasury stock available for issuance under the 1997 Plan.

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense has been recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, 'Accounting for Stock Based Compensation' (SFAS No.
123), which also requires that the pro forma information be determined as if the Company had accounted for its employee stock options granted subsequent to January 7, 1995 under the fair-value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                      JANUARY 6,    JANUARY 4,    JANUARY 3,
                                                                         1996          1997          1998
                                                                      ----------    ----------    ----------

Risk-free interest rate............................................      7.14%         5.47%         6.20%
Dividend yield.....................................................      1.70%         1.15%         1.08%
Expected volatility of market price of Company's Common Stock......       .3143         .3189         .3197
Expected option life...............................................   5 years       5 years       5 years

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The Company's pro forma information is as follows:

                                                                                FOR THE YEAR ENDED
                                                                      --------------------------------------
                                                                      JANUARY 6,    JANUARY 4,    JANUARY 3,
                                                                         1996          1997          1998
                                                                      ----------    ----------    ----------

Pro forma net income (loss)........................................    $ 42,145      $(14,947)     $ 18,230
Pro forma basic income (loss) per share............................    $   0.95      $  (0.29)     $   0.34
Pro forma diluted income (loss) per share..........................    $   0.93      $  (0.29)     $   0.33

     These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year.

                                                                                 NUMBER OF SHARES
                                                                      --------------------------------------
                                                                      JANUARY 6,    JANUARY 4,    JANUARY 3,
                                                                         1996          1997          1998
                                                                      ----------    ----------    ----------

Treasury Stock:
Balance at beginning of year.......................................     286,600       286,600        536,600
Common stock reacquired............................................      --           250,000        839,319
                                                                      ----------    ----------    ----------
Balance at end of year.............................................     286,600       536,600      1,375,919
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------

     On November 14, 1996, the Board of Directors approved a stock buyback program of up to 2.0 million shares. On May 14, 1997, the Company's Board of Directors approved an increase of this program to 2.4 million shares, and on February 19, 1998, the Company's Board of Directors authorized the repurchase of an additional 10.0 million shares. During fiscal 1996 and 1997, the Company repurchased 250,000 and 839,319 shares of its common stock under the repurchase programs at a cost of $7,030 and $26,537, respectively.

     As part of the repurchase program, in 1997 the Company has entered into put-call option combinations. Each put option entitles the third-party holder to sell shares of Warnaco common stock to the Company at a specified price. Each call option entitles the Company to buy shares of Warnaco common stock at a specified price. During 1997, 140,350 shares were repurchased under this program and are included in treasury stock, at a cost of $4,475. Net cash settlement payments of $1,620 were also made under this program and are included in additional paid-in capital. At January 3, 1998, the Company had put-call option combinations outstanding on approximately 1.3 million shares at an average forward price per share of $31.66. These option arrangements expire between March 1998 and September 1998. At expiration, the Company has the choice of settling these arrangements through physical settlement (purchase of shares), in cash or in net shares. If these arrangements were settled on a net cash basis at their expiration dates, based on the January 2, 1998 market price for the Company's common stock of $31.25, the Company would be obligated to pay $539.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 15 - EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                FOR THE YEAR ENDED
                                                                      --------------------------------------
                                                                      JANUARY 6,    JANUARY 7,    JANUARY 3,
                                                                         1996          1997          1998
                                                                      ----------    ----------    ----------

Numerator for basic and diluted earnings per share -- income (loss)
  before extraordinary item........................................    $ 49,613      $ (8,239)     $ 23,032
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------
Denominator for basic earnings per share -- weighted average
  shares...........................................................      44,215        51,308        52,814
                                                                      ----------    ----------    ----------
Effect of dilutive securities:
     Employee stock options........................................         932        --             1,613
     Restricted stock shares.......................................         131        --               394
                                                                      ----------    ----------    ----------
Dilutive potential common shares...................................       1,063        --             2,007
                                                                      ----------    ----------    ----------
Denominator for diluted earnings per share -- weighted average
  adjusted shares..................................................      45,278        51,308        54,821
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------
Basic earnings (loss) per share before extraordinary item..........    $   1.12      $   (.16)     $   0.44
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------
Diluted earnings (loss) per share before extraordinary item........    $   1.10      $   (.16)     $   0.42
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------

     Options to purchase 1,900,556 shares of common stock at prices ranging from $30.38 to $33.31 per share were outstanding during fiscal 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire from February to August, 2007, were still outstanding at the end of fiscal 1997.

     Incremental shares issuable on the assumed conversion of the Preferred Securities (1,653,177 shares) were not included in the computation of diluted earnings per share as the impact would have been antidilutive.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

     Leases:

     During 1997, the Company sold certain fixed assets for net book value of approximately $33,223. The assets are being leased back from the purchaser, under the terms of an operating lease, over a six-year period.

     Rental expense was $16,545, $19,923 and $24,492 for the years ended January 6, 1996, January 4, 1997 and January 3, 1998, respectively.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 3, 1998:

                                                                                     RENTAL PAYMENTS
                                                                                 ------------------------
                                                                                 REAL ESTATE    EQUIPMENT
                                                                                 -----------    ---------

1998..........................................................................     $20,153       $12,864
1999..........................................................................      15,345        11,217
2000..........................................................................      12,166        10,928
2001..........................................................................      10,488         8,809
2002..........................................................................       8,829         8,634
2003 and thereafter...........................................................      31,022        10,874

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS

     The following summarizes the unaudited quarterly results of operations of the Company for the years ended January 4, 1997 and January 3, 1998.

                                                                             YEAR ENDED JANUARY 4, 1997
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------

Net revenues.....................................................   $206,480    $222,805    $292,010    $342,528
Gross profit.....................................................     72,909      47,237      90,374     117,187
Net income (loss)................................................     15,218     (55,482)      5,811      26,214

Basic net income (loss) per common share(1)......................   $   0.30    $  (1.08)   $   0.11    $   0.51
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Diluted net income (loss) per common share(1)....................   $   0.29    $  (1.08)   $   0.11    $   0.49
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

                                                                             YEAR ENDED JANUARY 4, 1998
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------

Net revenues.....................................................   $251,526    $290,204    $333,413    $560,587
Gross profit.....................................................     92,742      99,305     124,003     116,171
Net income (loss)................................................     18,126      17,155      32,081     (44,330)

Basic net income (loss) per common share(2)......................   $   0.35    $   0.33    $   0.62    $  (0.77)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Diluted net income (loss) per common share(2)....................   $   0.34    $   0.32    $   0.60    $  (0.77)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

(1) Includes the results of Designer Holdings acquired during the fourth quarter of 1997.

(2) The fiscal 1996 and first three quarters of fiscal 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Revolving, term loans and other borrowings. The carrying amounts of the Company's outstanding balances under its various Bank Credit Agreements and other outstanding debt approximate the fair value because the interest rate on the outstanding borrowings is variable and there are no prepayment penalties.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     Redeemable preferred securities. These securities are publically traded on the New York Stock Exchange. The fair market value was determined based on the closing price on January 2, 1998, the last trading date prior to the end of the fiscal year.

     Interest rate swap agreements. The Company has entered into interest rate swap agreements which have the effect of converting a portion of the Company's outstanding variable rate debt into fixed rate debt. The fair value of the Company's agreements to fix the interest rate on $356,500 of its outstanding debt is based upon quotes from brokers and represents the cash requirement if the existing agreements had been settled at year end.

     Letters of credit. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amount of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

     Equity option arrangements. These arrangements can be settled, at the Company's option, by the purchase of shares, on a net basis in shares of the Company's common stock or on a net cash basis. To the extent that the market price of the Company's common stock on the settlement date is higher or lower than the forward purchase price, the net differential can be paid or received by the Company.

     Foreign currency transactions. During 1997, the Company entered into various foreign currency forward and option contracts which were used as hedges for various commercial transactions. As of January 3, 1998, the Company did not have any open foreign currency forward or option contracts.

     The carrying amounts and fair value of the Company's financial instruments as of January 4, 1997 and January 3, 1998, are as follows:

                                                                      JANUARY 4, 1997         JANUARY 3, 1998
                                                                    --------------------    --------------------
                                                                    CARRYING      FAIR      CARRYING      FAIR
                                                                     AMOUNT      VALUE       AMOUNT      VALUE
                                                                    --------    --------    --------    --------

Revolving loans..................................................   $166,145    $166,145    $303,860    $303,860
Term loans.......................................................    245,560     245,560      60,727      60,727
Other long term debt.............................................     19,526      19,526      10,277      10,277
Redeemable preferred securities..................................      --          --        100,758     100,800
Interest rate swaps..............................................      --            261       --         (4,716)
Letters of credit................................................     42,590      42,590      64,037      64,037
Equity option arrangement........................................      --          --          --           (539)

NOTE 19 - CASH FLOW INFORMATION

                                                                                         FOR THE YEAR ENDED
                                                                               --------------------------------------
                                                                               JANUARY 6,    JANUARY 4,    JANUARY 3,
                                                                                  1996          1997          1998
                                                                               ----------    ----------    ----------

Cash paid during the year for:
     Interest...............................................................    $ 32,667      $ 32,008     $   42,931
     Income taxes, net of refunds received..................................       4,168         8,672         13,578
Supplemental Non-Cash Investing and Financing Activities:
  Details of acquisitions:
     Fair value of assets acquired..........................................      --          $176,497     $  607,400
     Liabilities assumed....................................................      --           (78,200)      (254,000)
     Stock issued...........................................................      --            --           (353,400)
                                                                               ----------    ----------    ----------
     Cash paid..............................................................      --            98,297         --
     Less cash acquired.....................................................      --           (12,649)       (55,800)
                                                                               ----------    ----------    ----------
     Net cash paid (acquired)...............................................      --          $ 85,648     $  (55,800)
                                                                               ----------    ----------    ----------
                                                                               ----------    ----------    ----------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
The Warnaco Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 1998 appearing on page F-1 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K as of and for the three years ended January 3, 1998. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
New York, New York
February 20, 1998

                                                                     SCHEDULE II

                             THE WARNACO GROUP, INC
                   VALUATION & QUALIFYING ACCOUNTS & RESERVES
                             (DOLLARS IN THOUSANDS)

                                             BALANCE AT     ADDITIONS
                                             BEGINNING     CHARGED TO
                                                 OF         COSTS AND                                    BALANCE AT
DESCRIPTION                                     YEAR       EXPENSES(1)      DEDUCTIONS(2)    OTHER(3)    END OF YEAR
------------------------------------------   ----------    -----------      -------------    --------    -----------

Year Ended January 6, 1996
  Receivable allowances...................    $  5,033       $ 2,327           $ 2,225        $--          $ 5,135
                                             ----------    -----------      -------------    --------    -----------
                                             ----------    -----------      -------------    --------    -----------
Year Ended January 4, 1997
  Receivable allowances...................    $  5,135       $ 3,458           $   649        $3,393       $11,337
                                             ----------    -----------      -------------    --------    -----------
                                             ----------    -----------      -------------    --------    -----------
Year Ended January 3, 1998
  Receivable allowances...................    $ 11,337       $32,284(4)        $ 5,482        $7,985       $46,124
                                             ----------    -----------      -------------    --------    -----------
                                             ----------    -----------      -------------    --------    -----------
  Inventory reserves......................    $ --           $19,333(4)        $11,152        $1,236       $ 9,417
                                             ----------    -----------      -------------    --------    -----------
                                             ----------    -----------      -------------    --------    -----------

------------------

(1) Allowances are primarily charged to income as incurred. The allowance is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the accounts receivable then outstanding.

(2) Amounts written-off, net of recoveries.

(3) Reserves related to assets acquired in fiscal 1996 and 1997, respectively.

(4) Includes non-recurring expense charged in fiscal 1997.

The above reserves are deducted from the related assets in the consolidated balance sheets. Current presentation includes amounts for cash discounts and other allowances, aside from allowances for doubtful accounts previously disclosed.



                              STATEMENT OF DIFFERENCES
                              ------------------------

The registered trademark symbol shall be expressed as.......... 'r'