Form 10-Q
period 1998-04-04
WARNACO GROUP INC /DE/
filed 1998-05-19
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 1-10857

                            ----------------------------

                              THE WARNACO GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ----------------------------

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

                            ----------------------------

                          COPIES OF ALL COMMUNICATIONS TO:
                              THE WARNACO GROUP, INC.
                                   90 PARK AVENUE
                              NEW YORK, NEW YORK 10016
                   ATTENTION: VICE PRESIDENT AND GENERAL COUNSEL

                            ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [x]  Yes          [ ]  No

     The number of shares outstanding of the registrant's Class A Common Stock as of May 15, 1998 is as follows: 63,201,082

________________________________________________________________________________

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          APRIL 4,     JANUARY 3,
                                                                                            1998          1998
                                                                                         ----------    ----------
                                                                                         (UNAUDITED)

                                        ASSETS
Current assets:
     Cash.............................................................................   $   13,905    $   12,009
     Accounts receivable -- net.......................................................      360,415       296,378
     Inventories:
          Finished goods..............................................................      412,757       340,246
          Work in process.............................................................      115,433       107,495
          Raw materials...............................................................       78,091        78,444
                                                                                         ----------    ----------
     Total inventories................................................................      606,281       526,185
     Other current assets.............................................................       40,692        45,228
                                                                                         ----------    ----------
          Total current assets........................................................    1,021,293       879,800
Property, plant and equipment (net of accumulated depreciation of $108,492 and
  $101,982, respectively).............................................................      153,499       130,400
Other assets:
     Excess of cost over net assets acquired -- net...................................      348,443       349,235
     Other assets -- net..............................................................      382,857       368,213
                                                                                         ----------    ----------
          Total other assets..........................................................      731,300       717,448
                                                                                         ----------    ----------
                                                                                         $1,906,092    $1,727,648
                                                                                         ----------    ----------
                                                                                         ----------    ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under foreign credit facilities........................................   $   29,477    $   12,751
     Current portion of long-term debt................................................       10,437         7,850
     Accounts payable.................................................................      264,175       289,817
     Accrued liabilities..............................................................       85,729       116,892
     Income taxes payable.............................................................        6,116         5,203
                                                                                         ----------    ----------
          Total current liabilities...................................................      395,934       432,513
                                                                                         ----------    ----------
Long-term debt........................................................................      578,417       354,263
Other long-term liabilities...........................................................       12,855        14,022
Deferred income taxes                                                                        --            18,009
Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Designer
  Finance Trust Holding Solely Convertible Debentures.................................      101,016       100,758
Stockholders' equity:
     Preferred Stock; $.01 par value..................................................       --            --
     Common Stock; $.01 par value.....................................................          685           633
     Additional paid-in capital.......................................................      937,666       940,461
     Cumulative translation adjustment................................................      (10,498)      (14,838)
     Accumulated deficit..............................................................      (44,867)      (63,900)
     Treasury stock, at cost..........................................................      (50,374)      (38,567)
     Notes receivable for common stock issued and unearned stock compensation.........      (14,742)      (15,706)
                                                                                         ----------    ----------
          Total stockholders' equity..................................................      817,870       808,083
                                                                                         ----------    ----------
                                                                                         $1,906,092    $1,727,648
                                                                                         ----------    ----------
                                                                                         ----------    ----------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                             --------------------
                                                                                             APRIL 4,    APRIL 5,
                                                                                               1998        1997
                                                                                             --------    --------
                                                                                                 (UNAUDITED)

Net revenue...............................................................................   $419,208    $251,526
Cost of goods sold........................................................................    270,855     158,784
                                                                                             --------    --------
Gross profit..............................................................................    148,353      92,742
Selling, general and administrative expenses..............................................     96,163      53,214
                                                                                             --------    --------
Income before interest and income taxes...................................................     52,190      39,528
Interest expense..........................................................................     13,633       9,813
                                                                                             --------    --------
Income before income taxes................................................................     38,557      29,715
Provision for income taxes................................................................     13,834      11,589
                                                                                             --------    --------
Net income................................................................................   $ 24,723    $ 18,126
                                                                                             --------    --------
                                                                                             --------    --------
Earnings per share:
     Basic................................................................................    $0.40       $0.35
                                                                                             --------    --------
                                                                                             --------    --------
     Diluted..............................................................................    $0.39       $0.34
                                                                                             --------    --------
                                                                                             --------    --------
Cash dividends per share of common stock..................................................    $0.09       $0.08
                                                                                             --------    --------
                                                                                             --------    --------

Weighted average number of shares of common stock outstanding:
     Basic................................................................................    62,112      51,218
                                                                                             --------     -------
                                                                                             --------     -------
     Diluted..............................................................................    63,743      53,201
                                                                                             --------     -------
                                                                                             --------     -------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                           ----------------------
                                                                                           APRIL 4,     APRIL 5,
                                                                                             1998         1997
                                                                                           ---------    ---------
                                                                                                (UNAUDITED)

Cash flow from operations:
     Net income.........................................................................   $  24,723    $  18,126
Non-cash items included in net income:
     Depreciation and amortization......................................................      13,888        8,044
     Amortization of unearned stock compensation........................................         964          750
     Increase in deferred income taxes..................................................      11,725        7,552
     Other changes in operating accounts................................................    (194,202)    (102,456)
                                                                                           ---------    ---------
Net cash used in operations before non-recurring items..................................    (142,902)     (67,984)
Cash expenses related to non-recurring charges..........................................      (2,467)      (1,640)
                                                                                           ---------    ---------
Net cash used in operations.............................................................    (145,369)     (69,624)
                                                                                           ---------    ---------
Cash flow from investing activities:
     Proceeds from sale of fixed assets.................................................       1,781           51
     Purchase of property, plant & equipment............................................     (31,611)      (9,891)
     Payment of assumed liabilities and acquisition accruals............................      --           (6,215)
     Increase in intangible and other assets............................................     (18,306)     (16,483)
                                                                                           ---------    ---------
Net cash used in investing activities...................................................     (48,136)     (32,538)
                                                                                           ---------    ---------
Cash flow from financing activities:
     Borrowing under revolving credit facilities........................................     245,893      116,503
     Proceeds from the exercise of stock options and repayment of notes receivable from
      employees.........................................................................      32,902          798
     Purchase of treasury shares and payment of withholding tax on option exercises.....     (47,452)      (5,337)
     Increase in other assets and deferred financing costs..............................     (32,200)        (131)
     Repayments of debt.................................................................      (1,432)      (8,261)
     Dividends paid.....................................................................      (4,690)      (3,668)
                                                                                           ---------    ---------
Net cash provided from financing activities.............................................     193,021       99,904
                                                                                           ---------    ---------
Effect on cash due to currency translation..............................................       2,380       --
                                                                                           ---------    ---------
Increase (decrease) in cash.............................................................       1,896       (2,258)
Cash at beginning of period.............................................................      12,009       11,840
                                                                                           ---------    ---------
Cash at end of period...................................................................   $  13,905    $   9,582
                                                                                           ---------    ---------
                                                                                           ---------    ---------
Other changes in operating accounts:
     Accounts receivable................................................................   $ (63,333)   $ (27,835)
     Inventories........................................................................     (79,579)     (45,156)
     Other current assets...............................................................       4,478        4,790
     Accounts payable and accrued liabilities...........................................     (56,752)     (34,665)
     Accrued income taxes...............................................................         984          948
     Other..............................................................................      --             (538)
                                                                                           ---------    ---------
                                                                                           $(194,202)   $(102,456)
                                                                                           ---------    ---------
                                                                                           ---------    ---------

       This Statement should be read in conjunction with the accompanying
             Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 4, 1998 as well as its results of operations and cash flows for the periods ended April 4, 1998 and April 5, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

NOTE 2 -- CAPITAL STOCK

     On February 19, 1998, the Company's Board of Director's declared a quarterly cash dividend of $0.09 per share to be paid on April 9, 1998 to shareholders of record as of March 12, 1998. In addition, the Board of Directors authorized the repurchase of an additional 10.0 million shares to supplement its previously authorized 2.42 million share stock repurchase program. During the three months ended April 4, 1998, the Company repurchased approximately 349,000 shares under equity option arrangements at a cost of approximately $11.8 million. A total of approximately 1.4 million shares have been repurchased under the current authorization of 12.42 million shares leaving approximately 11.0 million shares available to repurchase. In addition, the Company has options outstanding on approximately 1.9 million shares at an average forward price of $36.25 per share at April 4, 1998. These option arrangements expire between May 1998 and December 1998. After accounting for these options, the Company has approximately 9.1 million shares available to repurchase. As of April 4, 1998, treasury stock includes approximately 1,725,000 shares at a cost of $50.4 million. The change in additional paid-in capital during the three months ended April 4, 1998 primarily relates to stock options exercised in which shares were tendered for payment of the exercise price of the options and the related employee withholding taxes, net of related tax benefits to the Company.

NOTE 3 -- NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, 'Earnings per Share,' (SFAS No. 128) which requires the dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997. All share and earnings per share amounts for all prior periods have been restated to conform to the SFAS No. 128 requirements.

     The Company adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (SFAS No. 130) effective with the beginning of fiscal 1998. SFAS No. 130 establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements; however, the adoption of SFAS No. 130 has no impact on the Company's net earnings or stockholders equity. SFAS No. 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     Total comprehensive income was $27.5 million and $17.1 million for the quarters ending April 4, 1998 and April 5, 1997, respectively.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- DEBT

     The Company uses derivative financial instruments in the management of interest rate and foreign currency exposures. The Company does not use derivative financial instruments for trading or speculative purposes. During the fiscal quarter ended April 4, 1998, the Company entered into an amended interest rate swap agreement with certain of its lenders to convert variable rate borrowings of $450.0 million to a fixed rate of 4.99%. The agreements mature in March 2001 with regard to borrowings of $250.0 million and September 2002 with regard to borrowings of $200.0 million. The agreements are extendable at the option of the lenders expiring from March 2006 through September 2009 at fixed rates ranging from 5.87% to 6.28% on borrowings of $575.0 million.

NOTE 5 -- SUMMARIZED FINANCIAL INFORMATION

     The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings as of April 4, 1998 and January 3, 1998 and for the fiscal quarters ended April 4, 1998 and March 31, 1997, respectively. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khaki'r' labels.

     BALANCE SHEET SUMMARY:

                                                                                  (DOLLARS IN THOUSANDS)
                                                                                  ----------------------
                                                                                  APRIL 4,    JANUARY 3,
                                                                                    1998         1998
                                                                                  --------    ----------

Current assets.................................................................   $137,565     $129,285
Noncurrent assets..............................................................    460,030      497,557
Current liabilities............................................................     64,057      104,458
Noncurrent liabilities.........................................................     59,800       59,800
Redeemable preferred securities................................................    101,016      100,758
Stockholders' equity...........................................................    372,722      361,826

     INCOME STATEMENT SUMMARY:

                                                                                    THREE MONTHS ENDED
                                                                                  ----------------------
                                                                                  APRIL 4,    MARCH 31,
                                                                                  1998(a)      1997(b)
                                                                                  --------    ----------

Net revenues...................................................................   $109,153     $122,508
Cost of goods sold.............................................................     74,318       85,902
Net income.....................................................................     10,896        7,440

     -----------------

 (a) Excludes net revenues of $10.7 million now reported as Retail division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

 (b) The summarized income statement information for the three months ended March 31, 1997 is presented on a historical basis and does not reflect the effect of the acquisition by the Company. Certain amounts have been reclassified to cost of goods sold to conform to the current year presentation.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- CASH FLOW INFORMATION

     INCOME STATEMENT SUMMARY:

                                                                                     THREE MONTHS ENDED
                                                                                   ----------------------
                                                                                   APRIL 4,      APRIL 5,
                                                                                     1998          1997
                                                                                   --------      --------

Cash paid for:
     Interest...................................................................   $ 13,653       $8,696
     Income taxes, net of refunds received......................................      3,308        3,089

NOTE 7 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                            THREE MONTHS ENDED
                                                                                         -------------------------
                                                                                         APRIL 4,         APRIL 5,
                                                                                           1998             1997
                                                                                         --------         --------
                                                                                               (IN THOUSANDS
                                                                                            EXCEPT SHARE DATA)

Numerator for basic and diluted earnings per share:
     Net income.......................................................................   $ 24,723         $ 18,126
                                                                                         --------         --------
                                                                                         --------         --------
     Denominator for basic earnings per share -- weighted average shares..............     62,112           51,218
                                                                                         --------         --------
Effect of dilutive securities:
     Employee stock options...........................................................      1,199            1,560
     Restricted stock shares..........................................................        432              423
                                                                                         --------         --------
Dilutive potential common shares......................................................      1,631            1,983
                                                                                         --------         --------
Denominator for diluted earnings per share -- weighted average adjusted shares........     63,743           53,201
                                                                                         --------         --------
                                                                                         --------         --------
Basic earnings per share..............................................................    $0.40            $0.35
                                                                                         --------         --------
                                                                                         --------         --------
Diluted earnings per share............................................................    $0.39            $0.34
                                                                                         --------         --------
                                                                                         --------         --------

     Options to purchase 6,229,102 shares of common stock at prices ranging from $35.50 to $36.44 per share were outstanding during the first quarter of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in February 2008, were still outstanding as of April 4, 1998.

     Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share as the impact would have been antidilutive.

NOTE 8 -- SUBSEQUENT EVENT

     In May 1998, the Company entered into an agreement to reacquire its Calvin Klein Jeanswear childrens sub-license and purchase certain inventory and other assets from Commerce Clothing Company LLC for approximately $41.0 million. In addition, in May 1998 the Company agreed to reacquire the Calvin Klein Jeanswear sub-license in Mexico and purchase certain assets from Macro Jeans S.A. de C.V. for approximately $4.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                                   THREE MONTHS ENDED
                                                                                -------------------------
                                                                                APRIL 4,         APRIL 5,
                                                                                  1998             1997
                                                                                --------         --------
                                                                                 (AMOUNTS IN MILLIONS OF
                                                                                        DOLLARS)
                                                                                       (UNAUDITED)

Net revenues.................................................................    $419.2           $251.5
Cost of goods sold...........................................................     270.8            158.8
                                                                                --------         --------
Gross profit.................................................................     148.4             92.7
   % of net revenues.........................................................      35.4%            36.9%
Selling, general and administrative expenses.................................      96.2             53.2
                                                                                --------         --------
Income before interest and income taxes......................................      52.2             39.5
   % to net revenues.........................................................      12.4%            15.7%
Interest expense.............................................................      13.6              9.8
Provision for income taxes...................................................      13.9             11.6
                                                                                --------         --------
Net income...................................................................    $ 24.7           $ 18.1
                                                                                --------         --------
                                                                                --------         --------

     Net revenues in the first quarter of fiscal 1998 were $419.2 million, $167.7 million or 66.7% higher than the $251.5 million recorded in the first quarter of fiscal 1997. 1998 net revenue includes $119.9 million associated with the acquisition of Designer Holdings, completed in the fourth quarter of 1997. Net revenues increased $47.8 million or 19.0% excluding the Designer Holdings acquisition, with year over year improvements across all divisions.

     Intimate apparel division net revenues increased $23.2 million or 11.9% to $218.0 million in the first quarter of fiscal 1998 from $194.8 million in the first quarter of fiscal 1997. The increase in net revenues compared with fiscal 1997 reflects the success of the recently introduced Naked Truth and Simply Perfect lines of intimate apparel. Net revenues in the Company's core Warner and Olga brands increased $22.4 million or 34.5% in the fiscal 1998 first quarter compared with 1997. International shipments in the first quarter of fiscal 1998 for the intimate apparel division increased $4.8 million or 7.5% to $69.2 million from $64.4 million in the first quarter of fiscal 1997. Partially offsetting the increase in net revenues was a $4.0 million impact of foreign currency translation. Excluding the foreign exchange impact, international sales increased 13.7% in the first quarter. International sales accounted for 31.7% of total divisional net sales in the first quarter of fiscal 1998 compared with 33.1% of total divisional net sales in the first quarter of fiscal 1997.

     Sportswear division (formerly Menswear division) net revenues increased $129.3 million or 272.2% to $176.8 million in the first quarter of fiscal 1998 from $47.5 million in the first quarter of fiscal 1997. The Designer Holdings acquisition added $109.2 million to net revenues in the current fiscal quarter. Excluding those revenues, the increase was $20.1 million or 42.3%. Chaps net revenues increased $18.2 million or 41.6% in the current fiscal quarter compared with 1997 due to its continued strong sell-thrus and the introduction in 1998 of golf apparel.

     Gross profit increased $55.7 million or 60.0% to $148.4 million in the first quarter of fiscal 1998 from $92.7 million in the first quarter of fiscal 1997. Gross margin was 35.4% in the first quarter of fiscal 1998 compared with 36.9% in the first quarter of fiscal 1997. The decline in gross margin is a result of the inclusion of Calvin Klein jeans sales, which carry a lower gross margin.

     Selling, general and administrative expenses increased $43.0 million or 80.7% to $96.2 million (22.9% of net revenues) in the first quarter of fiscal 1998 compared with $53.2 million (21.1% of net revenues) in the first quarter of fiscal 1997. The increase in selling, general and administrative expenses primarily reflects an increase in marketing expenses for the intimate apparel division and higher corporate expenses related to information systems and year 2000 implementations.

     Interest expense increased $3.8 million to $13.6 million in the first quarter of fiscal 1998 compared with $9.8 million in the first quarter of fiscal 1997. The increase reflects the funding of the Company's recent acquisitions and stock buyback program.

     The provision for income taxes for the first quarter of fiscal 1998 reflects an estimated effective income tax rate of approximately 36.3% for the 1998 fiscal year.

     Net income for the first quarter of fiscal 1998 was $24.7 million, an increase of 36.4% compared with net income of $18.1 million in the first quarter of fiscal 1997. The increase in net income reflects the higher net revenues and associated gross profit mentioned above.

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

     Cash used in operations before the payment of accruals related to the non-recurring charges was $142.9 million in the first quarter of fiscal 1998 compared with $68.0 million in the first quarter of fiscal 1997. The increase in cash used in operating activities reflects higher seasonal working capital usage primarily due to the 66.7% higher sales.

     Cash used in investing activities was $48.1 million for the first quarter of fiscal 1998 compared with $32.5 million in the first quarter of fiscal 1997. Capital expenditures were $31.6 million in the first quarter of fiscal 1998 and included amounts for information systems related to year 2000 compliance and store fixture programs for Calvin Klein Jeans 'shop in shops' compared to $9.9 million in the first quarter of fiscal 1997.

     Cash provided from financing activities was $193.0 million in the first quarter of fiscal 1998 compared with $99.9 million in the first quarter of fiscal 1997. The increase in the Company's revolving credit balance during the first quarter of the fiscal year was $245.9 million compared with $116.5 million in the first quarter of fiscal 1997 due to the increased working capital requirements on the higher sales and the Company's stock repurchase program. The Company paid approximately $47.5 million for the repurchase of shares and withholding taxes on option exercises in the first quarter of fiscal 1998. The Company repaid $1.4 million of long term debt in the first quarter of fiscal 1998 compared with $8.3 million in the first quarter of fiscal 1997.

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

YEAR 2000 AND ECONOMIC AND MONETARY UNION ('EMU') COMPLIANCE

     Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet 'year 2000' and EMU compliance. Full implementation of this program is expected to require expenditures, primarily capital, of approximately $60.0 million over the next three years. Funding requirements have been incorporated into the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity. Approximately $13.0 million has been incurred through April 4, 1998 and such amounts are included in property and equipment.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Report includes 'forward-looking statements' within the meaning of
Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

27.1   -- Financial Data Schedule

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: May 19, 1998                        By:     /S/ WILLIAM S. FINKELSTEIN
                                             ...................................
                                                   WILLIAM S. FINKELSTEIN
                                              DIRECTOR, SENIOR VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
                                                    PRINCIPAL FINANCIAL
                                                   AND ACCOUNTING OFFICER

Date: May 19, 1998                        By:     /S/ STANLEY P. SILVERSTEIN
                                             ...................................
                                                   STANLEY P. SILVERSTEIN
                                              VICE PRESIDENT, GENERAL COUNSEL
                                                       AND SECRETARY



                              STATEMENT OF DIFFERENCE

The registered trademark symbol shall be expressed as......................'r'