Form 10-Q
period 1998-07-04
WARNACO GROUP INC /DE/
filed 1998-08-18
CIK 801351

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

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

The number of shares outstanding of the registrant's Class A Common Stock as of August 14, 1998 is as follows: 63,323,706.

================================================================================

                             THE WARNACO GROUP, INC.

                                    I N D E X

                                                                                          Page No.

PART  I.       FINANCIAL INFORMATION

    Item 1 - Financial Statements:
        Consolidated Condensed Balance Sheets - July 4, 1998 and January 3, 1998.........      3
        Consolidated Condensed Statements of Income - Three and Six Months
            Ended July 4, 1998 and July 5, 1997..........................................      4
        Consolidated Condensed Statements of Cash Flows - Six Months
            Ended July 4, 1998 and July 5, 1997..........................................      5
        Notes to Consolidated Condensed Financial Statements.............................      6

    Item 2 - Management's Discussion and Analysis of Results of Operations
        and Financial Condition..........................................................     11


PART II.       OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders.........................     15

    Item 6 - Exhibits and Reports on Form 8-K............................................     15


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JULY 4,              JANUARY 3,
                                                                                  1998                   1998
                                                                             -------------           -------------
                                                                              (UNAUDITED)
ASSETS
Current assets:

   Cash .........................................................            $    16,540             $    12,009
   Accounts receivable - net ....................................                367,667                 296,378
   Inventories:
     Finished goods .............................................                422,579                 340,246
     Work in process ............................................                131,882                 107,495
     Raw materials ..............................................                 69,612                  78,444
                                                                             -----------             -----------
Total inventories ............................................                   624,073                 526,185

   Other current assets .........................................                 46,733                  45.228
                                                                             -----------             -----------
Total current assets ............................................              1,055,013                 879,800
Property, plant and equipment (net of accumulated depreciation of
   $114,766 and $101,982, respectively) .........................                189,609                 130,400
Other assets:
   Excess of cost over net assets acquired - net ................                401,227                 349,235
   Other assets - net ...........................................                411,371                 368,213
                                                                             -----------             -----------
Total other assets ..............................................                812,598                 717,448
                                                                             -----------             -----------
                                                                             $ 2,057,220             $ 1,727,648
                                                                             ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Borrowing under foreign credit facilities ....................            $    26,485             $    12,751
   Current portion of long-term debt ............................                  8,877                   7,850
   Accounts payable .............................................                264,163                 289,817
   Accrued liabilities ..........................................                 92,626                 116,892
   Income taxes payable .........................................                  3,806                   5,203
                                                                             -----------             -----------

Total current liabilities .......................................                395,957                 432,513
                                                                             -----------             -----------

Long-term debt ..................................................                684,708                 354,263
Other long-term liabilities .....................................                 30,109                  14,022
Deferred income taxes ...........................................                  5,739                  18,009
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities of Designer Finance Trust Holding Solely

   Convertible Debentures .......................................                101,292                 100,758
Stockholders' equity:
   Preferred Stock; $.01 par value ..............................                   --                      --
   Common Stock; $.01 par value .................................                    691                     633
   Additional paid-in capital ...................................                952,321                 940,461
   Cumulative translation adjustment ............................                (10,602)                (14,838)
   Accumulated deficit ..........................................                (25,008)                (63,900)
   Treasury stock, at cost ......................................                (56,688)                (38,567)
   Notes receivable for common stock issued
     and unearned stock compensation ............................                (21,299)                (15,706)
                                                                             -----------             -----------
Total stockholders' equity ......................................                839,415                 808,083
                                                                             -----------             -----------
                                                                             $ 2,057,220             $ 1,727,648
                                                                             ===========             ===========

       This Statement should be read in conjunction with the accompanying
                   Notes to Consolidated Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   --------------------    ----------------------
                                                                    JULY 4,     JULY 5,    JULY 4,      JULY 5,
                                                                     1998        1997       1998           1997
                                                                   --------    --------    --------     ---------
                                                                                    (UNAUDITED)

Net revenue ..................................................    $438,874     $290,204     $858,082     $541,730
Cost of goods sold ...........................................     287,944      190,899      558,799      349,683
                                                                  --------     --------     --------     --------
Gross profit .................................................     150,930       99,305      299,283      192,047
Selling, administrative and general expenses .................      95,975       60,480      192,138      113,694
                                                                  --------     --------     --------     --------
Income before interest and income taxes ......................      54,955       38,825      107,145       78,353
Interest expense .............................................      15,146       10,702       28,779       20,515
                                                                  --------     --------     --------     --------
Income before income taxes ...................................      39,809       28,123       78,366       57,838
Provision for income taxes ...................................      14,295       10,968       28,129       22,557
                                                                  --------     --------     --------     --------
Net income ...................................................    $ 25,514     $ 17,155     $ 50,237     $ 35,281
                                                                  ========     ========     ========     ========
Earnings per share:

     Basic ...................................................    $   0.41     $   0.33     $   0.81     $   0.69
                                                                  ========     ========     ========     ========
     Diluted .................................................    $   0.40     $   0.32     $   0.78     $   0.66
                                                                  ========     ========     ========     ========

Cash dividends per share of common stock .....................    $   0.09     $   0.08     $   0.18     $   0.16
                                                                  ========     ========     ========     ========

Weighted average number of shares of common stock outstanding:

     Basic ...................................................      62,603       51,274       62,358       51,269
                                                                  ========     ========     ========     ========
     Diluted .................................................      64,440       53,365       64,092       53,281
                                                                  ========     ========     ========     ========


       This Statement should be read in conjunction with the accompanying
                   Notes to Consolidated Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                              -----------------------------
                                                                               JULY 4,              JULY 5,
                                                                                1998                 1997
                                                                              --------             --------
                                                                                       (UNAUDITED)
Cash flow from operations:
Net income ......................................................            $  50,237             $  35,281
Non-cash items included in net income:
     Depreciation and amortization ..............................               27,783                15,260
     Amortization of unearned stock compensation ................                2,089                 1,500
Change in deferred income taxes .................................               23,375                  --
Other changes in operating accounts .............................             (222.191)             (150,034)
                                                                             ---------             ---------
Net cash used in operations before non-recurring items ..........             (118,707)              (97,993)
Cash expenses related to non-recurring charges ..................               (4,220)               (3,462)
                                                                             ---------             ---------
Net cash used in operations .....................................             (122,927)             (101,455)
                                                                             ---------             ---------

Cash flow from investing activities:

     Proceeds from sale of fixed assets .........................                  304                   437
     Purchase of property, plant & equipment ....................              (72,121)              (20,309)
Payment of assumed liabilities and acquisition accruals .........                 --                 (10,768)
     Acquisition of assets and licenses .........................              (40,986)                 --
     Increase in intangible and other assets ....................              (47,018)               (7,073)
                                                                             ---------             ---------
Net cash used in investing activities ...........................             (159,821)              (37,713)
                                                                             ---------             ---------

Cash flow from financing activities:

     Borrowing under revolving credit facilities ................              328,956               164,211
     Borrowing under term loan agreement ........................               21,500                  --
     Proceeds from the exercise of options and payment of
         notes receivable from employees ........................               36,436                 3,329
     Purchase of treasury shares and payment of withholding taxes
         on option exercises ....................................              (53,766)               (5,357)
     Repayment of debt ..........................................               (4,724)              (18,713)
Increase in other assets and deferred financing costs ...........              (33,057)                 (131)
     Dividends paid .............................................              (10,378)               (7,805)
                                                                             ---------             ---------
Net cash provided from financing activities .....................              284,967               135,534
                                                                             ---------             ---------
Effect of exchange rate changes on cash .........................                2,312                 2,185
                                                                             ---------             ---------

Increase (decrease) in cash .....................................                4,531                (1,449)
     Cash at beginning of period ................................               12,009                11,840
                                                                             ---------             ---------
     Cash at end of period ......................................            $  16,540             $  10,391
                                                                             =========             =========

Other changes in operating accounts:

     Accounts receivable ........................................            $ (71,998)            $ (25,774)
     Inventories ................................................              (92,123)              (78,285)
     Other current assets .......................................               (1,128)               (6,823)
     Accounts payable and accrued liabilities ...................              (55,583)              (41,268)
     Income taxes payable .......................................               (1,359)                  384
Other ...........................................................                   --                 1,732
                                                                             ---------             ---------
                                                                             $(222,191)            $(150,034)
                                                                             =========             =========

       This Statement should be read in conjunction with the accompanying
                   Notes to Consolidated Financial Statements.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of July 4, 1998 as well as its results of operations and cash flows for the periods ended July 4, 1998 and July 5, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

NOTE 2 - ACQUISITION
--------------------

In June 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America from Commerce Clothing Company LLC ("Commerce") for approximately $36.9 million. A preliminary allocation of the purchase price to the fair value of the assets acquired is summarized below:

                                                        (in millions)

        Inventories......................................   $ 5.3
        Other current assets.............................     0.3
        Fixed assets.....................................     0.3
        Intangible and other assets......................    39.0
        Accrued liabilities..............................    (8.0)
                                                           ------
        Purchase price...................................  $ 36.9
                                                           ======

In addition, the Company entered into a supply agreement with a subsidiary of Commerce whereby the Company will purchase, at a specified price, certain products for a period of eighteen months.

In June 1998, the Company also acquired certain assets as well as the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico and Central Mexico from Macro Jeans S.A. de C.V. for approximately $4.0 million.

NOTE 3 - CAPITAL STOCK
----------------------

On May 8, 1998, the Company's Board of Director's declared a quarterly cash dividend of $0.09 per share to be paid on July 7, 1998 to shareholders of record as of June 5, 1998. During the first half of fiscal 1998, the Company repurchased approximately 583,000 shares under equity option

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


arrangements at a cost of approximately $20.5 million. A total of approximately
1.6 million shares have been repurchased under the current authorization of
12.42 million shares leaving approximately 10.8 million shares available to repurchase. In addition, the Company has options outstanding on approximately
1.8 million shares at an average forward price of approximately $38.00 per share. These option arrangements expire between August 1998 and March 1999. After accounting for these options, the Company has approximately 9.0 million shares available to repurchase. As of July 4, 1998, treasury stock includes approximately 1.9 million shares at a cost of $56.7 million. The change in additional paid-in capital during the first half of fiscal 1998 primarily relates to stock options exercised in which shares were tendered for payment of the exercise price of the options and the related employee withholding taxes, net of related tax benefits to the Company.

NOTE 4 - RESTRICTED STOCK
-------------------------

In May 1998, the Company's Board of Directors authorized the issuance of 182,903 shares of restricted stock to certain employees, including certain officers and directors of the Company. The restricted shares vest ratably over four years and will be fully vested in May 2002. The fair market value of the restricted shares was approximately $7.7 million at the date of grant. The Company will recognize compensation expense equal to the fair value of the restricted shares over the vesting period.

NOTE 5 - NEW ACCOUNTING STANDARDS
---------------------------------

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) effective with the beginning of fiscal 1998. SFAS No. 130 establishes standards for reporting and display of changes in equity from nonowner sources in the financial statements; however, the adoption of SFAS No. 130 has no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires, among other things, foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Total comprehensive income was $25.4 million and $18.7 million for the three month periods ended July 4, 1998 and July 5, 1997 and $52.9 million and $35.8 million for the six month periods ending July 4, 1998 and July 5, 1997, respectively.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). In December 1997, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises disclosure requirements for employers' pension and other retiree benefits. These statements are effective for the Company for fiscal 1998. The Company is studying the application of these new statements to evaluate the disclosure requirements. The adoption of these statements will have no impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

In February, 1998, the FASB approved the issuance of an AICPA Statement of Position (SOP 98-5) requiring that pre-operating costs relating to the start-up of new manufacturing facilities and product launches be expensed as incurred. It has been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods not to exceed five years. Adoption of the SOP will be required for the Company in fiscal 1999 and will be reported as adoption of a change in accounting principle, net of tax. Based on amounts capitalized at July 4, 1998 and projected pre-operating costs to be incurred through the balance of the fiscal year, net of amortization, the impact of the SOP could result in a non-cash charge of approximately $60 million, net of income tax benefits.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). This statement, which is effective for the fiscal year beginning January 3, 2000, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position along with the measurement of such instruments at fair value. Management is evaluating the impact that this statement will have on the Company's financial statements.

NOTE 6 - DEBT
-------------

In April 1998, the Company amended a 1996 bank credit agreement (the "Agreement") to increase a revolving loan facility to 480 million French Francs from 120 million French Francs. Borrowings under the Agreement bear interest at LIBOR plus .40% and mature on December 31, 2001.

In July 1998, the Company amended its $300 million Trade Letter of Credit Facility (the "L/C Facility") to increase the size of the facility to $450 million, to extend the borrowing period for amounts due under the maturing letters of credit from 120 days to 180 days, to extend the maturity of the L/C Facility to July 29, 1999 and to eliminate certain restrictions relating to debt and investments. In conjunction with the amendment of the L/C Facility, the Company also amended its $600 million revolving credit facility and its $200 million 364-day credit facility to allow for the increase in the L/C Facility and the elimination of certain restrictions relating to debt and investments.

The Company uses derivative financial instruments in the management of interest rate and foreign currency exposures. The Company does not use derivative financial instruments for trading or speculative purposes. During the first half of fiscal 1998, the Company entered into new interest rate swap agreements and amended certain existing interest rate swap agreements with several of its lenders to convert variable rate borrowings of $450.0 million to fixed rate borrowings at 4.99%. The agreements mature in March 2001 with regard to borrowings of $250.0 million and September 2002 with regard to borrowings of $200.0 million. The agreements are extendable at the option of the lenders expiring from March 2006 through September 2009 at fixed rates ranging from 5.87% to 6.28% on borrowings of $575.0 million.

                             THE WARNACO GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL SATEMENTS - (Continued)

NOTE 7 - SUMMARIZED FINANCIAL AND PRO-FORMA INFORMATION
-------------------------------------------------------

The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings as of July 4, 1998 and January 3, 1998 and for the six month periods ended July 4, 1998 and June 30, 1997, respectively. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and jeans-related sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans-related sportswear collections in North, South and Central America under the Calvin Klein Jeans('r'), CK Calvin Klein Jeans('r'), and CK/Calvin Klein/Khakis('r') labels.

                                                                                          (DOLLARS IN THOUSANDS)
       BALANCE SHEET SUMMARY:                                                           JULY 4,          JANUARY 3,
                                                                                         1998              1998
                                                                                      ----------         ----------
       Current assets......................................................            $ 132,922         $ 129,285
       Noncurrent assets...................................................              478,287           497,557
       Current liabilities.................................................               70,314           104,458
       Noncurrent liabilities..............................................               58,934            59,800
       Redeemable preferred securities.....................................              101,292           100,758
       Stockholders' equity................................................              380,669           361,826


       INCOME STATEMENT SUMMARY:                                                            SIX  MONTHS ENDED
                                                                                      -----------------------------
                                                                                       JULY 4,           JUNE 30,
                                                                                        1998(a)           1997(b)
                                                                                      ----------         ----------
       Net revenues........................................................            $ 203,230         $ 226,855
       Cost of good sold...................................................              137,243           158,869
       Net income..........................................................               18,843            11,018

       (a) Excludes net revenues of $35.7 million now reported as Retail division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.
       (b) The summarized income statement information for the six months ended June 30, 1997 is presented on a historical basis and does not reflect the effect of the acquisition by the Company. Certain amounts have been reclassified to cost of goods sold to conform to the current year presentation.

The following summarized unaudited pro forma information combines the historical results of operations of the Company with Designer Holdings, after the effects of estimated purchase accounting adjustments, assuming the acquisition had occurred at the beginning of fiscal 1997. The pro forma information does not reflect any cost savings or other benefits anticipated as a result of the acquisition. The pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented nor are they indicative of future results for the combined companies.

                                                                           (dollars in thousands)
                                                                              SIX MONTHS ENDED
                                                                               JULY 5, 1997
                                                                            --------------------
           Statement of Income Data:
           Net revenues....................................................      $768,600
           Net income......................................................      $ 44,900
           Income per common share:
                Basic......................................................        $0.73
                                                                                   =====
                Diluted....................................................        $0.70
                                                                                   =====

                             THE WARNACO GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL SATEMENTS - (Continued)

The final assessment of the purchase accounting estimates have not yet been completed. During the six months ended July 4, 1998, adjustments to these estimates increased the excess of cost over net assets acquired by $15.8 million.

NOTE 8 - CASH FLOW INFORMATION
------------------------------

                                                                                            SIX MONTHS ENDED
                                                                                     ----------------------------
                                                                                        JULY 4,          JULY 5,
                                                                                         1998             1997
                                                                                     -----------       ----------
Cash paid for:

   Interest...............................................................              $26,992           $20,061
   Income taxes, net of refunds received...................................              (1,740)            3,688


NOTE 9 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       ---------------------------          ------------------------------
                                                        JULY 4,            JULY 5,            JULY 4,            JULY  5,
                                                         1998               1997               1998               1997
                                                       ---------         ---------          ----------         -----------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings
per share:
Net income .................................            $25,514            $17,155            $50,237            $35,281
                                                        =======            =======            =======            =======

Denominator for basic earnings per share--
   weighted average shares .................             62,603             51,274             62,358             51,269
                                                        -------            -------            -------            -------
Effect of dilutive securities:
   Employee stock options ..................              1,335              1,583              1,267              1,597
   Restricted stock shares .................                502                508                467                415
                                                        -------            -------            -------            -------
Dilutive potential common shares ...........              1,837              2,091              1,734              2,012
                                                        -------            -------            -------            -------
Denominator for diluted earnings per share--
   weighted average adjusted shares ........             64,440             53,365             64,092             53,281
                                                        =======            =======            =======            =======

Basic earnings per share ...................            $  0.41            $  0.33            $  0.81            $  0.69
                                                        =======            =======            =======            =======

Diluted earnings per share .................            $  0.40            $  0.32            $  0.78            $  0.66
                                                        =======            =======            =======            =======


Options to purchase 255,000 shares of common stock at prices ranging from $39.25 to $42.00 per share were outstanding during the first half of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire from March 2008 through June 2008 were still outstanding as of July 4, 1998.

Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share as the impact would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

                      STATEMENTS OF INCOME (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       -----------------------------         ----------------------------
                                                          JULY 4,           JULY 5,            JULY 4,           JULY 5,
                                                           1998              1997               1998              1997
                                                       -------------      ----------         -----------       ----------

Net revenues ...............................            $  438.9           $  290.2           $  858.1           $  541.7
Cost of goods sold .........................               288.0              190.9              558.8              349.7
                                                        --------           --------           --------           --------
Gross profit ...............................               150.9               99.3              299.3              192.0
   % of net revenues .......................                34.4%              34.2%              34.9%              35.5%
Selling, administrative and general expenses                96.0               60.5              192.1              113.7
                                                        --------           --------           --------           --------
Income before interest and income taxes ....                54.9               38.8              107.2               78.3
   % to net revenues .......................                12.5%              13.4%              12.5%              14.5%
Interest expense ...........................                15.1               10.7               28.8               20.5
Provision for income taxes .................                14.3               10.9               28.2               22.5
                                                        --------           --------           --------           --------
Net income .................................            $   25.5           $   17.2           $   50.2           $   35.3
                                                        ========           ========             ======           ========

Net revenues in the second quarter of fiscal 1998 were $438.9 million, $148.7 million or 51.2% higher than the $290.2 million recorded in the second quarter of fiscal 1997. 1998 net revenues include $110.5 million associated with the acquisition of Designer Holdings, completed in the fourth quarter of 1997. During the second quarter of fiscal 1998, the Company acquired the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America, as well as the sub-license to distribute Calvin Klein jeans, jeans- related products and khakis for men and women in Mexico and Central America. These acquisitions contributed $8.9 million to net revenues during the current quarter. Excluding the impact of the above acquisitions, net revenues increased $29.3 million or 10.1%. Net revenues for the six months ended July 4, 1998 were $858.1 million, an increase of $316.4 million or 58.4 % over the $541.7 million in the first half of fiscal 1997. Acquisitions contributed $239.3 million to net revenues for the six month period ended July 4, 1998. Excluding net revenues attributable to the Calvin Klein acquisitions, net revenues increased $77.1 million or 14.2%.

Intimate apparel division net revenues increased $6.5 million or 3.0% to $220.5 million from $214.0 million in the second quarter of fiscal 1997. The increase in net revenues in the second quarter of fiscal 1998 compared with fiscal 1997 was generated by a strong increase in core domestic branded products, the result of the continued success of Olga's Simply Perfect and Warner's Naked Truth lines. Partially offsetting these increases were declines in private label net revenues, reflecting the Company's objective to reduce private label business. International results were impacted by changes in foreign currency exchange rates. Net revenues for the six months ended July 4, 1998 increased $29.7 million or 7.3% to $438.5 million compared with $408.8 million in the first six months of 1997. The increase was due to stronger shipments of core domestic branded products.

Sportswear division net revenues increased $122.4 million or 196.2% to $184.8 million in the second quarter of fiscal 1998. The acquisition of Designer Holdings in the fourth quarter of 1997 added $94.1 million to the Sportswear division's net revenues. Additionally, the acquisition of the Calvin Klein jeanswear children's sub-license and Mexico sub-license contributed $8.9 million to net revenues. Excluding these acquisitions, net revenues increased by $19.4 million or 31.1%. This increase is attributable to a 33.7% increase in Chaps by Ralph Lauren domestic and international shipments. Net revenues for the six months ended July 4, 1998 increased $251.7 million or 229.0% to $361.6 million compared with $109.9 million in the first six months of fiscal 1997. Excluding the Calvin Klein jeanswear and kidswear acquisitions for the six-month period, net revenues increased by $39.5 million or 35.9%. The increase for the six months primarily reflects an increase in net revenues of 37.1% in Chaps by Ralph Lauren and an 18.9% increase for Calvin Klein accessories.

Gross profit increased $51.6 million or 52.0% to $150.9 million in the second quarter of fiscal 1998 compared with $99.3 million in the second quarter of fiscal 1997. Gross profit as a percentage of net revenues increased 20 basis points to 34.4% in the second quarter of fiscal 1998 compared with 34.2% in the second quarter of fiscal 1997. The improvement in gross margin was a result of greater manufacturing efficiencies in the intimate apparel division. Gross profit for the first six months of fiscal 1998 increased $107.3 million or 55.9% to $299.3 million from $192.0 million in the first six months of fiscal 1997. Gross profit as a percentage of net revenues was 34.9% for the six months of fiscal 1998 compared with 35.5% in 1997. The year-to-date gross margin reflects the inclusion of the jeanswear business, which carries a lower gross margin. Excluding the jeanswear business, gross margins were 35.6%, up 10 basis points.

Selling, administrative and general expenses increased $35.5 million or 58.7% to $96.0 million (21.9% of net revenues) in the second quarter of fiscal 1998 compared with $60.5 million (20.8% of net revenues) in the second quarter of fiscal 1997. Selling, administrative and general expenses for the first six months of fiscal 1998 increased $78.4 million or 69.0% to $192.1 million (22.4% of net revenues) compared with $113.7 million (21.0% of net revenues) in fiscal 1997. The increase in selling, administrative and general expenses is due primarily to higher marketing and corporate expenses reflecting additional headcount and costs associated with information services related to new systems and the year 2000 implementation.

Interest expense increased $4.4 million in the second quarter of fiscal 1998 to $15.1 million. Interest expense for the six months ended July 4, 1998 increased $8.3 million to $28.8 million from $20.5 million in the first six months of fiscal 1997. The increase in 1998 interest expense reflects the funding of the Company's recent acquisitions and stock buyback program.

The provision for income taxes for the second quarter of fiscal 1998 and for the first six months of fiscal 1998 reflects an estimated full year effective tax rate of approximately 36.0%.

Net income for the second quarter of fiscal 1998 was $25.5 million, an increase of $8.3 million or 48.3% compared with $17.2 million in the second quarter of fiscal 1997. Net income for the first six months of fiscal 1998 increased $14.9 million or 42.2% to $50.2 million compared with $35.3 million in the first six months of fiscal 1997. The increase for both the quarter and six months reflects higher net revenues and associated gross profit mentioned above.

CAPITAL RESOURCES AND LIQUIDITY

The Company's liquidity requirements arise primarily from its debt service requirements, capital expenditures related to the Company's year 2000 compliance program and the funding of the Company's working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year.

Cash used in operations before non-recurring items was $118.7 million in the first half of fiscal 1998 compared with $98.0 million in the first half of fiscal 1997. The increase in cash used in operating activities reflects higher working capital usage primarily due to higher sales and seasonal increases in working capital, primarily inventory.

Cash used in investing activities was $159.8 million for the first half of fiscal 1998 compared with $37.7 million in the first half of fiscal 1997. Capital expenditures were $72.1 million in the first half of fiscal 1998, compared with $20.3 million in the first half of fiscal 1997 and included amounts for information systems related to year 2000 compliance and store fixture programs for Calvin Klein Jeans "shop in shops". During the second quarter of 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America. In addition, the Company acquired certain assets as well as the sub-license to distribute Calvin Klein jeans and jeans-related products and khakis for men and women in Mexico and Central America. The purchase price of these acquisitions was approximately $40.9 million.

Cash provided from financing activities was $285.0 million in the first half of fiscal 1998 compared with $135.5 million in the first half of fiscal 1997. The increase in the Company's revolving credit balance during the first half of fiscal 1998 was $329.0 million compared with $164.2 million in the first half of fiscal 1997 due to increased working capital requirements on higher sales, the funding of the most recent acquisitions and stock repurchase program and capital expenditures for the Company's year 2000 compliance program. The Company paid approximately $53.8 million for the repurchase of shares and withholding taxes on option exercises in the first half of fiscal 1998. The Company repurchased approximately 583,000 shares of its common stock in the first half of fiscal 1998 at an average cost of approximately $35.12 per share or approximately $20.5 million. The Company has purchased approximately 1.6 million shares of its common stock under the current repurchase authorization of 12.42 million shares, leaving approximately 10.8 million shares available to repurchase. The Company has options outstanding on approximately 1.8 million shares at an average forward price of $38.00 per share, expiring between August 1998 and March 1999.

In April 1998, the Company amended its 1996 Bank Credit Agreements (the "Agreement") to increase its revolving loan facilities to 480 million French Francs from 120 million French Francs. Borrowings under the Agreement bear interest at LIBOR plus .40% and mature on December 31, 2001. In July 1998, the Company amended its $300 million Trade Letter of Credit Facility (the "L/C Facility") to increase the size of the facility to $450 million, to extend the borrowing period for amounts due under the maturing letters of credit from 120 days to 180 days, to extend the maturity of the L/C Facility to July 29, 1999 and to eliminate certain restrictions relating to debt and investments. The amount of borrowings available under both the 1996 Bank Credit Agreements and the L/C Facility was increased to accommodate the internal growth of the Company's business as well as the increased demand for finished product purchases stemming from the acquisition of Designer Holdings in the fourth quarter of 1997 and the acquisition of the CK Kids business in the second quarter of 1998. In conjunction with the amendment of the L/C Facility, the Company also amended its $600 million revolving credit facility and its $200 million 364-day credit facility to allow for the increase in the L/C Facility and the elimination of certain restrictions relating to debt and investments.

YEAR 2000 AND ECONOMIC AND MONETARY UNION ("EMU") COMPLIANCE.

    Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet "year 2000" and EMU compliance. Full implementation of this program is expected to require expenditures, primarily capital, of approximately $60.0 million over the next three years, primarily for year 2000 compliance. Funding requirements have been incorporated into the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity. Approximately $35.2 million has been incurred through July 4, 1998 and such amounts are included in property and equipment.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Report includes "forward-looking statements" within the meaning of
Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculative or trading purposes. The Company has interest rate agreements with several financial institutions to limit exposure to interest rate volatility. Additionally, the Company enters into foreign currency forward and option contracts to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. The Company's currency exposures vary, but are primarily concentrated in the Canadian dollar, Mexican peso, British pound, German mark, French franc and Hong Kong dollar.

    The value of market risk sensitive instruments is subject to change as a result of movement in market rates and prices. Based on a hypothetical (one-percentage point) increase in interest rates, the potential losses in future earnings, fair value and cash flows are immaterial.

                          PART II -- OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held on May 8, 1998, the three nominees to the Board of Directors were elected as follows:

                                                         For        Against    Withheld
                                                      ----------  ----------  -----------
           William S. Finkelstein..................   51,925,509      --        949,101
           Walter F. Loeb..........................   52,177,255      --        697,355
           Stewart A. Resnick......................   52,211,669      --        662,941

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

10.1 -- Amendment No. 1, dated as of July 31, 1998, to the Credit Agreement dated as of August 12, 1997, among Warnaco Inc. and The Warnaco Group, Inc., as Borrowers, and The Bank of Nova Scotia, as Managing Agent and Administrative Agent and Citibank, N.A., as Managing Agent, and certain other lenders named therein.

10.2 -- Amendment No. 1, dated as of July 31, 1998, to the Credit Agreement dated as of November 26, 1997, among Warnaco Inc. and The Warnaco Group, Inc., as Borrowers, and The Bank of Nova Scotia, as Managing Agent and Administrative Agent and Citibank, N.A., as Managing Agent, and certain other lenders named therein.

10.3 -- Fifth Amended and Restated Credit Agreement, dated as of July 31,1998, among Warnaco Inc., as the U.S. Borrower, Designer Holdings, Ltd. and other wholly-owned domestic subsidiaries as designated from time to time, as the Sub-Borrowers, Warnaco (HK) Ltd., Warnaco B.V., Warnaco Netherlands B.V. and Warnaco Holland B.V., as the Foreign Borrowers, The Warnaco Group, Inc., as a Guarantor, and Societe Generale, as the Documentation Agent, Citibank, N.A., as the Syndication Agent, and The Bank of Nova Scotia, as the Administrative Agent, and certain other lenders named therein.

27.1 -- Financial Data Schedule

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of fiscal 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE WARNACO GROUP, INC.

Date:    August 18, 1998                  By:  /s/ WILLIAM S. FINKELSTEIN
                                              ----------------------------
                                                 William S. Finkelstein
                                               Director, Senior Vice President
                                                 and Chief Financial Officer
                                                   Principal Financial and
                                                       Accounting Officer

Date:    August 18, 1998                 By:  /s/ STANLEY P. SILVERSTEIN
                                             ----------------------------
                                                 Stanley P. Silverstein
                                             Vice President, General Counsel
                                                     and Secretary


                          STATEMENT OF DIFFERENCES
                          ------------------------

  The section symbol shall be expressed as............................... 'SS'
  The registered trademark symbol shall be expressed as..................  'r'