Form 10-Q
period 1998-10-03
WARNACO GROUP INC /DE/
filed 1998-11-17
CIK 801351

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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

The number of shares outstanding of the registrant's Class A Common Stock as of November 13, 1998 is as follows: 59,631,076.

--------------------------------------------------------------------------------

                             THE WARNACO GROUP, INC.

                                    I N D E X

                                                                                      Page No.
                                                                                      --------
PART I. FINANCIAL INFORMATION
    Item 1 - Financial Statements:
        Consolidated Condensed Balance Sheets - October 3, 1998 and January 3, 1998..     3
        Consolidated Condensed Statements of Income - Three and Nine Months
           Ended October 3, 1998 and October 4, 1997.................................     4
        Consolidated Condensed Statements of Cash Flows - Nine Months
           Ended October 3, 1998 and October 4, 1997.................................     5
        Notes to Consolidated Condensed Financial Statements.........................     6

    Item 2 - Management's Discussion and Analysis of Results of Operations
        and Financial Condition......................................................   12


PART II. OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K........................................   17

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                    OCTOBER 3,     JANUARY 3,
                                                                       1998           1998
                                                                   -----------    -----------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash ..........................................................   $   17,189   $   12,009
  Accounts receivable - net .....................................      459,697      296,378
  Inventories:
    Finished goods ..............................................      415,514      340,246
    Work in process .............................................      151,638      107,495
    Raw materials ...............................................       58,393       78,444
                                                                    ----------   ----------
  Total inventories .............................................      625,545      526,185
  Other current assets ..........................................       40,453       45,228
                                                                    ----------   ----------
Total current assets ............................................    1,142,884      879,800
Property, plant and equipment (net of accumulated depreciation of
  $120,717 and $101,982, respectively) ..........................      212,914      130,400
Other assets:
  Excess of cost over net assets acquired - net .................      428,815      349,235
  Other assets - net ............................................      453,724      368,213
                                                                    ----------   ----------
Total other assets ..............................................      882,539      717,448
                                                                    ----------   ----------
                                                                    $2,238,337   $1,727,648
                                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under foreign credit facilities .....................   $   26,297   $   12,751
  Short-term borrowings .........................................       25,000         --
  Current portion of long-term debt .............................        8,838        7,850
  Accounts payable ..............................................      451,793      289,817
  Accrued liabilities ...........................................      120,136      116,892
  Income taxes payable ..........................................        4,954        5,203
                                                                    ----------   ----------
Total current liabilities .......................................      637,018      432,513
                                                                    ----------   ----------

Long-term debt ..................................................      627,030      354,263
Other long-term liabilities .....................................       12,383       14,022
Deferred income taxes ...........................................       34,496       18,009
Company-Obligated Mandatorily Redeemable Convertible Preferred
  Securities of Designer Finance Trust Holding Solely
  Convertible Debentures ........................................      101,566      100,758
Stockholders' equity:
  Preferred Stock; $.01 par value ...............................         --           --
  Common Stock; $.01 par value ..................................          692          633
  Additional paid-in capital ....................................      957,866      940,461
  Cumulative translation adjustment .............................      (17,720)     (14,838)
  Retained earnings/(deficit) ...................................       13,414      (63,900)
  Treasury stock, at cost .......................................     (108,553)     (38,567)
  Notes receivable for common stock issued
    and unearned stock compensation .............................      (19,855)     (15,706)
                                                                    ----------   ----------
Total stockholders' equity ......................................      825,844      808,083
                                                                    ----------   ----------
                                                                    $2,238,337   $1,727,648
                                                                    ==========   ==========


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     -----------------------  ------------------------
                                                                     OCTOBER 3,   OCTOBER 4,  OCTOBER 3,    OCTOBER 4,
                                                                        1998         1997        1998          1997
                                                                     ----------   ----------  ----------    ---------
                                                                                        (UNAUDITED)
Net revenue ......................................................    $544,125     $333,413   $1,402,207     $875,143
Cost of goods sold ...............................................     357,194      209,410      915,993      559,093
                                                                      --------     --------   ----------     --------
Gross profit .....................................................     186,931      124,003      486,214      316,050
Selling, administrative and general expenses .....................     104,390       61,707      296,528      175,401
                                                                      --------     --------   ----------     --------
Income before interest and income taxes ..........................      82,541       62,296      189,686      140,649
Interest expense .................................................      15,077       11,484       43,856       31,999
                                                                      --------     --------   ----------     --------
Income before income taxes .......................................      67,464       50,812      145,830      108,650
Provision for income taxes .......................................      23,349       18,731       51,478       41,288
                                                                      --------     --------   ----------     --------
Net income .......................................................    $ 44,115     $ 32,081   $   94,352     $ 67,362
                                                                      ========     ========   ==========     ========

Earnings per share:
    Basic ........................................................       $0.71        $0.62        $1.52        $1.31
                                                                         =====        =====        =====        =====
    Diluted ......................................................       $0.70        $0.60        $1.48        $1.26
                                                                         =====        =====        =====        =====

Cash dividends per share of common stock .........................       $0.09        $0.08        $0.27        $0.24
                                                                         =====        =====        =====        =====

Weighted average number of shares of common stock outstanding:
    Basic ........................................................      61,830       51,444       62,197       51,328
                                                                      ========     ========   ==========     ========
    Diluted ......................................................      63,300       53,636       63,807       53,378
                                                                      ========     ========   ==========     ========



This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                    -----------------------
                                                                    OCTOBER 3,   OCTOBER 4,
                                                                       1998         1997
                                                                    ----------   ---------
                                                                          (UNAUDITED)
Cash flow from operations:
Net income ......................................................   $  94,352    $  67,362
Non-cash items included in net income:
    Depreciation and amortization ...............................      44,660       22,492
    Amortization of unearned stock compensation .................       3,533        2,486
    Change in deferred income taxes .............................      52,132         --
    Other changes in operating accounts .........................    (105,814)    (178,351)
                                                                    ---------    ---------
Net cash provided (used) in operations before non-recurring items      88,863      (86,011)
Cash expenses related to non-recurring charges ..................      (4,811)      (3,994)
                                                                    ---------    ---------
Net cash provided by (used in) operations .......................      84,052      (90,005)
                                                                    ---------    ---------

Cash flow from investing activities:
    Proceeds from sale of fixed assets ..........................       2,210          610
    Purchase of property, plant & equipment .....................    (103,737)     (32,086)
    Payment of assumed liabilities and acquisition accruals .....     (18,801)     (15,027)
    Acquisition of assets and licenses ..........................     (44,088)        --
    Increase in intangible and other assets .....................    (116,284)     (15,400)
                                                                    ---------    ---------
Net cash used in investing activities ...........................    (280,700)     (61,903)
                                                                    ---------    ---------

Cash flow from financing activities:
    Borrowings under revolving credit facilities ................     322,637      351,197
    Borrowings under term loan agreement ........................      42,206         --
    Repayment of borrowings under term loan agreement ...........     (21,500)        --
    Repayment of debt ...........................................     (34,438)    (189,828)
    Proceeds from the exercise of options and payment of
           notes receivable from employees ......................      41,982        4,188
    Purchase of treasury shares and payment of withholding taxes
        on option exercises .....................................    (105,631)      (8,120)
    Dividends paid ..............................................     (16,082)     (12,074)
    Other .......................................................     (33,393)        (786)
                                                                    ---------    ---------
Net cash provided by financing activities .......................     195,781      144,577
                                                                    ---------    ---------

Effect of exchange rate changes on cash .........................       6,047        7,176
                                                                    ---------    ---------

Increase (decrease) in cash .....................................       5,180         (155)
    Cash at beginning of period .................................      12,009       11,840
                                                                    ---------    ---------
    Cash at end of period .......................................   $  17,189    $  11,685
                                                                    =========    =========

Other changes in operating accounts:
    Accounts receivable .........................................   $(166,305)   $ (63,312)
    Inventories .................................................     (95,269)    (145,918)
    Other current assets ........................................       4,554       (1,284)
    Accounts payable and accrued liabilities ....................     151,694       34,996
    Income taxes payable ........................................        (488)         981
    Other .......................................................        --         (3,814)
                                                                    ---------    ---------

                                                                    $(105,814)   $(178,351)
                                                                    =========    =========

This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 3, 1998 as well as its results of operations and cash flows for the periods ended October 3, 1998 and October 4, 1997. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.


NOTE 2 - ACQUISITIONS

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

                                                      (in millions)
        Inventories...................................    $ 5.3
        Other current assets..........................      0.3
        Fixed assets..................................      0.3
        Intangible and other assets...................     39.0
        Accrued liabilities...........................     (8.0)
                                                          -----
        Purchase price................................    $36.9
                                                          =====

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

These acquisitions, accounted for as purchases, did not have a material pro-forma impact on 1998 consolidated earnings.


NOTE 3 - CAPITAL STOCK

On August 19, 1998, the Company's Board of Director's declared a quarterly cash dividend of $0.09 per share to be paid on October 8, 1998 to shareholders of record as of September 3, 1998. During

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

the first nine months of fiscal 1998, the Company repurchased approximately 2,609,200 shares in open market purchases and under equity option arrangements at a cost of approximately $72.3 million. Excluded from these amounts are the repurchase of approximately 1,446,700 shares at a cost of $34.2 million, for which settlement did not occur prior to the end of the Company's fiscal quarter. Including the shares settling subsequent to the Company's quarter end, a total of approximately 5,038,400 shares have been repurchased under the current authorization of 12,420,000 million shares leaving approximately 7,381,600 shares available to repurchase. In addition, as of October 3, 1998 the Company had options outstanding on approximately 2,257,700 shares at an average forward price of approximately $36.48 per share. These option arrangements expire between November 1998 and August 1999. Under these option arrangements, the Company is obligated to either purchase its common stock at the forward price or pay or receive cash for the difference between the forward price and the market price of the Company's common stock at the option expiration date. After accounting for these options, the Company has approximately 5,123,900 shares available to repurchase. As of October 3, 1998, treasury stock includes approximately 3,985,100 shares at a cost of $108.6 million. The change in additional paid-in capital during the first nine months of fiscal 1998 primarily relates to stock options exercised in which previously owned shares were tendered for payment of the exercise price of the options and the related employee withholding taxes, net of related tax benefits to the Company.


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


NOTE 5 - NEW ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). In December 1997, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which revises disclosure requirements for employers' pension and other retiree benefits. These statements are effective for the Company for fiscal 1998. The Company is studying the application of these new statements to evaluate the disclosure requirements. The adoption of these statements will have no impact on the Company's consolidated financial position, liquidity, cash flows or results of operations. However, the Company will present reportable segment information pursuant to the adoption of SFAS No. 131.

In February, 1998, the FASB approved the issuance of an AICPA Statement of Position (SOP 98-5) requiring that pre-operating costs relating to the start-up of new manufacturing facilities and product launches be expensed as incurred. It has been the Company's consistent accounting policy to capitalize such costs for amortization over appropriate periods not to exceed five years. Adoption of the SOP will be required for the Company in fiscal 1999 and will be reported as the cumulative effect of a change in accounting principle, net of tax. Based on amounts capitalized at October 3, 1998 and projected pre-operating costs to be incurred through the balance of the fiscal year, net of amortization, the impact of the change in accounting could result in a non-cash charge of approximately $120.0 million, net of income tax benefits.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). This statement, which is effective for the fiscal year beginning January 3, 2000, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position along with the measurement of such instruments at fair value. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


NOTE 6 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) effective with the beginning of fiscal 1998. SFAS No. 130 establishes standards for reporting of changes in equity from nonowner sources in the financial statements; however, the adoption of SFAS No. 130 has no impact on the Company's net earnings or stockholders' equity. Under SFAS No. 130, among other things, foreign currency translation adjustments, which are reported separately in stockholders' equity, are included in other comprehensive income.

Total comprehensive income, representing changes in foreign currency translation adjustments, was $39.5 million and $28.2 million for the three month periods ended October 3, 1998 and October 4, 1997 and $92.5 million and $64.1 million for the nine month periods ending October 3, 1998 and October 4, 1997, respectively.


NOTE 7 - DEBT

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

The Company uses derivative financial instruments in the management of interest rate and foreign currency exposures. The Company does not use derivative financial instruments for trading or speculative purposes. During the first nine months of fiscal 1998, the Company entered into new

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

interest rate swap agreements and amended certain existing interest rate swap agreements with several of its lenders to convert variable rate obligations of $610.0 million, including amounts under the L/C Facility, to fixed rate borrowings bearing interest at 5.99%. The agreements mature in September 2004. The Company follows accrual accounting for these interest rate swap agreements.


NOTE 8 - SUMMARIZED FINANCIAL AND PRO-FORMA INFORMATION

The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings as of October 3, 1998 and January 3, 1998 and for the nine month periods ended October 3, 1998 and September 30, 1997, respectively. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and jeans-related sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans- related sportswear collections in North, South and Central America under the Calvin Klein Jeans(R), CK Calvin Klein Jeans(R), and CK/Calvin Klein/Khakis(R) labels.

                                                         (DOLLARS IN THOUSANDS)
      BALANCE SHEET SUMMARY:                            OCTOBER 3,    JANUARY 3,
                                                           1998          1998
                                                        ---------     ---------
      Current assets.............................        $148,745      $129,285
      Noncurrent assets..........................         528,334       497,557
      Current liabilities........................         122,126       104,458
      Noncurrent liabilities.....................          58,500        59,800
      Redeemable preferred securities............         101,566       100,758
      Stockholders' equity.......................         394,887       361,826


      INCOME STATEMENT SUMMARY:                             NINE MONTHS ENDED
                                                        --------------------------
                                                        OCTOBER 3,   SEPTEMBER 30,
                                                        ---------    -------------
                                                           1998(A)      1997(B)
      Net revenues...............................        $332,806      $365,049
      Cost of good sold..........................         223,449       262,759
      Net income before extraordinary item.......          33,061           274
      Net income (loss)..........................          33,061          (633)

     (a) Excludes net revenues of $59.3 million now reported as Retail division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.
     (b) The summarized income statement information for the nine months ended September 30, 1997 is presented on a historical basis and does not reflect the effect of the acquisition by the Company. Certain amounts have been reclassified to cost of goods sold to conform to the current year presentation.

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

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

                                                           (dollars in thousands)
                                                              NINE MONTHS ENDED
                                                               OCTOBER 4, 1997
         Statement of Income Data:
         Net revenues.........................................   $1,240,100
         Net income before extraordinary item.................   $   68,100
         Net income...........................................   $   67,200

         Income per common share before extraordinary item:
             Basic............................................       $1.10
                                                                     =====
             Diluted..........................................       $1.07
                                                                     =====
         Income per common share:
             Basic............................................       $1.09
                                                                     =====
             Diluted..........................................       $1.05
                                                                     =====

The final assessment of the purchase accounting estimates have not yet been completed. During the nine months ended October 3, 1998, adjustments to these estimates (primarily for revisions to estimated liabilities assumed) increased the excess of cost over net assets acquired by approximately $70.0 million.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED       NINE  MONTHS ENDED
                                                       ----------------------  -----------------------
                                                       OCTOBER 3,  OCTOBER 4,  OCTOBER 3,   OCTOBER 4,
                                                          1998       1997        1998          1997
                                                       ----------  ----------  ----------   ----------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
Net income.......................................      $  44,115   $  32,081    $ 94,352    $  67,362
                                                       =========   =========    ========    =========

Denominator for basic earnings per share--
  weighted average shares........................         61,830      51,444      62,197       51,328
                                                       ---------   ---------    --------    ---------
Effect of dilutive securities:
  Employee stock options.........................            521       1,721       1,019        1,605
  Restricted stock shares........................            507         471         481          445
  Shares under put option contracts..............            442          --         110           --
                                                       ---------   ---------    --------    ---------
Dilutive potential common shares.................          1,470       2,192       1,610        2,050
                                                       ---------   ---------    --------    ---------
Denominator for diluted earnings per share--
  weighted average adjusted shares...............         63,300      53,636      63,807       53,378
                                                       =========   =========    ========    =========
Basic earnings per share.........................          $0.71       $0.62       $1.52        $1.31
                                                       =========   =========    ========    =========
Diluted earnings per share.......................          $0.70       $0.60       $1.48        $1.26
                                                       =========   =========    ========    =========

Options to purchase 315,000 shares of common stock at prices ranging from $39.25 to $42.88 per share were outstanding during the first nine months of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire from March 2008 through July 2008, were still outstanding as of October 3, 1998.

Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share as the impact would have been antidilutive.


NOTE 10 - CASH FLOW INFORMATION

                                                                       NINE MONTHS ENDED
                                                                    -----------------------
                                                                    OCTOBER 3,   OCTOBER 4,
                                                                      1998           1997
                                                                    ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Cash paid (received) for:
  Interest (net of amounts capitalized of $962 in fiscal 1998;
    0 in fiscal 1997).........................................      $ 42,224      $ 29,923
  Income taxes, net of refunds received.......................      $ (7,571)     $  5,573

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)



NOTE 11 - SUBSEQUENT EVENTS

In October 1998, the Company entered into a $200 million revolving accounts receivable securitization facility. Under this facility, the Company entered into agreements to sell, for a period of up to five years, undivided participation interests in designated pools of U. S. trade receivables. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The participation interests are sold at a discount to reflect normal dilution. Net proceeds to the company were $200 million.

As part of a continuing strategic review of facilities, products and functions following significant acquisitions in 1996 and 1997, the Company intends to implement programs designed to streamline operations and improve profitability. As a result of this review, the Company expects to report a charge in the fourth quarter of fiscal 1998, currently estimated to be approximately $55 million, net of tax benefits. The charge will be for the consolidation of both domestic and international manufacturing, warehouse and distribution and administrative operations and facilities and the discontinuation of non-strategic brands/licenses. Included in the fourth quarter charge will be employee costs, non-cash inventory and other asset write-downs and other costs related to these actions. These programs will commence in the fourth quarter of fiscal 1998 and are expected to be substantially completed by mid-1999, generating annual cash savings of approximately $10 million on a pre-tax basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

                      STATEMENTS OF INCOME (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                              OCTOBER 3, OCTOBER 4, OCTOBER 3, OCTOBER 4,
                                                 1998      1997        1998       1997
                                               --------- ---------- ---------- --------
Net revenues ...............................   $  544.1  $  333.4    $1,402.2    $875.1
Cost of goods sold .........................      357.2     209.4       916.0     559.1
                                               --------  --------    --------    ------
Gross profit ...............................      186.9     124.0       486.2     316.0
  % of net revenues ........................       34.4%     37.2%       34.7%     36.1%
Selling, administrative and general expenses      104.4      61.7       296.5     175.4
                                               --------  --------    --------    ------
Income before interest and income taxes ....       82.5      62.3       189.7     140.6
    % to net revenues ......................       15.2%     18.7%       13.5%     16.1%
Interest expense ...........................       15.1      11.5        43.8      32.0
Provision for income taxes .................       23.3      18.7        51.5      41.2
                                               --------  --------    --------    ------
Net income .................................   $   44.1  $   32.1    $   94.4    $ 67.4
                                               ========  ========    ========    ======


Net revenues in the third quarter of fiscal 1998 were $544.1 million, $210.7 million or 63.2% higher than the $333.4 million recorded in the third quarter of fiscal 1997. 1998 net revenues include $169.8 million associated with the Calvin Klein Jeanswear acquisitions, completed in the fourth quarter of 1997 and the second quarter of 1998. Excluding the impact of the above acquisitions, net revenues increased $40.9 million or 12.3%. International net revenues increased $15.7 million or 21.7% during the quarter due to strength in the Calvin Klein business in Europe coupled with increases at the Company's Lejaby division. Net revenues for the nine months ended October 3, 1998 were $1,402.2 million, an increase of $527.1 million or 60.2% over the $875.1 million in the first nine months of fiscal 1997. Acquisitions contributed $409.1 million to net revenues for the nine month period ended October 3, 1998. Excluding net revenues attributable to the Calvin Klein Jeanswear acquisitions, net revenues increased $118.0 million or 13.5%.

Intimate apparel division net revenues increased $9.4 million or 4.0% to $245.1 million from $235.7 million in the third quarter of fiscal 1997. The increase in net revenues in the third quarter of fiscal 1998 compared with fiscal 1997 was generated by a strong increase in core domestic branded products, attributed substantially to the continued success of Olga's Simply Perfect and Warner's Naked Truth lines. In addition, Calvin Klein Underwear net revenues increased approximately 9.5% and Bodyslimmers net revenues nearly tripled during the period. Partially offsetting these increases were declines in private label net revenues, reflecting the Company's strategic decision to reduce private label business. Net revenues for the nine months ended October 3, 1998 increased
$39.1 million or 6.1% to $683.6 million compared with $644.5 million in the first nine months of 1997. The increase was due to stronger shipments of core domestic branded products as well as increases in Bodyslimmers and Lejaby.

Sportswear division net revenues increased $177.9 million or 210.3% to $262.5 million in the third quarter of fiscal 1998. The Calvin Klein Jeanswear acquisitions in the fourth quarter of 1997 and the second quarter of 1998 added $152.9 million to the Sportswear division's net revenues. Excluding these acquisitions, net revenues increased by $25.0 million or 29.6%. This increase is attributable to a 31.1% increase in Chaps by Ralph Lauren. Net revenues for the nine months ended October 3, 1998 increased $429.6 million or 220.9% to $624.1 million compared with $194.5 million in the first nine months of fiscal 1997. Excluding the Calvin Klein jeanswear and kidswear acquisitions for the nine-month period, net revenues increased by $64.5 million or 33.2%. The increase for the nine months primarily reflects an increase in net revenues of 34.5% in Chaps by Ralph Lauren and an 11.4% increase for Calvin Klein accessories.

Gross profit increased by $62.9 million or 50.7% to $186.9 million in the third quarter of fiscal 1998 compared with $124.0 million in the third quarter of fiscal 1997. Gross profit as a percentage of net revenues was 34.4% in the third quarter of fiscal 1998 compared with 37.2% in the third quarter of fiscal 1997. The decrease in gross margin was a result of the addition of the jeanswear business, which carries a lower gross margin than the intimate apparel division. Gross profit for the first nine months of fiscal 1998 increased $170.2 million or 53.9% to $486.2 million from $316.0 million in the first nine months of fiscal 1997. Gross profit as a percentage of net revenues was 34.7% for the nine months of fiscal 1998 compared with 36.1% in 1997. The year-to-date gross margin reflects the inclusion of the jeanswear business, which carries a lower gross margin.

Selling, administrative and general expenses increased $42.7 million or 69.2% to $104.4 million (19.2% of net revenues) in the third quarter of fiscal 1998 compared with $61.7 million (18.5% of net revenues) in the third quarter of fiscal 1997. Selling, administrative and general expenses for the first nine months of fiscal 1998 increased $121.1 million or 69.0% to $296.5 million (21.1% of net revenues) compared with $175.4 million (20.0 % of net revenues) in fiscal 1997. The increase in selling, administrative and general expenses is due primarily to higher marketing and corporate expenses reflecting additional headcount and costs associated with information services related to new systems and the year 2000 implementation.

Interest expense increased $3.6 million in the third quarter of fiscal 1998 to $15.1 million. Interest expense for the nine months ended October 3, 1998 increased $11.8 million to $43.8 million from $32.0 million in the first nine months of fiscal 1997. The increase in 1998 interest expense reflects the funding of the Company's recent acquisitions and stock buyback program.

The estimated full year effective tax rate for fiscal 1998 was lowered to 35.3% resulting in an effective tax rate of 34.6% for the third quarter. The difference between the United States federal statutory rate of 35% and the Company's estimated effective tax rate of 35.3% reflects the impact of state income taxes and the effects of non-deductible intangible amortization offset by foreign income taxed at rates more favorable than the United States statutory rate.

Net income for the third quarter of fiscal 1998 was $44.1 million, an increase of $12.0 million or 37.4% compared with $32.1 million in the third quarter of fiscal 1997. Net income for the first nine months of fiscal 1998 increased $27.0 million or 40.1% to $94.4 million compared with $67.4 million in the first nine months of fiscal 1997. The increase for both the quarter and nine months reflects higher net revenues and associated gross profit mentioned above.

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

Cash provided by/(used in) operations before non-recurring items was $88.9 million in the first nine months of fiscal 1998 compared with $(86.0) million in the first nine months of fiscal 1997. The increase in cash provided by operating activities reflects better management of working capital and higher net income. Receivable levels increased at quarter end in line with the third quarter sales increase and inventory levels were up in anticipation of fourth quarter shipment levels.

Cash used in investing activities was $280.7 million for the first nine months of fiscal 1998 compared with $61.9 million in the first nine months of fiscal 1997. Capital expenditures were $103.7 million in the first nine months of fiscal 1998, compared with $32.1 million in the first nine months of fiscal 1997 and included amounts for information systems and store fixture programs for Calvin Klein Jeans "shop in shops". During the second quarter of 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America. In addition, the Company acquired certain assets as well as the sub-license to distribute Calvin Klein jeans and jeans-related products and khakis for men and women in Mexico and Central America. The purchase price of these acquisitions was approximately $40.9 million.

Cash provided from financing activities was $195.8 million in the first nine months of fiscal 1998 compared with $144.6 million in the first nine months of fiscal 1997. The increase in the Company's revolving credit balance during the first nine months of fiscal 1998 was $322.6 million compared with $351.2 million in the first nine months of fiscal 1997 due to the funding of the most recent acquisitions and stock repurchase program and capital expenditures for the Company's year 2000 compliance program. The Company paid approximately $105.6 million for the repurchase of shares and withholding taxes on option exercises in the first nine months of fiscal 1998. The Company repurchased approximately
2.6 million shares of its common stock in the first nine months of fiscal 1998 at an average cost of approximately $27.72 per share or approximately $72.3 million. Excluded from these amounts are the repurchase of approximately 1.4 million shares at a cost of approximately $34.2 million, for which settlement did not occur prior to the end of the Company's fiscal quarter. Including these shares, the Company has purchased approximately 5.0 million shares of its common stock under the current repurchase authorization of 12.4 million shares, leaving approximately 7.4 million shares available to repurchase. At October 3, 1998 the Company has options outstanding on approximately 2.3 million of its shares at an average forward price of $36.48 per share, expiring between November 1998 and August 1999. Under these option arrangements, the Company is obligated to either purchase its stock at the forward price or pay or receive cash for the difference between the forward price and the market price of the Company's stock at the option expiration date. If fully exercised, the aggregate purchase price for the Company's stock under these options would be $82.4 million.

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

In October 1998, the Company entered into a $200 million revolving accounts receivable securitization facility. Under this facility, the Company entered into agreements to sell, for a period of up to five years, undivided participation interests in designated pools of U. S. trade receivables. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The participation interests are sold at a discount to reflect normal dilution. Net proceeds to the Company from the initial funding were $200 million, and were used primarily to retire long-term debt.

YEAR 2000 AND ECONOMIC AND MONETARY UNION ("EMU") COMPLIANCE.

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. These programs, including some that are critical to the Company's operations, could fail to properly process data that contain dates after 1999 unless they are modified or replaced.

    Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet Year 2000 and EMU compliance. Full implementation of this program is expected to require expenditures, primarily capital, of approximately $17 million over the next twelve to eighteen months, primarily for Year 2000 compliance and system upgrades. Funding requirements have been incorporated into the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity. Approximately $43.2 million has been incurred through October 3, 1998 and such amounts are included in property and equipment. The implementation and testing processes are expected to be complete in the first quarter of fiscal 1999 for the Chaps and Calvin Klein Underwear divisions and in mid-1999 for all of the remaining divisions of the Company.

As a part of its Year 2000 process, the Company intends to test its Year 2000 readiness for critical business processes and application systems. The Company anticipates that minor issues will be identified during this test period and intends to address such issues during the first half of fiscal 1999. The Company has contacted key suppliers and vendors in order to determine the status of such third parties' Year 2000 remediation plans. The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. This process will be on-going throughout 1999 and the Company will be better able to assess the risk and prepare contingency plans when third party processes are more complete.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the process can be completed on the timetable described above or that the remediation process will be fully effective. The failure to identify and remediate Year 2000 problems or, the failure of key third parties who do business with the Company or governmental regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors and business interruptions.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosure under "Statement Regarding Forward-looking Disclosures".

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculative or trading purposes. The Company has interest rate agreements with several financial institutions to limit exposure to interest rate volatility. Additionally, the Company enters into foreign currency forward and option contracts to mitigate the risks of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts and interest rate swap agreements. The Company minimizes such risk exposure by limiting the counterparties to major international banks and financial institutions. The Company's currency exposures vary, but are primarily concentrated in the Canadian dollar, Mexican peso, British pound, German mark, French franc and Hong Kong dollar.

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

                          PART II -- OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

    10.4 Amended and Restated Master Agreement of Sale, dated as of September 30, 1998, among Warnaco Inc., as Originator, and Gregory Street, Inc., as Buyer and Servicer.

    10.5 Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear Company, as Originator, and Gregory Street, Inc., as Buyer and Servicer.

    10.6 Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street, Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer.

    10.7 Parallel Purchase Commitment, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller and certain commercial lending institutions, as the Banks, and Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent.

    10.8 Receivables Purchase Agreement, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller, Gregory Street, Inc., as Servicer, Liberty Street Funding Corp. and Corporate Asset Funding Company, Inc., as Investors and The Bank of Nova Scotia, as Agent, and Citicorp North America, Inc., as Co-Agent.


27.1  --  Financial Data Schedule

    (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the third quarter of fiscal 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE WARNACO GROUP, INC.

Date: November 17, 1998                     By:  /s/ WILLIAM S. FINKELSTEIN
                                               ---------------------------------
                                                      William S. Finkelstein
                                                 Director, Senior Vice President
                                                   and Chief Financial Officer
                                                     Principal Financial and
                                                        Accounting Officer




Date: November 17, 1998                      By:  /s/ STANLEY P. SILVERSTEIN
                                                --------------------------------
                                                      Stanley P. Silverstein
                                                 Vice President, General Counsel
                                                           and Secretary