Form 10-K405
period 1999-01-02
WARNACO GROUP INC /DE/
filed 1999-04-02
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

       X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      ---        FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                                       OR

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

                         ------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]      No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
     The aggregate market value of the Class A Common Stock, the only voting stock of the registrant issued and outstanding, held by non-affiliates of the registrant as of March 29, 1999, was approximately $1,213,555,000.
     The number of shares outstanding of the registrant's Class A Common Stock as of March 29, 1999: 65,130,476.
     Documents incorporated by reference: The definitive Proxy Statement of The Warnaco Group, Inc. relating to the 1999 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

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

     The Company and its subsidiaries design, manufacture and market a broad line of women's intimate apparel, such as bras, panties, sleepwear, shapewear and daywear, and men's apparel, such as sportswear, underwear and accessories, all of which are sold under a variety of internationally recognized owned and licensed brand names. During fiscal 1998, the Company acquired the sub-license to produce Calvin Klein'r' jeans and jeans-related products for children in the United States, Mexico and Central and South America. The Company also acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. In addition, the Company discontinued several underperforming product lines and styles. During fiscal 1997, the Company acquired Designer Holdings Ltd. ('Designer Holdings'), which develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors, and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK/Calvin Klein Jeans'r' and CK/Calvin Klein/Khakis'r' labels. During fiscal 1996, the Company made three strategic acquisitions, GJM, Lejaby and Bodyslimmers, designed to increase the breadth of the Company's product lines and increase the worldwide distribution of the Company's products. In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein'r' men's underwear and licensed the Calvin Klein trademark for men's accessories. In addition, the acquisition included the worldwide trademarks and rights of Calvin Klein women's intimate apparel. In 1999, the Company entered into an exclusive license agreement with Weight Watchers International, Inc., to market shapewear and activewear for the mass market under the Weight Watchers label and acquired a 70% equity interest in Penhaligon's Ltd., a United Kingdom based retailer of perfumes, soaps, toiletries and other products for men and women.

     The Company's growth strategy is to continue to capitalize on its highly recognized brand names worldwide while broadening its channels of distribution and improving manufacturing efficiencies and cost controls. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates in three business segments, Intimate Apparel, Sportswear and Accessories and Retail Outlet Stores, which accounted for 48.4%, 44.9% and 6.7%, respectively, of net revenues in fiscal 1998, with the Intimate Apparel Division accounting for a larger percentage of the Company's gross profit for the same period.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Van Raalte'r', Fruit of the Loom'r' and Bodyslimmers'r' brand names. In addition, the Intimate Apparel Division designs, manufactures and markets men's underwear under the Calvin Klein brand name. The Intimate Apparel Division is the leading marketer of women's bras to department and specialty stores in the United States, as measured by the NPD Group, Inc. ('NPD'), accounting for 37.5% of women's bra market share in the 1998 calendar year, up 3.5% over 1997. The Warner's and Olga brand names, which are owned by the Company, are 125 and 58 years old, respectively.

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

     In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart and K-Mart, under the Fruit of the Loom brand name and has built its market share to 5.5% in the mass merchandise market as measured by NPD. This license was renewed by the Company in 1994 and was further extended and renewed in 1998. In late 1994, the Company purchased the Van Raalte trademark for $1.0 million and launched an intimate apparel line through Sears stores in July 1995.

     The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Calvin Klein and Catalina'r' brand names. In December 1997, the Company completed the acquisition of Designer Holdings which develops, manufactures and markets designer jeanswear and jeans related sportswear for men, women and juniors under the Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis labels. The Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis brands complement the Company's existing product lines, including Calvin Klein underwear for men and women and Calvin Klein men's accessories. During fiscal 1998, the Company expanded the Calvin Klein jeanswear business by acquiring the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America. In addition, the company acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. Chaps by Ralph Lauren has increased its net revenues by approximately 800% since 1991 from $39.0 million to $351.0 million in 1998, predominantly by expanding product classifications and updating its styles. In 1995, the Company extended its Chaps by Ralph Lauren license through December 31, 2004. The Sportswear and Accessories Division's strategy is to build on the strength of its brand names and eliminate those businesses which generate a profit contribution below the Company's required return. Consistent with this strategy, the Company has eliminated several underperforming brands since 1992, including its Hathaway business, which was sold to a group of investors in November 1996.

     The Company has been expanding its brand names throughout the world by increasing the activities of its wholly-owned operating subsidiaries in Canada, Europe and Mexico. International operations generated $320.9 million, or 16.5%, of the Company's net revenues in fiscal 1998, compared with $290.4 million, or 20.2%, of the Company's net revenues in fiscal 1997 and $212.4 million or 20.0% in fiscal 1996. The decrease in international shipments as a percentage of sales in fiscal 1998 reflects the impact of lower levels of international shipments for Calvin Klein Underwear, primarily in Russia and the Far East due to currency devaluations and economic downturns.

     The Company's business strategy with respect to its Retail Outlet Stores Division is to provide a channel for disposing of the Company's excess and irregular inventory and to shift to more profitable intimate apparel stores to improve its margins. The Company does not manufacture or source products exclusively for its Retail Outlet Stores. The Company had 114 stores at the end of fiscal 1998 (including 3 stores in Canada, 12 stores in the United Kingdom, 1 in France and 1 in Spain) compared with 106 stores and 73 stores at the end of fiscal 1997 and fiscal 1996, respectively. During 1998, the Company announced plans to close 13 underperforming stores. Through January 2, 1999, two of the stores were closed and the remaining stores will be closed in the second quarter of 1999. In 1997, 35 stores were added as a result of the acquisition of Designer Holdings.

     The Company continues to expand its channels of distribution to include electronic channels of distribution and is planning to commence marketing of its products on the Internet in fiscal 1999. To facilitate this opportunity, the Company in fiscal 1998 invested $5.0 million to acquire a 3% equity interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites.

     The Company's products are distributed to over 16,000 customers operating more than 26,000 department, specialty and mass merchandise stores, including such leading retailers in the United States as Dayton-Hudson, Macy's and other units of Federated Department Stores, J.C. Penney, The May Department Stores, Dillards, Sears, Kmart and Wal-Mart and such leading retailers in Canada as The

Hudson Bay Company and Zeller's. The Company's products are also distributed to such leading European retailers as House of Fraser, British Home Stores, Harrods, Galeries Lafayette, Au Printemps and El Corte Ingles.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company operates within three business segments. One customer accounted for 10.2% of the Company's net revenues in the three years ended in fiscal 1998. While important, the loss of such customer would not have a material adverse effect on the Company taken as a whole. See Note 6 to the Consolidated Financial Statements on page F-16.

  (c) NARRATIVE DESCRIPTION OF BUSINESS.

     The Company designs, manufactures and markets a broad line of women's intimate apparel, and men's apparel and accessories sold under a variety of internationally recognized brand names owned or licensed by the Company. The Company operates three divisions, Intimate Apparel, Sportswear and Accessories and Retail Outlet Stores, which accounted for 48.4%, 44.9% and 6.7% respectively, of net revenues in fiscal 1998.

INTIMATE APPAREL

     The Company's Intimate Apparel Division designs, manufactures and markets women's intimate apparel, which includes bras, panties, sleepwear, shapewear and daywear. The Company also designs and markets men's underwear. The Company's bra brands accounted for 37.5% of women's bra market share in the 1998 calendar year in department and specialty stores in the United States, as measured by NPD. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium priced range distributed through leading department and specialty stores. In order to expand its market penetration in recent years, the Company (i) in 1991, entered into a license agreement with Fruit of the Loom, Inc. for bras and daywear and in June 1992, began to distribute moderate priced bras, daywear and other related items under this license through mass merchandise stores, (ii) in March 1994, acquired the worldwide trademarks, rights and businesses of Calvin Klein men's underwear and the worldwide trademarks, rights and businesses of Calvin Klein women's intimate apparel upon the expiration of an existing license on December 31, 1994, (iii) in late 1994, purchased the Van Raalte trademark for $1 million and launched an intimate apparel line through Sears stores in July 1995, (iv) in February 1996, acquired substantially all of the assets of GJM, a private label manufacturer of women's sleepwear and lingerie, (v) in fiscal 1996, acquired the stock and assets of the Lejaby/Euralis Group of Companies, a leading European manufacturer and marketer of intimate apparel, (vi) in June 1996, acquired the business of Bodyslimmers, a marketer of body slimming undergarments targeted at aging baby boomers, and (vii) in fiscal 1999 entered into a license agreement with Weight Watchers to market shapewear and activewear for the mass market.

     The intimate apparel division markets its lines under the following brand names:

            BRAND NAME                           PRICE RANGE                        TYPE OF APPAREL
-----------------------------------  -----------------------------------   ---------------------------------

Lejaby.............................           better to premium                    intimate apparel
Bodyslimmers.......................           better to premium                    intimate apparel
Calvin Klein.......................           better to premium            intimate apparel/men's underwear
Olga...............................                better                          intimate apparel
Warner's...........................       upper moderate to better                 intimate apparel
White Stag.........................               moderate                         intimate apparel
Van Raalte.........................               moderate                         intimate apparel
Fruit of the Loom..................               moderate                         intimate apparel
Weight Watchers....................               moderate                         intimate apparel

     The Company owns the Warner's, Olga, Calvin Klein (underwear and intimate apparel), Lejaby, Bodyslimmers and Van Raalte brand names and trademarks which account for approximately 86% of the Company's Intimate Apparel net revenues. The Company licenses the other brand names under which it markets its product lines, primarily on an exclusive basis. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The Warner's brand is 125 years old and the Olga brand is 58 years old.

     In August 1991, the Company entered into an exclusive license agreement with Fruit of the Loom, Inc. ('Fruit of the Loom') for the design, manufacture and marketing of moderate priced bras which are distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name. The license agreement has since been extended to include bodywear, coordinating panties, fashion sleepwear, as well as coordinated fashion sets (bras and panties) and certain control bottoms. The Company began shipping Fruit of the Loom products in June 1992 and has built its current market share to 5.5% as measured by NPD in the mass merchandise market. The agreement with Fruit of the Loom has allowed the Company to enter the mass merchandise market, which is growing at a rate faster than the department and specialty store market.

     In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein men's underwear, and effective January 1, 1995, the worldwide trademark, rights and business of Calvin Klein women's intimate apparel. The purchase price was approximately $60.9 million and consisted of cash payments of $33.1 million in fiscal 1994, $5.0 million in fiscal 1995 and the issuance of 1,699,492 shares of the Company's Common Stock with a fair market value of $22.8 million for such shares. Since that time, the Company has acquired the business of several former international licensees and distributors of Calvin Klein underwear products including those in Canada, Germany, Italy, Portugal, Scandanavia and Spain. In addition, the Company entered into an exclusive worldwide license agreement to produce men's accessories and small leather goods under the Calvin Klein label. The Calvin Klein underwear brand accounted for net revenues of $308.7 million in fiscal 1998, a decrease of 3.1% over the $318.7 million recorded in fiscal 1997 due to lower international shipments (primarily in Russia and the Far East) but nearly 6 times greater than the $55.0 million recorded in fiscal 1994, the first year of the acquisition.

     In fiscal 1996, the Company acquired GJM, a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers, a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers. The purchase of Bodyslimmers increased the Company's presence in a growing segment of the intimate apparel market. In July 1996, the Company acquired Lejaby. Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products, including Calvin Klein, in the critical European market. These three acquisitions contributed $170.3 million in net revenues for fiscal 1998, 18.0% of the Company's Intimate Apparel net revenues.

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

     The Company believes that a shift in consumer attitudes is stimulating growth in the intimate apparel industry. Women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift has been driven by the expansion of intimate apparel specialty stores and catalogs, and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by continuing to introduce new products under the Warner's and Olga brands in the better end of the market, by obtaining the license from Fruit of the Loom to produce bras, daywear and other related items, by acquiring the Calvin Klein trademarks for premium priced women's intimate apparel and better priced men's underwear, by purchasing the Van Raalte trademark for introduction of an intimate apparel line through Sears stores in July 1995, and by making strategic acquisitions to expand product lines and distribution channels such as GJM, Lejaby and Bodyslimmers in 1996. The Company has further improved its position by continuing to strengthen its relationships with its department store, specialty store and mass merchandise customers.

     The Intimate Apparel Division's net revenues have increased at a compound annual growth rate of 15.7% since 1991, to $944.8 million in fiscal 1998, as the Company has increased its penetration with existing accounts, expanded sales to new customers such as Van Raalte to Sears and Fruit of the Loom to mass merchandisers such as Wal-Mart and Kmart and broadened its product lines to include men's underwear. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing approximately eight million dozen intimate apparel products per year.

     The Company's bras are sold primarily in the department and specialty stores, the Company's traditional customer base for intimate apparel. In June 1992, the Company expanded into a new channel of distribution, mass merchandisers, with its Fruit of the Loom product line, which offers a range of styles designed to meet the needs of the consumer profile of this market. The Company also sees opportunities for continued growth in the Intimate Apparel Division for bras specifically designed for the 'full figure' market, as well as in its panty and daywear product lines, and acquired Bodyslimmers in June 1996 to provide important brand name recognition in this growing segment of the intimate apparel market for department and specialty stores. In addition, in February 1999, the Company entered into a license agreement with Weight Watchers to market shapewear for the mass market.

     The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America, in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland and Germany in Europe, in Costa Rica, the Dominican Republic and Honduras in Central America and in the Philippines, Sri Lanka, the People's Republic of China, Japan and Hong Kong in Asia. International sales accounted for approximately 31.1% of the Intimate Apparel Division's net revenues in fiscal 1998 compared with 30.1% in fiscal 1997 and 25.4% in fiscal 1996. The increase in international revenues in fiscal 1998 is due to higher Lejaby and Bodyslimmers revenues partially offset by lower shipment levels for Calvin Klein products in Russia and the Far East due to currency devaluations and economic downturns. The increase in international net revenues in fiscal 1997 is primarily attributable to the acquisition of Lejaby in July 1996 and increased net revenues for Calvin Klein Europe. The Company has acquired the businesses of several former distributors and licensees of its Calvin Klein underwear products in previous years, including those in Canada, Germany, Italy, Portugal and Spain. The Company's objective in acquiring its former licensees and distributors is to expand its business in foreign markets through a coordinated set of product offerings, marketing and pricing strategies and by consolidating distribution to obtain economies of scale. Net revenues attributable to the international divisions of the Intimate Apparel Division were $293.4 million, $282.9 million and $204.1 million in fiscal 1998, 1997 and 1996, respectively. Management's strategy is to increase its market penetration in Europe and to open additional channels of distribution.

     The Company's intimate apparel products are manufactured principally in the Company's facilities in North America, Central America, the Caribbean Basin, the United Kingdom, France, Ireland, Morocco (joint venture), the Philippines, Sri Lanka and the People's Republic of China (joint venture). Over the last six years, the Company has opened or expanded 10 manufacturing facilities. In addition, to support anticipated future growth, the Company opened 2 new manufacturing facilities during 1998 for a total of 12 new facilities. A new cutting facility and a distribution facility will be opened in 1999. In connection with the start-up of these facilities, the Company incurred substantial direct and incremental plant start-up costs to recruit and train over 39,000 workers. Certain of these costs were capitalized and amortized over five years. The Company believes it takes approximately five years before new facilities achieve the manufacturing efficiencies of established plants. In fiscal 1998, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs be expensed as incurred. In the future, all such start-up costs will be charged against operations. See Note 1 to the Consolidated Financial Statements. Capitalized costs represented direct and incremental costs associated with a new facility and include site selection and site development, worker training costs, rent and other operating costs incurred prior to achieving full production in the facility.

     Although the Intimate Apparel Division generally markets its product lines for three retail selling seasons (spring, fall and holiday), its sales and revenues are somewhat seasonal. Approximately 54% of the Intimate Apparel Division's net revenues and 57% of the division's operating income were generated during the second half of the 1998 fiscal year.

SPORTSWEAR AND ACCESSORIES

     The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to better priced sportswear, better to premium priced men's accessories and moderate to better priced dress shirts and neckwear. Management considers the Sportswear and Accessories Division's primary strengths to include its strong brand recognition, product quality, reputation for fashion styling, strong relationships with department and specialty stores and its ability to deliver merchandise rapidly.

     The Sportswear and Accessories Division markets its lines under the following brand names:

             BRAND NAME                           PRICE RANGE                         TYPE OF APPAREL
------------------------------------  ------------------------------------   ---------------------------------

Calvin Klein........................             better/premium              men's, women's, juniors and
                                                                               children's Designer jeanswear
                                                                               and jeans related sportswear
                                                                               and men's accessories
Chaps by Ralph Lauren...............             upper moderate              dress shirts, neckwear, knit and
                                                                               woven sport shirts, sweaters,
                                                                               sportswear and bottoms
Catalina............................                moderate                 men's and women's sportswear

     The Calvin Klein, Chaps by Ralph Lauren and Catalina accessories brand names are licensed on an exclusive basis by the Company.

     The Sportswear and Accessories Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses which generate a profit contribution below the Company's required return. In order to improve profitability, the Company (i) sold its Hathaway dress shirt business in November 1996, (ii) acquired Designer Holdings during the fourth quarter of 1997, (iii) acquired the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America in June 1998, and (iv) acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada in June 1998. The Company recorded losses associated with exiting the Hathaway business of approximately $46.0 million in 1996 and $10.6 million in fiscal 1997, consisting of losses related to the write-down of the Hathaway assets, including intangible assets and operating losses incurred prior to the disposition. The acquisition of Designer Holdings contributed $453.3 million and $133.3 million to net revenues in fiscal 1998 and 1997, respectively.

     Despite its strategic decisions to discontinue approximately $140.0 million of annualized net revenues in underperforming brands since 1991, the Sportswear and Accessories Division's net revenues have increased at a compound annual growth rate of 25.3% since 1991 to $875.3 million in fiscal 1998. The reduction in net revenues from discontinued brands has been more than offset by the success of the Chaps by Ralph Lauren brand which has increased its net revenues by approximately 800% since fiscal 1991 to $351.0 million in fiscal 1998, and the addition of the Calvin Klein jeanswear and jeans related sportswear brands in 1997 and 1998.

     Sportswear. In 1989, the Company began repositioning its Chaps by Ralph Lauren product lines by updating its styling, which has generated significant net revenue increases, as mentioned above. In 1993, the Company entered into a license agreement to design men's and women's sportswear and men's dress shirts and furnishings bearing the Catalina trademark. Catalina products are sold through the mass merchandise segment of the market, generating royalty income of approximately $4.9 million and $3.0 million in fiscal 1998 and 1997, respectively. In 1997, the Company acquired Designer Holdings Ltd., which develops, manufactures and markets Calvin Klein designer jeanswear and sportswear for men, women and juniors in North, South and Central America. During 1998, the Company expanded upon the Calvin Klein jeanswear business by acquiring sub-licenses to distribute Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada.

     Accessories. The Sportswear and Accessories Division markets men's small leather goods and belts and soft side luggage under the Calvin Klein brand name pursuant to a worldwide license. The first shipments of Calvin Klein accessories were made in the third quarter of fiscal 1995 to United States customers. The line has already grown significantly, accounting for approximately $19.3 million and $17.3 million of net revenues in fiscal 1998 and 1997, respectively. Management believes that one of the strengths of its accessories lines is the high level of international consumer recognition associated with the Calvin Klein label. The Company's strategy is to expand the accessories business, which has consistently generated higher margins than other sportswear products.

     International sales accounted for approximately 1.6% of net revenues of the Sportswear and Accessories Division in fiscal 1998, compared with 1.0% and 4.0% in fiscal 1997 and 1996, respectively. Net revenues attributable to international operations of the Sportswear and Accessories Division were $14.0 million, $4.1 million and $8.3 million in fiscal 1998, 1997 and 1996, respectively. The increase in international sales in fiscal 1998 reflects the continued expansion of CK Accessories as well as the acquisition of CK Jeans in Mexico. The Company expects to generate future revenue from international sales of base Calvin Klein accessories and jeanswear.

     Sportswear apparel (knit shirts and sweaters and other apparel) is sourced principally from the Far East. Dress shirts are sourced from the Far East and the Caribbean Basin. Accessories are sourced from the United States, Europe and the Far East. Neckwear is sourced primarily from the United States.

     The Sportswear and Accessories Division, similar to the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences, market trends and to coincide with the appropriate retail selling season. Sales of the Sportswear and Accessories Division's product lines follow individual seasonal shipping patterns ranging from one season to three seasons, with multiple releases in some of the division's more fashion-oriented lines. Consistent with industry and consumer buying patterns, approximately 59.0% of the Sportswear and Accessories Division's net revenues and 63% of the Sportswear and Accessories Division's operating income were generated in the second half of 1998, reflecting the strength of the fall and holiday shopping seasons.

RETAIL OUTLET STORES DIVISION

     The Retail Outlet Stores Division primarily sells the Company's products to the general public. The Company's business strategy with respect to its retail outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory. The Company does not manufacture or source products exclusively for the retail outlet stores. The Company's retail outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. EBITDA for the Retail Outlet Stores Division in fiscal 1998 improved 120% over fiscal 1997 to $15.6 million. As of January 2, 1999, the Company operated 114 stores.

INTERNATIONAL OPERATIONS

     The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland, the Netherlands and Germany in Europe and Hong Kong and Japan in Asia, which engage in sales, manufacturing and marketing activities. The results of the Company's operations in these countries are influenced by the movement of foreign currency exchange rates. With the exception of the fluctuation in the rates of exchange of the local currencies in which these subsidiaries conduct their business, the Company does not believe that the operations in Canada and Western Europe are subject to risks which are significantly different from those of the domestic operations. Mexico has historically been subject to high rates of inflation and currency restrictions which may, from time to time, impact the Mexican operation. The Company also sells directly to customers in Mexico. Net revenues from these shipments represent approximately 1% of the Company's net revenues.

     The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, the Dominican Republic, Canada, Ireland, the United Kingdom, France, Morocco (joint venture), Sri Lanka, the People's Republic of China and the Philippines. The Company maintains warehousing facilities in Canada, Mexico, the United Kingdom, Spain, Belgium, Italy, Austria, Switzerland, France and Germany and contracts for warehousing in the Netherlands. The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. Over the last six years, the Company has opened or expanded 10 manufacturing facilities and, during 1998, opened 2 new manufacturing facilities, for a total of 12 new facilities. The Company's policy is to have many potential sources of manufacturing so that a disruption at any one facility will not significantly impact the Company.

     The majority of the Company's purchases which are imported into the United States are invoiced in United States dollars and, therefore, are not subject to currency fluctuations. The majority of the transactions denominated in foreign currencies are denominated in the Hong Kong dollar, which currently is pegged to the United States dollar and therefore does not create any currency risk.

SALES AND MARKETING

     The Intimate Apparel and Sportswear and Accessories Divisions sell to over 16,000 customers operating more than 26,000 department, mass merchandise and men's and women's specialty store doors throughout North America and Europe. One customer accounted for approximately 10.2% of the Company's net revenues during the fiscal year ended January 2, 1999. While important, the loss of such customer would not have a material adverse effect on the Company taken as a whole.

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

     The Company utilizes various forms of advertising media. In fiscal 1998, the Company spent approximately $102.6 million, or 5.3% of net revenues, for advertising and promotion of its various product lines, compared with $86.2 million, or 6.0% of net revenues in fiscal 1997, and $59.5 million or 5.6% of net revenues in fiscal 1996. The increase in advertising costs in fiscal 1998 compared with fiscal 1997 reflects the Company's desire to maintain its strong market position in Calvin Klein underwear, Jeanswear and Accessories, Chaps by Ralph Lauren sportswear and Warner's, Olga, and Fruit of the Loom intimate apparel. The Company participates in advertising on a cooperative basis with retailers, principally through newspaper advertisements.

COMPETITION

     The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, some of which have greater resources than the Company.

     The Company also competes with foreign producers, but to date, such foreign competition has not materially affected the Intimate Apparel or Sportswear and Accessories Divisions. In addition to competition from other branded apparel manufacturers, the Company competes in certain product lines with department store private label programs. The Company believes that its manufacturing skills, coupled with its existing Central American and Caribbean Basin manufacturing facilities and selective use of off-shore sourcing, enable the Company to maintain a cost structure competitive with other major apparel manufacturers.

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

RAW MATERIALS

     The Company's raw materials are principally cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials used by the Intimate Apparel and Sportswear and Accessories Division are available from multiple sources.

IMPORT QUOTAS

     Substantially all of the Company's Sportswear and Accessories Division's sportswear products, as well as Calvin Klein men's and women's underwear, are manufactured by contractors located outside the United States. These products are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. While importation of goods from certain countries may be subject to embargo by United States Customs authorities if shipments exceed quota limits, the Company closely monitors import quotas through its Washington, D.C. office and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. The existence of import quotas has, therefore, not had a material effect on the Company's business. Substantially all of the Company's Intimate Apparel Division's products, with the exception of Calvin Klein men's and women's underwear, are manufactured in the Company's facilities located in Mexico, the Caribbean Basin, Europe and Asia. The Company's policy is to have many potential manufacturing sources so that a disruption at any one facility will not significantly impact the Company.

EMPLOYEES

     As of January 2, 1999, the Company and its subsidiaries employ approximately 21,000 employees. Approximately 27% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

TRADEMARKS AND LICENSING AGREEMENTS

     The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 2004. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States and Mexico. The Company's license to develop, manufacture and market designer jeanswear and jeans related sportswear under the Calvin Klein trademark in North, South and Central America extends for an initial term expiring on December 31, 2034 and is extendable at the Company's option for a further 10 year term expiring on December 31, 2044. The Company has an exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico through December 31, 2004, subject to the Company's compliance with certain terms and conditions. The Company also has the right of first opportunity and negotiation with respect to other products and territories.

     The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories expires June 30, 2004. The Company has entered into license agreements with Authentic Fitness Corporation to produce and sell men's and women's sportswear and men's dress shirts and furnishings under the Catalina label, women's and children's sportswear under the White Stag label, and certain intimate apparel under the Speedo label. The Company's exclusive license to use the Catalina trademark for these products worldwide expires in December 2013 and the Company's exclusive license to use the White Stag and Speedo names for intimate apparel products continues in perpetuity.

     The Company recently entered into an exclusive licensing agreement for an initial term of 5 years, extendable for a further term of 5 years through July 2009 with Weight Watchers International, Inc., to manufacture and market shapewear and activewear for the mass market in the United States and Canada. The Company also has the right of first opportunity and negotiation with respect to other products and territories.

     Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

     The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear and sleepwear, Calvin Klein women's intimate apparel and sleepwear, Van Raalte, Lejaby, Rasurel, White Stag and Bodyslimmers.

     The Company sub-licenses the White Stag and Catalina brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with third-party licensees to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into distribution or license agreements with other companies that would permit such companies to market products under the Company's trademarks. Generally, in evaluating a potential distributor or licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from licensing was approximately $21.2 million, $12.2 million and $10.3 million in fiscal 1998, 1997 and 1996, respectively.

     The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

     A substantial portion of net revenues is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     The information required by this portion of Item 1 is incorporated herein by reference to Note 6 to the Consolidated Financial Statements on pages F-1 to F-34.

ITEM 2. PROPERTIES.

     The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut, California and New York, pursuant to leases that expire in 1999, 2000 and 2007, respectively. The Company entered into a ten-year lease expiring in 2009 for its administrative offices in Connecticut.

     The Company has nine domestic manufacturing and warehouse facilities located in Connecticut, Georgia, Pennsylvania, Tennessee, South Carolina, Massachusetts and New Jersey and 37 international manufacturing and warehouse facilities located in Canada, Costa Rica, the Dominican Republic, France, Germany, Honduras, Mexico, People's Republic of China, the Philippines, Sri Lanka, the United Kingdom, Ireland, Spain, Belgium, Italy, Switzerland, Holland and Austria. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns six of its domestic and three of its international facilities. The balance of the facilities are leased. Lease terms, except for month-to-month leases, expire from 1999 to 2020. No material facility is underutilized.

     The Company leases sales offices in a number of major cities, including Dallas, Atlanta and New York in the United States; Brussels, Belgium; Dusseldorf and Frankfurt, Germany; Toronto, Canada; Lausanne, Switzerland; Milan, Italy; Paris, France; and Hong Kong. The sales office leases expire between 1999 and 2008 and are generally renewable at the Company's option. The Company also occupies offices in London, England subject to a freehold lease which expires in 2114. The Company leases 113 retail outlet store locations. Outlet store leases, except for two month-to-month leases, expire from 1999 to 2008 and are generally renewable at the Company's option.

     All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. Over the last six years, the Company has opened or expanded in Mexico and the Caribbean 10 manufacturing facilities and, during 1998, opened 2 new manufacturing facilities, for a total of 12 new facilities.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, their age and their position are set forth below.

                       NAME                           AGE                        POSITION
---------------------------------------------------   ---   ---------------------------------------------------

Linda J. Wachner...................................   53    Director, Chairman of the Board, President and
                                                              Chief Executive Officer
William S. Finkelstein.............................   50    Director, Senior Vice President and Chief Financial
                                                              Officer
Robert J. Conologue................................   50    Senior Vice President -- Finance
Stanley P. Silverstein.............................   46    Vice President, General Counsel and Secretary
Carl J. Deddens....................................   46    Vice President and Treasurer

     Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of the New York Stock Exchange, Applied Graphics Technologies, Inc. and Authentic Fitness Corporation.

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

     Mr. Conologue has been Senior Vice President, Finance of the Company since May, 1998. Mr. Conologue joined the Company in July, 1997 as Senior Vice President and Controller. Prior to joining the Company, Mr. Conologue served as Vice President Finance and Control of Southern New England Telecommunications Corp. from 1995 through early 1997. Mr. Conologue held various financial positions with Avon Products, Inc. from 1989 to 1995, most recently as Group Vice President, Finance.

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

                                                                                         DIVIDEND
PERIOD                                                                  HIGH      LOW    DECLARED
---------------------------------------------------------------------   ----      ---    --------

1997:
     First Quarter...................................................   $33 3/8   $26 5/8   $.08
     Second Quarter..................................................   $34       $27 1/16  $.08
     Third Quarter...................................................   $35 9/16  $30 1/16  $.08
     Fourth Quarter..................................................   $33 1/4   $26 3/4   $.09

1998:
     First Quarter...................................................   $39 9/16  $30       $.09
     Second Quarter..................................................   $43 15/16 $39       $.09
     Third Quarter...................................................   $44 7/16  $18 1/2   $.09
     Fourth Quarter..................................................   $28 15/16 $19 1/8   $.09

1999:
     First Quarter (thru March 31, 1999).............................   $27 1/4   $20 1/8   $.09(1)

------------

(1) On March 1, 1999, the Company declared its regular quarterly cash dividend of $0.09 per share payable on April 8, 1999 to stockholders of record as of March 11, 1999.

                            ------------------------

     As of March 26, 1999, there were 226 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

     In fiscal 1995, the Company initiated a regular cash dividend of $0.28 per share per annum. The initial cash dividend was paid on June 30, 1995. On February 20, 1997, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. On November 21, 1997, the Company's Board of Directors approved an increase in the quarterly cash dividend to $0.09 per share.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is consolidated statement of income data with respect to the fiscal years ended January 4, 1997, January 3, 1998 and January 2, 1999, and consolidated balance sheet data at January 3, 1998 and January 2, 1999. The selected financial data is derived from, and qualified by reference to, the audited consolidated financial statements included herein and such data should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended January 7, 1995 and January 6, 1996 and the consolidated balance sheet data at January 7, 1995, January 6, 1996 and January 4, 1997 are derived from audited consolidated financial statements not included herein.

                                                                  FISCAL YEAR ENDED
                                        ----------------------------------------------------------------------
                                        JANUARY 7,     JANUARY 6,     JANUARY 4,     JANUARY 3,     JANUARY 2,
                                        1995(a)(b)     1996(c)(d)     1997(e)(f)     1998(f)(g)     1999(h)(i)
                                        ----------------------------------------------------------------------
                                                     (IN MILLIONS, EXCEPT RATIOS AND SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenues........................    $   788.8      $   916.2      $ 1,063.8      $ 1,435.7      $ 1,950.3
Gross profit........................        255.8          309.7          289.7          375.2          537.2
Income (loss) before interest,
  income taxes and cumulative effect
  of change in accounting
  principle.........................         96.2          113.9          (12.0)          25.8           85.6
Interest expense....................         32.5           33.9           32.4           45.9           63.8
Income (loss) before cumulative
  effect of change in accounting
  principle.........................         63.3           49.6          (31.4)         (12.3)          14.1
Cumulative effect of change in
  accounting principle..............       --             --             --             --              (46.3)
Net income (loss) applicable to
  Common Stock......................         63.3           46.5          (31.4)         (12.3)        (32.2)
Dividends on Common Stock...........       --                9.5           14.5           17.3           22.4
Per Share Data:
Income (loss)before cumulative
  effect of change in accounting
  principle:
    Basic...........................    $    1.53      $    1.12      $   (0.61)     $   (0.23)     $    0.23
    Diluted.........................    $    1.53      $    1.10      $   (0.61)     $   (0.23)     $    0.22
Net income (loss):
    Basic...........................    $    1.53      $    1.05      $   (0.61)     $   (0.23)     $   (0.52)
    Diluted.........................    $    1.53      $    1.03      $   (0.61)     $   (0.23)     $   (0.51)
Dividends declared..................       --          $    0.14      $    0.28      $    0.32      $    0.36
Shares used in computing earnings
  per share:
    Basic...........................   41,285,355     44,214,690     51,308,017     52,813,982     61,361,843
    Diluted.........................   41,285,355     45,278,117     51,308,017     52,813,982     63,005,358
Divisional Summary Data:
  Net revenues:
    Intimate Apparel................    $   565.3      $   689.2      $   802.0      $   941.2      $   944.8
    Sportswear and Accessories......        183.8          185.7          214.4          425.9          875.3
    Retail Outlet Stores............         39.7           41.3           47.4           68.6          130.2
                                        ---------      ---------      ---------      ---------      ---------
                                        $   788.8      $   916.2      $ 1,063.8      $ 1,435.7      $ 1,950.3
                                        ---------      ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------      ---------
Percentage of net revenues:
    Intimate Apparel................         71.7%          75.2%          75.4%          65.6%          48.4%
    Sportswear and Accessories......         23.3           20.3           20.2           29.7           44.9
    Retail Outlet Stores............          5.0            4.5            4.4            4.7            6.7
                                        ---------      ---------      ---------      ---------      ---------
                                            100.0%         100.0%         100.0%         100.0%         100.0%
                                        ---------      ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------      ---------

BALANCE SHEET DATA:
    Working capital.................    $   104.5      $   307.5      $   172.6      $   352.3      $    28.4
    Total assets....................        780.6          941.1        1,119.8        1,651.1        1,783.1
    Long term debt (excluding
      current maturities)...........        206.8          194.3          215.8          354.3          411.9
    Stockholders' equity............        240.5          500.3          452.5          749.6          578.1

------------

 (a) In fiscal 1994, the Company recorded a $3.0 million pre-tax charge (or $0.04 per diluted share) related to the California earthquake.

 (b) Income reflects the benefits of utilizing the Company's net operating loss carryforward to offset the Company's federal income tax provision. Income before non-recurring items, after giving effect to a full tax provision at the Company's effective income tax rate of 38.0%, was $41.1 million (or $1.00 per share) in fiscal 1994.

 (c) Effective with the 1995 fiscal year, the Company adopted the provisions of SOP 93-7 which requires, among other things, that certain advertising costs which had previously been deferred and amortized against future revenues be expensed when the advertisement first runs. The Company incurred a pre-tax charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million net of income tax benefits, or $0.16 per diluted share) in the fourth quarter of fiscal 1995.

 (d) Fiscal 1995 includes a $3.1 million after-tax extraordinary charge ($0.07 per diluted share) to write-off deferred financing costs.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (e) Fiscal 1996 includes pre-tax charges related to the sale of the Company's Hathaway dress shirt operations of $46.0 million, consolidation and realignment of the Company's Intimate Apparel Division of $72.1 million and other items of $20.4 million. Total non-recurring items were $138.5 million ($88.8 million net of income tax benefits, or $1.67 per diluted share).

 (f) The fiscal 1996 and 1997 financial statements have been revised to reflect $57.0 million and $38.0 million, respectively, of certain start-up related production and inefficiency costs as described in Note 1 to the Consolidated Financial Statements.

 (g) Fiscal 1997 reflects the acquisition of Designer Holdings during the fourth quarter and includes pre-tax charges related to the merger and integration of 1996 and 1997 acquisitions and the completion in 1997 of certain consolidation and restructuring actions announced in 1996. Total non-recurring items were $130.8 million ($81.1 million net of income tax benefits, or $1.48 per diluted share).

 (h) Fiscal 1998 includes restructuring, special charges and other non-recurring items of $106.8 million ($69.1 million net of income tax benefits, or $1.10 per diluted share) relating to the continuing strategic review of facilities, products and functions and other items. Also included in fiscal 1998 operating earnings is the current year impact related to the change in accounting for pre-operating costs of $40.8 million ($26.4 million net of income tax benefits, or $ 0.42 per diluted share) and other start-up related production and inefficiency costs of $49.7 million ($32.1 million net of income tax benefits, or $0.51 per diluted share), see Note 1 to the Consolidated Financial Statements.

 (i) Effective with the 1998 fiscal year, the Company early adopted the provisions of SOP 98-5 which requires, among other things, that certain pre-operating costs which had previously been deferred and amortized be expensed as incurred. The Company recorded the impact as the cumulative effect of a change in accounting principle of $46.3 million, net of income tax benefits, or $0.73 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  STRATEGIC ACTIONS

FISCAL 1998 -- RESTRUCTURING, SPECIAL CHARGES AND OTHER NON-RECURRING ITEMS

     As a result of a strategic review of the Company's businesses, manufacturing and other facilities, product lines and styles and worldwide operations following significant acquisitions in 1996 and 1997, in the fourth quarter of 1998 the Company initiated the implementation of programs designed to streamline operations and improve profitability. As a result of the decision to implement these programs, the Company recorded restructuring and special charges of approximately $53.8 million ($34.8 million net of income tax benefits) related to costs to exit certain facilities and activities, asset impairments and employee termination and severance benefits. Of the total amount of the 1998 charges, $23.2 million is reflected in cost of goods sold and $30.6 million is reflected in selling, administrative and general expenses in the accompanying consolidated statement of operations. The detail of the charges recorded in 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 1999, are summarized below:

                                                                             AMOUNTS
                                                                    TOTAL    UTILIZED   BALANCE
                                                                    -----    -------    -------

Costs to exit facilities and activities..........................   $33.9     $30.9      $ 3.0
Asset impairments................................................    13.8      13.8       --
Employee termination and severance benefits......................     6.1       2.5        3.6
                                                                    -----    -------    -------
                                                                    $53.8     $47.2      $ 6.6
                                                                    -----    -------    -------
                                                                    -----    -------    -------

See Note 3 to the Consolidated Financial Statements for further detail.

     In addition and related to the above actions, the current year operations included $53.0 million ($34.3 million net of income tax benefits) related to the first nine months of losses on discontinued product lines, severance associated with reductions in headcount, incremental advertising, allowances and manufacturing variances. Of the total amount, $25.9 million is reflected in cost of goods sold and $27.1 million is reflected in selling, administrative and general expenses.

     The total restructuring, special charges and other non-recurring items are $106.8 million ($69.1 million, net of income tax benefits or $1.10 per diluted share) for the year ended January 2, 1999. The Company anticipates that these programs will generate annual savings of $15.0 million pre-tax.

FISCAL 1997

     During the fourth quarter of 1997, the Company reported a pre-tax charge of $130.8 million related to the acquisition and integration of Designer Holdings, the Intimate Apparel consolidation and realignment program initiated in 1996 and other items, including the final disposition of Hathaway assets (amounts in millions):

Merger related integration costs.................................................   $ 49.9
Consolidation and realignment....................................................     59.5
Other items, including final disposition of Hathaway assets......................     21.4
                                                                                    ------
                                                                                     130.8
Less income tax benefits.........................................................    (49.7)
                                                                                    ------
                                                                                    $ 81.1
                                                                                    ------
                                                                                    ------

     The charge consists primarily of a write-down of asset values, severance and other employee costs, costs related to manufacturing realignment and lease and other costs to combine existing retail outlet stores with those of Designer Holdings.

     During the fourth quarter of 1997, the Company increased the scope of the consolidation and restructuring of the Intimate Apparel Division started in 1996, primarily as a result of increased production volumes and demand experienced throughout the year. Accordingly, additional products and styles were discontinued and slower moving inventory liquidated.

See Note 3 to the Consolidated Financial Statements for further detail.

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
                                                                                    ------
                                                                                    $ 88.8
                                                                                    ------
                                                                                    ------

See Note 3 to the Consolidated Financial Statements for further detail.

RESULTS OF OPERATIONS

     The consolidated statements of income for the Company are summarized below.

                                 SELECTED DATA
                              STATEMENT OF INCOME
                             (DOLLARS IN MILLIONS)

                                                                            FISCAL YEAR ENDED
                                                --------------------------------------------------------------------------
                                                JANUARY 4,    % OF NET    JANUARY 3,    % OF NET    JANUARY 2,    % OF NET
                                                 1997(c)      REVENUES     1998(c)      REVENUES       1999       REVENUES
                                                ----------    --------    ----------    --------    ----------    --------
Net revenues.................................    $1,063.8       100.0%     $1,435.7       100.0%     $1,950.3       100.0%
Cost of goods sold(a)........................       774.1        72.8%      1,060.5        73.9%      1,413.1        72.5%
                                                ----------    --------    ----------    --------    ----------    --------
Gross profit(a)..............................       289.7        27.2%        375.2        26.1%        537.2        27.5%
Selling, administrative and general
  expenses(b)................................       301.7        28.4%        349.4        24.3%        451.6        23.1%
                                                ----------    --------    ----------    --------    ----------    --------
Income (loss) before interest, income taxes
  and cumulative effect of change in
  accounting principle.......................       (12.0)       (1.2)%        25.8         1.8%         85.6         4.4%
Interest expense.............................        32.4                      45.9                      63.8
                                                ----------                ----------                ----------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle..................................       (44.4)                    (20.1)                     21.8
Income taxes (benefit).......................       (13.0)                     (7.8)                      7.7
                                                ----------                ----------                ----------
Income (loss) before cumulative effect of
  change in accounting principle.............    $  (31.4)                 $  (12.3)                 $   14.1
                                                ----------                ----------                ----------
                                                ----------                ----------                ----------

                               DIVISIONAL SUMMARY
                                 (IN MILLIONS)

                                                                            FISCAL YEAR ENDED
                                                --------------------------------------------------------------------------
                                                                % OF                      % OF                      % OF
                                                JANUARY 4,     GROSS      JANUARY 3,     GROSS      JANUARY 2,     GROSS
                                                   1997        PROFIT        1998        PROFIT        1999        PROFIT
                                                ----------    --------    ----------    --------    ----------    --------
Net revenues:
     Intimate Apparel........................    $  802.0                  $  941.2                  $  944.8
     Sportswear & Accessories................       214.4                     425.9                     875.3
     Retail Outlet Stores....................        47.4                      68.6                     130.2
                                                ----------                ----------                ----------
                                                 $1,063.8                  $1,435.7                  $1,950.3
                                                ----------                ----------                ----------
                                                ----------                ----------                ----------
Gross profit(a)(b):
     Intimate Apparel........................    $  230.5        79.6%     $  259.8        69.2%     $  255.3        47.5%
     Sportswear & Accessories................        40.7        14.0%         90.7        24.2%        241.4        44.9%
     Retail Outlet Stores....................        18.5         6.4%         24.7         6.6%         40.5         7.6%
                                                ----------    --------    ----------    --------    ----------    --------
                                                 $  289.7       100.0%     $  375.2       100.0%     $  537.2       100.0%
                                                ----------    --------    ----------    --------    ----------    --------
                                                ----------    --------    ----------    --------    ----------    --------

------------

 (a) Includes restructuring, special charges and other non-recurring items of $37.9 million in fiscal 1996 related to the decision to exit the Hathaway business and the restructuring and realignment of the Intimate Apparel Division, $76.6 million in fiscal 1997 related to the acquisition of Designer Holdings and the completion of the 1996 consolidation and restructuring actions and $49.1 million in fiscal 1998 related to the continuing strategic review of facilities, products and functions. Also included in fiscal 1998 is the current year impact related to the change in accounting for pre-operating costs of $40.8 million and other start-up related production and inefficiency costs of $49.7 million, see Note 1 to the Consolidated Financial Statements.

 (b) Includes restructuring, special charges and other non-recurring items of $100.6 million in fiscal 1996, $54.2 million in fiscal 1997 and $57.7 million in fiscal 1998 related to the write-off of certain deferred

                                              (footnotes continued on next page)

(footnotes continued from previous page) advertising costs, the sale of the Company's Hathaway dress shirt operation, consolidation and realignment of the Company's Intimate Apparel Division and other items and consolidation and restructuring of facilities, products and functions related to the Company's recent acquisitions. Also, fiscal 1997 includes $3.5 million attributable to minority interests in the income of Designer Holdings applicable to the period of less than 100% ownership by the Company.

 (c) The fiscal 1996 and 1997 financial statements have been revised to reflect $57.0 million and $38.0 million, respectively, of certain start-up related production and inefficiency costs as described in Note 1 to the Consolidated Financial Statements.

COMPARISON OF FISCAL 1998 TO FISCAL 1997

     Net revenues increased $514.6 million or 35.8% to $1,950.3 million in fiscal 1998 compared with $1,435.7 million in fiscal 1997. Incremental net revenues contributed by the 1997 and 1998 acquisitions of Calvin Klein Jeanswear and Kidswear were $415.5 million. In addition, the Company discontinued several underperforming brands during 1998. These discontinued brands accounted for a reduction in net revenues of $30.9 million in fiscal 1998. Excluding the impact of these items, net revenues from continuing brands were up 9.4%.

    INTIMATE APPAREL DIVISION. Net revenues increased $3.6 million or 0.4% to $944.8 million in fiscal 1998 compared with $941.2 million in fiscal 1997. Discontinued brands accounted for a reduction in net revenues of $30.9 million in fiscal 1998. Excluding the impact of the discontinued brands, net revenues increased 3.9%. Core Warner's, Olga and private label business increased $29.3 million or 8.1% over fiscal 1997 results. Bra market share in Department and Specialty stores for the year was 37.5% compared with 34.0% in 1997. Fiscal 1998 net revenues were negatively affected by hurricanes in Costa Rica and Honduras which disrupted shipments during the 1998 fourth quarter. Calvin Klein net revenues declined 3.1% primarily on lower international shipments in Russia and the Far East due to currency devaluation and economic downturns.

    SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues increased $449.4 million or 105.5% to $875.3 million in fiscal 1998 compared with $425.9 million in fiscal 1997. Incremental net revenues in 1998 contributed by the 1997 and 1998 Calvin Klein acquisitions were $366.8 million. Excluding these acquisitions, net revenues increased $82.6 million or 28.2%. Improvements were recorded across all brands with Chaps up $78.7 million or 28.9% and Accessories up $2.0 million or 11.6%.

    RETAIL OUTLET STORES DIVISION. Net revenues increased $61.6 million or 89.8% in fiscal 1998. Incremental net revenues in 1998 contributed by the 1997 Designer Holdings acquisition was $48.7 million. Excluding the acquisition, net revenues increased $12.9 million or 22.4%.

     Gross profit increased $162.0 million or 43.2% on an as-reported basis to $537.2 million in fiscal 1998 compared with $375.2 million in fiscal 1997. The increase is due primarily to the 1997 and 1998 Calvin Klein acquisitions. Gross margins improved 1.4% to 27.5% from 26.1% resulting from a more favorable regular to off-price mix across all brands. Included in cost of sales in fiscal 1998 are restructuring and special charges of $23.2 million, other non-recurring items of $25.9 million (see discussion of Strategic Actions on pages 15-16) and the current year impact of the early adoption of SOP 98-5 of $40.8 million and start-up related production and inefficiency costs of $49.6 million. See Note 1 to the Consolidated Financial Statements. Excluding these items and the impact of the restructuring charges and start-up related inefficiencies in fiscal 1997, gross profit increased $167.9 million or 33.0% to $676.7 million compared with $508.8 million in fiscal 1997. Gross margins on this basis were 34.7% in 1998 compared with 35.4% in 1997. The decrease in gross margins from fiscal 1997 was caused by a higher mix of jeanswear and Chaps net revenues, which has lower gross margins than Intimate Apparel.

    INTIMATE APPAREL DIVISION. Gross profit (excluding all non-recurring items described above) increased $9.7 million or 2.6% to $377.2 million in fiscal 1998 compared with $367.5 million in fiscal 1997. Gross margins were 39.9% in 1998 compared with 39.0% in 1997. The improvement in margins resulted from a better regular price sales mix and cost savings initiatives implemented during the year.

    SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding all non-recurring items described above) increased $137.0 million or 117.5% to $253.6 million in fiscal 1998 compared with $116.6 million in fiscal 1997. The increase in gross profit was due to the 1997 and 1998 Calvin Klein acquisitions, which contributed an incremental $121.9 million of gross profit. Excluding acquisitions, gross profit was up $14.4 million compared with 1997 with most of the increase in Chaps. Gross margins in 1998 were 29.0% compared with 27.4% in 1997 with the improvement due to the addition of Calvin Klein Jeanswear.

    RETAIL OUTLET STORES DIVISION. Gross profit increased $15.8 million or 64.0% to $40.5 million in fiscal 1998 compared with $24.7 million in fiscal 1997, with the increase attributable to the Designer Holdings acquisition.

     Selling, administrative and general expenses increased $102.2 million to $451.6 million on an as-reported basis in fiscal 1998 compared with $349.4 million in fiscal 1997. Selling, administrative and general expenses as a percentage of sales improved to 23.1% in 1998 compared with 24.3% in 1997 on an as-reported basis. Included in fiscal 1998 results are restructuring and special charges of $30.6 million and other non-recurring items of $27.1 million (see discussion of Strategic Actions on pages 15-16). The Company anticipates that these programs will generate annual savings of approximately $15.0 million pre-tax. Excluding restructuring, special charges and other non-recurring items in 1998 and 1997, selling, administrative and general expenses were $393.9 million (20.2% of net revenues) in 1998 compared with $295.2 million (20.6% of net revenues) in 1997. The improvement in selling, administrative and general expenses is attributable to the leverage attained through increased net revenues of Calvin Klein Jeanswear.

     Interest expense increased $17.9 million to $63.8 million in fiscal 1998 compared with $45.9 million in fiscal 1997. The increase was caused primarily by the company's stock buyback program and the Calvin Klein Jeanswear and Kidswear acquisitions in fiscal 1997 and 1998.

     The income tax benefit in fiscal 1998 was $17.5 million consisting of a $7.7 million income tax expense on continuing operations and a $25.2 million income tax benefit on the cumulative effect of an accounting change, or an overall effective tax rate of 35.3%. The difference between the United States federal statutory rate of 35.0% and the Company's effective tax rate of 35.3% primarily reflects the impact of state income taxes (net of federal benefits), foreign income taxes at rates other than the U. S. statutory rate, the impact of non-deductible intangible amortization, and changes in valuation allowance. The Company has estimated United States net operating loss carryforwards of approximately $385.2 million at January 2, 1999 and foreign net operating loss carryforwards of approximately $18.3 million available to offset future taxable income. The United States and foreign loss carryforwards, which the Company expects to fully utilize, should result in future cash tax savings of approximately $151.9 million at current United States income tax rates and $3.8 million at current foreign income tax rates, respectively. The net operating loss carryforwards expire between 2003 and 2018.

     Income on an as-reported basis before cumulative effect of the early adoption of SOP 98-5 improved $26.4 million to $14.1 million or $0.22 per diluted share in fiscal 1998 compared with a loss of $12.3 million or $0.23 per diluted share in fiscal 1997. Income before the effects of restructuring and special charges of $34.8 million, other non-recurring items of $34.3 million and the current year impact of the early adoption of SOP 98-5 and other start-up related production and inefficiency costs of $58.5 million, was $141.7 million or $2.25 per diluted share. Compared with fiscal 1997 net income (excluding non-recurring charges of $81.1 million and start-up related production and inefficiency costs of $35.4 million) of $104.1 million or $1.87 per diluted share, this represents an improvement of $37.6 million, or $0.38 per diluted share.

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

    SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues increased $211.5 million or 98.6% to $425.9 million in fiscal 1997 compared with $214.4 million in fiscal 1996. The improvement is due in part to the acquisition of Designer Holdings during the fourth quarter of 1997, which added net revenues of $133.3 million. In addition, the increase is due to continued strength in Chaps by Ralph Lauren, which added $100.3 million in fiscal 1997, or an increase of 58.3% over fiscal 1996, and Calvin Klein accessories, which added $6.2 million, or an increase of 55.9% over fiscal 1996. These increases were partially offset by a decrease in net revenues due to the disposition of the Hathaway dress shirt operations in November 1996. On a comparable basis, excluding the Designer Holdings acquisition and the divested Hathaway operations, net revenues increased $106.5 million or 57.2% in fiscal 1997.

    RETAIL OUTLET STORES DIVISION. Net revenues increased $21.2 million or 44.7% to $68.6 million in fiscal 1997 compared with $47.4 million in fiscal 1997. The improvement is due to the acquisition of Designer Holdings during the fourth quarter of 1997, with added net revenues of $25.0 million.

     Gross profit increased 39.2% (excluding non-recurring items and start-up related production and inefficiency costs) to $508.8 million in fiscal 1997 compared with $365.6 million in fiscal 1996. Increases were experienced across all divisions. In connection with the acquisition of Designer Holdings and the completion in 1997 of certain consolidation and restructuring actions announced in 1996, the Company recorded non-recurring charges in fiscal 1997. On an as-reported basis, including the effects of the non-recurring charges in 1997 and 1996, gross profit increased 29.5%.

    INTIMATE APPAREL DIVISION. Gross profit (excluding non-recurring items and start-up related production and inefficiency costs) increased 21.6% to $367.5 million in fiscal 1997 (39.0% of net revenues) from $302.4 million (37.7% of net revenues) in fiscal 1996. The increase in gross profit reflects higher revenues along with the full year impact in 1997 of the Lejaby acquisition.

    SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding non-recurring items) increased 160.9% to $116.6 million in fiscal 1997 (27.4% of net revenues) compared with $44.7 million (20.8% of net revenues) in fiscal 1996. The increase in gross profit is the result of higher Chaps by Ralph Lauren volume along with the acquisition of Designer Holdings during the fourth quarter of 1997. The Company also benefitted from the disposition, in fiscal 1996, of the Hathaway dress shirt business. On a comparable basis, excluding the results of Designer Holdings in 1997 and the Hathaway business in 1996, gross profit improved 74.6% or $35.6 million in fiscal 1997.

    RETAIL OUTLET STORES DIVISION. Gross profit increased 33.5% to $24.7 million in fiscal 1997 compared with $18.5 million in fiscal 1996. The increase in gross profit is the result of the Designer Holdings acquisition.

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

     Income tax benefits on continuing operations were $7.8 million for fiscal 1997, or an effective tax rate of 38.7%. The difference between the United States federal statutory rate of 35.0% and the Company's effective tax rate of 38.7% (excluding the non-recurring charge and the minority interest) primarily reflects the impact of state income taxes (net of federal benefits), foreign income taxes at rates other than the U.S. statutory rate and the impact of non-deductible intangible amortization. For income tax purposes, the Company has estimated United States net operating loss carryforwards available to offset future taxable income of approximately $216.9 million at January 3, 1998. These carryforwards, which the Company expects to fully utilize, should result in future cash tax savings of approximately $85.8 million at current United States income tax rates. The net operating loss carryforwards expire between 2003 and 2012.

     Net income before non-recurring items increased 29.2% to $104.1 million (or $1.87 per diluted share) in fiscal 1997 from $80.6 million (or $1.51 per diluted share) in fiscal 1996. This increase reflects higher sales volumes and gross margins partially offset by higher selling, administrative and general costs and interest costs, as previously discussed. On an as-reported basis, the net loss of $12.3 million in fiscal 1997 was an improvement of $19.1 million compared with a net loss of $31.4 million in fiscal 1996. Included in fiscal 1997 and 1996 net income are non-recurring charges of $81.1 million and $88.8 million, respectively.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's liquidity requirements arise primarily from its debt service and the funding of working capital needs, primarily inventory and accounts receivable and capital improvements programs. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates a substantial amount of its operating cash flow in the fourth quarter of the fiscal year, reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year.

     During 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and the sub-license to produce Calvin Klein jeans and related products for children in Canada. Also during 1998, the Company acquired certain assets as well as the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. The total purchase price of these acquisitions was approximately $53.1 million.

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

     In July 1996, the Company acquired Bodyslimmers, for approximately $6.5 million and assumed liabilities. The acquisition of Bodyslimmers expanded the Company's product line to include body-slimming undergarments, a fast growing segment of the intimate apparel market targeting aging baby boomers. This acquisition enhanced the Company's leading position in the domestic intimate apparel market.

     Cash provided by operations in fiscal 1998 was $333.7 million, compared with $143.9 million in fiscal 1997 and $27.0 million in fiscal 1996. Cash flow from operating activities increased $189.8 million in fiscal 1998 compared with fiscal 1997 primarily as a result of improved management of trade payables together with the favorable impact of the accounts receivable securitization. Cash flow from operating activities increased $116.9 million in fiscal 1997 compared with fiscal 1996, primarily as a result of a lower net loss and non-cash depreciation and amortization coupled with lower working capital requirements. The lower working capital requirements compared with 1996 were principally due to improved management of payables and reductions in prepaid expenses. The increase in payables was also due to higher inventory levels at year end in support of anticipated increased sales volume. Depreciation and amortization expense was $46.5 million, $47.4 million and $27.6 million in fiscal 1998, 1997 and 1996, respectively. The increase in depreciation and amortization expense in fiscal 1997 primarily reflects amortization of intangible assets related to the acquisitions completed in fiscal 1996.

     Cash used in investing activities was $221.8 million in fiscal 1998 compared with $22.0 million in fiscal 1997 and $156.5 million in fiscal 1996. Fiscal 1998 includes $53.1 million related to the purchase of various Calvin Klein Jeanswear sub-licenses and $43.8 million related to the payment of acquired liabilities and acquisition accruals in connection with the Designer Holdings acquisition. Fiscal 1997 includes $55.8 million of cash acquired in connection with the acquisition of Designer Holdings for Company stock. Fiscal 1996 includes $85.6 million, net of cash acquired, related to the purchase of Lejaby, GJM and Bodyslimmers and $30.1 million related to the payment of acquired liabilities and acquisition accruals. Capital expenditures for new facilities, improvements to existing facilities and for machinery and equipment were approximately $142.8 million, $57.4 million and $33.8 million in the 1998, 1997 and 1996 fiscal years, respectively. Also, in fiscal 1998, intangibles and other assets include a $5.0 million investment in Interworld, a leading provider of E-Commerce software systems.

     Cash (used in) provided by financing activities was $(116.3) million, $(125.2) million and $135.2 million in fiscal 1998, 1997 and 1996, respectively. During fiscal 1998 and 1997, debt repayments, including payments on credit facilities, were $25.8 million and $377.7 million, respectively. In 1997, the Company renegotiated its bank arrangements, including facilities for revolving credit, trade credit and letters of credit. Net proceeds under the revolving credit facility were $291.1 million in fiscal 1997. For the year ended January 2, 1999, the Company repurchased 4,869,755 shares of its common stock at a cost of $137.8 million and paid cash dividends of $22.3 million. For the year ended January 3, 1998, the Company repurchased 839,319 shares of its common stock at a cost of $26.5 million and paid cash dividends of $16.2 million. During fiscal 1996, the Company entered into the 1996 Bank Credit Agreements, proceeds from which were used to purchase Lejaby in fiscal 1996. In addition, the Company increased the outstanding balance on its revolving lines of credit by approximately $105.5 million in fiscal 1996.

     In April 1998, the Company amended its 1996 Bank Credit Agreements (the 'Agreement') to increase its revolving loan facilities to 480 million French Francs from 120 million French Francs. Borrowings under the Agreement bear interest at LIBOR plus .35% and mature on April 17, 2003. In July 1998, the Company amended its $300 million Trade Letter of Credit Facility (the 'L/C Facility') to increase the size of the facility to $450 million, to extend the borrowing period for amounts due under the maturing letters of credit from 120 days to 180 days, to extend the maturity of the L/C Facility to July 29, 1999 and to eliminate certain restrictions relating to debt and investments. The amount of borrowings available under both the 1996 Bank Credit Agreements and the L/C Facility was increased to accommodate the internal growth of the Company's business as well as the increased demand for finished product purchases stemming from the acquisition of Designer Holdings in the fourth quarter of 1997 and the acquisition of the CK Kids business in the second quarter of 1998. In conjunction with the amendment of the L/C Facility, the Company also amended its $600 million revolving credit facility and its $200 million 364-day credit facility to allow for the increase in the L/C Facility and the elimination of certain restrictions relating to debt and investments.

     In October 1998, the Company entered into a $200 million revolving accounts receivable securitization facility. Under this facility, the Company entered into agreements to sell, for a period of up to five years, undivided participation interests in designated pools of U.S. trade receivables. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The participation interests are sold at a discount to reflect normal dilution. Net proceeds to the Company from the initial funding were $200 million, and were used primarily to temporarily repay long-term debt. At January 2, 1999, approximately $170.3 million was advanced under this facility.

     The Company has paid a quarterly cash dividend since June 1995. The dividend payment was raised to $0.08 per share from $0.07 per share in February 1997 and increased to $0.09 per share in January 1998.

     At January 2, 1999, the Company had approximately $511.1 million of additional borrowing availability under the revolving loan portions of its United States bank facilities. The Company also has bank credit agreements in Canada, Europe and Asia. At January 2, 1999, the Company had approximately $115.4 million of additional borrowing availability under these agreements. The Company believes that funds available under its various bank facilities, together with cash flow to be generated from future operations, will be sufficient to meet the capital expenditure requirements and working capital needs of the Company, including interest and debt principal payments for the next twelve months and for the next several years.

YEAR 2000 AND ECONOMIC AND MONETARY UNION ('EMU') COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. These programs, including some that are critical to the Company's operations, could fail to properly process data that contain dates after 1999 unless they are modified or replaced.

     Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet Year 2000 and EMU compliance. Full implementation of this program is expected to require expenditures of approximately $10.0 million over the next twelve months, primarily for Year 2000 compliance and system upgrades. Funding requirements have been incorporated into the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity. The implementation and testing processes are expected to be completed in mid-1999.

     As a part of its Year 2000 process, the Company intends to test its Year 2000 readiness for critical business processes and application systems. The Company anticipates that minor issues will be identified during this test period and intends to address such issues during the first half of fiscal 1999. The Company has contacted key suppliers and vendors in order to determine the status of such third parties' Year 2000 remediation plans. Evaluation of suppliers and vendors readiness is currently on-going. The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. This process was begun in fiscal 1998 and will be on-going throughout 1999. The Company's contingency planning consists of upgrading current information systems operating and application software to Year 2000 compliance. The upgrade of current systems, which the Company anticipates will be substantially complete by the end of the second quarter of fiscal 1999, will be accomplished with both internal and external resources. Such remediation costs will be charged to operations as incurred.

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

     Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosure under 'Statement Regarding Forward-looking Disclosures'.

     In anticipation of the establishment of the European EMU and the introduction of a single European unit of currency (the 'Euro') scheduled for January 1, 1999, Warnaco formed a Steering Committee in December 1997 to (1) identify the related issues and their potential effect on Warnaco, and (2) develop an action plan for EMU compliance.

     The steering committee completed development of and implemented an action plan which included preparation of banking arrangements for use of the Euro, development of dual currency price lists and invoices, modification of prices to mitigate the potential effects of price transparency and taking the necessary computer-related remediation steps. As a result of this plan, as of January 1, 1999, Warnaco was EMU compliant.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This Report includes 'forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition,' are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

SEASONALITY

     The operations of the Company are somewhat seasonal, with approximately 56% of net revenues, 69% of operating income before restructuring, special charges and other non-recurring items and substantially all of the Company's net cash flow from operating activities generated in the second half of the year. Generally, the Company's operations during the first half of the year are financed by increased borrowings. The following sets forth the net revenues, operating income before restructuring and special charges and other non-recurring items and net cash flow from operating activities generated for each quarter of fiscal 1998 and fiscal 1997.

                                                                      THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------
                                                                         (IN MILLIONS)
                                         APR. 5,   JUL. 5,   OCT. 4,   JAN. 3,   APR. 4,   JUL. 4,   OCT. 3,   JAN. 2,
                                          1997      1997      1997      1998      1998      1998      1998      1999
                                         -------   -------   -------   -------   -------   -------   -------   -------

Net revenues...........................  $ 251.5   $ 290.2   $ 333.4   $ 560.6   $ 419.2   $ 438.9   $ 544.1   $ 548.1
Operating income(a)(b).................  $  27.3   $  20.7   $  45.1   $  56.5   $  23.4   $  35.5   $  56.0   $  77.4
Cash flow from (used in) operating
  activities(a)(b).....................  $ (76.8)  $ (23.3)  $  13.8   $ 252.3   $(157.2)  $  15.9   $ 193.1   $ 265.0

------------

 (a) Before restructuring, special charges and other non-recurring items.

 (b) Reflects adjustments in connection with the early adoption of the provisions of SOP 98-5 regarding the accounting for pre-operating costs and other start-up related production and inefficiency costs. See Notes 1 and 18 to the Consolidated Financial Statements.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' (SFAS No. 133). This statement, which is effective for the fiscal year beginning January 3, 2000, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position along with the measurement of such instruments at fair value. Management believes, based on current activities, that the implementation of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.

  INTEREST RATE RISK

     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of January 2, 1999, approximately $610.0 million of $879.7 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of January 2, 1999, the net fair value liability of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $24.3 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $15.6 million.

  FOREIGN EXCHANGE RISK

     The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of January 2, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk, which included only currency option contracts, was $0.2 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be limited to $0.2 million, the fair value of these options.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is incorporated by reference from page 11 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., relating to the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1.  The Consolidated Financial Statements of The Warnaco Group, Inc.

                                                                                              PAGE
                                                                                           ----------
Report of Independent Accountants.......................................................          F-1
Consolidated Balance Sheets as of January 3, 1998 and January 2, 1999...................          F-2
Consolidated Statements of Operations for the Years Ended January 4, 1997, January 3,
  1998 and January 2, 1999..............................................................          F-3
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years
  Ended January 4, 1997, January 3, 1998 and January 2, 1999............................          F-4
Consolidated Statements of Cash Flows for the Years Ended January 4, 1997, January 3,
  1998 and January 2, 1999..............................................................          F-5
Notes to Consolidated Financial Statements..............................................   F-6 - F-34

      2.  Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts and Reserves.............................          S-1

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.  LIST OF EXHIBITS:

      3.1    Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995).
      3.2    Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
             Company's Form 10-K filed April 4, 1997).
      4.1    Registration Rights Agreement dated March 14, 1994 between the Company and Calvin
             Klein, Inc. ('CK') (incorporated herein by reference to Exhibit 4.1 to the Company's
             Form 10-Q filed May 24, 1994).
      4.2    Amended and Restated Declaration of Trust of Designer Finance Trust, dated as of
             November 6, 1996, among Designer Holdings, as Sponsor, IBJ Schroder Bank & Trust
             Company, as Property Trustee, Delaware Trust Capital Management, Inc. as Delaware
             Trustee and Merril M. Halpern and Arnold H. Simon, as Trustees (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed November 12, 1997).
      4.3    First Supplemental Indenture dated as of March 31, 1998, between Designer Holdings, The
             Warnaco Group, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K filed April 3, 1998).
      4.4    Preferred Securities Guarantee Agreement dated as of March 31, 1998, between The
             Warnaco Group, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Preferred
             Guarantee Trustee, with respect to the Preferred Securities of Designer Finance Trust
             (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K filed
             April 3, 1998).
     10.1    Credit Agreement, dated as of August 12, 1997 (the 'U.S. $600,000,000 Credit
             Agreement'), among Warnaco Inc., as Borrower, and The Bank of Nova Scotia and Citibank,
             N.A. as Managing Agents, Citibank, N.A. as Documentation Agent, the Bank of Nova Scotia
             as Administrative Agent, Competitive Bid Agent, Swing Line Bank and an Issuing Bank and
             certain other lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 12, 1997).
     10.2    Second Amended and Restated Credit Agreement, dated as of August 12, 1997 (the 'U.S.
             $300,000,000 Credit Agreement'), among Warnaco Inc., as the U.S. Borrower, Warnaco (HK)
             Ltd., as the Foreign Borrower, Citibank, N.A., as the Documentation Agent, The Bank of
             Nova Scotia, as the Administrative Agent, and certain other lenders named therein
             (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed
             November 12, 1997).
     10.3    First Amendment to the U.S. $300,000,000 Credit Agreement, dated as of October 14, 1997 among Warnaco Inc., as the U.S. Borrower, Warnaco (HK) Ltd. as the Foreign Borrower,
             Citibank, N.A., as the Documentation Agent, The Bank of Nova Scotia, as Administrative
             Agent, and certain other lenders party thereto (incorporated herein by reference to
             Exhibit 10.3 to the Company's Form 10-Q filed November 12, 1997).
     10.4    Employment Agreement, dated as of January 6, 1991, between the Company and Linda J.
             Wachner (incorporated herein by reference to Exhibit 10.7 to the Company's Registration
             Statement on Form S-1, No. 33-42641).
     10.5    Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the
             Company's Registration on Form S-1, No. 33-45877).
     10.6    1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to the
             Company's Registration Statement on Form S-1, No. 33-45877).
     10.7    Amended and Restated 1988 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, No.
             33-45877).
     10.8    Warnaco Employee Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-45877).
     10.9    Executive Management Agreement, dated as of May 9, 1991, as extended, between the
             Company, Warnaco Inc. and The Spectrum Group, Inc. (incorporated herein by reference to
             Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-45877).
     10.10   1993 Non-Employee Director Stock Plan (incorporated herein by reference to the
             Company's Proxy Statement for its 1994 Annual Meeting of Stockholders).
     10.11   Amended and Restated 1993 Stock Plan (incorporated herein by reference to the Company's
             Proxy Statement for its 1994 Annual Meeting of Stockholders).

     10.12   The Warnaco Group, Inc. Supplemental Incentive Compensation Plan (incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of
             Stockholders).
     10.13   Amended and Restated License Agreement dated as of January 1, 1996, between Polo Ralph
             Lauren, L.P. and Warnaco Inc. (incorporated herein by reference to Exhibit 10.4 to the
             Company's Form 10-Q filed November 12, 1997).
     10.14   Amended and Restated Design Services Agreement dated as of January 1, 1996, between
             Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed November 12, 1997).
     10.15   Agreement and Plan of Merger dated as of September 25, 1997 among The Warnaco Group,
             Inc., WAC Acquisition Corporation and Designer Holdings Ltd. (incorporated herein by reference to Exhibit 2, attached as Appendix A to the Joint Proxy Statement/Prospectus
             to the Company's Registration Statement on Form S-4, No. 333-40207).
     10.16   Stock Exchange Agreement dated as of September 25, 1997 among The Warnaco Group, Inc,
             New Rio, L.L.C. and each of the members of New Rio signatory hereto (incorporated herein by reference to Exhibit 10.1, attached as Appendix B to the Joint Proxy
             Statement/Prospectus to the Company's Registration Statement on Form S-4, No.
             333-40207).
     10.17   1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company's
             Form 10-K filed April 3, 1998).
     10.18   License Agreement dated as of August 4, 1994 (the 'Calvin Klein License Agreement')
             between Calvin Klein, Inc. and Calvin Klein Jeanswear Company; incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.'s Registration Statement on Form
             S-1 (File No. 333-2236).
     10.19   Amendment to the Calvin Klein License Agreement dated as of December 7, 1994;
             incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration
             Statement on Form S-1 (File No. 333-2236).
     10.20   Amendment to the Calvin Klein License Agreement dated as of January 10, 1995;
             incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration
             Statement on Form S-1 (File No. 333-2236).
     10.21   Amendment to the Calvin Klein License Agreement dated as of February 28, 1995;
             incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.'s Registration
             Statement on Form S-1 (File No. 333-2236).
     10.22   Amendment to the Calvin Klein License Agreement dated as of April 22, 1996;
             incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration
             Statement on Form S-1 (File No. 333-2236).
     10.23   Amendment No. 1, dated as of July 31, 1998, to the Credit Agreement dated as of August
             12, 1997, among Warnaco Inc. and The Warnaco Group, Inc., as Borrowers, and The Bank of
             Nova Scotia, as Managing Agent and Administrative Agent and Citibank N.A., as Managing
             Agent, and certain other lenders named therein. (incorporated herein by reference to
             Exhibit 10.1 to the Company's Form 10-Q filed August 18, 1998).
     10.24   Amendment No. 1, dated as of July 31, 1998, to the Credit Agreement dated as of
             November 26, 1997, among Warnaco Inc. and The Warnaco Group, Inc., as Borrowers, and
             The Bank of Nova Scotia, as Managing Agent and Administrative Agent and Citibank N.A.,
             as Managing Agent, and certain other lenders named therein. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed August 18, 1998).
     10.25   Fifth Amended and Restated Credit Agreement, dated as of July 31, 1998, among Warnaco
             Inc., as the U.S. Borrower, Designer Holdings, Ltd. and other wholly-owned domestic subsidiaries as designated from time to time, as the Sub-Borrowers, Warnaco (HK) Ltd.,
             Warnaco B.V., Warnaco Netherlands B.V., as the Foreign Borrowers, the Warnaco Group,
             Inc., as a Guarantor, and Societe Generale, as the Documentation Agent, Citibank, N.A.,
             as the Syndication Agent, and The Bank of Nova Scotia, as the Administrative Agent, and
             certain other lenders named therein. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 18, 1998).
     10.26   Amended and Restated Master Agreement of Sale, dated as of September 30, 1998, among
             Warnaco Inc., as Originator, and Gregory Street, Inc., as Buyer and Servicer.
             (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed
             November 7, 1998).

     10.27   Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear
             Company, as Originator, and Gregory Street, Inc., as Buyer and Servicer. (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed November 7, 1998).
     10.28   Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street,
             Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer.
             (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed
             November 7, 1998).
     10.29   Parallel Purchase Commitment, dated as of September 30, 1998, among Warnaco Operations
             Corporation, as Seller and certain commercial lending institutions, as the Banks, and
             Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent.
             (incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-Q filed
             November 7, 1998).
     10.30   Receivables Purchase Agreement, dated as of September 30, 1998, among Warnaco
             Operations Corporation, as Seller, Gregory Street, Inc., as Servicer, Liberty Street
             Funding Corp., and Corporate Asset Funding Company, Inc. as Investors and The Bank of
             Nova Scotia, as Agent, and Citicorp North America, Inc., as Co-Agent. (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-Q filed November 7, 1998).
     10.31   1998 Stock Plan for Non-Employee Directors.
     21      Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's
             Form 10-K filed April 3, 1998).
     23.1    Consent of Independent Accountants.
     27      Financial Data Schedule.
     99      Designer Holdings, Ltd. Annual Report on Form 10-K for the year ended December 31, 1996
             (incorporated herein by reference -- Commission file number 1-11707).

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the 1998 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 1st day of April, 1999.

                                          THE WARNACO GROUP, INC.

                                          By:     /S/ LINDA J. WACHNER
                                             ------------------------------
                                                      Linda J. Wachner
                                               Chairman, President and Chief
                                                     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                              DATE
------------------------------------------  --------------------------------------------   -------------------

           /s/ LINDA J. WACHNER             Chairman of the Board; Director;                  April 1, 1999
------------------------------------------  President and Chief Executive
             LINDA J. WACHNER               Officer (Principal Executive Officer)

        /s/ WILLIAM S. FINKELSTEIN          Director; Senior Vice President and Chief         April 1, 1999
------------------------------------------  Financial Officer (Principal Financial and
          WILLIAM S. FINKELSTEIN            Accounting Officer)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                          April 1, 1999
------------------------------------------
         JOSEPH A. CALIFANO, JR.

            /s/ JOSEPH H. FLOM              Director                                          April 1, 1999
------------------------------------------
              JOSEPH H. FLOM

           /s/ ANDREW G. GALEF              Director                                          April 1, 1999
------------------------------------------
             ANDREW G. GALEF

            /s/ WALTER F. LOEB              Director                                          April 1, 1999
------------------------------------------
              WALTER F. LOEB

          /s/ STEWART A. RESNICK            Director                                          April 1, 1999
------------------------------------------
            STEWART A. RESNICK

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Warnaco Group, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 27 present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and its subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1, pursuant to the adoption of SOP 98-5 the Company changed its accounting for deferred start-up costs effective the beginning of fiscal 1998 and revised its fiscal 1997 and 1996 consolidated financial statements with respect to accounting for other start-up related production and inefficiency costs.

PRICEWATERHOUSECOOPERS LLP
New York, New York
March 2, 1999

                            THE WARNACO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                                                         JANUARY 3,     JANUARY 2,
                                                                                           1998(1)         1999
                                                                                         -----------    -----------
ASSETS
Current assets:
     Cash.............................................................................   $    12,009    $     9,495
     Accounts receivable, less reserves of $46,124 -- 1997 and $36,668 -- 1998........       296,378        199,369
     Inventories......................................................................       431,185        472,019
     Prepaid expenses and other current assets........................................        45,228         26,621
                                                                                         -----------    -----------
          Total current assets........................................................       784,800        707,504
                                                                                         -----------    -----------
Property, plant and equipment, at cost:
     Land and land improvements.......................................................         7,060          7,060
     Buildings and building improvements..............................................        80,115         81,928
     Machinery and equipment..........................................................       145,207        255,163
                                                                                         -----------    -----------
                                                                                             232,382        344,151
     Less: Accumulated depreciation...................................................      (101,982)      (119,891)
                                                                                         -----------    -----------
          Net property, plant and equipment...........................................       130,400        224,260
                                                                                         -----------    -----------
Other assets:
     Licenses, trademarks, intangible and other assets, at cost, less accumulated
      amortization of $83,276 -- 1997 and $78,116 -- 1998.............................       368,213        306,932
     Excess of cost over net assets acquired, less accumulated amortization of
      $40,060 -- 1997 and $51,297 -- 1998.............................................       349,235        458,018
     Deferred income taxes............................................................        18,470         86,419
                                                                                         -----------    -----------
          Total other assets..........................................................       735,918        851,369
                                                                                         -----------    -----------
                                                                                         $ 1,651,118    $ 1,783,133
                                                                                         -----------    -----------
                                                                                         -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt................................................   $    20,601    $    30,231
     Accounts payable.................................................................       289,817        503,326
     Accrued liabilities..............................................................       122,095        131,316
     Deferred income taxes............................................................       --              14,276
                                                                                         -----------    -----------
          Total current liabilities...................................................       432,513        679,149
                                                                                         -----------    -----------
Long-term debt........................................................................       354,263        411,886
                                                                                         -----------    -----------
Other long-term liabilities...........................................................        14,022         12,129
                                                                                         -----------    -----------
Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Designer
  Finance Trust Holding Solely Convertible Debentures.................................       100,758        101,836
                                                                                         -----------    -----------
Stockholders' equity:
     Class A Common Stock, $.01 par value, 130,000,000 shares authorized, 63,294,423
      and 65,172,608 issued in 1997 and 1998..........................................           633            652
     Additional paid-in capital.......................................................       940,461        953,512
     Accumulated other comprehensive income...........................................       (14,838)       (15,703)
     Accumulated deficit..............................................................      (122,421)      (176,997)
     Treasury stock, at cost..........................................................       (38,567)      (171,559)
     Notes receivable for common stock issued and unvested stock compensation.........       (15,706)       (11,772)
                                                                                         -----------    -----------
          Total stockholders' equity..................................................       749,562        578,133
                                                                                         -----------    -----------
                                                                                         $ 1,651,118    $ 1,783,133
                                                                                         -----------    -----------
                                                                                         -----------    -----------

------------

(1) Fiscal 1997 has been revised as described in Note 1.

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)

                                                                                     FOR THE YEAR ENDED
                                                                           --------------------------------------
                                                                           JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                            1997(1)       1998(1)         1999
                                                                           ----------    ----------    ----------

Net revenues............................................................   $1,063,823    $1,435,730    $1,950,251
Cost of goods sold......................................................      774,099     1,060,526     1,413,036
Selling, administrative and general expenses............................      301,732       349,431       451,640
                                                                           ----------    ----------    ----------
Income (loss) before interest, income taxes and cumulative effect of
  change in accounting principle........................................      (12,008)       25,773        85,575
Interest expense........................................................       32,435        45,873        63,790
                                                                           ----------    ----------    ----------
Income (loss) before income taxes and cumulative effect of change in
  accounting principle..................................................      (44,443)      (20,100)       21,785
Provision (benefit) for income taxes....................................      (13,034)       (7,781)        7,688
                                                                           ----------    ----------    ----------
Income (loss) before cumulative effect of change in accounting
  principle.............................................................      (31,409)      (12,319)       14,097
Cumulative effect of change in accounting for deferred start-up costs,
  net...................................................................       --            --           (46,250)
                                                                           ----------    ----------    ----------
Net income (loss).......................................................   $  (31,409)   $  (12,319)   $  (32,153)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

Basic earnings (loss) per common share:
     Income (loss) before accounting change.............................   $    (0.61)   $    (0.23)   $     0.23
     Cumulative effect of accounting change.............................       --            --             (0.75)
                                                                           ----------    ----------    ----------
     Net income (loss)..................................................   $    (0.61)   $    (0.23)   $    (0.52)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

Diluted earnings (loss) per common share:
     Income (loss) before accounting change.............................   $    (0.61)   $    (0.23)   $     0.22
     Cumulative effect of accounting change.............................       --            --             (0.73)
                                                                           ----------    ----------    ----------
     Net income (loss)..................................................   $    (0.61)   $    (0.23)   $    (0.51)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

Shares used in computing earnings per share:
     Basic..............................................................       51,308        52,814        61,362
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
     Diluted............................................................       51,308        52,814        63,005
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

------------

(1) Fiscal 1996 and 1997 have been revised as described in Note 1.

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                                                                               NOTES
                                                                    ACCUMULATED                              RECEIVABLE
                                                                       OTHER                                 FOR COMMON
                                              CLASS A  ADDITIONAL  COMPREHENSIVE                             STOCK AND
                                              COMMON    PAID-IN       INCOME      ACCUMULATED   TREASURY   UNEARNED STOCK
                                               STOCK    CAPITAL       (LOSS)        DEFICIT       STOCK     COMPENSATION    TOTAL
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
Balance at January 6, 1996...................  $ 521    $567,965     $  (3,745)    $  (46,896)  $  (5,000)    $(12,544)    $500,301
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
Net loss(1)..................................                                         (31,409)                              (31,409)
Translation adjustments......................                              438                                                  438
                                                                                                                           --------
Comprehensive income (loss)..................                                                                               (30,971)
Issued 190,700 shares of restricted stock....      2       5,576                                                (5,578)       --
Dividends declared...........................                                         (14,532)                              (14,532)
Employee stock options exercised and payment
  of employee notes receivable...............      1       2,150                                                   123        2,274
Amortization of unvested stock
  compensation...............................                                                                    2,502        2,502
Purchase of 250,000 shares of treasury
  stock......................................                                                      (7,030)                   (7,030)
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
Balance at January 4, 1997...................    524     575,691        (3,307)       (92,837)    (12,030)     (15,497)     452,544
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
Net loss(1)..................................                                         (12,319)                              (12,319)
Translation adjustments......................                          (11,531)                                             (11,531)
                                                                                                                           --------
Comprehensive income (loss)..................                                                                               (23,850)
Issued 137,135 shares of restricted stock....      1       3,600                                                (3,601)       --
Dividends declared...........................                                         (17,265)                              (17,265)
Employee stock options exercised and payment
  of employee notes receivable...............      4       9,498                                                    70        9,572
Net cash settlements under equity option
  arrangements...............................             (1,620)                                                            (1,620)
Amortization of unvested stock
  compensation...............................                                                                    3,322        3,322
Purchase of 839,319 shares of treasury
  stock......................................                                                     (26,537)                  (26,537)
Issuance of 10,413,144 shares for the
  acquisition of Designer Holdings Ltd.......    104     353,292                                                            353,396
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
Balance at January 3, 1998...................    633     940,461       (14,838)      (122,421)    (38,567)     (15,706)     749,562
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
Net loss.....................................                                         (32,153)                              (32,153)
Translation adjustments......................                             (865)                                                (865)
                                                                                                                           --------
Comprehensive income (loss)..................                                                                               (33,018)
Employee stock options exercised and payment
  of employee note receivable................     17       3,046                                    2,424        5,971       11,458
Net cash settlements under equity option
  arrangements...............................              2,325                                                              2,325
Issued 182,903 shares of restricted stock....      2       7,680                                                (7,682)       --
Dividends declared...........................                                         (22,423)                              (22,423)
Amortization of unvested stock
  compensation...............................                                                                    5,645        5,645
Purchase of 4,794,699 shares of treasury
  stock......................................                                                    (135,416)                 (135,416)
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
Balance at January 2, 1999...................  $ 652    $953,512     $ (15,703)    $ (176,997)  $(171,559)    $(11,772)    $578,133
                                              -------  ----------  -------------  ------------  ---------  --------------  --------
                                              -------  ----------  -------------  ------------  ---------  --------------  --------

------------
(1) Fiscal 1996 and 1997 have been revised as described in Note 1.

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                 (IN THOUSANDS)

                                                                                    FOR THE YEAR ENDED
                                                                        ------------------------------------------
                                                                        JANUARY 4,      JANUARY 3,      JANUARY 2,
                                                                         1997(1)         1998(1)           1999
                                                                        ----------      ----------      ----------
Cash flow from operating activities:
     Net income (loss).............................................     $  (31,409)     $  (12,319)     $  (32,153)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
          Depreciation and amortization............................         27,576          47,385          46,500
          Cumulative effect of accounting change...................         --              --              46,250
          Amortization of unvested stock compensation..............          2,502           3,322           4,978
          Non-recurring items......................................        138,540         129,272         121,743
          (Increase) in deferred income tax assets.................        (18,456)        (13,906)        (74,616)
     Sale of accounts receivable...................................         --              --             170,500
     Other changes in operating accounts...........................        (24,001)         19,097          55,658
                                                                        ----------      ----------      ----------
     Net cash from operating activities before non-recurring
       items.......................................................         94,752         172,851         338,860
     Cash portion of non-recurring items...........................        (67,747)        (28,972)         (5,200)
                                                                        ----------      ----------      ----------
     Net cash from operating activities............................         27,005         143,879         333,660
                                                                        ----------      ----------      ----------
Cash flow from investing activities:
     Proceeds from sale/leaseback transaction......................         --              33,223          21,713
     Disposals of fixed assets.....................................          1,087           1,704           3,966
     Increase in intangibles and other assets......................         (8,178)        (26,964)         (7,849)
     Purchase of property, plant and equipment.....................        (33,765)        (57,399)       (142,787)
     Acquisition of businesses.....................................        (85,600)         55,800         (53,118)
     Payment of assumed liabilities and acquisition accruals.......        (30,052)        (28,346)        (43,765)
                                                                        ----------      ----------      ----------
Net cash from investing activities.................................       (156,508)        (21,982)       (221,840)
                                                                        ----------      ----------      ----------
Cash flow from financing activities:
     Proceeds from sale of common stock, sale of treasury shares
       and payment of notes receivable from employees..............          2,274           7,270          46,476
     Borrowings (repayments) under credit facilities...............        105,500        (153,394)         49,237
     Borrowings under term loan agreements.........................         --              --              20,706
     Proceeds from debt issuance...................................         79,249         291,109           2,027
     Repayments of debt............................................        (27,839)       (224,281)         (6,094)
     Cash dividends paid...........................................        (14,532)        (16,220)        (22,284)
     Purchase of treasury shares, payment of withholding taxes on option exercises and net cash settlements under equity
       option arrangements.........................................         (7,030)        (28,157)       (171,087)
     Other.........................................................         (2,441)         (1,492)        (35,280)
                                                                        ----------      ----------      ----------
Net cash from financing activities.................................        135,181        (125,165)       (116,299)
                                                                        ----------      ----------      ----------
Effect on cash due to currency translation.........................         --               3,437           1,965
                                                                        ----------      ----------      ----------
Increase (decrease) in cash........................................          5,678             169          (2,514)
Cash at beginning of year..........................................          6,162          11,840          12,009
                                                                        ----------      ----------      ----------
Cash at end of year................................................     $   11,840      $   12,009      $    9,495
                                                                        ----------      ----------      ----------
                                                                        ----------      ----------      ----------
Other changes in operating accounts:
     Accounts receivable...........................................     $  (29,690)     $  (35,929)     $  (91,962)
     Inventories...................................................          1,457         (65,366)        (80,362)
     Prepaid expenses and other current assets.....................        (16,387)         26,377          15,433
     Accounts payable and accrued expenses.........................         20,619          94,015         212,549
                                                                        ----------      ----------      ----------
                                                                        $  (24,001)     $   19,097      $   55,658
                                                                        ----------      ----------      ----------
                                                                        ----------      ----------      ----------

------------

(1) Fiscal 1996 and 1997 have been revised as described in Note 1.

  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization: The Warnaco Group, Inc. ('Company') was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of the Company.

     Nature of Operations: The Company designs, manufactures and markets a broad line of women's intimate apparel, designer jeanswear and jeans related sportswear for men, women, juniors and children, men's underwear and men's sportswear, accessories and dress furnishings under a number of owned and licensed brand names. The Company's products are sold to department and specialty stores, mass merchandise stores and catalog and other retailers throughout the United States, Canada, Mexico, Latin America, Western Europe and the Far East.

     Basis of Consolidation and Presentation: The accompanying Consolidated Financial Statements include the accounts of the Company and all subsidiary companies for the years ended January 4, 1997 ('Fiscal 1996'), January 3, 1998 ('Fiscal 1997') and January 2, 1999 ('Fiscal 1998'). All intercompany transactions are eliminated.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

     Translation of Foreign Currencies: Cumulative translation adjustments, arising primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange as of the respective balance sheet date, are applied directly to stockholders' equity and are included as part of accumulated other comprehensive income. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

     Inventories: Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

     Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the lesser of the estimated useful lives of the assets or term of the capital lease, using the straight-line method, as summarized below:

Buildings...........................................................      20-40 years
Building improvements...............................................       2-20 years
Machinery and equipment.............................................       3-10 years

     Assets under capital lease and related amortization of capitalized leases are included in property, plant and equipment and accumulated depreciation and the associated liability is included in debt. Depreciation expense was $18,541, $21,865 and $23,931 for fiscal years 1996, 1997 and 1998, respectively.

     Intangible Assets: Intangible assets consist of goodwill, licenses, trademarks, deferred financing costs and other intangible assets. Goodwill represents the excess of cost over net assets acquired and is amortized on a straight-line basis over the estimated useful life, not exceeding 40 years. Deferred financing costs are amortized over the life of the related debt. Amortization expense, included in selling administrative and general expenses was $9,035, $10,021 and $22,569 for fiscal years 1996, 1997 and 1998, respectively. The Company periodically reviews the carrying value of intangibles for recoverability based on future (undiscounted) cash flow.

     Income Taxes: The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Unremitted earnings of subsidiaries outside of the United States are considered to be reinvested indefinitely. If remitted, management believes they would be substantially free of additional taxes.

     Revenue Recognition: The Company recognizes revenue when goods are shipped to customers, net of estimates for normal returns, discounts and allowances.

     Stock Options: The Company accounts for options granted using the intrinsic value method. Because the exercise price of the Company's options equals the market value of the underlying stock on the date of grant, no compensation expense has been recognized for any period presented.

     Financial Instruments: Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposures. The Company also uses derivative financial instruments to execute purchases of its shares under its stock buyback program. The Company does not use derivative financial instruments for trading or speculative purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. Changes in amounts to be received or paid under interest rate swap agreements are recognized as interest expense. Gains and losses realized on termination of interest rate swap contracts are deferred and amortized over the remaining terms of the original swap agreement.

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

     Equity Instruments Indexed to the Company's Common Stock: Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instrument contracts are not recognized. Repurchases of common stock pursuant to the terms of the equity instruments are recorded as treasury stock, at cost. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded in additional paid-in capital.

     Concentration of Credit Risk: The Company sells its products to department stores, specialty outlets, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

     Computer Software Costs: Internal and external direct and incremental costs incurred in developing or obtaining computer software for internal use are capitalized in property and equipment and amortized, under the straight-line method, over the estimated useful life of the software, generally 5 to 7 years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

     Comprehensive Income: Comprehensive income consists of net income and cumulative foreign currency translation adjustments. Because such cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no income taxes are provided on such amounts.

     Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of the year, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes, as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

of 1998. In addition, the Company recognized in fiscal 1998 earnings approximately $40,823, before taxes, related to current year costs that would have been deferred under the Company's start-up accounting policy prior to the adoption of SOP 98-5. Prior to the early adoption of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.

     Adjustments, Reclassifications and Revisions: As noted above, the Company early adopted SOP 98-5 in fiscal 1998. In connection with the adoption of the new accounting standard, an extensive effort was undertaken to identify all start-up related production and inefficiency costs that had previously been deferred. Over the last six years, the Company has opened or expanded 10 manufacturing facilities. In addition, to support anticipated future growth, the Company opened 2 new manufacturing facilities during 1998 for a total of 12 new facilities. This resulted in the Company's incurring plant inefficiencies and other start-up related costs resulting from high turnover and related training and other costs. Such start-up related production and inefficiency costs have been classified in other assets and inventories. Because certain such costs identified in this process related to fiscal 1997 and 1996 activities, such prior year consolidated financial statements have been revised to reflect additional costs of goods sold of $57,017 in fiscal 1997 ($35,351 after tax or $0.65 per diluted share and $ 0.67 per basic share) and $37,983 in fiscal 1996 ($23,170 after tax or $0.45 per diluted and basic share). In fiscal 1997, income
(loss) before income taxes, net income (loss), basic earnings per share and diluted earnings per share were $(20,100), $(12,319), $(0.23) and $(0.23), respectively. Before the revision, these amounts were $36,917, $23,032, $0.44 and $0.42, respectively. In fiscal 1996, income (loss) before income taxes, net income (loss), basic earnings per share and diluted earnings per share were $(44,443), $(31,409), $(0.61) and $(0.61), respectively. Before the revision, these amounts were $(6,460), $(8,239), $(0.16) and $(0.16), respectively. In addition, fiscal 1998 results have been similarly adjusted to recognize such current year costs in cost of goods sold ($49,668 or $32,135 after tax) (see
Note 18).

     Certain 1997 and 1996 amounts have been reclassified in the 1998 consolidated financial statements to conform to the current presentation.

NOTE 2 - ACQUISITIONS

     In February 1996, the Company acquired substantially all of the assets (including certain subsidiaries) comprising the GJM Group of Companies ('GJM'). GJM was a private label manufacturer of women's lingerie and sleepwear and now also manufactures products for the Company's Intimate Apparel Division. The purchase price consisted of a cash payment of $12,500 plus assumed liabilities. In fiscal 1996, the Company acquired the Lejaby/Euralis group of companies ('Lejaby'), a leading European intimate apparel manufacturer, for approximately $79,249 plus assumed liabilities and certain fees and expenses. Also in fiscal 1996, the Company acquired Bodyslimmers, for approximately $6,500 plus assumed liabilities. Bodyslimmers designs and markets body slimming undergarments for women.

     The GJM, Lejaby and Bodyslimmers acquisitions were accounted for as purchases. The results of operations of the acquired companies have been included in the consolidated results of operations of the Company since the respective dates of acquisition. The purchase price of the acquisitions was allocated to the fair value of the net assets acquired of $163,800 in aggregate, including certain trademarks and intangible assets of $90,500. These acquisitions did not have a material pro-forma impact on 1996 consolidated earnings and the final purchase prices did not materially differ from the amounts shown above.

     In October 1997, the Company acquired 51.3% of Designer Holdings Ltd. ('Designer Holdings') outstanding common stock in exchange for 5,340,773 shares of the Company's common stock and agreed, subject to shareholder approval, to acquire the remaining shares outstanding at the same exchange ratio. In December 1997, the Company acquired the remaining 48.7% of the outstanding

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

common stock of Designer Holdings in exchange for 5,072,371 shares of the Company's common stock. Designer Holdings develops, manufactures and markets designer jeanswear and jeans related sportswear for men, women and juniors, and has a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and sportswear collections in North, South and Central America under the Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis labels.

     The acquisition was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the results of operations for Designer Holdings commencing in October 1997. The minority interest for periods of less than 100% ownership by the Company have been included in selling, administrative and general expenses. In connection with this acquisition, the Company issued a total of 10,413,144 shares of its common stock, with a fair market value of $353,396. The allocation of the total purchase price, exclusive of cash received of approximately $55,800, to the fair value of the net assets acquired is summarized as follows:

Accounts receivable.......................................           $   85,100
Inventories...............................................               74,300
Prepaid and other current assets..........................               41,000
Property and equipment....................................                7,900
Intangible and other assets...............................              406,400
Accounts payable and accrued liabilities..................             (156,300)
Deferred income taxes.....................................              (59,800)
Other liabilities.........................................                 (500)
Mandatorily redeemable preferred securities...............             (100,500)
                                                                   ------------
Purchase price -- net of cash balances....................           $  297,600
                                                                   ------------
                                                                   ------------

     Included in intangible and other assets for the Designer Holdings acquisition are $130,000 for licenses and $222,100 of goodwill.

     The final assessment of the purchase accounting was completed as of January 2, 1999. Adjustments to these estimates (primarily related to liabilities assumed in connection with completing actions pursuant to a plan established as of the closing date) increased the excess of cost over net assets acquired by approximately $63,100.

     The following summarized unaudited pro forma information combines financial information of the Company with Designer Holdings for fiscals 1996 and 1997 assuming the acquisition had occurred as of January 7, 1996. The unaudited pro forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition.

                                                                                  FOR THE YEAR ENDED
                                                                               ------------------------
                                                                               JANUARY 4,    JANUARY 3,
                                                                                  1997          1998
                                                                               ----------    ----------

Statement of Income Data:
Net revenues................................................................   $1,544,200    $1,800,800
Income (loss) before extraordinary item.....................................       (9,100)      (16,700)
Net income (loss)...........................................................      (11,400)      (16,700)
Income (loss) per common share:
     Basic..................................................................   $    (0.22)   $    (0.34)
                                                                               ----------    ----------
                                                                               ----------    ----------
     Diluted................................................................   $    (0.23)   $    (0.36)
                                                                               ----------    ----------
                                                                               ----------    ----------

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

     During 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and the sub-license to produce Calvin Klein jeans and related products for children in Canada. Also during 1998, the Company acquired certain assets as well as the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. The total cost of these acquisitions, including related costs and expenses, was $53,100. A preliminary allocation of the purchase prices to the fair value of the assets acquired as of January 2, 1999 is summarized below:

Inventories.............................................................   $  5,300
Other current assets....................................................        300
Fixed assets............................................................        300
Intangible and other assets.............................................     79,200
Accrued liabilities.....................................................    (32,000)
                                                                           --------
Purchase price..........................................................   $ 53,100
                                                                           --------
                                                                           --------

In addition, the Company entered into a supply agreement with the seller whereby the Company will purchase, at a specified price, certain products for a period of eighteen months.

     The acquisitions were accounted for as purchases and did not have a material pro-forma effect on 1998 consolidated results of operations. The allocation of the purchase price is subject to revision when additional information concerning the asset and liability valuations become available. Accordingly, the final purchase price allocation could differ from the amounts shown.

NOTE 3 - RESTRUCTURING, SPECIAL CHARGES AND OTHER NON-RECURRING ITEMS

1998 RESTRUCTURING AND SPECIAL CHARGES

     As a result of a strategic review of the Company's businesses, manufacturing and other facilities, product lines and styles and worldwide operations following significant acquisitions in 1996 and 1997, in the fourth quarter of 1998 the Company initiated the implementation of programs designed to streamline operations and improve profitability. As a result of the decision to implement these programs, the Company recorded restructuring and special charges of approximately $53,800 ($34,800 net of income tax benefits) related to costs to exit certain facilities and activities, including charges related to inventory write-downs and valuations, asset impairments and employee termination and severance benefits. Of the total amount of the 1998 charges, $23,200 is reflected in cost of goods sold and $30,600 is reflected in selling, administrative and general expenses. The detail of the charges recorded in 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 1999, are summarized below:

                                                                                      AMOUNTS
                                                                            TOTAL     UTILIZED   BALANCE
                                                                           -------    -------    -------

Costs to exit facilities and activities.................................   $33,900    $30,900    $3,000
Asset impairments.......................................................    13,800     13,800      --
Employee termination and severance......................................     6,100      2,500     3,600
                                                                           -------    -------    -------
                                                                           $53,800    $47,200    $6,600
                                                                           -------    -------    -------
                                                                           -------    -------    -------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

COSTS TO EXIT FACILITIES AND ACTIVITIES

     In the fourth quarter of 1998, the Company announced plans to discontinue certain product lines and styles and also to close certain retail outlet stores. In addition, during 1998 the Company initiated plans to shutdown or realign certain manufacturing and warehouse operations.

DISCONTINUED PRODUCT LINES AND STYLES ($20,600)

     Management's review of certain product lines resulted in the decision to discontinue the manufacture and marketing of certain unprofitable product lines during the fourth quarter of 1998, including the Valentino and Marilyn Monroe product lines, as well as certain private label brands. The decision to discontinue these product lines will enable the Company to focus its working capital on more profitable product lines and styles. Included in the amount above for discontinued product lines are charges for inventory write-downs for obsolete and excess raw materials and finished goods of $13,500, receivable write-off's of $1,800 and fourth quarter operating losses of these product lines and styles of $5,300. For fiscal 1998, discontinued product lines and styles contributed net revenues of $26,300 and operating losses of $13,400. Operating losses incurred for periods prior to management's decision to exit these product lines are not reflected in the charge.

FACILITY SHUTDOWNS AND REALIGNMENTS ($8,500)

     Costs for facility shutdowns and realignments include charges for the relocation of the Company's administrative offices in Connecticut and costs for the realignment of factories and consolidation of warehouse and distribution facilities.

RETAIL OUTLET STORE SHUTDOWNS ($4,800)

     In an effort to improve the overall profitability of the retail outlet store division, the Company announced plans to close 13 retail outlet stores. Included in the charge are costs for the write-down of inventory of discontinued product lines and styles which the Company intends to liquidate through these stores at close-out prices. Through January 2, 1999, the Company closed 2 stores and expects to close the remaining stores by the second quarter of 1999.

ASSET IMPAIRMENTS

     Asset impairments consist of the write-off of uncollectible trade and other receivables, and the write-down of property and equipment no longer used in continuing operations and other assets.

EMPLOYEE TERMINATION AND SEVERANCE

     The Company recorded charges of approximately $6,100 related to the cost of providing severance and benefits to approximately 500 employees terminated as a result of the closure of certain facilities and the relocation of other operations during the fourth quarter of 1998. In addition, charges were recorded for certain administrative headcount reductions made in the fourth quarter of 1998. Of the total charges recorded, approximately $2,500 was paid in 1998 and $3,600 will be paid during 1999.

1997 RESTRUCTURING CHARGE

     During the fourth quarter of 1997, the Company reported a pre-tax charge of $130,804 related to the acquisition and integration of Designer Holdings, the Intimate Apparel consolidation and

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

realignment program initiated in 1996 and other items, including the final disposition of Hathaway assets:

Merger related integration costs............................................................   $ 49,959
Consolidation and realignment...............................................................     59,499
Other items, including final disposition of Hathaway assets.................................     21,346
                                                                                               --------
                                                                                                130,804
Less income tax benefits....................................................................    (49,743)
                                                                                               --------
                                                                                               $ 81,061
                                                                                               --------
                                                                                               --------

     The charge consists primarily of a write-down of asset values, severance and other employee costs, costs related to manufacturing realignment and lease and other costs to combine existing retail outlet stores with those of Designer Holdings.

     During the fourth quarter of 1997, the Company increased the scope of the consolidation and restructuring of the Intimate Apparel Division started in 1996, primarily as a result of increased production volumes and demand experienced throughout the year. Accordingly, additional products and styles were discontinued and slower moving inventory liquidated.

MERGER RELATED INTEGRATION COSTS

     Designer Holdings and the Company previously operated retail outlets in several common locations, which the Company elected to consolidate. As a result, the Company provided for anticipated lease termination costs, write-off of related fixed assets and the close-out of store inventories and surplus stocks not considered suitable for redirected marketing efforts in the new store format. The Company also reduced the number of new Designer Holdings retail stores previously planned. In addition, following the merger in December 1997, the Company consolidated the credit and collection functions of the companies and initiated a program of consolidating receivables from common customers, offering favorable settlement of prior balances to accelerate collection efforts.

     The consolidation of other administrative functions for the Company and Designer Holdings, which is substantially complete, has resulted in workforce reductions and closure of office facilities and will generate $19,000 of annual savings. Additional reductions and closures are being considered to maximize savings.

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
                                                                                               --------
                                                                                               $ 31,315
                                                                                               --------
                                                                                               --------

CONSOLIDATION AND REALIGNMENT

     The Company expanded the intimate apparel consolidation and realignment program initiated in 1996 to include other products and facilities. As a result, increased production volumes and demand was experienced throughout the year. Accordingly, additional products and styles were discontinued and slower moving inventory liquidated, incurring markdown losses to accommodate the increased volumes of higher margin merchandise. The consolidation of retail stores and related restocking plans was also a factor. Further reconfiguration of manufacturing facilities and the merger of Warner's Europe with Lejaby operations achieved a workforce reduction greater than originally anticipated but delayed

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

realization of anticipated efficiencies and resulted in additional costs including severance and termination costs, primarily expensed as incurred.

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

     In the aggregate, the non-cash portion of the 1997 non-recurring item is $96,600 pre-tax and related primarily to the write-off of inventory, accounts receivable and other assets. The cash portion of $34,200 pre-tax relates to severance and other employee costs, remaining obligations under leases and facility costs, of which $29,000 was incurred and paid in 1997 and $5,200 is expected to be paid in fiscal 1998. The reserve balance at January 3, 1998 was $31,028 which includes the 1996 reserve balance of $3,000, primarily for lease termination costs less minor expenditures in 1997. These reserves were fully utilized during fiscal 1998.

1996 RESTRUCTURING CHARGE

     In 1996, the acquisition of the GJM businesses significantly added to the Company's low cost manufacturing capacity and resulted in an immediate expansion of product lines. As a result of this and the acquisition of Bodyslimmers and Lejaby, the Company undertook a strategic review of its businesses and manufacturing facilities. The Company recorded non-recurring charges aggregating $138,540 ($88,804 net of income tax benefits) for actions taken as a result of this review, including disposition of the Hathaway men's dress shirt business. The balance of reserves related to this charge was fully utilized as of the end of fiscal 1998.

Loss related to the sale of the Hathaway business...........................................   $ 46,058
Charge for the consolidation and realignment of the Intimate Apparel Division...............     72,073
Other items, including merger termination costs.............................................     20,409
                                                                                               --------
                                                                                                138,540
Less: income tax benefits...................................................................    (49,736)
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

     A summary of the total intimate apparel division consolidation and realignment charge follows:

Fees and other expenses.....................................................................   $  2,840
Lease termination costs.....................................................................      6,042
Severance and other employee costs, net of pension curtailment gains........................     21,861
Realignment of manufacturing facilities and retraining costs................................     16,100
Disposition and write-down of discontinued inventory........................................     18,070
Manufacturing variances.....................................................................      7,160
                                                                                               --------
     Total charges..........................................................................     72,073
Less: Income tax benefits...................................................................    (25,875)
                                                                                               --------
Net intimate apparel consolidation and realignment..........................................   $ 46,198
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

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE

     In October 1998, the Company entered into a five-year revolving receivables securitization facility whereby it can sell up to a $200,000 undivided interest in a defined pool of its U.S. trade accounts receivable through a bankruptcy remote special purpose subsidiary. The amount of receivables sold varies based upon the availability of the designated pool of eligible receivables and is directly affected by changing business volumes. At January 2, 1999, accounts receivable are presented net of $170,500 of trade receivables sold. The sale is reflected as a reduction of accounts receivable and the proceeds received are included in cash flows from operating activities. Fees for this program are paid monthly and are based on variable rates indexed to commercial paper.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In 1990, the Company sold its Activewear Division to a newly formed company, Authentic Fitness Corporation ('Authentic Fitness'). Certain directors and officers of the Company are also directors and officers of Authentic Fitness. From time to time, the Company and Authentic Fitness jointly negotiate contracts and agreements with vendors and suppliers. In fiscal 1996, 1997 and 1998, Authentic Fitness paid the Company $5,446, $5,607 and $15,566, respectively for certain occupancy services related to leased facilities, computer services, laboratory testing, transportation and contract production services. In fiscal 1996, 1997 and 1998, the Company paid Authentic Fitness approximately $1,244, $1,299 and $462, respectively, for certain design and occupancy services. The Company also purchased inventory from Authentic Fitness for sale in its retail outlet stores of $15,531, $16,201 and $11,223 in fiscal 1996, 1997 and 1998, respectively. The net amount due (to) from Authentic Fitness at January 3, 1998 and January 2, 1999 was $2,607 and $(784), respectively. Outstanding balances were settled in fiscal 1997 and 1998, resulting in the write-off by the Company of $2,875 and $4,139, respectively.

     In June 1995, the Company acquired for $1,000 a sub-license from Authentic Fitness to design, manufacture and distribute certain intimate apparel using the Speedo brand name. The Company recognized royalty expense of $469, $293 and $58 in fiscal 1996, 1997 and 1998, respectively.

     A director and a stockholder of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ('Spectrum'). The Company recognized consulting expenses of $500, $500 and $560 in fiscal 1996, 1997 and 1998, respectively, pursuant to a consulting agreement with Spectrum that expires in May 2000. A director of the Company provides consulting services to the Company from time to time and received $125 for such services in fiscal 1998. A director of the Company is a partner in a law firm which provides legal services to the Company from time to time.

     The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 6 - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

BUSINESS SEGMENTS

     In fiscal 1998, the Company adopted SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information.' SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and customers.

     The Company designs, manufactures and markets apparel within the Intimate Apparel and Sportswear and Accessories markets and operates a Retail Outlet Store Division for the disposition of excess and irregular inventory.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Van Raalte'r', Fruit of the Loom'r' and Bodyslimmers'r' brand names, and men's underwear under the Calvin Klein'r' brand name.

     The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren'r' and Calvin Klein brand names.

     The Retail Outlet Stores principally sell the Company's products to the general public through 114 outlets for the disposition of excess and irregular inventory and to shift to more profitable intimate apparel stores to improve its margins. The Company does not manufacture or source products exclusively for the retail outlet stores.

     The accounting policies of the segments are the same as those described in the 'Summary of Significant Accounting Policies' in Note 1. Transfers to the Retail Outlet Stores occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, depreciation and amortization of intangibles and deferred financing costs and restructuring, special charges and other non-recurring items, as well as the effect of the early adoption of SOP 98-5 and other start-up related production and inefficiency costs ('Adjusted EBITDA').

     Information by business segment is set forth below:

                                                                              SPORTSWEAR     RETAIL
                                                                  INTIMATE       AND         OUTLET
                                                                  APPAREL     ACCESSORIES    STORES       TOTAL
                                                                  --------    ----------    --------    ----------

1998  Net revenues.............................................   $944,788     $875,257     $130,206    $1,950,251
       Adjusted EBITDA.........................................    218,600      149,200       17,000       384,800

1997  Net revenues.............................................    941,188      425,974       68,568     1,435,730
       Adjusted EBITDA.........................................    209,500       64,200        8,100       281,800

1996  Net revenues.............................................    802,004      214,379       47,440     1,063,823
       Adjusted EBITDA.........................................    181,700       31,300        6,200       219,200

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     A reconciliation of total segment Adjusted EBITDA to total consolidated income (loss) before taxes and cumulative effect of a change in accounting principle for fiscal years 1996, 1997 and 1998 is as follows:

                                                                                  1998        1997        1996
                                                                                --------    --------    --------

Total Adjusted EBITDA for reportable segments................................   $384,800    $281,800    $219,200
General corporate expenses not allocated.....................................     55,567      33,823      29,068
Depreciation and amortization................................................     46,500      30,900      25,600
Restructuring, special and other non-recurring items.........................    106,758     130,804     138,540
Effect of early adoption of SOP 98-5 and other start-up related production
  and inefficiency costs.....................................................     90,400      57,000      38,000
Interest expense.............................................................     63,790      45,873      32,435
Minority interest............................................................      --          3,500       --
                                                                                --------    --------    --------
Income (loss) before income taxes and cumulative effect of a change in
  accounting principle.......................................................   $ 21,785    $(20,100)   $(44,443)
                                                                                --------    --------    --------
                                                                                --------    --------    --------

                                                                  SPORTSWEAR     RETAIL
                                                     INTIMATE         AND        OUTLET     RECONCILING
            YEAR ENDED JANUARY 4, 1997                APPAREL     ACCESSORIES    STORES       ITEMS*       CONSOLIDATED
--------------------------------------------------   ---------    -----------    -------    -----------    ------------

Total assets......................................   $ 893,677     $  71,730     $34,636     $ 119,731      $1,119,774
Depreciation and amortization.....................      11,011         4,328         413        11,824          27,576
Capital expenditures..............................      25,395         3,879         812         3,679          33,765

            YEAR ENDED JANUARY 3, 1998
--------------------------------------------------
Total assets......................................   $ 996,457     $ 544,352     $39,806     $  70,503      $1,651,118
Depreciation and amortization.....................      30,338         4,160         625        12,262          47,385
Capital expenditures..............................      26,356        14,134       3,810        13,099          57,399

            YEAR ENDED JANUARY 2, 1999
--------------------------------------------------
Total assets......................................   $ 832,371     $ 665,297     $78,557     $ 206,908      $1,783,133
Depreciation and amortization.....................      20,564        15,654       1,235         9,047          46,500
Capital expenditures..............................      41,128        30,209       7,297        64,153         142,787

------------

*  Includes Corporate items not allocated to business segments.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

GEOGRAPHIC INFORMATION

     Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                                           FISCAL YEAR ENDED
                                                                 --------------------------------------
                                                                 JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                    1997          1998          1999
                                                                 ----------    ----------    ----------

Net revenues:
     United States............................................   $  902,572    $1,145,276    $1,630,583
     Canada...................................................       58,680        56,525        55,072
     United Kingdom...........................................       30,299        48,933        55,774
     France...................................................       25,182        42,230        41,164
     Germany..................................................       16,545        54,857        41,963
     Mexico...................................................        7,617        11,709        21,209
     Asia.....................................................       --            13,617        14,534
     All Other................................................       22,928        62,583        89,952
                                                                 ----------    ----------    ----------
                                                                 $1,063,823    $1,435,730    $1,950,251
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Long-lived assets(1):
     United States............................................   $  107,200    $  113,644    $  205,428
     Canada...................................................        4,387         4,716         5,394
     All other................................................        9,950        12,040        13,438
                                                                 ----------    ----------    ----------
                                                                 $  121,537    $  130,400    $  224,260
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

------------

(1) Long-lived assets represent net property, plant and equipment.

INFORMATION ABOUT MAJOR CUSTOMERS

     The Company has one customer representing 10.2% of consolidated net revenues for the fiscal year ended January 2, 1999. Such revenues are included in the Intimate Apparel and Sportswear and Accessories segments. The Company does not believe that the loss of this one customer would have a material adverse effect on the Company.

NOTE 7 - INCOME TAXES

     The following presents the United States and foreign components of income from operations before income taxes and the total provision (benefit) for United States federal and other income taxes:

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                                                                FOR THE YEAR ENDED
                                                                      --------------------------------------
                                                                      JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                         1997          1998          1999
                                                                      ----------    ----------    ----------

Income (loss) from operations before taxes and cumulative effect of change in accounting principle:
     United States.................................................    $(62,642)     $(50,957)     $  1,397
     Foreign.......................................................      18,199        30,857        20,388
                                                                      ----------    ----------    ----------
     Total.........................................................    $(44,443)     $(20,100)     $ 21,785
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------
Current Provision:
     United States.................................................    $ --          $ --          $ --
     State and Puerto Rico.........................................       1,084         1,269         1,187
     Foreign.......................................................       1,161         6,480         9,034
                                                                      ----------    ----------    ----------
                                                                          2,245         7,749        10,221
                                                                      ----------    ----------    ----------
Deferred Provision (Benefit):
     United States.................................................     (15,301)      (12,560)      (11,733)
     State and Puerto Rico.........................................      (3,201)       (2,970)       (5,213)
     Foreign.......................................................       3,223        --           (10,818)
                                                                      ----------    ----------    ----------
                                                                        (15,279)      (15,530)      (27,764)
                                                                      ----------    ----------    ----------
Total Provision (Benefit)..........................................    $(13,034)     $ (7,781)     $(17,543)
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------

     The provision (benefit) for income tax is included in the financial statements as follows:

                                                                                FOR THE YEAR ENDED
                                                                      --------------------------------------
                                                                      JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                         1997          1998          1999
                                                                      ----------    ----------    ----------

Continuing operations..............................................    $(13,034)     $ (7,781)     $  7,688
Cumulative effect of accounting change.............................      --            --           (25,231)
                                                                      ----------    ----------    ----------
Total Provision (Benefit)..........................................    $(13,034)     $ (7,781)     $(17,543)
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------

     The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                                 FOR THE YEAR ENDED
                                                                     ------------------------------------------
                                                                     JANUARY 4,      JANUARY 3,      JANUARY 2,
                                                                        1997            1998            1999
                                                                     ----------      ----------      ----------
Income (loss) from operations before income taxes...............      $(44,443)       $(20,100)       $(49,698)(1)
                                                                     ----------      ----------      ----------
                                                                     ----------      ----------      ----------
Provision (benefit) for income taxes at the statutory rate......       (15,555)         (7,035)        (17,394)
Foreign income taxes at rates in excess of (lower than) the U.S.
  statutory rate................................................        (2,108)         (3,859)          7,408
State income taxes -- net of federal benefit....................        (1,414)           (951)         (2,984)
Non-deductible intangible amortization and disposals............         4,736           1,829           3,198
Changes in valuation allowance..................................        --              --             (10,818)
Other -- net....................................................         1,307           2,235           3,047
                                                                     ----------      ----------      ----------
Provision (benefit) for income taxes............................      $(13,034)       $ (7,781)       $(17,543)
                                                                     ----------      ----------      ----------
                                                                     ----------      ----------      ----------

------------

(1) Includes pre-tax impact of cumulative effect of accounting change of $71,483.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The Company has estimated United States net operating loss carryforwards of approximately $385,200 and foreign net operating loss carryforwards of approximately $18,300 which, if unused, will expire from 2003 through 2018.

     As of January 2, 1999 and January 3, 1998, the Company had total gross deferred tax assets of $203,616 and $138,008, respectively, and gross deferred tax liabilities of $124,671 (of which $3,727 relates to foreign entities) and $100,015, respectively. Valuation allowances at January 2, 1999 and January 3, 1998 were $6,802 (of which $6,399 relates to foreign entities) and $17,620 (of which $6,520 relates to foreign entities). During fiscal 1998, the Company reduced the income tax valuation allowance maintained with respect to certain of the deferred tax assets arising from its foreign operations by $10,818. Significant deferred tax assets at January 2, 1999 and January 3, 1998 were for operating costs not currently deductible for tax purposes, net operating loss carryforwards and postretirement benefits and totaled $187,931 and $112,623, respectively. Significant deferred tax liabilities at January 2, 1999 and January 3, 1998 were for operating costs previously deducted for tax purposes, depreciation and amortization differences, inventory and deferred expenses and totaled $110,063 and $85,416, respectively.

     The change in net deferred tax assets between January 3, 1998 and January 2, 1999 is primarily the result of recording the tax effect of additional net operating loss carryforwards created during the year. At January 2, 1999, other current assets include current taxes receivable of $3,970 (of which $1,913 relates to foreign entities) and current liabilities include current deferred tax liabilities of $14,276. At January 3, 1998, other current assets include current tax receivables of $14,395 and current deferred income taxes of $809.

NOTE 8 - EMPLOYEE RETIREMENT PLANS

     The Company has a defined benefit pension plan which covers substantially all non-union domestic employees (the 'Pension Benefit Plan'). The Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors ('Other Benefit Plans'). The Other Benefit Plans are contributory with retiree contributions adjusted annually.

     The components of net periodic benefit cost is as follows:

                                                    PENSION BENEFIT PLAN                      OTHER BENEFIT PLANS
                                                     FOR THE YEAR ENDED                        FOR THE YEAR ENDED
                                           --------------------------------------    --------------------------------------
                                           JANUARY 4,    JANUARY 3,    JANUARY 2,    JANUARY 4,    JANUARY 3,    JANUARY 2,
                                              1997          1998          1999          1997          1998          1999
                                           ----------    ----------    ----------    ----------    ----------    ----------

Service cost............................    $  1,552      $  1,296      $  1,732       $   68         $ 91         $  190
Interest cost...........................       7,728         7,799         8,660          601          672            528
Expected return on plan assets..........      (8,943)       (9,001)      (10,530)       --           --             --
Prior service cost......................         (97)          (75)          (74)       --           --             --
Recognized net actuarial gain...........        (377)         (307)       --             (187)         (20)          (121)
Curtailment gain........................      (2,048)       --            --             (171)       --             --
                                           ----------    ----------    ----------    ----------    ----------    ----------
Net periodic benefit cost (income)......      (2,185)         (288)         (212)         311          743            597
Cost of other plans.....................       1,054           479           300        --           --             --
                                           ----------    ----------    ----------    ----------    ----------    ----------
Net benefit cost (income)...............    $ (1,131)     $    191      $     88       $  311         $743         $  597
                                           ----------    ----------    ----------    ----------    ----------    ----------
                                           ----------    ----------    ----------    ----------    ----------    ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     A reconciliation of the balance of the benefit obligation is as follows:

                                                                      PENSION BENEFIT PLAN        OTHER BENEFIT PLANS
                                                                    ------------------------    ------------------------
                                                                    JANUARY 3,    JANUARY 2,    JANUARY 3,    JANUARY 2,
                                                                       1998          1999          1998          1999
                                                                    ----------    ----------    ----------    ----------

CHANGE IN BENEFIT OBLIGATIONS
     Benefit obligation at beginning of year.....................    $ 101,738     $ 115,494     $  9,017      $  8,992
     Service cost................................................        1,296         1,732           91           190
     Interest cost...............................................        7,799         8,660          672           529
     Plan participants' contributions............................       --            --           --               294
     Change in actuarial assumptions.............................       13,095        11,653          432        (1,646)
     Benefits paid...............................................       (8,434)       (8,643)      (1,220)         (836)
                                                                    ----------    ----------    ----------    ----------
     Benefit obligation at end of year...........................    $ 115,494     $ 128,896     $  8,992      $  7,523
                                                                    ----------    ----------    ----------    ----------
                                                                    ----------    ----------    ----------    ----------

     A reconciliation of the change in the fair value of plan assets is as follows:

                                                                      PENSION BENEFIT PLAN        OTHER BENEFIT PLANS
                                                                    ------------------------    ------------------------
                                                                    JANUARY 3,    JANUARY 2,    JANUARY 3,    JANUARY 2,
                                                                       1998          1999          1998          1999
                                                                    ----------    ----------    ----------    ----------

Fair value of plan assets at beginning of year...................    $ 104,267     $ 115,330     $ --          $ --
Actual return on plan assets.....................................       19,492        19,950       --            --
Employer's contributions.........................................            5        --           --            --
Plan participants' contributions.................................       --            --           --            --
Benefits paid....................................................       (8,434)       (8,643)      --            --
                                                                    ----------    ----------    ----------    ----------
Fair value of plan assets at end of year.........................    $ 115,330     $ 126,637     $ --          $ --
                                                                    ----------    ----------    ----------    ----------
                                                                    ----------    ----------    ----------    ----------

Funded status....................................................    $    (164)    $  (2,259)    $ (8,992)     $ (7,523)
Unrecognized prior service cost..................................         (347)         (273)      --            --
Unrecognized net actuarial (gain) loss...........................         (558)        1,676         (475)       (1,484)
                                                                    ----------    ----------    ----------    ----------
Accrued benefit cost.............................................    $  (1,069)    $    (856)    $ (9,467)     $ (9,007)
                                                                    ----------    ----------    ----------    ----------
                                                                    ----------    ----------    ----------    ----------

     Pension Benefit Plan assets include fixed income securities and marketable equity securities, including 81,800, 212,000 and 340,000 shares of the Company's Class A Common Stock, which had a fair market value of $2,423, $6,652 and $8,585 at January 4, 1997, January 3, 1998 and January 2, 1999, respectively. The Pension Benefit Plan also owned 112,500 shares of Authentic Fitness' common stock at January 4, 1997 and January 3, 1998, respectively, and 502,800 shares at January 2, 1999. Such shares had a fair market value of $1,350, $2,095 and $9,176 at January 4, 1997, January 3, 1998 and January 2, 1999, respectively.

     The Company contributes to a multi-employer defined benefit pension plan on behalf of union employees of its two manufacturing facilities and a warehouse and distribution facility, which amounts are not significant for the periods presented.

     The weighted-average assumptions used in the actuarial calculations were as follows:

                                                              JANUARY 4,      JANUARY 3,      JANUARY 2,
                                                                 1997            1998            1999
                                                              ----------      ----------      ----------

Discount rate..............................................      8.0%            7.5%            7.0%
Expected return on plan assets.............................      9.0%            9.0%            9.5%
Rate of compensation increase..............................      5.0%            5.0%            5.0%

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care cost trend rate) was 9% for the years through 2000 and 5% for the years 2001 and beyond. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                               ONE PERCENTAGE    ONE PERCENTAGE
                                                                   POINT             POINT
                                                                  INCREASE          DECREASE
                                                               --------------    --------------

Effect on total of service and interest cost components.....        $ 51             $  (34)
Effect on health care component of the accumulated
  postretirement benefit obligation.........................        $361             $ (334)

     The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contributes amounts equal to 15.0% of the first 6.0% of employee contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee is $1,350 in one year. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan totaled $300, $281 and $386 for the years ended January 4, 1997, January 3, 1998 and January 2, 1999, respectively.

NOTE 9 - INVENTORIES

                                                                         JANUARY 3,    JANUARY 2,
                                                                            1998          1999
                                                                         ----------    ----------

Finished goods........................................................    $ 298,161     $ 379,694
Work in process.......................................................       54,580        39,921
Raw materials.........................................................       78,444        52,404
                                                                         ----------    ----------
                                                                          $ 431,185     $ 472,019
                                                                         ----------    ----------
                                                                         ----------    ----------

NOTE 10 - DEBT

                                                                                             JANUARY 3,    JANUARY 2,
                                                                                                1998          1999
                                                                                             ----------    ----------

Revolving credit facility due 2002........................................................    $ 291,109     $ 329,446
Term loan agreement due 2001-2006.........................................................       --            20,706
Term Note due 1997-2001...................................................................       60,727        59,220
Capital lease obligations due 1999-2004...................................................        2,884         5,388
Foreign credit facilities due 1999-2003...................................................       12,751        23,651
Other.....................................................................................        7,393         3,706
                                                                                             ----------    ----------
                                                                                                374,864       442,117
Less: amounts due within one year.........................................................       20,601        30,231
                                                                                             ----------    ----------
                                                                                              $ 354,263     $ 411,886
                                                                                             ----------    ----------
                                                                                             ----------    ----------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     Approximate maturities of long-term debt as of January 2, 1999 are as follows:

YEAR                                                              AMOUNT
--------------------------------------------------------------   --------

1999..........................................................   $ 30,231
2000..........................................................      9,908
2001..........................................................     49,317
2002..........................................................    333,516
2003..........................................................      7,098
2004 and thereafter...........................................     12,047

     In August and November 1997, the Company entered into Bank Credit Agreements ('1997 Bank Credit Agreements') with substantially the same lenders as those in the Company's previous bank credit agreements. The 1997 Bank Credit Agreements provided for a five year revolving credit facility in the amount of $600,000 (the 'Five Year Facility'), a 364 day credit facility in the amount of $200,000 (the '364 Day Credit Facility,' and together with the Five Year Facility, '1997 Revolving Credit Facilities') and a $300,000 Trade Letter of Credit Facility ('1997 L/C Facility'). The 364 Day Credit Facility is extendable for additional 364 day periods, and was extended as such in November 1998. In July 1998, the 1997 L/C Facility was increased to $450 million. These facilities are not limited to any borrowing base and are essentially unsecured.

     Amounts outstanding under the 1997 Bank Credit Agreements bear interest at the Bank's base lending rate or at the Eurodollar rate plus a margin. The applicable margin and the commitment fee payable on the unused portion of the facilities decreases as the Company's implied senior debt rating improves. As of January 2, 1999, the Company was required to pay a margin of 0.35% over the Eurodollar rate on its borrowings under both the Five Year Facility and the 1997 L/C Facility, and 0.50% over the Eurodollar rate on its borrowings under the 364 Day Credit Facility. At January 2, 1999, the applicable commitment fee on the average unused portion was 0.090% per annum under the 1997 Revolving Credit Facilities and 0.075% per annum under the 1997 L/C Facility. At January 3, 1998 and January 2, 1999, the Company had additional credit available under the 1997 Bank Credit Agreements of $633,682 and $489,092, respectively.

     The 1997 Bank Credit Agreements contain various financial and non-financial covenants related to additional debt, liens on Company property, mergers, investments in other entities, asset sales and other items. The Company was in compliance with all of the covenants under its credit agreements for the three fiscal years ended January 2, 1999.

     The 1997 L/C Facility provides for the issuance of commercial letters of credit for the purchase of inventory from suppliers and offers the Company extended terms, for periods of up to 180 days ('Trade Drafts'). The Company classifies the 180 day Trade Drafts in trade accounts payable. As of January 3, 1998 and January 2, 1999, the amount of Trade Drafts outstanding was $111,172 and $308,806, respectively. Also at January 3, 1998 and January 2, 1999, the Company had outstanding letters of credit totaling approximately $64,037 and $129,802, respectively. Letters of credit issued under this facility are not recognized on the balance sheet.

     The Company entered into credit agreements related to the purchase of Lejaby in the third quarter of 1996 with several members of its existing bank group ('1996 Bank Credit Agreements'). The terms of the 1996 Bank Credit Agreements are substantially the same as those of the 1997 Bank Credit Agreements and include a term loan facility of 370 million French Francs and revolving loan facilities of 120 million French Francs. The term loan is being repaid in annual installments which began in July 1997, with a final installment due on December 31, 2001. In addition, the 1996 Bank Credit Agreements included a 120 million French Franc revolving loan facility that originally was scheduled to mature in December 2001. In April 1998, the revolving loan facility was increased to 480 million French Francs and the maturity was extended to April 2003. Borrowings under the term loan and revolving loan

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

facility bear interest at LIBOR plus 0.35%. As of January 2, 1999, the Company had approximately $83,100 of additional credit available under the revolving loan portion of the 1996 Bank Credit Agreement.

     The Company and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit and issuance of letters of credit ('Foreign Credit Facilities'). At January 2, 1999 and January 3, 1998, the total amounts of the Foreign Credit Facilities was approximately $94,300 and $71,300, respectively of which approximately $52,000 and $45,300, respectively was available.

     In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. The balance of this loan as of January 2, 1999 was $20,706 and carried a fixed interest rate of 6.8%. This loan is due to be repaid in installments beginning in 2001 with a final maturity date of July 2006. During the second half of 1998, two other members of the existing bank group made available to the Company, on an uncommitted basis, a total of $45,000 in short term credit facilities. As of January 2, 1999, the Company had no outstanding borrowings under these facilities.

     As of January 3, 1998, the Company had four interest rate swap agreements in place which were used to convert variable interest rate borrowings of $356,500 to fixed interest rates. Under these agreements, borrowings of $150,000 were fixed at 5.67% until maturity in October 1998, borrowings of $6,500 were fixed at 6.60% until maturity in July 2006, borrowings of $125,000 were fixed at 5.76% until maturity in September 2002 and borrowings of $75,000 were fixed at 5.79%, until maturity in September 2002. During 1998, an additional swap agreement was added and two existing swaps were amended. As of January 2, 1999, the Company had four interest rate swap agreements in place which effectively converted $616,500 of variable rate borrowings to fixed interest rates. Under these new and amended agreements, borrowings of $610,000 were fixed at 5.99% until maturity in September 2004 and borrowings of $6,500 were fixed at 6.60% until maturity in July 2006. These swaps are utilized to convert floating rate to fixed rate obligations and are not entered into for speculative purposes. The counterparties to all of the Company's interest rate swap agreements are banks who are lenders in the 1997 Bank Credit Agreements. Differences between the fixed interest rate on each swap and the one month or three month LIBOR rate are settled at least quarterly between the Company and each counterparty. Pursuant to its interest rate swap agreements, the Company made payments totaling $524 in the year ended January 3, 1998 and received payments totaling $575 in the year ended January 2, 1999.

     The Company's average interest rate on its outstanding debt, after giving effect to the interest rate swap agreements, was approximately 5.92% and 5.99% at January 3, 1998 and January 2, 1999, respectively.

NOTE 11 - MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

     The holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50.00 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates correspond to the interest rate and interest payment dates on the Convertible Debentures, which are the sole assets of the Trust. As a result of the acquisition of Designer Holdings by the Company, the Preferred Securities were adjusted to their estimated fair value at the date of acquisition of $100,500, resulting in a decrease in their recorded value of approximately $19,500. This decrease is being amortized, using the effective interest rate method to maturity of the Preferred Securities. As of January 2, 1999, the unamortized balance is $18,164. Such distributions and accretion to redeemable value are included in interest expense.

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

     The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities ('Guarantee'). In addition, the Company has entered into a supplemental indenture pursuant to which it has assumed, as a joint and several obligor with Designer Holdings, liability for the payment of principal, premium, if any, and interest on the Convertible Debentures, as well as the obligation to deliver shares of Common Stock, par value $.01 per share, of the Company upon conversion of the Preferred Securities as described above. The Guarantee, when taken together with the Company's obligations in respect of the Convertible Debentures, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

     The following is summarized financial information of Designer Holdings as of January 3, 1998 and January 2, 1999 and for each of the three fiscal years ended January 2, 1999, respectively.

                                                                                   JANUARY 3,    JANUARY 2,
                                                                                      1998          1999
                                                                                   ----------    ----------

Current assets..................................................................    $ 129,285     $ 115,328
Noncurrent assets...............................................................      497,557       589,191
Current liabilities.............................................................      104,458       140,000
Noncurrent liabilities..........................................................       59,800        58,067
Redeemable preferred securities.................................................      100,758       101,836
Stockholder's equity............................................................      361,826       404,616

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                                        FOR THE YEAR     NINE MONTHS     THREE MONTHS    FOR THE YEAR
                                                           ENDED            ENDED           ENDED           ENDED
                                                        DECEMBER 31,    SEPTEMBER 30,     JANUARY 3,      JANUARY 2,
                                                          1996(a)           1997             1998          1999(b)
                                                        ------------    -------------    ------------    ------------

Net revenues.........................................     $480,360        $ 365,049        $158,276        $453,229
Cost of goods sold...................................      339,249          262,759         115,958         310,738
Net income before extraordinary item.................       27,502              274           8,430          42,790
Net income (loss)....................................       25,246             (633)          8,430          42,790

------------

 (a) Certain amounts for the year ended December 31, 1996 have been reclassified to cost of goods sold to conform to the current year presentation.

 (b) Excludes net revenues of $84.5 million now reported as Retail Division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these revenues cannot be separately identified.

                            ------------------------

     The summarized balance sheet information as of January 3, 1998 and January 2, 1999 reflects the effect of the acquisition by the Company. Stockholders' equity represents the purchase price paid plus earnings from the time of acquisition. The income statement information for the year ended December 31, 1996 and the nine months ended September 30, 1997 is presented on a historical basis and does not reflect the effect of the acquisition by the Company. The above information is not indicative of the future operating results primarily due to the integration of the operations of Designer Holdings with the operations of the Company, the redirected marketing efforts in the new store format and redirected marketing strategy.

NOTE 12 - STOCKHOLDERS' EQUITY

     On June 30, 1995 the Company paid its first quarterly dividend on its Common Stock. Total dividends declared during fiscal years 1996, 1997 and 1998 were $14,532 ($0.28 per share), $17,265 ($0.32 per share) and $22,423 ($0.36 per share), respectively.

     The Company has 10,000,000 shares of authorized and unissued preferred stock with a par value of $0.01 per share.

  Stock Compensation Plans

     The Board of Directors and Compensation Committee's thereof are responsible for administration of the Company's compensation plans and determine, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable.

  1988 Employee Stock Purchase Plan

     In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan') which provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At January 3, 1998 and January 2, 1999, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. All shares were sold at amounts determined to be equal to the fair market value. In addition, certain employees elected to pay for the shares granted by executing promissory notes payable to the Company. Notes totaling $5,971 were outstanding at January 3, 1998 and were repaid during fiscal 1998. Notes receivable from employees are deducted from stockholders' equity and were principally owed by an officer and director of the Company.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

  1991 Stock Option Plan

     In 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan ('Option Plan') and authorized the issuance of up to 1,500,000 shares of Class A Common Stock pursuant to incentive and non-qualified option grants to be made under the plan. The Option Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year. Options generally expire 10 years from the date of grant and vest ratably over 4 years.

  1993 Stock Plan

     On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ('Stock Plan') which provides for the issuance of up to 2,000,000 shares of Class A Common Stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. On May 12, 1994, the stockholders approved an amendment to the Stock Plan whereby the number of shares issuable under the Stock Plan is automatically increased each year by 3% of the number of outstanding shares of Class A Common Stock of the Company as of the beginning of each fiscal year. The exercise price of any stock option award may not be less than the fair market value of the Company's Common Stock at the date of the grant. Options generally expire 10 years from the date of grant and vest ratably over 4 years.

     In accordance with the provisions of the Stock Plan, the Company granted 137,135 and 182,903 shares of restricted stock to certain employees, including certain officers of the Company, during the fiscal years ended January 3, 1998 and January 2, 1999, respectively. The restricted shares vest over four years. The fair market value of the restricted shares was $3,601 and $7,682 at the dates of grant, respectively. The Company recognizes compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the fiscal years ended January 4, 1997, January 3, 1998 and January 2, 1999 was $2,502, $3,322 and $4,978, respectively. During 1997 and 1998,
18,250 and 16,177 shares, respectively, of non-vested restricted shares were canceled resulting in a reduction in unvested compensation of $481 and $667, respectively. Unvested stock compensation at January 3, 1998 and January 2, 1999 was $9,734 and $11,772, respectively, and is deducted from stockholders' equity.

  1993 Non-Employee Director Stock Plan and 1998 Director Plan

     In May 1994, the Company's stockholders approved the adoption of the 1993 Non-Employee Director Stock Plan ('Director Plan'). The Director Plan provides for awards of non-qualified stock options to non-employee directors of the Company. Options granted under the Director Plan are exercisable in whole or in part until the earlier of ten years from the date of the grant or one year from the date on which an optionee ceases to be a Director eligible for grants. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. In May 1998, the Board of Directors approved the adoption of the 1998 Stock Plan for Non-Employee Directors ('1998 Director Plan', and together with the Director Plan, 'Combined Director Plan'). The 1998 Director Plan includes the same features as the Director Plan and provides for issuance of the Company's Common Stock held in treasury. The Combined Director Plan provides for the automatic grant of options to purchase (i) 30,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and
(ii) 20,000 shares of Common Stock immediately following each annual shareholders' meeting as of the date of such meeting.

  1997 Stock Option Plan

     In 1997, the Company's Board of Directors approved the adoption of The Warnaco Group, Inc. 1997 Stock Option Plan ('1997 Plan') which provides for the issuance of incentive and non-qualified

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

stock options and restricted stock up to the number of shares of common stock held in treasury. The Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year and limits the vesting period for options awarded under the 1997 Plan.

     A summary of the status of the Company's stock option plans are presented below:

                                            FISCAL 1996                 FISCAL 1997                  FISCAL 1998
                                      ------------------------    ------------------------    -------------------------
                                                    WEIGHTED                    WEIGHTED                     WEIGHTED
                                                     AVERAGE                     AVERAGE                      AVERAGE
                                                    EXERCISE                    EXERCISE                     EXERCISE
                                       OPTIONS        PRICE        OPTIONS        PRICE        OPTIONS         PRICE
                                      ---------    -----------    ---------    -----------    ----------    -----------

Outstanding at beginning of year...   5,282,500      $ 16.52      6,691,000      $ 18.57       8,817,875      $ 22.00
Granted............................   1,962,000        24.28      2,611,500        29.91       6,674,202        36.22
Exercised..........................    (136,000)       15.63       (251,259)       16.85      (5,625,014)       20.68
Canceled...........................    (417,500)       18.49       (233,366)       23.80        (958,131)       30.95
                                      ---------    -----------    ---------    -----------    ----------    -----------
Outstanding at end of year.........   6,691,000      $ 18.57      8,817,875      $ 22.00       8,908,932      $ 32.68
                                      ---------    -----------    ---------    -----------    ----------    -----------
                                      ---------    -----------    ---------    -----------    ----------    -----------
Options exercisable at end of
  year.............................   4,850,250      $ 18.28      4,127,594      $ 17.76       6,755,889      $ 33.04
                                      ---------    -----------    ---------    -----------    ----------    -----------
                                      ---------    -----------    ---------    -----------    ----------    -----------
Weighted average fair value of
  options granted..................                  $  8.24                     $ 10.58                      $ 12.28
                                                   -----------                 -----------                  -----------
                                                   -----------                 -----------                  -----------
Options available for future
  grant............................   7,145,293                   2,700,431                    2,151,308
                                      ---------                   ---------                   ----------
                                      ---------                   ---------                   ----------

Summary information related to options outstanding and exercisable at January 2, 1999 is as follows:

                                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                               ---------------------------------------------    -------------------------
                                                                    WEIGHTED        WEIGHTED                     WEIGHTED
                                                OUTSTANDING         AVERAGE         AVERAGE      EXERCISABLE     AVERAGE
                                               AT JANUARY 2,       REMAINING        EXERCISE    AT JANUARY 2,    EXERCISE
RANGE OF EXERCISE PRICES                           1999         CONTRACTUAL LIFE     PRICE          1999          PRICE
--------------------------------------------   -------------    ----------------    --------    -------------    --------
                                                                    (YEARS)

$10.01 - $20.00.............................       936,474            5.56           $15.69         785,681       $13.10
$20.01 - $30.00.............................       851,250            7.75            25.88         417,875        26.08
$30.01 - $40.00.............................     6,850,208            9.04            35.49       5,472,333        35.94
$40.01 - $50.00.............................       271,000            9.35            41.82          80,000        42.00
                                               -------------         -----          --------    -------------    --------
                                                 8,908,932            8.56           $32.68       6,755,889       $33.04
                                               -------------         -----          --------    -------------    --------
                                               -------------         -----          --------    -------------    --------

     The Company has reserved 120,000 shares of Class A Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of January 2, 1999. In addition, there are 6,087,674 shares of Class A Common Stock in treasury stock available for issuance under the 1997 Plan.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                      JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                         1997          1998          1999
                                                                      ----------    ----------    ----------

Risk-free interest rate............................................       5.47%         6.20%         5.60%
Dividend yield.....................................................       1.15%         1.08%         1.00%
Expected volatility of market price of Company's Common Stock......       .3189         .3197         .3069
Expected option life...............................................     5 years       5 years       5 years

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The Company's pro forma information is as follows:

                                                                                FOR THE YEAR ENDED
                                                                      --------------------------------------
                                                                      JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                         1997          1998          1999
                                                                      ----------    ----------    ----------

Pro forma net (loss) before cumulative effect of accounting
  change...........................................................    $(38,117)     $(17,121)     $(41,814)
Pro forma basic (loss) per share before cumulative effect of
  accounting change................................................    $  (0.74)     $  (0.32)     $  (0.68)
Pro forma diluted (loss) per share before cumulative effect of
  accounting change................................................    $  (0.74)     $  (0.32)     $  (0.68)

     These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year.

                                                                            NUMBER OF SHARES
                                                                 --------------------------------------
                                                                 JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                    1997          1998          1999
                                                                 ----------    ----------    ----------

Common Stock:
Balance at beginning of year..................................   52,073,912    52,398,112    63,294,423
Shares issued upon exercise of stock options..................      133,500       383,975     1,707,097
Shares issued under restricted stock grants, net of
  cancellations...............................................      190,700        99,192       171,088
Shares issued for acquisition of Designer Holdings, Ltd.......       --        10,413,144        --
                                                                 ----------    ----------    ----------
Balance at end of year........................................   52,398,112    63,294,423    65,172,608
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

Treasury Stock:
Balance at beginning of year..................................      286,600       536,600     1,375,919
Net additions.................................................      250,000       839,319     4,711,755
                                                                 ----------    ----------    ----------
Balance at end of year........................................      536,600     1,375,919     6,087,674
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

Stock Buyback Program

     On November 14, 1996, the Board of Directors approved a stock buyback program of up to 2.0 million shares. On May 14, 1997, the Company's Board of Directors approved an increase of this program to 2.4 million shares, and on February 19, 1998, the Company's Board of Directors authorized the repurchase of an additional 10.0 million shares. During fiscal 1996, 1997 and 1998, the Company repurchased 250,000, 839,319 and 4,794,699 shares of its common stock under the repurchase programs at a cost of $7,030, $26,537 and $135,416, respectively. At January 2, 1999, there were 6,440,926 shares available for repurchase under this program. On March 1, 1999, the Company's Board of Directors approved an additional 10.0 million share repurchase.

     The Company uses equity instruments, consisting of put-call option combination contracts, to facilitate its repurchase of common stock. At January 2, 1999, the Company holds call options and has sold put options covering 1.5 million shares of common stock with an average forward price of $35.35 per share. The equity instruments are exercisable only at expiration of the contracts, with expiration dates ranging from the first through third quarters of fiscal 1999. The equity instruments are settled, at the election of the Company, through physical, net share or net cash settlement. During fiscal 1997 and 1998, the Company repurchased 140,350 shares and 1,790,455 shares of common stock at a cost of $4,475 and $65,899, which is reflected in treasury stock. In addition, the Company made net cash

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

settlement payments of $1,620 and received net cash settlement payments of $2,325 under these contracts in fiscal 1997 and 1998, respectively, which are reflected in additional paid-in-capital. If the arrangements were settled on a net cash basis at January 2, 1999, the Company would be obligated to pay $15,114 based on the closing market price of the Company's common stock.

NOTE 13 - EARNINGS (LOSS) PER SHARE

                                                                                          FOR THE YEAR ENDED
                                                                                --------------------------------------
                                                                                JANUARY 4,    JANUARY 3,    JANUARY 2,
                                                                                 1997(1)       1998(1)         1999
                                                                                ----------    ----------    ----------

Numerator for basic and diluted earnings (loss) per share --
     Income (loss) before cumulative effect of change in accounting..........    $(31,409)     $(12,319)     $ 14,097
Cumulative effect of change in accounting....................................      --            --           (46,250)
                                                                                ----------    ----------    ----------
Net income (loss)............................................................    $(31,409)     $(12,319)     $(32,153)
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------

Denominator for basic earnings (loss) per share -- weighted average shares...      51,308        52,814        61,362
                                                                                ----------    ----------    ----------
Effect of dilutive securities:
     Employee stock options..................................................      --            --               821
     Restricted stock shares.................................................      --            --               473
     Shares under put option contracts.......................................      --            --               349
                                                                                ----------    ----------    ----------
Dilutive potential common shares.............................................      --            --             1,643
                                                                                ----------    ----------    ----------
Denominator for diluted earnings (loss) per share -- weighted average
  adjusted shares............................................................      51,308        52,814        63,005
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------
Basic earnings (loss) per share before cumulative effect of change in
  accounting.................................................................    $  (0.61)     $  (0.23)     $   0.23
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------
Diluted earnings (loss) per share before cumulative effect of change in
  accounting.................................................................    $  (0.61)     $  (0.23)     $   0.22
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------

------------

(1) Fiscal 1996 and 1997 have been revised as described in Note 1.

     Options to purchase 7,456,708 shares of common stock at prices ranging from $26.06 to $42.88 per share were outstanding during fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire from April 2006 to November 2008, were still outstanding at the end of fiscal 1998. Incremental shares issuable on the assumed conversion of the Preferred Securities (1,653,177 shares) were not included in the fiscal 1997 and 1998 computation of diluted earnings per share as the impact would have been antidilutive for each period presented. Options to purchase 5,217,500 shares of common stock at a price of $25.25 per share were granted on January 4, 1999. Such options expire on January 4, 2009.

NOTE 14 - LEASE COMMITMENTS

     During fiscal 1997, the Company sold certain fixed assets for net book value of approximately $33,223. The assets were leased back from the purchaser, under the terms of an operating lease, over a six-year period. In fiscal 1998, the Company sold certain equipment for cash proceeds of $21,713, which approximated net book value. The equipment was leased back from the purchaser under an operating lease with an initial term of three years and a one-year renewal option. Under the terms of certain

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

operating leases, the Company guarantees a portion of the residual value loss, if any, incurred by the lessors in remarketing or disposing the related assets upon lease termination or expiration. The Company believes, based on existing facts and circumstances and current values of such equipment, that a material payment pursuant to such guarantee is unlikely.

     Rental expense was $19,923, $24,492 and $35,534 for the years ended January 4, 1997, January 3, 1998 and January 2, 1999, respectively.

     The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 2, 1999:

                                                       RENTAL PAYMENTS
                                                   ------------------------
                                                   REAL ESTATE    EQUIPMENT
                                                   -----------    ---------

1999............................................     $19,687       $13,445
2000............................................      19,437        13,397
2001............................................      15,542        13,458
2002............................................      15,457        17,849
2003............................................      11,492         2,733
2004 and thereafter.............................      28,126         8,171

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

     Redeemable preferred securities. These securities are publically traded on the New York Stock Exchange. The fair market value was determined based on the closing price on December 31, 1998, the last trading date prior to the end of the fiscal year.

     Interest rate swap agreements. The Company has entered into interest rate swap agreements which have the effect of converting a portion of the Company's outstanding variable rate debt into fixed rate debt. The fair value of the Company's agreements to fix the interest rate on $616,500 of its outstanding debt is based upon quotes from brokers and represents the cash requirement if the existing agreements had been settled at year end.

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

     Foreign currency transactions. During 1998, the Company entered into various foreign currency forward and option contracts which were used as hedges for various commercial transactions. As of January 2, 1999, the Company did not have any open foreign currency forward contracts. The fair value of open foreign currency option contracts is based upon quotes from brokers and reflects the cash benefit if the existing contracts had been sold.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     The carrying amounts and fair value of the Company's financial instruments as of January 3, 1998 and January 2, 1999, are as follows:

                                                         JANUARY 3, 1998         JANUARY 2, 1999
                                                       --------------------    --------------------
                                                       CARRYING      FAIR      CARRYING      FAIR
                                                        AMOUNT      VALUE       AMOUNT      VALUE
                                                       --------    --------    --------    --------

Revolving loans.....................................   $303,860    $303,860    $353,097    $353,097
Term loans..........................................     60,727      60,727      79,926      79,926
Other long term debt................................     10,277      10,277       9,094       9,094
Redeemable preferred securities.....................    100,758     100,800     101,836      86,400
Interest rate swaps.................................      --         (4,716)      --        (24,324)
Letters of credit...................................      --         64,037       --        129,802
Equity option arrangement...........................      --           (539)      --        (15,114)
Foreign currency option contracts...................      --          --             83         151

NOTE 16 - CASH FLOW INFORMATION

                                                                               FOR THE YEAR ENDED
                                                                     --------------------------------------
                                                                     JANUARY 2,    JANUARY 3,    JANUARY 2,
                                                                        1997          1998          1999
                                                                     ----------    ----------    ----------

Cash paid (received) during the year for:
     Interest, including $1,897 capitalized in fiscal 1998........    $  32,008    $   42,931     $ 61,087
     Income taxes, net of refunds received........................        8,672        13,578      (12,538)
Supplemental Non-Cash Investing and Financing Activities:
  Details of acquisitions:
     Fair value of assets acquired................................    $ 176,497    $  607,400     $ 85,100
     Liabilities assumed..........................................      (78,200)     (254,000)     (32,000)
     Stock issued.................................................       --          (353,400)      --
                                                                     ----------    ----------    ----------
     Cash paid....................................................       98,297        --           53,100
     Less cash acquired...........................................      (12,649)      (55,800)      --
                                                                     ----------    ----------    ----------
     Net cash paid (acquired).....................................    $  85,648    $  (55,800)    $ 53,100
                                                                     ----------    ----------    ----------
                                                                     ----------    ----------    ----------

NOTE 17 - LEGAL MATTERS

     The Company is not a party to any litigation or other claims or uncertainty, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                             YEAR ENDED JANUARY 2, 1999
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------

Net revenues.....................................................   $419,208    $438,874    $544,125    $548,044
Gross profit.....................................................    119,550     131,496     160,392     125,777
Net income (loss) before cumulative effect of accounting
  change.........................................................      6,088      12,940      26,944     (31,875)
Cumulative effect of accounting change...........................    (46,250)      --          --          --
                                                                    --------    --------    --------    --------
Net income (loss)................................................   $(40,162)   $ 12,940    $ 26,944    $(31,875)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Basic earnings (loss) per common share:
     Income (loss) before accounting change......................   $   0.10    $   0.21    $   0.44    $  (0.54)
     Cumulative effect of accounting change......................      (0.75)      --          --          --
                                                                    --------    --------    --------    --------
     Net income (loss)...........................................   $  (0.65)   $   0.21    $   0.44    $  (0.54)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Diluted earnings (loss) per common share:
     Income (loss) before accounting change......................   $   0.10    $   0.20    $   0.43    $  (0.54)
     Cumulative effect of accounting change......................      (0.73)      --          --          --
                                                                    --------    --------    --------    --------
     Net income (loss)...........................................   $  (0.63)   $   0.20    $   0.43    $  (0.54)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

     Note: The sum of the quarters' per share amounts do not equal the full year amounts.

     The Company's fiscal 1998 quarterly results of operations have been revised with respect to the effects of the early adoption of SOP 98-5 and the accounting for other start-up related inventory production and inefficiency costs, as described in Note 1. Gross profit, before revisions for the first, second, third and fourth quarters was $148,353, $150,930, $186,931 and $141,425, respectively.
The revisions decreased gross profit by $28,803, $19,434, $26,539 and $15,648 and resulted in revised gross profit of $119,550, $131,496, $160,392 and $125,777 for the first, second, third and fourth quarters, respectively. Income
(loss) before cumulative effect of a change in accounting before revisions for the first, second, third and fourth quarters was $24,723 ($0.39 per diluted share), $25,514 ($0.40 per diluted share), $44,115 ($0.70 per diluted share), and $(21,751) ($0.37 per diluted share), respectively. The revisions decreased income before the cumulative effect of a change in accounting by $18,635 ($0.29 per diluted share), $12,574 ($0.20 per diluted share), $17,171 ($0.27 per diluted share) and $10,124 ($0.17 per diluted share) and resulted in revised income (loss) before the cumulative effect of a change in accounting of $6,088 ($0.10 per diluted share), $12,940 ($0.20 per diluted share), $26,944 ($0.43 per diluted share) and $(31,875) ($0.54 per diluted share) for the first, second, third and fourth quarters, respectively. Net income (loss) before revisions for the first, second, third and fourth quarters was $24,723 ($0.39 per diluted share), $25,514 ($0.40 per diluted share), $44,115 ($0.70 per diluted share) and $(21,751) ($0.37 per diluted share), respectively. The revisions changed net income (loss) by $64,885 ($1.02 per diluted share), $12,574 ($0.20 per diluted share), $17,171 ($0.27 per diluted share) and $10,124 ($0.17 per diluted share) and resulted in a net loss of $40,162 ($0.63 per diluted share) for the first quarter and net income of $12,940 ($0.20 per diluted share) and $26,944 ($0.43 per diluted share)

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

for the second and third quarters and a net loss of $31,875 ($0.54 per diluted share) for the fourth quarter, respectively.

                                                                             YEAR ENDED JANUARY 2, 1998
                                                                    --------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                    --------    --------    --------    --------

Net revenues.....................................................   $251,526    $290,204    $333,413    $560,587
Gross profit.....................................................     81,791      84,296     110,023      99,094
Net income (loss)................................................     11,336       7,849      23,413     (54,917)
Basic net income (loss) per common share.........................   $   0.22    $   0.15    $   0.46    $  (0.96)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Diluted net income (loss) per common share.......................   $   0.21    $   0.15    $   0.44    $  (0.96)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

     Note: The sum of the quarters per share amounts do not equal the full year amounts.

     The Company's fiscal 1997 quarterly results of operations have been revised with respect to accounting for other start-up related production and inefficiency costs as described in Note 1. Gross profit, before revisions for the first, second, third and fourth quarters was $92,742, $99,305, $124,003 and $116,171, respectively. The revisions decreased gross profit by $10,951, $15,009, $13,980 and $17,077, respectively and resulted in revised gross profit of $81,791, $84,296, $110,023 and $99,094 for the first, second, third and fourth quarters, respectively. Net income (loss) before revisions for the first, second, third and fourth quarters was $18,126, ($0.34 per diluted share), $17,155 ($0.32 per diluted share), $32,081 ($0.60 per diluted share) and ($44,330) ($0.77 per diluted share), respectively. The revisions decreased net income (loss) by $6,790 ($0.13 per diluted share), $9,306 ($0.17 per diluted share), $8,668 ($0.16 per diluted share) and $10,587 ($0.19 per diluted share) and resulted in net income (loss) of $11,336 ($0.21 per diluted share), $7,849 ($0.15 per diluted share), $23,413 ($0.44 per diluted share) and ($54,917) ($0.96 per diluted share), for the first, second, third and fourth quarters, respectively.

                                                                     SCHEDULE II

                             THE WARNACO GROUP, INC
                   VALUATION & QUALIFYING ACCOUNTS & RESERVES
                             (DOLLARS IN THOUSANDS)

                                                              ADDITIONS
                                              BALANCE AT     CHARGED TO
                                               BEGINNING      COSTS AND                                   BALANCE AT
DESCRIPTION                                     OF YEAR      EXPENSES(1)    DEDUCTIONS(2)    OTHER(3)     END OF YEAR
-------------------------------------------   -----------    -----------    -------------    ---------    -----------

Year Ended January 4, 1997 Receivable
  allowances...............................     $ 5,135        $ 3,458        $     649       $ 3,393       $11,337
                                              -----------    -----------    -------------    ---------    -----------
                                              -----------    -----------    -------------    ---------    -----------
Year Ended January 3, 1998 Receivable
  allowances...............................     $11,337        $32,284        $   5,482       $ 7,985       $46,124
                                              -----------    -----------    -------------    ---------    -----------
                                              -----------    -----------    -------------    ---------    -----------
  Inventory reserves.......................     $--            $19,333        $  11,152       $ 1,236       $ 9,417
                                              -----------    -----------    -------------    ---------    -----------
                                              -----------    -----------    -------------    ---------    -----------
Year Ended January 2, 1999 Receivable
  allowances...............................     $46,124        $83,760        $ 104,840       $11,624       $36,668
                                              -----------    -----------    -------------    ---------    -----------
                                              -----------    -----------    -------------    ---------    -----------
  Inventory reserves.......................     $ 9,417        $ 2,183        $   9,417       $ --          $ 2,183
                                              -----------    -----------    -------------    ---------    -----------
                                              -----------    -----------    -------------    ---------    -----------

------------------

(1) Allowances are primarily charged to income as incurred. The allowance is adjusted at the end of each period, by a charge or credit to income, for the estimated discounts and allowances applicable to the accounts receivable then outstanding.

(2) Amounts written-off, net of recoveries.

(3) Reserves related to assets acquired in fiscal 1996 through 1998, respectively.

The above reserves are deducted from the related assets in the consolidated balance sheets. Current presentation includes amounts for cash discounts and other allowances, aside from allowances for doubtful accounts previously disclosed.

                                      S-1



                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.......................'r'