Form 10-Q
period 1999-04-03
WARNACO GROUP INC /DE/
filed 1999-05-18
CIK 801351

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-10857

                             THE WARNACO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     95-4032739
      (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION                   IDENTIFICATION NO.)


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

                               [X]  Yes       [ ]  No

The number of shares outstanding of the registrant's Class A Common Stock as of May 13, 1999 is as follows: 57,461,194.

============================================================================

                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              THE WARNACO GROUP, INC.
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                        APRIL 3,      JANUARY 2,
                                                                                         1999            1999
                                                                                ------------------------------------
ASSETS                                                                                       (UNAUDITED)
Current assets:
   Cash....................................................................      $       16,064   $        9,495
   Accounts receivable - net...............................................             262,170          199,369
   Inventories:
     Finished goods........................................................             398,456          326,794
     Work in process.......................................................              95,811           92,821
     Raw materials.........................................................              51,443           52,404
                                                                                ---------------   --------------
     Total inventories......................................................            545,710          472,019
     Other current assets....................................................            37,245           26,621
                                                                                ---------------   --------------
Total current assets.......................................................             861,189          707,504
                                                                                 --------------    ---------------
Property, plant and equipment (net of accumulated depreciation of
   $129,372 and $119,891, respectively)....................................             217,741          224,260
                                                                                 --------------    -------------
Other assets:
   Excess of cost over net assets acquired - net...........................            457,534           458,018
   Other assets - net......................................................            380,806           393,351
                                                                                 -------------     -------------
Total other assets.........................................................            838,340           851,369
                                                                                   -----------     -------------
                                                                                   $ 1,917,270       $ 1,783,133
                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.......................................     $       49,279     $      30,231
   Accounts payable........................................................            487,231           503,326
   Accrued liabilities.....................................................            116,971           131,316
   Deferred income taxes...................................................             12,846            14,276
                                                                               ---------------    --------------
Total current liabilities..................................................            666,327           679,149
                                                                                 -------------     -------------

Long-term debt.............................................................            583,608           411,886
                                                                                --------------     -------------
Other long-term liabilities................................................             11,676            12,129
                                                                               ---------------    --------------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities of Designer Finance Trust Holding Solely
   Convertible Debentures..................................................            102,103           101,836
                                                                                --------------     -------------

Stockholders' equity:
   Common Stock; $.01 par value............................................                652               652
   Additional paid-in capital    ..........................................            953,575           953,512
   Accumulated other comprehensive income..................................            (20,475)          (15,703)
   Accumulated deficit.....................................................           (159,379)         (176,997)
   Treasury stock, at cost.................................................           (210,476)         (171,559)
   Unvested stock compensation.............................................            (10,341)          (11,772)
                                                                                --------------    --------------
Total stockholders' equity.................................................            553,556           578,133
                                                                                --------------    --------------
                                                                                   $ 1,917,270      $  1,783,133
                                                                                   ===========      ============

This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                                             THE WARNACO GROUP, INC.
                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED
                                                                             --------------------------------------
                                                                                    APRIL 3,          APRIL 4,
                                                                                     1999              1998
                                                                             --------------------------------------
                                                                                               (UNAUDITED)
Net revenues...............................................................            $ 444,103         $ 419,208
Cost of goods sold.........................................................              290,014           299,658
                                                                                      ----------        ----------
Gross profit...............................................................              154,089           119,550
Selling, general and administrative expenses...............................              101,874            96,163
                                                                                      ----------       -----------
Income before interest, income taxes and cumulative effect of change
    in accounting principle................................................               52,215            23,387
Interest expense...........................................................               16,833            13,633
                                                                                     -----------       -----------
Income before income taxes  and cumulative effect of change
    in accounting principle................................................               35,382             9,754
Provision for income taxes.................................................               12,490             3,666
                                                                                     -----------          --------
Income before cumulative effect of change in accounting principle..........               22,892             6,088
Cumulative effect of change in accounting for deferred
   start-up costs, net.....................................................                  --           (46,250)
                                                                                         -------         --------
Net income (loss)..........................................................              $22,892         $(40,162)
                                                                                         =======         ========

Basic earnings (loss) per common share:
   Income before cumulative effect of change in accounting principle.......              $  0.39         $    0.10
   Cumulative effect of accounting change..................................                   --             (0.75)
                                                                                         -------         ---------
   Net income (loss).......................................................              $  0.39         $   (0.65)
                                                                                         =======         =========

Diluted earnings (loss) per common share:
   Income before cumulative effect of change in accounting principle.......              $  0.39         $    0.10
   Cumulative effect of accounting change..................................                   --             (0.73)
                                                                                         -------         ----------
   Net income (loss).......................................................              $  0.39         $   (0.63)
                                                                                         =======         ==========

Cash dividends declared per share of common stock..........................              $  0.09         $    0.09
                                                                                         =======         ==========

Shares used in computing earnings per share:
   Basic...................................................................               58,092            62,112
                                                                                         =======            ======
   Diluted.................................................................               59,354            63,743
                                                                                          ======            ======


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                                      THE WARNACO GROUP, INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    INCREASE (DECREASE) IN CASH
                                  (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                ---------------------------------------
                                                                                       APRIL 3,          APRIL 4,
                                                                                        1999               1998
                                                                                ---------------------------------------
                                                                                              (UNAUDITED)
Cash flow from operating activities:
Net income (loss)..........................................................         $   22,892      $   (40,162)
Non-cash items included in net income:
     Depreciation and amortization.........................................             13,785           13,888
     Cumulative effect of accounting change................................                 --           46,250
     Amortization of unvested stock compensation...........................              1,431              964
     Change in deferred income taxes.......................................             11,442            1,557
     Other changes in operating accounts...................................           (176,564)        (167,866)
                                                                                    ----------      -----------
Net cash from operating activities.........................................           (127,014)        (145,369)
                                                                                    ----------      -----------

Cash flow from investing activities:
     Disposals of fixed assets.............................................                --             1,781
     Purchase of property, plant & equipment...............................             (1,765)         (31,611)
     Increase in intangible and other assets...............................            (10,223)         (18,306)
                                                                                    ----------      -----------

Net cash from investing activities.........................................            (11,988)         (48,136)
                                                                                    ----------      -----------

Cash flow from financing activities:
     Borrowing under revolving credit facilities...........................            197,604          245,893
     Proceeds from the exercise of stock options and repayment of
       notes receivable from employees.....................................                 63           32,902
     Purchase of treasury shares and payment of withholding
       tax on option exercises.............................................            (38,917)        (47,452)
     Repayments of debt....................................................             (3,500)         (1,432)
     Dividends paid........................................................             (5,304)         (4,690)
     Other.................................................................               (453)        (32,200)
                                                                                    ----------      ----------

Net cash from financing activities.........................................            149,493         193,021
                                                                                    ----------      ----------

Effect on cash due to currency translation.................................             (3,922)          2,380
                                                                                    ----------      ----------
Increase (decrease) in cash................................................              6,569           1,896
Cash at beginning of period................................................              9,495          12,009
                                                                                    ----------      ----------
Cash at end of period......................................................         $   16,064      $   13,905
                                                                                    ==========      ==========

Other changes in operating accounts:
    Accounts receivable....................................................         $  (62,801)     $  (63,333)
    Inventories............................................................            (73,691)        (50,776)
    Other current assets...................................................             (9,662)          4,478
    Accounts payable and accrued liabilities...............................            (30,529)        (59,219)
    Accrued income taxes...................................................                119             984
                                                                                    ----------       ----------
                                                                                    $ (176,564)      $ (167,866)
                                                                                    ==========       ==========

This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 3, 1999 as well as its results of operations and cash flows for the periods ended April 3, 1999 and April 4, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of fiscal 1998, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes, as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning of 1998. In addition, the Company recognized in first quarter 1998 earnings approximately $14,322, before taxes, related to 1998 costs that would have been deferred under the Company's start-up accounting policy prior to the adoption of SOP 98-5. Prior to the early adoption of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.

Adjustments, Reclassifications and Revisions: As noted above, the Company early adopted SOP 98-5 in fiscal 1998. In connection with the adoption of the new accounting standard, an extensive effort was undertaken to identify all start-up related production and inefficiency costs that had previously been deferred. Over the last six years, the Company has opened or expanded 10 manufacturing facilities. In addition, to support anticipated future growth, the Company opened 2 new manufacturing facilities during 1998 for a total of 12 new facilities. This resulted in the Company incurring plant inefficiencies and other start-up related costs resulting from high turnover and related training and other costs. Such start-up related production and inefficiency costs had been classified in other assets and inventories. Because certain such costs identified in this process related to prior period activities, such prior period consolidated financial statements have been revised to reflect additional costs of goods sold. The amount of the revision affecting the fiscal 1998 first quarter was $14,481. For additional information, see Notes 1 and 18 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 2 - EQUITY

As of April 3, 1999 and January 2, 1999, Class A common stock outstanding was 65,176,608 shares and 65,172,608 shares, respectively. On March 1, 1999, the Board of Directors authorized the repurchase of an additional 10.0 million shares of the Company's common stock to supplement its previously authorized
12.42 million share stock repurchase program. During the three months ended April 3, 1999, the Company repurchased 425,700 shares under equity option arrangements at a cost of approximately $17,000 and 890,600 shares in open market purchases at a cost of approximately $21,900. A total of approximately
7.3 million shares have been repurchased under the current authorization of
22.42 million shares leaving approximately 15.1 million shares available to repurchase. The Company has options outstanding on approximately 1.1 million shares at an average forward price of $33.51 per share at April 3, 1999. These option arrangements expire between May 1999 and August 1999. If the arrangements were settled on a net cash basis at April 3, 1999, the Company would be obligated to pay $9,200 based on the closing price of the Company's common stock. After accounting for these options, the Company has approximately 14.0 million shares available to repurchase. As of April 3, 1999, treasury stock includes approximately 7.4 million shares at a cost of $210,500.

NOTE 3 - 1998 RESTRUCTURING AND SPECIAL CHARGES

In the fiscal 1998 fourth quarter, the Company recorded restructuring and other special charges related to costs to exit certain facilities and activities, including charges related to inventory write-downs and valuations, asset impairments and employee termination and severance benefits. Through April 3, 1999, the reduction in force has been substantially completed and two retail outlet stores were closed. Factory shutdowns and realignments along with related headcount reductions are anticipated to be completed by July 1999 and the retail outlet store restructuring is expected to be complete by the end of the second quarter of 1999.

                                                                  Balance at          Amounts         Balance at
                                                               January 2, 1999       Utilized       April 3, 1999
                                                               ---------------       --------       -------------
         Costs to exit facilities and activities..............    $   3,010           $  1,026        $  1,984
         Employee termination and severance...................        3,590                714           2,876
                                                                 ----------         ----------       ---------
                                                                  $   6,600          $   1,740        $  4,860
                                                                  =========          =========        ========

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 4 - INVESTMENTS

During the first quarter of fiscal 1999, the Company received shares of common stock in exchange for the early termination of a non-compete agreement with the former principal stockholder of its Designer Holdings subsidiary. The fair market value of the common stock on the date of issuance was $875, which was recorded as a reduction of goodwill associated with the Designer Holdings acquisition. The investment is classified as an available-for-sale security and recorded at fair value. Unrealized gains at April 3, 1999 of $616 (net of deferred income taxes of $346), were included as a separate component of stockholders' equity. The Company did not have any marketable securities at January 2, 1999. Marketable securities are included in other current assets at April 3, 1999.

NOTE 5 - SUMMARIZED FINANCIAL INFORMATION

The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings, as of April 3, 1999 and January 2, 1999 and for the fiscal quarters ended April 3, 1999 and April 4, 1998, respectively. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels.

     BALANCE SHEET SUMMARY:                                                           APRIL 3,          JANUARY 2,
                                                                                        1999              1999
                                                                                    ------------      ------------
       Current assets......................................................            $ 166,786         $ 115,328
       Noncurrent assets...................................................              569,269           589,191
       Current liabilities.................................................              160,702           140,000
       Noncurrent liabilities..............................................               57,633            58,067
       Redeemable preferred securities.....................................              102,103           101,836
       Stockholders' equity................................................              415,617           404,616


     INCOME STATEMENT SUMMARY:                                                             THREE MONTHS ENDED
                                                                                      ----------------------------
                                                                                        APRIL 3,         APRIL 4,
                                                                                        1999(a)          1998(a)
                                                                                     -----------     --------------
       Net revenues........................................................            $ 119,750         $ 109,153
       Cost of good sold...................................................               80,363            74,318
       Net income..........................................................               11,001            10,896

       (a) Excludes net revenues of $10.7 million in the first quarter of fiscal
           1999 and 1998, respectively, now reported as Retail Outlet Store division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 6 - CASH FLOW INFORMATION

                                                                                            THREE MONTHS ENDED
                                                                                      ---------------------------
                                                                                        APRIL 3,         APRIL 4,
                                                                                         1999              1998
                                                                                     -----------       -----------
Cash paid for:
   Interest, including $770 and $1,317 capitalized in fiscal 1999
      and 1998, respectively..............................................              $ 16,311         $ 13,653
   Income taxes, net of refunds received...................................                3,800            3,308


NOTE 7 - EARNINGS PER SHARE

                                                                                         THREE MONTHS ENDED
                                                                             ----------------------------------------
                                                                                    APRIL 3,          APRIL 4,
                                                                                     1999                1998
                                                                             ----------------------------------------
Numerator for basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting....................           $   22,892       $    6,088
Cumulative effect of change in accounting..................................                  --           (46,250)
                                                                                  --------------        ---------

Net income (loss)..........................................................           $   22,892         $(40,162)
                                                                                      ==========         ========

Denominator for basic earnings per share--weighted average shares...........              58,092           62,112
                                                                                      ----------        ---------
Effect of dilutive securities:
   Employee stock options..................................................                  216            1,199
   Restricted stock shares.................................................                  445              432
   Shares under put option contracts.......................................                  601              --
                                                                                    ------------    ------------
   Dilutive potential common shares........................................                1,262            1,631
                                                                                     -----------       ----------
   Denominator for diluted earnings per share --
     weighted average adjusted shares......................................               59,354           63,743
                                                                                      ==========        =========

Basic earnings per share before cumulative effect of
   change in accounting....................................................             $   0.39          $  0.10
                                                                                        ========         ========

Diluted earnings per share before cumulative effect of
   change in accounting....................................................             $   0.39           $ 0.10
                                                                                        ========       ==========


Options to purchase shares of common stock that were outstanding during the fiscal 1999 and 1998 first quarter but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                                                             APRIL 3,           APRIL 4,
                                                                               1999              1998
                                                                        ----------------   ---------------
Number of shares under option..........................................       12,638,208         6,229,102
Range of exercise prices...............................................    $25.50-$42.88     $35.50-$36.44


Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share as the impact would have been antidilutive.

NOTE 8 - BUSINESS SEGMENTS

The Company designs, manufactures and markets apparel within the Intimate Apparel and Sportswear and Accessories markets and operates a Retail Outlet Store Division for the disposition of excess and irregular inventory. Information by business segment is set forth below:


                                                                              SPORTSWEAR     RETAIL
                                                                  INTIMATE       AND         OUTLET
                                                                   APPAREL   ACCESSORIES     STORES        TOTAL
                                                                  --------   -----------     ------        -----
Three months ended April 3, 1999:
   Net revenues...............................................   $ 211,647    $ 208,262     $ 24,194     $ 444,103
   Adjusted EBITDA............................................      47,700       33,800          700        82,200

Three months ended April 4, 1998:
   Net revenues...............................................     218,044      176,755       24,409       419,208
   Adjusted EBITDA............................................      47,700       26,700        1,500        75,900


A reconciliation of total segment Adjusted EBITDA to total consolidated income before taxes and cumulative effect of a change in accounting principle for the quarters ended April 3, 1999 and April 4, 1998, respectively, is as follows:

                                                                                          THREE MONTHS ENDED
                                                                                        APRIL 3,          APRIL 4,
                                                                                          1999              1998
                                                                                       ----------        ----------
Total Adjusted EBITDA for reportable segments...................................        $ 82,200          $ 75,900
General corporate expenses not allocated........................................          16,200            13,192
Depreciation and amortization...................................................          13,785            10,518
Effect of early adoption of SOP 98-5 and other start-up related
   production and inefficiency costs............................................              --            28,803
Interest expense  ..............................................................          16,833            13,633
                                                                                      ----------        ----------

Income before income taxes and cumulative effect of a change
   in accounting principle......................................................       $  35,382        $    9,754
                                                                                       =========        ==========

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 9 - COMPREHENSIVE INCOME

                                                                                            THREE MONTHS ENDED
                                                                                       --------------------------
                                                                                        APRIL 3,          APRIL 4,
                                                                                          1999              1998
                                                                                       -----------       -----------
Net income (loss)...............................................................       $  22,892         $ (40,162)
                                                                                       ---------         ----------
Other comprehensive income (loss):
   Foreign currency translation adjustments.....................................          (5,388)            4,340
   Unrealized holding gains.....................................................             962               --
   Tax provision on unrealized holding gains....................................            (346)              --
                                                                                   -------------    -------------

Total other comprehensive income (loss).........................................          (4,772)           4,340
                                                                                    ------------      -----------

Comprehensive income (loss).....................................................        $ 18,120        $ (35,822)
                                                                                        ========        =========

The components of accumulated other comprehensive income (loss) as of April 3, 1999 and January 2, 1999 are as follows:

                                                                                   APRIL 3,              JANUARY 2,
                                                                                     1999                  1999
                                                                          -------------------   -------------------
Foreign currency translation adjustments..........................              $   (21,091)         $    (15,703)
Unrealized holding gains, net.....................................                      616                    --
                                                                                -----------          ------------

Total accumulated other comprehensive income (loss)...............              $   (20,475)         $    (15,703)
                                                                                ===========          ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

                                         STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                                         THREE MONTHS ENDED
                                                                              -----------------------------------
                                                                                    APRIL 3,          APRIL 4,
                                                                                     1999                1998
                                                                             -------------------- -----------------
                                                                                  (AMOUNTS IN MILLIONS OF DOLLARS)
                                                                                              (UNAUDITED)
Net revenues...............................................................            $ 444.1           $ 419.2
Cost of goods sold ........................................................              290.0             299.6
                                                                                       -------          --------
Gross profit...............................................................              154.1             119.6
    % of net revenues......................................................               34.7%             28.5%
Selling, general and  administrative expenses..............................              101.9              96.2
                                                                                       -------          --------
Income before interest,  income taxes and cumulative effect of
   change in accounting principle..........................................               52.2              23.4
    % to net revenues......................................................               11.8%              5.6%
Interest expense...........................................................               16.8              13.6
Provision for income taxes.................................................               12.5               3.7
                                                                                       --------         --------
Income before cumulative effect of change in accounting principle..........           $   22.9         $     6.1
                                                                                       ========        =========

     Net revenues in the first quarter of fiscal 1999 were $444.1 million, $24.9 million or 5.9% higher than the $419.2 million recorded in the first quarter of fiscal 1998.

     Net revenues in the Sportswear and Accessories division increased $31.5 million or 17.8% to $208.3 million in the first quarter of fiscal 1999 compared with $176.8 million in the first quarter of fiscal 1998. The CK Kids acquisition added $18.8 million to net revenues in the current fiscal quarter. The improvement was principally due to increased Calvin Klein Jeanswear net revenues. Chaps net revenues were flat as systems implementation problems disrupted approximately $10.0 million of shipments. The systems issues have since been resolved.

     Intimate Apparel division net revenues decreased $6.4 million or 2.9% to $211.6 million in the first quarter of fiscal 1999 from $218.0 million in the first quarter of fiscal 1998. Discontinued product lines accounted for $7.6 million of the decrease during the quarter. Excluding discontinued product lines, net revenues increased $1.2 million or 0.6%. Net revenues in the Calvin Klein Underwear segment improved $6.9 million or 10.6% to $71.7 million in the first quarter. The strong results were due to improved international revenues, particularly Europe and Asia. Lejaby net revenues also improved 7.6% to $31.3 million. The core Warner's/Olga businesses were lower during the quarter, reflecting a lower level of off-price sales. International sales accounted for 34.7% of total divisional net sales in the first quarter of fiscal 1999 compared with 33.0% of total divisional net sales in the first quarter of fiscal 1998, with the increase due to the improvements noted earlier for Calvin Klein Europe and Asia.

     The Retail Outlet Store division net revenues were essentially flat at $24.2 million in the first quarter of fiscal 1999 compared with $24.4 million in fiscal 1998.

     Gross profit increased $34.5 million or 28.9% to $154.1 million in the first quarter of fiscal 1999 compared with $119.6 million in the first quarter of fiscal 1998. Gross margin was 34.7% in the first quarter of fiscal 1999 compared with 28.5% in the first quarter of fiscal 1998. The improvement in gross margin is a result of a decline in start-up related costs, a decrease in off-price sales and lower costs resulting from the Company's 1998 restructuring. As part of the 1998 restructuring, the Company realigned factories, consolidated facilities and reduced headcount, resulting in a more favorable cost structure.

     Selling, general and administrative expenses increased $5.7 million or 5.9% to $101.9 million (22.9% of net revenues) in the first quarter of fiscal 1999 compared with $96.2 million (22.9% of net revenues) in the first quarter of fiscal 1998. The increase in selling, general and administrative expenses primarily reflects an increase in marketing expenses for the Sportswear and Accessories division and higher corporate expenses related to information systems and year 2000 remediation expenses.

     Interest expense increased $3.2 million to $16.8 million in the first quarter of fiscal 1999 compared with $13.6 million in the first quarter of fiscal 1998. The increase reflects the funding of the Company's recent acquisitions and stock buyback program.

     The provision for income taxes for the first quarter of fiscal 1999 reflects an estimated effective income tax rate of 35.3%.

     Net income for the first quarter of fiscal 1999 was $22.9 million, compared with income of $6.1 million before the cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. The increase in income reflects the higher net revenues and associated gross profit mentioned above.

CAPITAL RESOURCES AND LIQUIDITY.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of its working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first half of the fiscal year.

     Cash used in operations was $(127.0) million in the first quarter of fiscal 1999 compared with $(145.4) million in the first quarter of fiscal 1998. The increase in cash from operating activities reflects higher net income partially offset by higher seasonal working capital usage primarily due to the 6% higher sales.

     Cash used in investing activities was $(12.0) million for the first quarter of fiscal 1999 compared with $(48.1) million in the first quarter of fiscal 1998. Capital expenditures were $1.8 million in the first quarter of fiscal 1999 compared with $31.6 million in the first quarter of fiscal 1998. Fiscal

1999 included amounts for information systems implementations (net of reimbursements received of $24.0 million) and store fixture programs.

     Cash provided from financing activities was $149.5 million in the first quarter of fiscal 1999 compared with $193.0 million in the first quarter of fiscal 1998. The increase in the Company's revolving credit balance during the first quarter of the fiscal year of $197.6 million was lower than the $245.9 million increase in the first quarter of fiscal 1998 due to the favorable cash flows from operating and investing activities as previously discussed. The Company paid approximately $38.9 million for the repurchase of shares in the first quarter of fiscal 1999 compared with $47.5 million in the first quarter of fiscal 1998. The Company repaid $3.5 million of long term debt in the first quarter of fiscal 1999 compared with $1.4 million in the first quarter of fiscal 1998.

     The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet the working capital, share repurchase and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

YEAR 2000 COMPLIANCE.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. These programs, including some that are critical to the Company's operations, could fail to properly process data that contain dates after 1999 unless they are modified or replaced.

     Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet Year 2000 compliance. Full implementation of this program is expected to require expenditures of approximately $7.0 million over the next three to six months, primarily for Year 2000 compliance and system upgrades. Funding requirements have been incorporated into the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity. The implementation and testing processes are approximately 70% complete and are anticipated to be completed in the third quarter of fiscal 1999.

     As a part of its Year 2000 process, the Company intends to test its Year 2000 readiness for critical business processes and application systems. The Company anticipates that minor issues will be identified during this test period and intends to address such issues during the first half of fiscal 1999. The Company has contacted key suppliers and vendors in order to determine the status of such third parties' Year 2000 remediation plans. Evaluation of suppliers' and vendors' readiness is currently on-going. The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. This process was begun in fiscal 1998 and is essentially complete at this time. The Company's contingency planning includes upgrading current information systems operating and application software to Year 2000 compliance. Such remediation costs will be charged to operations as incurred.

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

This Year 2000 update should be read in conjunction with the Company's disclosure under "Statement Regarding Forward-looking Disclosures".

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

Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of April 3, 1999, approximately $610.0 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of April 3, 1999, the net fair value liability of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $10.8 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $15.3 million.

Foreign Exchange Risk

     The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of April 3, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk, which included primarily currency option contracts, was $0.4 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be limited to $0.4 million, the fair value of these options.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

          27.1 Financial Data Schedule

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the first quarter of fiscal 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     THE WARNACO GROUP, INC.

Date: May 18, 1999                                   By: /s/ WILLIAM S. FINKELSTEIN
                                                         -----------------------------
                                                             William S. Finkelstein
                                                          Director, Senior Vice President
                                                            and Chief Financial Officer
                                                       Principal Financial and Accounting
                                                                   Officer

Date: May 18, 1999                                   By: /s/ STANLEY P. SILVERSTEIN
                                                         -----------------------------
                                                            Stanley P. Silverstein
                                                        Vice President, General Counsel
                                                                and Secretary





                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'