Form 10-Q
period 1999-07-03
WARNACO GROUP INC /DE/
filed 1999-08-17
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

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

                     [X] Yes [ ] No

The number of shares outstanding of the registrant's Class A Common Stock as of August 13, 1999 is as follows: 55,510,303.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                      JULY 3,         JANUARY 2,
                                                                                       1999              1999
                                                                                   -------------  ----------------
ASSETS                                                                                      (UNAUDITED)
Current assets:
     Cash..................................................................       $     18,833    $        9,495
     Accounts receivable - net.............................................            285,971           199,369
     Inventories:
          Finished goods...................................................            428,944           326,794
          Work in process..................................................            100,450            92,821
          Raw materials....................................................             57,067            52,404
                                                                                 -------------    --------------
     Total inventories.....................................................            586,461           472,019
     Other current assets..................................................             40,898            26,621
                                                                                 -------------    --------------
Total current assets.......................................................            932,163           707,504
                                                                                 -------------    --------------
Property, plant and equipment (net of accumulated depreciation of
   $135,888 and $119,891, respectively)....................................            241,052           224,260
                                                                                 -------------    --------------
Other assets:
     Excess of cost over net assets acquired - net.........................            469,119           458,018
     Other assets - net....................................................            368,981           393,351
                                                                                 -------------     -------------
Total other assets.........................................................            838,100           851,369
                                                                                 -------------     -------------
                                                                                 $   2,011,315     $   1,783,133
                                                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.....................................      $      95,565     $      30,231
     Accounts payable......................................................            445,602           503,326
     Accrued liabilities...................................................            123,398           131,316
     Deferred income taxes.................................................             11,414            14,276
                                                                                --------------    --------------
Total current liabilities..................................................            675,979           679,149
                                                                                --------------     -------------
Long-term debt.............................................................            708,938           411,886
                                                                                --------------     -------------
Other long-term liabilities................................................             10,776            12,129
                                                                                --------------    --------------
Company-Obligated Mandatorily Redeemable Convertible Preferred
     Securities of Designer Finance Trust Holding Solely
     Convertible Debentures................................................            102,370           101,836
                                                                                 -------------     -------------

Stockholders' equity:
     Common stock; $.01 par value..........................................                655               652
     Additional paid-in capital............................................            960,291           953,512
     Accumulated other comprehensive income................................            (12,557)          (15,703)
     Accumulated deficit...................................................           (136,592)         (176,997)
     Treasury stock, at cost...............................................           (284,256)         (171,559)
     Unvested stock compensation...........................................            (14,289)          (11,772)
                                                                                 -------------     -------------
Total stockholders' equity................................................             513,252           578,133
                                                                                 -------------     -------------
                                                                                 $   2,011,315     $   1,783,133
                                                                                 =============     =============


  This Statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   ------------------        ----------------
                                                                  JULY 3,      JULY 4,      JULY 3,       JULY 4,
                                                                   1999         1998         1999          1998
                                                                  ------       -------      ------        -------
                                                                                   (UNAUDITED)
Net revenues..................................................   $ 484,737    $ 438,874    $ 928,840     $ 858,082
Cost of goods sold............................................     311,474      307,378      601,488       607,036
                                                                 ---------    ---------    ---------     ---------
Gross profit..................................................     173,263      131,496      327,352       251,046
Selling, general and administrative expenses..................     110,688       95,975      212,562       192,138
                                                                 ---------    ---------    ---------     ---------
Income before interest, income taxes and cumulative
    effect of change in accounting principle..................      62,575       35,521      114,790        58,908
Interest expense..............................................      18,679       15,146       35,512        28,779
                                                                 ---------    ---------    ---------     ---------
Income before income taxes  and cumulative effect
    of change in accounting principle.........................      43,896       20,375       79,278        30,129
Provision for income taxes....................................      16,050        7,435       28,540        11,101
                                                                 ---------    ---------    ---------     ---------
Income before cumulative effect of change
    in accounting principle...................................      27,846       12,940       50,738        19,028
Cumulative effect of change in accounting for deferred
    start-up costs, net.......................................          --           --           --       (46,250)
                                                                 ---------    ---------    ---------     ---------
Net income (loss).............................................   $  27,846    $  12,940    $  50,738     $ (27,222)
                                                                 =========    ==========   =========     =========

Basic earnings (loss) per common share:
   Income before cumulative effect of change
       in accounting principle................................   $    0.50    $    0.21    $    0.89     $    0.31
   Cumulative effect of accounting change.....................          --           --           --         (0.75)
                                                                 ---------    ---------    ---------     ---------
   Net income (loss)..........................................   $    0.50    $    0.21    $    0.89     $   (0.44)
                                                                 =========    =========    =========     =========

Diluted earnings (loss) per common share:
   Income before cumulative effect of change
     in accounting principle..................................   $    0.49    $    0.20    $    0.87     $    0.30
   Cumulative effect of accounting change.....................          --           --           --         (0.72)
                                                                 ---------    ---------    ---------     ---------
   Net income (loss)..........................................   $    0.49    $    0.20    $    0.87     $   (0.42)
                                                                 =========    =========    =========     =========

Cash dividends declared per share of common stock.............   $    0.09    $    0.09    $    0.18     $    0.18
                                                                 =========    =========    =========     =========

Shares used in computing earnings per share:
   Basic......................................................      56,034       62,603       57,063        62,358
                                                                 =========    =========    =========     =========
   Diluted...................................................       57,241       64,440       58,295        64,092
                                                                 =========    =========    =========     =========





  This Statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                             (DOLLARS IN THOUSANDS)


                                                                                        SIX  MONTHS ENDED
                                                                                    --------------------------
                                                                                    JULY 3,            JULY 4,
                                                                                     1999               1998
                                                                                    -------            -------
                                                                                            (UNAUDITED)

Cash flow from operating activities:
Net income (loss)..........................................................      $    50,738        $   (27,222)
                                                                                 -----------        -----------
Non-cash items included in net income:
       Depreciation and amortization.......................................           28,485             27,783
       Cumulative effect of accounting change..............................               --             46,250
       Amortization of unvested stock compensation.........................            2,941              2,089
       Change in deferred income taxes.....................................           25,478              6,347
       Other changes in operating accounts.................................         (278,643)          (178,174)
                                                                                 -----------        -----------
Net cash from operating activities.........................................         (171,001)          (122,927)
                                                                                 -----------        -----------

Cash flow from investing activities:
       Disposals of fixed assets...........................................               --                304
       Purchase of property, plant and equipment...........................          (33,073)           (72,121)
       Acquisition of assets and licenses..................................          (10,208)           (40,986)
       Increase in intangible and other assets.............................          (23,863)           (47,018)
                                                                                 ------------       -----------

Net cash from investing activities.........................................          (67,144)          (159,821)
                                                                                 ------------       -----------

Cash flow from financing activities:
       Borrowing under revolving credit facilities.........................          371,163            328,956
       Borrowing under term loan agreement.................................               --             21,500
       Proceeds from the exercise of stock options and
         repayment of notes receivable from employees......................            1,502             36,436
       Purchase of treasury shares and payment of
         withholding tax on option exercises...............................         (112,875)           (53,766)
       Repayments of debt..................................................           (3,500)            (4,724)
       Dividends paid......................................................          (10,333)           (10,378)
       Other...............................................................             (751)           (33,057)
                                                                                 -----------         ----------

Net cash from financing activities.........................................          245,206            284,967
                                                                                 -----------         ----------

Effect on cash due to currency translation.................................            2,277              2,312
                                                                                 -----------         ----------
Increase (decrease) in cash................................................            9,338              4,531
Cash at beginning of period................................................            9,495             12,009
                                                                                 -----------         ----------
Cash at end of period......................................................     $     18,833        $    16,540
                                                                                 ===========        ===========

Other changes in operating accounts:
       Accounts receivable.................................................     $    (86,602)       $   (71,998)
       Inventories.........................................................         (112,734)           (43,886)
       Other current assets................................................          (13,665)            (1,128)
       Accounts payable and accrued liabilities............................          (64,191)           (59,803)
       Accrued income taxes................................................           (1,451)            (1,359)
                                                                                 -----------        -----------
                                                                                $   (278,643)       $  (178,174)
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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of July 3, 1999 as well as its results of operations and cash flows for the periods ended July 3, 1999 and July 4, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of fiscal 1998, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes, as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning of 1998. In addition, the Company recognized in 1998 earnings for the three- and six-month periods ended July 4, 1998 approximately $8,263 and $22,585, before taxes, respectively, related to 1998 costs that would have been deferred under the Company's start-up accounting policy prior to the adoption of SOP 98-5. Prior to the early adoption of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.

Adjustments, Reclassifications and Revisions: As noted above, the Company early adopted SOP 98-5 in fiscal 1998. In connection with the adoption of the new accounting standard, an extensive effort was undertaken to identify all start-up related production and inefficiency costs that had previously been deferred. Over the last six years, the Company has opened or expanded 10 manufacturing facilities. In addition, to support anticipated future growth, the Company opened 2 new manufacturing facilities during 1998 for a total of 12 new facilities. This resulted in the Company incurring plant inefficiencies and other start-up related costs resulting from high turnover and related training and other costs. Such start-up related production and inefficiency costs had been classified in other assets and inventories. Because certain such costs identified in this process related to prior period activities, such prior period consolidated financial statements have been revised to reflect additional costs of goods sold. The amount of the revision affecting the fiscal 1998 earnings for the three- and six-month periods ended July 4, 1998 was $11,171 and $25,652, respectively. For additional information, see Notes 1 and 18 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 2 - EQUITY

As of July 3, 1999 and January 2, 1999, Class A common stock outstanding was 55,650,003 shares, net of 9,785,497 shares held in treasury and 59,084,934 shares, net of 6,087,674 shares held in treasury, respectively. On March 1, 1999, the Board of Directors authorized the repurchase of an additional 10.0 million shares of the Company's common stock to supplement its previously authorized 12.42 million share stock repurchase program. During the six months ended July 3, 1999, the Company repurchased 1,355,002 shares under equity option arrangements at a cost of approximately $49,419 and 2,287,700 shares in open market purchases at a cost of approximately $61,687. A total of approximately
9.5 million shares have been repurchased under the current authorization of
22.42 million shares leaving approximately 12.9 million shares available to repurchase. The Company has options outstanding on 142,200 shares at an average forward price of $24.61 per share at July 3, 1999. These option arrangements expire in August 1999. If the arrangements were settled on a net cash basis at July 3, 1999, the Company would be entitled to receive $260 based on the closing price of the Company's common stock. After accounting for these options, the Company has approximately 12.8 million shares available to repurchase. As of July 3, 1999, treasury stock includes approximately 9.8 million shares at a cost of $284,256.

In May 1999, the Company's Board of Directors authorized the issuance of 190,680 shares of restricted stock to certain employees, including officers and directors of the Company. The restricted shares vest ratably over four years and will be fully vested in May 2003. The fair market value of the restricted shares was approximately $5.4 million at the date of grant. The Company recognizes compensation expense equal to the fair value of the restricted shares on the date of grant over the vesting period.


NOTE 3 - 1998 RESTRUCTURING AND SPECIAL CHARGES

In the fiscal 1998 fourth quarter, the Company recorded restructuring and other special charges related to costs to exit certain facilities and activities, including charges related to inventory write-downs and valuations, asset impairments and employee termination and severance benefits. Through July 3, 1999, the reduction in force has been completed and 10 retail outlet stores were closed.



                                                                   Balance at         Amounts        Balance at
                                                                 January 2, 1999      Utilized      July 3, 1999
                                                                 ---------------   -------------    ------------
         Costs to exit facilities and activities..............     $   3,010         $   3,010       $      --
         Employee termination and severance...................         3,590             2,339           1,251
                                                                   ---------         ---------       ---------
                                                                   $   6,600         $   5,349       $   1,251
                                                                   =========         =========       =========


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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Unrealized gains at July 3, 1999 of $392 (net of deferred income taxes of $210), were included as a separate component of stockholders' equity. The Company did not have any marketable securities at January 2, 1999. Marketable securities are included in other current assets at July 3, 1999.


NOTE 5 - SUMMARIZED FINANCIAL INFORMATION - DESIGNER HOLDINGS

The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings, as of July 3, 1999 and January 2, 1999 and for the fiscal quarters ended July 3, 1999 and July 4, 1998, respectively. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels.



     BALANCE SHEET SUMMARY:                                                              JULY 3,        JANUARY 2,
                                                                                          1999             1999
                                                                                       ---------        ----------
       Current assets......................................................            $ 170,487         $ 115,328
       Noncurrent assets...................................................              581,563           589,191
       Current liabilities.................................................              162,151           140,000
       Noncurrent liabilities..............................................               57,200            58,067
       Redeemable preferred securities.....................................              102,370           101,836
       Stockholders' equity................................................              430,329           404,616


     INCOME STATEMENT SUMMARY:                                                               SIX MONTHS ENDED
                                                                                       -------------------------
                                                                                        JULY 3,         JULY 4,
                                                                                        1999(a)         1998(a)
                                                                                       --------        --------
       Net revenues........................................................            $ 251,275         $ 203,230
       Cost of good sold...................................................              166,133           137,243
       Net income..........................................................               25,713            18,843

       (a) Excludes net revenues of $35,300 and $35,700 for the six months of fiscal 1999 and 1998 respectively, now reported as Retail Outlet Store division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

 NOTE 6 - CASH FLOW INFORMATION


                                                                                           SIX MONTHS ENDED
                                                                                        -----------------------
                                                                                        JULY 3,          JULY 4,
                                                                                         1999             1998
                                                                                        -------          ------
Cash paid (received) for:
   Interest, including $ 1,392 and $ 1,317 capitalized in fiscal 1999
      and 1998, respectively...............................................             $ 34,449         $ 26,992
   Income taxes, net of refunds received...................................                3,024           (1,740)

                                          THE WARNACO GROUP, INC.
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 7 - EARNINGS PER SHARE

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  ---------------------     ----------------------
                                                                  JULY 3,      JULY 4,      JULY 3,       JULY 4,
                                                                   1999         1998         1999          1998
                                                                  --------     --------     --------     ---------
Numerator for basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting.......    $ 27,846     $ 12,940     $ 50,738      $ 19,028
Cumulative effect of change in accounting.....................          --           --           --       (46,250)
                                                                  --------     --------     --------     ---------

Net income (loss).............................................    $ 27,846     $ 12,940     $ 50,738      $(27,222)
                                                                  ========     ========     ========      ========

Denominator for basic earnings per share--weighted
   average shares.............................................      56,034       62,603       57,063        62,358
                                                                  --------     --------     --------      --------
Effect of dilutive securities:
   Employee stock options.....................................         570        1,335          391         1,267
   Restricted stock shares....................................         489          502          467           467
   Shares under put option contracts..........................         148           --          374            --
                                                                  --------     --------     --------      --------
   Dilutive potential common shares...........................       1,207        1,837        1,232         1,734
                                                                  --------   ----------     --------      --------
   Denominator for diluted earnings per share--
     weighted average adjusted shares.........................      57,241       64,440       58,295        64,092
                                                                  ========       ======     ========      ========

Basic earnings per share before cumulative effect of
   change in accounting.......................................     $  0.50     $   0.21     $   0.89      $   0.31
                                                                   =======     ========     ========      ========

Diluted earnings per share before cumulative effect of
   change in accounting.......................................     $  0.49     $   0.20     $   0.87      $   0.30
                                                                   =======     ========     ========      =========


Options to purchase shares of common stock that were outstanding during the three- and six-month periods of fiscal 1999 and 1998 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares were approximately 7.5 million and 0.3 million, respectively.

Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share for any of the periods presented as the impact would have been antidilutive.

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

                                          THE WARNACO GROUP, INC.
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


                                                                             SPORTSWEAR      RETAIL
                                                                  INTIMATE      AND          OUTLET
                                                                   APPAREL   ACCESSORIES     STORES        TOTAL
                                                                 ---------   -----------    --------     ---------
Three months ended July 3, 1999:
   Net revenues...............................................   $ 220,968    $ 230,910     $ 32,859     $ 484,737
   Adjusted EBITDA............................................      48,600       42,300        3,800        94,700

Three months ended July 4, 1998:
   Net revenues...............................................   $ 220,461    $ 184,783     $ 33,630     $ 438,874
   Adjusted EBITDA............................................      45,800       29,700        4,000        79,500

Six months ended July 3, 1999:
   Net revenues...............................................   $ 432,615    $ 439,172     $ 57,053     $ 928,840
   Adjusted EBITDA............................................      96,300       76,100        4,500       176,900

Six months ended July 4, 1998:
   Net revenues...............................................     438,505      361,538       58,039       858,082
   Adjusted EBITDA............................................      93,500       56,400        5,500       155,400


A reconciliation of total segment Adjusted EBITDA to total consolidated income before taxes and cumulative effect of a change in accounting principle for the three- and six- months ended July 3, 1999 and July 4, 1998, respectively, is as follows:

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                -----------------------    -----------------------
                                                                  JULY 3,      JULY 4,      JULY 3,        JULY 4,
                                                                   1999         1998         1999           1998
                                                                ----------    ---------    ---------     ---------
Total Adjusted EBITDA for reportable segments.................   $  94,700    $  79,500    $ 176,900     $ 155,400
General corporate expenses not allocated......................      17,425        7,280       33,625        20,472
Depreciation and amortization.................................      14,700       17,265       28,485        27,783
Effect of early adoption of SOP 98-5 and other
   start-up related production and inefficiency costs.........          --       19,434           --        48,237
Interest expense..............................................      18,679       15,146       35,512        28,779
                                                                ----------    ---------   -----------    ---------

Income before income taxes and cumulative effect
   of a change in accounting principle........................   $  43,896    $  20,375    $  79,278     $  30,129
                                                                ==========    =========   ==========     =========


NOTE 9 - COMPREHENSIVE INCOME

                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                -----------------------   ------------------------
                                                                   JULY 3,     JULY 4,       JULY 3,       JULY 4,
                                                                    1999         1998         1999          1998
                                                                ----------     --------   -----------   ----------
Net income (loss).............................................  $   27,846     $ 12,940   $    50,738    $ (27,222)
                                                                ----------     --------   -----------   ----------
Other comprehensive income (loss):
   Foreign currency translation adjustments...................       8,142         (104)        2,754        4,236
   Unrealized holding gains (losses)..........................        (360)          --           602           --
   Tax provision on unrealized holding gains..................         136           --          (210)          --
                                                                ----------     --------   -----------   ----------
Total other comprehensive income (loss).......................       7,918         (104)        3,146        4,236
                                                                ----------     --------   -----------   -----------
Comprehensive income (loss)...................................  $   35,764     $ 12,836   $    53,884    $ (22,986)
                                                                ==========     ========   ===========   ==========

                                          THE WARNACO GROUP, INC.
                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

The components of accumulated other comprehensive income (loss) as of July 3, 1999 and January 2, 1999 are as follows:


                                                                                  JULY 3,             JANUARY 2,
                                                                                   1999                  1999
                                                                               ------------          ------------

Foreign currency translation adjustments......................                 $    (12,949)         $    (15,703)
Unrealized holding gains, net.................................                          392                    --
                                                                               ------------          ------------

Total accumulated other comprehensive income (loss)...........                 $    (12,557)         $    (15,703)
                                                                               ============          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                ----------------------     ---------------------
                                                                  JULY 3,      JULY 4,      JULY 3,      JULY 4,
                                                                   1999         1998         1999         1998
                                                                --------      -------      -------      --------
                                                                        (AMOUNTS IN MILLIONS OF DOLLARS)
                                                                                 (UNAUDITED)
Net revenues..................................................   $ 484.7      $ 438.9      $ 928.8       $ 858.1
Cost of goods sold ...........................................     311.5        307.4        601.5         607.1
                                                                --------      -------     --------      --------
Gross profit..................................................     173.2        131.5        327.3         251.0
    % of net revenues.........................................      35.7%        30.0%        35.2%         29.3%
Selling, general and administrative expenses..................     110.7         96.0        212.6         192.1
                                                                --------      -------     --------      --------
Income before interest, income taxes and cumulative
   effect of change in accounting principle...................      62.5         35.5        114.7          58.9
    % to net revenues.........................................      12.9%         8.1%        12.3%          6.9%
Interest expense..............................................      18.7         15.2         35.5          28.8
Provision for income taxes....................................      16.0          7.4         28.5          11.1
                                                                --------      -------     --------      --------
Income before cumulative effect of change
   in accounting principle....................................  $   27.8      $  12.9     $   50.7      $   19.0
                                                                ========      =======     ========      ========

     Net revenues in the second quarter of fiscal 1999 were $484.7 million, $45.8 million or 10.4% higher than the $438.9 million recorded in the second quarter of fiscal 1998. For the six month period, net revenues increased $70.7 million or 8.2% over the comparable 1998 period.

     Net revenues in the Sportswear and Accessories division increased $46.1 million or 24.9% to $230.9 million in the second quarter of fiscal 1999 compared with $184.8 million in the second quarter of fiscal 1998. The improvement was principally due to increased Calvin Klein Jeanswear and Chaps by Ralph Lauren net revenues. For the six month period, net revenues increased $77.6 million or 21.5% to $439.2 million compared with $361.6 million in the comparable 1998 period. The improvement was due to increased net revenues in the Calvin Klein Jeanswear and Kidswear businesses.

     Intimate Apparel division net revenues increased $0.5 million or 0.2% to $221.0 million in the second quarter of fiscal 1999 from $220.5 million in the second quarter of fiscal 1998. Net revenues in the Calvin Klein Underwear segment improved $9.1 million or 14.7% to $70.8 million in the second quarter. The strong results were due to improved international revenues, primarily in Asia. In addition, the division reported strong growth in the Sleepwear segment, due to the addition of several new accounts, and in the Shapewear segment, where the Weight Watchers brand was launched during the second quarter. Partially offsetting these improvements was a decrease in the core Warner's/Olga businesses, reflecting a lower level of off-price sales and the discontinuation of certain product lines in the last quarter of fiscal 1998. International sales accounted for approximately 30% of total divisional net sales in the second quarter of fiscal 1999 and 1998. For the six month period, net revenues declined $5.9 million or 1.3% to $432.6 million compared with $438.5 million in the comparable 1998 period, with Warner's brand shipping a better mix of product with fewer closeouts than the previous year and lower sales due to discontinued product lines favorably offset by strong growth in the Calvin Klein Underwear and Bodyslimmers and Shapewear segments.

     The Retail Outlet Store division net revenues decreased in both the second quarter and six month period of fiscal 1999 compared with fiscal 1998, the result of the closing of approximately 10 underperforming stores in connection with the 1998 restructuring.

     Gross profit increased $41.8 million or 31.8% to $173.2 million in the second quarter of fiscal 1999 compared with $131.5 million in the second quarter of fiscal 1998. Gross margin was 35.7% in the second quarter of fiscal 1999 compared with 30.0% in the second quarter of fiscal 1998. For the six month period, gross profit increased $76.3 million or 30.4% to $327.3 million compared with $251.0 million in the comparable 1998 period. Gross margins improved to 35.2% in the 1999 six month period compared with 29.3% in 1998. The improvement in gross margin is a result of a decline in start-up related costs, a decrease in off-price sales in the Intimate Apparel division and lower costs in both the Intimate Apparel and Sportswear and Accessories divisions resulting from the Company's 1998 restructuring where the Company realigned factories, consolidated facilities and reduced headcount, resulting in a more favorable cost structure.

     Selling, general and administrative expenses increased $14.7 million or 15.3% to $110.7 million (22.8% of net revenues) in the second quarter of fiscal 1999 compared with $96.0 million (21.9% of net revenues) in the second quarter of fiscal 1998. The increase in selling, general and administrative expenses primarily reflects higher corporate expenses related to information systems and Year 2000 remediation expenses. For the six month period, selling, general and administrative expenses increased $20.4 million or 10.6% to $212.6 million (22.9% of net revenues) compared with $192.1 million (22.4% of net revenues) in the comparable 1998 period. The increase is the result of higher corporate expenses related to information systems and Year 2000 remediation expenses and increased marketing costs in the Sportswear and Accessories division.

     Interest expense increased $3.5 million to $18.7 million in the second quarter of fiscal 1999 compared with $15.2 million in the second quarter of fiscal 1998. For the six month period, interest expense was up $6.7 million over the comparable 1998 period to $35.5 million. The increase reflects the funding of the Company's recent acquisitions and stock buyback program.

     The provision for income taxes for the second quarter of fiscal 1999 was 36.6% which reflects an estimated effective income tax rate for the full year of 1999 of 36.0%.

     Net income for the second quarter of fiscal 1999 was $27.8 million compared with net income of $12.9 million in the second quarter of fiscal 1998. For the six month period, net income before the cumulative effect of a change in accounting principle in the first quarter of 1998 grew by $31.7 million to $50.7 million. The increase in net income reflects the higher net revenues and associated gross profit mentioned above.

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

     Cash used in operations was $(171.0) million in the first half of fiscal 1999 compared with $(122.9) million in the first half of fiscal 1998. The increase in cash used by operating activities reflects higher seasonal working capital requirements primarily in finished goods inventories to allow for a better order match rate in the second half of the year. Partially offsetting the increase in working capital was a higher level of net income compared with the first half of fiscal 1998.

     Cash used in investing activities was $(67.1) million for the first half of fiscal 1999 compared with $(159.8) million in the first half of fiscal 1998. Capital expenditures were $33.1 million in the first half of fiscal 1999 compared with $72.1 million in the first half of fiscal 1998. Fiscal 1999 included amounts for information systems implementations (net of reimbursements received of $24.0 million) and store fixture programs. During the second quarter of fiscal 1999, the Company acquired certain inventory along with the Canadian license for Chaps by Ralph Lauren for $10.2 million.

     Cash provided from financing activities was $245.2 million in the first half of fiscal 1999 compared with $285.0 million in the first half of fiscal 1998. The increase in the Company's revolving credit balance during the first half of the fiscal year of $371.2 million was higher than the $329.0 million increase in the first half of fiscal 1998 due to the increase in cash used by operating activities as previously discussed. The Company paid approximately $111.1 million for the repurchase of shares in the first half of fiscal 1999 compared with $53.8 million in the first half of fiscal 1998. The Company repaid $3.5 million of long term debt in the first half of fiscal 1999 compared with $4.7 million in the first half of fiscal 1998.

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

     Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program are to achieve competitive benefits for the Company, as well as assuring that all information systems will meet Year 2000 compliance. Full implementation of this program is expected to require expenditures of approximately $3.7 million over the next three months, primarily for Year 2000 compliance and system upgrades. Funding requirements have been incorporated into the Company's capital expenditure planning and are not expected to have a material adverse impact on financial condition, results of operations or liquidity. The implementation and testing processes are complete for the Calvin Klein underwear and Chaps by Ralph Lauren businesses and are anticipated to be completed by October 1999 for the remainder of the Company's businesses.

     As a part of its Year 2000 compliance program, the Company is in the process of testing its Year 2000 readiness for critical business processes and application systems. The Company has addressed issues identified during this test period. The Company has contacted key suppliers and vendors in order to determine the status of such third parties' Year 2000 remediation plans. Evaluation of suppliers' and vendors' readiness is currently on-going. The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. This process was begun in fiscal 1998 and is essentially complete at this time. The Company's contingency planning includes upgrading current information systems operating and application software to Year 2000 compliance. Such remediation costs have been charged to operations as incurred.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued a standard on accounting for derivative instruments and hedging activities. This standard, which is effective for the fiscal year beginning January 3, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities in the statement of financial position along with the measurement of such instruments at fair value. Management believes, based on current activities, that the implementation of this standard will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

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

Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of July 3, 1999, approximately $610.0 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of July 3, 1999, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $6.4 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $17.2 million.

Foreign Exchange Risk

     The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of July 3, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk, which included primarily currency option contracts, was $0.2 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be limited to $0.2 million, the fair value of these options.

                                     PART II
                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held on May 6, 1999, the shareholders of the Company (i) re-affirmed the performance goals under The Warnaco Group, Inc. Supplemental Incentive Compensation Plan (the number of affirmative votes cast was 46,848,515 and the number of negative votes cast was 2,165,402) and (ii) elected the following nominees to the Company's Board of
Directors:

                                                        For            Against         Withheld
                                                        ---            -------         --------
       Joseph H. Flom...........................     47,878,468           --           1,157,617
       Joseph A. Califano, Jr...................     48,198,672           --             837,413

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the second quarter of fiscal 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE WARNACO GROUP, INC.


Date: August 17, 1999                         By: /s/ WILLIAM S. FINKELSTEIN
                                                 ----------------------------------
                                                      William S. Finkelstein
                                                  Director, Senior Vice President
                                                    and Chief Financial Officer
                                                 Principal Financial and Accounting
                                                             Officer


Date: August 17, 1999                         By: /s/ STANLEY P. SILVERSTEIN
                                                -----------------------------------
                                                       Stanley P. Silverstein
                                                  Vice President, General Counsel
                                                            and Secretary


                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.......................'r'