Form 10-Q
period 1999-10-02
WARNACO GROUP INC /DE/
filed 1999-11-16
CIK 801351

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended October 2, 1999

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

                  [X]  Yes       [ ]  No

The number of shares outstanding of the registrant's Class A Common Stock as of November 12, 1999 is as follows: 55,634,895.

                                    Part I
                             FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        October 2,           January 2,
                                                                            1999                 1999
                                                                      -----------------     ---------------
                                                                                   (Unaudited)
ASSETS
Current assets:
Cash                                                                  $      13,857       $        9,495
Accounts receivable less reserves of $21,044 and $36,668                    324,379              199,369
Inventories:
Finished goods                                                              467,507              326,794
Work in process                                                             106,123               92,821
Raw materials                                                                56,675               52,404
                                                                     --------------       --------------
Total inventories                                                           630,305              472,019
Other current assets                                                         76,651               26,621
                                                                     --------------       --------------
Total current assets                                                      1,045,192              707,504
Property, plant and equipment (net of accumulated depreciation of
$145,713 and $119,891, respectively)                                        262,245              224,260
                                                                     --------------       --------------
Other assets:
Excess of cost over net assets acquired - net                               515,264              458,018
Other assets - net                                                          363,399              393,351
                                                                     --------------       --------------
Total other assets                                                          878,663              851,369
                                                                     --------------       --------------
                                                                      $   2,186,100       $    1,783,133
                                                                     ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                                     $     123,217       $       30,231
Accounts payable                                                            475,205              503,326
Accrued liabilities                                                         104,077              131,316
Deferred income taxes                                                        38,356               14,276
                                                                     --------------       --------------
Total current liabilities                                                   740,855              679,149
                                                                     --------------       --------------
Long-term debt                                                              744,237              411,886
                                                                     --------------       --------------
Other long-term liabilities                                                  28,378               12,129
                                                                     --------------       --------------
Company-Obligated Mandatorily Redeemable Convertible Preferred
Securities of Designer Finance Trust Holding Solely
Convertible Debentures                                                      102,637              101,836
                                                                     --------------       --------------
Stockholders' equity:
Common stock: $.01 par value                                                    655                  652
Additional paid-in capital                                                  961,017              953,512
Accumulated other comprehensive income                                        3,870              (15,703)
Accumulated deficit                                                         (97,208)            (176,997)
Treasury stock, at cost                                                    (285,696)            (171,559)
Unvested stock compensation                                                 (12,645)             (11,772)
                                                                     --------------       --------------
Total stockholders' equity                                                  569,993              578,133
                                                                     --------------       --------------
                                                                      $   2,186,100       $    1,783,133
                                                                     ==============       ==============


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)



                                                            Three Months Ended            Nine Months Ended
                                                      ----------------------------   -----------------------------
                                                        October 2,     October 3,      October 2,    October 3,
                                                            1999          1998            1999          1998
                                                      -------------- ------------   --------------  --------------
                                                                              (Unaudited)

Net revenues                                          $   579,612   $   544,125   $ 1,508,452   $ 1,402,207
Cost of goods sold                                        378,124       383,733       979,612       990,769
                                                      ------------  ------------  ------------  ------------
Gross profit                                              201,488       160,392       528,840       411,438
Selling, general and administrative expenses              111,277       104,390       323,839       296,528
                                                      ------------  ------------  ------------  ------------
Income before interest, income taxes and cumulative
effect of change in accounting principle                   90,211        56,002       205,001       114,910
Interest expense                                           20,869        15,077        56,381        43,856
                                                      ------------  ------------  ------------  ------------
Income before income taxes and cumulative effect
of change in accounting principle                          69,342        40,925       148,620        71,054
Provision for income taxes                                 24,963        13,981        53,503        25,082
                                                      ------------  ------------  ------------  ------------
Income before cumulative effect of change in
accounting principle                                       44,379        26,944        95,117        45,972
Cumulative effect of change in accounting for
deferred start-up costs, net                                 --            --            --         (46,250)
                                                      ------------  ------------  ------------  ------------
Net income (loss)                                     $    44,379   $    26,944   $    95,117   $      (278)
                                                      ============  ============  ============  ============

Basic earnings (loss) per common share:
Income before cumulative effect of change
in accounting principle                               $      0.80   $      0.44   $      1.68   $      0.74
Cumulative effect of accounting change                       --            --            --           (0.74)
                                                      ------------  ------------  ------------  ------------
Net income (loss)                                     $      0.80   $      0.44   $      1.68   $      --
                                                      ============  ============  ============  ============

Diluted earnings (loss) per common share:
Income before cumulative effect of change
in accounting principle                               $      0.80   $      0.43   $      1.65   $      0.72
Cumulative effect of accounting change                       --            --            --           (0.72)
                                                      ------------  ------------  ------------  ------------
Net income (loss)                                     $      0.80   $      0.43   $      1.65   $      --
                                                      ============  ============  ============  ============

Cash dividends declared per share of common stock     $      0.09   $      0.09   $      0.27   $      0.27
                                                      ============  ============  ============  ============

Shares used in computing earnings per share:

Basic                                                      55,154        61,830        56,463        62,197
                                                      ============  ============  ============  ============
Diluted                                                    55,793        63,300        57,497        63,807
                                                      ============  ============  ============  ============

This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                             (Dollars in thousands)


                                                            Nine Months Ended
                                                    --------------------------------
                                                       October 2,        October 3,
                                                         1999              1998
                                                    --------------     --------------
                                                              (Unaudited)
Cash flow from operating activities:
Net income (loss)                                         $  95,117    $    (278)
                                                         ----------    ----------
Non-cash items included in net income:
  Depreciation and amortization                              44,121       36,897
  Cumulative effect of accounting change                       --         46,250
  Amortization of unvested stock compensation                 4,585        3,533
  Change in deferred income taxes                            51,727       25,736
  Other changes in operating accounts                      (363,836)     (72,907)
                                                         ----------    ----------
Net cash from operating activities                         (168,286)      39,231
                                                         ----------    ----------

Cash flow from investing activities
  Disposals of fixed assets                                    --          2,210
  Purchase of property, plant & equipment                   (66,236)    (103,737)
  Payment of assumed liabilities and acquisition accruals      --        (18,801)
  Acquisition of assets and licenses                        (39,708)     (44,088)
  Increase in intangible and other assets                   (16,965)     (71,463)
                                                         ----------    ----------
Net cash from investing activities                         (122,909)    (235,879)
                                                         ----------    ----------

Cash flow from financing activities:
  Borrowing under revolving credit facilities               433,117      293,896
  Borrowing under term loan agreement                          --         20,706
  Proceeds from the exercise of stock options and
    repayment of notes receivable from employees              1,364       41,982
  Purchase of treasury shares and payment of
    withholding tax on option exercises                    (117,246)    (105,631)
  Repayments of debt                                         (7,780)      (5,697)
  Dividends paid                                            (15,328)     (16,082)
  Other                                                      (2,514)     (33,393)
                                                         ----------    ----------
Net cash from financing activities                          291,613      195,781
                                                         ----------    ----------

Effect on cash due to currency translation                    3,944        6,047
                                                         ----------    ----------
Increase (decrease) in cash                                   4,362        5,180
Cash at beginning of period                                   9,495       12,009
                                                         ----------    ----------
Cash at end of period                                     $  13,857    $  17,189
                                                         ==========    ==========

Other changes in operating accounts:
  Accounts receivable                                     $(123,755)   $(166,305)
  Inventories                                              (152,109)     (57,551)
  Other current assets                                      (25,484)       4,554
  Accounts payable and accrued liabilities                  (61,015)     146,883
  Accrued income taxes                                       (1,473)        (488)
                                                         ----------    ----------
                                                          $(363,836)   $ (72,907)
                                                         ==========    ==========

This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 2, 1999 as well as its results of operations and cash flows for the periods ended October 2, 1999 and October 3, 1998, see Note 9. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of fiscal 1998, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes, as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning of 1998. In addition, the Company recognized in 1998 earnings for the three- and nine- month periods ended October 3, 1998 approximately $14,473 and $37,058, before taxes, respectively, related to 1998 costs that would have been deferred under the Company's start-up accounting policy prior to the adoption of SOP 98-5. Prior to the early adoption of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.

Adjustments, Reclassifications and Revisions: As noted above, the Company early adopted SOP 98-5 in fiscal 1998. In connection with the adoption of the new accounting standard, an extensive effort was undertaken to identify all start-up related production and inefficiency costs that had previously been deferred. Over the last nine years, the Company has opened or expanded 10 manufacturing facilities. In addition, to support anticipated future growth, the Company opened 2 new manufacturing facilities during 1998 for a total of 12 new facilities. This resulted in the Company incurring plant inefficiencies and other start-up related costs resulting from high turnover and related training and other costs. Such start-up related production and inefficiency costs had been classified in other assets and inventories. Because certain such costs identified in this process related to prior period activities, such prior period consolidated financial statements have been revised to reflect additional costs of goods sold. The amount of the revision affecting the fiscal 1998 earnings for the three- and nine-month periods ended October 3, 1998 was $12,066 and $37,718, respectively. For additional information, see Notes 1 and 18 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Note 2 - Equity

As of October 2, 1999 and January 2, 1999, Class A common stock outstanding was 55,590,745 shares, net of 9,864,050 shares held in treasury and 59,084,934 shares, net of 6,087,674 shares held in treasury, respectively. On March 1, 1999, the Board of Directors authorized the repurchase of an additional 10.0 million shares of the Company's common stock to supplement its previously authorized 12.42 million share stock repurchase program. During the nine months ended October 2, 1999, the Company repurchased 1,497,202 shares under equity option arrangements at a cost of approximately $52,919 and 2,287,700 shares in open market purchases at a cost of approximately $61,687. A total of approximately 9.6 million shares have been repurchased under the current authorization of 22.42 million shares leaving approximately 12.8 million shares available to repurchase.

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

On August 19, 1999, the Board of Directors of the Company adopted a Rights Agreement (the "Agreement"). Under the terms of the Agreement, the Company declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record on August 31, 1999. Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a Series A Junior Participating Preferred Stock, par value $.01 per share at a purchase price of $100 per unit. The Rights only become exercisable, if not redeemed, ten days after a person or group has acquired 15% or more of the Company's common stock or the announcement of a tender offer that would result in a person or group acquiring 15% or more of the Company's common stock. The Agreement expires on August 31, 2009, unless earlier redeemed or extended by the Company.

Note 3 - 1998 Restructuring and Special Charges

In the fiscal 1998 fourth quarter, the Company recorded restructuring and other special charges related to costs to exit certain facilities and activities, including charges related to inventory write-downs and valuations, asset impairments and employee termination and severance benefits. Through October 2, 1999, the reduction in force has been completed and 10 retail outlet stores were closed.


                                             Balance at       Amounts      Balance at
                                            Jan. 2, 1999     Utilized     Oct. 2, 1999
                                            -------------   ----------    -------------
  Costs to exit facilities and activities     $  3,010       $  3,010        $   --
  Employee termination and severance             3,590          2,957            633
                                            -------------   ----------    -------------
                                              $  6,600       $  5,967        $   633
                                            =============   ==========    =============

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)


Note 4 - Investments

During the first quarter of fiscal 1999, the Company received shares of common stock in exchange for the early termination of a non-compete agreement with the former principal stockholder of its Designer Holdings subsidiary. The fair market value of the common stock on the date of issuance was $875, which was recorded as a reduction of goodwill associated with the Designer Holdings acquisition. During 1998 and 1999, the Company invested $7,575 to acquire an interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. These investments are classified as available-for-sale securities and recorded at fair value based on quoted market prices. Unrealized gains at October 2, 1999 of $15,629 (net of deferred income taxes of $8,791), were included as a separate component of stockholder's equity. The Company did not have any marketable securities at January 2, 1999. Marketable securities are included in other current assets at October 2, 1999.

Note 5 - Acquisitions

In September 1999, the Company acquired the outstanding common stock of A.B.S. Clothing Collection, Inc. ("ABS"). ABS is a leading contemporary designer of casual sportswear and dresses sold through better department and specialty stores. The purchase price consisted of a cash payment of $29,500, shares of the Company's common stock with a fair market value of $2,200 and a deferred cash payment of $22,800. The acquisition was accounted for as a purchase. The preliminary allocation of the purchase price to the fair market value of assets acquired is summarized as follows:

          Accounts receivable                              $ 1,255
          Inventories                                        4,469
          Property and equipment                             1,086
          Intangible and other assets                       52,154
          Accounts payable and accrued expenses             (4,341)
          Other liabilities                                   (123)
                                                           --------
                                                           $54,500
                                                           ========

The final allocation of the purchase price to acquired tangible and intangible assets, based on an independent appraisal, will be completed by the end of fiscal 1999. The acquisition did not have a material pro-forma impact on 1999 consolidated earnings.

Note 6 - Summarized Financial Information - Designer Holdings

The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings, as of October 2, 1999 and January 2, 1999 and for the nine months ended October 2, 1999 and October 3, 1998, respectively. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)


     Balance sheet summary:                                          October 2,         January 2,
                                                                        1999               1999
                                                                  ----------------   ---------------
       Current assets.........................................         $ 207,650       $ 115,328
       Noncurrent assets......................................           544,831         589,191
       Current liabilities....................................           138,755         140,000
       Noncurrent liabilities.................................            56,767          58,067
       Redeemable preferred securities........................           102,637         101,836
       Stockholder's equity...................................           454,322         404,616

       Income statement summary:                                           Nine months ended
                                                                     October 2,        October 3,
                                                                       1999(a)           1998(a)
                                                                  ----------------   ---------------
       Net revenues...........................................         $ 413,505       $ 332,806
       Cost of goods sold.....................................           264,253         223,449
       Net income.............................................            49,706          33,061



(a) Excludes net revenues of $61,100 and $59,300 for the nine months of fiscal 1999 and 1998 respectively, reported as Retail Outlet Store division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

 Note 7 - Cash Flow Information


                                                                           Nine months ended
                                                                     October 2,      October 3,
       Cash paid (received) for:                                       1999             1998
       Interest, including $2,455 and  $962 capitalized in       ---------------  ---------------
            fiscal 1999 and 1998, respectively                    $    54,679        $   42,224
       Income taxes, net of refunds received                      $     5,491        $   (7,571)


                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)


Note 8 - Earnings per Share

                                                             Three Months Ended     Nine Months Ended
                                                           --------------------- ------------------------
                                                            October 2, October 3, October 2,  October 3,
                                                              1999        1998       1999        1998
                                                           ----------- ---------- ----------- -----------

Numerator for basic and diluted earnings (loss) per share:

Income before cumulative effect of change in accounting      $ 44,379   $ 26,944   $ 95,117   $ 45,972
Cumulative effect of change in accounting                        --         --         --      (46,250)
                                                             --------   --------   --------   ----------
Net income (loss)                                            $ 44,379   $ 26,944   $ 95,117   $   (278)
                                                             ========   ========   ========   ==========
Denominator for basic earnings per share -- weighted
  average shares                                               55,154     61,830     56,463     62,197
                                                             --------   --------   --------   ----------
Effect of dilutive securities:
  Employee stock options                                          169        521        316      1,019
  Restricted stock shares                                         470        507        468        481
  Shares under put option contracts                              --          442        250        110
                                                             --------   --------   --------   ----------
  Dilutive potential common shares                                639      1,470      1,034      1,610
                                                             --------   --------   --------   ----------
  Denominator for diluted earnings per share --
    weighted average adjusted shares                           55,793     63,300     57,497     63,807
                                                             ========   ========   ========   ==========
Basic earnings per share before cumulative effect of
  change in accounting                                       $   0.80   $   0.44   $   1.68   $   0.74
                                                             ========   ========   ========   ==========
Diluted earnings per share before cumulative effect of
  change in accounting                                       $   0.80   $   0.43   $   1.65   $   0.72
                                                             ========   ========   ========   ==========





Options to purchase shares of common stock that were outstanding during the three- and nine-month periods of fiscal 1999 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares were approximately
13.2 million and 7.5 million, respectively. For the three- and nine-month periods of fiscal 1998, such options to purchase common stock excluded from the computation of diluted earnings per share were approximately 0.3 million.

Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share for any of the periods presented as the impact would have been antidilutive.

Note 9 - Business Segments

The Company designs, manufactures and markets apparel within the Intimate Apparel, Sportswear and Accessories markets and operates a Retail Outlet Store Division for the disposition of excess and irregular inventory. Information by business segment is set forth below:

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)




                                                                      Sportswear       Retail
                                                     Intimate             and          Outlet
                                                      Apparel        Accessories       Stores           Total
                                                  ---------------  --------------  --------------  ---------------
Three months ended October 2, 1999
     Net Revenues                                  $   250,072      $    289,857    $   39,683      $     579,612
     Adjusted EBITDA                                    60,000            57,200         5,700            122,900
Three months ended October 3, 1998:
     Net Revenues                                  $   245,138      $    262,455    $   36,532      $     544,125
     Adjusted EBITDA                                    59,500            45,400         5,700            110,600
Nine months ended October 2, 1999:
     Net Revenues                                  $   682,687      $    729,029    $   96,736      $   1,508,452
     Adjusted EBITDA                                   156,300           133,300        10,200            299,800
Nine months ended October 3, 1998:
     Net Revenues                                  $   683,643      $    623,993    $   94,571      $   1,402,207
     Adjusted EBITDA                                   153,000           101,800        11,200            266,000




On an ongoing basis, the Company reviews and updates the methodology reflected in the cost accounting processes throughout the Company including its manufacturing units. During the third quarter of fiscal 1999, this review resulted in a refinement of the calculation of certain inventoriable costs in the Intimate Apparel division which resulted in a reduction of cost of sales of approximately $6.0 million, net of tax. This refinement is not expected to be material in the 1999 fiscal year. A reconciliation of total segment Adjusted EBITDA to total consolidated income before taxes and cumulative effect of a change in accounting principle for the three- and nine- months ended October 2, 1999 and October 3, 1998, respectively, is as follows:



                                                        Three months ended     Nine Months Ended
                                                      ----------------------  ----------------------
                                                       October 2, October 3,  October 2, October 3,
                                                         1999        1998       1999       1998
                                                      ----------  ----------  ---------- ----------
Total adusted EBITDA for reportable segments           $122,900   $110,600   $299,800   $266,000
General corporate expenses not allocated                 17,053     16,301     50,678     43,095
Depreciation and amortization                            15,636     11,758     44,121     33,219
Effect of early adoption of SOP 98-5 and other
  start-up related production and inefficiency costs       --       26,539       --       74,776
Interest expense                                         20,869     15,077     56,381     43,856
                                                       --------   --------   --------   --------
Income before income taxes and cumulative effect
  of a change in accounting policy                     $ 69,342   $ 40,925   $148,620   $ 71,054
                                                       ========   ========   ========   ========

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)


Note 10 - Comprehensive Income



                                                        Three Months Ended               Nine Months Ended
                                                    -----------------------------   ------------------------------
                                                     October 2,     October 3,       October 2,      October 3,
                                                        1999           1998             1999            1998
                                                    -------------- --------------   -------------- ---------------

Net income (loss)                                    $   44,379     $   26,944       $   95,117     $       (278)
                                                    -------------- --------------   -------------- ---------------
Other comprehensive income (loss):
   Foreign currency translation adjustments                1,190        (7,118)           3,944           (2,882)
   Unrealized holding gains (losses)                      23,808           -             24,420              -
   Tax provision on unrealized holding gains              (8,571)          -             (8,791)             -
                                                    -------------- --------------   -------------- ---------------
Total other comprehensive income (loss)                   16,427         (7,118)         19,573           (2,882)
                                                    -------------- --------------   -------------- ---------------
Comprehensive income (loss)                          $    60,806     $   19,826       $ 114,690      $    (3,160)
                                                    ============== ==============   ============== ===============



The components of accumulated other comprehensive income (loss) as of October 2, 1999 and January 2, 1999 are as follows:


                                                                   October 2,                 January 2,
                                                                     1999                        1999
                                                               ----------------            ---------------
Foreign currency translation adjustments                        $      (11,759)             $    (15,703)
Unrealized holding gains, net                                           15,629                        --
                                                               ----------------            ---------------
Total accumulated other comprehensive income (loss)             $        3,870              $    (15,703)
                                                               ===============             ================


Note 11 - Subsequent Event

On October 10, 1999 the Company announced that it made a cash offer to acquire all of the outstanding common stock of Authentic Fitness Corporation in a negotiated transaction for $20.50 per share in cash plus the assumption of Authentic Fitness' debt. On November 15, 1999 the Company and Authentic Fitness Corporation entered into a definitive merger agreement for Warnaco's acquisition, subject to certain conditions, of all of the common stock of Authentic Fitness for $20.80 per share in cash plus the assumption of Authentic Fitness' debt. In connection with the proposed transaction, the Company has obtained financing commitments from several financial institutions in the amount of $600,000.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)


Item 2. Management's Discussion and Analysis of Results of Operations And Financial Condition.

Results of Operations.

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                             Three Months Ended        Nine Months Ended
                                                          ------------------------ --------------------------
                                                           October 2,   October 3,  October 2,    October 3,
                                                              1999        1998         1999         1998
                                                         ------------- ----------- ------------  -------------
                                                                    (Amounts in millions of dollars)
                                                                              (Unaudited)

Net revenues                                             $  579.6       $ 544.1     $ 1,508.4     $ 1,402.2
Cost of goods sold                                          378.1         383.7         979.6         990.8
                                                         --------       -------     ---------     ---------
Gross profit                                                201.5         160.4         528.8         411.4
%of net revenues                                             34.8%         29.5%         35.1%         29.3%
Selling, general and administrative expenses                111.3         104.4         323.8         296.5
                                                         --------       -------     ---------     ---------
Income before interest, income taxes and cumulative
effect of change in accounting principle                     90.2          56.0         205.0         114.9
%of net revenues                                             15.6%         10.3%         13.6%          8.2%
Interest expense                                             20.9          15.1          56.4          43.9
Provision for income taxes                                   24.9          14.0          53.5          25.1
                                                         --------       -------     ---------     ---------
Income before cumulative effect of change
in accounting principle                                  $   44.4       $  26.9     $    95.1     $    45.9
                                                         ========       =======     =========     =========


     Net revenues in the third quarter of fiscal 1999 were $579.6 million, $35.5 million or 6.5% higher than the $544.1 million recorded in the third quarter of fiscal 1998. For the nine month period, net revenues increased $106.2 million or 7.6% over the comparable 1998 period.

     Net revenues in the Sportswear and Accessories division increased $27.4 million or 10.4% to $289.9 million in the third quarter of fiscal 1999 compared with $262.5 million in the third quarter of fiscal 1998. The improvement was principally due to strong shipments of Calvin Klein jeans coupled with the September 1999 acquisition of ABS by Allen Schwartz. Partially offsetting these increases were lower Chaps sales, primarily due to the loss of two customers accounting for over $6.0 million of 1998 third quarter sales. For the nine month period, net revenues increased $105.0 million or 16.8% to $729.0 million compared with $624.0 million in the comparable 1998 period. The improvement was due to stronger Calvin Klein jeanswear and kidswear shipments.

     Intimate Apparel division net revenues increased $4.9 million or 2.0% to $250.1 million in the third quarter of fiscal 1999 from $245.1 million in the third quarter of fiscal 1998. Net revenues in the Calvin Klein Underwear segment improved $1.8 million or 1.9% to $98.8 million in the third quarter. The division reported strong growth in the Sleepwear segment, due to the addition of several new accounts, and in the Shapewear segment, where the Weight Watchers brand was launched during the second quarter of 1999. Partially offsetting these improvements was a decrease in the core Warner's/Olga businesses, reflecting a lower level of off-price sales, the discontinuation of certain product lines in the last quarter of fiscal 1998 and the loss of three major customers.

International sales accounted for approximately 26% of total divisional net sales in the third quarter of fiscal 1999 compared with 33% in the 1998 third quarter. For the nine month period, net revenues declined $1.0 million or 0.1% to $682.7 million compared with $683.6 million in the comparable 1998 period, with the Warner's and Olga brands affected by the loss of three major customers as well as discontinued product lines favorably offset by strong growth in the Calvin Klein Underwear and Bodyslimmers and Shapewear segments.

     The Retail Outlet Store division net revenues increased $3.2 million or 8.6% to $39.7 million in the third quarter of fiscal 1999 compared with fiscal 1998 net revenues of $36.5 million. For the nine month period, net revenues increased $2.2 million or 2.3% to $96. 7 million. During 1999, the Company closed 10 underperforming stores in connection with the 1998 restructuring.

     Gross profit increased $41.1 million or 25.6% to $201.5 million in the third quarter of fiscal 1999 compared with $160.4 million in the third quarter of fiscal 1998. Gross margin was 34.8% in the third quarter of fiscal 1999 compared with 29.5% in the third quarter of fiscal 1998. For the nine month period, gross profit increased $117.4 million or 28.5% to $528.8 million compared with $411.4 million in the comparable 1998 period. Gross margins improved to 35.1% in the 1999 nine month period compared with 29.3% in 1998. The improvement in gross margin is a result of a decline in start-up related costs, a decrease in off-price sales in the Intimate Apparel division and lower costs in both the Intimate Apparel and Sportswear and Accessories divisions resulting from the Company's 1998 restructuring where the Company realigned factories, consolidated facilities and reduced headcount, resulting in a more favorable cost structure and refinement in the calculation of certain inventoriable costs. See Note 9 - Business Segments.

     Selling, general and administrative expenses increased $6.9 million or 6.6% to $111.3 million (19.2% of net revenues) in the third quarter of fiscal 1999 compared with $104.4 million (19.2% of net revenues) in the third quarter of fiscal 1998. The increase in selling, general and administrative expenses primarily reflects higher corporate expenses related to information systems and Year 2000 remediation expenses. For the nine month period, selling, general and administrative expenses increased $27.3 million or 9.2% to $323.8 million
(21.5% of net revenues) compared with $296.5 million ( 21.1% of net revenues) in the comparable 1998 period. The increase is the result of higher corporate expenses related to information systems and Year 2000 remediation expenses and increased marketing costs in the Sportswear and Accessories division.

     Interest expense increased $5.8 million to $20.9 million in the third quarter of fiscal 1999 compared with $15.1 million in the third quarter of fiscal 1998. For the nine month period, interest expense was up $12.5 million over the comparable 1998 period to $56.4 million. The increase reflects the funding of the Company's recent acquisitions and stock buyback program.

     The provision for income taxes for the third quarter and year to date period of fiscal 1999 reflects an estimated full year effective tax rate of 36.0%.

     Net income for the third quarter of fiscal 1999 was $ 44.4 million compared with net income of $26.9 million in the third quarter of fiscal 1998. For the nine month period, net income before the cumulative effect of a change in accounting principle in the first quarter of 1998 grew by $49.2 million to $95.1 million. The increase in net income reflects the higher net revenues and associated gross profit mentioned above.

Capital Resources and Liquidity.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of its working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the third quarter and during the third quarter of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first nine months of the fiscal year.

     Cash used in operations was $(168.3) million in the first nine months of fiscal 1999 compared with cash provided by operations of $39.2 million in the comparable period of fiscal 1998. The increase in cash used by operating activities reflects higher finished goods inventories, primarily in Intimate Apparel, to allow for a better order match rate in the last quarter of 1999 and to allow for the planned delay in production due to the start-up of two manufacturing facilities in Mexico. The increase in cash used by operating activities also reflects the favorable trade payment terms the Company negotiated in the third quarter of fiscal 1998. Partially offsetting the increase used for working capital was a higher level of net income compared with 1998.

     Cash used in investing activities was $(122.9) million for the first nine months of fiscal 1999 compared with $(235.9) million in the first nine months of fiscal 1998. Capital expenditures were $66.2 million in the first nine months of fiscal 1999 compared with $103.7 million in the comparable 1998 period. Fiscal 1999 included amounts for information systems implementations (net of reimbursements received of $24.0 million) and store fixture programs. During the third quarter of fiscal 1999, the Company acquired the outstanding common stock of A.B.S. Clothing Collection, Inc. for $54.5 million. The purchase price consisted of $31.7 million in cash and Company stock with the balance of $22.8 million deferred and payable quarterly based on a percentage of sales. During the second quarter of fiscal 1999, the Company acquired certain inventory along with the Canadian license for Chaps by Ralph Lauren for $10.2 million.

     Cash provided from financing activities was $291.6 million in the first nine months of fiscal 1999 compared with $195.8 million in the first nine months of fiscal 1998. The increase in the Company's revolving credit balance during the first nine months of the fiscal year of $433.1 million was higher than the $293.9 million increase in the first nine months of fiscal 1998 due to the increase in cash used by operating activities as previously discussed. The Company paid approximately $117.2 million for the repurchase of shares in the first nine months of fiscal 1999 compared with $105.6 million in the first nine months of fiscal 1998. The Company repaid $7.8 million of long term debt in the first nine months of fiscal 1999 compared with $5.7 million in the first nine months of fiscal 1998.

     The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet the working capital, share repurchase and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

     In October 1999, the Company announced that it made a cash offer to acquire all of the outstanding common stock of Authentic Fitness Corporation in a negotiated transaction for $20.50 per share in cash plus the assumption of Authentic Fitness' debt. On November 15, 1999 the Company and Authentic Fitness Corporation entered into a definitive merger agreement for Warnaco's acquisition, subject to certain conditions, of all of the common stock of Authentic Fitness for $20.80 per share in cash plus the assumption of Authentic Fitness' debt. In connection with the proposed transaction, the Company has obtained financing commitments from several financial institutions in the amount of $600.0 million.

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

     Following a comprehensive review of current systems and future requirements to support international growth, the Company initiated a program to replace existing capabilities with enhanced hardware and software applications. The objectives of the program were to achieve competitive benefits for the Company, as well as assuring that all information systems meet Year 2000 compliance. Full implementation of this program was accomplished as of the beginning of October 1999 for all of the Company's divisions.

     As a part of its Year 2000 compliance program, the Company has contacted key suppliers and vendors in order to determine the status of such third parties Year 2000 remediation plans. Evaluation of suppliers and vendors readiness is currently on-going. The Company recognizes the need for Year 2000 contingency plans in the event that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. This process was begun in fiscal 1998 and is essentially complete at this time.

     The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes described above will be fully effective. The failure to identify Year 2000 problems or, the failure of key third parties who do business with the Company or governmental regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors and business interruptions.

     This Year 2000 update should be read in conjunction with the Company's disclosure under Statement Regarding Forward-looking Disclosures.

New Accounting Standards

     In June 1998, the FASB issued a standard on accounting for derivative instruments and hedging activities. This standard, which is effective for the Company's fiscal year beginning January 3, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives as either assets or liabilities in the statement of financial position along with the measurement of such instruments at fair value. Management believes, based on current activities, that the implementation of this standard will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

Statement Regarding Forward-looking Disclosure

     This Report includes forward-looking statements within the meaning of
Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.

Interest Rate Risk
     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of October 2, 1999, approximately $610.0 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of October 2, 1999, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $12.2 million. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $14.6 million.

Foreign Exchange Risk
     The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of October 2, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk, which included primarily currency option contracts, was $0.1 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be limited to $0.1 million, the fair value of these options.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

           4.5 Rights Agreement, dated as of August 19, 1999, between the Warnaco Group, Inc. and the Bank of New York (incorporated herein by reference to Exhibit 4 to the Company's Form 8-K filed
               August 20, 1999)

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.


     A Report on Form 8-K was filed on August 19, 1999 in connection with the execution of the Rights Agreement between the Registrant and the Bank of New York, as Rights Agent.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE WARNACO GROUP, INC.

Date: November 16, 1999               By: /s/ WILLIAM S. FINKELSTEIN
                                        ---------------------------------
                                             William S. Finkelstein
                                         Director, Senior Vice President
                                          and Chief Financial Officer
                                       Principal Financial and Accounting
                                                    Officer

Date:   November 16, 1999             By: /s/ STANLEY P. SILVERSTEIN
                                        ---------------------------------
                                             Stanley P. Silverstein
                                         Vice President, General Counsel
                                                 and Secretary


                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as ..................... 'r'