Form 10-K
period 2000-01-01
WARNACO GROUP INC /DE/
filed 2000-03-31
CIK 801351

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000
                                       or

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

                                 90 Park Avenue
                            New York, New York 10016
                    (Address of principal executive offices)
            Registrant's telephone number, including area code: (212) 661-1300
                            ------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
             Title of each class                          on which registered
             -------------------                          -------------------
Class A Common Stock, par value $0.01 per share         New York Stock Exchange
Convertible Trust Originated Preferred Securities*      New York Stock Exchange

* Issued by Designer Finance Trust. Payments of distributions and payment on liquidation or redemption are guaranteed by the registrant.

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

Yes [x]      No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Class A Common Stock, the only voting stock of the registrant issued and outstanding, held by non-affiliates of the registrant as of March 29, 2000, was approximately $522,594,325.

      The number of shares outstanding of the registrant's Class A Common Stock as of March 29, 2000: 53,229,388.

      Documents incorporated by reference: The definitive Proxy Statement of The Warnaco Group, Inc. relating to the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

===============================================================================

                                     PART I

Item 1. Business.

(a) General Development of Business.

      The Warnaco Group, Inc. (the "Company"), a Delaware corporation, was organized in 1986 for the purpose of acquiring the outstanding shares of Warnaco Inc. ("Warnaco"). As a result of the Company's acquisition of Warnaco, Warnaco became a wholly-owned subsidiary of the Company.

      The Company and its subsidiaries design, manufacture and market a broad line of women's intimate apparel, such as bras, panties, sleepwear, shapewear and daywear; men's apparel, such as sportswear, jeanswear, khakis, underwear and accessories, women's and junior's apparel, such as sportswear and jeanswear and active apparel, such as swimwear, swim accessories and fitness apparel all of which are sold under a variety of internationally recognized owned and licensed brand names. During fiscal 1999, the Company acquired Authentic Fitness Corporation ("Authentic Fitness") which designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Speedo Authentic Fitness'r', Catalina'r', Anne Cole'r', Cole of California'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r', Oscar de la Renta'r', Sunset Beach'r', and Sandcastle'r' brand names and activewear and swimwear under the White Stag'r' brand name. In fiscal 1999, the Company also acquired Penhaligon's Ltd., a United Kingdom based retailer of perfumes, soaps, toiletries and other products for men and women; IZKA'r', a French retailer of seam-free and seamless women's intimate apparel products; A.B.S. by Allen Schwartz'r', a leading contemporary designer of casual sportswear and dress lines, sold through better department and specialty stores and Chaps Canada, the Canadian Chaps licensee for men's sportswear. In 1999, the Company also entered into an exclusive license agreement with Weight Watchers International, Inc., ("Weight Watchers") to market shapewear and activewear for the mass market under the Weight Watchers'r' label, successfully launching its Shapewear line in June 1999. During fiscal 1998, the Company acquired the sub-license to produce Calvin Klein'r' jeans and jeans-related products for children in the United States, Mexico and Central and South America. The Company also acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. In addition, the Company discontinued several underperforming product lines and styles. During fiscal 1997, the Company acquired Designer Holdings Ltd. ("Designer Holdings"), which develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors, and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear, khakis and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK/Calvin Klein Jeans'r' and CK/Calvin Klein/Khakis'r' labels.

      The Company's growth strategy is to continue to capitalize on its highly recognized brand names worldwide while broadening its channels of distribution and improving manufacturing efficiencies and cost controls. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates in three business segments, Intimate Apparel, Sportswear and Accessories and Retail Stores, which accounted for 44.6%, 48.4% and 7.0%, respectively, of net revenues in fiscal 1999, and 47.4%, 46.7% and 5.9%, respectively, of the Company's gross profit for the same period.

     The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Van Raalte'r', Weight Watchers'r', Fruit of the Loom'r' and Bodyslimmers'r' brand names. In addition, the Intimate Apparel Division designs, manufactures and markets men's underwear under the Calvin Klein brand name. The Intimate Apparel Division is the leading marketer of women's bras to department and specialty stores in the United States, as measured by the NPD Group, Inc. ("NPD"), accounting for 39.0% of the women's bra market share in the 1999 calendar year, up 1.5% over 1998's 37.5%. The Warner's and Olga brand names, which are owned by the Company, have been in business for 126 and 59 years, respectively. All of the Company's Intimate Apparel brands are owned with the exception of Fruit of the Loom bras and Weight Watchers, which are licensed.

      The Intimate Apparel Division's strategy is to increase its channels of distribution and expand its highly recognized brand names worldwide. In February 1996, the Company purchased the GJM Group of Companies ("GJM") from Cygne Designs, Inc. GJM is a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers which also increased the Company's presence in a growing segment of the intimate apparel market. Bodyslimmers is a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers, In July 1996, the Company acquired the Lejaby/Euralis Group of Companies ("Lejaby"). Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products in the critical European market.

      In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart and KMart, under the Fruit of the Loom brand name and has built its market share to 4.4% in the mass merchandise market as measured by NPD. This license was renewed by the Company in 1994 and was further extended and renewed in 1998. In late 1994, the Company purchased the Van Raalte trademark for $1.0 million and launched an intimate apparel line through Sears stores in July 1995. In fiscal 1999, the Company entered into the license agreement with Weight Watchers to design, manufacture and market of shapewear and activewear under the Weight Watchers brand name.

      The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Calvin Klein and Catalina brand names; better to premium priced women's and junior's apparel under the Calvin Klein and A.B.S. by Allen Schwartz'r' brand names; and moderate to better active apparel under the Speedo, Speedo Authentic Fitness, Catalina, Anne Cole, Cole of California, Ralph Lauren, Polo Sport Ralph Lauren, Polo Sport-RLX, Oscar de la Renta, Sunset Beach and Sandcastle brand names. During fiscal 1999, the Company acquired Authentic Fitness Corporation which designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the above listed brand names and activewear and swimwear under the White Stag brand name. In fiscal 1999, the Company also acquired A.B.S. by Allen Schwartz, a leading contemporary designer of casual sportswear and dress lines, sold through better department and specialty stores and Chaps Canada, the Canadian Chaps licensee for men's sportswear. In December 1997, the Company completed the acquisition of Designer Holdings which develops, manufactures and markets designer jeanswear and jeans related sportswear for men, women and juniors under the Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis labels. The Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis brands complement the Company's existing product lines, including Calvin Klein underwear for men and women and Calvin Klein men's accessories. During fiscal 1998, the Company expanded the Calvin Klein jeanswear business by acquiring the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America. In addition, the Company acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. Chaps by Ralph Lauren has increased its net revenues by approximately 700% since 1991 from $39.0 million to $317.4 million in 1999, predominantly by expanding product classifications and updating its styles. In 1995, the Company extended its Chaps by Ralph Lauren license through December 31, 2008. The Sportswear and Accessories Division's strategy is to build on the strength of its brand names and eliminate those businesses which generate a profit contribution below the Company's required return. Consistent with this strategy, the Company has eliminated several underperforming brands since 1992, including its Hathaway business, which was sold to a group of investors in November 1996.

      The Company has been expanding its brand names throughout the world by increasing the activities of its wholly-owned operating subsidiaries in Canada, Mexico, Europe and Asia. International operations generated $338.2 million, or 16% of the Company's net revenues in fiscal 1999, compared with $319.7 million, or 16.5%, of the Company's net revenues in fiscal 1998, and $290.4 million, or 20.2%, of the Company's net revenues in fiscal 1997.

      The Company's business strategy with respect to the outlet stores in its Retail Stores Division is to provide a channel for disposing of the Company's excess and irregular inventory. The Company does not manufacture or source products exclusively for its outlet stores. The Company had 124 outlet stores at the end of fiscal 1999 (including 9 stores in Canada, 12 stores in the United Kingdom, one in France, and one in Spain) compared with 114 stores at the end of fiscal 1998 and 106 stores at the end of fiscal 1997. During fiscal 1998, the Company announced plans to close 13 underperforming stores which were all closed by the second quarter of 1999. In fiscal 1997, 35 stores were added as a result of the acquisition of Designer Holdings. As a result of the acquisition of Authentic Fitness in fiscal 1999, the Company operates 142 Speedo Authentic Fitness'r' stores. The Company's strategy for its full-price Speedo Authentic Fitness stores is to offer a complete line of Speedo and Speedo Authentic Fitness products that sell throughout the year.

      The Company continues to expand its channels of distribution to include electronic channels of distribution and is planning to commence marketing of its products on the Internet in fiscal 2000. To facilitate this opportunity, the Company in fiscal 1998 and fiscal 1999 invested $7.7 million to acquire a 3% equity interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. This investment was sold during the first quarter of fiscal 2000 for approximately $50.4 million, realizing a $42.7 million gain.

      The Company's products are distributed to over 16,000 customers operating more than 26,000 department, specialty and mass merchandise stores, including such leading retailers in the United States as Dayton-Hudson, Macy's and other units of Federated Department Stores, J.C. Penney, The May Department Stores, Kohl's, Dillards, Sears, Kmart and Wal-Mart and such leading retailers in Canada as The Hudson Bay Company and Zeller's. The Company's products are also distributed to such leading European retailers as House of Fraser, Harrods, Galeries Lafayette, Au Printemps, Karstadt, Kaufhof and El Corte Ingles.

(b) Financial Information about Industry Segments.

      The Company operates within three business segments. One customer accounted for 10.2% of the Company's net revenues in the three years ended in fiscal 1999. While important, the loss of such customer would not have a material adverse effect on the Company taken as a whole. See Note 6 to the Consolidated Financial Statements.

(c) Narrative Description of Business.

      The Company designs, manufactures and markets a broad line of women's intimate apparel, and men's apparel and accessories sold under a variety of internationally recognized brand names owned or licensed by the Company. The Company operates three divisions, Intimate Apparel, Sportswear and Accessories and Retail Stores, which accounted for 44.6%, 48.4% and 7.0% respectively, of net revenues in fiscal 1999.

Intimate Apparel

      The Company's Intimate Apparel Division designs, manufactures and markets women's intimate apparel, which includes bras, panties, sleepwear, shapewear and daywear. The Company also designs and markets men's underwear. The Company's bra brands accounted for 39.0% of women's bra market share in the 1999 calendar year in department and specialty stores in the United States, up 1.5% over 1998's 37.5% as measured by NPD. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium priced range distributed through leading department and specialty stores.

      The intimate apparel division markets its lines under the following brand names:

     Brand Name              Price Range                        Type of Apparel
     ----------              -----------                        ---------------
Lejaby                     better to premium                    intimate apparel
Bodyslimmers               better to premium                    intimate apparel
Calvin Klein               better to premium            intimate apparel/men's underwear
Olga                            better                          intimate apparel
Warner's               upper moderate to better                 intimate apparel
White Stag                     moderate                         intimate apparel
Van Raalte                     moderate                         intimate apparel
Fruit of the Loom              moderate                         intimate apparel
Weight Watchers                moderate                         intimate apparel


      The Company owns the Warner's, Olga, Calvin Klein (underwear and intimate apparel), Lejaby, Bodyslimmers and Van Raalte brand names and trademarks which account for approximately 84% of the Company's Intimate Apparel net revenues. The Company licenses the other brand names under which it markets its product lines, primarily on an exclusive basis. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The Warner's and Olga brands have been in business for 126 years and 59 years, respectively.

      In August 1991, the Company entered into an exclusive license agreement with Fruit of the Loom, Inc. ("Fruit of the Loom") for the design, manufacture and marketing of moderate priced bras which are distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name. The license agreement has since been extended to include bodywear, coordinating panties, fashion sleepwear, as well as coordinated fashion sets (bras and panties) and certain control bottoms. The Company began shipping Fruit of the Loom products in June 1992 and has built its current market share to 4.4% as measured by NPD in the mass merchandise market. The agreement with Fruit of the Loom has allowed the Company to enter the mass merchandise market, which is growing at a rate faster than the department and specialty store market.

      In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein men's underwear, and effective January 1, 1995, the worldwide trademark, rights and business of Calvin Klein women's intimate apparel. The purchase price was approximately $60.9 million and consisted of cash payments of $33.1 million in fiscal 1994, $5.0 million in fiscal 1995 and the issuance of 1,699,492 shares of the Company's common stock with a then fair market value of $22.8 million for such shares. Since that time, the Company has acquired the business of several former international licensees and distributors of Calvin Klein underwear products including those in Canada, Germany, Italy, Portugal,

Scandinavia and Spain. In addition, the Company entered into an exclusive worldwide license agreement to produce men's accessories and small leather goods under the Calvin Klein label. The Calvin Klein underwear brand accounted for net revenues of $331.1 million in fiscal 1999, an increase of 7.3% over the $308.7 million recorded in fiscal 1998, due to higher men's sales in the U.S. market.

      In fiscal 1996, the Company acquired GJM, a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers, a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers. The purchase of Bodyslimmers increased the Company's presence in a growing segment of the intimate apparel market. In July 1996, the Company acquired Lejaby. Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products, including Calvin Klein, in the critical
European market. These three divisions contributed $196.3 million in net revenues for fiscal 1999, or 20.8% of the Company's Intimate Apparel net revenues, compared to $170.3 million or 18.0% of the Company's Intimate Apparel net revenue in fiscal 1998. In fiscal 1999, the Company entered into the Weight Watchers license agreement.

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

      The Company believes that a shift in consumer attitudes is stimulating growth in the intimate apparel industry. Women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift has been driven by the expansion of intimate apparel specialty stores and catalogs, and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by continuing to introduce new products under its Warner's and Olga brands in the better end of the market, by obtaining the license from Weight Watchers to produce shapewear and activewear, by acquiring the Calvin Klein trademarks for premium priced women's intimate apparel and better priced men's underwear, by purchasing the Van Raalte trademark for introduction of an intimate apparel line through Sears stores in July 1995, and by making strategic acquisitions to expand product lines and distribution channels such as GJM, Lejaby and Bodyslimmers in 1996. The Company has further improved its position by continuing to strengthen its relationships with its department store, specialty store and mass merchandise customers.

      The Intimate Apparel Division's net revenues have increased at a compound annual growth rate of 13.6% since 1991, to $943.4 million in fiscal 1999, as the Company has increased its penetration with existing accounts, expanded sales to new customers such as Van Raalte to Sears and Fruit of the Loom and Weight Watchers to mass merchandisers such as Wal-Mart and Kmart and broadened its product lines to include men's underwear. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing approximately eight million dozen intimate apparel products per year.

      The Company also sees opportunities for continued growth in the Intimate Apparel Division for bras specifically designed for the "full figure" market, as well as in its panty and daywear product lines. To meet the needs of the customer profile of this market acquired Bodyslimmers in June 1996 to provide important brand name recognition in this growing segment of the intimate apparel market for department and specialty stores and entered into the license agreement with Weight Watchers to market shapewear for the mass market, and in June 1999 began shipping product.

      The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America, in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland and Germany in Europe, in Costa Rica, the Dominican Republic and Honduras in Central America and in the Philippines, Sri Lanka, the People's Republic of China, Japan and Hong Kong in Asia. International sales accounted for approximately 28.7% of the Intimate Apparel Division's net revenues in fiscal 1999 compared with 31.1% in fiscal 1998 and 30.1% in fiscal 1997. The decrease in International revenues in fiscal 1999 is primarily due to the Company's decision to discontinue business with Marks & Spencer in the U.K. market, and the full year effect of lower shipment levels for Calvin Klein products in Russia and the Far East due to currency devaluation and economic downturns. The increase in International revenues in fiscal 1998 is due to higher Lejaby and Bodyslimmers revenues partially offset by lower shipment levels for Calvin Klein products in Russia and the Far East. The Company has acquired the businesses of several former distributors and licensees of its Calvin Klein underwear products in previous years, including those in Canada, Germany, Italy, Portugal, Scandinavia and Spain. The Company's objective in acquiring its former licensees and distributors is to expand its business in foreign markets through a coordinated set of product offerings, marketing and pricing strategies and by consolidating distribution to obtain economies of scale. Net revenues attributable to the international divisions of the Intimate Apparel Division were $270.9 million, $293.4 million and $282.9 million in fiscal 1999, 1998 and 1997, respectively. Management's strategy is to increase its market penetration in Europe and to open additional channels of distribution.

      The Company's intimate apparel products are manufactured principally in the Company's facilities in North America, Central America, the Caribbean Basin, the United Kingdom, France, Ireland, Morocco (joint venture), the Philippines, Sri Lanka and the People's Republic of China (joint venture). Over the last six years, the Company has opened or expanded 12 manufacturing facilities. A new cutting facility and distribution facility in Mexico will be opened in fiscal 2000. In connection with the start-up of these facilities, the Company incurred substantial direct and incremental plant start-up costs to recruit and train over 39,000 workers.

      Although the Intimate Apparel Division generally markets its product lines for three retail selling seasons (spring, fall and holiday), its revenues are somewhat seasonal. Approximately 54% of the Intimate Apparel Division's net revenues and 47% of the division's operating income were generated during the second half of the 1999 fiscal year.

Sportswear and Accessories

      The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to better priced men's and boy's jeanswear, khakis and sportswear, better to premium priced men's accessories, moderate to better priced dress shirts and neckwear, better to premium priced women's and junior's sportswear and jeanswear and moderate to better active apparel. Management considers the Sportswear and Accessories Division's primary strengths to include its strong brand recognition, product quality, reputation for fashion styling, strong relationships with department and specialty stores and its ability to deliver merchandise rapidly.

      The Sportswear and Accessories Division markets its lines under the following brand names:


               Brand Name                          Price Range                         Type of Apparel
               ----------                          -----------                         ---------------
Calvin Klein                                     better/premium             Men's, women's, juniors and children's
                                                                          designer jeanswear, khakis and jeans related
                                                                               sportswear and men's accessories
A.B.S by Allen Schwartz                          better/premium           Women's and junior's casual sportswear and
                                                                                           dresses
Ralph Lauren                                     better/premium                   Women's and girls swimwear
Polo Sport Ralph Lauren                          better/premium                   Women's and girls swimwear
Polo Sport-RLX                                   better/premium                   Women's and girls swimwear
Oscar de la Renta                                better/premium                        Women's swimwear
Anne Cole                                        better/premium                        Women's swimwear
Speedo                                               better               Men's and women's competitive swimwear and
                                                                             swim accessories, men's swimwear and
                                                                            coordinating T-shirts, women's fitness
                                                                              swimwear, Speedo Authentic Fitness
                                                                              activewear and children's swimwear
Cole of California                            upper moderate/better                    Women's swimwear
Sandcastle                                    upper moderate/better                    Women's swimwear
Sunset Beach                                  upper moderate/better                   Junior's swimwear
Chaps by Ralph Lauren                           upper moderate              Dress shirts, neckwear, knit and woven
                                                                            sport shirts, sweaters, sportswear and
                                                                                           bottoms
Catalina                                            moderate                     Men's and women's sportswear
                                                                                       Women's swimwear
White Stag                                          moderate                   Women's swimwear and activewear

      The Calvin Klein, Chaps by Ralph Lauren, Speedo, Oscar de la Renta, Anne Cole, Ralph Lauren, Polo Sport Ralph Lauren and Polo Sport-RLX brand names are licensed on an exclusive basis by the Company.

      The Sportswear and Accessories Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses which generate a profit contribution below the Company's required return. In order to improve profitability, the Company (i) sold its Hathaway dress shirt business in November 1996, (ii) acquired Designer Holdings during the fourth quarter of 1997, (iii) acquired the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America in June 1998, (iv) acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada in June 1998, (v) acquired A.B.S by Allen Schwartz during the third quarter of fiscal 1999, (vi) acquired the licensee for Chaps Canada in the second quarter of fiscal 1999, and
(vii) acquired Authentic Fitness during the fourth quarter of fiscal 1999. The Company recorded losses associated with exiting the Hathaway business of approximately $47.4 million in 1996 and $14.5 million in fiscal 1997, consisting of losses related to the write-down of the Hathaway assets, including intangible assets and operating losses incurred prior to the disposition. The acquisition of Designer Holdings contributed $634.1 million and $537.8 million to net revenues in fiscal 1999 and 1998, respectively.

      Despite its strategic decisions to discontinue underperforming brands which account for approximately $140.0 million of annualized net revenues since 1991, the Sportswear and Accessories Division's net revenues have increased at a compound annual growth rate of 24.2% since 1991 to

$1,022.8 million in fiscal 1999. The reduction in net revenues from discontinued brands has been more than offset by the success of the Chaps by Ralph Lauren brand which has increased its net revenues by approximately 700% since fiscal 1991 to $317.4 million in fiscal 1999, and the addition of the Calvin Klein jeanswear and jeans related sportswear brands in 1997 and 1998.

      Sportswear. In 1989, the Company began repositioning its Chaps by Ralph Lauren product lines by updating its styling, which has generated significant net revenue increases, as mentioned above. In 1993, the Company entered into a license agreement to design men's and women's sportswear and men's dress shirts and furnishings bearing the Catalina trademark. Catalina products are sold through the mass merchandise segment of the market, generating royalty income of approximately $4.4 million and $4.9 million in fiscal 1999 and 1998, respectively. In 1997, the Company acquired Designer Holdings Ltd., which develops, manufactures and markets Calvin Klein designer jeanswear and sportswear for men, women and juniors in North, South and Central America. During 1998, the Company expanded upon the Calvin Klein jeanswear business by acquiring sub-licenses to distribute Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada.

      In 1999, the Company acquired Authentic Fitness which designs, manufacturers and markets swimwear, swim accessories and active fitness apparel for men, women and children in North America under the Speedo brand and worldwide under all of its other brands. In addition, the Company also acquired A.B.S. by Allen Schwartz which designs, manufactures and markets women's and junior's casual sportswear and dresses and Chaps Canada which imports and markets men's sportswear for the Canadian market under the Chaps by Ralph Lauren brand name.

      Accessories. The Sportswear and Accessories Division markets men's small leather goods and belts and soft side luggage under the Calvin Klein brand name pursuant to a worldwide license. The first shipments of Calvin Klein accessories were made in the third quarter of fiscal 1995 to United States customers. The line has already grown significantly, accounting for approximately $22.3 million and $19.3 million of net revenues in fiscal 1999 and 1998, respectively. Management believes that one of the strengths of its accessories lines is the high level of international consumer recognition associated with the Calvin Klein label. The Company's strategy is to expand the accessories business, which has consistently generated higher margins than other sportswear products.

      International sales accounted for approximately 4.3% of net revenues of the Sportswear and Accessories Division in fiscal 1999, compared with 1.6% and 1.0% in fiscal 1998 and 1997, respectively. Net revenues attributable to international operations of the Sportswear and Accessories Division were $44.4 million, $14.0 million and $4.1 million in fiscal 1999, 1998 and 1997, respectively. The increase in international sales in fiscal 1999 and 1998 reflects the continued expansion of Calvin Klein Accessories as well as the acquisition of Calvin Klein Jeans in Mexico. The Company expects to generate future revenue from international sales of basic Calvin Klein jeanswear, khakis, jeans related sportswear and accessories.

      Sportswear apparel (knit shirts, sweaters and other apparel) is sourced principally from the Far East. Dress shirts are sourced from the Far East and the Caribbean Basin. Accessories are sourced from the United States, Europe and the Far East. Neckwear is sourced primarily from the United States.

      The Sportswear and Accessories Division, similar to the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences, market trends and to coincide with the appropriate retail selling season. Sales of the Sportswear and Accessories Division's product lines follow individual seasonal shipping patterns ranging from one season to three seasons, with multiple releases in some of the division's more fashion-oriented lines. Consistent with industry and consumer buying patterns, approximately 57.0% of the Sportswear and Accessories Division's net revenues and 56% of the Sportswear and Accessories Division's operating income were generated in the second half of 1999, reflecting the strength of the fall and holiday shopping seasons.

Retail Stores Division

      The Retail Stores Division is comprised of both outlet stores as well as full-price retail stores, selling the Company's products to the general public. The Company's business strategy with respect to its outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory. The Company does not manufacture or source products exclusively for the retail outlet stores. The Company's outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. As of January 1, 2000, the Company operated 124 outlet stores, 101 in the U.S., nine in Canada, 12 in the United Kingdom, one in France and one in Spain. In addition, the Company operates Speedo Authentic Fitness full-price retail stores designed to appeal to participants in water and land based fitness activities, and to offer a complete line of Speedo and Speedo Authentic
Fitness products that sell throughout the year. As of January 1, 2000, the Company operated 142 full-price retail stores, 139 in the U.S. and three in Canada.

      In fiscal 1999, the Company acquired Penhaligon's Ltd., a United Kingdom based retailer of perfumes, soaps, toiletries and other products for men and women and also acquired IZKA, a French retailer of seam-free and seamless intimate apparel products.

International Operations

      The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland, the Netherlands and Germany in Europe and Hong Kong and Japan in Asia, which engage in sales, manufacturing and marketing activities. The results of the Company's operations in these countries are influenced by the movement of foreign currency exchange rates. With the exception of the fluctuation in the rates of exchange of the local currencies in which these subsidiaries conduct their business, the Company does not believe that the operations in Canada and Western Europe are subject to risks which are significantly different from those of the domestic operations. Mexico has historically been subject to high rates of inflation and currency restrictions which may, from time to time, impact the Mexican operation. The Company also sells directly to customers in Mexico. Net revenues from these shipments represent approximately 1.7% of the Company's net revenues.

      The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, the Dominican Republic, Canada, Ireland, the United Kingdom, France, Morocco (joint venture), Sri Lanka, the People's Republic of China (joint venture) and the Philippines. The Company maintains warehousing facilities in Canada, Mexico, the United Kingdom, Spain, Belgium, Italy, Austria, Switzerland, France and Germany and contracts for warehousing in the Netherlands. The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as "Item 807") programs. Over the last six years, the Company has opened or expanded 12 manufacturing facilities. A new cutting facility and distribution facility in Mexico will be opened in fiscal 2000. The Company's policy is to have many potential sources of manufacturing so that a disruption at any one facility will not significantly impact the Company.

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

      The Company's retail customers are served by approximately 300 sales representatives. The Company also employs marketing coordinators who work with the Company's customers in designing in-store displays and planning the placement of merchandise. The Company has implemented Electronic Data Interchange ("EDI") programs with most of its retailing customers which permit the Company to receive purchase orders electronically and, in some cases, to transmit invoices electronically. These innovations assist the Company in providing products to customers on a timely basis.

      The Company utilizes various forms of advertising media. In fiscal 1999, the Company spent approximately $118.0 million, or 5.6% of net revenues, for advertising and promotion of its various product lines, compared with $102.6 million, or 5.3% of net revenues in fiscal 1998, and $86.2 million or 6.0% of net revenues in fiscal 1997. The increase in advertising costs in fiscal 1999 compared with fiscal 1998 reflects the Company's desire to maintain its strong market position in Calvin Klein underwear, jeanswear and accessories, Chaps by Ralph Lauren sportswear and Warner's, Olga, and Fruit of the Loom intimate apparel. The Company participates in advertising on a cooperative basis with retailers, principally through newspaper advertisements.

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

Employees

      As of January 1, 2000, the Company and its subsidiaries employ approximately 23,039 employees. Approximately 25.5% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

Trademarks and Licensing Agreements

      The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 2008. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States, Canada and Mexico. The Company's license to develop, manufacture and market designer jeanswear and jeans related sportswear under the Calvin Klein trademark in North, South and Central America extends for an initial term expiring on December 31, 2034 and is extendable at the Company's option for a further 10 year term expiring on December 31, 2044. The Company has an exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico through December 31, 2004, subject to the Company's compliance with certain terms and conditions. The Company also has the right of first opportunity and negotiation with respect to other products and territories. The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories expires June 30, 2004.

      The Company has license agreements in perpetuity with Speedo International, Ltd. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo trademark and certain other trademarks including Speedo'r', Surf Walker'r', and Speedo Authentic Fitness'r'. The Company's license to use the Speedo'r' trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, it territories and possessions, Canada, Mexico and the Caribbean Islands. Speedo International, Ltd. retains the right to use or license such brand names in other jurisdictions and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated, with respect to a particular territory only in the event the Company does not pay royalties, or abandons, the trademark in such territory. Also, the license agreements may be terminated in the event the Company manufactures or is controlled by a company that manufactures racing/competitive swimwear, swimwear caps or swimwear accessories, under a different trademark, as specifically defined in the license agreements. In addition, the Company has certain rights to sublicense the Speedo trademark within the geographic regions covered by the licenses.

      In 1992, the Company entered into an agreement with Speedo Holdings B.V., and its successor Speedo International, Ltd. granting certain irrevocable rights to the Company relating to the use of the Authentic Fitness'r' name and service mark, which rights are in addition to the rights under the license agreements with Speedo International, Ltd.

      In October 1993, the Company entered into a worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the worldwide licensing agreement, the Company obtained the exclusive right in perpetuity to use the Anne Cole'r' trademark for women's swimwear, activewear, beachwear and children's swimwear, subject to certain terms and conditions. Under the license, the licensee is required to pay certain minimum guaranteed annual royalties, to be credited against earned royalties, based on a percentage of net sales. The licensor has the right to approve products bearing the licensed trademark as defined in the agreement.

      In 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta'r' brand name. The agreement granting the exclusive right to use the Oscar de la Renta'r' trademark is valid for a term up to and including March 31, 2001 and provides for the payment of certain minimum royalty payments to be credited against earned royalty payments for each agreement year.

      On February 1, 1998, the Company entered into an exclusive worldwide license agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren'r' , Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand swimwear for women and girls. Under the license, the Company produces and markets swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. First shipments under this license agreement occurred in January 1999.

      In fiscal 1999, the Company entered into an exclusive licensing agreement for an initial term of 5 years, extendable for a further term of 5 years through July 2009 with Weight Watchers International, Inc., to manufacture and market shapewear and activewear for the mass market in the United States and Canada. The Company also has the right of first opportunity and negotiation with respect to other products and territories.

      Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

      The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear and sleepwear, Calvin Klein women's intimate apparel and sleepwear, Van Raalte, Lejaby, Rasurel'r', and Bodyslimmers, Penhaligon's, White Stag, Catalina, A.B.S by Allen Schwartz, Sunset Beach, Sandcastle and Cole of California..

      The Company sub-licenses the White Stag and Catalina brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with third-party licensees to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into distribution or license agreements with other companies that would permit such companies to market products under the Company's trademarks. Generally, in evaluating a potential distributor or licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from licensing was approximately $17.7 million, $21.2 million and $12.2 million in fiscal 1999, 1998 and 1997, respectively.

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

Item 2. Properties.

      The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut, California, Washington, D.C. and New York, pursuant to leases that expire between 2000 and 2008.

      The Company has twenty-four domestic manufacturing and warehouse facilities located in Alabama, California, Connecticut, Georgia, Nevada, New Jersey, Pennsylvania, South Carolina and Tennessee, and 48 international manufacturing and warehouse facilities located in Austria, Belgium, Canada, Costa Rica, the Dominican Republic, France, Germany, Holland, Honduras, Ireland, Italy, Mexico, Morocco (joint-venture), People's Republic of China (joint venture), the Philippines, Spain, Sri Lanka, Switzerland, and the United Kingdom. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns six of its domestic and six of its international facilities. The balance of the facilities are leased. Lease terms, except for month-to-month leases, expire between 2000 and 2020. No material facility is underutilized.

      The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; Paris, France; Dusseldorf and Frankfurt, Germany; Hong Kong; Milan, Italy; and Lausanne, Switzerland. The sales office leases expire between 2000 and 2008 and are generally renewable at the Company's option. The Company also occupies offices in London, England subject to a freehold lease which expires in 2114. The Company leases 124 outlet store locations and 142 Speedo Authentic Fitness retail stores sites. Outlet store and retail store leases, except for two month-to-month leases, expire between 2000 and 2008 and are generally renewable at the Company's option.

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

Between October 12, and October 13, 1999, six putative class action complaints were filed in Delaware Chancery Court against the Company, Authentic Fitness Corporation and certain of their officers and directors in connection with the Company's proposed acquisition of Authentic Fitness.

On December 20, 1999, an Amended Class Action Complaint ("Amended Complaint") was filed and on January 6, 2000 the court designated the Amended Complaint as the operative complaint for a consolidated action captioned: In Re
Authentic Fitness Corporation Shareholders Litigation, C.A. No. 17464-NC (consolidated). In the Amended Complaint (and all six complaints made virtually identical claims), plaintiffs allege an unlawful scheme by certain of the defendants, in breach of their fiduciary duties, to allow the Company to acquire Authentic Fitness shares for inadequate consideration. Plantiffs are seeking to have the court declare the action a proper class action, to declare that the defendants have breached their fiduciary duties to the class, and in the event the transaction is consummated, recission thereof and damages awarded to the Class. The Company believes the claims to be without merit and intends to vigorously defend these actions.


Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Executive Officers of the Company

      The executive officers of the Company, their age and their position are set forth below.

            Name               Age               Position
            ----               ---               --------
Linda J. Wachner                54        Director, Chairman of the Board,
                                          President and Chief Executive
                                          Officer
William S. Finkelstein          51        Director, Senior Vice President
                                          and Chief Financial Officer
Philippe de La Chapelle         58        Senior Vice President - Legal
                                          and Human Resources
Lawrence E. Kreider, Jr.        52        Senior Vice President - Finance
Stanley P. Silverstein          47        Vice President, General Counsel
                                          and Secretary
Carl J. Deddens                 47        Vice President and Treasurer

      Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Applied Graphics Technologies, Inc. and The New York Stock Exchange.

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

      Mr. de La Chapelle has been Senior Vice President Legal-Human Resources since February 2000. Prior to joining the Company, from 1966 to 1985 Mr. de La Chapelle served as international counsel for W.R. Grace & Co., Assistant General Counsel for Norton Simon Inc., Senior Vice President and General Counsel for MasterCard Inc. and Senior Executive--International for Warner Communications Inc. From 1985 to February 2000 Mr. de La Chapelle was affiliated with various private investment banking firms.

      Mr. Kreider has been Senior Vice President, Finance of the Company since July, 1999. Prior to joining the Company, Mr. Kreider served as Senior Vice President, Controller and Chief Accounting Officer of Revlon Inc. since 1994 and was Vice President and Controller of Revlon, Inc. since 1992. Mr. Kreider served as Vice President and held various other financial positions with MacAndrews & Forbes from 1988 through 1992, including Controller of MacAndrews & Forbes from 1987 to 1998.

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

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

      The Company's Class A Common Stock, $0.01 par value per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "WAC". The table below sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

                                                             Dividend
      Period                             High       Low      Declared
      ------                             ----       ---      --------
      1998:
           First Quarter                $39-9/16    $30        $.09
           Second Quarter              $43-15/16    $39        $.09
           Third Quarter                $44-7/16  $18-1/2      $.09
           Fourth Quarter              $28-15/16  $19-1/8      $.09

      1999:
           First Quarter               $27-1/4    $20-1/8      $.09
           Second Quarter              $30-1/16   $24-5/16     $.09
           Third Quarter               $27-3/8    $17-9/16     $.09
           Fourth Quarter              $19-1/8    $10-7/16     $.09

      2000:
           First  Quarter (thru
            March 29, 2000)            $13-7/8     $9-5/8      $.09(a)

(a) On February 17, 2000, the Company declared its regular quarterly cash dividend of $0.09 per share payable on April 4, 2000 to stockholders of record as of March 9, 2000.

                                --------------------------

      As of March 29, 2000, there were 223 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

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

Item 6. Selected Financial Data.

      Set forth below is consolidated statement of income data with respect to the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000, and consolidated balance sheet data at January 2, 1999 and January 1, 2000. The selected financial data is derived from, and qualified by reference to, the audited consolidated financial statements included herein and such data should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended January 6, 1996 and January 4, 1997 and the consolidated balance sheet data at January 6, 1996, January 4, 1997 and January 3, 1998 are derived from audited consolidated financial statements not included herein.

                                                                          Fiscal Year Ended
                                               -----------------------------------------------------------------------
                                                 January 6,     January 4,     January 3,    January 2,     January 1,
                                                 1996(a)(b)     1997(c)(d)     1998(d)(e)    1999(f)(g)      2000(h)
                                               -----------------------------------------------------------------------
Statement of Income Data:
Net revenues                                       $ 916.2      $ 1,063.8      $ 1,435.7      $ 1,950.3      $ 2,114.2
Gross profit                                         309.7          289.7          375.2          537.2          701.0
Operating income (loss)                              113.9          (12.0)          25.8           85.6          229.9
Interest expense                                      33.9           32.4           45.9           63.8           81.0
Income (loss) before extraordinary items
     and cumulative effect of change
     in accounting principle                          49.6          (31.4)         (12.3)          14.1           97.8
Extraordinary item                                    (3.1)             -              -              -              -
Cumulative effect of change in
     accounting principle                                -              -              -          (46.3)             -
Net income (loss) applicable to
     Common Stock                                     46.5          (31.4)         (12.3)         (32.2)          97.8
Dividends on Common Stock                              9.5           14.5           17.3           22.4           20.3
Per Share Data:
Income (loss) before cumulative effect
     of change in accounting principle
         Basic                                      $ 1.12        $ (0.61)       $ (0.23)        $ 0.23         $ 1.75
         Diluted                                    $ 1.10        $ (0.61)       $ (0.23)        $ 0.22         $ 1.72
Net income (loss):
         Basic                                      $ 1.05        $ (0.61)       $ (0.23)       $ (0.52)        $ 1.75
         Diluted                                    $ 1.03        $ (0.61)       $ (0.23)       $ (0.51)        $ 1.72
Dividends declared                                  $ 0.14         $ 0.28         $ 0.32         $ 0.36         $ 0.36
Shares used in computing earnings
     per share:
         Basic                                  44,214,690     51,308,017     52,813,982     61,361,843     55,910,371
         Diluted                                45,278,177     51,308,017     52,813,982     63,005,358     56,796,203
Divisional Summary Data:
     Net revenues:
         Intimate Apparel                          $ 689.2        $ 802.0        $ 941.2        $ 944.8        $ 943.4
         Sportswear and Accessories                  185.7          214.4          425.9          875.3        1,022.8
         Retail Stores                                41.3           47.4           68.6          130.2          148.0
                                                ----------     ----------      ---------      ---------      ---------
                                                   $ 916.2      $ 1,063.8      $ 1,435.7      $ 1,950.3      $ 2,114.2
                                                ==========     ==========      =========      =========      =========

Percentage of net revenues:
         Intimate Apparel                            75.2%          75.4%          65.6%          48.4%          44.6%
         Sportswear and Accessories                  20.3%          20.2%          29.7%          44.9%          48.4%
         Retail  Stores                               4.5%           4.4%           4.7%           6.7%           7.0%
                                                ----------     ----------      ---------      ---------      ---------
                                                    100.0%         100.0%         100.0%         100.0%         100.0%
                                                ==========     ==========      =========      =========      =========
Balance Sheet Data:
         Working capital                           $ 307.5        $ 172.6        $ 352.3         $ 28.4        $ 318.2
         Total assets                                941.1        1,119.8        1,651.1        1,783.1        2,763.0
         Long-term debt (excluding
              current maturities)                    194.3          215.8          354.3          411.9        1,188.0
         Mandatorily Redeemable
              Convertible Preferred
              Securities
         Stockholders' equity                        500.3          452.5          749.6          578.1          563.3

(a) In fiscal 1995, the Company entered into a new bank credit agreement and wrote-off deferred financing costs related to a prior bank credit agreement. The write-off resulted in an extraordinary item of $3.1 million (net of income tax benefits of $1.9 million or $0.07 per diluted share) due to the early extinguishment of debt.

(b) Effective with the 1995 fiscal year, the Company adopted the provisions of SOP 93-7 which requires, among other things, that certain advertising costs which had previously been deferred and amortized against future revenues be expensed when the advertisement first runs. The Company incurred a pre-tax charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million net of income tax benefits, or $0.16 per diluted share) in the fourth quarter of fiscal 1995.

(c) Fiscal 1996 includes pre-tax charges related to the sale of the Company's Hathaway dress shirt operations of $38.7 million, consolidation and realignment of the Company's Intimate Apparel Division of $78.1 million and other items of $13.1 million. Total non-recurring items were $129.9 million ($83.2 million net of income tax benefits, or $1.62 per diluted share). In addition, fiscal 1996 includes operating losses of the Hathaway dress shirt operation of $8.6 million ($5.4 million net of income tax benefits, or $0.10 per diluted share).

(d)   The fiscal 1996 and 1997 financial statements were restated (in fiscal
      1998) to reflect $38.0 million ($23.2 million net of income tax benefit or $0.45 per diluted share) and $57.0 million ($35.4 million net of income tax benefit or $0.67 per diluted share), respectively, of charges related to an adjustment for inventory production and inefficiency costs.

(e) Fiscal 1997 reflects the acquisition of Designer Holdings during the fourth quarter and includes pre-tax charges related to the merger and integration of 1996 and 1997 acquisitions and the completion in 1997 of certain consolidation and restructuring actions announced in 1996. Total non-recurring items were $125.7 million ($77.9 million net of income tax benefits, or $1.48 per diluted share). In addition, fiscal 1997 includes operating losses of the Hathaway dress shirt operation of $4.0 million and non-recurring losses of GJM of $1.1 million for a total of $5.1 million ($3.2 million net of income tax benefits, or $0.06 per diluted share).

(f) Fiscal 1998 includes restructuring, special charges and other non-recurring items of $101.5 million ($65.7 million net of income tax benefits, or $1.04 per diluted share) relating to the continuing strategic review of facilities, products and functions and other items. In addition, fiscal 1998 includes operating losses of the discontinued product lines and styles of $5.3 million ($3.4 million net of income tax benefit or $0.5 per diluted share). Also included in fiscal 1998 operating earnings is the current year impact related to the change in accounting for pre-operating costs described in note (g) below of $40.8 million ($26.4 million net of income tax benefits, or $ 0.42 per diluted share) (see Note 1 to the Consolidated Financial Statements) and charges related to an adjustment for inventory production and inefficiency costs of $49.6 million ($32.1 million net of income tax benefits, or $0.51 per diluted share).

(g) Effective with the 1998 fiscal year, the Company early adopted the provisions of SOP 98-5 which requires, among other things, that certain pre-operating costs which had previously been deferred and amortized be expensed as incurred. The Company recorded the impact as the cumulative effect of a change in accounting principle of $46.3 million, net of income tax benefits, or $0.73 per diluted share.

(h) Fiscal 1999 includes a non-operating incremental cost of $16.0 million ($10.5 million of income tax benefit or $0.18 per diluted share), related to the Calvin Klein Jeans distribution consolidation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Strategic Actions

Fiscal 1998 -- Restructuring, Special Charges and Other Non-Recurring Items

      As a result of a strategic review of the Company's businesses, manufacturing and other facilities, product lines and styles and worldwide operations following significant acquisitions in 1996 and 1997, in the fourth quarter of 1998 the Company initiated the implementation of programs designed to streamline operations and improve profitability. As a result of the decision to implement these programs, the Company recorded restructuring and special charges of approximately $48.5 million ($31.4 million net of income tax benefits) related to costs to exit certain facilities and activities, asset impairments and employee termination and severance benefits. Of the total amount of the 1998 charges, $22.1 million is reflected in cost of goods sold and $26.4 million is reflected in selling, administrative and general expenses in the accompanying consolidated statement of operations. The detail of the charges recorded in 1998, including costs incurred to-date and reserves remaining at January 1, 2000 for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 2000, are summarized below:

Amounts
                                              Total      Utilized    Balance
                                              ------     --------    -------
Costs to exit facilities and activities       $13.3      $ 13.3         $ --
Asset Impairments                              23.8        23.8           --
Employee termination and severance benefits     6.1         5.8          0.3
Prior strategic initiatives                     5.3         5.3           --
                                             ------      -------     -------
                                             $ 48.5      $ 48.2        $ 0.3
                                             ======      =======     =======

See Note 3 to the Consolidated Financial Statements for further detail.

      In addition and related to the above actions, the fiscal 1998 operations included $53.0 million ($34.3 million net of income tax benefits) related to the first nine months of losses on discontinued product lines, severance associated with reductions in headcount, incremental advertising, allowances and manufacturing variances and $5.3 million ($3.4 million net of income tax benefits) related to fourth quarter losses on discontinued product lines. Of the total amount of $58.3 million, $27.0 million is reflected in cost of goods sold and $31.3 million is reflected in selling, administrative and general expenses.

      The total restructuring, special charges and other non-recurring items including the associated operating losses are $106.8 million ($69.1 million, net of income tax benefits or $1.10 per diluted share) for the year ended January 2, 1999. The Company anticipates that these programs will generate annual savings of $15.0 million pre-tax.

Fiscal 1997 - Restructuring, Special Charges and Other Non-Recurring Items

      During the fourth quarter of 1997, the Company reported a pre-tax charge of $125.7 million related to the acquisition and integration of Designer Holdings, the Intimate Apparel consolidation and realignment program initiated in 1996 and other items, including the final disposition of Hathaway assets (amounts in millions):

      Merger related integration costs..............................    $ 44.6
      Intimate Apparel consolidation and realignment................      59.5
      Other items, including final disposition of Hathaway assets...      21.6
                                                                        ------
                                                                         125.7
      Less income tax benefits......................................     (47.8)
                                                                        ------
                                                                        $ 77.9
                                                                        ======

      The charge consists primarily of a write-down of asset values, severance and other employee costs, costs related to manufacturing realignment and lease and other costs to combine existing retail outlet stores with those of Designer Holdings.

      Following the successful Intimate Apparel consolidation and realignment program initiated in 1996, the Company initiated a new program to reexamine all of its existing products in an effort to streamline its number of product offerings. Accordingly, additional products and styles were discontinued and slower moving inventory liquidated.

      In addition, fiscal 1997 includes operating losses of the Hathaway dress shirt operations of $4.0 million and non-recurring losses of the GJM operation of $1.1 million for a total of $5.1 million ($3.2 million net of income tax benefits). The total restructuring special charges and other non-recurring items including the associated operating losses are $130. 8 million ($72.3 million, net of income tax benefits) for the year ended January 3, 1998. Of the total amount, $76.6 million is reflected in cost of goods sold and $54.2 million is reflected in selling, administrative, and general expenses.

See Note 3 to the Consolidated Financial Statements for further detail.

DESIGNER HOLDINGS ACQUISITION

     Prior to its acquisition by the Company, Designer Holdings experienced substantial sales growth. A significant portion of this sales growth was achieved through distribution to jobbers and off-price retailers. Additionally, Designer Holdings had also announced a significant increase in the number of its outlet stores. The Company viewed this growth and expansion as detrimental to the long-term integrity and value of the brand. To sustain its growth strategy, Designer Holdings committed to large quantities of inventories. When the primary department store distribution channel was unable to absorb all of Designer Holdings' committed production, it increased sales to the secondary and tertiary distribution channels, including sales to jobbers, off-price retailers and Designer Holdings' own outlet stores, which were expanded to serve as an additional channel of distribution. The Company's post-acquisition strategy did not embrace the outlet store expansion or expansion of secondary channels of distribution, thereby significantly eliminating product distribution, resulting in excess inventory.

     The Company had a different plan from that of Designer Holdings for realization of inventories and accounts receivable, as follows: Based upon its strategy for the business, it had to quickly dispose of significantly higher than desirable levels of inventory. It had to stabilize relationships with its core department store customers. It had to collect receivable balances from customers with whom the Company would no longer do business, and had to respond to challenges from the core department store customers who were adversely impacted by channel conflict and brand image issues. Finally, the Company began a complete redesign of the product, the impact of which would not be immediately felt at retail due to the fact that Designer Holdings had already committed to inventory that was in production to be delivered for the ensuing seasons.

     The consequences related not only to the receivables and inventory acquired, but also to the design, fabric and inventory purchases to which Designer Holdings had previously committed. Immediately following the acquisition, the Company began quickly liquidating excess inventories. Most of these sales were below original cost. Not only did the Company fail to recover cost (including royalties payable to the licensor), it was deprived of the "reasonable gross profit" contemplated by APB Opinion 16 in valuing acquired inventory. Accordingly, the Company reduced the historical carrying value of inventory by $18 million. The $18 million fair value adjustment recorded addressed all of these issues and represented the fair value of inventory pursuant to APB Opinion 16.

     The Company offered significant discounts (by negotiating settlements on a customer by customer basis) to collect outstanding receivable balances in light of product related issues raised, as well as the decision to discontinue certain channels of distribution, realizing that these balances would become increasingly more difficult to collect with the passage of time. In addition, the core retail customers took substantial deductions against current invoices for the Designer Holdings inventory in the stores, unilaterally revising the economics of the initial sale transaction entered into by Designer Holdings. Although these deductions relate to both the inventory acquired and pre-acquisition accounts receivable, the decrease in asset value manifested itself through accounts receivable as a result of these deductions. Accordingly, the Company reduced the historical carrying value of accounts receivable by $31 million. The $31 million fair value adjustment, which was recorded pursuant to APB Opinion 16, addresses these issues.

     The Company believes that these strategies should enhance future results of operations and cash flows, however, these fair value adjustments will result in additional annual goodwill amortization of approximately $1.2 million.

Results of Operations

      The consolidated statements of income for the Company are summarized below.
                                  Selected Data
                               Statement of Income
                              (Dollars in millions)

                                                                                     Fiscal Year Ended
                                             -------------------------------------------------------------------------------
                                                                % of                       % of                       % of
                                               January 3,        net       January 2,       net       January 1,       net
                                                  1998        revenues       1999        revenues       2000        revenues
                                               ---------        -----     ---------        -----     ---------        -----
Net revenues                                   $ 1,435.7        100.0%    $ 1,950.3        100.0%    $ 2,114.2        100.0%
Cost of goods sold (a)                           1,060.5         73.9%      1,413.1         72.5%      1,413.2         66.8%
                                               ---------        -----     ---------        -----     ---------        -----
Gross profit (a)                                   375.2         26.1%        537.2         27.5%        701.0         33.2%
Selling, administrative and general
      expenses (b)                                 349.4         24.3%        451.6         23.1%        471.1         22.3%
                                               ---------        -----     ---------        -----     ---------        -----
Operating income (loss)                             25.8          1.8%         85.6          4.4%        229.9         10.9%
Interest expense (loss)                             45.9                       63.8                       81.0
                                               ---------                  ---------                  ---------        -----
Income (loss) before income taxes and
      cumulative effect of change in
      accounting principle                         (20.1)                      21.8                      148.9
Income taxes (benefit)                              (7.8)                       7.7                       51.1
                                               ---------                  ---------                  ---------
Income (loss) before cumulative effect
      of change in accounting principle          $ (12.3)                    $ 14.1                     $ 97.8
                                               =========                  =========                  =========

                               Divisional Summary
                              (Dollars in millions)

                                                               Fiscal Year Ended
                                    -------------------------------------------------------------------------------
                                                    % of                          % of                      % of
                                     January 3,      gross         January 2,     gross      January 1,     gross
                                        1998        profit           1999         profit        2000        profit
                                    -----------    --------      ------------    -------     ----------     ------
Net revenues:
      Intimate Apparel                  $ 941.2                    $ 944.8                      943.4
      Sportswear & Accessories            425.9                      875.3                     1022.8
      Retail Stores                        68.6                      130.2                      148.0
                                     ----------                  ---------                  ---------
                                      $ 1,435.7                  $ 1,950.3                  $ 2,114.2
                                     ==========                  =========                  =========
Gross profit (a):
      Intimate Apparel                  $ 259.8        69.2%       $ 255.3        47.5%       $ 332.5        47.4%
      Sportswear & Accessories             90.7        24.2%         241.4        44.9%         327.0        46.7%
      Retail Stores                        24.7         6.6%          40.5         7.6%          41.5         5.9%
                                     ----------      ------      ---------       ------      --------       ------
                                        $ 375.2       100.0%       $ 537.2       100.0%       $ 701.0       100.0%
                                     ==========      ======      =========       ======      ========       ======

(a) Includes restructuring, special charges and other non-recurring items of $76.6 million in fiscal 1997 related to the acquisition of Designer Holdings and the completion of the Intimate Apparel restructuring actions and $49.1 million in fiscal 1998 related to the continuing strategic review of facilities, products and functions. Also included in fiscal 1998 is the current year impact related to the change in accounting for pre-operating costs of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs in fiscal 1997 and 1998 of $57.0 million and $49.6 million, respectively.

(b) Includes restructuring, special charges and other non-recurring items of $54.2 million in fiscal 1997 related to the acquisition of Designer Holdings and the completion of the Intimate Apparel restructuring actions and $57.7 million in fiscal 1998 related to the continuing strategic review of facilities, products and functions. Also, fiscal 1997 includes $3.5 million attributable to minority interests in the income of Designer Holdings applicable to the period of less than 100% ownership by the Company.

Comparison of Fiscal 1999 to Fiscal 1998

      Net revenues increased $163.9 million or 8.4% to $2,114.2 million in fiscal 1999 compared with $1,950.3 million in fiscal 1998. Net revenues contributed by the 1999 acquisitions of Authentic Fitness ($40.6), Penhaligon's ($7.9), IZKA ($0.2), Chaps Canada ($5.7) and ABS ($13.7) amounted to $68.1 million. In addition, the Company discontinued several underperforming brands during 1998. These discontinued brands accounted for a reduction in net revenues of $18.4 million in fiscal 1999. Excluding the impact of these items, net revenues from continuing brands were up 5.8%.

      Intimate Apparel Division. Net revenues decreased $1.4 million or 0.1% to $943.4 million in fiscal 1999 compared with $944.8 million in fiscal 1998. Discontinued brands accounted for a reduction in net revenues of $18.4 million in fiscal 1999. Excluding the impact of the discontinued brands, net revenues increased 1.9%, despite losing three major customers (Uptons, Eaton's and Mercantile) which accounted for a loss of $30.0 million of net revenues in fiscal 1999. Calvin Klein underwear net revenue increased $22.4 million or 7.3% over fiscal 1998, driven by strong growth in the U.S. Men's business. Sleepwear net revenues increased $16.7 million or 32.4% due to the addition of several new customers, including Wal-Mart. The Bodyslimmers and Weight Watchers shapewear brands increased $21.6 million or 89.6% due to the continued strength of the Bodyslimmers line in department and specialty stores and the successful launch of Weight Watchers in the mass market. These strong performances were partially offset by core Warner's, Olga and private label business decreasing $42.1 million or 10.9% compared to fiscal 1998 results, due to the loss of the customers previously mentioned. Bra market share in department and specialty stores for the year was 39.0% compared with 37.5% in 1998.

      Sportswear and Accessories Division. Net revenues increased $147.5 million or 16.9% to $1,022.8 million in fiscal 1999 compared with $875.3 million in fiscal 1998. Net revenues contributed by the 1999 Authentic Fitness ($36.4), Chaps Canada ($5.7) and ABS ($13.7) acquisitions amounted to $55.8 million. Excluding these acquisitions, net revenues increased $91.7 million or a strong 10.5%. The increase in net revenue was generated by the Calvin Klein Jeanswear Division which increased $128.5 million or a very solid 25.7%, driven primarily by the men's and women's business. This increase was partially offset by Chaps which decreased $33.6 million or 9.6% due primarily to the lost accounts mentioned above which attributed to over $25.0 million of their decrease.

      Retail Stores Division. Net revenues increased $17.8 million or 13.7% in fiscal 1999. Net revenues in 1999 contributed by the Authentic Fitness ($4.2), Penhaligon's ($7.9) and IZKA ($0.2) acquisitions was $12.3 million, while the core Warnaco and Calvin Klein outlet stores increased $5.5 million or 4.2%.

      Gross profit increased $163.8 million or 30.5% to $701.0 million in fiscal 1999 compared with $537.2 million in fiscal 1998. Gross margins improved 5.7% to 33.2% from 27.5%. Included in cost of sales in fiscal 1998 are restructuring and special charges of $23.2 million, other non-recurring items of $25.9 million (see discussion of Strategic Actions on pages 20-21), the current year impact of the early adoption of SOP 98-5 of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs of $49.6 million. Excluding these 1998 items totaling $139.5 million, gross profit increased
$24.3 million or 3.6%. Gross margins on this basis were 33.2% in 1999 compared with 34.7% in 1998. The decrease in gross margins from fiscal 1998 was caused by $30.0 million of additional markdowns required to 1) liquidate inventory planned for lost customers, 2) reduce inventory levels in Intimate Apparel primarily from training new employees in start-up plants and 3) softness in the Calvin Klein Junior Jeans business; and $10.0 million additional plant start-up costs in the Company's new Intimate Apparel manufacturing facilities in Mexico.

      Intimate Apparel Division. Gross profit (excluding all non-recurring items described above) decreased $46.1 million or 12.2% to $332.5 million in fiscal 1999 compared with $378.6 million in fiscal 1998. Gross margins on this basis were 35.2% in 1999 compared with 40.1% in 1998. The decrease in margins resulted from the incremental markdowns and additional plant start-up costs mentioned above.

      Sportswear and Accessories Division. Gross profit (excluding all non-recurring items described above) increased $69.4 million or 26.9% to $327.0 million in fiscal 1999 compared with $257.6 million in fiscal 1998. The increase in gross profit was due to the increase in net revenues mentioned above. Gross margins in 1999 were 32.0% compared with 29.4% in 1998 with the improvement due to sourcing efficiencies and cost reductions.

      Retail Stores Division. Gross profit increased $1.0 million or 2.5% to $41.5 million in fiscal 1999 compared with $40.5 million in fiscal 1998. Gross margins in fiscal 1999 was 28.0% compared to 31.1% in fiscal 1998, with the decrease caused by additional markdowns to liquidate excess inventories.

      Selling, administrative and general expenses increased $19.5 million to $471.1 million in fiscal 1999 compared with $451.6 million in fiscal 1998. Selling, administrative and general expenses as a percentage of sales was 22.3% in 1999 compared with 23.2% in 1998. Included in fiscal 1998 results are restructuring and special charges of $30.6 million and other non-recurring items of $27.1 million (see discussion of Strategic Actions on pages 20-21). The Company anticipates that these programs will generate annual savings of approximately $15.0 million pre-tax. Excluding restructuring, special charges and other non-recurring items in 1998, selling, administrative and general expenses were $471.1 million (22.3% of net revenues) in 1999 compared with $393.9 million (20.2% of net revenues) in 1998. The increase in selling, administrative and general expenses as a percentage of net revenues, primarily attributable to 1) $16.0 million of non-operating incremental costs related to the Calvin Klein Jeans distribution consolidation, 2) a 30 basis-point increase of $15.4 in marketing spending to 5.6% of net revenues and 3) incremental data processing costs related to Year 2000 conversion as well as the implementation of new systems.

Operating Profit

      Intimate Apparel Division. Operating profit decreased $35.1 million or 17.5% to $165.0 million in fiscal 1999 compared with $200.1 million in fiscal 1998. This was attributable to the additional markdowns and plant start-up costs mentioned above. In addition, fiscal 1998 includes restructuring, non-recurring and special charges as outlined above of $75.5 million and the effect of adopting SOP 98-5 of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs of $49.6 million.

      Sportswear and Accessories Division. Operating profit increased $14.3 million or 9.9% to $159.0 million in fiscal 1999 compared with $144.7 million in fiscal 1998. This was attributable to the 16.9% net revenue increase mentioned above, partially offset by the $16.0 million non-operating incremental cost related to the Calvin Klein Jeans distribution consolidation. In addition, restructuring, non-recurring and special charges as outlined above were $5.2 million in fiscal 1998.

      Retail Stores Division. Operating profit decreased $6.6 million to $9.0 million in fiscal 1999 from $15.6 million in fiscal 1998, with the decrease attributable to markdowns required to liquidate excess inventory. In addition, restructuring, non-recurring and special charges as outlined above were $4.8 million in fiscal 1998.

      Interest expense increased $17.2 million to $81.0 million in fiscal 1999 compared with $63.8 million in fiscal 1998. The increase was caused primarily by additional borrowings to finance the Company's stock buyback program and its acquisitions in fiscal 1998 and 1999. (See Note 2 to the Consolidated Financial Statements.)

      The income tax provision in fiscal 1999 was $51.1 or an overall effective tax rate of 34.3%. This compares to an income tax benefit in fiscal 1998 of $17.5 million consisting of a $7.7 million income tax expense on continuing operations and a $25.2 million income tax benefit on the cumulative effect of an accounting change, or an overall effective tax rate of 35.3%. The decrease in the effective tax rate from 35.3% in fiscal 1998 to 34.3% in fiscal 1999 was due to a shift in the amount of income in foreign jurisdictions with lower tax rates. The difference between the United States federal statutory rate of 35.0% and the Company's effective tax rate of 34.3% primarily reflects the impact of state income taxes (net of federal benefits), and the impact of non-deductible intangible amortization, favorably offset by a shift in income to foreign jurisdictions with lower tax rates than the U.S. The Company has estimated United States net operating loss carryforwards of approximately $421.3 million at January 1, 2000 and foreign net operating loss carryforwards of approximately $33.7 million available to offset future taxable income. The United States and foreign loss carryforwards, which the Company expects to fully utilize, should result in future cash tax savings of approximately $133.6 million at current United States income tax rates and $1.0 million at current foreign income tax rates, respectively. The net operating loss carryforwards expire between 2002 and 2018.

      Income before cumulative effect of a change in accounting principle improved $83.7 million to $97.8 million or $1.72 per diluted share in fiscal 1999 compared with $14.1 million or $0.22 per diluted share in fiscal 1998 due to the charges included in fiscal 1998 as mentioned above.

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

      Intimate Apparel Division. Net revenues increased $3.6 million or 0.4% to $944.8 million in fiscal 1998 compared with $941.2 million in fiscal 1997. Discontinued brands accounted for a reduction in net revenues of $30.9 million in fiscal 1998. Excluding the impact of the discontinued brands, net revenues increased 3.9%. Core Warner's, Olga and private label business increased $29.3 million or 8.1% over fiscal 1997 results. Bra market share in department and specialty stores for the year was 37.5% compared with 34.0% in 1997. Fiscal 1998 net revenues were negatively affected by hurricanes in Costa Rica and Honduras which disrupted shipments during the 1998 fourth quarter. Calvin Klein net revenues declined 3.1% primarily on lower international shipments in Russia of $6.3 million and the Far East of $0.8 million due to currency devaluation and economic downturns.

      Sportswear and Accessories Division. Net revenues increased $449.4 million or 105.5% to $875.3 million in fiscal 1998 compared with $425.9 million in fiscal 1997. Incremental net revenues in 1998 contributed by the 1997 and 1998 Calvin Klein Jeanswear and Kidswear acquisitions were $366.8 million. Excluding these acquisitions, net revenues increased $82.6 million or 28.2%. Improvements were recorded across all brands with Chaps up $78.7 million or 28.9% and Accessories up $2.0 million or 11.6%.

      Retail Stores Division. Net revenues increased $61.6 million or 89.8% in fiscal 1998. Incremental net revenues in 1998 contributed by the 1997 Designer Holdings acquisition was $48.7 million. Excluding the acquisition, net revenues increased $12.9 million or 22.4%.

      Gross profit increased $162.0 million or 43.2% on an as-reported basis to $537.2 million in fiscal 1998 compared with $375.2 million in fiscal 1997. The increase is due primarily to the 1997 and 1998 Calvin Klein acquisitions. Gross margins improved 1.4% to 27.5% from 26.1% resulting from a more favorable regular to off-price mix across all brands. Included in cost of sales in fiscal 1998 are restructuring and special charges of $23.2 million, other non-recurring items of $25.9 million (see discussion of Strategic Actions on pages 20-21) and the current year impact of the early adoption of SOP 98-5 of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs of $49.6 million. Included in cost of sales in fiscal 1997 are restructuring, special charges and other non-recurring items of $76.6 million (see strategic actions on pages 20-21) and charges relating to an inventory adjustment for production and inefficiency costs of $57.0 million. Excluding these items, gross profit increased $167.9 million or 33.0% to $676.7 million compared with $508.8 million in fiscal 1997. Gross margins on this basis were 34.7% in 1998 compared with 35.4% in 1997. The decrease in gross margins from fiscal 1997 was caused by a higher mix of jeanswear and Chaps net revenues, which has lower gross margins than Intimate Apparel.

      Intimate Apparel Division. Gross profit (excluding all non-recurring items described above) increased $11.1 million or 3.0% to $378.6 million in fiscal 1998 compared with $367.5 million in fiscal 1997. Gross margins were 40.1% in 1998 compared with 39.0% in 1997. The improvement in margins resulted from a better regular price sales mix and cost savings initiatives implemented during the year.

      Sportswear and Accessories Division. Gross profit (excluding all non-recurring items described above) increased $141.0 million or 120.9% to $257.6 million in fiscal 1998 compared with $116.6 million in fiscal 1998. The increase in gross profit was due to the 1997 and 1998 Calvin Klein acquisitions, which contributed an incremental $121.9 million of gross profit. Excluding acquisitions, gross profit was up $19.1 million compared with 1997 with most of the increase in Chaps. Gross margins in 1998 were 29.4% compared with 27.4% in 1997 with the improvement due to the addition of Calvin Klein Jeanswear.

      Retail Stores Division. Gross profit increased $15.8 million or 64.0% to $40.5 million in fiscal 1998 compared with $24.7 million in fiscal 1997, with the increase attributable to the Designer Holdings acquisition.

      Selling, administrative and general expenses increased $102.2 million to $451.6 million in fiscal 1998 compared with $349.4 million in fiscal 1997. Selling, administrative and general expenses as a percentage of sales improved to 23.1% in 1998 compared with 24.3% in 1997. Included in fiscal 1998 results are restructuring and special charges of $30.6 million and other non-recurring items of $27.1 million (see discussion of Strategic Actions on pages 20-21). The Company anticipates that these programs will generate annual savings of approximately $15.0 million pre-tax. Included in fiscal 1997 are restructuring, special charges and other non-recurring items of $54.2 million. Excluding restructuring, special charges and other non-recurring items in 1998 and 1997, selling, administrative and general expenses were $393.9 million (20.2% of net revenues) in 1998 compared with $295.2 million (20.6% of net revenues) in 1997. The improvement in selling, administrative and general expenses is attributable to the leverage attained through increased net revenues of Calvin Klein Jeanswear.

Operating Profit

      Intimate Apparel Division. Operating profit before special items increased $4.6 million or 2.4% to $200.1 million in fiscal 1998 compared with $195.5 million in fiscal 1997. This was attributable to the increase in net revenues and gross profit mentioned above. In addition, restructuring, non-recurring and special charges as outlined above were $75.5 million in fiscal 1998 and $68.0 million in fiscal 1997. The SOP 98-5 start-up costs were $40.8 million in fiscal 1998 and a charge for an inventory adjustment related to production and inefficiency costs was $49.6 million in fiscal 1998 and $57.0 million in fiscal 1997.

      Sportswear and Accessories Division. Operating profit before special items increased $82.9 million or 134.1% to $144.7 million in fiscal 1998 compared with $61.8 million in fiscal 1997. This was attributable to the 1997 and 1998 Calvin Klein acquisitions and the increased Chaps net revenues mentioned above. In addition, restructuring, non-recurring and special charges as outlined above were $5.2 million in fiscal 1998 and $40.2 million in fiscal 1997.

      Retail Stores Division. Operating profit before special items increased $8.5 million or 119.7% to $15.6 million in fiscal 1998 compared with $7.1 million in fiscal 1997, with the increase attributable to the additional stores acquired in the Designer Holdings acquisition. In addition, restructuring, non-recurring and special charges as outlined above were $4.8 million in fiscal 1998 and $18.7 million in fiscal 1997.

      Interest expense increased $17.9 million to $63.8 million in fiscal 1998 compared with $45.9 million in fiscal 1997. The increase was caused primarily by the company's stock buyback program and the Calvin Klein Jeanswear and Kidswear acquisitions in fiscal 1997 and 1998.

      The income tax benefit in fiscal 1998 was $17.5 million consisting of a $7.7 million income tax expense on continuing operations and a $25.2 million income tax benefit on the cumulative effect of an accounting change, or an overall effective tax rate of 35.3%. The difference between the United States federal statutory rate of 35.0% and the Company's effective tax rate of 35.3% primarily reflects the impact of state income taxes (net of federal benefits), foreign income taxes at rates other than the U. S. statutory rate, the impact of non-deductible intangible amortization, offset by the realization of a $10.8 million deferred tax asset, principally related to a realization of a capital loss carryover during the fourth quarter of fiscal 1998, previously subject to a valuation allowance. The Company has estimated United States net operating loss carryforwards of approximately $496.2 million at January 2, 1999 and foreign net operating loss carryforwards of approximately $18.3 million available to offset future taxable income. The United States and foreign loss carryforwards, which the Company expects to fully utilize, should result in future cash tax savings of approximately $130.7 million at current United States income tax rates. The net operating loss carryforwards expire between 2002 and 2018.

      Income before cumulative effect of the early adoption of SOP 98-5 improved $26.4 million to $14.1 million or $0.22 per diluted share in fiscal 1998 compared with a loss of $12.3 million or $0.23 per diluted share in fiscal 1997. Income before the effects of restructuring and special charges of $34.8 million, other non-recurring items of $34.3 million and the current year impact of the early adoption of SOP 98-5 and a charge for an inventory adjustment related to production and inefficiency costs of $58.5 million, was $141.7 million or $2.25 per diluted share.

Compared with fiscal 1997 net income (excluding non-recurring charges of $81.1 million and a charge for an inventory adjustment related to production and inefficiency costs of $35.4 million) of $104.1 million or $1.87 per diluted share, this represents an improvement of $37.6 million, or $0.38 per diluted share.

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

      During fiscal 1999, the Company acquired Authentic Fitness Corporation acquired Penhaligon's Ltd., IZKA, A.B.S. by Allen Schwartz, and Chaps Canada.

   During fiscal 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and the sub-license to produce Calvin Klein jeans and related products for children in Canada. Also during fiscal 1998, the Company acquired certain assets as well as the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. The total purchase price of these acquisitions was approximately $53.1 million.

      In December 1997, the Company completed the acquisition of Designer Holdings, which develops, manufactures and markets designer jeanswear and sportswear under a license from Calvin Klein, Inc. The purchase price consisted of the issuance of 10,413,144 shares of the Company's stock valued at $353.4 million. Net assets acquired included $55.8 million of cash of Designer Holdings.

      In the third and fourth quarters of fiscal 1996, the Company acquired Lejaby, a leading European intimate apparel manufacturer, for approximately $79 million, including certain fees and expenses and assumed liabilities. Funds to consummate the transaction were provided by members of the Company's bank credit group. The terms of the bank loans are substantially the same as the terms of the Company's existing credit agreements and included a term loan totaling 370 million French Francs and revolving loan facilities totaling 150 million French Francs (the "1996 Bank Credit Agreements").

      Cash provided from operating activities in fiscal 1999 was $10.0 million compared to $333.7 million in fiscal 1998. The decrease in cash flow from operating activities from fiscal 1998 primarily resulted from 1) the favorable impact of securitizing accounts receivable in fiscal 1998 ($145.1 million) and
2) the decrease in accounts payable and accrued expenses ($199.4 million) primarily attributable to extended terms negotiated in fiscal 1998 which favorably affected last year's cash flow. Cash flow from operating activities in fiscal 1998 of $333.7 million increased $189.8 million compared with fiscal 1997 of $143.9 million as a result of 1) an increase in accounts payable and accrued expenses of $118.5 million relating to extended payment terms negotiated in fiscal 1998 and 2) the favorable impact of the accounts receivable securitization of $170.5 million. Depreciation and amortization expense was $61.0 million, $46.5 million and $47.4 million in fiscal 1999, 1998 and 1997 respectively. The increase in depreciation and amortization expense in fiscal 1999 reflects amortization of intangible assets acquired in fiscal 1998 and 1999.

      The provision for receivable allowances was $206.1 million, $166.3 million and $139.5 million in fiscal 1999, 1998 and 1997 respectively. The increase in fiscal 1999 over fiscal 1998 represents additional markdowns and allowances as previously mentioned. The increase in fiscal 1998 over fiscal 1997 represents the 35.9% sales increase primarily related to the Designer Holdings acquisition. The provision for inventory write-downs was $6.2 million in fiscal 1999, $25.4 million in fiscal 1998 and $57.3 million in fiscal 1997. The decrease in fiscal 1999 and 1998 compared to fiscal 1997 reflected the Intimate Apparel restructuring in fiscal 1998 and 1997 (see Note 3 to the Consolidated Financial Statements.)

      Cash used in investing activities was $736.5 million in fiscal 1999 compared with $221.8 million in fiscal 1998 and $22.0 million in fiscal 1997. The increase is fiscal 1999 compared to fiscal 1998 relates to an increase in acquisition of businesses of $572.4 million primarily related to the Authentic Fitness acquisition in December 1999. The increase in fiscal 1998 compared to fiscal 1997 reflects an increase in property, plant and equipment of $85.4 million primarily related to new MIS systems and store fixtures and an increase in acquisition of businesses of $108.9 million, which includes a use of cash in fiscal 1998 of $53.1 million primarily related to the Calvin Klein Kidswear acquisition in fiscal 1998 compared to receiving $55.8 million of cash acquired in connection with the acquisition of Designer Holdings for company stock in fiscal 1997.

      Cash (used in) provided by financing activities was $724.7 million, $(116.3) million and $(125.2) million in fiscal 1999, 1998 and 1997 respectively. The increase in the cash provided from financial activities in fiscal 1999 compared to fiscal 1998 reflects borrowing under an acquisition loan facility of $586.2 million to acquire Authentic Fitness and an increase in borrowings under the Company's credit facilities of $265.8 million to fund the Company's stock buy-back program and purchase of property, plant and equipment. During the year ended January 1, 2000, the Company repurchased 6.2 million shares of its common stock at a cost of $144.7 million and paid cash dividends of $20.6 million. During the year ended January 2, 1999, the Company repurchased
4.8 million shares of its common stock at a cost of $135.4 million and paid cash dividends of $22.3 million. For the year ended January 3, 1998, the Company repurchased 0.8 million shares of its common stock at a cost of $26.5 million and paid cash dividends of $16.2 million. In exchange for shares received from option holders with a fair market value of $2.6 million, $38.1 million and $0.6 million in fiscal years 1999, 1998 and 1997, respectively, the Company paid $2.6 million, $38.1 million and $0.6 million in fiscal years 1999, 1998 and 1997, respectively, of withholding taxes on options that were exercised during the year.

      In November 1999 the Company entered into a $600 million, 364-day credit facility with certain members of its bank credit group in order to consummate the Authentic Fitness acquisition and refinance borrowings outstanding under Authentic Fitness' bank credit agreement. Amounts borrowed under this facility are subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin, which varies according to the Company's debt rating. As of January 1, 2000, $586,200 was outstanding under this facility at a weighted average interest rate of 7.15%. The terms of this facility are substantially the same as the terms of the Company's existing credit agreements.

      In November 1999, in conjunction with the Authentic Fitness acquisition, and to replace its $200 million 364-day credit facility expiring in November 1999, the Company entered into a new $450 million revolving credit facility. This new facility matures in November 2004 and carries terms that are substantially the same as the terms of the Company's existing credit agreements. Amounts borrowed under this facility are subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin, which varies according to the Company's debt rating. As of January 1, 2000, there were no borrowings outstanding under this facility.

      Also in November 1999 the Company increased the amount of its Trade Letter of Credit Facility (the "L/C Facility") from $450 million to $500 million to refinance amounts outstanding under Authentic Fitness' Trade Letter of Credit Facility.

      In April 1998, the Company amended its 1996 Bank Credit Agreements (the "Agreement") to increase its revolving loan facilities to 480 million French Francs from 120 million French Francs. Borrowings under the Agreement bear interest at LIBOR plus 35% and mature on April 17, 2003. In July 1998, the Company amended its $300 million the L/C Facility to increase the size of the facility to $450 million, to extend the borrowing period for amounts due under the maturing letters of credit from 120 days to 180 days, to extend the maturity of the L/C Facility to July 29, 1999 and to eliminate certain restrictions relating to debt and investments. The amount of borrowings available under the L/C Facility was increased to accommodate the internal growth of the Company's business as well as the increased demand for finished product purchases stemming from the acquisition of Designer Holdings in the fourth quarter of 1997 and the acquisition of the Calvin Klein Kids business in the second quarter of 1998. In conjunction with the amendment of the L/C Facility, the Company also amended its $600 million revolving credit facility and its $200 million 364-day credit facility to allow for the increase in the L/C Facility and the elimination of certain restrictions relating to debt and investments. In July 1999, the L/C Facility was extended until July 27, 2000.

      In October 1998, the Company entered into a $200 million revolving accounts receivable securitization facility. Under this facility, the Company entered into agreements to sell, for a period of up to five years, undivided participation interests in designated pools of U.S. trade receivables. Participation interests in new receivables may be sold as collections reduce previously sold participation interests. The participation interests are sold at a discount to reflect normal dilution. Net proceeds to the Company from the initial funding were $200 million, and were used primarily to temporarily repay long-term debt. At January 1, 2000, approximately $195.9 million was advanced under this facility.

      The Company has paid a quarterly cash dividend since June 1995. The dividend payment was raised to $0.08 per share from $0.07 per share in February 1997 and increased to $0.09 per share in January 1998.

      At January 1, 2000, the Company had approximately $469.2 million of additional borrowing availability under the revolving loan portions of its United States bank facilities. The Company also has bank credit agreements in Canada, Europe and Asia. At January 1, 2000, the Company had approximately $53.1 million of additional borrowing availability under these agreements. The Company believes that funds available under its various bank facilities, together with cash flow to be generated from future operations, will be sufficient to meet the capital expenditure requirements and working capital needs of the Company, including interest and debt principal payments for the next twelve months and for the next several years.

Year 2000 and Economic and Monetary Union ("EMU") Compliance

      The Company is fully Year 2000 compliant with respect to all of its operating systems. The Company did not experience any year 2000 related issues.

      In anticipation of the establishment of the European EMU and the introduction of a single European unit of currency (the "Euro") scheduled for January 1, 1999, Warnaco formed a Steering Committee in December 1997 to (1) identify the related issues and their potential effect on Warnaco, and (2) develop an action plan for EMU compliance.

      The steering committee completed development of and implemented an action plan which included preparation of banking arrangements for use of the Euro, development of dual currency price lists and invoices, modification of prices to mitigate the potential effects of price transparency and implementing necessary computer-related remediation steps. As a result of this plan, as of January 1, 1999, Warnaco was EMU compliant. During 1999, the Company experienced no adverse effects on its business as a result of the introduction of the Euro.

Statement Regarding Forward-looking Disclosure

      This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition,' are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Seasonality

      The operations of the Company are somewhat seasonal. In fiscal 1999, approximately 56% of net revenues, 50% of operating income, and substantially all of the Company's net cash flow from operating activities were generated in the second half of the year. Generally, the Company's operations during the first half of the year are financed by increased borrowings. The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of fiscal 1998 and fiscal 1997.

                                                               Three Months Ended
                                                                  (in millions)
                              Apr. 4,     July 4,     Oct. 3,     Jan. 2     Apr. 3,    July 3,    Oct. 2,   Jan. 1,
                               1999        1998        1998       1999       1999       1999       1999       2000
                               ----        ----        ----       ----       ----       ----       ----       ----
Net revenues                  $ 419.2      $438.9      $544.1     $548.1     $444.1     $484.7     $579.6    $605.8
Operating income(loss)         $ 23.4      $ 35.5      $ 56.0    $ (29.3)     $52.2      $62.6      $90.2     $24.9
Cash flow from (used in)
   operating activities       $(145.4)     $ 22.4      $162.2     $294.5    $(127.0)    $(44.0)      $2.7    $178.3

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

Impact of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS 137 "Deferral of the effective date of FASB Statement No. 133" delaying the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company is evaluating the application of the new statement and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.

Interest Rate Risk

   The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of January 1, 2000, approximately $691.5 million of the Company's $1,904.3 million of interest-rate sensitive obligations were swapped to fixed rates. Of the total amount swapped, $610 million were swapped to a fixed rate of 5.99% while $81.5 million were swapped to fixed rates between 6.60% and 6.66%, thereby limiting the Company's risk to any future shift in interest rates. As of January 1, 2000, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $22.1 million. As of January 1, 2000 the Company had approximately $1,212.8 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of January 1, 2000 would have had an $8.1 million unfavorable impact on the Company's pre-tax earnings and cash flow over a one-year period.

Foreign Exchange Risk

      The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound, Euro, Costa Rican colon, Honduran lempira, Dominican Republic peso and the Chinese renminbi. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of January 1, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk, which included currency option and forward contracts, was $0.1 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.3 million.

Item 8. Financial Statements and Supplementary Data.

      The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure.

Previous Independent Accountants

      On November 18, 1999, the Audit Committee of the Board of Directors of the Company approved the appointment of Deloitte & Touche LLP as its independent auditors for fiscal 1999. PricewaterhouseCoopers LLP, the Company's previous auditors, were dismissed.

      The reports of PricewaterhouseCoopers LLP on the financial statements for the last two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with its audits for the two most recent fiscal years and through November 18, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers
LLP to make reference thereto in their report on the consolidated financial statements for such years.

      During the two most recent fiscal years and through November 18, 1999, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K.), except that in connection with the audit of the fiscal 1998 consolidated financial statements, PricewaterhouseCoopers LLP informed management that the intimate apparel division manufacturing cost system may not function to reduce to a relatively low level the risk that errors may occur and not be detected within a timely period. The Company took actions in fiscal 1998 which it believes have effectively addressed these matters.

      The Registrant requested and PricewaterhouseCoopers LLP furnished it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether or not it agreed with the above statements. Such letter dated November 26, 1999 was filed as an exhibit to the Company's Form 8-K filed November 26, 1999.

New Independent Accountants

      The Registrant engaged Deloitte & Touche LLP as its new independent accountants on November 18, 1999. During the two most recent fiscal years and through November 18, 1999, the Registrant had not consulted with Deloitte & Touche LLP on any of the matters or events set forth in Item 304(a) 2(i) and (ii) of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by Item 10 is incorporated by reference from page 15 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 1999 year-end relating to the 2000 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

      The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 1999 year-end, relating to the 2000 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 1999 year-end, relating to the 2000 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 1999 year-end, relating to the 2000 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.

                                                                                       Page
                                                                                       ----
      Reports of Independent Accountants........................................        F-1 - F-2

      Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000.....        F-3

      Consolidated Statements of Operations for the Years Ended January 3, 1998,
      January 2, 1999 and January 1, 2000.......................................        F-4

      Consolidated Statements of Stockholders' Equity and Comprehensive Income
         For the Years Ended January 3, 1998, January 2, 1999 and January 1, 2000       F-5

      Consolidated Statements of Cash Flows for the Years Ended January 3, 1998,
         January 2, 1999 and January 1, 2000....................................        F-6

      Notes to Consolidated Financial Statements................................ F-7 - F-[OPEN]

2.    Financial Statement Schedule:

      Schedule II.  Valuation and Qualifying  Accounts and Reserves.............        S-1

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    List of Exhibits:

2.1 Tender Offer Statement on Schedule 14D-1, dated November 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed January 18, 2000).

2.2 Amendment No.1 to Schedule 14D-1 and Schedule 13D, dated December 16, 1999 (incorporated herein by reference to Exhibit 2.2 to the Company's
      Form 8-K filed January 18, 2000).

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995)

3.2 Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed April 4, 1997).

4.1 Registration Rights Agreement dated March 14, 1994 between the Company and Calvin Klein, Inc. ("CK") (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed May 24, 1994).

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

4.3 First Supplemental Indenture dated as of March 31, 1998, between Designer Holdings, The Warnaco Group, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K filed April 3, 1998)

4.4 Preferred Securities Guarantee Agreement dated as of March 31, 1998, between The Warnaco Group, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Preferred Guarantee Trustee, with respect to the Preferred Securities of Designer Finance Trust (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K filed April 3, 1998).

4.5 Rights Agreement, dated as of August 19, 1999 between the Warnaco Group, Inc. and the Bank of New York (incorporated herein by reference to Exhibit
      4.5 to the Company's Form 8-K filed August 20, 1999.

10.1 Credit Agreement, dated as of August 12, 1997 (the 'U.S. $600,000,000 Credit Agreement'), among Warnaco Inc., as Borrower, and The Bank of Nova Scotia and Citibank, N.A. as Managing Agents, Citibank, N.A. as Documentation Agent, the Bank of Nova Scotia as Administrative Agent, Competitive Bid Agent, Swing Line Bank and an Issuing Bank and certain other lenders named therein (incorporated herein by reference to Exhibit
      10.1 to the Company's Form 10-Q filed November 12, 1997)

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

10.8  Warnaco Employee Retirement Plan (incorporated herein by reference to
      Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-4587

10.9 Executive Management Agreement, dated as of May 9, 1991, as extended, between the Company, Warnaco Inc. and The Spectrum Group, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, No. 33-45877

10.10 1993 Non-Employee Director Stock Plan (incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders).

10.11 Amended and Restated 1993 Stock Plan (incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders).

10.12 The Warnaco Group, Inc. Supplemental Incentive Compensation Plan (incorporated herein by reference to the Company's Proxy Statements for its 1994 and 1999 Annual Meetings of Stockholders).

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

10.17 1997 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Form 10-K filed April 3, 1998).

10.18 License Agreement dated as of August 4, 1994 between Calvin Klein, Inc. and Calvin Klein Jeanswear Company; incorporated by reference to Exhibit
      10.20 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-2236).

10.19 Amendment to the Calvin Klein License Agreement dated as of December 7, 1994; incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-2236).

10.20 Amendment to the Calvin Klein License Agreement dated as of January 10, 1995; incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No.333-2236).

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

10.25 Fifth Amended and Restated Credit Agreement, dated as of July 31, 19988, among Warnaco Inc., as the U.S. Borrower, Designer Holdings, Ltd. and other wholly-owned domestic subsidiaries as designated from time to time, as the Sub-Borrowers, Warnaco (HK) Ltd., Warnaco B.V., Warnaco Netherlands B.V., as the Foreign Borrowers, the Warnaco Group, Inc., as a Guarantor, and Societe Generale, as the Documentation Agent, Citibank, N.A., as the Syndication Agent, and The Bank of Nova Scotia, as the Administrative Agent, and certain other lenders named therein. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 18,
      1998).

10.26 Amended and Restated Master Agreement of Sale, dated as of September 30, 1998, among Warnaco Inc., as Originator, and Gregory Street, Inc., as Buyer and Servicer. (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed November 7, 1998).

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

10.32 Agreement and Plan of Merger dated as of November 15, 1999 by and among The Warnaco Group, Inc., A Acquisition Corp. and Authentic Fitness Corporation (incorporated herein by reference to Exhibit C, to the Company's Schedule 14D1 filed November 17, 1999).

10.33 U.S. $600,000,000 364-Day Credit Agreement, dated as of November 17, 1999 among Warnaco Inc., as Borrower, Morgan Guaranty Trust Company of New York as Documentation Agent, The Bank of Nova Scotia as Administration Agent and certain other lenders party thereto (incorporated herein by reference to Exhibit B to the Company's Schedule 14D-1 filed November 17, 1999).

21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Form 10-K filed April 3, 1998).

23.1  Consent of Independent Accountants.

23.2  Consent & PricewaterhouseCooopers LLP

27    Financial Data Schedule.

99.1 Designer Holdings, Ltd. Annual Report on Form 10-K for the year ended December 31, 1996 (incorporated herein by reference -- Commission file number 1-11707).

99.2 Authentic Fitness Corporation Annual Report on Form 10-K for the fiscal year ended July 3, 1999 (incorporated herein by reference -- Commission file number 1-11202).

(b)   Reports on Form 8-K.

      The Company filed reports on Form 8-K on August 20, 1999 and November 26, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 31st day of March, 2000.

                                               THE WARNACO GROUP, INC.


                                               /s/ LINDA J. WACHNER
                                               --------------------
                                               Linda J. Wachner
                                               Chairman, President and Chief
                                               Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


            Signature                                 Title                             Date
         /s/ LINDA J. WACHNER             Chairman of the Board; Director;          March 31, 2000
--------------------------------------    President and Chief Executive
      Linda J. Wachner                    Officer (Principal Executive Officer)


  /s/ WILLIAM S. FINKELSTEIN              Director; Senior Vice President, and      March 31, 2000
--------------------------------------    Chief Financial Officer (Principal
      William S. Finkelstein              Financial and Accounting Officer)


    /s/ STUART D. BUCHALTER               Director                                  March 31, 2000
--------------------------------------
      Stuart D. Buchalter

    /s/ JOSEPH A CALIFANO, JR.            Director                                  March 31, 2000
--------------------------------------
      Joseph A. Califano, Jr.

       /s/ DONALD G. DRAPKIN              Director                                 March 31, 2000
--------------------------------------
        Donald G. Drapkin

       /s/ JOSEPH H. FLOM, ESQ.           Director                                 March 31, 2000
--------------------------------------
      Joseph H. Flom, Esq.

        /s/ ANDREW G. GALEF               Director                                 March 31, 2000
--------------------------------------
        Andrew G. Galef

      /s/ WALTER F. LOEB                  Director                                 March 31, 2000
--------------------------------------
          Walter F. Loeb

     /s/ DR. MANUEL T. PACHECO            Director                                 March 31, 2000
--------------------------------------
     Dr. Manuel T. Pacheco

     /s/ STEWART A. RESNICK               Director                                 March 31, 2000
--------------------------------------
      Stewart A. Resnick

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Warnaco Group, Inc.

We have audited the accompanying consolidated balance sheet of The Warnaco Group Inc. and its subsidiaries as of January 1, 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended January 1, 2000 listed in the Index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and subsidiaries as of January 1, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended January 1, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 3, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Warnaco Group, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 35 present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and its subsidiaries at January 2, 1999, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 2, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the fiscal 1998 consolidated financial statements, pursuant to the adoption of SOP 98-5 the Company changed its accounting for deferred start-up costs effective the beginning of fiscal 1998. Also as described in Note 1 to the fiscal 1998 consolidated financial statements, the Company restated its fiscal 1997 and 1996 consolidated financial statements with respect to accounting for inventory production and inefficiency costs.

PRICEWATERHOUSECOOPERS LLP

New York, New York
March 2, 1999

                            THE WARNACO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, excluding share data)

                                                                                             January 2,         January 1,
                                                                                                1999               2000
                                                                                            ------------        -----------
ASSETS
Current assets:
      Cash                                                                                   $     9,495        $     9,328
      Accounts receivable, less reserves of $36,668 - 1998 and $32,872 - 1999                    199,369            314,961
      Marketable securities                                                                           --             72,921
      Inventories                                                                                472,019            734,439
      Prepaid expenses and other current assets                                                   26,621             66,015
                                                                                             -----------        -----------
           Total current assets                                                                  707,504          1,197,664
                                                                                             -----------        -----------
Property, plant and equipment, at cost:
      Land and land improvements                                                                   7,060              8,158
      Building and building improvements                                                          81,928            113,974
      Machinery and equipment                                                                    255,163            357,166
                                                                                             -----------        -----------
                                                                                                 344,151            479,298
      Less:  Accumulated depreciation and amortization                                          (119,891)          (152,946)
                                                                                             -----------        -----------
           Net property, plant and equipment                                                     224,260            326,352
Other assets:
      Licenses, trademarks, intangible and other assets, at cost, less
        accumulated amortization of $78,116 -- 1998 and $86,606 -- 1999                          306,932            337,997
      Excess of cost over net assets acquired, less accumulated amortization
        of $51,297 - 1998 and $66,551 - 1999                                                     417,782            842,262
      Deferred income taxes                                                                      126,655             58,710
                                                                                             -----------        -----------
           Total other assets                                                                    851,369          1,238,969
                                                                                             -----------        -----------
                                                                                             $ 1,783,133        $ 2,762,985
                                                                                             ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                                      $     9,387        $    11,052
      Short-term debt                                                                             20,844            133,752
      Accounts payable                                                                           503,326            599,768
      Accrued liabilities                                                                        128,248            111,262
      Accrued income taxes payable                                                                 3,068             16,217
      Deferred income taxes                                                                       14,276              7,468
                                                                                             -----------        -----------
           Total current liabilities                                                             679,149            879,519
                                                                                             -----------        -----------
Long-term debt                                                                                   411,886          1,187,951
                                                                                             -----------        -----------
Other long-term liabilities                                                                       12,129             29,295
                                                                                             -----------        -----------

Commitment and Contingencies (Note 8, 11, 15 and 18) Company-Obligated
Mandatorily Redeemable Convertible Preferred
      Securities ($120,000-par value) of Designer Finance Trust Holding
      Solely Convertible Debentures                                                              101,836            102,904
Stockholders' equity:
      Class A Common Stock, $0.01  par value, 130,000,000 shares authorized,
        65,172,608 and 65,393,038 issued in 1998 and 1999                                            652                654
      Additional paid-in capital                                                                 953,512            961,368
      Accumulated other comprehensive income (loss)                                              (15,703)            24,877
      Accumulated deficit                                                                       (176,997)           (99,461)
      Treasury stock, at cost - 6,087,674 shares -1998 and 12,163,650 shares - 1999             (171,559)          (313,138)
      Unearned stock compensation                                                                (11,772)           (10,984)
                                                                                             -----------        -----------
        Total stockholders' equity                                                               578,133            563,316
                                                                                             -----------        -----------
                                                                                             $ 1,783,133        $ 2,762,985
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

                        THE WARNACO GROUP, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, excluding per share data)

                                                                                      For the Year Ended
                                                                   -----------------------------------------------------
                                                                      January 3,        January 2,         January 1,
                                                                         1998              1999               2000
                                                                   -----------------  ----------------   ---------------
Net revenues                                                        $ 1,435,730         $ 1,950,251         $ 2,114,156
Cost of goods sold                                                    1,060,526           1,413,036           1,413,149
Selling, administrative and general expenses                            349,431             451,640             471,108
                                                                    -----------         -----------         -----------

Operating income                                                         25,773              85,575             229,899
Interest expense                                                         45,873              63,790              80,976
                                                                    -----------         -----------         -----------
Income (loss) before income taxes and cumulative effect of
    change in accounting principle                                      (20,100)             21,785             148,923
Provision (benefit) for income taxes                                     (7,781)              7,688              51,137
                                                                    -----------         -----------         -----------
Income (loss) before cumulative effect of a change in
    accounting principle                                                (12,319)             14,097              97,786
Cumulative effect of change in accounting for deferred
    start-up costs, net                                                      --             (46,250)                 --
                                                                    -----------         -----------         -----------
Net income (loss)                                                   $   (12,319)        $   (32,153)        $    97,786
                                                                    ===========         ===========         ===========

Basic earnings (loss) per common share:
       Income (loss) before accounting change                       $     (0.23)        $      0.23         $      1.75
       Cumulative effect of accounting change                                --               (0.75)                 --
                                                                    -----------         -----------         -----------
       Net income (loss)                                            $     (0.23)        $     (0.52)        $      1.75
                                                                    ===========         ===========         ===========

Diluted earnings (loss) per common share:
       Income (loss) before accounting change                       $     (0.23)        $      0.22         $      1.72
       Cumulative effect of accounting change                                --               (0.73)                 --
                                                                    -----------         -----------         -----------
       Net income (loss)                                            $     (0.23)        $     (0.51)        $      1.72
                                                                    ===========         ===========         ===========

Shares used in computing earnings per share:
       Basic                                                             52,814              61,362              55,910
                                                                    ===========         ===========         ===========
       Diluted                                                           52,814              63,005              56,796
                                                                    ===========         ===========         ===========

    This Statement should be read in conjunction with the accompanying
               Notes to Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (In thousands, excluding share data)


                                                                       Accumulated
                                                                          Other
                                             Class A     Additional   Comprehensive
                                              Common      Paid-in        Income     Accumulated
                                              Stock       Capital        (Loss)       Deficit
                                            ----------  ------------  ------------- -----------
Balance  at January 4, 1997                     $ 524     $ 575,691      $ (3,307)   $ (92,837)
                                            ----------  ------------  ------------- -----------
Net loss                                                                               (12,319)
Translation adjustments                                                   (11,531)


Comprehensive income (loss)
Issuance of 137,135 shares of
    restricted stock                                1         3,600
Dividends declared                                                                     (17,265)
Employee stock options exercised
    and payment of employee
    notes receivable                                4         9,498
Net cash settlements under equity
    option arrangements                                      (1,620)
Amortization of unearned stock
    compensation
Purchase of 839,319 shares of
    treasury stock
Issuance of 10,413,144 shares  for the
    acquisition of Designer Holdings Ltd.         104       353,292
                                            ----------  ------------  ------------- ------------
Balance  at January 3, 1998                       633       940,461       (14,838)    (122,421)
                                            ----------  ------------  ------------- ------------
Net loss                                                                               (32,153)
Translation adjustments                                                      (865)


Comprehensive income (loss)
Employee stock options exercised
    and payment of employee
    note receivable                                17         3,046
Net cash settlements under equity
    option arrangements                                       2,325
Issuance of 182,903 shares of
    restricted stock                                2         7,680
Dividends declared                                                                     (22,423)
Amortization of unearned stock
    compensation
Purchase of  4,794,699 shares of
    treasury stock
                                            ----------  ------------  ------------- -----------
Balance at January 2, 1999                        652       953,512       (15,703)    (176,997)
                                            ----------  ------------  ------------- -----------
Net income                                                                              97,786
Translation adjustments                                                     1,614
Unrealized gain on marketable securities                                   38,966


Comprehensive income
Employee stock options exercised                              3,131
Issuance of 190,680 shares of
    restricted stock                                2         5,456
Dividends declared                                                                     (20,250)
Amortization of unearned stock
    compensation
Purchase of 6,182,088 shares of
    treasury stock
Issuance of 100,000 shares of
    treasury stock for acquisition of ABS                      (731)
                                            ----------  ------------  ------------- -----------
Balance at January 1, 2000                      $ 654     $ 961,368      $ 24,877    $ (99,461)
                                            ==========  ============  ============= ===========

                                                 Treasury           Unearned Stock
                                                  Stock         Compensation      Total
                                            -------------    -------------   ----------
Balance  at January 4, 1997                     $(12,030)       $ (15,497)   $ 452,544
                                            -------------    -------------   ----------
Net loss                                                                       (12,319)
Translation adjustments                                                        (11,531)
                                                                             ----------
Comprehensive income (loss)                                                    (23,850)
Issuance of 137,135 shares of
    restricted stock                                               (3,601)           -
Dividends declared                                                             (17,265)
Employee stock options exercised
    and payment of employee
    notes receivable                                                   70        9,572
Net cash settlements under equity
    option arrangements                                                         (1,620)
Amortization of unearned stock
    compensation                                                    3,322        3,322
Purchase of 839,319 shares of
    treasury stock                               (26,537)                      (26,537)
Issuance of 10,413,144 shares  for the
    acquisition of Designer Holdings Ltd.                                      353,396
                                            --------------  --------------   ----------
Balance  at January 3, 1998                      (38,567)         (15,706)     749,562
                                            --------------  --------------   ----------
Net loss                                                                       (32,153)
Translation adjustments                                                           (865)
                                                                             ----------
Comprehensive income (loss)                                                    (33,018)
Employee stock options exercised
    and payment of employee
    note receivable                                2,424            5,971       11,458
Net cash settlements under equity
    option arrangements                                                          2,325
Issuance of 182,903 shares of
    restricted stock                                               (7,682)           -
Dividends declared                                                             (22,423)
Amortization of unearned stock
    compensation                                                    5,645        5,645
Purchase of  4,794,699 shares of
    treasury stock                              (135,416)                     (135,416)
                                            -------------    -------------   ----------
Balance at January 2, 1999                      (171,559)         (11,772)     578,133
                                            -------------    -------------   ----------
Net income                                                                      97,786
Translation adjustments                                                          1,614
Unrealized gain on marketable securities                                        38,966
                                                                             ----------
                                                                             ----------
Comprehensive income                                                           138,366
Employee stock options exercised                     178                         3,309
Issuance of 190,680 shares of
    restricted stock                                               (5,458)           -
Dividends declared                                                             (20,250)
Amortization of unearned stock
    compensation                                                    6,246        6,246
Purchase of 6,182,088 shares of
    treasury stock                              (144,688)                     (144,688)
Issuance of 100,000 shares of
    treasury stock for acquisition of ABS           2,931                         2,200
                                            -------------    -------------   ----------
Balance at January 1, 2000                     $(313,138)       $ (10,984)   $ 563,316
                                            =============    =============   ==========


           This Statement should be read in conjunction with the accompanying Notes to Consolidated Financial Statements.

                          THE WARNACO GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                                                                 For the Year Ended
                                                                                ----------------------------------------------------
                                                                                 January 3,         January 2,         January 1,
                                                                                    1998               1999               2000
                                                                                --------------- ------------------  ----------------
Cash flow from operating activities:
       Net income (loss)                                                              $ (12,319)         $ (32,153)        $ 97,786
       Adjustments to reconcile net income (loss) to net cash from operating activities:
             Depreciation and amortization                                               47,385             46,500           60,956
             Provision for  receivable allowances                                       139,469            166,347          206,098
             Provision for inventory write-downs                                         57,298             25,442            6,247
             Cumulative effect of accounting change                                           -             46,250                -
             Amortization of unearned stock compensation                                  3,322              4,978            6,246
             Non-recurring items                                                         48,806             95,143                -
             Deferred income taxes                                                      (13,906)           (74,616)          34,151
       Sale of accounts receivable                                                            -            170,500           25,400
       Accounts receivable                                                             (145,652)          (250,109)        (268,767)
       Inventories                                                                      (71,944)           (87,404)        (153,491)
       Prepaid expenses and other current assets                                         26,377             15,433          (17,791)
       Accounts payable and accrued expenses                                             94,015            212,549           13,182
       Cash portion of non-recurring items                                              (28,972)            (5,200)               -
                                                                                     ----------         ----------       ----------
       Net cash from operating activities                                               143,879            333,660           10,011
                                                                                     ----------         ----------       ----------
Cash flow from investing activities:
       Proceeds from sale/leaseback transaction                                          33,223             21,713           23,185
       Disposal of fixed assets                                                           1,704              3,966            4,726
       Increase in intangibles and other assets                                         (26,964)            (7,849)         (29,813)
       Purchase of property, plant and equipment                                        (57,399)          (142,787)        (109,088)
       Acquisition of businesses, net of cash acquired                                   55,800            (53,118)        (625,515)
       Payment of assumed liabilities and acquisition accruals                          (28,346)           (43,765)               -
                                                                                     ----------         ----------       ----------
Net cash from investing activities                                                      (21,982)          (221,840)        (736,505)
                                                                                     ----------         ----------       ----------
Cash flow from financing activities:
       Proceeds from sale of common stock, sale of treasury
          shares and payment of notes receivables from employees                          7,270             46,476            3,309
       Net borrowings (repayments) under credit facilities                             (153,394)            49,237          315,075
       Borrowings under term loan agreements                                                  -             20,706                -
       Borrowings under acquisition loan facility                                             -                  -          586,200
       Proceeds from debt issuance                                                      291,109              2,027                -
       Repayments of debt                                                              (224,281)            (6,094)          (9,387)
       Cash dividends paid                                                              (16,220)           (22,284)         (20,631)
       Payment of withholding taxes on option exercises                                    (575)           (38,095)          (2,640)
       Purchase of treasury shares and net cash settlements under
          equity option arrangements                                                    (27,582)          (132,992)        (142,048)
       Other                                                                             (1,492)           (35,280)          (5,165)
                                                                                     ----------         ----------       ----------
Net cash from financing activities                                                     (125,165)          (116,299)         724,713
                                                                                     ----------         ----------       ----------
Effect on cash due to currency translation                                                3,437              1,965            1,614
                                                                                     ----------         ----------       ----------
Increase (decrease) in cash                                                                 169             (2,514)            (167)
Cash at beginning of year                                                                11,840             12,009            9,495
                                                                                     ----------         ----------       ----------
Cash at end of year                                                                    $ 12,009            $ 9,495          $ 9,328
                                                                                     ==========         ==========       ==========


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

      Nature of Operations: The Company designs, manufactures and markets a broad line of women's intimate apparel, designer jeanswear, khakis and jeans related sportswear for men, women, juniors and children, men's underwear and men's sportswear, accessories and dress furnishings and active apparel for men, women and children under a number of owned and licensed brand names. The Company's products are sold to department and specialty stores, chain stores, mass merchandise stores, sporting goods stores, and catalog and other retailers throughout the world.

      Basis of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiary companies for the years ended January 3, 1998 ("Fiscal 1997"), January 2, 1999 ("Fiscal 1998") and January 1, 2000 ("Fiscal 1999"). All significant intercompany accounts and transactions are eliminated in consolidation.

      Use of Estimates: The Company utilizes estimates and assumptions in the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

      Translation of Foreign Currencies: Cumulative translation adjustments, arising primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange as of the respective balance sheet date, are applied directly to stockholders' equity and are included as part of accumulated other comprehensive income (loss). Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

      Cash and Cash equivalents: Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

      Marketable Securities: Marketable securities are stated at fair value based on quoted market prices. All investments were classified as available-for-sale with any unrealized gains or losses, net of tax, included as a component of stockholders' equity and included in other comprehensive income.

      Inventories: Inventories are stated at the lower of cost or market, cost being determined principally on a first-in, first-out basis.

      Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the lesser of the estimated useful lives of the assets or term of the lease, using the straight-line method, as summarized below:

         Buildings...............................     20-40 years
         Building improvements...................      2-20 years
         Machinery and equipment.................      3-10 years
         Computer software ......................      3- 7 years

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

      Assets under capital lease and related amortization of capitalized leases are included in property, plant and equipment and accumulated depreciation and the associated liability is included in debt. Depreciation expense was $21,865, $23,931 and $36,671 for fiscal years 1997, 1998 and 1999, respectively.

      Computer Software Costs: Internal and external direct and incremental costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment and amortized, under the straight-line method, over the estimated useful life of the software, generally 3 to 7 years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

      Intangible Assets: Intangible assets consist of goodwill, licenses, trademarks, deferred financing costs and other intangible assets. Goodwill represents the excess of cost over net assets acquired from business acquisitions, and is amortized on a straight-line basis over the estimated useful life, not exceeding 40 years. Deferred financing costs are amortized over the life of the related debt and included in interest expense. Deferred financing costs were $8,620 and $13,399 in fiscal years 1998 and 1999, respectively. Licenses and trademarks were $272,894 in fiscal 1999 and $243,400 in fiscal 1998. Licenses are amortized over the remaining life of the license, which range between 5 and 40 years and trademarks are amortized over the remaining life of the trademark not to exceed 20 years. Other assets of $51,704 in fiscal 1999 and $54,912 in fiscal 1998 include long-term investments, other non-current assets and deposits. Amortization of intangible assets, included in selling, administrative and general expenses was $10,021, $22,569 and $24,285 for fiscal years 1997, 1998 and 1999, respectively.

      The Company reviews impairment when changes in circumstances, which include, but are not limited to, the historical and projected operating performance of business operations, specific industry trends and general economic conditions, indicate that the carrying value of business specific intangibles or enterprise level goodwill may not be recoverable. Under these circumstances, the Company estimates future cash flows using the recoverability method (undiscounted and including related interest charges), as a basis for recording any impairment loss. An impairment loss would then be recorded to adjust the carrying value of intangibles to the recoverable amount. The impairment loss taken would be no greater than the amount by which the carrying value of the net assets of the business exceeds its fair value. No such impairment losses have been recorded.

      Advertising Costs: Advertising costs are included in selling, administrative and general expenses and expensed as incurred. Cooperative advertising allowances provided to customers are charged to operations, as earned, and are included in selling, administrative and general expenses. The amounts charged to operations for advertising costs and cooperative advertising during fiscal 1997, 1998 and 1999 were $86,200, $102,600, and $118,029, respectively.

      Income Taxes: The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. As of January 1, 2000, unremitted earnings of non-U.S. subsidiaries were approximately $125,000. Since it is the Company's intention to permanently reinvest these earnings, no U.S. taxes have been provided. Management believes that the amount of additional taxes that might be payable on the statutory earnings of foreign subsidiaries, if remitted, would be partially offset by foreign tax credits, however, the determination of these additional taxes is not practicable.

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

      Financial Instruments: Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposures. The Company also uses derivative financial instruments to execute purchases of its shares under its stock buyback program. The Company does not use derivative financial instruments for speculation or for trading purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. Changes in amounts to be received or paid under interest rate swap agreements are recognized as interest expense. Gains and losses realized on termination of interest rate swap contracts are deferred and amortized over the remaining terms of the original hedged instrument.

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

      Equity Instruments Indexed to the Company's Common Stock: Equity instruments are originally recorded at fair value. Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instrument contracts are not recognized. Repurchases of common stock pursuant to the terms of the equity instruments are recorded as treasury stock, at cost. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded in additional paid-in capital.

      Concentration of Credit Risk: The Company sells its products to department stores, specialty stores, chain stores, sporting goods stores, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company has credit insurance covering these customers within agreed upon limits. Credit losses have been within management's expectations.

      Comprehensive Income: Comprehensive income consists of net income, unrealized gain/(loss) on marketable securities (net of tax), and cumulative foreign currency translation adjustments. Because such cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no income taxes are provided on such amounts.

      Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of the year, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes ($71,484 pre-tax), as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning of 1998. In addition, in fiscal 1998 the Company recognized a charge to earnings of approximately $40,823, before taxes, related to current year costs that would have been deferred under the Company's start-up accounting policy prior to the adoption of SOP 98-5. Prior to the early adoption

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.

      Reclassifications: Certain 1998 and 1997 amounts have been reclassified in the 1999 consolidated financial statements to conform to the current presentation.

      Recent accounting pronouncements: In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB Issued SFAS No. 137 "Deferral of the effective date of FASB Statement No. 133" delaying the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company is evaluating the application of the new statement and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

Note 2 - Acquisitions

Authentic Fitness

      In December 1999, the Company acquired all of the outstanding common stock of Authentic Fitness Corporation ("Authentic Fitness") for $437,100 (all of which was financed), excluding debt assumed of approximately $154,170. The acquisition was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the results of operations for Authentic Fitness commencing on December 16, 1999. The preliminary allocation of the total purchase price, exclusive of cash of approximately $7,000, to the fair value of the net assets acquired and liabilities assumed is summarized as follows:

         Fair value of assets acquired............................. $ 674,256
         Liabilities assumed.......................................   (79,731)
                                                                      -------
         Purchase price -- net of cash balance..................... $ 594,525
                                                                      -------
                                                                      -------

      Included in intangible and other assets for the Authentic Fitness acquisition is $377,600 of goodwill. The final assessment of the purchase accounting will be completed during fiscal 2000.

     The following summarized unaudited pro forma information combines financial information of the Company with Authentic Fitness for fiscal years 1998 and 1999 assuming the acquisition had occurred as January 4, 1998. The Unaudited Pro Forma Combined Statements of Income combine Warnaco's results for its fiscal years ended January 2, 1999 and January 1, 2000 with Authentic Fitness' results for the twelve month periods ended January 2, 1999 and January 1, 2000. The unaudited pro forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition. The unaudited pro forma information does reflect interest expense on the additional financing of $437,100 incurred for the acquisition and the amortization of goodwill using a 40-year life.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)


                                                                For the Year Ended
                                                           ---------------------------
                                                            January 2,       January 1,
Statement of Income Data:                                      1999             2000
                                                           ------------  -------------
        Net revenues                                       $ 2,313,280     $ 2,473,771
        Income before cumulative effect of change                8,550          65,994
           in accounting principle
        Net income (loss)                                    $ (37,700)       $ 65,994
                                                           ===========     ===========
        Basic earnings per common share before
           accounting change                                    $ 0.14          $ 1.18
                                                           ===========     ===========
        Diluted earnings per common share before
           accounting change                                    $ 0.14          $ 1.16
                                                           ===========     ===========

      The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined companies, had the acquisition occurred on the dates specified above, nor is it indicative of future results of operations for the combined companies at any future date or for any future periods.

A.B.S. Clothing Collections, Inc.

      In September 1999, the Company acquired all of the outstanding common stock of A.B.S. Clothing Collection, Inc. ("ABS"). ABS is a leading contemporary designer of casual sportswear and dresses sold through better department and specialty stores. The purchase price consisted of a cash payment of $29,500, shares of the Company's common stock with a fair market value of $2,200, a deferred cash payment of $22,800 and other costs incurred in the acquisition of approximately $1,028. The acquisition was accounted for as a purchase. The preliminary allocation of the purchase price to the fair market value of assets acquired is summarized as follows:

           Fair value of asets acquired                      $59,720
           Liabilities assumed                                 3,901
                                                            --------
           Purchase price                                    $55,708
                                                             =======

     The acquisition did not have a material pro-forma impact on fiscal 1999 consolidated earnings. Included in intangible and other assets for the ABS acquisition is $54,068 of goodwill which is being amortized over 20 years.

Other Acquisitions - 1999

     During 1999, the Company acquired two other companies and certain other licenses to sell products in Canada which were not significant and did not have a significant pro forma impact on fiscal

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

1999 consolidated earnings. The excess purchase price over fair value of the net assets acquired and liabilities assumed on these acquisitions was approximately $5.0 million.

Other Acquisitions - 1998

      During 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and the sub-license to produce Calvin Klein jeans and related products for children in Canada. Also during 1998, the Company acquired certain assets as well as the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. The total cost of these acquisitions, including related costs and expenses, was $53,100. The allocation of the purchase prices to the fair value of the assets acquired as of January 2, 1999 is summarized below:

        Inventories...................................     $   2,300
        Other current assets..........................           300
        Fixed assets..................................           300
        Intangible and other assets...................        58,000
        Accrued liabilities...........................        (7,800)
                                                          ----------
        Purchase price................................     $  53,100
                                                          ==========

     The acquisition which was accounted for as a purchase did not have a material pro-forma effect on 1998 consolidated results of operations.

Designer Holdings Ltd.

      In October 1997, the Company acquired 51.3% of Designer Holdings Ltd. ("Designer Holdings") outstanding common stock in exchange for 5,340,773 shares of the Company's common stock and agreed, subject to shareholder approval, to acquire the remaining shares outstanding at the same exchange ratio. In December 1997, the Company acquired the remaining 48.7% of the outstanding common stock of Designer Holdings in exchange for 5,072,371 shares of the Company's common stock. Designer Holdings develops, manufactures and markets designer jeanswear, khakis and jeans related sportswear for men, women and juniors, and has a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear, khakis and sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK/Calvin Klein Jeans'r' and CK/Calvin Klein/Khakis'r' labels.

      The acquisition was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the results of operations for Designer Holdings commencing in October 1997. The minority interest for periods of less than 100% ownership by the Company have been included in selling, administrative and general expenses. In connection with this acquisition, the Company issued a total of 10,413,144 shares of its common stock, with a fair market value of $353,396. The allocation of the total purchase price, exclusive of cash received of approximately $55,800 to the fair value of the net assets acquired is summarized as follows:

         Accounts receivable...................................    $  76,600
         Inventories ..........................................       74,300
         Prepaid and other current assets......................       41,000
         Property and equipment................................        4,100
         Intangible and other assets...........................      355,809
         Accounts payable and accrued liabilities..............     (127,325)
         Deferred income taxes.................................      (25,884)
         Other liabilities.....................................         (500)
         Mandatorily redeemable preferred securities...........     (100,500)
                                                                    --------

         Purchase price -- net of cash balances................    $ 297,600
                                                                   =========

      Included in intangible and other assets for the Designer Holdings acquisition are $163,600 for licenses and $171,500 of goodwill.

      The following summarized unaudited pro forma information combines financial information of the Company with Designer Holdings for fiscal year 1997 assuming the acquisition had occurred as of January 5, 1997. The unaudited pro forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                                                                                For the Year Ended
                                                                                                    January 3,
                                                                                                       1998
                                                                                                       ----
 Statement of Income Data:
         Net revenues..................................................                            $1,800,800
         Income (loss) before extraordinary item.......................                               (16,700)
         Net income (loss).............................................                               (16,700)
         Income (loss) per common share:
         Basic.........................................................                           $     (0.34)
                                                                                                  ===========
         Diluted.......................................................                           $     (0.36)
                                                                                                  ===========

      The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred on the dates specified above, nor is it indicative of future results of operations for the combined companies at any future date or for any future periods.

      In conjunction with the allocation of purchase price of Designer Holdings, the Company recorded accruals of approximately $48,313. These charges relate generally to employee termination and severance benefits, facility exit costs, including lease termination costs (representing future lease payments on abandoned facilities) and contract termination costs. The details of the charges recorded in the fourth quarter of fiscal 1997 and in fiscal 1998 and subsequent activity, are summarized below:

     Prior to its acquisition by the Company, Designer Holdings experienced substantial sales growth. A significant portion of this sales growth was achieved through distribution to jobbers and off-price retailers. Additionally, Designer Holdings had also announced a significant increase in the number of its outlet stores. The Company viewed this growth and expansion as detrimental to the long-term integrity and value of the brand. To sustain its growth strategy, Designer Holdings committed to large quantities of inventories. When the primary department store distribution channel was unable to absorb all of Designer Holdings' committed production, it increased sales to the secondary and tertiary distribution channels, including sales to jobbers, off-price retailers and Designer Holdings' own outlet stores, which were expanded to serve as an additional channel of distribution. The Company's post-acquisition strategy did not embrace the outlet store expansion or expansion of secondary channels of distribution, thereby significantly eliminating product distribution, resulting in excess inventory.

     The Company had a different plan from that of Designer Holdings for realization of inventories and accounts receivable, as follows: Based upon its strategy for the business, it had to quickly dispose of significantly higher than desirable levels of inventory. It had to stabilize relationships with its core department store customers. It had to collect receivable balances from customers with whom the Company would no longer do business, and had to respond to challenges from the core department store customers who were adversely impacted by channel conflict and brand image issues. Finally, the Company began a complete redesign of the product, the impact of which would not be immediately felt at retail due to the fact that Designer Holdings had already committed to inventory that was in production to be delivered for the ensuing seasons.

     The consequences related not only to the receivables and inventory acquired, but also to the design, fabric and inventory purchases to which Designer Holdings had previously committed. Immediately following the acquisition, the Company began quickly liquidating excess inventories. Most of these sales were below original cost. Not only did the Company fail to recover cost (including royalties payable to the licensor), it was deprived of the "reasonable gross profit" contemplated by APB Opinion 16 in valuing acquired inventory. Accordingly, the Company reduced the historical carrying value of inventory by $18 million. The $18 million fair value adjustment recorded addressed all of these issues and represented the fair value of inventory pursuant to APB Opinion 16.

     The Company offered significant discounts (by negotiating settlements on a customer by customer basis) to collect outstanding receivable balances in light of product related issues raised, as well as the decision to discontinue certain channels of distribution, realizing that these balances would become increasingly more difficult to collect with the passage of time. In addition, the core retail customers took substantial deductions against current invoices for the Designer Holdings inventory in the stores, unilaterally revising the economics of the initial sale transaction entered into by Designer Holdings. Although these deductions relate to both the inventory acquired and pre-acquisition accounts receivable, the decrease in asset value manifested itself through accounts receivable as a result of these deductions. Accordingly, the Company reduced the historical carrying value of accounts receivable by $31 million. The $31 million fair value adjustment, which was recorded pursuant to APB Opinion 16, addresses these issues.

     The Company believes that these strategies should enhance future results of operations and cash flows, however, these fair value adjustments will result in additional annual goodwill amortization of approximately $1.2 million.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                        Severance and     Facility
                                       Other Employee       Exit
Fiscal 1997 - 4th Quarter               Related Costs       Costs           Other           Total
                                         -----------      ---------      ----------        --------
        Total Provisions                 $ 20,631          $  3,470        $    900        $ 25,001
        Cash Reductions                   (10,800)           (3,300)           (900)        (15,000)

                                         --------          --------        --------        --------
Balance as of January 3, 1998               9,831               170              --          10,001

                                         --------          --------        --------        --------
        Total Provisions                    5,957            17,300              55          23,312
        Cash Reductions                    (6,266)           (4,762)            (55)        (11,083)
                                         --------          --------        --------        --------

Balance as of January 2, 1999               9,522            12,708        $     --          22,230
                                                                                           ========

        Cash reductions                    (4,515)           (1,839)                         (6,354)
        Reversals                          (4,798)          (10,869)                        (15,667)
                                           -------          --------                        --------

Balance as of January 1, 2000             $   209          $     --                        $    209
                                          ========         ========                        ========

Severance and other employee related costs - $26,588 (as detailed below)
------------------------------------------------------------------------

         Contractual employee obligations - $19,000

         The former CEO of Designer Holdings and nine senior executives of Designer Holdings were terminated by the Company. The amounts represent contractual obligations under their contracts with Designer Holdings. The Company, in fiscal 1999 was able to negotiate an exit from its distribution facility, as contemplated by the exit plan, without incurring severance and unfunded pension liability by concluding an agreement with a successor or employer. As a result of these developments the Company, in fiscal 1999, reversed by $4.8 million in unused accruals as a reduction of goodwill.

         Other employee severance and related benefit payments - $7,588

         Represents $5,200 of severance and unfunded pension liabilities for 506 bargaining unit employees of Designer Holdings in the two factories and a distribution facility that were closed in accordance with the Company's exit plan and $2,388 of severance for 90 Designer Holdings' headquarters and 40 Designer Holdings' Hong Kong office employees.
         The Company, in fiscal 1999 was able to negotiate an exit from its distribution facility, as contemplated by the exit plan, without incurring certain facility exit costs by concluding an agreement with a successor employer. As a result of these developments the company in fiscal 1999 reversed $10.8 million in unused accruals as a reduction of goodwill.

As of January 1, 2000, the remaining accrual of $209 represents the remaining severance costs for employees of Designer Holdings terminated prior to fiscal 1999, anticipated to be utilized by early fiscal 2000.

Facility exit costs - $20,770

     Represents $9,000 for the anticipated lease buyout and the cost associated with the unused portion of a distribution center, $5,000 of property, equipment and leasehold improvements to be abandoned in connection with the two factories and distribution facility that were closed and $6,770 for the lease buyout and abandonment of leasehold improvements in connection with closing Designer Holdings' headquarters and Hong Kong office.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Contract termination costs - $9,000 (not included in the aforementioned table)

Represents fees and amounts paid in connection with terminating Designer Holdings' accounts receivable factoring arrangement, including the settlement of outstanding balances.

Note 3 - Restructuring, Special Charges and Other Non-Recurring Items

      During 1998 and 1997, the Company recorded restructuring and restructuring related charges of $40,000 ($25,874 net of tax benefit) and, $118,819 ($73,633 net of tax benefit), respectively.

      These charges relate generally to exiting facilities, realignment of manufacturing and distribution operations, discontinuing product lines and the integration of businesses following acquisitions, and include charges related to inventory write-downs, asset impairments, employee termination and severance benefits and lease termination costs (representing future lease payments on abandoned facilities). Any costs that do not qualify as exit costs have been charged to expense as incurred.

      Asset impairments relate principally to the write-off of unamortized leasehold improvements for vacated locations. Any other fixed assets that were written-down were abandoned and taken out of service at the time of the write-down and related depreciation was discontinued at that time.

     For inventory which management determined was salable, the estimated write-down was based upon the differences between the expected net sales proceeds of the inventory and the carrying value of the inventory. In the case of scrapped inventory, the write-down was equal to the carrying value of the inventory and the cost of disposal.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

      In addition, during 1998 and 1997, the Company incurred special and non-recurring charges of $8,500 ($5,498 net of tax benefit) and, $6,846 ($4,246 net of tax benefit), respectively.

      The Company maintains a general allowance for doubtful accounts based upon historical loss experience. The Company records specific provisions based upon information about a particular customer when such information becomes known.

      The Company regularly reviews the adequacy of its reserves and adjusts them as appropriate based upon available information.

1998

      As a result of a strategic review of the Company's businesses, manufacturing and other facilities, product lines and styles and worldwide operations following significant acquisitions in 1996 and 1997, in the fourth quarter of 1998 the Company initiated the implementation of programs designed to streamline operations and improve profitability. These programs resulted in pre-tax charges of approximately $40,000 related to costs to exit certain product lines and styles, as well as facilities and realignment of manufacturing and distribution activities, including charges related to inventory write-downs and employee termination and severance benefits.

      Additionally, in the fourth quarter of fiscal 1998, the Company wrote-off approximately $8,500 which included $8,000 of accounts receivable, consisting of customer bankruptcies of $3,900 and other accounts receivable write-offs of $4.1 million (see Note 5 to the Consolidated Financial Statements).

      Of the total $48,500 of 1998 charges, $22,100 is reflected in cost of goods sold and $26,400 is reflected in selling, administrative and general expenses.

      The detail of the charges recorded in 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, are summarized below:

                                                                   Facilities                            Employee
                                                                    shutdowns                           termination
                                                Asset                 and           Retail outlet          and
                                              write-offs          realignment       store closings       severance         Total
                                          ------------------  ------------------ -------------------   ----------------  ----------

1998 Provision                               $ 15,300            $  6,000            $  4,800           $  6,100          $ 32,200
Other related period costs,
   charged to expense as incurred                                   2,500                                                    2,500
Cash reductions                                                    (1,672)                                (2,500)           (4,172)
Non-cash reductions                           (13,700)             (6,000)             (4,228)                             (23,928)
                                             --------            --------            --------           --------          --------

Balance as of January 2, 1999                   1,600                 828                 572              3,600             6,600

Cash reductions                                                      (828)               (572)            (3,263)           (4,663)
Non-cash reductions                            (1,600)                                                        --            (1,600)
                                             --------            --------            --------           --------          --------

Balance as of January 1, 2000                $     --            $     --            $     --           $    337          $    337
                                             ========            ========            ========           ========          ========

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Discontinued Product Lines and Styles and Manufacturing and Distribution Realignment ($23,800)

      Management's review of certain product lines resulted in the decision to discontinue the manufacture and marketing of certain unprofitable product lines during the fourth quarter of 1998, including the Valentino and Marilyn Monroe product lines, as well as certain private label brands. The decision to discontinue these product lines will enable the Company to focus its working capital on more profitable product lines and styles. The Company also announced the realignment of manufacturing and distribution operations as an effort to reduce costs. Included in the amount above are charges for inventory write-downs for obsolete and excess raw materials and finished goods of $13,500 (included in cost of sales), and receivable write-offs of $1,800 (included in selling, administrative and general expenses).

      Costs for facility shutdowns of $6,000 represent the write-off of unamortized leaseholds and fixed and other assets at the Company's former administrative offices in Connecticut. The cost for facility realignment of $2,500, all of which was incurred in 1998, includes charges for the relocation of and realignment of existing factories and consolidation of warehouse and distribution facilities.

      For fiscal 1998, discontinued product lines and styles contributed net revenues of $26,300 and operating losses of $13,400. Fourth quarter operating losses incurred subsequent to the commitment date of the decision to discontinue these product lines and styles were $5,300. These product lines contributed net revenues of $56,800 and operating losses of $700 in fiscal 1997.

Retail Outlet Store Shutdowns ($4,800)

      In an effort to improve the overall profitability of the retail outlet store division, the Company announced plans to close 13 retail outlet stores. Included in the charge are costs for the write-down of inventory of discontinued product lines and styles which the Company intends to liquidate through these stores at close-out prices of $4,100 and costs for terminating leases of $700. The Company closed all of the stores by the second quarter of 1999.

Employee Termination and Severance ($6,100)

      The Company recorded charges of approximately $800 related to the cost of providing severance and benefits to approximately 381 manufacturing related employees terminated as a result of the closure of certain facilities and $5,300 (all of which was charged to expense at the date when 123 managerial and administrative employees were terminated) related to a reduction in work force during the fourth quarter of 1998.

Additional Costs Related to Prior Strategic Initiatives ($5,300)

      The Company expensed as incurred approximately $2,000 of additional costs, (in part due to facilities remediation) related to the final disposition of certain Hathaway assets that were retained following the sale of that division in 1996.

     The Company expensed as incurred approximately $3,300 of additional costs related to the merger integration initiative undertaken in 1997 following the Designer Holdings acquisition. These costs relate principally to settlements on accounts receivable balances with common customers.( See 1997 chart below)

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

1997

      During the fourth quarter of 1997, the Company recorded restructuring and restructuring related pre-tax charges of $118,819. These charges related to the integration of Designer Holdings ($44,620) following its acquisition, the Intimate Apparel (including GJM) consolidation and realignment program ($63,699) and the disposition of certain retained Hathaway assets ($10,500).

      Additionally, in the fourth quarter of fiscal 1997, the Company wrote-off approximately $6,300 of accounts receivable, consisting of customer bankruptcies ($3,400) and other accounts receivable write-offs ($2,900) (see Note 5 to the Consolidated Financial Statement) and incurred $546 of other non-recurring expenses.

      Of the total $125,665 of 1997 charges, $76,645 is reflected in cost of goods sold and $49,020 is reflected in selling, administrative and general expenses.

Merger Related Integration Costs ($44,620)

      Designer Holdings (which was acquired in fiscal 1997) and the Company previously operated retail outlets in several common locations, which the Company elected to consolidate. As a result, the Company recorded a charge of $18,420 as follows: $3,300 for anticipated lease termination costs related to sixteen of its Warner's outlet stores, $1,200 for the write-off of related leasehold improvements and $13,920 for the close-out of store inventories and surplus stocks not considered suitable for redirected marketing efforts in the new store format.

      In addition, following the acquisition in December 1997, the Company consolidated the credit and collection functions of the companies. In an effort to accelerate cash collections from common customers following the Designer Holdings acquisition, the Company initiated a program of consolidating receivables from common customers, offering favorable settlement of prior balances to accelerate collection efforts. This program resulted in a charge of $21,700, which was charged to expense as incurred. The Company also charged to expense as incurred $3,600 of special bonuses to Warnaco management and severance and employee termination costs of $900, which were charged to expense at the date the employees were terminated.

      The detail of the charges recorded, including costs incurred and reserves remaining at each year-end for costs estimated to be incurred through completion of the aforementioned program are as follows:

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                          Lease      Fixed      Inventory   Consolidation    Terminations
                                      termination    asset       write-      of credit           and        Employee
                                         costs     write-offs    downs       functions        severance      Bonuses        Total
                                     ------------  ----------  ---------  ---------------     ------------  --------     --------
1997 Provision                       $  3,300     $  1,200     $ 13,920                       $    900                   $ 19,320
Other related period
   costs, charged to
   expense as incurred                     --           --           --         $ 21,700           --         $  3,600     25,300
Cash reductions                        (1,110)          --           --               --         (845)          (3,600)    (5,555)
Non-cash reductions                        --       (1,200)      (9,118)         (21,700)          --               --    (32,018)
                                     --------     --------     --------         --------     --------         --------   --------

Balance as of January 3, 1998           2,190     $     --        4,802               --           55         $     --      7,047
                                                  ========                                                    ========   ========

1998 Provision                             --                       800            2,500          --                        3,300
Cash reductions                        (2,190)                                                                    (55)     (2,245)
Non-cash reductions                        --       (5,602)      (2,500)              --       (8,102)
                                     --------     --------     --------         --------     --------         --------   --------

Balance as of January 2, 1999        $     --     $     --     $     --         $     --     $     --
                                                               ========         ========     ========         ========   ========

Intimate Apparel Consolidation and Realignment ($59,499)

      Following the successful Intimate Apparel consolidation and realignment program initiated in 1996, the Company initiated a new program to re-examine all of its existing products in an effort to streamline its number of product offerings. Accordingly, products and styles were discontinued and slower moving inventory liquidated, incurring markdown losses of $32,600 to accommodate the increased volumes of higher margin merchandise and $2,246 of receivable write-offs related to these merchandising decisions. Further reconfiguration of manufacturing facilities and the merger of Warner's Europe with Lejaby operations achieved a workforce reduction greater than originally anticipated but delayed realization of anticipated efficiencies and resulted in severance and termination costs of $7,380, which were charged to expense at the date approximately 150 employees were terminated. The cost for facility realignment of $17,273 all of which was incurred in 1997, includes charges for the increased costs related to the reconfiguration of the manufacturing facilities.

      The detail of the charges recorded including costs incurred and reserves remaining at each year-end for costs estimated to be incurred through completion of the aforementioned program, are as follows:

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                                             Accounts        Employee
                                              Inventory     receivable      termination            Manufacturing
                                             write-downs    write-offs     and severance            realignment         Total
                                            -------------  ------------  --------------------     ---------------     ---------
1997 Provision                                $ 32,600         $  2,246         $  7,380                              $ 42,226
Other related period costs
    charged to expense as incurred                  --               --               --             $ 17,273           17,273
Cash reductions                                     --               --           (5,916)             (17,273)         (23,189)
Non-cash reductions                            (11,585)          (2,246)              --                   --          (13,831)
                                              --------         --------         --------             --------         --------

Balance as of January 3, 1998                   21,015         $     --            1,464             $     --           22,479
                                                                                                     ========         ========

Cash reductions                                     --                            (1,464)                               (1,464)
Non-cash reductions                            (21,015)                               --                               (21,015)
                                              --------         --------         --------             --------         --------

Balance as of January 2, 1999                 $     --                          $     --                               $    --
                                              ========                          ========                              ========


GJM ($4,200)

    The Company also restructured a portion of its GJM manufacturing business, which was acquired in 1996, resulting in charges of $4,200, $700 of which was for severance for five employees, $2,400 for accounts receivable write-offs, which were expensed as incurred and $1,100 for asset write-offs.

    GJM incurred other non-recurring losses of $1,139 related to these operations in fiscal 1997 .

    The detail of the charges recorded in 1997, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, are as follows:

                                                         Employee
                                                        termination            Accounts
                                                            and               receivable                Fixed asset
                                                         severance            write-offs                write-offs      Total
                                                        -----------           ----------                -----------     -----
1997 Provision                                           $   700               $ 2,400            $ 1,100            $ 4,200
Cash reductions                                              (26)                   --                 --                (26)
Non-cash reductions                                           --                (2,400)            (1,100)            (3,500)
                                                         -------               -------            -------            -------

Balance as of January 3, 1998                                674               $    --            $    --                674
                                                                               =======            =======

Cash reductions                                             (674)                                                       (674)
                                                         -------                                                     -------

Balance as of January 2, 1999                            $    --                                                     $    --
                                                         =======                                                     =======

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Additional Costs Related to Prior Strategic Initiative ($10,500)

      During fiscal 1997, the Company incurred approximately $10,500 of costs related to the disposal of certain Hathaway assets that were retained following the sale of that division in 1996, including $4,200 on the liquidation of inventories, $4,600 on the disposition of fixed assets and $1,700 of other expenses, which were charged to expense as incurred.

      In addition, the operations of the retained Hathaway assets (principally foreign locations), had losses of $4,000 for fiscal 1997.

Note 4 - Sale of Accounts Receivable

      In October 1998, the Company entered into a five-year revolving receivables securitization facility whereby it can obtain up to $200,000 of funding from the sale of eligible U.S. trade accounts receivable through a bankruptcy remote special purpose subsidiary. The amount of funding varies based upon the availability of the designated pool of eligible receivables and is directly affected by changing business volumes. At January 1, 2000, the Company had sold $342,151 of accounts receivable for which it received proceeds of $195,900 in cash; at January 2, 1999, the Company had sold $330,100 of accounts receivable for which it received proceeds of $170,500 in cash; the Company retains the interest in and subsequent realization of the excess of amounts sold over the proceeds received and provides allowances as appropriate on the entire balance. Accounts receivable are presented net of the $195,900 and $170,500 for fiscal years 1999 and 1998, respectively, of proceeds from trade receivables sold, with the remaining $146,251 and $159,600, respectively, included in accounts receivable. The sale is reflected as a reduction of accounts receivable and the proceeds received are included in cash flows from operating activities. Fees for this program are paid monthly and are based on variable rates indexed to commercial paper.

Note 5 - Related Party Transactions

      Prior to the December 1999 acquisition, Authentic Fitness was considered a related party as certain directors and officers of the Company were also directors and officers of Authentic Fitness. From time to time, the Company and Authentic Fitness jointly negotiated contracts and agreements with vendors and suppliers. In fiscal 1997, 1998 and 1999, Authentic Fitness paid the Company $5,607, $15,566 and $24,614, respectively for certain occupancy services related to leased facilities, computer services, laboratory testing, transportation and contract production services. In fiscal 1997, 1998 and 1999, the Company paid Authentic Fitness approximately $1,299, $462 and $865, respectively, for certain design and occupancy services. The Company also purchased inventory from Authentic Fitness for sale in its retail outlet stores of $16,201, $11,223 and $16,833 in fiscal 1997, 1998 and 1999, respectively. The net amount due to Authentic Fitness at January 2, 1999 was $784. In fiscal 1997 the Company had a write-off of $2,875 primarily comprised of certain inventory and administrative charges relating to activities with Authentic Fitness that should have been charged to the Company's operations in prior periods rather than being inadvertently reflected as receivables. When these facts became known during the fourth quarter of fiscal 1997, it was determined that the amount should be written-off and the appropriate charge was taken. In connection with the fiscal 1998 year-end closing, the Company discovered an additional $4,139 relating to activities with Authentic Fitness. The Company determined that the $4,139

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

consisted of certain cost overruns and royalty expenses that should have been charged to the Company's operations in prior periods. As the related amounts were not significant to any prior periods, the entire amount of the write-offs were recorded in the fourth quarter of fiscals 1997 and 1998, respectively.
In June 1995, the Company paid $1,000 in connection with and under a sub-license entered into with Authentic Fitness to design, manufacture and distribute certain intimate apparel using the Speedo brand name. The Company recognized royalty expense of $293, $58 and $10 in fiscal 1997, 1998 and 1999, respectively. A director and a stockholder of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ("Spectrum"). The Company recognized consulting expenses of $500, $560 and $560 in fiscal 1997, 1998 and 1999, respectively, pursuant to a consulting agreement with Spectrum that expires in May 2000. A director of the Company provides consulting services to the Company from time to time and received $125 for such services in fiscal 1998. A director of the Company is a partner in a law firm which provides legal services to the Company from time to time. The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

Note 6 - Business Segments and Geographic Information

Business Segments

      The Company operates in three segments: Intimate Apparel, Sportswear and Accessories and Retail Store divisions.

      The Company designs, manufactures and markets apparel within the Intimate Apparel and Sportswear and Accessories markets and operates a Retail Store Division, with stores under the Speedo Authentic Fitness name, as well as Company outlet stores for the disposition of excess and irregular inventory.

      The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Van Raalte'r', Fruit of the Loom'r', Weight Watchers'r' and Bodyslimmers'r' brand names, and men's underwear under the Calvin Klein brand name.

     The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportwear and jeanswear, men's accessories and men's, women's, junior's and children's active apparel under the Chaps by Ralph Lauren'r', Calvin
Klein'r', Catelina'r', S.B.S by Allen Silverto, Speedo'r', Ojar de le
Renta'r', Anne Cole'r', Cole of California'r', Sandcastle'r', Sunset Beach'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport RLX'r' and White Stag'r' brand names.

     The Retail Store division which comprise of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through 142 stores under the Speedo'r' Authentic Fitness'r' name as well as 124 of the Company's outlet stores for the disposition of excess and irregular inventory. The Company does not manufacture or source products exclusively for the outlet stores.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1. Transfers to the Retail stores division occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, amortization of intangibles and deferred financing costs and restructuring, special charges and other non-

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

recurring items, as well as the effect of the early adoption of SOP 98-5 and the charges relating to the fiscal 1998 restatment for an inventory adjustment for production and inefficiency costs which affects fiscals 1996-1998 ("Adjusted EBIT"). Information by business segment is set forth below :

                                                                     Sportswear
                                               Intimate                  and                   Retail
                                               Apparel               Accessories               Stores                    Total
                                         ----------------         -----------------        ----------------         ---------------
     1999 Net Revenues                     $ 943,383                $ 1,022,783                $ 147,990              $ 2,114,156
          Adjusted EBITDA                    186,000                    169,600                   11,600                  367,200
          Depreciation                        21,000                     10,600                    2,600                   34,200
          Adjusted EBIT                      165,000                    159,000                    9,000                  333,000

     1998 Net Revenues                       944,788                    875,257                  130,206                1,950,251
          Adjusted EBITDA                    218,600                    149,200                   17,000                  384,800
          Depreciation                        18,500                      4,500                    1,400                   24,400
          Adjusted EBIT                      200,100                    144,700                   15,600                  360,400

     1997 Net Revenues                       941,188                    425,974                   68,568                1,435,730
          Adjusted EBITDA                    209,500                     64,200                    8,100                  281,800
          Depreciation                        14,000                      2,400                    1,000                   17,400
          Adjusted EBIT                      195,500                     61,800                    7,100                  264,400

    A reconciliation of total segment Adjusted EBIT to total consolidated income
(loss) before taxes and cumulative effect of a change in accounting principle for fiscal years January 3, 1998, January 2, 1999 and January 1, 2000 is as follows:

                                                                                 For the Year Ended
                                                                         --------------------------------------------------------
                                                                          January 3,           January 2,         January 1,
                                                                             1998                 1999               2000
                                                                         ---------------   -------------------  -----------------
Total Adjusted EBIT for reportable segments                                    $264,400             $ 360,400          $ 333,000
General corporate expenses not allocated                                         33,823                55,567             76,345
Depreciation of corporate assets and amortization                                13,500                22,100             26,756
Restructuring, special and other non-recurring items                            130,804               106,758                  -
Effect of early adoption of SOP 98-5                                                  -                40,800                  -
Charges related to an inventory adjustment                                       57,000                49,600                  -
Interest expense                                                                 45,873                63,790             80,976
Minority interest                                                                 3,500                     -                  -
                                                                         ---------------   -------------------  -----------------
Income (loss) before income taxes and cumulative effect of a
      change in accounting principle                                          $ (20,100)             $ 21,785          $ 148,923
                                                                         ===============   ===================  =================

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                                                  Sportswear
                                                     Intimate         and           Retail      Reconciling
                                                     Apparel       Accessories      Stores         Items*         Consolidated
                                                   -----------  ---------------- ------------   -------------    -------------
   Year Ended January 1, 2000
---------------------------------------
Total assets                                        $ 796,614      $ 1,507,533     $ 143,056     $ 315,782       $ 2,762,985
Depreciation and amortization                          25,367           22,385         2,902        10,302          $ 60,956
Capital expenditures                                   38,937           23,571         9,008        37,572         $ 109,088

   Year Ended January 2, 1999
---------------------------------------
Total assets                                        $ 832,371        $ 665,297      $ 78,557     $ 206,908       $ 1,783,133
Depreciation and amortization                          20,564           15,654         1,235         9,047            46,500
Capital expenditures                                   41,128           30,209         7,297        64,153           142,787

    Year Ended January 3, 1998
---------------------------------------
Total assets                                        $ 996,457        $ 544,352      $ 39,806      $ 70,503       $ 1,651,118
Depreciation and amortization                          30,338            4,160           625        12,262            47,385
Capital expenditures                                   26,356           14,134         3,810        13,099            57,399

* Includes Corporate items not allocated to business segments, primarily fixed assets related to the Company's management information systems and corporate facilities and goodwill, intangible and other assets.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Geographic Information

Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                                               Fiscal Year Ended
                                                         ----------------------------------------------------------
                                                            January 3,               January 2,         January 1,
                                                               1998                     1999              2000
                                                         --------------          ---------------       ------------
Net revenues:
      United States                                        $1,145,276             $1,630,583             $1,775,905
      Canada                                                   56,525                 55,072                 68,953
      United Kingdom                                           48,933                 55,774                 66,496
      France                                                   42,230                 41,164                 44,510
      Germany                                                  54,857                 41,963                 34,743
      Mexico                                                   11,709                 21,209                 35,636
      Asia                                                     13,617                 14,534                 25,069
      All Other                                                62,583                 89,952                 62,844
                                                           ----------             ----------             ----------
                                                           $1,435,730             $1,950,251             $2,114,156
                                                           ==========             ==========             ==========
Property, plant and equipment, net
      United  States                                       $  113,644             $  205,428             $  291,360
      Canada                                                    4,716                  5,394                  8,964
      All other                                                12,040                 13,438                 26,028
                                                           ----------             ----------             ----------
                                                           $  130,400             $  224,260             $  326,352
                                                           ==========             ==========             ==========

Information about Major Customers

      In fiscal 1999 and 1997, no customer accounted for 10% of the Company's net revenues. In fiscal 1998, the Company had one customer who accounted for approximately $198,282 or 10.2% of net revenues. Such revenues are included in the Intimate Apparel and Sportswear and accessories segments. The Company does not believe that the loss of this one customer would have a material adverse effect on the Company.

Note 7 - Income Taxes

      The following presents the United States and foreign components of income from operations before income taxes and the total provision (benefit) for United States federal and other income taxes:

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                                                                       Fiscal Year Ended
                                                                           --------------------------------------------
                                                                             January 3,      January 2,      January 1,
                                                                               1998            1999            2000
                                                                           --------------  -------------   ------------
Income(loss) from operations before income taxes
  and cumulative effect of change in accounting principle:
           Domestic                                                            $ (50,957)       $ 1,397       $ 92,523
           Foreign                                                                30,857         20,388         56,400
                                                                           --------------  -------------   ------------
           Total                                                               $ (20,100)      $ 21,785       $148,923
                                                                           ==============  =============   ============
Current provision
           Federal                                                                   $ -            $ -        $ 1,436
           State and local                                                         1,269          1,187          2,350
           Foreign                                                                 6,480         10,231         13,200
                                                                           --------------  -------------   ------------
                                                                                   7,749         11,418         16,986
                                                                           --------------  -------------   ------------
Deferred provision (benefit):
           Federal                                                               (12,560)        12,301         34,703
           State and local                                                        (2,970)        (5,213)           158
           Foreign                                                                     -              -           (328)
           Reversal of valuation allowance                                             -        (10,818)          (382)
                                                                           --------------  -------------   ------------
                                                                                 (15,530)        (3,730)        34,151
                                                                           --------------  -------------   ------------
Provision (benefit) for income taxes                                            $ (7,781)       $ 7,688       $ 51,137
                                                                           ==============  =============   ============

The provision (benefit) for income tax is included in the financial statements as follows:
                                                                                           Fiscal Year Ended
                                                                           ----------------------------------------------
                                                                                January 3,      January 2,     January 1,
                                                                                  1998            1999           2000
                                                                           ----------------  -------------   ------------
Continuing operations                                                             $ (7,781)       $ 7,688       $ 51,137
Cumulative effect of accounting change                                                   -        (25,231)             -
                                                                           ----------------  -------------   ------------
Total provision (benefit)                                                         $ (7,781)     $ (17,543)      $ 51,137
                                                                           ================  =============   ============

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                                         Fiscal Year Ended
                                                                    ---------------------------------------------------
                                                                       January 3,       January 2,           January 1,
                                                                         1998             1999                 2000
                                                                    -------------    --------------        ------------
Income (loss) from operations before income taxes                      $ (20,100)        $ (49,698)(a)       $ 148,923
                                                                    =============    ==============        ============

Provision (benefit) for income taxes at the statutory rate              $ (7,035)        $ (17,394)           $ 52,123
Foreign income taxes at rates in excess of (lower than)
      the U.S. statutory rate                                             (3,859)            7,408             (12,214)
State income taxes, net of federal benefit                                  (951)           (2,984)              1,630
Non-deductible intangible amortization and disposals                       1,829             3,198               3,582
Changes in valuation allowance                                                 -           (10,818)              4,528
Other, net                                                                 2,235             3,047               1,488
                                                                    -------------    --------------        ------------
Provision (benefit) for income taxes                                    $ (7,781)        $ (17,543)           $ 51,137
                                                                    =============    ==============        ============

(a) Includes pre-tax impact of cumulative effect of accounting change of $71,484.

The components of deferred tax assets and liabilities as of January 2, 1999 and January 1, 2000 are as follows:

                                                                                    January 2,      January 1,
                                                                                      1999            2000
                                                                                 ------------    -------------
   Deferred Tax Assets:
        Discounts and sales allowances                                               $ 6,646          $ 8,337
        Postretirement benefits                                                        4,222            4,137
        Alternative minimum tax credit carryovers                                      2,237            3,674
        Non deductible reserves                                                       20,449           26,827
        Net operating loss                                                           137,484          145,915
                                                                                 ------------    -------------
             Gross deferred tax assets                                               171,038          188,890
                                                                                 ------------    -------------
        Valuation allowances                                                          (6,802)         (11,330)
                                                                                 ------------    -------------
                                        Deferred tax assets - net                    164,236          177,560
                                                                                 ------------    -------------
   Deferred Tax Liabilities:
        Prepaid and other assets                                                      21,597           13,258
        Depreciation and amortization                                                 54,890           71,573
        Bond discount                                                                  7,519            7,097
        Unrealized gain on investment in securities                                        -           25,494
        Other                                                                          8,087            8,896
                                                                                 ------------    -------------
                                        Deferred tax liabilities                      92,093          126,318
                                                                                 ------------    -------------
                                        Net deferred tax asset                      $ 72,143         $ 51,242
                                                                                 ============    =============

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

      The Company has estimated United States net operating loss carryforwards of approximately $421,300 and foreign net operating loss carryforwards of approximately $33,700 at January 1, 2000, respectively. Net operating loss carryforwards, which if unused, will expire from 2002 through 2018.

      The net change in the valuation allowance of $4,528 at January 1, 2000 primarily relates to an increase in foreign net operating losses where it is more likely than not that there would be no future utilization of these assets prior to their expiration. The net decrease in the valuation allowance of $10,818 at January 2, 1999 primarily relates to the utilization of a capital loss carryover.

      At January 1, 2000, other current assets include current income taxes receivable of $26,058 (of which $1,015 relates to foreign entities) and current liabilities include income taxes payable of $16,217 (of which $13,641 relates to foreign). At January 2, 1999, other current assets include current income taxes receivable of $3,970 (of which $1,913 relates to foreign entities).

Note 8 - Employee Retirement Plans

      The Company has a defined benefit pension plan which covers substantially all non-union domestic employees (the "Pension Benefit Plan"). The Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors ("Other Benefit Plans"). The Other Benefit Plans are contributory with retiree contributions adjusted annually.

     The components of net periodic benefit cost is as follows:

                                              Pension Benefit Plan                         Other Benefit Plans
                                               For the Year Ended                          For the Year Ended
                                    -------------------------------------------  ----------------------------------------
                                    January 3,      January 2,       January 1,   January 3,      January 2,   January 1,
                                       1998            1999             2000        1998            1999         2000
                                    ---------      ----------       ----------   ----------      ---------     ----------
Service Cost                         $  1,296       $  1,732          2,279       $     91       $    190       $    193
Interest Cost                           7,799          8,660          8,867            672            528            394
Expected return on plan assets         (9,001)       (10,530)       (11,586)            --             --             --
Prior service cost                        (75)           (74)           (74)            --             --            (33)
Recognized net actuarial gain            (307)            --             --            (20)          (121)          (163)
                                     --------       --------       --------       --------       --------       --------
Net periodic benefit cost (income)       (288)          (212)          (514)           743            597            391
Cost of other plans                       479            300             --             --             --             --
                                     --------       --------       --------       --------       --------       --------
Net benefit cost (income)            $    191       $     88       $   (514)      $    743       $    597       $    391
                                     ========       ========       ========       ========       ========       ========

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

A reconciliation of the balance of the benefit obligations is as follows:

                                                 Pension Benefit Plan       Other Benefit Plans
                                                -----------------------   -----------------------
                                                January 2,   January 1,   January 2,   January 1,
                                                   1999         2000         1999         2000
                                                ----------   ----------   ----------   ----------
Change in benefit obligations
      Benefit obligation at beginning of year   $ 115,494    $ 128,896    $   8,992    $   7,523
      Service cost                                  1,732        2,279          190          193
      Interest cost                                 8,660        8,867          529          394
      Plan participants' contribution                  --           --          294          304
      Plan amendments                                  --           --           --         (506)
      Change in actuarial assumptions              11,653      (11,500)      (1,646)      (1,795)
      Benefits paid                                (8,643)      (8,908)        (836)        (751)
                                                ---------    ---------    ---------    ---------
      Benefit obligation at end of year         $ 128,896    $ 119,634    $   7,523    $   5,362
                                                =========    =========    =========    =========

      A reconciliation of the change in the fair value of plan assets is as follows:

                                                 Pension Benefit Plan       Other Benefit Plans
                                                -----------------------   -----------------------
                                                January 2,   January 1,   January 2,   January 1,
                                                   1999         2000         1999         2000
                                                ----------   ----------   ----------   ----------
Fair value of plan assets at beginning of year  $ 115,330    $ 126,637    $      --    $      --
Actual return on plan assets                       19,950        5,142           --           --
Employer's contributions                               --           --          541          447
Plan participants' contributions                       --           --          294          304
Benefits paid                                      (8,643)      (8,908)        (835)        (751)
                                                ---------    ---------    ---------    ---------
Fair value of plan assets at end of year        $ 126,637    $ 122,871    $      --    $      --
                                                =========    =========    =========    =========

Funded status                                   $  (2,259)   $   3,238    $  (7,523)   $  (5,362)
Unrecognized prior service cost                      (273)        (198)          --         (472)
Unrecognized net actuarial (gain)  loss             1,676       (3,381)      (1,484)      (3,633)
                                                ---------    ---------    ---------    ---------
Accrued benefit cost                            $    (856)   $    (341)   $  (9,007)   $  (9,467)
                                                =========    =========    =========    =========

      Pension Benefit Plan assets include fixed income securities and marketable equity securities, including 212,000, 340,000 and 1,100,800 shares of the Company's Class A Common Stock, which had a fair market value of $8,585 and $13,554 at January 2, 1999 and January 1, 2000, respectively. The
Pension Benefit Plan also owned 502,800 shares of Authentic Fitness' common stock at January 2, 1999. Such shares had a fair market value of $9,176 at January 2, 1999. In December 1999 the Company acquired Authentic Fitness and as a result the Pension Benefit Plan tendered all such shares (see Note 2 to the Consolidated Financial Statments).

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

      The weighted-average assumptions used in the actuarial calculations were as follows:

                                            January 3,  January 2,   January 1,
                                               1998       1999         2000
                                              -----       ----         ----
 Discount rate..........................       7.5%         7.0%        8.0%
 Expected return on plan assets.........       9.0%         9.5%        9.5%
 Rate of compensation increase..........       5.0%         5.0%        5.0%


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

                                                One Percentage   One Percentage
                                                     Point            Point
                                                   Increase         Decrease
                                                --------------   -------------
Effect on total of service and interest cost
  components                                    $           42   $         (28)
                                                ==============   =============
Effect on health care component of the
  accumulated postretirement benefit obligation $          359   $        (332)
                                                ==============   =============

      The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contributes amounts equal to 15.0% of the first 6.0% of employee contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee is $1,350 in one year. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan totaled $281, $386 and $388 for the years ended January 3, 1998, January 2, 1999, and January 1, 2000, respectively.

Note 9 - Marketable Securities

      During the first quarter of fiscal 1999, the Company received shares of marketable securities in exchange for the early termination of a non-compete agreement with the former principal stockholder of its Designer Holdings subsidiary. The fair market value of the securities received was $875, which was recorded as a reduction of goodwill associated with the Designer Holdings acquisition. During 1998 and 1999, the Company made investments, aggregating $7,650, to acquire an interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. These investments are classified as available-for-sale securities and recorded at fair value based on quoted market prices. Unrealized gains at January 1, 2000 of $38,966 (net of deferred income taxes of $25,450), were included as a separate component of stockholders' equity

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Note 10 - Inventories

                                                    January 2,       January 1,
                                                      1999             2000
                                                    ---------        ---------
Finished goods                                      $326,794         $563,583
Work in process                                       92,821           89,422
Raw materials                                         52,404           81,434
                                                    --------         --------
                                                    $472,019         $734,439
                                                    ========         ========

Note 11 - Debt

                                                   January 2,         January 1,
Short-term Debt                                       1999               2000
---------------                                    ----------         ----------
364 day facility (1)                               $       --         $   99,066
Foreign credit facilities                              20,844             34,686
                                                   ----------         ----------
                                                       20,844            133,752
                                                   ----------         ----------
Long-term Debt
--------------
364 day facility (1)                                       --            487,134
Revolving credit facilities                           329,446            576,667
Term loan agreements                                   20,706             20,855
Term  notes                                            59,220             49,060
Capital lease obligations                               5,388              9,281
Foreign credit facilities                               2,807             55,803
Other                                                   3,706                203
                                                   ----------         ----------
    Total long-term debt                              421,273          1,199,003
Current portion                                         9,387             11,052
                                                   ----------         ----------
    Long-term debt                                    411,886          1,187,951
                                                   ----------         ----------
Total                                              $  442,117         $1,332,755
                                                   ==========         ==========

  As of Jan. 1, 2000, the Company has excluded short-term obligations totalling $487,134 from current liabilities because it intends to refinance this obligation on a long-term basis. The Company has the ability to consummate the refinancing when considered necessary by utilizing long-term commitments in place as of January 1, 2000.

  Approximate maturities of long-term debt as of January 1, 2000 are as follows:

    Year                                                            Amount
    ----                                                            ------
    2000.................................................       $   11,052
    2001.................................................           45,538
    2002.................................................          601,774
    2003.................................................           78,150
    2004.................................................          454,295
    2005 and thereafter..................................            8,194
                                                                ----------
                                                               $ 1,199,003

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

$600,000 Revolving Credit Facility

      The Company is a guarantor of Warnaco Inc. under a $600,000 Revolving Credit Facility, which includes a $100,000 sub-facility available for letters of credit. This facility expires on August 12, 2002 in accordance with the terms of the Amended and Restated Credit Agreement, dated November 17, 1999, which governs the facility. Amounts borrowed under this facility are subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin, which varies according to the debt rating of the Company. As of January 1, 2000, the applicable margin under this facility was 0.375%. Under this facility, a fee is charged based on the letters of credit outstanding as well as a commitment fee based on the undrawn amount of the facility. Both of these fees vary according to the Company's debt rating. As of January 2, 1999 and January 1, 2000, the amount of borrowings outstanding under this facility was $329,446 and $576,667, respectively. Additionally, as of January 2, 1999 and January 1, 2000, the amount of letters of credit outstanding under this facility was $4,458 and $4,076, respectively. The weighted average interest rate under this facility as of January 2, 1999 and January 1, 2000 was 5.71% and 6.40%, respectively.

$450,000 Revolving Credit Facility

      The Company also guarantees amounts borrowed by Warnaco Inc. under a $450,000 Revolving Credit Facility. The credit agreement governing this facility, dated November 17, 1999, provides that the term of the facility will expire on November 17, 2004. Amounts borrowed under this facility are subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin, which varies according to the debt rating of the Company. As of January 1, 2000, the applicable margin under this facility was 0.775%. Under this facility, a commitment fee is charged based on the entire amount of the facility which varies according to the Company's debt rating. As of January 1, 2000, there were no borrowings outstanding under this facility.

$600,000 364-Day Facility

      The Company also guarantees amounts borrowed by Warnaco Inc. under a $600,000 364-Day Facility. The credit agreement governing this facility, dated November 17, 1999, provides that the term of the facility will expire on October 8, 2000. Amounts borrowed under this facility, which were used to finance the Authentic Fitness acquisition, are subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin, which varies according to the debt rating of the Company. As of January 1, 2000, the applicable margin under this facility was 1.0%. Under this facility, a commitment fee is charged based on the undrawn amount of the facility which varies according to the Company's debt rating. As of January 1, 2000, $586,200 was outstanding under this facility with a weighted average interest rate of 7.15%.

French Franc Facility

     The Company and its subsidiaries entered into French Franc facilities in July and August 1996 relating to its acquisition of Lejaby. These facilities, which were amended in April 1998 and in August and November 1999, includes a term loan facility in an original amount of 370 million French Francs and a revolving credit facility of 480 million French Francs. Amounts borrowed under these facilities are subject to interest at an interest rate based on the Eurodollar rate plus a margin, which varies according to the debt rating of the Company. As of January 1, 2000, the applicable margin under these facilities was 0.40%. The term loan is being repaid in annual installments, which began in July 1997, with a final installment due on December 31, 2001. As of January 1, 2000, $49,100 equivalent of the term loan was outstanding. The revolving portion of this facility provides for multi-currency revolving loans to be made to Warnaco and a number of its European subsidiaries. As of January 1, 2000, approximately $55,800

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

equivalent of revolving advances were outstanding under this facility with a weighted average interest rate of 6.23%.

$500,000 Trade Credit Facility

      The Company is a guarantor under a $500,000 Trade Credit Facility which provides commercial letters of credit for the purchase of inventory from suppliers and offers the Company extended terms, for periods of up to 180 days ("Trade Drafts"). Under the terms of the November 17, 1999 amended and restated credit agreement governing this facility, the July 27, 2000 expiration date of the credit agreement can be extended by the lenders upon written request. Amounts drawn under this facility are subject to interest at an interest rate based on the Eurodollar rate, plus a margin which varies according to the Company's debt rating. As of January 1, 2000, the applicable margin under this facility was 0.875%. The Company classifies the 180-day Trade Drafts in trade accounts payable. As of January 2, 1999 and January 1, 2000 the amount of Trade Drafts outstanding under this facility were $308,806 and $346,227, respectively. Also at January 2, 1999 and January 1, 2000, the Company had outstanding letters of credit under this facility totaling approximately $118,198 and $110,783, respectively. Letters of credit issued under this facility are not recognized on the balance sheet.

Other Facilities

      The Company and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit and issuance of letters of credit ("Foreign Credit Facilities"). At January 2, 1999 and January 1, 2000 the total amounts of the Foreign Credit Facilities was approximately $94,300 and $163,500, respectively of which approximately $52,000 and $35,100, respectively was available.

      In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. The balance of this loan as of January 2, 1999 and January 1, 2000 was $20,706 and $20,855, respectively, and carried a fixed interest rate of 6.85%. This loan is due to be repaid in installments beginning in 2001 with a final maturity date of July 2006. During 1998 and 1999, two other members of the existing bank group made available to the Company, on an uncommitted basis, a total of $55,000 in short term credit facilities. The Company had no outstanding borrowings under these facilities as of January 2, 1999 or January 1, 2000.

Restrictive Covenants

      The Company's credit agreements contain various financial and non-financial covenants related to additional debt, liens on Company property, mergers, investments in other entities, asset sales and other items. The Company was in compliance with all of the covenants under its credit agreements for the three fiscal years ended January 1, 2000.

Interest Rate Swaps

      As of January 1, 2000, the Company had five interest rate swap agreements in place which were used to convert variable interest rate borrowings of $691,500 to fixed interest rates. Under these agreements, borrowings of $610,000 were fixed at 5.99% until maturity in September 2004 and borrowings of $6,500 were fixed at 6.60% until maturity in June 2006 and, as a result of the acquisition of Authentic Fitness during fiscal 1999, an additional agreement was added fixing borrowings of $75,000 at 6.66% until maturity in September 2003.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

As of January 1, 2000, the Company had five swap agreements in place, as follows:


                   Notional                         Maturity
                    Amount                            Date
                 -----------                     --------------
                    $ 75.0                       September 2003
                    $210.0                       September 2004
                    $150.0                       September 2004
                    $250.0                       September 2004
                    $  6.5                       June 2006

As of January 2, 1999, the Company had four swap agreements in place, as follows:


                   Notional                         Maturity
                    Amount                            Date
                 -----------                     --------------

                    $210.0                       September 2004
                    $150.0                       September 2004
                    $250.0                       September 2004
                    $  6.5                       June 2006

      These swaps are utilized to convert floating rate obligations, which include bank debt and trade drafts under the letter of credit facility, to fixed rate obligations. The outstanding variable rate obligations at January 1, 2000 exceed the notional amount of interest rate swap agreements and the Company anticipates that they will continue to do so for at least the remaining term of the swap agreements based upon the Company's ability and intent to refinance all variable rate obligations as they come due. The counterparties to all of the Company's interest rate swap agreements are banks who are lenders in the Company's bank credit agreements.

      Differences between the fixed interest rate on each swap and the one month or three month LIBOR rate are settled at least quarterly between the Company and each counterparty. Pursuant to its interest rate swap agreements, the Company received payments totaling $575 in the year ended January 2, 1999 and made payments totaling $4,853 in the year ended January 1, 2000.

      The Company's average interest rate on its outstanding debt, after giving effect to the interest rate swap agreements, was approximately 5.99% and 6.52% at January 2, 1999 and January 1, 2000, respectively.


Note 12 - Mandatorily Redeemable Preferred Securities

      In 1996, Designer Holdings issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities of a wholly owned subsidiary (the "Preferred Securities") for aggregate gross proceeds of $120,000. The Preferred Securities represent preferred undivided beneficial interests in the assets of Designer Finance Trust ("Trust"), a statutory business trust formed under the laws of the State of Delaware in 1996. Designer Holdings owns all of the common securities representing undivided

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

beneficial interests of the assets of the Trust. Accordingly, the Trust is included in the consolidated financial statements of the Company. The Trust exists for the sole purpose of (i) issuing the Preferred Securities and common securities (together with the Preferred Securities, the "Trust Securities"),
(ii) investing the gross proceeds of the Trust Securities in 6% Convertible Subordinated Debentures of Designer Holdings due 2016 ("Convertible Debentures") and (iii) engaging in only those other activities necessary or incidental thereto. The Company indirectly owns 100% of the voting common securities of the Trust which is equal to 3% of the Trust's total capital.

      Each Preferred Security is convertible at the option of the holder thereof into 0.6888 of a share of Common Stock, par value $.01 per share, of the Company, or 1,653,177 shares of the Company's Common Stock in the aggregate, at an effective conversion price of $72.59 per share of common stock, subject to adjustments in certain circumstances.

      The holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50.00 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates correspond to the interest rate and interest payment dates on the Convertible Debentures, which are the sole assets of the Trust. As a result of the acquisition of Designer Holdings by the Company, the Preferred Securities were adjusted to their estimated fair value at the date of acquisition of $100,500, resulting in a decrease in their recorded value of approximately $19,500. This decrease is being amortized, using the effective interest rate method to maturity of the Preferred Securities. As of January 1, 2000, the unamortized balance is $17,096. Such distributions and accretion to redeemable value are included in interest expense.

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

      The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities ("Guarantee"). In addition, the Company has entered into a supplemental indenture pursuant to which it has assumed, as a joint and several obligor with Designer Holdings, liability for the payment of principal, premium, if any, and interest on the Convertible Debentures, as well as the obligation to deliver shares of Common Stock, par value $.01 per share, of the Company upon conversion of the Preferred Securities as described above. The Guarantee, when taken together with the Company's obligations in respect of the Convertible Debentures, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

      The following is summarized financial information of Designer Holdings as of January 2, 1999 and January 1, 2000 and for each of the three fiscal years in the period ended January 1, 2000, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                                      January 2,      January 1,
                                                        1999(a)           2000
                                                      ----------      ----------

Current assets                                         $115,328        $160,296
Non-current assets                                      538,600         549,090
Current liabilities                                     123,325         107,408
Non-current liabilities                                  24,151          29,168
Redeemable preferred securities                         101,836         102,904
Stockholder's equity                                    404,616         469,906



                                     Predecessor
                                     ------------
                                      Nine Months     Three Months      For the Year      For the Year
                                        Ended            Ended             Ended             Ended
                                     September 30,     January 3,        January 2,        January 1,
                                         1997             1998             1999(a)          2000(a)
                                     -------------    ------------      ------------      ------------
Net revenues                           $ 365,049       $ 158,276         $ 453,229         $ 547,126
Cost of goods sold                       262,759         115,958           310,738           353,029
Net income before extraordinary item         274           8,430            42,790            65,290
Net income (loss)                           (633)          8,430            42,790            65,290

     (a) Excludes net revenues of $84,500 and $87,000 million for fiscal 1998 and fiscal 1999 respectively, now reported as Retail Stores division net revenues. As a result of the integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these revenues cannot be separately identified.

      The above information is not indicative of the future operating results primarily due to the integration of the operations of Designer Holdings with the operations of the Company, the redirected marketing efforts in the new store format and redirected marketing strategy.

Note 13 - Stockholders' Equity

      On June 30, 1995 the Company paid its first quarterly dividend on its Common Stock. Total dividends declared during fiscal years 1997, 1998 and 1999 were $17,265 ($0.32 per share), $22,423 ($0.36 per share) and $20,250 ($0.36 per share), respectively.

      The Company has 10,000,000 shares of authorized and unissued preferred stock with a par value of $0.01 per share.

      In August 1999, the Board of Directors of the Company adopted a rights agreement (the "Rights Agreement"). Under the terms of the Rights Agreement, the Company declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record on August 31, 1999. Each right entitles the holder to purchase from the Company a unit consisting of

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

one one-thousandth of a Series A Junior Participating Preferred Stock, par value $.01 per share at a purchase price of $100 per unit. The rights only become exercisable, if not redeemed, ten days after a person or group has acquired 15% or more of the Company's common stock or the announcement of a tender offer that would result in a person or group acquiring 15% or more of the Company's common stock. The Rights Agreement expires on August 31, 2009, unless earlier redeemed or extended by the Company.

Stock Compensation Plans

      The Board of Directors and Compensation Committee thereof are responsible for administration of the Company's compensation plans and determine, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable.

1988 Employee Stock Purchase Plan

      In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ("Stock Purchase Plan") which provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At January 2, 1999 and January 1, 2000, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. All shares were sold at amounts determined to be equal to the fair market value. In addition, certain employees, principally owed by an officer and director of the Company, elected to pay for the shares granted by executing promissory notes payable to the Company. Notes totaling $5,971 were outstanding at January 3, 1998 and were repaid during fiscal 1998.

1991 Stock Option Plan

      In 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan ("Option Plan") and authorized the issuance of up to 1,500,000 shares of Class A Common Stock pursuant to incentive and non-qualified option grants to be made under the plan. The exercise price on any stock option award may not be less than the fair market value of the Company's Common Stock at the date of the grant. The Option Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year. Options generally expire 10 years from the date of grant and vest ratably over 4 years.

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

      In accordance with the provisions of the Stock Plan, the Company granted 182,903 and 190,680 shares of restricted stock to certain employees, including certain officers of the Company, during the fiscal years ended January 2, 1999 and January 1, 2000, respectively. The restricted shares vest over four years. The fair market value of the restricted shares was $7,682 and $5,458 at the dates of grant, respectively. The Company recognizes compensation expense equal to the fair value of the restricted

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

shares over the vesting period. Compensation expense for the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000 was $3,322, $4,978 and
$6,246, respectively. During 1998, 16,177 shares of non-vested restricted shares were canceled resulting in a reduction in unearned compensation of $667. During 1999, there were no restricted shares cancelled. Unearned stock compensation at January 2, 1999 and January 1, 2000 was $11,772 and $10,984, respectively, and is deducted from stockholders' equity.

1993 Non-Employee Director Stock Plan and 1998 Director Plan

      In May 1994, the Company's stockholders approved the adoption of the 1993 Non-Employee Director Stock Plan ("Director Plan"). The Director Plan provides for awards of non-qualified stock options to non-employee directors of the Company. Options granted under the Director Plan are exercisable in whole or in part until the earlier of ten years from the date of the grant or one year from the date on which an optionee ceases to be a Director eligible for grants. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. In May 1998, the Board of Directors approved the adoption of the 1998 Stock Plan for Non-Employee Directors ("1998 Director Plan", and together with the Director Plan, "Combined Director Plan"). The 1998 Director Plan includes the same features as the Director Plan and provides for issuance of the Company's Common Stock held in treasury. The Combined Director Plan provides for the automatic grant of options to purchase (i) 30,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and
(ii) 20,000 shares of Common Stock immediately following each annual shareholders' meeting as of the date of such meeting.

   1997 Stock Option Plan

     In 1997, the Company's Board of Directors approved the adoption of The Warnaco Group, Inc. 1997 Stock Option Plan ("1997 Plan") which provides for the issuance of incentive and non-qualified stock options and restricted stock up to the number of shares of common stock held in treasury. The exercise price on any stock option award may not be less than the fair market value of the Company's common stock on the date of grant. The Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year and limits the vesting period for options awarded under the 1997 Plan.

     A summary of the status of the Company's stock option plans are presented below:


                                      Fiscal 1997              Fiscal 1998               Fiscal 1999
                                      ------------------------  ------------------------  ------------------------
                                                     Weighted                   Weighted                  Weighted
                                                     Average                    Average                   Average
                                                     Exercise                   Exercise                  Exercise
                                        Options       Price        Options       Price       Options       Price
                                      -----------    ---------  -----------     --------  -----------     --------
Outstanding at beginning of year        6,691,000     $ 18.57     8,817,875     $ 22.00     8,908,932     $ 32.68
Granted                                 2,611,500       29.91     6,674,202       36.22     5,935,338       25.30
Exercised                                (251,259)      16.85    (5,625,014)      20.68       (29,750)      16.93
Canceled                                 (233,366)      23.80      (958,131)      30.95      (957,174)      31.62
                                      -----------               -----------               -----------
Outstanding at end of year              8,817,875       22.00     8,908,932       32.68    13,857,346       29.85
                                      ===========               ===========               ===========
Options exercisable at end of year      4,127,594       17.76     6,755,889       33.04    10,309,122       30.33
                                      ===========               ===========               ===========

Weighted average fair value of
     options granted                                  $ 10.58                   $ 12.28                   $  9.69
                                                      =======                   =======                   =======
Options available for future grant      2,700,431                 2,151,308                 1,850,552
                                      ===========               ===========               ===========

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

      In fiscal 1997, 1998 and 1999, in exchange for shares received from option holders with a fair value of $575, $38,095 and $2,640, respectively, the Company paid $575, $38,095 and $2,640, respectively of withholding taxes on options that were exercised during the year. Such shares have been included in treasury at cost, which equals fair value at date of option exercise.

     Summary information related to options outstanding and exercisable at January 1, 2000 is as follows:

                                             Options Outstanding                       Options Exercisable
                                   -----------------------------------------        ---------------------------
                                                     Weighted
                                   Outstanding        Average       Weighted        Exercisable        Weighted
                                        at           Remaining       Average             at            Average
                                    January 1,      Contractual     Exercise         January 1,        Exercise
Range of Exercise prices               2000            Life           Price             2000            Price
-------------------------          -----------      -----------     --------        -----------        --------
                                                      (Years)
$10.01 - $20.00                        834,750         4.66         $ 15.67             824,750        $ 15.63
$20.01 - $30.00                      6,241,588         8.76           25.36           3,816,113          25.26
$30.01 - $40.00                      6,548,258         8.16           35.52           5,610,071          35.82
$40.01 - $50.00                        232,750         8.47           41.80              58,188          41.80
                                   -----------                                      ----------
                                    13,857,346         8.22           29.85          10,309,122          30.33
                                   ===========                                      ==========

      The Company has reserved 9,674,196 shares of Class A Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of January 1, 2000. In addition, there are 12,163,650 shares of Class A Common Stock in treasury stock available for issuance under the 1997 Plan.

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                      January 3,   January 2,     January 1,
                                                                         1998         1999          2000
                                                                         -----        ----          ----

         Risk-free interest rate..................................        6.20%      5.60%          4.83%
         Dividend yield...........................................        1.08%       1.00%         1.43%
         Expected volatility of market price of Company's
            Common Stock..........................................       .3197        .3069        .4164
         Expected option life.....................................      5 years      5 years       5 years

The Company's pro forma information is as follows:

                                                                       January 3,   January 2,    January 1,
                                                                         1998         1999           2000
                                                                         ----         ----           ----
 Pro forma income (loss) before cumulative effect
  of accounting change in accounting principle....................    $(17,121)   $  (41,814)    $  60,506
Pro forma basic income (loss) per common share
  before accounting change........................................   $   (0.32)   $    (0.68)    $    1.08
Pro forma diluted income (loss) per common share
  before accounting change........................................   $   (0.32)   $    (0.68)    $    1.07

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

      The following are the number of shares of common and treasury stocks as of January 3, 1998, January 2, 1999 and January 1, 2000.

                                                          Number of Shares
                                               ---------------------------------------
                                                January 3,    January 2,    January 1,
                                                  1998          1999          2000
                                               -----------   -----------   -----------
Common Stock:
Balance at beginning of year                    52,398,112    63,294,423    65,172,608
Shares issued upon exercise of stock options       383,975     1,707,097        29,750
Shares issued under restricted stock grants,
     net of cancellations                           99,192       171,088       190,680
Shares issued for acquisition of Designer
     Holdings, Ltd.                             10,413,144            --            --
                                               -----------   -----------   -----------
Balance at end of year                          63,294,423    65,172,608    65,393,038
                                               ===========   ===========   ===========

Treasury Stock:
Balance at beginning of year                       536,600     1,375,919     6,087,674
Shares issued for acquisition of ABS                    --            --      (100,000)
Net additions                                      839,319     4,711,755     6,175,976
                                               -----------   -----------   -----------
Balance at end of year                           1,375,919     6,087,674    12,163,650
                                               ===========   ===========   ===========

   Stock Buyback Program

      On November 14, 1996, the Board of Directors approved a stock buyback program of up to 2.0 million shares. On May 14, 1997, the Company's Board of Directors approved an increase of this program to 2.42 million shares. On February 19, 1998 and on March 1, 1999, the Company's Board of Directors authorized the repurchase of an additional 10.0 million shares, resulting in a total authorization of 22.42 million shares. During fiscal 1997, 1998 and 1999, the Company repurchased 839,319, 4,794,699 and 6,182,088 shares of its common stock under the repurchase programs at a cost of $26,537, $135,416 and $144,688, respectively. At January 1, 2000, there were 10,353,894 shares available for repurchase under this program.

      The Company has used a combined put-call option contract to facilitate the repurchase of its common stock. This contract provides for the sale of a put option giving the counterparty the right to sell the Company's shares to the Company at a preset price at a future date and for the simultaneous purchase of a call option giving the Company the right to purchase its shares from the counterparty at the same price at the same future date.

      At January 2, 1999, the Company held call options and had sold put options (all covered by one contract) covering 1.5 million shares of common stock with an average forward price of $35.35 per share. The equity instruments were exercisable only at expiration of the contracts, with expiration dates ranging from the first through third quarters of fiscal 1999. The equity instruments were settled, at the election of the Company, through physical, net share or net cash settlement. During fiscal 1998 and 1999, the Company repurchased
1,790,455 shares and 1,497,202 shares of common stock at a cost of $65,899 and $52,919, which is reflected in treasury stock. In addition, the Company received a net cash

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

settlement payment of $2,325 under these contracts in fiscal 1998, which was reflected in additional paid-in-capital.

Note 14 - Earnings (Loss) per Share

                                                                                 For the Year Ended
                                                                       ------------------------------------
                                                                       January 3,   January 2,   January 1,
                                                                         1998          1999         2000
                                                                       ----------   ----------   ----------
Numerator for basic and diluted earnings (loss) per share -
      Income (loss) before cumulative effect of change in accounting   $ (12,319)   $  14,097    $  97,786
      Cumulative effect of change in accounting                               --      (46,250)          --
                                                                       ---------    ---------    ---------
Net income (loss)                                                      $ (12,319)   $ (32,153)   $  97,786
                                                                       =========    =========    =========

Denominator for basic earnings (loss) per share -
      Weighted average shares                                             52,814       61,362       55,910
                                                                       ---------    ---------    ---------
Effect of dilutive securities:
      Employee stock options                                                  --          821          237
      Restricted stock shares                                                 --          473          462
      Shares under put option contracts                                       --          349          187
                                                                       ---------    ---------    ---------
Dilutive potential common shares                                              --        1,643          886
                                                                       ---------    ---------    ---------

Denominator for diluted earnings (loss) per share-
      Weighted average adjusted shares                                    52,814       63,005       56,796
                                                                       =========    =========    =========

Basic earnings (loss)  per share before cumulative effect of
      change in accounting                                             $   (0.23)   $    0.23    $    1.75
                                                                       =========    =========    =========

Diluted earnings (loss) per share before cumulative effect of
      change in accounting                                             $   (0.23)   $    0.22    $    1.72
                                                                       =========    =========    =========

     Options to purchase 1,900,556, 7,456,708 and 7,484,606 shares of common stock were outstanding during fiscal years 1997, 1998 and 1999 respectively. These shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The fiscal 1999 options, which expire from February 2007 to October 2009, were still outstanding at the end of fiscal 1999. Incremental shares issuable on the assumed conversion of the Preferred Securities of 1,653,177 shares were not included in the fiscal 1998 and 1999 computation of diluted earnings per share as the impact would have been antidilutive for each period presented.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Note 15 - Lease Commitments

      During fiscal 1997, the Company sold certain fixed assets for net book value of approximately $33,223. The assets were leased back from the purchaser, under the terms of an operating lease, over a six-year period. In fiscal 1998 and 1999, the Company sold certain equipment for cash proceeds of $21,713 and $23,185, respectively, which approximated net book value. The equipment was leased back from the purchaser under an operating lease with an initial term of three years and a one-year renewal option. Under the terms of certain operating leases, the Company guarantees a portion of the residual value loss, if any, incurred by the lessors in remarketing or disposing the related assets upon lease termination or expiration. The Company believes, based on existing facts and circumstances and current values of such equipment, that a material payment pursuant to such guarantee is unlikely.

      Rental expense was $24,492, $35,534 and $37,967 for the years ended January 3, 1998, January 2, 1999 and January 1, 2000, respectively.

      The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 1, 2000:

                                            Rental Payments
                                     ------------------------------
                                      Real Estate      Equipment
                                     ---------------  -------------
2000                                       $ 26,709       $ 15,238
2001                                         23,378         15,291
2002                                         18,685         19,498
2003                                         10,629          3,990
2004                                         11,849          2,857
2005 and thereafter                          10,680          5,437

Note 16 - Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

      Accounts Receivable. The carrying amount of the Company's accounts receivables approximate fair value.

      Marketable Securities. Marketable securities are stated at fair value based on quoted market prices.

      Revolving, term loans and other borrowings. The carrying amounts of the Company's outstanding balances under its various Bank Credit Agreements and other outstanding debt approximate the fair value because the interest rate on the outstanding borrowings is variable and there are no prepayment penalties.

      Redeemable preferred securities. These securities are publically traded on the New York Stock Exchange. The fair market value was determined based on the closing price on December 31, 1999, the last trading date prior to the end of the fiscal year.

     Interest rate swap agreements. The Company has entered into interest rate swap agreements which have the effect of converting the Company's floating rate obligations to fixed rate obligations. The fair value of the Company's interest rate swap agreements at January 1, 2000 and January 2, 1999 are based

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

upon quotes from brokers and represent the cash requirement if the existing agreements had been settled at year-end.

      Letters of credit. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amount of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

      Equity option arrangements. These arrangements can be settled, at the Company's option, by the purchase of shares, on a net basis in shares of the Company's common stock or on a net cash basis. To the extent that the market price of the Company's common stock on the settlement date is higher or lower than the forward purchase price, the net differential can be paid or received by the Company in cash or in the Company's common stock.

      Foreign currency transactions. The Company enters into various foreign currency forward and option contracts to hedge certain commercial transactions. The fair value of open foreign currency forward and option contracts is based upon quotes from brokers and reflects the cash benefit if the existing contracts had been sold.

      The carrying amounts and fair value of the Company's financial instruments as of January 2, 1999 and January 1, 2000, are as follows:

                                             January 2, 1999                   January 1, 2000
                                       --------------------------        --------------------------
                                       Carrying           Fair           Carrying          Fair
                                        Amount            Value           Amount           Value
                                       ---------        ---------        ---------       ---------
Accounts receivable                    $ 199,369        $ 199,369        $ 314,961       $ 314,961
Marketable securities                         --               --           72,921          72,921
Revolving loans                          353,097          353,097          667,156         667,156
Acquisition loan                              --               --          586,200         586,200
Term loans                                79,926           79,926           69,915          69,915
Other long term debt                       9,094            9,094            9,484           9,484
Redeemable preferred securities          101,836           86,400          102,904          58,800
Interest rate swaps                           --          (24,324)              --          22,107
Letters of credit                             --          129,802               --         145,295
Equity option arrangements                    --          (15,144)              --              --
Foreign currency purchased option
  contracts                                   83              151              391             185
Foreign currency forward
  contracts                                   --               --             (111)           (111)

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Note 17 - Cash Flow Information

                                                                        For the Year Ended
                                                                ------------------------------------
                                                                January 3,   January 2,   January 1,
                                                                   1998         1999         2000
                                                                ----------   ----------   ----------
Cash paid (received) during the year for:
    Interest, including -0-, $1,897 and $4,038
      capitalized in fiscal 1997, 1998 and 1999, respectively    $  42,932    $  61,088    $  82,517
    Income taxes, net of refunds received                           13,578      (12,538)       1,719
Supplemental Non-Cash Investing and Financing
  Activities:
  Details of acquisitions:
    Fair value of assets acquired                                $ 607,609    $  60,900    $ 740,976
    Liabilities assumed                                           (254,209)      (7,800)     (83,743)
    Stock issued                                                  (353,400)          --       (2,200)
                                                                 ---------    ---------    ---------
    Cash paid                                                           --       53,100      655,033
    Less cash acquired                                                  --           --       (7,000)
    Less future cash payment                                       (55,800)          --      (22,800)
                                                                 ---------    ---------    ---------
    Net cash paid (acquired)                                     $ (55,800)   $  53,100    $ 625,233
                                                                 =========    =========    =========

Note 18 - Legal Matters

     The Company is not a party to any litigation or other claims or uncertainty, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

     Between October 12, and October 13, 1999, six putative class action complaints were filed in Delaware Chancery Court against the Company, Authentic Fitness Corporation and certain of their officers and directors in connection with the Company's proposed acquisition of Authentic Fitness.

     On December 20, 1999, an Amended Class Action Complaint ("Amended Complaint") was filed and on January 6, 2000 the court designated the Amended Complaint as the operative complaint for the consolidated action captioned:
In Re Authentic Fitness Corporation Shareholders Litigation, C.A. No. 17464-NC (consolidated). In the Amended Complaint (and all six complaints made virtually identical claims), plaintiffs allege an unlawful scheme by certain of the defendants, in breach of their fiduciary duties, to allow the Company to acquire Authentic Fitness shares for inadequate consideration. Plaintiffs are seeking to have the court declare the action a proper class action, to declare that the defendants have breached their fiduciary duties to the class, and in the event the transaction is consummated, recission thereof and damages awarded to the Class. The Company believes the claims to be without merit and intends to vigorously defend these actions.

Note 19 - Quarterly Results of Operations (Unaudited)


                                             Year Ended January 1, 2000
                                     -----------------------------------------
                                      First      Second      Third     Fourth
                                     Quarter    Quarter     Quarter   Quarter
                                     --------   --------   --------   --------
Net revenues                         $444,103   $484,737   $579,612   $605,704
Gross profit                          154,089    173,263    201,488    172,167

Net income                           $ 22,892   $ 27,846   $ 44,379   $  2,669
                                     ========   ========   ========   ========

Basic earnings per common share:     $   0.39   $   0.50   $   0.80   $   0.05
                                     ========   ========   ========   ========

Diluted earnings per common share:   $   0.39   $   0.49   $   0.80   $   0.05
                                     ========   ========   ========   ========

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                                                 Year Ended January 2, 1999
                                                  -----------------------------------------------------
                                                     First         Second         Third        Fourth
                                                    Quarter        Quarter       Quarter       Quarter
                                                  -----------    -----------   -----------   -----------
Net revenues                                      $   419,208    $   438,874   $   544,125   $   548,044
Gross profit                                          119,550        131,496       160,392       125,777
Net income (loss) before cumulative effect of
     accounting change                                  6,088         12,940        26,944       (31,875)
Cumulative effect of accounting change                (46,250)            --            --            --
                                                  -----------    -----------   -----------   -----------
Net income (loss)                                 $   (40,162)   $    12,940   $    26,944   $   (31,875)
                                                  ===========    ===========   ===========   ===========

Basic earnings (loss) per common share:
         Income (loss) before accounting change   $      0.10    $      0.21   $      0.44   $     (0.54)
         Cumulative effect of accounting change         (0.75)            --            --            --
                                                  -----------    -----------   -----------   -----------
         Net income (loss)                        $     (0.65)   $      0.21   $      0.44   $     (0.54)
                                                  ===========    ===========   ===========   ===========

Diluted earnings (loss) per common share:
         Income (loss) before accounting change   $      0.10    $      0.20   $      0.43   $     (0.54)
         Cumulative effect of accounting change         (0.73)            --            --            --
                                                  -----------    -----------   -----------   -----------
         Net income (loss)                        $     (0.63)   $      0.20   $      0.43   $     (0.54)
                                                  ===========    ===========   ===========   ===========

                                                                     SCHEDULE II

                            THE WARNACO GROUP, INC.

                   VALUATION & QUALIFYING ACCOUNTS & RESERVES
                             (Dollars in thousands)

                                                Additions
                                 Balance at    Charges to
                                 Beginning      Costs and         Other                       Balance at
Description                       of Year      Expenses(1)     Additions(2)   Deductions(3)  End of Year
-----------                      ----------    -----------     ------------   -------------  -----------
Year Ended January 3, 1998
     Receivable allowances       $ 11,337       $ 139,469       $  30,510       $(135,192)   $  46,124
                                 ========       =========       =========       =========    =========

     Inventory reserves          $     --       $  57,298       $  19,248       $ (37,371)   $  39,175
                                 ========       =========       =========       =========    =========

Year Ended January 2, 1999
     Receivable allowances       $ 46,124       $ 166,347       $  21,500       $(197,303)   $  36,668
                                 ========       =========       =========       =========    =========

     Inventory reserves          $ 39,175       $  25,442       $   3,000       $ (50,716)   $  16,901
                                 ========       =========       =========       =========    =========

Year Ended January 1, 2000
     Receivable allowances       $ 36,668       $ 206,098       $   4,383       $(214,277)   $  32,872
                                 ========       =========       =========       =========    =========

     Inventory reserves          $ 16,901       $   6,247       $   8,140       $ (16,914)   $  14,374
                                 ========       =========       =========       =========    =========

(1)   Includes bad debts, cash discounts, allowances and sales returns.

(2)   Reserves related to assets acquired including fair value adjustments--See
      Note 2.

(3)   Amounts written-off, net of recoveries.

(4) See Notes 2 and 3 for other restructuring related activity and Note 7 for tax valuation allowance information.