Form 10-K/A
period 2000-01-01
WARNACO GROUP INC /DE/
filed 2000-04-03
CIK 801351

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

      The Company has been expanding its brand names throughout the world by increasing the activities of its wholly-owned operating subsidiaries in Canada, Mexico, Europe and Asia. International operations generated $338.2 million, or 16% of the Company's net revenues in fiscal 1999, compared with $319.7 million, or 16.4%, of the Company's net revenues in fiscal 1998, and $290.4 million, or 20.2%, of the Company's net revenues in fiscal 1997.

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

Retail Stores Division

      The Retail Stores Division is comprised of both outlet stores as well as full-price retail stores, selling the Company's products to the general public. The Company's business strategy with respect to its outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory. The Company does not manufacture or source products exclusively for the retail outlet stores. The Company's outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. As of January 1, 2000, the Company operated 124 outlet stores, 101 in the U.S., 9 in Canada, 12 in the United Kingdom, 1 in France and 1 in Spain. In addition, the Company operates Speedo Authentic Fitness full-price retail stores designed to appeal to participants in water and land based fitness activities, and to offer a complete line of Speedo and Speedo Authentic
Fitness products that sell throughout the year. As of January 1, 2000, the Company operated 142 full-price retail stores, 139 in the U.S. and 3 in Canada.

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

Employees

      As of January 1, 2000, the Company and its subsidiaries employ 23,039 employees. Approximately 25.5% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

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

      The Company has license agreements in perpetuity with Speedo International, Ltd. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo trademark and certain other trademarks including Speedo, Surf Walker, and Speedo Authentic
Fitness. The Company's license to use the Speedo'r' trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, it territories and possessions, Canada, Mexico and the Caribbean Islands. Speedo International, Ltd. retains the right to use or license such brand names in other jurisdictions and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated, with respect to a particular territory only in the event the Company does not pay royalties, or abandons, the trademark in such territory. Also, the license agreements may be terminated in the event the Company manufactures or is controlled by a company that manufactures racing/competitive swimwear, swimwear caps or swimwear accessories, under a different trademark, as specifically defined in the license agreements. In addition, the Company has certain rights to sublicense the Speedo trademark within the geographic regions covered by the licenses.

      In 1992, the Company entered into an agreement with Speedo Holdings B.V., and its successor Speedo International, Ltd. granting certain irrevocable rights to the Company relating to the use of the Authentic Fitness name and service mark, which rights are in addition to the rights under the license agreements with Speedo International, Ltd.

      In October 1993, the Company entered into a worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the worldwide licensing agreement, the Company obtained the exclusive right in perpetuity to use the Anne Cole trademark for women's swimwear, activewear, beachwear and children's swimwear, subject to certain terms and conditions. Under the license, the licensee is required to pay certain minimum guaranteed annual royalties, to be credited against earned royalties, based on a percentage of net sales. The licensor has the right to approve products bearing the licensed trademark as defined in the agreement.

      In 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta brand name. The agreement granting the exclusive right to use the Oscar de la Renta trademark is valid for a term up to and including March 31, 2001 and provides for the payment of certain minimum royalty payments to be credited against earned royalty payments for each agreement year.

      On February 1, 1998, the Company entered into an exclusive worldwide license agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren, Polo Sport Ralph Lauren and Polo Sport-RLX brand swimwear for women and girls. Under the license, the Company produces and markets swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. First shipments under this license agreement occurred in January 1999.

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

The Company is not a party to any other litigation, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

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

                                                                          Fiscal Year Ended
                                               -----------------------------------------------------------------------
                                                 January 6,     January 4,     January 3,    January 2,     January 1,
                                                 1996(a)(b)     1997(c)(d)     1998(d)(e)    1999(f)(g)      2000(h)
                                               -----------------------------------------------------------------------
Statement of Income Data:
Net revenues                                       $ 916.2      $ 1,063.8      $ 1,435.7      $ 1,950.3      $ 2,114.2
Gross profit                                         309.7          289.7          375.2          537.2          701.0
Operating income (loss)                              113.9          (12.0)          25.8           85.6          229.9
Interest expense                                      33.9           32.4           45.9           63.8           81.0
Income (loss) before extraordinary items
     and cumulative effect of change
     in accounting principle                          49.6          (31.4)         (12.3)          14.1           97.8
Extraordinary item                                    (3.1)             -              -              -              -
Cumulative effect of change in
     accounting principle                                -              -              -          (46.3)             -
Net income (loss) applicable to
     Common Stock                                     46.5          (31.4)         (12.3)         (32.2)          97.8
Dividends on Common Stock                              9.5           14.5           17.3           22.4           20.3
Per Share Data:
Income (loss) before cumulative effect
     of change in accounting principle
         Basic                                      $ 1.12        $ (0.61)       $ (0.23)        $ 0.23         $ 1.75
         Diluted                                    $ 1.10        $ (0.61)       $ (0.23)        $ 0.22         $ 1.72
Net income (loss):
         Basic                                      $ 1.05        $ (0.61)       $ (0.23)       $ (0.52)        $ 1.75
         Diluted                                    $ 1.03        $ (0.61)       $ (0.23)       $ (0.51)        $ 1.72
Dividends declared                                  $ 0.14         $ 0.28         $ 0.32         $ 0.36         $ 0.36
Shares used in computing earnings
     per share:
         Basic                                  44,214,690     51,308,017     52,813,982     61,361,843     55,910,371
         Diluted                                45,278,177     51,308,017     52,813,982     63,005,358     56,796,203
Divisional Summary Data:
     Net revenues:
         Intimate Apparel                          $ 689.2        $ 802.0        $ 941.2        $ 944.8        $ 943.4
         Sportswear and Accessories                  185.7          214.4          425.9          875.3        1,022.8
         Retail Stores                                41.3           47.4           68.6          130.2          148.0
                                                ----------     ----------      ---------      ---------      ---------
                                                   $ 916.2      $ 1,063.8      $ 1,435.7      $ 1,950.3      $ 2,114.2
                                                ==========     ==========      =========      =========      =========

Percentage of net revenues:
         Intimate Apparel                            75.2%          75.4%          65.6%          48.4%          44.6%
         Sportswear and Accessories                  20.3%          20.2%          29.7%          44.9%          48.4%
         Retail  Stores                               4.5%           4.4%           4.7%           6.7%           7.0%
                                                ----------     ----------      ---------      ---------      ---------
                                                    100.0%         100.0%         100.0%         100.0%         100.0%
                                                ==========     ==========      =========      =========      =========
Balance Sheet Data:
         Working capital                           $ 307.5        $ 172.6        $ 352.3         $ 28.4        $ 318.1
         Total assets                                941.1        1,119.8        1,651.1        1,783.1        2,763.0
         Long-term debt (excluding
              current maturities)                    194.3          215.8          354.3          411.9        1,188.0
         Mandatorily Redeemable
              Convertible Preferred
              Securities                                 -              -              -          101.8          102.9
         Stockholders' equity                        500.3          452.5          749.6          578.1          563.3

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

      Interest expense increased $17.2 million to $81.0 million in fiscal 1999 compared with $63.8 million in fiscal 1998. The increase was caused primarily by additional borrowings to finance the Company's stock buyback program and its acquisitions in fiscal 1998 and 1999. (See Notes 2 and 13 to the Consolidated Financial Statements.)

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

      Gross profit increased $162.0 million or 43.2% on an as-reported basis to $537.2 million in fiscal 1998 compared with $375.2 million in fiscal 1997. The increase is due primarily to the 1997 and 1998 Calvin Klein acquisitions. Gross margins improved 1.4% to 27.5% from 26.1% resulting from a more favorable regular to off-price mix across all brands. Included in cost of sales in fiscal 1998 are restructuring and special charges of $22.1 million, other non-recurring items of $27.0 million (see discussion of Strategic Actions on pages 20-21) and the current year impact of the early adoption of SOP 98-5 of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs of $49.6 million. Included in cost of sales in fiscal 1997 are restructuring, special charges and other non-recurring items of $76.6 million (see strategic actions on pages 20-21) and charges relating to an inventory adjustment for production and inefficiency costs of $57.0 million. Excluding these items, gross profit increased $167.9 million or 33.0% to $676.7 million compared with $508.8 million in fiscal 1997. Gross margins on this basis were 34.7% in 1998 compared with 35.4% in 1997. The decrease in gross margins from fiscal 1997 was caused by a higher mix of jeanswear and Chaps net revenues, which has lower gross margins than Intimate Apparel.

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

      Selling, administrative and general expenses increased $102.2 million to $451.6 million in fiscal 1998 compared with $349.4 million in fiscal 1997. Selling, administrative and general expenses as a percentage of sales improved to 23.1% in 1998 compared with 24.3% in 1997. Included in fiscal 1998 results are restructuring and special charges of $26.4 million and other non-recurring items of $31.3 million (see discussion of Strategic Actions on pages 20-21). The Company anticipates that these programs will generate annual savings of approximately $15.0 million pre-tax. Included in fiscal 1997 are restructuring, special charges and other non-recurring items of $54.2 million. Excluding restructuring, special charges and other non-recurring items in 1998 and 1997, selling, administrative and general expenses were $393.9 million (20.2% of net revenues) in 1998 compared with $295.2 million (20.6% of net revenues) in 1997. The improvement in selling, administrative and general expenses is attributable to the leverage attained through increased net revenues of Calvin Klein Jeanswear.

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

      During fiscal 1999, the Company acquired Authentic Fitness Corporation, Penhaligon's Ltd., IZKA, A.B.S. by Allen Schwartz, and Chaps Canada.

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

      Cash (used in) provided by financing activities was $724.7 million, $(116.3) million and $(125.2) million in fiscal 1999, 1998 and 1997 respectively. The increase in the cash provided from financing activities in fiscal 1999 compared to fiscal 1998 reflects borrowing under an acquisition loan facility of $586.2 million to acquire Authentic Fitness and an increase in borrowings under the Company's credit facilities of $265.8 million to fund the Company's stock buy-back program and purchase of property, plant and equipment. During the year ended January 1, 2000, the Company repurchased 6.2 million shares of its common stock at a cost of $144.7 million and paid cash dividends of $20.6 million. During the year ended January 2, 1999, the Company repurchased
4.8 million shares of its common stock at a cost of $135.4 million and paid cash dividends of $22.3 million. For the year ended January 3, 1998, the Company repurchased 0.8 million shares of its common stock at a cost of $26.5 million and paid cash dividends of $16.2 million. In exchange for shares received from option holders with a fair market value of $2.6 million, $38.1 million and $0.6 million in fiscal years 1999, 1998 and 1997, respectively, the Company paid $2.6 million, $38.1 million and $0.6 million in fiscal years 1999, 1998 and 1997, respectively, of withholding taxes on options that were exercised during the year.

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

      As of January 1, 2000, the Company has excluded short-term obligations totaling $487,134 from current liabilities because it intends to refinance this obligation on a long-term basis. The Company has the ability to consummate the refinancing by utilizing long-term commitments in place as of January 1, 2000.

      In April 1998, the Company amended its 1996 Bank Credit Agreements (the "Agreement") to increase its revolving loan facilities to 480 million French Francs from 120 million French Francs. Borrowings under the Agreement bear interest at LIBOR plus 0.40% and mature on April 17, 2003. In July 1998, the Company amended its $300 million the L/C Facility to increase the size of the facility to $450 million, to extend the borrowing period for amounts due under the maturing letters of credit from 120 days to 180 days, to extend the maturity of the L/C Facility to July 29, 1999 and to eliminate certain restrictions relating to debt and investments. The amount of borrowings available under the L/C Facility was increased to accommodate the internal growth of the Company's business as well as the increased demand for finished product purchases stemming from the acquisition of Designer Holdings in the fourth quarter of 1997 and the acquisition of the Calvin Klein Kids business in the second quarter of 1998. In conjunction with the amendment of the L/C Facility, the Company also amended its $600 million revolving credit facility and its $200 million 364-day credit facility to allow for the increase in the L/C Facility and the elimination of certain restrictions relating to debt and investments. In July 1999, the L/C Facility was extended until July 27, 2000.

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

      Consolidated Statements of Stockholders' Equity and Comprehensive Income
         For the Years Ended January 3, 1998, January 2, 1999 and January 1, 2000       F-5

      Consolidated Statements of Cash Flows for the Years Ended January 3, 1998,
         January 2, 1999 and January 1, 2000....................................        F-6

      Notes to Consolidated Financial Statements................................        F-7 - F-45

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

10.34 U.S. $600,000,000 Amended and Restated Credit Agreement dated as of November 17, 1999 among Warnaco Inc. as Borrower, The Bank of Nova Scotia as Administrative Agent, and Citibank, N.A. as Syndication Agent amending Credit agreement dated August 12, 1997.

10.35 Five-Year Credit Agreement dated as of November 17, 1999 among Warnaco Inc. as Borrower, The Bank of Nova Scotia as Administrative Agent, Citibank, N.A. as Syndication Agent and Societe Generale and CommerzBank AG as Co-Documentation Agents.

10.36 Sixth Amended and Restated Credit Agreement, dated as of November 17, 1999, among Warnaco Inc., as the U.S. Borrower, Designer Holdings, Ltd., as the Sub Borrower, Those Wholly-owned Domestic Subsidiaries Designated From Time To Time, as the Warnaco Sub Borrowers,
      Warnaco (HK) Ltd., Warnaco B.V., Warnaco Netherlands B.V. and Warnaco Holland B.V., as the Foreign Borrowers, The Warnaco Group, Inc., as a Guarantor, Certain Financial Institutions, as the Lenders, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders.

21    Subsidiaries of the Company.

23.1  Consent of Deloitte & Touche LLP

23.2  Consent of PricewaterhouseCooopers LLP

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

(b)   Reports on Form 8-K.

      The Company filed reports on Form 8-K on August 20, 1999 and November 26, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 3rd day of April, 2000.

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


            Signature                                 Title                             Date
         /s/ LINDA J. WACHNER             Chairman of the Board; Director;          April 3, 2000
--------------------------------------    President and Chief Executive
      Linda J. Wachner                    Officer (Principal Executive Officer)


  /s/ WILLIAM S. FINKELSTEIN              Director; Senior Vice President, and      April 3, 2000
--------------------------------------    Chief Financial Officer (Principal
      William S. Finkelstein              Financial and Accounting Officer)


    /s/ STUART D. BUCHALTER               Director                                  April 3, 2000
--------------------------------------
      Stuart D. Buchalter

    /s/ JOSEPH A CALIFANO, JR.            Director                                  April 3, 2000
--------------------------------------
      Joseph A. Califano, Jr.

       /s/ DONALD G. DRAPKIN              Director                                  April 3, 2000
--------------------------------------
        Donald G. Drapkin

       /s/ JOSEPH H. FLOM, ESQ.           Director                                  April 3, 2000
--------------------------------------
      Joseph H. Flom, Esq.

        /s/ ANDREW G. GALEF               Director                                  April 3, 2000
--------------------------------------
        Andrew G. Galef

      /s/ WALTER F. LOEB                  Director                                  April 3, 2000
--------------------------------------
          Walter F. Loeb

     /s/ DR. MANUEL T. PACHECO            Director                                  April 3, 2000
--------------------------------------
     Dr. Manuel T. Pacheco

     /s/ STEWART A. RESNICK               Director                                  April 3, 2000
--------------------------------------
      Stewart A. Resnick

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
Stockholders' equity: (Note 13)
      Class A Common Stock, $0.01  par value, 130,000,000 shares authorized,
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

                          THE WARNACO GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                                                                 For the Year Ended
                                                                                ----------------------------------------------------
                                                                                 January 3,         January 2,         January 1,
                                                                                    1998               1999               2000
                                                                                --------------- ------------------  ----------------
Cash flow from operating activities:
       Net income (loss)                                                              $ (12,319)         $ (32,153)        $ 97,786
       Adjustments to reconcile net income (loss) to net cash from operating activities:
             Depreciation and amortization                                               47,385             46,500           60,956
             Provision for  receivable allowances                                       139,469            166,347          206,098
             Provision for inventory write-downs                                         57,298             25,442            6,247
             Cumulative effect of accounting change                                           -             46,250                -
             Amortization of unearned stock compensation                                  3,322              4,978            6,246
             Non-recurring items                                                         48,806             95,143                -
             Deferred income taxes                                                      (13,906)           (74,616)          34,151
       Sale of accounts receivable                                                            -            170,500           25,400
       Accounts receivable                                                             (145,652)          (250,109)        (268,767)
       Inventories                                                                      (71,944)           (87,404)        (153,491)
       Prepaid expenses and other current assets                                         26,377             15,433          (17,797)
       Accounts payable and accrued expenses                                             94,015            212,549           13,182
       Cash portion of non-recurring items                                              (28,972)            (5,200)               -
                                                                                     ----------         ----------       ----------
       Net cash from operating activities                                               143,879            333,660           10,011
                                                                                     ----------         ----------       ----------
Cash flow from investing activities:
       Proceeds from sale/leaseback transaction                                          33,223             21,713           23,185
       Disposal of fixed assets                                                           1,704              3,966            4,726
       Increase in intangibles and other assets                                         (26,964)            (7,849)         (29,813)
       Purchase of property, plant and equipment                                        (57,399)          (142,787)        (109,088)
       Acquisition of businesses, net of cash acquired                                   55,800            (53,118)        (625,515)
       Payment of assumed liabilities and acquisition accruals                          (28,346)           (43,765)               -
                                                                                     ----------         ----------       ----------
Net cash from investing activities                                                      (21,982)          (221,840)        (736,505)
                                                                                     ----------         ----------       ----------
Cash flow from financing activities:
       Proceeds from sale of common stock, sale of treasury
          shares and payment of notes receivables from employees                          7,270             46,476            3,309
       Net borrowings (repayments) under credit facilities                             (153,394)            49,237          315,075
       Borrowings under term loan agreements                                                  -             20,706                -
       Borrowings under acquisition loan facility                                             -                  -          586,200
       Proceeds from debt issuance                                                      291,109              2,027                -
       Repayments of debt                                                              (224,281)            (6,094)          (9,387)
       Cash dividends paid                                                              (16,220)           (22,284)         (20,631)
       Payment of withholding taxes on option exercises                                    (575)           (38,095)          (2,640)
       Purchase of treasury shares and net cash settlements under
          equity option arrangements                                                    (27,582)          (132,992)        (142,048)
       Other                                                                             (1,492)           (35,280)          (5,165)
                                                                                     ----------         ----------       ----------
Net cash from financing activities                                                     (125,165)          (116,299)         724,713
                                                                                     ----------         ----------       ----------
Effect on cash due to currency translation                                                3,437              1,965            1,614
                                                                                     ----------         ----------       ----------
Increase (decrease) in cash                                                                 169             (2,514)            (167)
Cash at beginning of year                                                                11,840             12,009            9,495
                                                                                     ----------         ----------       ----------
Cash at end of year                                                                    $ 12,009            $ 9,495          $ 9,328
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

      Intangible Assets: Intangible assets consist of goodwill, licenses, trademarks, deferred financing costs and other intangible assets. Goodwill represents the excess of cost over net assets acquired from business acquisitions, and is amortized on a straight-line basis over the estimated useful life, not exceeding 40 years. Deferred financing costs are amortized over the life of the related debt and included in interest expense. Deferred financing costs were $8,620 and $13,399 in fiscal years 1998 and 1999, respectively. Licenses and trademarks were $243,400 in fiscal 1998 and $272,894 in fiscal 1999. Licenses are amortized over the remaining life of the license, which range between 5 and 40 years and trademarks are amortized over the remaining life of the trademark not to exceed 20 years. Other assets of $54,912 in fiscal 1998 and $51,704 in fiscal 1999 include long-term investments, other non-current assets and deposits. Amortization of intangible assets, included in selling, administrative and general expenses was $10,021, $22,569 and $24,285 for fiscal years 1997, 1998 and 1999, respectively.

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

      Financial Instruments: Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposures. The Company also uses derivative financial instruments to execute purchases of its shares under its stock buyback program. The Company does not use derivative financial instruments for speculation or for trading purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. Changes in amounts to be received or paid under interest rate swap agreements are recognized as interest expense. Gains and losses realized on termination of interest rate swap contracts are deferred and amortized over the remaining terms of the original hedged instrument. Premiums paid for foreign currency option contracts are amortized over the life of the option contract.

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

Note 2 - Acquisitions

Authentic Fitness

      In December 1999, the Company acquired all of the outstanding common stock of Authentic Fitness Corporation ("Authentic Fitness") for $437,100 (all of which was financed), excluding debt assumed of approximately $154,170 and other costs incurred in the acquisition of $3,255. The acquisition was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the results of operations for Authentic Fitness commencing on December 16, 1999. The preliminary allocation of the total purchase price, exclusive of cash acquired of approximately $7,000, to the fair value of the net assets acquired and liabilities assumed is summarized as follows:

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

     The following summarized unaudited pro forma information combines financial information of the Company with Authentic Fitness for fiscal years 1998 and 1999 assuming the acquisition had occurred as January 4, 1998. The Unaudited Pro Forma Combined Statements of Income combine Warnaco's results for its fiscal years ended January 2, 1999 and January 1, 2000 with Authentic Fitness' results for the twelve month periods ended January 2, 1999 and January 1, 2000. The unaudited pro forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition. The unaudited pro forma information reflects interest expense on the additional financing of $437,100 incurred for the acquisition and the amortization of goodwill using a 40-year life.

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

A.B.S. Clothing Collections, Inc.

      In September 1999, the Company acquired all of the outstanding common stock of A.B.S. Clothing Collection, Inc. ("ABS"). ABS is a leading contemporary designer of casual sportswear and dresses sold through better department and specialty stores. The purchase price consisted of a cash payment of $29,500, shares of the Company's common stock with a fair market value of $2,200, a deferred cash payment of $22,800 and other costs incurred in the acquisition of approximately $1,208. The acquisition was accounted for as a purchase. The preliminary allocation of the purchase price to the fair market value of assets acquired is summarized as follows:

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

        Inventories...................................     $   2,300
        Other current assets..........................           300
        Fixed assets..................................           300
        Intangible and other assets...................        58,018
        Accrued liabilities...........................        (7,800)
                                                          ----------
        Purchase price................................     $  53,118
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

     The Company believes that these strategies should enhance future results of operations and cash flows, however, these fair value adjustments will result in additional annual goodwill amortization of approximately $1.2 million.
                                      F-13

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

                                        Severance and     Facility
                                       Other Employee       Exit
Fiscal 1997 - 4th Quarter               Related Costs       Costs           Other           Total
                                         -----------      ---------      ----------        --------
        Total Provisions                 $ 20,631          $  3,470        $    900        $ 25,001
        Cash Reductions                   (10,800)           (3,300)           (900)        (15,000)
                                         --------          --------        --------        --------
Balance as of January 3, 1998               9,831               170              --          10,001
                                         --------          --------        --------        --------
        Total Provisions                    5,957            17,300              55          23,312
        Cash Reductions                    (6,266)           (4,762)            (55)        (11,083)
                                         --------          --------        --------        --------
Balance as of January 2, 1999               9,522            12,708              --          22,230
        Cash reductions                    (4,515)           (1,839)             --          (6,354)
        Reversals                          (4,798)          (10,869)             --         (15,667)
                                           -------          --------       --------         --------
Balance as of January 1, 2000             $   209          $     --        $     --        $    209
                                          ========         ========        ========        ========

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

     Other employee severance and related benefit payments - $7,588

     Represents $5,200 of severance and unfunded pension liabilities for 506 bargaining unit employees of Designer Holdings in the two factories and a distribution facility that were closed in accordance with the Company's exit plan and $2,388 of severance for 90 Designer Holdings' headquarters and 40 Designer Holdings' Hong Kong office employees. The Company, in fiscal 1999 was able to negotiate an exit from its distribution facility, as contemplated by the exit plan, without incurring severance and unfunded pension liability by concluding an agreement with a successor or employer. As a result of these developments the Company, in fiscal 1999, reversed $4.8 million in unused accruals as a reduction of goodwill.

As of January 1, 2000, the remaining accrual of $209 represents the remaining severance costs for employees of Designer Holdings terminated prior to fiscal 1999, anticipated to be utilized by early fiscal 2000.

Facility exit costs - $20,770

     Represents $9,000 for the anticipated lease buyout and the cost associated with the unused portion of a distribution center, $5,000 of property, equipment and leasehold improvements to be abandoned in connection with the two factories and distribution facility that were closed and $6,770 for the lease buyout and abandonment of leasehold improvements in connection with closing Designer Holdings' headquarters and Hong Kong office. The Company, in fiscal 1999 was able to negotiate an exit from its distribution facility, as contemplated by the exit plan, without incurring certain facility exit costs by concluding an agreement with a successor employer. As a result of these developments the company in fiscal 1999 reversed $10.9 million in unused accruals as a reduction of goodwill.

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

      Additionally, in the fourth quarter of fiscal 1998, the Company wrote-off approximately $8,500 which included $8,000 of accounts receivable, consisting of customer bankruptcies of $3,900 and other write-offs of $4.1 million (see Note 5 to the Consolidated Financial Statements).

      Of the total $48,500 of 1998 charges, $22,100 is reflected in cost of goods sold and $26,400 is reflected in selling, administrative and general expenses.

      The detail of the charges recorded in 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, are summarized below:

                                                                   Facilities                            Employee
                                                                    shutdowns                           termination
                                                Asset                 and           Retail outlet          and
                                              write-offs          realignment       store closings       severance         Total
                                          ------------------  ------------------ -------------------   ----------------  ----------

1998 Provision                               $ 15,300            $  6,000            $  4,800           $  6,100          $ 32,200
Other related period costs,
   charged to expense as incurred                                   2,500                                                    2,500
Cash reductions                                                    (1,672)                                (2,500)           (4,172)
Non-cash reductions                           (13,700)             (6,000)             (4,228)                             (23,928)
                                             --------            --------            --------           --------          --------

Balance as of January 2, 1999                   1,600                 828                 572              3,600             6,600

Cash reductions                                    --                (828)               (572)            (3,263)           (4,663)
Non-cash reductions                            (1,600)                 --                  --                 --            (1,600)
                                             --------            --------            --------           --------          --------

Balance as of January 1, 2000                $     --            $     --            $     --           $    337          $    337
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

      The detail of the charges recorded, including costs incurred and reserves remaining at each year-end for costs estimated to be incurred through completion of the aforementioned program are as follows:

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                          Lease      Fixed      Inventory   Consolidation    Terminations
                                      termination    asset       write-      of credit           and        Employee
                                         costs     write-offs    downs       functions        severance      Bonuses        Total
                                     ------------  ----------  ---------  ---------------     ------------  --------     --------
1997 Provision                       $  3,300     $  1,200     $ 13,920                       $   900                    $ 19,320
Other related period
   costs, charged to
   expense as incurred                     --           --           --         $ 21,700           --         $  3,600     25,300
Cash reductions                        (1,110)          --           --               --         (845)          (3,600)    (5,555)
Non-cash reductions                        --       (1,200)      (9,118)         (21,700)          --               --    (32,018)
                                     --------     --------     --------         --------     --------         --------   --------

Balance as of January 3, 1998           2,190           --        4,802               --           55               --      7,047

1998 Provision                             --           --          800            2,500           --               --      3,300
Cash reductions                        (2,190)          --           --               --          (55)              --     (2,245)
Non-cash reductions                        --           --       (5,602)          (2,500)          --               --     (8,102)
                                     --------     --------     --------         --------     --------         --------   --------

Balance as of January 2, 1999        $     --     $     --     $     --         $     --     $     --         $     --   $     --
                                     ========     ========     ========         ========     ========         ========   ========

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

      The detail of the charges recorded including costs incurred and reserves remaining at each year-end for costs estimated to be incurred through completion of the aforementioned program, are as follows:

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

                                                             Accounts        Employee
                                              Inventory     receivable      termination            Manufacturing
                                             write-downs    write-offs     and severance            realignment         Total
                                            -------------  ------------  --------------------     ---------------     ---------
1997 Provision                                $ 32,600         $  2,246         $  7,380                              $ 42,226
Other related period costs
    charged to expense as incurred                  --               --               --             $ 17,273           17,273
Cash reductions                                     --               --           (5,916)             (17,273)         (23,189)
Non-cash reductions                            (11,585)          (2,246)              --                   --          (13,831)
                                              --------         --------         --------             --------         --------

Balance as of January 3, 1998                   21,015               --            1,464                   --           22,479
Cash reductions                                     --               --           (1,464)                  --           (1,464)
Non-cash reductions                            (21,015)              --               --                   --          (21,015)
                                              --------         --------         --------             --------         --------

Balance as of January 2, 1999                 $     --         $     --         $     --             $     --         $    --
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

    The detail of the charges recorded in 1997, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, are as follows:

                                                         Employee
                                                        termination            Accounts
                                                            and               receivable                Fixed asset
                                                         severance            write-offs                write-offs      Total
                                                        -----------           ----------                -----------     -----
1997 Provision                                           $   700               $ 2,400            $ 1,100            $ 4,200
Cash reductions                                              (26)                   --                 --                (26)
Non-cash reductions                                           --                (2,400)            (1,100)            (3,500)
                                                         -------               -------            -------            -------

Balance as of January 3, 1998                                674                    --                 --                674

Cash reductions                                             (674)                   --                 --               (674)
                                                         -------               -------            -------            -------

Balance as of January 2, 1999                            $    --               $    --            $   --             $    --
                                                         =======               =======            =======            =======

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

Note 6 - Business Segments and Geographic Information

Business Segments

      The Company operates in three segments: Intimate Apparel, Sportswear and Accessories and Retail Stores.

      The Company designs, manufactures and markets apparel within the Intimate Apparel and Sportswear and Accessories markets and operates a Retail Store Division, with stores under the Speedo Authentic Fitness name, as well as Company outlet stores for the disposition of excess and irregular inventory.

      The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's, Olga, Calvin Klein, Lejaby, Van Raalte, Fruit of the Loom, Weight
Watchers and Bodyslimmers brand names, and men's underwear under the Calvin Klein brand name.

     The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportwear and jeanswear, men's accessories and men's, women's, junior's and children's active apparel under the Chaps by Ralph Lauren, Calvin
Klein, Catelina, A.B.S by Allen Schwartz, Speedo, Oscar de la
Renta, Anne Cole, Cole of California, Sandcastle, Sunset Beach,
Ralph Lauren, Polo Sport Ralph Lauren, Polo Sport RLX and White
Stag brand names.

     The Retail Store division which comprise of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through 142 stores under the Speedo Authentic Fitness name as well as 124 of the Company's outlet stores for the disposition of excess and irregular inventory. The Company does not manufacture or source products exclusively for the outlet stores.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1. Transfers to the Retail stores division occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, amortization of intangibles and deferred financing costs and restructuring, special charges and other non-

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

recurring items, as well as the effect of the early adoption of SOP 98-5 and the charges relating to the fiscal 1998 restatement for an inventory adjustment which affected fiscals 1996-1998 for production and inefficiency costs ("Adjusted EBIT"). Information by business segment is set forth below :

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

    A reconciliation of total segment Adjusted EBIT to total consolidated income
(loss) before taxes and cumulative effect of a change in accounting principle for fiscal years January 3, 1998, January 2, 1999 and January 1, 2000 is as follows:

                                                                                 For the Year Ended
                                                                         --------------------------------------------------------
                                                                          January 3,           January 2,         January 1,
                                                                             1998                 1999               2000
                                                                         ---------------   -------------------  -----------------
Total Adjusted EBIT for reportable segments                                    $264,400             $ 360,400          $ 333,000
General corporate expenses not allocated                                         33,823                55,567             76,345
Depreciation of corporate assets and amortization                                13,500                22,100             26,756
Restructuring, special and other non-recurring items                            130,804               106,758                  -
Effect of early adoption of SOP 98-5                                                  -                40,800                  -
Charges related to an inventory adjustment for production
      and inefficiency costs                                                     57,000                49,600                  -
Interest expense                                                                 45,873                63,790             80,976
Minority interest                                                                 3,500                     -                  -
                                                                         ---------------   -------------------  -----------------
Income (loss) before income taxes and cumulative effect of a
      change in accounting principle                                          $ (20,100)             $ 21,785          $ 148,923
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
                                                                    =============    ==============        ============

(a) Includes pre-tax impact of cumulative effect of accounting change of $71,484.

The components of deferred tax assets and liabilities as of January 2, 1999 and January 1, 2000 are as follows:

                                                                                    January 2,      January 1,
                                                                                      1999            2000
                                                                                 ------------    -------------
   Deferred Tax Assets:
        Discounts and sales allowances                                               $ 6,646          $ 8,337
        Postretirement benefits                                                        4,222            4,137
        Alternative minimum tax credit carryovers                                      2,237            3,674
        Non deductible reserves                                                       49,647           26,827
        Net operating loss carryovers                                                137,484          145,915
                                                                                 ------------    -------------
             Gross deferred tax assets                                               200,236          188,890
                                                                                 ------------    -------------
        Valuation allowances                                                          (6,802)         (11,330)
                                                                                 ------------    -------------
                                        Deferred tax assets - net                    193,434          177,560
                                                                                 ------------    -------------
   Deferred Tax Liabilities:
        Prepaid and other assets                                                      10,559           13,258
        Depreciation and amortization                                                 54,890           71,573
        Bond discount                                                                  7,519            7,097
        Unrealized gain on investment in securities                                        -           25,494
        Other                                                                          8,087            8,896
                                                                                 ------------    -------------
                                        Deferred tax liabilities                      81,055          126,318
                                                                                 ------------    -------------
                                        Net deferred tax asset                      $112,379         $ 51,242
                                                                                 ============    =============

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

      The Company has estimated United States net operating loss carryforwards of approximately $421,300 and foreign net operating loss carryforwards of approximately $33,700 at January 1, 2000. Net operating loss carryforwards, which if unused, will expire from 2002 through 2018.

      The net change in the valuation allowance of $4,528 at January 1, 2000 primarily relates to an increase in foreign net operating losses which will, more likely than not, expire unused. The net decrease in the valuation allowance of $10,818 at January 2, 1999 primarily relates to the utilization of a capital loss carryover.

      At January 1, 2000, other current assets include current income taxes receivable of $26,058 (of which $1,015 relates to foreign entities) and current liabilities include income taxes payable of $16,217 (of which $13,641 relates to foreign entities). At January 2, 1999, other current assets include current income taxes receivable of $3,970 (of which $1,913 relates to foreign entities).

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
                                                =========    =========    =========    =========

      Pension Benefit Plan assets include fixed income securities and marketable equity securities, including 340,000 and 1,100,800 shares of the Company's Class A Common Stock, which had a fair market value of $8,585 and $13,554 at January 2, 1999 and January 1, 2000, respectively. The
Pension Benefit Plan also owned 502,800 shares of Authentic Fitness' common stock at January 2, 1999. Such shares had a fair market value of $9,176 at January 2, 1999. In December 1999 the Company acquired Authentic Fitness and, as a result, the Pension Benefit Plan tendered all such shares (see Note 2 to the Consolidated Financial Statments).

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

Note 9 - Marketable Securities

      During the first quarter of fiscal 1999, the Company received shares of marketable securities in exchange for the early termination of a non-compete agreement with the former principal stockholder of its Designer Holdings subsidiary. The fair market value of the securities received was $875, which was recorded as a reduction of goodwill associated with the Designer Holdings acquisition. During 1998 and 1999, the Company made investments, aggregating $7,650, to acquire an interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. These investments are classified as available-for-sale securities and recorded at fair value based on quoted market prices at January 1, 2000. Unrealized gains at January 1, 2000 of $38,966 (net of deferred income taxes of $25,494), were included as a separate component of stockholders' equity

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
                                                   ==========         ==========

(1) As of January 1, 2000, the Company has excluded short-term obligations totaling $487,134 from current liabilities because it intends to refinance this obligation on a long-term basis. The Company has the ability to consummate the refinancing by utilizing long-term commitments in place as of January 1, 2000.

  Approximate maturities of long-term debt as of January 1, 2000 are as follows:

    Year                                                            Amount
    ----                                                            ------
    2000.................................................        $  11,052
    2001.................................................           45,538
    2002.................................................          601,774
    2003.................................................           78,150
    2004.................................................          454,295
    2005 and thereafter..................................            8,194
                                                                ----------
                                                                $1,199,003
                                                                ==========

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

(a) Reclassification made to reflect the tax benefits attributable to certain tax deductible purchase accounting adjustments.



                                                    |
                                     Predecessor    |
                                     ------------   |
                                      Nine Months   | Three Months      For the Year      For the Year
                                        Ended       |    Ended             Ended             Ended
                                     September 30,  |  January 3,        January 2,        January 1,
                                         1997       |     1998             1999(a)          2000(a)
                                     -------------  | ------------      ------------      ------------
                                                    |
Net revenues                           $ 365,049    |  $ 158,276         $ 453,229         $ 547,126
Cost of goods sold                       262,759    |    115,958           310,738           353,029
Net income before extraordinary item         274    |      8,430            42,790            65,290
Net income (loss)                           (633)   |      8,430            42,790            65,290

     (a) Excludes net revenues of $84,500 and $87,000 for fiscal 1998 and fiscal 1999 respectively, now reported as Retail Stores division net revenues. As a result of the integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these revenues cannot be separately identified.

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

Note 16 - Financial Instruments

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

      Redeemable preferred securities. These securities are publically traded on the New York Stock Exchange. The fair market value was determined based on the closing price on the last trading date prior to the end of each fiscal year.

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


Foreign Currency-Risk Management

      The Company's international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. The Company closely monitors its operations in each country so that it can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, the Company utilizes foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments, primarily for receivables and payables denominated in currencies other than the entities' functional currencies. The Company also monitors its foreign exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. Foreign currency instruments generally have maturities that do not exceed twelve months.

      The Company has foreign currency instruments, primarily denominated in Canadian dollars, British pounds, Euros and Mexican pesos. At January 2, 1999 and January 1, 2000, the Company had $39,417 and $5,800 in foreign currency instruments outstanding, respectively. For 1999, 1998 and 1997, the net realized gains or losses associated with these types of instruments were not material. The net unrealized gain (loss) as of January 2, 1999 and January 1, 2000, based on the fair market value of the instruments, were not material to each respective period.

                             THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)

Note 17 - Cash Flow Information

                                                                        For the Year Ended
                                                                ------------------------------------
                                                                January 3,   January 2,   January 1,
                                                                   1998         1999         2000
                                                                ----------   ----------   ----------
Cash paid (received) during the year for:
    Interest, including $0, $1,897 and $4,038
      capitalized in fiscal 1997, 1998 and 1999, respectively    $  42,932    $  61,088    $  82,517
    Income taxes, net of refunds received                           13,578      (12,538)       1,719
Supplemental Non-Cash Investing and Financing
  Activities:
  Details of acquisitions:
    Fair value of assets acquired                                $ 607,609    $  60,918    $ 740,976
    Liabilities assumed                                           (254,209)      (7,800)     (83,461)
    Stock issued                                                  (353,400)          --       (2,200)
                                                                 ---------    ---------    ---------
    Cash paid                                                           --       53,118      655,315
    Less cash acquired                                                  --           --       (7,000)
    Less future cash payment                                       (55,800)          --      (22,800)
                                                                 ---------    ---------    ---------
    Net cash paid (acquired)                                     $ (55,800)   $  53,118    $ 625,515
                                                                 =========    =========    =========

Note 18 - Legal Matters

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

     The Company is not a party to any other litigation or other claims or uncertainty, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

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
                                     ========   ========   ========   ========

Note: The sum of the quarter per share amounts do not equal the full year amounts.

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
                                                  ===========    ===========   ===========   ===========

Note: The sum of the quarter per share amounts do not equal the full year amounts.

                                                                     SCHEDULE II

                            THE WARNACO GROUP, INC.

                  VALUATION & QUALIFYING ACCOUNTS & RESERVES (4)
                             (Dollars in thousands)

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


                                      S-1


                            STATEMENT OF DIFFERENCES
                            ------------------------
The registered trademark symbol shall be expressed as......................'r'
The section symbol shall be expressed as.................................. 'SS'