Form 10-Q/A
period 1998-04-04
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          APRIL 4,     JANUARY 3,
                                                                                            1998          1998
                                                                                          RESTATED      RESTATED
                                                                                         ----------    ----------
                                                                                         (UNAUDITED)

                                        ASSETS
Current assets:
     Cash.............................................................................   $   13,905    $   12,009
     Accounts receivable -- net.......................................................      360,415       296,378
     Inventories:
          Finished goods..............................................................      363,366       298,161
          Work in process.............................................................       55,343        54,580
          Raw materials...............................................................       78,091        78,444
                                                                                         ----------    ----------
     Total inventories................................................................      496,800       431,185
     Other current assets.............................................................       40,692        45,228
                                                                                         ----------    ----------
          Total current assets........................................................      911,812       784,800
Property, plant and equipment (net of accumulated depreciation of $108,492 and
  $101,982, respectively).............................................................      153,499       130,400
Other assets:
     Excess of cost over net assets acquired -- net...................................      308,207       349,235
     Other assets -- net..............................................................      455,418       386,683
                                                                                         ----------    ----------
          Total other assets..........................................................      763,625       735,918
                                                                                         ----------    ----------
                                                                                         $1,828,936    $1,651,118
                                                                                         ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowing under foreign credit facilities........................................   $   29,477    $   12,751
     Current portion of long-term debt................................................       10,437         7,850
     Accounts payable.................................................................      264,175       289,817
     Accrued liabilities..............................................................       85,729       116,892
     Income taxes payable.............................................................        6,116         5,203
                                                                                         ----------    ----------
          Total current liabilities...................................................      395,934       432,513
                                                                                         ----------    ----------
Long-term debt........................................................................      578,417       354,263
Other long-term liabilities...........................................................       12,855        14,022

Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Designer
  Finance Trust Holding Solely Convertible Debentures.................................      101,016       100,758
Stockholders' equity:
     Preferred Stock; $.01 par value..................................................       --            --
     Common Stock; $.01 par value.....................................................          685           633
     Additional paid-in capital.......................................................      937,666       940,461
     Cumulative translation adjustment................................................      (10,498)      (14,838)
     Accumulated deficit..............................................................     (122,023)     (122,421)
     Treasury stock, at cost..........................................................      (50,374)      (38,567)
     Notes receivable for common stock issued and unearned stock compensation.........      (14,742)      (15,706)
                                                                                         ----------    ----------
          Total stockholders' equity..................................................      740,714       749,562
                                                                                         ----------    ----------
                                                                                         $1,828,936    $1,651,118
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

                            THE WARNACO GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              THREE MONTHS ENDED
                                                                                             --------------------
                                                                                             APRIL 4,    APRIL 5,
                                                                                               1998        1997
                                                                                             RESTATED    RESTATED
                                                                                             --------    --------
                                                                                                 (UNAUDITED)

Net revenue...............................................................................   $419,208    $251,526
Cost of goods sold........................................................................    299,658     169,735
                                                                                             --------    --------
Gross profit..............................................................................    119,550      81,791
Selling, general and administrative expenses..............................................     96,163      53,214
                                                                                             --------    --------
Income before interest and income taxes...................................................     23,387      28,577
Interest expense..........................................................................     13,633       9,813
                                                                                             --------    --------
Income before income taxes................................................................      9,754      18,764
Provision for income taxes................................................................      3,666       7,428
                                                                                             --------    --------
Income before cumulative effect of accounting change......................................      6,088      11,336

Cumulative effect of accounting change....................................................    (46,250)       --
                                                                                             --------    --------
Net income (loss).........................................................................   $(40,162)   $ 11,336
                                                                                             ========    ========

Basic earnings (loss) per common share:
     Income (loss) before accounting change...............................................     $ 0.10       $0.22
     Cumulative effect of accounting change...............................................      (0.75)       --
                                                                                             --------    --------
     Net income (loss)....................................................................     $(0.65)      $0.22
                                                                                             ========    ========

Diluted earnings (loss) per common share:
    Income (loss) before accounting change................................................     $ 0.10       $0.21
    Cumulative effect of accounting change................................................      (0.73)       --
                                                                                             --------    --------
    Net income (loss).....................................................................     $(0.63)      $0.21
                                                                                             ========    ========

Cash dividends per share of common stock..................................................     $ 0.09       $0.08
                                                                                             ========    ========

Weighted average number of shares of common stock outstanding:
     Basic................................................................................     62,112      51,218
                                                                                             ========    ========
     Diluted..............................................................................     63,743      53,201
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

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                                 (IN THOUSANDS)


                                                                                             THREE MONTHS ENDED
                                                                                           ----------------------
                                                                                            APRIL 4,     APRIL 5,
                                                                                              1998         1997
                                                                                            RESTATED     RESTATED
                                                                                           ---------    ---------
                                                                                                (UNAUDITED)
Cash flow from operations:
Net income..............................................................................   $   6,088    $  11,336
Non-cash items included in net income:
     Depreciation and amortization......................................................      13,888        8,044
     Amortization of unearned stock compensation........................................         964          750
     Increase in deferred income taxes..................................................       1,557        3,391
     Other changes in operating accounts................................................    (165,399)     (91,505)
Cash expenses related to non-recurring charges..........................................      (2,467)      (1,640)
                                                                                           ---------    ---------
Net cash used in operations.............................................................    (145,369)     (69,624)
                                                                                           ---------    ---------
Cash flow from investing activities:
     Proceeds from sale of fixed assets.................................................       1,781           51
     Purchase of property, plant & equipment............................................     (31,611)      (9,891)
     Payment of assumed liabilities and acquisition accruals............................      --           (6,215)
     Increase in intangible and other assets............................................     (18,306)     (16,483)
                                                                                           ---------    ---------
Net cash used in investing activities...................................................     (48,136)     (32,538)
                                                                                           ---------    ---------
Cash flow from financing activities:
     Borrowing under revolving credit facilities........................................     245,893      116,503
     Proceeds from the exercise of stock options and repayment of notes receivable from
      employees.........................................................................      32,902          798
     Purchase of treasury shares .......................................................      (9,357)      (4,762)
     Payment of withholding tax on option exercises.....................................     (38,095)        (575)
     Increase in other assets and deferred financing costs..............................     (32,200)        (131)
     Repayments of debt.................................................................      (1,432)      (8,261)
     Dividends paid.....................................................................      (4,690)      (3,668)
                                                                                           ---------    ---------
Net cash provided from financing activities.............................................     193,021       99,904
                                                                                           ---------    ---------
Effect on cash due to currency translation..............................................       2,380       --
                                                                                           ---------    ---------
Increase (decrease) in cash.............................................................       1,896       (2,258)
Cash at beginning of period.............................................................      12,009       11,840
                                                                                           ---------    ---------
Cash at end of period...................................................................   $  13,905    $   9,582
                                                                                           =========    =========
Other changes in operating accounts:
     Accounts receivable................................................................   $ (63,333)   $ (27,835)
     Inventories........................................................................     (65,098)     (34,205)
     Other current assets...............................................................       4,478        4,790
     Accounts payable and accrued liabilities...........................................     (56,752)     (34,665)
     Accrued income taxes...............................................................         984          948
     Other..............................................................................      14,322         (538)
                                                                                           ---------    ---------
                                                                                           $(165,399)   $ (91,505)
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


Reclassifications and Restatement: Prior to fiscal 1998, the Company rapidly expanded its manufacturing capacity, hiring and training over 15,000 new employees. This resulted in the Company's incurring plant inefficiencies and higher than anticipated manufacturing costs characteristic of new manufacturing operations resulting from high labor turnover and related training and other costs. The Company's infrastructure, personnel and systems were overburdened by the size and scope of this rapid expansion and by the increased manufacturing volume. Manufacturing related costs, which were significantly higher than anticipated, were added to inventories when incurred. In connection with the implementation of a new inventory costing process during the fiscal 1998 year-end closing, the Company determined that in fiscal 1996, 1997 and the first three quarters of 1998, as merchandise was sold, inventories were relieved at less than actual cost per unit, leaving an accumulation of inventory costs. As a result, prior period consolidated financial statements have been restated to reflect additional costs of goods sold. The amount of the restatement affecting the first quarter of fiscal 1998 and 1997 was $14,481 and $10,951, respectively. This restatement resulted from flaws in the Company's Intimate Apparel Division inventory costing control system that have since been addressed. Actions taken and procedures implemented by the Company to address these issues included the development of a new inventory costing process to supplement the manufacturing costing process and effecting improvements in inventory costing monitoring systems and controls, including increasing the frequency of physical inventory counts and the verification of actual costs.

The fiscal 1998 first quarter results were also restated to reflect the early adoption of SOP 98-5, regarding the write-off of deferred start-up costs. The amount of the restatement in the first quarter of fiscal 1998 was $14,322.


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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 4 -- RESTRUCTURING

    During the fourth quarter of 1997, the Company recorded restructuring and restructuring related pre-tax charges of $118,819, related to the integration of Designer Holdings of $44,620 following its acquisition, the Intimate Apparel (including GJM) consolidation and realignment program of $63,699 and the disposition of certain retained Hathaway assets of $10,500.

    Additionally, in the fourth quarter, the Company wrote off approximately $6,300 of accounts receivable, related to customer bankruptcies of $3,400 and other accounts receivable write-offs of $2,900 (see Note 5) and incurred $546 of other non-recurring expenses.

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

    The detail of the charges recorded in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program are as follows:

                                   LEASE                    CONSOLIDATION   TERMINATIONS
                                TERMINATION     INVENTORY     OF CREDIT         AND
                                    COST       WRITE-DOWNS    FUNCTIONS      SEVERANCE      TOTAL
                                -----------    -----------  -------------   ------------    -----
Balance as of January 4, 1998.    $ 2,190       $ 4,802       $  --            $ 55        $ 7,047
1998 Provision................       --             800         2,500            --          3,300
Cash reductions...............     (1,248)         --            --             (55)        (1,303)
Non-cash reductions...........       --          (2,239)       (2,500)           --         (4,739)
                                  -------       -------       -------          ----        -------
Balance as of April 4, 1998...    $   942       $ 3,363       $  --            $ --        $ 4,305
                                  =======       =======       =======          ====        =======

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)


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

    The detail of the charges recorded in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, are as follows:

                                                       EMPLOYEE
                                        INVENTORY     TERMINATION
                                       WRITE-DOWNS   AND SEVERANCE       TOTAL
                                       -----------   -------------       -----
Balance as of January 4, 1998.......     $ 21,015       $ 1,464        $ 22,479
Cash reductions.....................         --          (1,464)         (1,464)
Non-cash reductions.................      (20,383)          --          (20,383)
                                         --------       -------        --------
Balance as of April 4, 1998.........     $    632       $   --         $    632
                                         ========       =======        ========

GJM ($4,200)

    The Company also restructured a portion of its GJM manufacturing business, which was acquired in 1996, resulting in charges of $4,200, $700 of which was for severance of five employees, $2,400 for accounts receivable write-offs, which were expensed as incurred and $1,100 for asset write-offs.

    GJM incurred other non-recurring losses of $1,139 related to these operations in fiscal 1997.

   As of January 4, 1998, $674 of such severance costs remained to be incurred, with all $674 incurred in the quarter ended April 4, 1998.

INTIMATE APPAREL DIVISION CONSOLIDATION AND REALIGNMENT ($78,139)

    In April 1996, the Company announced the consolidation and realignment of certain of its intimate apparel manufacturing, distribution, selling and administrative functions and facilities in the United States and Europe. The consolidation and realignment resulted in restructuring and restructuring related charges of $78,139.

   As of January 4, 1998, $828 of such reserve remained to be incurred relating to lease termination costs, with $194 incurred in the quarter ended April 4, 1998. The remaining $634 is expected to be incurred by the end of fiscal 1998.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- DEBT

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

NOTE 6 -- SUMMARIZED FINANCIAL INFORMATION

     The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings as of April 4, 1998 and January 3, 1998 and for the fiscal quarters ended April 4, 1998 and March 31, 1997, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khaki'r' labels.

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


         In conjunction with the allocation of purchase price of Designer Holdings to assets acquired and liabilities assumed, the Company recorded accruals of approximately $48,313. These charges relate generally to employee termination and severance benefits, facility exit costs, including lease termination costs (representing future lease payments on abandoned facilities) and contract termination costs. The detail of the charges recorded in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 1999, are summarized below:

                                                       SEVERANCE AND            FACILITY
                                                      OTHER EMPLOYEE              EXIT
                                                       RELATED COSTS             COSTS          TOTAL
                                                    ------------------      ---------------   --------
Balance as of January 4, 1998                                $9,831                $   170   $10,001
Total provisions                                               --                     --        --
Cash Reductions                                              (1,505)                  --      (1,505)
                                                    ================      =================  =======
Balance as of April 4, 1998                                  $8,326                $   170   $ 8,496
                                                    ================      =================  =======

The $8,496 reserve at April 4, 1998 relates principally to certain facility exit costs and employee severance costs, representing the remaining severance costs for terminated employees, anticipated to be utilized by the end of fiscal 1999.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- CASH FLOW INFORMATION

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

NOTE 8 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                                            THREE MONTHS ENDED
                                                                                         -------------------------
                                                                                         APRIL 4,         APRIL 5,
                                                                                           1998             1997
                                                                                         --------         --------
                                                                                               (IN THOUSANDS
                                                                                            EXCEPT SHARE DATA)

Numerator for basic and diluted earnings per share:
     Income before cumulative effect of accounting change.............................   $  6,088         $ 11,336
                                                                                         ========         ========
     Denominator for basic earnings per share -- weighted average shares..............     62,112           51,218
                                                                                         --------         --------
Effect of dilutive securities:
     Employee stock options...........................................................      1,199            1,560
     Restricted stock shares..........................................................        432              423
                                                                                         --------         --------
Dilutive potential common shares......................................................      1,631            1,983
                                                                                         --------         --------
Denominator for diluted earnings per share -- weighted average adjusted shares........     63,743           53,201
                                                                                         ========         ========
Basic earnings per share..............................................................    $  0.10          $  0.22
                                                                                         ========         ========
Diluted earnings per share............................................................    $  0.10          $  0.21
                                                                                         ========         ========


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

NOTE 9 -- SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                                   THREE MONTHS ENDED
                                                                                -------------------------
                                                                                APRIL 4,         APRIL 5,
                                                                                  1998             1997
                                                                                --------         --------
                                                                                 (AMOUNTS IN MILLIONS OF
                                                                                        DOLLARS)
                                                                                       (UNAUDITED)
Net revenues.................................................................    $419.2           $251.5
Cost of goods sold...........................................................     299.6            169.7
                                                                                --------         --------
Gross profit.................................................................     119.6             81.8
   % of net revenues.........................................................      28.5%            32.5%
Selling, general and administrative expenses.................................      96.2             53.2
                                                                                --------         --------
Income before interest, income taxes and cumulative
   effect of accounting change...............................................      23.4             28.6
   % of net revenues.........................................................       5.6%            11.3%
Interest expense.............................................................      13.6              9.8
Provision for income taxes...................................................       3.7              7.5
                                                                                --------         --------
Income before cumulative effect of accounting change ........................    $  6.1           $ 11.3
                                                                                ========         ========


     Net revenues in the first quarter of fiscal 1998 were $419.2 million, $167.7 million or 66.7% higher than the $251.5 million recorded in the first quarter of fiscal 1997. Net revenue for 1998 includes $119.9 million associated with the acquisition of Designer Holdings, completed in the fourth quarter of 1997. Net revenues increased $47.8 million or 19.0% excluding the Designer Holdings acquisition, with year over year improvements across all divisions.

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

     Gross profit increased $37.8 million or 46.2% to $119.6 million in the first quarter of fiscal 1998 from $81.8 million in the first quarter of fiscal 1997. Gross margin was 28.5% in the first quarter of fiscal 1998 compared with 32.5% in the first quarter of fiscal 1997. The decline in gross margin is a result of the inclusion of Calvin Klein jeans sales, which carry a lower gross margin, as well as $14.3 million in fiscal 1998 related to the early adoption of SOP 98-5, the write-off of deferred start-up costs.



     The restatement described in Note 1 resulted from flaws in the Company's Intimate Apparel Division inventory costing control system that have since been corrected. As discussed in Note 1, the Company had rapidly expanded its manufacturing capacity over a period prior to fiscal 1998, hiring and training over 15,000 people in Mexico and the Caribbean Basin. The Company's infrastructure, personnel and systems were overburdened by the size and scope of this rapid expansion and by the increased manufacturing volume to meet consumer demand. At the same time, as reported in the Company's fiscal 1996 Form 10-K, commencing in fiscal 1996, the Company determined to consolidate and integrate its two intimate apparel divisions -- Warner's and Olga. These two intimate apparel units had separate manufacturing facilities, separate financial and administrative personnel and separate cost systems. The integration of these two independent operations and systems further burdened already extended personnel and systems. The Company anticipated that it would address any shortcomings in its inventory costing system as part of the implementation of new and enhanced hardware and software applications in connection with the Company's year 2000 compliance program. During the relevant period, substantially all of the Company's financial and information systems personnel were committed to the Company's SAP implementation and Year 2000 compliance efforts, which consumed a significant portion of their time. When the Company's SAP implementation was delayed in 1998 and ultimately replaced with the ACS system, the Company developed a new inventory costing process as an interim measure pending the selection and implementation of the Company's new software which incorporated an integrated cost accounting package. The Company now has a new inventory costing system and new monitoring procedures for its Intimate Apparel Division that are designed to ensure that the problems that led to the restatement of inventory accounts will not be repeated and will function to reduce to a low level the risk that errors may occur and not be detected within a timely period.


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

     The provision for income taxes for the first quarter of fiscal 1998 reflects an estimated effective income tax rate of approximately 37.0% for the 1998 fiscal year.

     Income before cumulative effect of accounting change for the first quarter of fiscal 1998 was $6.1 million, a decrease of $5.2 million compared with net income of $11.3 million in the first quarter of fiscal 1997. The decrease in net income reflects the early adoption of SOP 98-5 as mentioned above.


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


                                          THE WARNACO GROUP, INC.

Date: May 16, 2000                        By:     /S/ WILLIAM S. FINKELSTEIN
                                             ...................................
                                                   WILLIAM S. FINKELSTEIN
                                              DIRECTOR, SENIOR VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
                                                    PRINCIPAL FINANCIAL
                                                   AND ACCOUNTING OFFICER

Date: May 16, 2000                        By:     /S/ STANLEY P. SILVERSTEIN
                                             ...................................
                                                   STANLEY P. SILVERSTEIN
                                              VICE PRESIDENT, GENERAL COUNSEL
                                                       AND SECRETARY



                          STATEMENT OF DIFFERENCES
                          ------------------------

  The registered trademark symbol shall be expressed as..................  'r'