Form 10-Q/A
period 1998-07-04
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 JULY 4,               JANUARY 3,
                                                                                  1998                   1998
                                                                                RESTATED               RESTATED
                                                                              -------------          -------------
                                                                               (UNAUDITED)
ASSETS
Current assets:

   Cash .........................................................            $    16,540             $    12,009
   Accounts receivable - net ....................................                367,667                 296,378
   Inventories:
     Finished goods .............................................                367,552                 298,161
     Work in process ............................................                 66,257                  54,580
     Raw materials ..............................................                 69,612                  78,444
                                                                             -----------             -----------
Total inventories ............................................                   503,421                 431,185

   Other current assets .........................................                 46,733                  45,228
                                                                             -----------             -----------
Total current assets ............................................                934,361                 784,800
Property, plant and equipment (net of accumulated depreciation of
   $114,766 and $101,982, respectively) .........................                189,609                 130,400
Other assets:
   Excess of cost over net assets acquired - net ................                360,991                 349,235
   Other assets - net ...........................................                482,529                 386,683
                                                                             -----------             -----------
Total other assets ..............................................                843,520                 735,918
                                                                             -----------             -----------
                                                                             $ 1,967,490             $ 1,651,118
                                                                             ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Borrowing under foreign credit facilities ....................            $    26,485             $    12,751
   Current portion of long-term debt ............................                  8,877                   7,850
   Accounts payable .............................................                264,163                 289,817
   Accrued liabilities ..........................................                 92,626                 116,892
   Income taxes payable .........................................                  3,806                   5,203
                                                                             -----------             -----------

Total current liabilities .......................................                395,957                 432,513
                                                                             -----------             -----------

Long-term debt ..................................................                684,708                 354,263
Other long-term liabilities .....................................                 30,109                  14,022
Deferred income taxes ...........................................                  5,739                    --
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities of Designer Finance Trust Holding Solely

   Convertible Debentures .......................................                101,292                 100,758
Stockholders' equity:
   Preferred Stock; $.01 par value ..............................                   --                      --
   Common Stock; $.01 par value .................................                    691                     633
   Additional paid-in capital ...................................                952,321                 940,461
   Cumulative translation adjustment ............................                (10,602)                (14,838)
   Accumulated deficit ..........................................               (114,738)               (122,421)
   Treasury stock, at cost ......................................                (56,688)                (38,567)
   Notes receivable for common stock issued
     and unearned stock compensation ............................                (21,299)                (15,706)
                                                                             -----------             -----------
Total stockholders' equity ......................................                749,685                 749,562
                                                                             -----------             -----------
                                                                             $ 1,967,490             $ 1,651,118
                                                                             ===========             ===========

       This Statement should be read in conjunction with the accompanying
                   Notes to Consolidated Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   --------------------    ----------------------
                                                                    JULY 4,     JULY 5,     JULY 4,       JULY 5,
                                                                     1998        1997        1998          1997
                                                                   RESTATED    RESTATED    RESTATED      RESTATED
                                                                   --------    --------    --------      --------
                                                                                    (UNAUDITED)

Net revenue ..................................................    $438,874     $290,204     $858,082     $541,730
Cost of goods sold ...........................................     307,378      205,908      607,036      375,643
                                                                  --------     --------     --------     --------
Gross profit .................................................     131,496       84,296      251,046      166,087
Selling, administrative and general expenses .................      95,975       60,480      192,138      113,694
                                                                  --------     --------     --------     --------
Income before interest and income taxes ......................      35,521       23,816       58,908       52,393
Interest expense .............................................      15,146       10,702       28,779       20,515
                                                                  --------     --------     --------     --------
Income before income taxes ...................................      20,375       13,114       30,129       31,878
Provision for income taxes ...................................       7,435        5,265       11,101       12,693
                                                                  --------     --------     --------     --------
Income before cumulative effect of accounting change .........      12,940        7,849       19,028       19,185

Cumulative effect of accounting change........................        --           --        (46,250)        --
                                                                  --------     --------     --------     --------
Net income (loss).............................................    $ 12,940     $  7,849     $(27,222)    $ 19,185
                                                                  ========     ========     ========     ========

Basic earnings (loss) per common share:
   Income before cumulative effect of change
     in accounting principle .................................    $   0.21     $   0.15     $   0.31     $   0.37
   Cumulative effect of accounting change ....................        --           --          (0.75)        --
                                                                  --------     --------     --------     --------
   Net income (loss) .........................................    $   0.21     $   0.15     $  (0.44)    $   0.37
                                                                  ========     ========     ========     ========
Diluted earnings (loss) per common share:
   Income before cumulative effect of change
     in accounting principle .................................    $   0.20     $   0.15     $   0.30     $   0.36
   Cumulative effect of accounting change ....................         --          --          (0.72)        --
                                                                  --------     --------     --------     --------
   Net income (loss) .........................................    $   0.20     $   0.15     $  (0.42)    $   0.36
                                                                  ========     ========     ========     ========

Cash dividends per share of common stock .....................    $   0.09     $   0.08     $   0.18     $   0.16
                                                                  ========     ========     ========     ========

Weighted average number of shares of common stock outstanding:

     Basic ...................................................      62,603       51,274       62,358       51,269
                                                                  ========     ========     ========     ========
     Diluted .................................................      64,440       53,365       64,092       53,281
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

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                              -----------------------------
                                                                               JULY 4,              JULY 5,
                                                                                1998                 1997
                                                                              --------             --------
                                                                                       (UNAUDITED)
Cash flow from operations:
Net income ......................................................            $ (27,222)            $  19,185
Non-cash items included in net income:
     Depreciation and amortization ..............................               27,783                15,260
     Amortization of unearned stock compensation ................                2,089                 1,500
Change in deferred income taxes .................................              (18,887)               (9,864)
Other changes in operating accounts .............................             (102,470)             (124,074)
Cash expenses related to non-recurring charges ..................               (4,220)               (3,462)
                                                                             ---------             ---------
Net cash used in operations .....................................             (122,927)             (101,455)
                                                                             ---------             ---------

Cash flow from investing activities:

     Proceeds from sale of fixed assets .........................                  304                   437
     Purchase of property, plant & equipment ....................              (72,121)              (20,309)
     Payment of assumed liabilities and acquisition accruals ....                 --                 (10,768)
     Acquisition of assets and licenses .........................              (40,986)                 --
     Increase in intangible and other assets ....................              (47,018)               (7,073)
                                                                             ---------             ---------
Net cash used in investing activities ...........................             (159,821)              (37,713)
                                                                             ---------             ---------

Cash flow from financing activities:

     Borrowing under revolving credit facilities ................              328,956               164,211
     Borrowing under term loan agreement ........................               21,500                  --
     Proceeds from the exercise of options and payment of
         notes receivable from employees ........................               36,436                 3,329
     Purchase of treasury shares ................................              (15,671)               (4,782)
     Payment of withholding taxes on option exercises ...........              (38,095)                 (575)
     Repayment of debt ..........................................               (4,724)              (18,713)
     Increase in other assets and deferred financing costs ......              (33,057)                 (131)
     Dividends paid .............................................              (10,378)               (7,805)
                                                                             ---------             ---------
Net cash provided from financing activities .....................              284,967               135,534
                                                                             ---------             ---------
Effect of exchange rate changes on cash .........................                2,312                 2,185
                                                                             ---------             ---------

Increase (decrease) in cash .....................................                4,531                (1,449)
     Cash at beginning of period ................................               12,009                11,840
                                                                             ---------             ---------
     Cash at end of period ......................................            $  16,540             $  10,391
                                                                             =========             =========

Other changes in operating accounts:

     Accounts receivable ........................................            $ (71,998)            $ (25,774)
     Inventories ................................................              (66,471)              (52,325)
     Other current assets .......................................               (1,128)               (6,823)
     Accounts payable and accrued liabilities ...................              (55,583)              (41,268)
     Income taxes payable .......................................               (1,359)                  384
     Other ......................................................               94,069                 1,732
                                                                             ---------             ---------
                                                                             $(102,470)            $(124,074)
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



Reclassifications and Restatement: Prior to fiscal 1998, the Company rapidly expanded its manufacturing capacity, hiring and training over 15,000 new employees. This resulted in the Company's incurring plant inefficiencies and higher than anticipated manufacturing costs characteristic of new manufacturing operations resulting from high labor turnover and related training and other costs. The Company's infrastructure, personnel and systems were overburdened by the size and scope of this rapid expansion and by the increased manufacturing volume. Manufacturing related costs, which were significantly higher than anticipated, were added to inventories when incurred. In connection with the implementation of a new inventory costing process during the fiscal 1998 year-end closing, the Company determined that in fiscal 1996, 1997 and the first three quarters of 1998, as merchandise was sold, inventories were relieved at less than actual cost per unit, leaving an accumulation of inventory costs. As a result, prior period consolidated financial statements have been restated to reflect additional costs of goods sold. The amount of the restatement affecting the fiscal 1998 and 1997 earnings for the three- and six-month periods ended July 4, 1998 and July 5, 1997 were $11,171 and $25,652 and $15,009 and $25,960, respectively. This restatement resulted from flaws in the Company's Intimate Apparel Division inventory costing control system that have since been addressed. Actions taken and procedures implemented by the Company to address these issues included the development of a new inventory costing process to supplement the manufacturing costing process and effecting improvements in inventory costing monitoring systems and controls, including increasing the frequency of physical inventory counts and the verification of actual costs.

The fiscal 1998 second quarter and six month results were also restated to reflect the early adoption of SOP 98-5 regarding the write-off of deferred start-up costs. The amount of the restatement in the three and six month periods ended July 4, 1998 was $8,263 and $22,585, respectively.

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


NOTE 3 -- RESTRUCTURING

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

    The detail of the charges recorded in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program are as follows:

                                   LEASE                    CONSOLIDATION   TERMINATIONS
                                TERMINATION     INVENTORY     OF CREDIT         AND
                                    COST       WRITE-DOWNS    FUNCTIONS      SEVERANCE      TOTAL
                                -----------    -----------  -------------   ------------    -----
Balance as of January 4, 1998.    $ 2,190       $ 4,802       $  --            $ 55        $ 7,047
1998 Provision................       --             800         2,500            --          3,300
Cash reductions...............     (1,931)         --            --             (55)        (1,986)
Non-cash reductions...........       --          (5,469)       (2,500)           --         (7,969)
                                  -------       -------       -------          ----        -------
Balance as of July 4, 1998....    $   259       $   133       $  --            $ --        $   392
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

    The detail of the charges recorded in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, are as follows:



                                                       EMPLOYEE
                                        INVENTORY     TERMINATION
                                       WRITE-DOWNS   AND SEVERANCE       TOTAL
                                       -----------   -------------       -----
Balance as of January 4, 1998.......     $ 21,015       $ 1,464        $ 22,479
Cash reductions.....................         --          (1,464)         (1,464)
Non-cash reductions.................      (20,639)          --          (20,639)
                                         --------       -------        --------
Balance as of July 4, 1998..........     $    376       $   --         $    376
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

   As of January 4, 1998, $828 of such reserve remained to be incurred relating to lease termination costs, with $559 incurred in the first six months of fiscal 1998. The remaining $269 is expected to be incurred by the end of fiscal 1998.

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)



NOTE 4 - CAPITAL STOCK
----------------------

On May 8, 1998, the Company's Board of Director's declared a quarterly cash dividend of $0.09 per share to be paid on July 7, 1998 to shareholders of record as of June 5, 1998. During the first half of fiscal 1998, the Company repurchased approximately 583,000 shares under equity option arrangements at a cost of approximately $20.5 million. A total of approximately 1.6 million shares have been repurchased under the current authorization of 12.42 million shares leaving approximately 10.8 million shares available to repurchase. In addition, the Company has options outstanding on approximately 1.8 million shares at an average forward price of approximately $38.00 per share. These option arrangements expire between August 1998 and March 1999. After accounting for these options, the Company has approximately 9.0 million shares available to repurchase. As of July 4, 1998, treasury stock includes approximately 1.9 million shares at a cost of $56.7 million. The change in additional paid-in capital during the first half of fiscal 1998 primarily relates to stock options exercised in which shares were tendered for payment of the exercise price of the options and the related employee withholding taxes, net of related tax benefits to the Company.

NOTE 5 - RESTRICTED STOCK
-------------------------

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

NOTE 6 - NEW ACCOUNTING STANDARDS
---------------------------------


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


NOTE 7 - DEBT
-------------


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

                             THE WARNACO GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL SATEMENTS - (Continued)


NOTE 8 - SUMMARIZED FINANCIAL AND PRO-FORMA INFORMATION
-------------------------------------------------------
The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings as of July 4, 1998 and January 3, 1998 and for the six month periods ended July 4, 1998 and June 30, 1997, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and jeans-related sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans-related sportswear collections in North, South and Central America under the Calvin Klein Jeans('r'), CK Calvin Klein Jeans('r'), and CK/Calvin Klein/Khakis('r') labels.

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

    The consequences related not only to the receivables and inventory acquired, but also to the design, fabric and inventory purchases to which Designer Holdings had previously committed. Immediately following the acquisition, the Company began quickly liquidating excess inventories. Most of these sales were below original cost. Not only did the Company fail to recover cost (including royalties payable to the licensor), it was deprived of the 'reasonable gross profit' contemplated by APB Opinion 16 in valuing acquired inventory. Accordingly, the Company reduced the historical carrying value of inventory by $18 million. The $18 million fair value adjustment recorded addressed all of these issues and represented the fair value of inventory pursuant to APB Opinion 16.

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

                                                       SEVERANCE AND             FACILITY
                                                      OTHER EMPLOYEE               EXIT
                                                       RELATED COSTS               COSTS          TOTAL
                                                    ------------------      ---------------     --------
Balance as of January 4, 1998                                $9,831                $   170      $10,001
Total provisions                                                200                  1,800        2,000
Cash Reductions                                              (2,720)                  (216)      (2,936)
                                                    ----------------      ----------------      -------
Balance as of July 4, 1998                                   $7,311                $ 1,754      $ 9,065
                                                    ===============       ================      =======

The $9,065 reserve at July 4, 1998 relates principally to certain facility exit costs and employee severance costs, representing the remaining severance costs for terminated employees, anticipated to be utilized by the end of fiscal 1999.


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



NOTE 9 - CASH FLOW INFORMATION
------------------------------


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



NOTE 10 - EARNINGS PER SHARE
---------------------------


The following table sets forth the computation of basic and diluted earnings per share:


                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       ---------------------------          ------------------------------
                                                        JULY 4,            JULY 5,            JULY 4,            JULY  5,
                                                         1998               1997               1998               1997
                                                       ---------         ---------          ----------         -----------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings
per share:
   Income before cumulative effect of
      accounting change.....................            $12,940            $ 7,849            $19,028            $19,185
                                                        =======            =======            =======            =======

Denominator for basic earnings per share--
   weighted average shares .................             62,603             51,274             62,358             51,269
                                                        -------            -------            -------            -------
Effect of dilutive securities:
   Employee stock options ..................              1,335              1,583              1,267              1,597
   Restricted stock shares .................                502                508                467                415
                                                        -------            -------            -------            -------
Dilutive potential common shares ...........              1,837              2,091              1,734              2,012
                                                        -------            -------            -------            -------
Denominator for diluted earnings per share--
   weighted average adjusted shares ........             64,440             53,365             64,092             53,281
                                                        =======            =======            =======            =======

Basic earnings per share ...................            $  0.21            $  0.15            $  0.31            $  0.37
                                                        =======            =======            =======            =======

Diluted earnings per share .................            $  0.20            $  0.15            $  0.30            $  0.36
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.




RESULTS OF OPERATIONS
                      STATEMENTS OF INCOME (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       -----------------------------         ----------------------------
                                                          JULY 4,           JULY 5,            JULY 4,           JULY 5,
                                                           1998              1997               1998              1997
                                                       -------------      ----------         -----------       ----------
Net revenues ...............................            $  438.9           $  290.2           $  858.1           $  541.7
Cost of goods sold .........................               307.4              205.9              607.1              375.6
                                                        --------           --------           --------           --------
Gross profit ...............................               131.5               84.3              251.0              166.1
   % of net revenues .......................                30.0%              29.0%              29.3%              30.7%
Selling, administrative and general expenses                96.0               60.5              192.1              113.7
                                                        --------           --------           --------           --------
Income before interest, income taxes and
   cumulative effect of accounting change ..                35.5               23.8               58.9               52.4
   % of net revenues .......................                 8.1%               8.2%               6.9%               9.7%
Interest expense ...........................                15.1               10.7               28.8               20.5
Provision for income taxes .................                 7.5                5.3               11.1               12.7
                                                        --------           --------           --------           --------
Income before cumulative effect of
   accounting change .......................            $   12.9           $    7.8           $   19.0            $  19.2
                                                        ========           ========           ========           ========

Net revenues in the second quarter of fiscal 1998 were $438.9 million, $148.7 million or 51.2% higher than the $290.2 million recorded in the second quarter of fiscal 1997. Net revenues for 1998 includes $110.5 million associated with the acquisition of Designer Holdings, completed in the fourth quarter of 1997. During the second quarter of fiscal 1998, the Company acquired the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America, as well as the sub-license to distribute Calvin Klein jeans, jeans- related products and khakis for men and women in Mexico and Central America. These acquisitions contributed $8.9 million to net revenues during the current quarter. Excluding the impact of the above acquisitions, net revenues increased $29.3 million or 10.1%. Net revenues for the six months ended July 4, 1998 were $858.1 million, an increase of $316.4 million or 58.4 % over the $541.7 million in the first half of fiscal 1997. Acquisitions contributed $239.3 million to net revenues for the six month period ended July 4, 1998. Excluding net revenues attributable to the Calvin Klein acquisitions, net revenues increased $77.1 million or 14.2%.


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

Gross profit increased $47.2 million or 56.0% to $131.5 million in the second quarter of fiscal 1998 compared with $84.3 million in the second quarter of fiscal 1997. Gross profit as a percentage of net revenues increased 10 basis points to 30.0% in the second quarter of fiscal 1998 compared with 29.0% in the second quarter of fiscal 1997. Gross profit for the first six months of fiscal 1998 increased $84.9 million or 51.2% to $251.0 million from $166.1 million in the first six months of fiscal 1997. Gross profit as a percentage of net revenues was 29.3% for the six months of fiscal 1998 compared with 30.7% in 1997. The year-to-date gross margin decrease reflects the inclusion of the jeanswear business, which carries a lower gross margin, as well as $22.6 million in fiscal 1998 related to the early adoption of SOP 98-5, the write-off of deferred start-up costs.


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

Net income for the second quarter of fiscal 1998 was $12.9 million, an increase of $5.1 million or 64.9% compared with $7.8 million in the second quarter of fiscal 1997. Income before cumulative effect of accounting change for the first six months of fiscal 1998 decreased $0.2 million or 0.8% to $19.0 million compared with $19.2 million in the first six months of fiscal 1997. The increase for the quarter reflects higher net revenues and associated gross profit mentioned above. The slight decrease for the six months reflects the early adoption of SOP 98-5 as mentioned above.


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