Form 10-Q/A
period 1998-10-03
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

--------------------------------------------------------------------------------


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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                    OCTOBER 3,     JANUARY 3,
                                                                      1998           1998
                                                                    Restated       Restated
                                                                   -----------    -----------
                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash ..........................................................   $   17,189   $   12,009
  Accounts receivable - net .....................................      459,697      296,378
  Inventories:
    Finished goods ..............................................      354,400      298,161
    Work in process .............................................       80,034       54,580
    Raw materials ...............................................       58,393       78,444
                                                                    ----------   ----------
  Total inventories .............................................      492,827      431,185
  Other current assets ..........................................       40,453       45,228
                                                                    ----------   ----------
Total current assets ............................................    1,010,166      784,800
Property, plant and equipment (net of accumulated depreciation of
  $120,717 and $101,982, respectively) ..........................      212,914      130,400
Other assets:
  Excess of cost over net assets acquired - net .................      388,579      349,235
  Other assets - net ............................................      519,777      386,683
                                                                    ----------   ----------
Total other assets ..............................................      908,356      735,918
                                                                    ----------   ----------
                                                                    $2,131,436   $1,651,118
                                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under foreign credit facilities .....................   $   26,297   $   12,751
  Short-term borrowings .........................................       25,000         --
  Current portion of long-term debt .............................        8,838        7,850
  Accounts payable ..............................................      451,793      289,817
  Accrued liabilities ...........................................      120,136      116,892
  Income taxes payable ..........................................        4,954        5,203
                                                                    ----------   ----------
Total current liabilities .......................................      637,018      432,513
                                                                    ----------   ----------

Long-term debt ..................................................      627,030      354,263
Other long-term liabilities .....................................       12,383       14,022
Deferred income taxes ...........................................       34,496         --
Company-Obligated Mandatorily Redeemable Convertible Preferred
  Securities of Designer Finance Trust Holding Solely
  Convertible Debentures ........................................      101,566      100,758
Stockholders' equity:
  Preferred Stock; $.01 par value ...............................         --           --
  Common Stock; $.01 par value ..................................          692          633
  Additional paid-in capital ....................................      957,866      940,461
  Cumulative translation adjustment .............................      (17,720)     (14,838)
  Retained earnings/(deficit) ...................................      (93,487)    (122,421)
  Treasury stock, at cost .......................................     (108,553)     (38,567)
  Notes receivable for common stock issued
    and unearned stock compensation .............................      (19,855)     (15,706)
                                                                    ----------   ----------
Total stockholders' equity ......................................      718,943      749,562
                                                                    ----------   ----------
                                                                    $2,131,436   $1,651,118
                                                                    ==========   ==========


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     -----------------------  ------------------------
                                                                     OCTOBER 3,   OCTOBER 4,  OCTOBER 3,    OCTOBER 4,
                                                                        1998         1997        1998          1997
                                                                      RESTATED     RESTATED    RESTATED      RESTATED
                                                                     ----------   ----------  ----------    ---------
                                                                                        (UNAUDITED)
Net revenue ......................................................    $544,125     $333,413   $1,402,207     $875,143
Cost of goods sold ...............................................     383,733      223,390      990,769      599,033
                                                                      --------     --------   ----------     --------
Gross profit .....................................................     160,392      110,023      411,438      276,110
Selling, administrative and general expenses .....................     104,390       61,707      296,528      175,401
                                                                      --------     --------   ----------     --------
Income before interest and income taxes ..........................      56,002       48,316      114,910      100,709
Interest expense .................................................      15,077       11,484       43,856       31,999
                                                                      --------     --------   ----------     --------
Income before income taxes .......................................      40,925       36,832       71,054       68,710
Provision for income taxes .......................................      13,981       13,419       25,082       26,112
                                                                      --------     --------   ----------     --------
Income before cumulative effect of accounting change..........          26,944       23,413       45,972       42,598

Cumulative effect of accounting change............................        --           --        (46,250)       --
                                                                      --------     --------   ----------     --------
Net income (loss).................................................    $ 26,944     $ 23,413   $     (278)    $ 42,598
                                                                      ========     ========     ========     ========
Basic earnings (loss) per common share:
   Income before cumulative effect of change
     in accounting principle .....................................    $   0.44     $   0.46     $   0.74     $   0.83
   Cumulative effect of accounting change ........................        --           --          (0.74)        --
                                                                      --------     --------     --------     --------
   Net income ....................................................    $   0.44     $   0.46     $   --       $   0.83
                                                                      ========     ========     ========     ========
Diluted earnings (loss) per common share:
   Income before cumulative effect of change
     in accounting principle .....................................    $   0.43     $   0.44     $   0.72     $   0.80
   Cumulative effect of accounting change ........................         --          --          (0.72)        --
                                                                      --------     --------     --------     --------
   Net income ....................................................    $   0.43     $   0.44     $   --       $   0.80
                                                                      ========     ========     ========     ========

Cash dividends per share of common stock .........................    $   0.09     $   0.08     $   0.27     $   0.24
                                                                      ========     ========     ========     ========

Weighted average number of shares of common stock outstanding:
    Basic ........................................................      61,830       51,444       62,197       51,328
                                                                      ========     ========   ==========     ========
    Diluted ......................................................      63,300       53,636       63,807       53,378
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

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                    -----------------------
                                                                    OCTOBER 3,   OCTOBER 4,
                                                                      1998         1997
                                                                    Restated     Restated
                                                                    ----------   ---------
                                                                          (UNAUDITED)
Cash flow from operations:
Net income ......................................................   $    (278)   $  42,598
Non-cash items included in net income:
    Depreciation and amortization ...............................      44,660       22,492
    Amortization of unearned stock compensation .................       3,533        2,486
    Change in deferred income taxes .............................         502      (15,176)
    Other changes in operating accounts .........................      40,446     (138,411)
Cash expenses related to non-recurring charges ..................      (4,811)      (3,994)
                                                                    ---------    ---------
Net cash provided by (used in) operations .......................      84,052      (90,005)
                                                                    ---------    ---------

Cash flow from investing activities:
    Proceeds from sale of fixed assets ..........................       2,210          610
    Purchase of property, plant & equipment .....................    (103,737)     (32,086)
    Payment of assumed liabilities and acquisition accruals .....     (18,801)     (15,027)
    Acquisition of assets and licenses ..........................     (44,088)        --
    Increase in intangible and other assets .....................    (116,284)     (15,400)
                                                                    ---------    ---------
Net cash used in investing activities ...........................    (280,700)     (61,903)
                                                                    ---------    ---------

Cash flow from financing activities:
    Borrowings under revolving credit facilities ................     322,637      351,197
    Borrowings under term loan agreement ........................      42,206         --
    Repayment of borrowings under term loan agreement ...........     (21,500)        --
    Repayment of debt ...........................................     (34,438)    (189,828)
    Proceeds from the exercise of options and payment of
           notes receivable from employees ......................      41,982        4,188
    Purchase of treasury shares .................................     (67,536)      (7,545)
    Payment of withholding taxes on option exercises ............     (38,095)        (575)
    Dividends paid ..............................................     (16,082)     (12,074)
    Other .......................................................     (33,393)        (786)
                                                                    ---------    ---------
Net cash provided by financing activities .......................     195,781      144,577
                                                                    ---------    ---------

Effect of exchange rate changes on cash .........................       6,047        7,176
                                                                    ---------    ---------

Increase (decrease) in cash .....................................       5,180         (155)
    Cash at beginning of period .................................      12,009       11,840
                                                                    ---------    ---------
    Cash at end of period .......................................   $  17,189    $  11,685
                                                                    =========    =========

Other changes in operating accounts:
    Accounts receivable .........................................   $(166,305)   $ (63,312)
    Inventories .................................................     (57,551)    (105,978)
    Other current assets ........................................       4,554       (1,284)
    Accounts payable and accrued liabilities ....................     151,694       34,996
    Income taxes payable ........................................        (488)         981
    Other .......................................................     108,542       (3,814)
                                                                    ---------    ---------

                                                                    $  40,446    $(138,411)
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


Reclassifications and Restatement: Prior to fiscal 1998, the Company rapidly expanded its manufacturing capacity, hiring and training over 15,000 new employees. This resulted in the Company's incurring plant inefficiencies and higher than anticipated manufacturing costs characteristic of new manufacturing operations resulting from high labor turnover and related training and other costs. The Company's infrastructure, personnel and systems were overburdened by the size and scope of this rapid expansion and by the increased manufacturing volume. Manufacturing related costs, which were significantly higher than anticipated, were added to inventories when incurred. In connection with the implementation of a new inventory costing process during the fiscal 1998 year-end closing, the Company determined that in fiscal 1996, 1997 and the first three quarters of 1998, as merchandise was sold, inventories were relieved at less than actual cost per unit, leaving an accumulation of inventory costs. As a result, prior period consolidated financial statements have been restated to reflect additional costs of goods sold. The amount of the restatement affecting the fiscal 1998 and 1997 earnings for the three- and nine-month periods ended October 3, 1998 and October 4, 1997 were $12,066 and $37,718 and $13,980 and $39,940, respectively. This restatement resulted from flaws in the Company's Intimate Apparel Division inventory costing control system that have since been addressed. Actions taken and procedures implemented by the Company to address these issues included the development of a new inventory costing process to supplement the manufacturing costing process and effecting improvements in inventory costing monitoring systems and controls, including increasing the frequency of physical inventory counts and the verification of actual costs.

The fiscal 1998 third quarter and nine month results were also restated to reflect the early adoption of SOP 98-5 regarding the write-off of deferred start-up costs. The amount of the restatement in the three and nine month periods ended October 3, 1998 was $14,473 and $37,058, respectively.

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

    The detail of the charges recorded in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program are as follows:

                                   LEASE                    CONSOLIDATION   TERMINATIONS
                                TERMINATION     INVENTORY     OF CREDIT         AND
                                    COST       WRITE-DOWNS    FUNCTIONS      SEVERANCE      TOTAL
                                -----------    -----------  -------------   ------------    -----
Balance as of January 4, 1998.    $ 2,190       $ 4,802       $  --            $ 55        $ 7,047
1998 Provision................       --             800         2,500            --          3,300
Cash reductions...............     (2,190)         --            --             (55)        (2,245)
Non-cash reductions...........       --          (5,602)       (2,500)           --         (8,102)
                                  -------       -------       -------          ----        -------
Balance as of October 3, 1998.    $  --         $  --         $  --            $ --        $  --
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

    The detail of the charges recorded in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, are as follows:

                                                       EMPLOYEE
                                        INVENTORY     TERMINATION
                                       WRITE-DOWNS   AND SEVERANCE       TOTAL
                                       -----------   -------------       -----
Balance as of January 4, 1998.......     $ 21,015       $ 1,464        $ 22,479
Cash reductions.....................         --          (1,464)         (1,464)
Non-cash reductions.................      (20,902)          --          (20,902)
                                         --------       -------        --------
Balance as of October 3, 1998.......     $    113       $   --         $    113
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

   As of January 4, 1998, $828 of such reserve remained to be incurred relating to lease termination costs, with all $828 incurred in the first nine months of fiscal 1998.

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


NOTE 4 - CAPITAL STOCK

On August 19, 1998, the Company's Board of Director's declared a quarterly cash dividend of $0.09 per share to be paid on October 8, 1998 to shareholders of record as of September 3, 1998. During the first nine months of fiscal 1998, the Company repurchased approximately 2,609,200 shares in open market purchases and under equity option arrangements at a cost of approximately $72.3 million. Excluded from these amounts are the repurchase of approximately 1,446,700 shares at a cost of $34.2 million, for which settlement did not occur prior to the end of the Company's fiscal quarter. Including the shares settling subsequent to the Company's quarter end, a total of approximately 5,038,400 shares have been repurchased under the current authorization of 12,420,000 million shares leaving approximately 7,381,600 shares available to repurchase. In addition, as of October 3, 1998 the Company had options outstanding on approximately 2,257,700 shares at an average forward price of approximately $36.48 per share. These option arrangements expire between November 1998 and August 1999. Under these option arrangements, the Company is obligated to either purchase its common stock at the forward price or pay or receive cash for the difference between the forward price and the market price of the Company's common stock at the option expiration date. After accounting for these options, the Company has approximately 5,123,900 shares available to repurchase. As of October 3, 1998, treasury stock includes approximately 3,985,100 shares at a cost of $108.6 million. The change in additional paid-in capital during the first nine months of fiscal 1998 primarily relates to stock options exercised in which previously owned shares were tendered for payment of the exercise price of the options and the related employee withholding taxes, net of related tax benefits to the Company.


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


NOTE 7 - COMPREHENSIVE INCOME

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


NOTE 8 - DEBT

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

The Company uses derivative financial instruments in the management of interest rate and foreign currency exposures. The Company does not use derivative financial instruments for trading or speculative purposes. During the first nine months of fiscal 1998, the Company entered into new interest rate swap agreements and amended certain existing interest rate swap agreements with several of its lenders to convert variable rate obligations of $610.0 million, including amounts under the L/C Facility, to fixed rate borrowings bearing interest at 5.99%. The agreements mature in September 2004. The Company follows accrual accounting for these interest rate swap agreements.

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


NOTE 9 - SUMMARIZED FINANCIAL AND PRO-FORMA INFORMATION


The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings as of October 3, 1998 and January 3, 1998 and for the nine month periods ended October 3, 1998 and September 30, 1997, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and jeans-related sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans- related sportswear collections in North, South and Central America under the Calvin Klein Jeans(R), CK Calvin Klein Jeans(R), and CK/Calvin Klein/Khakis(R) labels.


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

                                                       SEVERANCE AND            FACILITY
                                                      OTHER EMPLOYEE              EXIT
                                                       RELATED COSTS             COSTS          TOTAL
                                                    ------------------      ---------------   --------
Balance as of January 4, 1998                                $9,831                $   170   $10,001
Total provisions                                                200                  6,800     7,000
Cash Reductions                                              (3,971)                  (216)   (4,187)
                                                    ----------------      -----------------  -------
Balance as of October 3, 1998                                $6,060                $ 6,754   $12,814
                                                    ================      =================  =======

The $12,814 reserve at October 3, 1998 relates principally to certain facility exit costs and employee severance costs, representing the remaining severance costs for terminated employees, anticipated to be utilized by the end of fiscal 1999.


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

NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED       NINE  MONTHS ENDED
                                                       ----------------------  -----------------------
                                                       OCTOBER 3,  OCTOBER 4,  OCTOBER 3,   OCTOBER 4,
                                                          1998       1997        1998          1997
                                                       ----------  ----------  ----------   ----------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator for basic and diluted earnings per share:
Income before cumulative effect of accounting
  change.........................................      $  26,944   $  23,413    $ 45,972    $  42,598
                                                       =========   =========    ========    =========

Denominator for basic earnings per share--
  Weighted average shares........................         61,830      51,444      62,197       51,328
                                                       ---------   ---------    --------    ---------
Effect of dilutive securities:
  Employee stock options.........................            521       1,721       1,019        1,605
  Restricted stock shares........................            507         471         481          445
  Shares under put option contracts..............            442          --         110           --
                                                       ---------   ---------    --------    ---------
Dilutive potential common shares.................          1,470       2,192       1,610        2,050
                                                       ---------   ---------    --------    ---------
Denominator for diluted earnings per share--
  Weighted average adjusted shares...............         63,300      53,636      63,807       53,378
                                                       =========   =========    ========    =========
Basic earnings per share.........................          $0.44       $0.46       $0.74        $0.83
                                                       =========   =========    ========    =========
Diluted earnings per share.......................          $0.43       $0.44       $0.72        $0.80
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


NOTE 11 - CASH FLOW INFORMATION

                                                                       NINE MONTHS ENDED
                                                                    -----------------------
                                                                    OCTOBER 3,   OCTOBER 4,
                                                                      1998           1997
                                                                    ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Cash paid (received) for:
  Interest (net of amounts capitalized of $962 in fiscal 1998;
    $0 in fiscal 1997)........................................      $ 42,224      $ 29,923
  Income taxes, net of refunds received.......................      $ (7,571)     $  5,573

                             THE WARNACO GROUP, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)



NOTE 12 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.




RESULTS OF OPERATIONS

                      STATEMENTS OF INCOME (SELECTED DATA)
                        (AMOUNTS IN MILLIONS OF DOLLARS)


                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                              OCTOBER 3, OCTOBER 4, OCTOBER 3, OCTOBER 4,
                                                 1998      1997        1998       1997
                                               --------- ---------- ---------- --------
Net revenues ...............................   $  544.1  $  333.4    $1,402.2    $875.1
Cost of goods sold .........................      383.7     223.4       990.8     599.0
                                               --------  --------    --------    ------
Gross profit ...............................      160.4     110.0       411.4     276.1
  % of net revenues ........................       29.5%     33.0%       29.3%     31.6%
Selling, administrative and general expenses      104.4      61.7       296.5     175.4
                                               --------  --------    --------    ------
Income before interest, income taxes and
  cumulative effect of accounting change ...       56.0      48.3       114.9     100.7
    % of net revenues ......................       10.3%     14.5%        8.2%     11.5%
Interest expense ...........................       15.1      11.5        43.9      32.0
Provision for income taxes .................       14.0      13.4        25.0      26.1
                                               --------  --------    --------    ------
Income before cumulative effect of
    accounting change ......................   $   26.9  $   23.4    $   46.0    $ 42.6
                                               ========  ========    ========    ======


Net revenues in the third quarter of fiscal 1998 were $544.1 million, $210.7 million or 63.2% higher than the $333.4 million recorded in the third quarter of fiscal 1997. Net revenues for 1998 include $169.8 million associated with the Calvin Klein Jeanswear acquisitions, completed in the fourth quarter of 1997 and the second quarter of 1998. Excluding the impact of the above acquisitions, net revenues increased $40.9 million or 12.3%. International net revenues increased $15.7 million or 21.7% during the quarter due to strength in the Calvin Klein business in Europe coupled with increases at the Company's Lejaby division. Net revenues for the nine months ended October 3, 1998 were $1,402.2 million, an increase of $527.1 million or 60.2% over the $875.1 million in the first nine months of fiscal 1997. Acquisitions contributed $409.1 million to net revenues for the nine month period ended October 3, 1998. Excluding net revenues attributable to the Calvin Klein Jeanswear acquisitions, net revenues increased $118.0 million or 13.5%.

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


Gross profit increased $50.4 million or 45.8% to $160.4 million in the third quarter of fiscal 1998 compared with $110.0 million in the third quarter of fiscal 1997. Gross profit as a percentage of net revenues was 29.5% in the third quarter of fiscal 1998 compared with 33.0% in the third quarter of fiscal 1997. The decrease in gross margin was a result of the addition of the jeanswear business, which carries a lower gross margin than the intimate apparel division, as well as $14.5 million in fiscal 1998 related to the early adoption of SOP 98-5. Gross profit for the first nine months of fiscal 1998 increased $135.3 million or 49.0% to $411.4 million from $276.1 million in the first nine months of fiscal 1997. Gross profit as a percentage of net revenues was 29.3% for the nine months of fiscal 1998 compared with 31.6% in 1997. The year-to-date gross margin reflects the inclusion of the jeanswear business, which carries a lower gross margin, as well as $37 million in fiscal 1998 related to the early adoption of SOP 98-5.



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


The estimated full year effective tax rate for fiscal 1998 was lowered to 35.3% resulting in an effective tax rate of 34.2% for the third quarter. The difference between the United States federal statutory rate of 35% and the Company's estimated effective tax rate of 35.3% reflects the impact of state income taxes and the effects of non-deductible intangible amortization offset by foreign income taxed at rates more favorable than the United States statutory rate.

Net income for the third quarter of fiscal 1998 was $26.9 million, an increase of $3.5 million or 15.1% compared with $23.4 million in the third quarter of fiscal 1997. Income before cumulative effect of accounting change for the first nine months of fiscal 1998 increased $3.4 million to $46.0 million or 7.9% compared with $42.6 million in the first nine months of fiscal 1997. The increase for both the quarter and nine months reflects higher net revenues and gross profit mentioned above.


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

Cash provided by (used in) operations before non-recurring items was $88.9 million in the first nine months of fiscal 1998 compared with $(86.0) million in the first nine months of fiscal 1997. The increase in cash provided by operating activities reflects better management of working capital and higher net income. Receivable levels increased at quarter end in line with the third quarter sales increase and inventory levels were up in anticipation of fourth quarter shipment levels.


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