Form 10-K405/A
period 1999-01-02
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A


_X_   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                                         OR

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
Class A Common Stock, par value $0.01 per share  New York Stock Exchange
Convertible Trust Originated Preferred
Securities*                                      New York Stock Exchange
--------------
*Issued by Designer Finance Trust. Payments of distributions and payment on liquidation or redemption are guaranteed by the registrant.

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

    The Company and its subsidiaries design, manufacture and market a broad line of women's intimate apparel, such as bras, panties, sleepwear, shapewear and daywear, and men's apparel, such as sportswear, underwear and accessories, all of which are sold under a variety of internationally recognized owned and licensed brand names. During fiscal 1998, the Company acquired the sub-license to produce Calvin Klein'r' jeans and jeans-related products for children in the United States, Mexico and Central and South America. The Company also acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. In addition, the Company discontinued several underperforming product lines and styles. During fiscal 1997, the Company acquired Designer Holdings Ltd. ('Designer Holdings'), which develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors, and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK/Calvin Klein Jeans'r' and CK/Calvin Klein/Khakis'r' labels. During fiscal 1996, the Company made three strategic acquisitions, GJM, Lejaby and Bodyslimmers, designed to increase the breadth of the Company's product lines and increase the worldwide distribution of the Company's products. In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein'r' men's underwear and licensed the Calvin Klein trademark for men's accessories. In addition, the acquisition included the worldwide trademarks and rights of Calvin Klein women's intimate apparel. In 1999, the Company entered into an exclusive license agreement with Weight Watchers International, Inc., ('Weight Watchers') to market shapewear and activewear for the mass market under the Weight Watchers'r' label and acquired a 70% equity interest in Penhaligon's Ltd., a United Kingdom based retailer of perfumes, soaps, toiletries and other products for men and women.

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

    The intimate apparel division markets its lines under the following brand names:

         BRAND NAME                   PRICE RANGE                   TYPE OF APPAREL
         ----------                   -----------                   ---------------
Lejaby......................       better to premium                intimate apparel
Bodyslimmers................       better to premium                intimate apparel
Calvin Klein................       better to premium        intimate apparel/men's underwear
Olga........................             better                     intimate apparel
Warner's....................    upper moderate to better            intimate apparel
White Stag..................            moderate                    intimate apparel
Van Raalte..................            moderate                    intimate apparel
Fruit of the Loom...........            moderate                    intimate apparel
Weight Watchers.............            moderate                    intimate apparel

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

    In fiscal 1996, the Company acquired GJM, a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers, a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers. The purchase of Bodyslimmers increased the Company's presence in a growing segment of the intimate apparel market. In July 1996, the Company acquired Lejaby. Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products, including Calvin Klein'r', in the critical European market. These three acquisitions contributed $170.3 million in net revenues for fiscal 1998, 18.0% of the Company's Intimate Apparel net revenues.

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

    The Sportswear and Accessories Division markets its lines under the following brand names:

         BRAND NAME                     PRICE RANGE                   TYPE OF APPAREL
         ----------                     -----------                   ---------------
Calvin Klein.................         better/premium          men's, women's, juniors and
                                                                children's Designer jeanswear
                                                                and jeans related sportswear
                                                                and men's accessories

Chaps by Ralph Lauren........         upper moderate          dress shirts, neckwear, knit and
                                                                woven sport shirts, sweaters,
                                                                sportswear and bottoms

Catalina.....................            moderate             men's and women's sportswear

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

    International sales accounted for approximately 1.6% of net revenues of the Sportswear and Accessories Division in fiscal 1998, compared with 1.0% and 4.0% in fiscal 1997 and 1996, respectively. Net revenues attributable to international operations of the Sportswear and Accessories Division were $14.0 million, $4.1 million and $8.3 million in fiscal 1998, 1997 and 1996, respectively. The increase in international sales in fiscal 1998 reflects the continued expansion of Calvin Klein Accessories as well as the acquisition of Calvin Klein Jeans in Mexico. The Company expects to generate future revenue from international sales of base Calvin Klein accessories and jeanswear.

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

    The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories expires June 30, 2004. The Company has entered into license agreements with Authentic Fitness Corporation to produce and sell men's and women's sportswear and men's dress shirts and furnishings under the Catalina label, women's and children's sportswear under the White Stag label, and certain intimate apparel under the Speedo label. The Company's exclusive license to use the Catalina trademark for these products worldwide expires in December 2013 and the Company's exclusive licenses to use the White Stag'r' and Speedo'r' names for intimate apparel products continues in perpetuity.

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

    The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear and sleepwear, Calvin Klein women's intimate apparel and sleepwear, Van Raalte, Lejaby, Rasurel, and Bodyslimmers.

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

    All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes. Over the last six years, the Company has opened or expanded in Mexico and the Caribbean Basin 10 manufacturing facilities and, during 1998, opened 2 new manufacturing facilities, for a total of 12 new facilities.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any litigation, other than routine litigation incidental to the business of the Company, that individually or in the aggregate is material to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, their age and their position are set forth below.

                  NAME                     AGE                       POSITION
                  ----                     ---                       --------
Linda J. Wachner.........................  53        Director, Chairman of the Board,
                                                     President and Chief Executive Officer

William S. Finkelstein...................  50        Director, Senior Vice President and Chief
                                                       Financial Officer

Robert J. Conologue......................  50        Senior Vice President -- Finance

Stanley P. Silverstein...................  46        Vice President, General Counsel and
                                                       Secretary

Carl J. Deddens..........................  46        Vice President and Treasurer

    Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of Applied Graphics Technologies, Inc., Authentic Fitness Corporation and The New York Stock Exchange.

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

                                                                                DIVIDEND
PERIOD                                                      HIGH       LOW      DECLARED
------                                                      ----       ---      --------
1997:
    First Quarter.........................................  $33 3/8    $26 5/8   $.08
    Second Quarter........................................  $34        $27 1/16  $.08
    Third Quarter.........................................  $35 9/16   $30 1/16  $.08
    Fourth Quarter........................................  $33 1/4    $26 3/4   $.09

1998:
    First Quarter.........................................  $39 9/16   $30       $.09
    Second Quarter........................................  $43 15/16  $39       $.09
    Third Quarter.........................................  $44 7/16   $18 1/2   $.09
    Fourth Quarter........................................  $28 15/16  $19 1/8   $.09

1999:
    First Quarter (thru March 31, 1999)...................  $27 1/4    $20 1/8   $.09(1)

---------

(1) On March 1, 1999, the Company declared its regular quarterly cash dividend of $0.09 per share payable on April 8, 1999 to stockholders of record as of March 11, 1999.

                              -------------------

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

                                                             FISCAL YEAR ENDED
                                       --------------------------------------------------------------
                                       JANUARY 7,   JANUARY 6,   JANUARY 4,   JANUARY 3,   JANUARY 2,
                                       1995(a)(b)   1996(c)(d)   1997(e)(f)   1998(f)(g)   1999(h)(i)
                                       --------------------------------------------------------------
                                                                  RESTATED     RESTATED
                                                (IN MILLIONS, EXCEPT RATIOS AND SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenues.........................  $   788.8    $   916.2    $ 1,063.8    $ 1,435.7    $  1,950.3
Gross profit.........................      255.8        309.7        289.7        375.2         537.2
Operating income (loss)..............       96.2        113.9        (12.0)        25.8          85.6
Interest expense.....................       32.5         33.9         32.4         45.9          63.8
Income (loss) before extraordinary
 item and cumulative effect of change
 in accounting principle.............       63.3         49.6        (31.4)       (12.3)         14.1
Extraordinary item...................     --             (3.1)      --           --            --
Cumulative effect of change in
 accounting principle................     --           --           --           --             (46.3)
Net income (loss) applicable to
 Common Stock........................       63.3         46.5        (31.4)       (12.3)        (32.2)
Dividends on Common Stock............     --              9.5         14.5         17.3          22.4
Per Share Data:
Income (loss)before cumulative effect
 of change in accounting principle:
   Basic.............................  $    1.53    $    1.12    $   (0.61)   $   (0.23)   $     0.23
   Diluted...........................  $    1.53    $    1.10    $   (0.61)   $   (0.23)   $     0.22
Net income (loss):
   Basic.............................  $    1.53    $    1.05    $   (0.61)   $   (0.23)   $    (0.52)
   Diluted...........................  $    1.53    $    1.03    $   (0.61)   $   (0.23)   $    (0.51)
Dividends declared...................     --        $    0.14    $    0.28    $    0.32    $     0.36
Shares used in computing earnings per
 share:
   Basic.............................  41,285,355   44,214,690   51,308,017   52,813,982   61,361,843
   Diluted...........................  41,285,355   45,278,117   51,308,017   52,813,982   63,005,358
Divisional Summary Data:
 Net revenues:
   Intimate Apparel..................  $   565.3    $   689.2    $   802.0    $   941.2    $    944.8
   Sportswear and Accessories........      183.8        185.7        214.4        425.9         875.3
   Retail Outlet Stores..............       39.7         41.3         47.4         68.6         130.2
                                       ----------   ----------   ----------   ----------   ----------
                                       $   788.8    $   916.2    $ 1,063.8    $ 1,435.7    $  1,950.3
                                       ==========   ==========   ==========   ==========   ==========
Percentage of net revenues:
   Intimate Apparel..................       71.7%        75.2%        75.4%        65.6%         48.4%
   Sportswear and Accessories........       23.3         20.3         20.2         29.7          44.9
   Retail Outlet Stores..............        5.0          4.5          4.4          4.7           6.7
                                       ----------   ----------   ----------   ----------   ----------
                                           100.0%       100.0%       100.0%       100.0%        100.0%
                                       ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA:
   Working capital...................  $   104.5    $   307.5    $   172.6    $   352.3    $     28.4
   Total assets......................      780.6        941.1      1,119.8      1,651.1       1,783.1
   Long term debt (excluding current
    maturities)......................      206.8        194.3        215.8        354.3         411.9
   Mandatorily redeemable convertible
    preferred securities.............     --           --           --           --             101.8
   Stockholders' equity..............      240.5        500.3        452.5        749.6         578.1


---------

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

 (c) Effective with the 1995 fiscal year, the Company adopted the provisions of SOP 93-7 which requires, among other things, that certain advertising costs which had previously been deferred and amortized against future revenues be expensed when the advertisement first runs. The Company incurred a pre-tax charge for advertising costs, previously deferrable, of $11.7 million ($7.3 million net of income tax benefits, or $0.16 per diluted share) in the fourth quarter of fiscal 1995.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (d) Fiscal 1995 includes a $3.1 million after-tax extraordinary charge ($0.07 per diluted share) to write-off deferred financing costs.


 (e) Fiscal 1996 includes pre-tax charges related to the sale of the Company's Hathaway dress shirt operations of $38.7 million, consolidation and realignment of the Company's Intimate Apparel Division of $78.1 million and other items of $13.1 million. Total non-recurring items were $129.9 million ($83.2 million net of income tax benefits, or $1.62 per diluted share). In addition, fiscal 1996 includes operating losses of the Hathaway dress shirt operation of $8.6 million ($5.4 million, net of income tax benefit or $0.10 per diluted share).



 (f) The fiscal 1996 and 1997 financial statements have been restated (in fiscal
     1998) to reflect $38.0 million ($23.2 million net of income tax benefit of $0.45 per diluted share) and $52.0 million ($35.4 million net of income tax benefit or $0.67 per diluted share), respectively, of charges related to an inventory adjustment as described in Note 1 to the Consolidated Financial Statements.



 (g) Fiscal 1997 reflects the acquisition of Designer Holdings during the fourth quarter and includes pre-tax charges related to the merger and integration of 1996 and 1997 acquisitions and the completion in 1997 of certain consolidation and restructuring actions announced in 1996. Total non-recurring items were $125.7 million ($77.9 million net of income tax benefits, or $1.48 per diluted share). In addition, fiscal 1997 includes operating losses of the Hathaway dress shirt operation of $4.0 million and non-recurring losses of GJM of $1.1 million for a total of $5.1 million ($3.2 million net of income tax benefits or $0.06 per diluted share).



 (h) Fiscal 1998 includes restructuring, special charges and other non-recurring items of $101.5 million ($65.7 million net of income tax benefits, or $1.04 per diluted share) relating to the continuing strategic review of facilities, products and functions and other items. In addition, fiscal 1998 includes operating losses of the discontinued product lines and styles of $5.3 million ($3.4 million net of income tax benefits or $0.05 per diluted share). Also included in fiscal 1998 operating earnings is the current year impact related to the change in accounting for pre-operating costs of $40.8 million ($26.4 million net of income tax benefits, or $ 0.42 per diluted share) and an inventory adjustment of $49.6 million ($32.1 million net of income tax benefits, or $0.51 per diluted share), see
     Note 1 to the Consolidated Financial Statements.


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

                                                              AMOUNTS
                                                      TOTAL   UTILIZED   BALANCE
                                                      -----   --------   -------
Costs to exit facilities and activities.............  $13.3    $11.9      $1.4
Asset impairments...................................   23.8     22.2       1.6
Employee termination and severance benefits.........    6.1      2.5       3.6
Prior strategic initiatives.........................    5.3      5.3      --
                                                      -----    -----      ----
                                                      $48.5    $41.9      $6.6
                                                      =====    =====      ====



See Note 3 to the Consolidated Financial Statements for further detail.


    In addition and related to the above actions, the current year operations included $53.0 million ($34.3 million net of income tax benefits) related to the first nine months of losses on discontinued product lines, severance associated with reductions in headcount, incremental advertising, allowances and manufacturing variances and $5.3 million ($3.4 milion net of income tax benefits) related to fourth quarter losses on discontinued product lines. Of the total amount of $58.3 million, $27.0 million is reflected in cost of goods sold and $31.3 million is reflected in selling, administrative and general expenses.



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





FISCAL 1997


    During the fourth quarter of 1997, the Company reported a pre-tax charge of $125.7 million related to the acquisition and integration of Designer Holdings, the Intimate Apparel consolidation and realignment program initiated in 1996 and other items, including the final disposition of Hathaway assets (amounts in millions):



Merger related integration costs............................  $ 44.6
Intimate Apparel consolidation and realignment..............    59.5
Other items, including final disposition of Hathaway
  assets....................................................    21.6
                                                              ------
                                                               125.7
Less income tax benefits....................................   (47.8)
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



    In addition, fiscal 1997 includes operating losses of the Hathaway dress shirt operations of $4.0 million and non-recurring losses of the GJM operation of $1.1 million for a total of $5.1 million ($3.2 million net of income tax benefits). The total restructuring, special charges and other non-recurring items including the associated operating losses are $130.8 million
($72.3 million, net of income tax benefits) for the year ended January 3, 1998. Of the total amount, $76.6 million is reflected in cost of goods sold and $54.2 million is reflected in selling, administrative, and general expenses.


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

Loss related to the sale of the Hathaway business...........  $ 38.7
Charge for the consolidation and realignment of the Intimate
  Apparel Division..........................................    78.1
Other items, including merger termination costs.............    13.1
                                                              ------
                                                               129.9
Less income tax benefits....................................   (46.7)
                                                              ------
                                                              $ 83.2
                                                              ======


In addition, fiscal 1996 includes operating losses of the Hathaway dress shirt operation of $8.6 million ($5.4 million, net of income tax benefit). The total restructuring, special charges and other non-recurring items including the associated operating losses are $138.5 million ($88.6 million, net of income tax benefits) for the year ended January 4, 1997. Of the total amount, $37.9 million is reflected in cost of good sold and $100.6 million is reflected in selling, administrative and general expenses.


See Note 3 to the Consolidated Financial Statements for further detail.

RESULTS OF OPERATIONS

    The consolidated statements of income for the Company are summarized below.

                                 SELECTED DATA
                              STATEMENT OF INCOME
                             (DOLLARS IN MILLIONS)


                                                                FISCAL YEAR ENDED
                                      ---------------------------------------------------------------------
                                      JANUARY 4,     % OF     JANUARY 3,     % OF                    % OF
                                         1997        NET         1998        NET      JANUARY 2,     NET
                                       RESTATED    REVENUES    RESTATED    REVENUES      1999      REVENUES
                                       --------    --------    --------    --------      ----      --------
Net revenues........................   $1,063.8     100.0%     $1,435.7     100.0%     $1,950.3     100.0%
Cost of goods sold(a)...............      774.1      72.8%      1,060.5      73.9%      1,413.1      72.5%
                                       --------     -----      --------     -----      --------     -----
Gross profit(a).....................      289.7      27.2%        375.2      26.1%        537.2      27.5%
Selling, administrative and general
  expenses(b).......................      301.7      28.4%        349.4      24.3%        451.6      23.1%
                                       --------     -----      --------     -----      --------     -----
Operating income (loss).............      (12.0)     (1.2)%        25.8       1.8%         85.6       4.4%
Interest expense....................       32.4                    45.9                    63.8
                                       --------                --------                --------
Income (loss) before income taxes
  and cumulative effect of change in
  accounting principle..............      (44.4)                  (20.1)                   21.8
Income taxes (benefit)..............      (13.0)                   (7.8)                    7.7
                                       --------                --------                --------
Income (loss) before cumulative
  effect of change in accounting
  principle.........................   $  (31.4)               $  (12.3)               $   14.1
                                       ========                ========                ========

                               DIVISIONAL SUMMARY
                                 (IN MILLIONS)

                                                                FISCAL YEAR ENDED
                                      ---------------------------------------------------------------------
                                      JANUARY 4,     % OF     JANUARY 3,     % OF                    % OF
                                         1997       GROSS        1998       GROSS     JANUARY 2,    GROSS
                                       RESTATED     PROFIT     RESTATED     PROFIT       1999       PROFIT
                                       --------     ------     --------     ------       ----       ------
Net revenues:
    Intimate Apparel................   $  802.0                $  941.2                $  944.8
    Sportswear & Accessories........      214.4                   425.9                   875.3
    Retail Outlet Stores............       47.4                    68.6                   130.2
                                       --------                --------                --------
                                       $1,063.8                $1,435.7                $1,950.3
                                       ========                ========                ========
Gross profit(a):
    Intimate Apparel................   $  230.5      79.6%     $  259.8      69.2%     $  255.3      47.5%
    Sportswear & Accessories........       40.7      14.0%         90.7      24.2%        241.4      44.9%
    Retail Outlet Stores............       18.5       6.4%         24.7       6.6%         40.5       7.6%
                                       --------     -----      --------     -----      --------     -----
                                       $  289.7     100.0%     $  375.2     100.0%     $  537.2     100.0%
                                       ========     =====      ========     =====      ========     =====

---------


 (a) Includes restructuring, special charges and other non-recurring items of $37.9 million in fiscal 1996 related to the decision to exit the Hathaway business and the restructuring and realignment of the Intimate Apparel Division, $76.6 million in fiscal 1997 related to the acquisition of Designer Holdings and the completion of the Intimate Apparel restructuring actions and $49.1 million in fiscal 1998 related to the continuing strategic review of facilities, products and functions. Also included in fiscal 1998 is the current year impact related to the change in accounting for pre-operating costs of $40.8 million. Included in fiscal years 1996, 1997 and 1998 are the effects of the restatement for charges relating to an inventory adjustment of $38.0 million, $57.0 million and $49.6 million respectively, see Note 1 to the Consolidated Financial Statements.



 (b) Includes restructuring, special charges and other non-recurring items of $100.6 million in fiscal 1996, $54.2 million in fiscal 1997 and $57.7 million in fiscal 1998 related to the write-off of certain deferred advertising costs, the sale of the Company's Hathaway dress shirt operation, consolidation and realignment of the Company's Intimate Apparel Division and other items and consolidation and restructuring of facilities, products and functions related to the Company's recent acquisitions. Also, fiscal 1997 includes $3.5 million attributable to minority interests in the income of Designer Holdings applicable to the period of less than 100% ownership by the Company.


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


   INTIMATE APPAREL DIVISION. Net revenues increased $3.6 million or 0.4% to $944.8 million in fiscal 1998 compared with $941.2 million in fiscal 1997. Discontinued brands accounted for a reduction in net revenues of $30.9 million in fiscal 1998. Excluding the impact of the discontinued brands, net revenues increased 3.9%. Core Warner's, Olga and private label business increased $29.3 million or 8.1% over fiscal 1997 results. Bra market share in Department and Specialty stores for the year was 37.5% compared with 34.0% in 1997. Fiscal 1998 net revenues were negatively affected by hurricanes in Costa Rica and Honduras which disrupted shipments during the 1998 fourth quarter. Calvin Klein net revenues declined 3.1% primarily on lower international shipments in Russia of $6.3 million, and the Far East of $0.8 million due to currency devaluation and economic downturns.


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


    Gross profit increased $162.0 million or 43.2% on an as-reported basis to $537.2 million in fiscal 1998 compared with $375.2 million in fiscal 1997. The increase is due primarily to the 1997 and 1998 Calvin Klein acquisitions. Gross margins improved 1.4% to 27.5% from 26.1% resulting from a more favorable regular to off-price mix across all brands. Included in cost of sales in fiscal 1998 are restructuring and special charges of $22.1 million, other non-recurring items of $27.0 million (see discussion of Strategic Actions on pages 15-18) and the current year impact of the early adoption of SOP 98-5 of $40.8 million and charges relating to an inventory adjustment of $49.6 million (see Note 1 to the Consolidated Financial Statements). Included in cost of sales in fiscal 1997 are restructuring, special charges and other non-recurring items of $76.6 million (see Strategic Actions on pages 15-18) and charges related to an inventory adjustment of $57.0 million (see note 1 to the Consolidated Financial Statements). Excluding these items, gross profit increased $167.9 million or 33.0% to $676.7 million compared with $508.8 million in fiscal 1997. Gross margins on this basis were 34.7% in 1998 compared with 35.4% in 1997. The decrease in gross margins from fiscal 1997 was caused by a higher mix of jeanswear and Chaps net revenues, which has lower gross margins than Intimate Apparel.



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



   SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding all non-recurring items described above) increased $141.0 million or 120.9% to $257.6 million in fiscal 1998 compared with $116.6 million in fiscal 1997. The increase in gross profit was due to the 1997 and 1998 Calvin Klein acquisitions, which contributed an incremental $121.9 million of gross profit. Excluding acquisitions, gross profit was up $19.1 million compared with 1997 with most of the increase in Chaps. Gross margins in 1998 were 29.4% compared with 27.4% in 1997 with the improvement due to the addition of Calvin Klein Jeanswear.


   RETAIL OUTLET STORES DIVISION. Gross profit increased $15.8 million or 64.0% to $40.5 million in fiscal 1998 compared with $24.7 million in fiscal 1997, with the increase attributable to the Designer Holdings acquisition.


    Selling, administrative and general expenses increased $102.2 million to $451.6 million on an as-reported basis in fiscal 1998 compared with $349.4 million in fiscal 1997. Selling, administrative and general expenses as a percentage of sales improved to 23.1% in 1998 compared with 24.3% in 1997 on an as-reported basis. Included in fiscal 1998 results are restructuring and special charges of $26.4 million and other non-recurring items of $31.3 million (see discussion of Strategic Actions on pages 15-16). The Company anticipates that these programs will generate annual savings of approximately $15.0 million pre-tax. Included in Fiscal 1997 are restructuring, special charges and other non-recurring items of $54.2 million. Excluding restructuring, special charges and other non-recurring items in 1998 and 1997, selling, administrative and general expenses were $393.9 million (20.2% of net revenues) in 1998 compared with $295.2 million (20.6% of net revenues) in 1997. The improvement in selling, administrative and general expenses is attributable to the leverage attained through increased net revenues of Calvin Klein Jeanswear.



Operating Profit



   INTIMATE APPAREL DIVISION. Operating profit before special items increased $4.6 million or 2.4% to $200.1 million in fiscal 1998 compared with $195.5 million in fiscal 1997. This was attributable to the increase in net revenues and gross profit mentioned above. In addition, restructuring, non-recurring and special charges as outlined above were $75.5 million in fiscal 1998 and $68.0 million in fiscal 1997. The SOP 98-5 start-up costs were $40.8 million in fiscal 1998 and a charge for an inventory adjustment was $49.6 million in fiscal 1998 and $57.0 million in fiscal 1997 (see Note 1 to the Consolidated Financial Statement).



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



   RETAIL OUTLET STORES DIVISION. Operating profit before special items increased $8.5 million or 119.7% to $15.6 million in fiscal 1998 compared with $7.1 million in fiscal 1997, with the increase attributable to the additional stores acquired in the Designer Holdings acquisition. In addition, restructuring, non-recurring and special charges as outlined above were $4.8 million in fiscal 1998 and $18.7 million in fiscal 1997.


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



    Income on an as-reported basis before cumulative effect of the early adoption of SOP 98-5 improved $26.4 million to $14.1 million or $0.22 per diluted share in fiscal 1998 compared with a loss of $12.3 million or $0.23 per diluted share in fiscal 1997. Income before the effects of restructuring and special charges of $34.8 million, other non-recurring items of $34.3 million and the current year impact of the early adoption of SOP 98-5 and the charges relating to an inventory adjustment of $58.5 million, (see Note 1 to the Consolidated Financial Statements) was $141.7 million or $2.25 per diluted share. Compared with fiscal 1997 net income (excluding non-recurring charges of $81.1 million and the charges relating to an inventory adjustment of $35.4 million) of $104.1 million or $1.87 per diluted share, this represents an improvement of $37.6 million, or $0.38 per diluted share.


COMPARISON OF FISCAL 1997 TO FISCAL 1996


    Net revenues increased $371.9 million or 35.0% to $1,435.7 million compared with $1,063.8 million in fiscal 1996. The acquisition of Designer Holdings during the fourth quarter of fiscal 1997 added net revenues of $158.3 million. Excluding the impact of the Designer Holdings acquisition and the divestiture of the Hathaway dress shirt business which had revenues of $27.9 million in 1996, net revenues improved by $241.5 million or 23.3%.


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


   SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues increased $211.5 million or 98.6% to $425.9 million in fiscal 1997 compared with $214.4 million in fiscal 1996. The improvement is due in part to the acquisition of Designer Holdings during the fourth quarter of 1997, which added net revenues of $133.3 million. In addition, the increase is due to continued strength in Chaps by Ralph Lauren, which added $100.3 million in fiscal 1997, or an increase of 58.3% over fiscal 1996, and Calvin Klein accessories, which added $6.2 million, or an increase of 55.9% over fiscal 1996. These increases were partially offset by a decrease in net revenues due to the disposition of the Hathaway dress shirt operations in November 1996 of $27.9 million. On a comparable basis, excluding the Designer Holdings acquisition and the divested Hathaway operations, net revenues increased $105.4 million or 56.5% in fiscal 1997.


   RETAIL OUTLET STORES DIVISION. Net revenues increased $21.2 million or 44.7% to $68.6 million in fiscal 1997 compared with $47.4 million in fiscal 1997. The improvement is due to the acquisition of Designer Holdings during the fourth quarter of 1997, which added net revenues of $25.0 million.


    Gross profit increased $85.5 million or 29.5% on an as-reported basis to $375.2 million in fiscal 1997 compared with $289.7 million in fiscal 1996. The increase is due to the 35.0% increase in net revenues. Gross margins decreased 1.1% to 26.1% from 27.2%. Included in cost of sales in fiscal 1997 are restructuring and special charges of $76.6 million (see Note 3) and a charge relating to an inventory adjustment of $57.0 million (see Note 1). Included in cost of sales in fiscal 1996 are restructuring and special charges of $37.9 million (see Note 3) and a charge relating to an inventory adjustment of $38.0 million (see Note 1). Excluding these items, gross profit increased 39.2% to $508.8 million in fiscal 1997 compared with $365.6 in fiscal 1996 and gross margins increased 100 basis points to 35.4% in 1997 compared with 34.4% in 1996 due to cost saving measures implemented during this period. Increases were experienced across all divisions.



   INTIMATE APPAREL DIVISION. Gross profit (excluding all non-recurring items described above) increased 21.6% to $367.5 million in fiscal 1997 (39.0% of net revenues) from $302.4 million (37.7% of net revenues) in fiscal 1996. The increase in gross profit reflects higher revenues along with the full year impact in 1997 of the Lejaby acquisition.



   SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding all non-recurring items described above) increased 160.9% to $116.6 million in fiscal 1997 (27.4% of net revenues) compared with $44.7 million (20.8% of net revenues) in fiscal 1996. The increase in gross profit is the result of higher Chaps by Ralph Lauren volume along with the acquisition of Designer Holdings during the fourth quarter of 1997. The Company also benefitted from the disposition, in fiscal 1996, of the Hathaway dress shirt business. On a comparable basis, excluding the results of Designer Holdings in 1997 and the Hathaway business in 1996, gross profit improved 74.6% or $35.6 million in fiscal 1997.


   RETAIL OUTLET STORES DIVISION. Gross profit increased 33.5% to $24.7 million in fiscal 1997 compared with $18.5 million in fiscal 1996. The increase in gross profit is the result of the Designer Holdings acquisition.


    Selling, administrative and general expenses increased $47.7 million to $349.4 million on an as-reported basis in fiscal 1997 compared with $301.7 million in fiscal 1996. Selling, administrative and general expenses as a percentage of sales improved to 24.3% in 1997 compared to 28.4% in 1996 on an as-reported basis. Included in fiscal 1997 results are restructuring and special charges of $54.2 million. Included in fiscal 1996 results are restructuring and special charges of $100.6 million (see discussion of strategic actions on pages 15-18). Excluding these non-recurring items selling, administrative and general expenses increased 46.8% to $295.2 million (20.6% of net revenues) in fiscal 1997 compared with $201.0 million (18.9% of net revenues) in fiscal 1996. The increase is due to higher sales volume and reflects the Company's commitment to invest in its brands through increased marketing and promotional activities. In fiscal 1997, such costs were $86.2 million (6.0% of net revenues) compared with $59.5 million (5.6% of net revenues) in fiscal 1996 with increased spending on the Calvin Klein

($15.2 million) and Lejaby ($3.1 million) brands of intimate apparel and Calvin Klein jeanswear and jeans related sportswear ($6.9 million). Selling, administrative and general expenses also increased due to higher Calvin Klein royalties ($11.1 million), higher goodwill amortization ($1.2 million), the result of the acquisition of Designer Holdings and the Lejaby companies and the inclusion of $3.5 million attributable to minority interests in the income of Designer Holdings applicable to the period of less than 100% ownership by the Company.



Operating Profit



   INTIMATE APPAREL DIVISION. Operating profit before special items increased $24.7 million or 14.5% to $195.5 million in fiscal 1997 compared with $170.8 million in fiscal 1996. This was attributable to the 17.4% increase in net revenues and a 21.6% increase in gross profit partially offset by increased marketing spending of $19.9 million, primarily in the Calvin Klein and Lejaby brands. In addition, restructuring, non-recurring and special charges as outlined above were $68.0 million in fiscal 1997 and $85.5 million in fiscal 1996. Also, a charge for an inventory adjustment was $57.0 million in fiscal 1997 and $38.0 million in fiscal 1996 (see Note 1 to the Consolidated Financial Statements).



   SPORTSWEAR AND ACCESSORIES DIVISION. Operating profit before special items increased $32.9 million or 113.8% to $61.8 million in fiscal 1997 compared with $28.9 million in fiscal 1996. The increase was attributable to the acquisition of Designer Holdings in the fourth quarter of 1997 and the 58.3% increase in Chaps net revenues which resulted in a 160.9% increase in gross profit partially offset by increased marketing spending of $6.7 million primarily in Calvin Klein sportswear. In addition, restructuring, non-recurring and special charges as outlined above were $40.2 million in fiscal 1997 and $50.0 million in fiscal 1996.



   RETAIL AND OUTLET STORES DIVISION. Operating profit before special items increased $1.3 million or 22.4% to $7.1 million in fiscal 1997 compared with $5.8 million in fiscal 1996. The increase was attributable to the Designer Holdings acquisition. In addition, restructuring, non-recurring and special charges as outlined above were $18.7 million in fiscal 1997.


    Interest expense increased 41.7% to $45.9 million in fiscal 1997 from $32.4 million in fiscal 1996. The increase results primarily from a full year of interest expense on funds borrowed to complete the 1996 acquisitions, principally Lejaby.


    Income tax benefits on continuing operations were $7.8 million for fiscal 1997, or an effective tax rate of 38.7%. The difference between the United States federal statutory rate of 35.0% and the Company's effective tax rate of 38.7% (excluding the non-recurring charge and the minority interest) primarily reflects the impact of state income taxes (net of federal benefits), foreign income taxes at rates other than the U.S. statutory rate and the impact of non-deductible intangible amortization. For income tax purposes, the Company has estimated United States net operating loss carryforwards available to offset future taxable income of approximately $216.9 million at January 3, 1998. These carryforwards, which the Company expects to fully utilize, should result in future cash tax savings of approximately $85.8 million at current United States income tax rates. The net operating loss carryforwards expire between 2002 and 2012.



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


    The provision for receivable allowances was $166.3 million in fiscal 1998, $139.5 million in fiscal 1997 and $78.9 million in fiscal 1996. The increase in fiscal 1998 over fiscal 1997 represents the 35.9% sales increase primarily related to the Designer Holdings acquisition. The provision for inventory write-downs was $25.4 million in fiscal 1998, $57.3 million in fiscal 1997 and $25.3 million in fiscal 1996. The fiscal 1997 charge reflects the Intimate Apparel restructuring (see Note 3 to the Consolidated Financial Statements).


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


    Cash (used in) provided by financing activities was $(116.3) million, $(125.2) million and $135.2 million in fiscal 1998, 1997 and 1996, respectively. During fiscal 1998 and 1997, debt repayments, including payments on credit facilities, were $6.1 million and $377.7 million, respectively. In 1997, the Company renegotiated its bank arrangements, including facilities for revolving credit, trade credit and letters of credit. Net proceeds under the revolving credit facility were $291.1 million in fiscal 1997. For the year ended
January 2, 1999, the Company repurchased 4,794,699 shares of its common stock at a cost of $135.4 million and paid cash dividends of $22.3 million. In exchange for shares received from option holders with a fair market value of $38.1 million and $0.6 million, the Company paid $38.1 million and $0.6 million of withholding taxes on options that were exercised during fiscal 1998 and 1997, respectively. For the year ended January 3, 1998, the Company repurchased 839,319 shares of its common stock at a cost of $26.5 million and paid cash dividends of $16.2 million. During fiscal 1996, the Company entered into the 1996 Bank Credit Agreements, proceeds from which were used to purchase Lejaby in fiscal 1996. In addition, the Company increased the outstanding balance on its revolving lines of credit by approximately $105.5 million in fiscal 1996.


    In April 1998, the Company amended its 1996 Bank Credit Agreements (the 'Agreement') to increase its revolving loan facilities to 480 million French Francs from 120 million French Francs. Borrowings under the Agreement bear interest at LIBOR plus .35% and mature on April 17, 2003. In July 1998, the Company amended its $300 million Trade Letter of Credit Facility (the 'L/C Facility') to increase the size of the facility to $450 million, to extend the borrowing period for amounts due under the maturing letters of credit from 120 days to 180 days, to extend the maturity of the L/C Facility to July 29, 1999 and to eliminate certain restrictions relating to debt and investments. The amount of borrowings available under both the 1996 Bank Credit Agreements and the L/C Facility was increased to accommodate the internal growth of the Company's business as well as the increased demand for finished product purchases stemming from the acquisition of Designer Holdings in the fourth quarter of 1997 and the acquisition of the Calvin Klein Children's business in the second quarter of 1998. In conjunction with the amendment of the L/C Facility, the Company also amended its $600 million revolving credit facility and its $200 million 364-day credit facility to allow for the increase in the L/C Facility and the elimination of certain restrictions relating to debt and investments.

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

    As a part of its Year 2000 process, the Company intends to test its Year 2000 readiness for critical business processes and application systems. The Company anticipates that minor issues will be identified during this test period and intends to address such issues during the first half of fiscal 1999. The Company has contacted key suppliers and vendors in order to determine the status of such third parties' Year 2000 remediation plans. Evaluation of suppliers and vendors readiness is currently on-going. The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies suppliers and governmental/regulatory agencies are not timely completed. This process was begun in fiscal 1998 and will be on-going throughout 1999. The Company's contingency planning consists of upgrading current information systems operating and application software to Year 2000 compliance. The upgrade of current systems, which the Company anticipates will be substantially complete by the end of the second quarter of fiscal 1999, will be accomplished with both internal and external resources. Such remediation costs will be charged to operations as incurred.

    The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the process can be completed on the timetable described above or that the remediation process will be fully effective . The failure to identify and remediate Year 2000 problems or, the failure of key third parties who do business with the Company or governmental regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors and business interruptions.

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

SEASONALITY


    The operations of the Company are somewhat seasonal, with approximately 56% of net revenues, 63% of operating income before restructuring, special charges and other non-recurring items, 31% of operating income after restructuring, special charges and other non-recurring items and the charge relating to an inventory adjustment as described in Note 1 to the Consolidated Financial Statements, and substantially all of the Company's net cash flow from operating activities generated in the second half of the year. Generally, the Company's operations during the first half of the year are financed by increased borrowings. The following sets forth the net revenues, operating income before restructuring and special charges and other non-recurring items, operating income and net cash flow from operating activities generated for each quarter of fiscal 1998 and fiscal 1997.



                                                               THREE MONTHS ENDED
                                  -----------------------------------------------------------------------------
                                                                  (IN MILLIONS)
                                  APR. 5,   JUL. 5,   OCT. 4,   JAN. 3,   APR. 4,   JUL. 4,   OCT. 3,   JAN. 2,
                                   1997      1997      1997      1998      1998      1998      1998      1999
                                   ----      ----      ----      ----      ----      ----      ----      ----
Net revenues...................   $251.5    $290.2    $333.4    $560.6    $ 419.2   $438.9    $544.1    $548.1
Operating income (loss)........   $ 28.6    $ 23.8    $ 48.3    $(74.9)   $  23.4   $ 35.5    $ 56.0    $(29.3)
Cash flow from (used in)
  operating activities.........   $(69.6)   $(31.8)   $ 11.5    $233.8    $(145.4)  $ 22.4    $207.0    $249.7




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

IMPACT OF NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' (SFAS No. 133). This statement, which is effective for the fiscal year beginning January 3, 2000, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position along with the measurement of such instruments at fair value. Management believes, based on current activities, that the implementation of SFAS No.133 will not have a material impact on the Company's consolidated financial position, liquidity, cash flows or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.

  INTEREST RATE RISK


    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of January 2, 1999, approximately $610.0 million of $879.7 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of January 2, 1999, the net fair value liability of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $24.3 million. As of January 2, 1999, the Company had approximately $286.9 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of January 2, 1999 would have had a $1.7 million unfavorable impact on the Company's pre-tax earnings and cash flow over a one-year period.


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

  EQUITY PRICE RISK


    The Company entered into combination put-call contracts to facilitate the repurchase of its common stock. At January 2, 1999, the Company has contracts covering 1.5 million shares of common stock with an average forward price of $35.35. At January 2, 1999, the net fair value liability of these contracts was approximately $15.1 million.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1.  The Consolidated Financial Statements of The Warnaco Group, Inc.


                                                                             PAGE
                                                                             ----
            Report of Independent Accountants...........................         F-1
            Consolidated Balance Sheets as of January 3, 1998 and
              January 2, 1999...........................................         F-2
            Consolidated Statements of Operations for the Years Ended
              January 4, 1997, January 3, 1998 and January 2, 1999......         F-3
            Consolidated Statements of Stockholders' Equity and
              Comprehensive Income for the Years Ended January 4, 1997,
              January 3, 1998 and January 2, 1999.......................         F-4
            Consolidated Statements of Cash Flows for the Years Ended
              January 4, 1997, January 3, 1998 and January 2, 1999......         F-5
            Notes to Consolidated Financial Statements..................  F-6 - F-40


     2.  Financial Statement Schedule:

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.  LIST OF EXHIBITS:

       3.1         Amended and Restated Certificate of Incorporation of the Company
                   (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995).
       3.2         Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed April 4, 1997).
       4.1         Registration Rights Agreement dated March 14, 1994 between the Company and
                   Calvin Klein, Inc. ('CK') (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed May 24, 1994).
       4.2         Amended and Restated Declaration of Trust of Designer Finance Trust, dated as of November 6, 1996, among Designer Holdings, as Sponsor, IBJ Schroder
                   Bank & Trust Company, as Property Trustee, Delaware Trust Capital
                   Management, Inc. as Delaware Trustee and Merril M. Halpern and Arnold H.
                   Simon, as Trustees (incorporated herein by reference to Exhibit 4.1 to the
                   Company's Form 10-Q filed November 12, 1997).
       4.3         First Supplemental Indenture dated as of March 31, 1998, between Designer
                   Holdings, The Warnaco Group, Inc. and IBJ Schroder Bank & Trust Company, as
                   Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's
                   Form 10-K filed April 3, 1998).
       4.4         Preferred Securities Guarantee Agreement dated as of March 31, 1998, between The Warnaco Group, Inc., as Guarantor and IBJ Schroder Bank & Trust
                   Company, as Preferred Guarantee Trustee, with respect to the Preferred
                   Securities of Designer Finance Trust (incorporated herein by reference to
                   Exhibit 4.4 to the Company's Form 10-K filed April 3, 1998).
      10.1         Credit Agreement, dated as of August 12, 1997 (the 'U.S. $600,000,000
                   Credit Agreement'), among Warnaco Inc., as Borrower, and The Bank of Nova
                   Scotia and Citibank, N.A. as Managing Agents, Citibank, N.A. as
                   Documentation Agent, the Bank of Nova Scotia as Administrative Agent,
                   Competitive Bid Agent, Swing Line Bank and an Issuing Bank and certain other lenders named therein (incorporated herein by reference to Exhibit
                   10.1 to the Company's Form 10-Q filed November 12, 1997).
      10.2         Second Amended and Restated Credit Agreement, dated as of August 12, 1997
                   (the 'U.S. $300,000,000 Credit Agreement'), among Warnaco Inc., as the U.S.
                   Borrower, Warnaco (HK) Ltd., as the Foreign Borrower, Citibank, N.A., as
                   the Documentation Agent, The Bank of Nova Scotia, as the Administrative
                   Agent, and certain other lenders named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed November 12,
                   1997).
      10.3         First Amendment to the U.S. $300,000,000 Credit Agreement, dated as of
                   October 14, 1997 among Warnaco Inc., as the U.S. Borrower, Warnaco (HK)
                   Ltd. as the Foreign Borrower, Citibank, N.A., as the Documentation Agent,
                   The Bank of Nova Scotia, as Administrative Agent, and certain other lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the
                   Company's Form 10-Q filed November 12, 1997).
      10.4         Employment Agreement, dated as of January 6, 1991, between the Company and
                   Linda J. Wachner (incorporated herein by reference to Exhibit 10.7 to the
                   Company's Registration Statement on Form S-1, No. 33-42641).
      10.5         Incentive Compensation Plan (incorporated herein by reference to Exhibit
                   10.8 to the Company's Registration on Form S-1, No. 33-45877).
      10.6         1991 Stock Option Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, No. 33-45877).
      10.7         Amended and Restated 1988 Employee Stock Purchase Plan, as amended
                   (incorporated herein by reference to Exhibit 10.10 to the Company's
                   Registration Statement on Form S-1, No. 33-45877).
      10.8         Warnaco Employee Retirement Plan (incorporated herein by reference to
                   Exhibit 10.11 to the Company's Registration Statement on Form S-1, No. 33-
                   45877).
      10.9         Executive Management Agreement, dated as of May 9, 1991, as extended, between the Company, Warnaco Inc. and The Spectrum Group, Inc.
                   (incorporated herein by reference to Exhibit 10.13 to the Company's
                   Registration Statement on Form S-1, No. 33-45877).
      10.10        1993 Non-Employee Director Stock Plan (incorporated herein by reference to the Company's Proxy Statement for its 1994 Annual Meeting of Stockholders).

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 16th day of May, 2000.

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


            Signature                                 Title                             Date
         /s/ LINDA J. WACHNER             Chairman of the Board; Director;          May 16, 2000
--------------------------------------    President and Chief Executive
      Linda J. Wachner                    Officer (Principal Executive Officer)


  /s/ WILLIAM S. FINKELSTEIN              Director; Senior Vice President, and      May 16, 2000
--------------------------------------    Chief Financial Officer (Principal
      William S. Finkelstein              Financial and Accounting Officer)


    /s/ STUART D. BUCHALTER               Director                                  May 16, 2000
--------------------------------------
      Stuart D. Buchalter

    /s/ JOSEPH A CALIFANO, JR.            Director                                  May 16, 2000
--------------------------------------
      Joseph A. Califano, Jr.

       /s/ DONALD G. DRAPKIN              Director                                  May 16, 2000
--------------------------------------
        Donald G. Drapkin

        /s/ ANDREW G. GALEF               Director                                  May 16, 2000
--------------------------------------
        Andrew G. Galef

      /s/ WALTER F. LOEB                  Director                                  May 16, 2000
--------------------------------------
          Walter F. Loeb

     /s/ DR. MANUEL T. PACHECO            Director                                  May 16, 2000
--------------------------------------
     Dr. Manuel T. Pacheco

     /s/ STEWART A. RESNICK               Director                                  May 16, 2000
--------------------------------------
      Stewart A. Resnick

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The Warnaco Group, Inc.


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 30 present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and its subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



As described in Note 1, pursuant to the adoption of SOP 98-5 the Company changed its accounting for deferred start-up costs effective the beginning of fiscal 1998. Also as described in Note 1, the Company restated its fiscal 1997 and 1996 consolidated financial statements with respect to accounting for inventory production and inefficiency costs.


PRICEWATERHOUSECOOPERS LLP
New York, New York
March 2, 1999

                            THE WARNACO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCLUDING SHARE DATA)


                                                               JANUARY 3,
                                                                1998(1)      JANUARY 2,
                                                               RESTATED        1999
                                                              -----------   -----------
ASSETS
Current assets:
    Cash....................................................  $   12,009    $    9,495
    Accounts receivable, less reserves of $46,124 -- 1997
      and $36,668 -- 1998...................................     296,378       199,369
    Inventories.............................................     431,185       472,019
    Prepaid expenses and other current assets...............      45,228        26,621
                                                              ----------    ----------
        Total current assets................................     784,800       707,504
                                                              ----------    ----------
Property, plant and equipment, at cost:
    Land and land improvements..............................       7,060         7,060
    Buildings and building improvements.....................      80,115        81,928
    Machinery and equipment.................................     145,207       255,163
                                                              ----------    ----------
                                                                 232,382       344,151
    Less: Accumulated depreciation..........................    (101,982)     (119,891)
                                                              ----------    ----------
        Net property, plant and equipment...................     130,400       224,260
                                                              ----------    ----------
Other assets:
    Licenses, trademarks, intangible and other assets, at
      cost, less accumulated amortization of $83,276 -- 1997
      and $78,116 -- 1998...................................     368,213       306,932
    Excess of cost over net assets acquired, less
      accumulated amortization of $40,060 -- 1997 and
      $51,297 -- 1998.......................................     308,999       417,782
    Deferred income taxes...................................      58,706       126,655
                                                              ----------    ----------
        Total other assets..................................     735,918       851,369
                                                              ----------    ----------
                                                              $1,651,118    $1,783,133
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt.......................  $   20,601    $   30,231
    Accounts payable........................................     289,817       503,326
    Accrued liabilities.....................................     122,095       131,316
    Deferred income taxes...................................      --            14,276
                                                              ----------    ----------
        Total current liabilities...........................     432,513       679,149
                                                              ----------    ----------
Long-term debt..............................................     354,263       411,886
                                                              ----------    ----------
Other long-term liabilities.................................      14,022        12,129
                                                              ----------    ----------
Company-Obligated Mandatorily Redeemable Convertible
  Preferred Securities of Designer Finance Trust Holding
  Solely Convertible Debentures.............................     100,758       101,836
Stockholders' equity:
    Class A Common Stock, $.01 par value, 130,000,000 shares
      authorized, 63,294,423 and 65,172,608 issued in 1997
      and 1998..............................................         633           652
    Additional paid-in capital..............................     940,461       953,512
    Accumulated other comprehensive income..................     (14,838)      (15,703)
    Accumulated deficit.....................................    (122,421)     (176,997)
    Treasury stock, at cost.................................     (38,567)     (171,559)
    Notes receivable for common stock issued and unvested
      stock Compensation....................................     (15,706)      (11,772)
                                                              ----------    ----------
        Total stockholders' equity..........................     749,562       578,133
                                                              ----------    ----------
                                                              $1,651,118    $1,783,133
                                                              ==========    ==========


---------


(1) Fiscal 1997 has been restated as described in Note 1.


  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)


                                                                    FOR THE YEAR ENDED
                                                           ------------------------------------
                                                           JANUARY 4,   JANUARY 3,
                                                            1997(1)      1998(1)     JANUARY 2,
                                                            RESTATED     RESTATED       1999
                                                           ----------   ----------   ----------
Net revenues.............................................  $1,063,823   $1,435,730   $1,950,251
Cost of goods sold.......................................     774,099    1,060,526    1,413,036
Selling, administrative and general expenses.............     301,732      349,431      451,640
                                                           ----------   ----------   ----------
Operating income (loss)..................................     (12,008)      25,773       85,575
Interest expense.........................................      32,435       45,873       63,790
                                                           ----------   ----------   ----------
Income (loss) before income taxes and cumulative effect
  of change in accounting principle......................     (44,443)     (20,100)      21,785
Provision (benefit) for income taxes.....................     (13,034)      (7,781)       7,688
                                                           ----------   ----------   ----------
Income (loss) before cumulative effect of change in
  accounting principle...................................     (31,409)     (12,319)      14,097
Cumulative effect of change in accounting for deferred
  start-up costs, net....................................      --           --          (46,250)
                                                           ----------   ----------   ----------
Net income (loss)........................................  $  (31,409)  $  (12,319)  $  (32,153)
                                                           ==========   ==========   ==========
Basic earnings (loss) per common share:
    Income (loss) before accounting change...............  $    (0.61)  $    (0.23)  $     0.23
    Cumulative effect of accounting change...............      --           --            (0.75)
                                                           ----------   ----------   ----------
    Net income (loss)....................................  $    (0.61)  $    (0.23)  $    (0.52)
                                                           ==========   ==========   ==========
Diluted earnings (loss) per common share:
    Income (loss) before accounting change...............  $    (0.61)  $    (0.23)  $     0.22
    Cumulative effect of accounting change...............      --           --            (0.73)
                                                           ----------   ----------   ----------
    Net income (loss)....................................  $    (0.61)  $    (0.23)  $    (0.51)
                                                           ==========   ==========   ==========
Shares used in computing earnings per share:
    Basic................................................      51,308       52,814       61,362
                                                           ==========   ==========   ==========
    Diluted..............................................      51,308       52,814       63,005
                                                           ==========   ==========   ==========


---------


(1) Fiscal 1996 and 1997 have been restated as described in Note 1.


  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCLUDING SHARE DATA)


                                                                                                            NOTES
                                                              ACCUMULATED                                 RECEIVABLE
                                                                 OTHER                                    FOR COMMON
                                      CLASS A   ADDITIONAL   COMPREHENSIVE                                STOCK AND
                                      COMMON     PAID-IN        INCOME       ACCUMULATED    TREASURY    UNVESTED STOCK
                                       STOCK     CAPITAL        (LOSS)         DEFICIT        STOCK      COMPENSATION     TOTAL
                                      -------   ----------   -------------   ------------   ---------   --------------   --------
Balance at January 6, 1996..........  $  521     $567,965      $ (3,745)      $ (46,896)    $  (5,000)     $(12,544)     $500,301
                                      -------    --------      --------       ---------     ---------      --------      --------
Net loss(1).........................                                            (31,409)                                  (31,409)
Translation adjustments.............                                438                                                       438
                                                                                                                         --------
Comprehensive income (loss).........                                                                                      (30,971)
Issued 190,700 shares of restricted
  stock.............................       2        5,576                                                    (5,578)        --
Dividends declared..................                                            (14,532)                                  (14,532)
Employee stock options exercised and
  payment of employee notes
  receivable........................       1        2,150                                                       123         2,274
Amortization of unvested stock
  compensation......................                                                                          2,502         2,502
Purchase of 250,000 shares of
  treasury stock....................                                                           (7,030)                     (7,030)
                                      -------    --------      --------       ---------     ---------      --------      --------
Balance at January 4, 1997..........     524      575,691        (3,307)        (92,837)      (12,030)      (15,497)      452,544
                                      -------    --------      --------       ---------     ---------      --------      --------
Net loss(1).........................                                            (12,319)                                  (12,319)
Translation adjustments.............                            (11,531)                                                  (11,531)
                                                                                                                         --------
Comprehensive income (loss).........                                                                                      (23,850)
Issued 137,135 shares of restricted
  stock.............................       1        3,600                                                    (3,601)        --
Dividends declared..................                                            (17,265)                                  (17,265)
Employee stock options exercised and
  payment of employee notes
  receivable........................       4        9,498                                                        70         9,572
Net cash settlements under equity
  option arrangements...............               (1,620)                                                                 (1,620)
Amortization of unvested stock
  compensation......................                                                                          3,322         3,322
Purchase of 839,319 shares of
  treasury stock....................                                                          (26,537)                    (26,537)
Issuance of 10,413,144 shares for
  the acquisition of Designer
  Holdings Ltd......................     104      353,292                                                                 353,396
                                      -------    --------      --------       ---------     ---------      --------      --------
Balance at January 3, 1998..........     633      940,461       (14,838)       (122,421)      (38,567)      (15,706)      749,562
                                      -------    --------      --------       ---------     ---------      --------      --------
Net loss............................                                            (32,153)                                  (32,153)
Translation adjustments.............                               (865)                                                     (865)
                                                                                                                         --------
Comprehensive income (loss).........                                                                                      (33,018)
Employee stock options exercised and
  payment of employee note
  receivable........................      17        3,046                                       2,424         5,971        11,458
Net cash settlements under equity
  option arrangements...............                2,325                                                                   2,325
Issued 182,903 shares of restricted
  stock.............................       2        7,680                                                    (7,682)        --
Dividends declared..................                                            (22,423)                                  (22,423)
Amortization of unvested stock
  compensation......................                                                                          5,645         5,645
Purchase of 4,794,699 shares of
  treasury stock....................                                                         (135,416)                   (135,416)
                                      -------    --------      --------       ---------     ---------      --------      --------
Balance at January 2, 1999..........  $  652     $953,512      $(15,703)      $(176,997)    $(171,559)     $(11,772)     $578,133
                                      =======    ========      ========       =========     =========      ========      ========


---------

(1) Fiscal 1996 and 1997 have been restated as described in Note 1.


  This Statement should be read in conjunction with the accompanying Notes to
                       Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH
                                 (IN THOUSANDS)


                                                                             FOR THE YEAR ENDED
                                                                 ------------------------------------------
                                                                 JANUARY 4,      JANUARY 3,
                                                                  1997(1)         1998(1)        JANUARY 2,
                                                                  RESTATED        RESTATED          1999
                                                                 ----------      ----------      ----------
Cash flow from operating activities:
    Net income (loss)......................................      $ (31,409)      $ (12,319)      $ (32,153)
    Adjustments to reconcile net income (loss) to net cash
      from operating activities:
        Depreciation and amortization......................         27,576          47,385          46,500
        Provision for receivable allowances................         78,851         139,469         166,347
        Provision for inventory write-downs................         25,320          57,298          25,442
        Cumulative effect of accounting change.............         --              --              46,250
        Amortization of unvested stock compensation........          2,502           3,322           4,978
        Non-recurring items................................        113,220          48,806          95,143
        (Increase) in deferred income tax assets...........        (18,456)        (13,906)        (74,616)
    Sale of accounts receivable............................         --              --             170,500
    Other changes in operating accounts....................       (102,852)        (97,204)       (109,531)
    Cash portion of non-recurring items....................        (67,747)        (28,972)         (5,200)
                                                                 ---------       ---------       ---------
    Net cash from operating activities.....................         27,005         143,879         333,660
                                                                 ---------       ---------       ---------
Cash flow from investing activities:
    Proceeds from sale/leaseback transaction...............         --              33,223          21,713
    Disposals of fixed assets..............................          1,087           1,704           3,966
    Increase in intangibles and other assets...............         (8,178)        (26,964)         (7,849)
    Purchase of property, plant and equipment..............        (33,765)        (57,399)       (142,787)
    Acquisition of businesses..............................        (85,600)         55,800         (53,118)
    Payment of assumed liabilities and acquisition
      accruals.............................................        (30,052)        (28,346)        (43,765)
                                                                 ---------       ---------       ---------
Net cash from investing activities.........................       (156,508)        (21,982)       (221,840)
                                                                 ---------       ---------       ---------
Cash flow from financing activities:
    Proceeds from sale of common stock, sale of treasury
      shares and payment of notes receivable from
      employees............................................          2,274           7,270          46,476
    Borrowings (repayments) under credit facilities........        105,500        (153,394)         49,237
    Borrowings under term loan agreements..................         --              --              20,706
    Proceeds from debt issuance............................         79,249         291,109           2,027
    Repayments of debt.....................................        (27,839)       (224,281)         (6,094)
    Cash dividends paid....................................        (14,532)        (16,220)        (22,284)
    Payment of withholding taxes on option exercises.......         --                (575)        (38,095)
    Purchase of treasury shares and net cash settlements
      under equity option arrangements.....................         (7,030)        (27,582)       (132,992)
    Other..................................................         (2,441)         (1,492)        (35,280)
                                                                 ---------       ---------       ---------
Net cash from financing activities.........................        135,181        (125,165)       (116,299)
                                                                 ---------       ---------       ---------
Effect on cash due to currency translation.................         --               3,437           1,965
                                                                 ---------       ---------       ---------
Increase (decrease) in cash................................          5,678             169          (2,514)
Cash at beginning of year..................................          6,162          11,840          12,009
                                                                 ---------       ---------       ---------
Cash at end of year........................................      $  11,840       $  12,009       $   9,495
                                                                 =========       =========       =========
Other changes in operating accounts:
    Accounts receivable....................................      $(108,541)      $(145,652)      $(250,109)
    Inventories............................................          1,457         (71,944)        (87,404)
    Prepaid expenses and other current assets..............        (16,387)         26,377          15,433
    Accounts payable and accrued expenses..................         20,619          94,015         212,549
                                                                 ---------       ---------       ---------
                                                                 $(102,852)      $ (97,204)      $(109,531)
                                                                 =========       =========       =========


---------


(1) Fiscal 1996 and 1997 have been restated as described in Note 1.


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

        Buildings.                                                   20-40 years
        Building improvements.................................        2-20 years
        Machinery and equipment...............................        3-10 years

    Assets under capital lease and related amortization of capitalized leases are included in property, plant and equipment and accumulated depreciation and the associated liability is included in debt. Depreciation expense was $18,541, $21,865 and $23,931 for fiscal years 1996, 1997 and 1998, respectively.


    Intangible Assets: Intangible assets consist of goodwill, licenses, trademarks, deferred financing costs and other intangible assets. Goodwill represents the excess of cost over net assets acquired and is amortized on a straight-line basis over the estimated useful life, not exceeding 40 years. Licenses and trademarks of $243,400 in fiscal 1998 and $246,200 in fiscal 1997. Licenses are amortized over the remaining life of the license, between 5 and 40 years and trademarks are amortized over the remaining life of the trademark not to exceed 20 years. Deferred financing costs of $8,600 in fiscal 1998 and $8,800 in fiscal 1997 are amortized over the life of the bank credit facility; Other assets of $54,900 in fiscal 1998 and $113,200 in fiscal 1997 include long-term investments, other non-current assets, deposits and deferred start-up costs (only in 1997). Amortization expense, included in selling administrative and general expenses was $9,035, $10,021 and $22,569 for fiscal years 1996, 1997 and 1998, respectively.



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



    Advertising Costs: Advertising costs are included in selling, administrative and general expenses and expensed as incurred. Cooperative advertising allowances provided to customers are charged to operations, as earned, and are included in selling, administrative and general expenses. The amounts charged to operations for advertising costs and cooperative advertising during fiscal 1996, 1997 and 1998 were $59,500, $86,200 and $102,600, respectively.


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


    Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of the year, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes ($71,484, pretax), as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning of 1998. In addition, the Company recognized in fiscal 1998 earnings approximately $40,823, before taxes, related to current year costs that would have been deferred under the Company's start-up accounting policy prior to the adoption of SOP 98-5. Prior to the early adoption of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.



    Reclassifications and Restatement: Prior to fiscal 1998, the Company rapidly expanded its manufacturing capacity, hiring and training over 15,000 new employees. This resulted in the Company incurring plant inefficiencies and higher than anticipated manufacturing costs characteristic of new manufacturing operations resulting from high labor turnover and related training and other costs. The Company's infrastructure, personnel and systems were overburdened by the size and scope of this rapid expansion and by the increased manufacturing volume. Manufacturing related costs, which were significantly higher than anticipated, were added to inventories when incurred. In connection with the fiscal 1998 year-end closing, the Company determined that in fiscal 1996, 1997 and the first three quarters of 1998, as merchandise was sold, inventories were relieved at less than actual cost per unit, leaving an accumulation of inventory costs. As a result, costs related to fiscal 1997 and 1996 activities have been restated to reflect additional costs of goods sold of $57,017 in fiscal 1997 ($35,351 after tax or $0.65 per diluted share and $0.67 per basic share) and $37,983 in fiscal 1996 ($23,170 after tax or $0.45 per diluted and basic share). In fiscal 1997, restated income (loss) before income taxes, net income (loss), basic earnings per share and diluted earnings per share were $(20,100), $(12,319), $(0.23) and $(0.23), respectively. Before the restatement, these amounts were $36,917, $23,032, $0.44 and $0.42, respectively. In fiscal 1996, restated income (loss) before income taxes, net income (loss), basic earnings per share and diluted earnings per share were $(44,443), $(31,409), $(0.61) and $(0.61), respectively. Before the restatement, these amounts were $(6,460), $(8,239), $(0.16) and $(0.16), respectively. In addition, fiscal 1998 interim results have been similarly restated to recognize an adjustment for such current year costs in cost of goods sold ($49,668 or $32,135 after tax) (see Note 18). This restatement resulted from flaws in the Company's Intimate Apparel Division inventory costing control system that have since been addressed. Actions taken and procedures implemented by the Company to address these issues included the development of a new inventory costing process to supplement the manufacturing costing process and effecting improvements in inventory costing monitoring systems and controls, including increasing the frequency of physical inventory counts and the verification of actual costs.



    Certain fiscal 1997 and 1996 amounts have been reclassified in the fiscal 1998 consolidated financial statements to conform to the current presentation.

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


Accounts receivable............................          $  76,600
Inventories....................................             74,300
Prepaid and other current assets...............             41,000
Property and equipment.........................              4,100
Intangible and other assets....................            355,809
Accounts payable and accrued liabilities.......           (127,325)
Deferred income taxes..........................            (25,884)
Other liabilities..............................               (500)
Mandatorily redeemable preferred securities....           (100,500)
                                                         ---------
Purchase price -- net of cash balances.........          $ 297,600
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

                                                               FOR THE YEAR ENDED
                                                         -------------------------------
                                                         JANUARY 4,       JANUARY 3,
                                                            1997             1998
                                                         ----------   ------------------
Statement of Income Data:
Net revenues...........................................  $1,544,200       $1,800,800
Income (loss) before extraordinary item................      (9,100)         (16,700)
Net income (loss)......................................     (11,400)         (16,700)
Income (loss) per common share:
    Basic..............................................  $    (0.22)      $    (0.34)
                                                         ==========       ==========
    Diluted............................................  $    (0.23)      $    (0.36)
                                                         ==========       ==========

    The unaudited pro forma combined information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred on the dates specified above, nor is it indicative of future results of operations for the combined companies at any future date or for any future periods.


    In conjunction with the allocation of purchase price of Designer Holdings, the Company recorded accruals of approximately $48,313. These charges relate generally to employee termination and severance benefits, facility exit costs, including lease termination costs (representing future lease payments on abandoned facilities) and contract termination costs. The detail of the charges recorded in the fourth quarter of fiscal 1997 and in fiscal 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 1999, are summarized below:



                                              SEVERANCE AND    FACILITY
                                              OTHER EMPLOYEE     EXIT
                                              RELATED COSTS     COSTS     OTHER    TOTAL
                                              -------------    --------   -----   --------
Fiscal 1997 -- 4th Quarter
    Total Provisions........................     $ 20,631      $ 3,470    $ 900   $ 25,001
    Cash Reductions.........................      (10,800)      (3,300)    (900)   (15,000)
                                                 --------      -------    -----   --------
Balance as of January 3, 1998...............        9,831          170     --       10,001
                                                 --------      -------    -----   --------
    Total Provisions........................        5,957       17,300       55     23,312
    Cash Reductions.........................       (6,266)      (4,762)     (55)   (11,083)
                                                 --------      -------    -----   --------
Balance as of January 2, 1999...............     $  9,522      $12,708    $--     $ 22,230
                                                 ========      =======    =====   ========



Severance and other employee related costs - $26,588 (as detailed below)



      Contractual employee obligations -- $19,000



      The former CEO of Designer Holdings and nine senior executives of Designer Holdings were terminated by the Company. The amounts represent contractual obligations under their contracts with Designer Holdings.



      Other employee severance and related benefit payments -- $7,588



      Represents $5,200 of severance and unfunded pension liabilities for 506 bargaining unit employees of Designer Holdings in the two factories and a distribution facility that were to be closed in accordance with the Company's exit plan and $2,388 of severance for 90 Designer Holdings' headquarters and 40 Designer Holdings' Hong Kong office employees.

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


As of January 2, 1999, the remaining accrual of $9,522 represents the remaining severance costs for employees of Designer Holdings terminated prior to fiscal 1999, anticipated to be utilized by early fiscal 2000.



Facility exit costs -- $20,770



    Represents $9,000 for the anticipated lease buyout and the cost associated with the unused portion of a distribution center, $5,000 of property, equipment and leasehold improvements to be abandoned for the two factories and distribution facility that were to be closed and $6,770 for the lease buyout and abandonment of leasehold improvements in connection with closing Designer Holdings' headquarters and Hong Kong office. As of January 2, 1999, the remaining accrual of $12,708 represents certain costs to be incurred relative to the two factories and distribution facility and is estimated to be utilized in fiscal 1999.



Contract termination costs -- $9,000 (not included in the aforementioned table)



    Represents fees and amounts paid in connection with terminating Designer Holdings' accounts receivable factoring arrangement, including the settlement of outstanding balances.



    During 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and the sub-license to produce Calvin Klein jeans and related products for children in Canada. Also during 1998, the Company acquired certain assets as well as the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. The total cost of these acquisitions, including related costs and expenses, was $53,118. The allocation of the purchase prices to the fair value of the assets acquired as of January 2, 1999 is summarized below:



Inventories.................................................  $ 2,300
Other current assets........................................      300
Fixed assets................................................      300
Intangible and other assets.................................   58,018
Accrued liabilities.........................................   (7,800)
                                                              -------
Purchase price..............................................  $53,118
                                                              =======


    In addition, the Company entered into a supply agreement with a seller whereby the Company will purchase, at a specified price, certain products for a period of eighteen months.

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


NOTE 3 - RESTRUCTURING, SPECIAL CHARGES AND OTHER NON-RECURRING ITEMS



    During 1998, 1997 and 1996, the Company recorded restructuring and restructuring related charges of $40,000 ($25,874 net of tax benefit), $118,819 ($73,633 net of tax benefit), and $116,828 ($74,887 net of tax benefit), respectively.



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

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


    Asset impairments relate principally to the write-off of unamortized leasehold improvements for vacated locations. Any other fixed assets that were written down were abandoned and taken out of service at the time of the write-down and related depreciation was discontinued at that time.



    For inventory which management determined was salable, the estimated write-down was based upon the differences between the expected net sales proceeds of the inventory and the carrying value of the inventory. In the case of scrapped inventory, the write-down was equal to the carrying value of the inventory.



    In addition, during 1998, 1997 and 1996, the Company incurred special and non- recurring charges of $8,500 ($5,498 net of tax benefit), $6,846 ($4,246 net of tax benefit), and $13,043 ($8,360 net of tax benefit), respectively.



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



    Additionally, in the fourth quarter, the Company wrote-off approximately $8,500 which included $8,000 of accounts receivable, related to customer bankruptcies of $3,900 and other write-offs of $4,100 (see Note 5).



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



    The detail of the charges recorded in 1998, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 1999, are summarized below:



                                            FACILITIES                      EMPLOYEE
                                             SHUTDOWNS                     TERMINATION
                                 ASSET          AND       RETAIL OUTLET        AND
                               WRITE-OFFS   REALIGNMENT   STORE CLOSINGS    SEVERANCE     TOTAL
                               ----------   -----------   --------------    ---------     -----
1998 Provision...............   $ 15,300      $ 6,000        $ 4,800         $ 6,100     $ 32,200
Other related period costs,
  charged to expense as
  incurred...................                   2,500                                       2,500
Cash reductions..............                  (1,672)                        (2,500)      (4,172)
Non-cash reductions..........    (13,700)      (6,000)        (4,228)                     (23,928)
                                --------      -------        -------         -------     --------
Balance 1/2/99...............   $  1,600      $   828        $   572         $ 3,600     $  6,600
                                ========      =======        =======         =======     ========

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



    For fiscal 1998, discontinued product lines and styles contributed net revenues of $26,300 and operating losses of $13,400. Fourth quarter operating losses incurred subsequent to the commitment date of the decision to discontinue these product lines and styles were $5,300. These product lines contributed net revenues of $56,800 and $64,000 and operating (losses) profits of ($700) and $8,600 in fiscal 1997 and 1996, respectively.



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



    The Company expensed as incurred approximately $3,300 of additional costs related to the merger integration initiative undertaken in 1997 following the Designer Holdings acquisition. These costs relate principally to settlements on accounts receivable balances with common customers.( See 1997 chart below)



    The $6,600 reserve at January 2, 1999, which relates principally to severance and the disposal of discontinued inventory, will be utilized by the first quarter of fiscal 2000.

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


1997



    During the fourth quarter of 1997, the Company recorded restructuring and restructuring related pre-tax charges of $118,819 related to the integration of Designer Holdings of $44,620 following its acquisition , the Intimate Apparel (including GJM) consolidation and realignment program of $63,699 and the disposition of certain retained Hathaway assets of $10,500.



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



    The detail of the charges recorded, including costs incurred and reserves remaining at each year-end for costs estimated to be incurred through completion of the aforementioned program are as follows:



                          LEASE                                  CONSOLIDATION   TERMINATIONS
                       TERMINATION   FIXED ASSET    INVENTORY      OF CREDIT         AND        EMPLOYEE
                          COST       WRITE-OFFS    WRITE-DOWNS     FUNCTIONS      SEVERANCE     BONUSES     TOTAL
                          ----       ----------    -----------     ---------      ---------     -------     -----
1997 Provision.......    $ 3,300       $ 1,200       $13,920                       $   900                 $ 19,320
Other related period
  costs, charged to
  expense as
  incurred...........     --            --            --           $ 21,700         --          $ 3,600      25,300
Cash reductions......     (1,110)       --            --             --               (845)      (3,600)     (5,555)
Non-cash
  reductions.........     --            (1,200)       (9,118)       (21,700)        --            --        (32,018)
                         -------       -------       -------       --------        -------      -------    --------

Balance 1/3/98.......      2,190       $--             4,802         --                 55      $ --          7,047
                                       =======                                                  =======
1998 Provision.......     --                             800          2,500         --                        3,300
Cash reductions......     (2,190)                                                      (55)                  (2,245)
Non-cash
  reductions.........     --                          (5,602)        (2,500)        --                       (8,102)
                         -------                     -------       --------        -------                 --------
Balance 1/2/99.......    $--                         $--           $ --            $--                     $  --
                         =======                     =======       ========        =======                 ========

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



    The detail of the charges recorded including costs incurred and reserves remaining at each year-end for costs estimated to be incurred through completion of the aforementioned program, are as follows:



                                            ACCOUNTS      EMPLOYEE
                              INVENTORY    RECEIVABLE    TERMINATION    MANUFACTURING
                             WRITE-DOWNS   WRITE-OFFS   AND SEVERANCE    REALIGNMENT     TOTAL
                             -----------   ----------   -------------    -----------     -----
1997 Provision.............   $ 32,600      $ 2,246        $ 7,380                      $ 42,226
Other related period costs,
  charged to expense as
  incurred.................     --            --            --            $ 17,273        17,273
Cash reductions............     --            --            (5,916)        (17,273)      (23,189)
Non-cash reductions........    (11,585)      (2,246)        --              --           (13,831)
                              --------      -------        -------        --------      --------

Balance 1/3/98.............     21,015      $ --             1,464        $ --            22,479
                                            =======                       ========
Cash reductions............     --                          (1,464)                       (1,464)
Non-cash reductions........    (21,015)                     --                           (21,015)
                              --------                     -------                      --------
Balance 1/2/99.............   $ --                         $--                          $  --
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



    The detail of the charges recorded in 1997, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, are as follows:



                                             EMPLOYEE       ACCOUNTS
                                            TERMINATION    RECEIVABLE    FIXED ASSET
                                           AND SEVERANCE   WRITE-OFFS    WRITE-OFFS     TOTAL
                                           -------------   ----------    ----------     -----
1997 Provision...........................      $ 700         $ 2,400       $ 1,100     $ 4,200
Cash reductions..........................        (26)         --            --             (26)
Non-cash reductions......................     --              (2,400)       (1,100)     (3,500)
                                               -----         -------       -------     -------
Balance 1/3/98...........................        674         $--           $--             674
                                                             =======       =======
Cash reductions..........................       (674)                                     (674)
                                               -----                                   -------
Balance 1/2/99...........................     -$-                                      $ --
                                               =====                                   =======

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



    In addition, the operations of the retained Hathaway assets (principally foreign locations), had losses of $4,000 for the year.



    The reserve balance of $31,028 at January 3 ,1998, which relates principally to discontinued inventory to be disposed of, was fully utilized during fiscal 1998.



1996



    In 1996, the acquisition of the GJM businesses significantly added to the Company's low cost manufacturing capacity and resulted in an immediate expansion of product lines. As a result of this and the acquisition of Bodyslimmers and Lejaby, the Company undertook a strategic review of its businesses and manufacturing facilities. The Company recorded pre-tax restructuring and restructuring related charges of $78,139 for actions taken as a result of this review. The Company also disposed of substantially all of the Hathaway men's dress shirt business, resulting in a pre-tax loss of $38,689.



    In addition, the Company incurred non-recurring costs of $13,043, principally related to terminated merger costs, contract termination fees, and an insurance claim settlement.



    Of the total $129,871 of 1996 charges, $34,820 is reflected in cost of goods sold and $95,051 is reflected in selling, administrative and general expenses.



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



    The detail of the charges recorded, including costs incurred and reserves remaining at each year-end for costs estimated to be incurred through completion of the aforementioned program, areas follows:

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


                         EMPLOYEE                       LEASE
                        TERMINATION     INVENTORY    TERMINATION   FACILITIES
                       AND SEVERANCE   WRITE-DOWNS      COSTS      REALIGNMENT    OTHER     TOTAL
                       -------------   -----------      -----      -----------    -----     -----
1996 Provision.......    $ 27,927       $ 25,230       $ 6,042                   $ 2,840   $ 62,039
Other related period
  costs, charged to
  expense as
  incurred...........      --             --            --          $ 16,100       --        16,100
Cash reductions......     (27,927)        --            (3,042)      (16,100)     (2,840)   (49,909)
Non-cash
  reductions.........      --            (25,230)       --            --           --       (25,230)
                         --------       --------       -------      --------     -------   --------

Balance 1/4/97.......    $ --           $ --             3,000      $ --         $ --         3,000
                         ========       ========                    ========     =======
Cash reductions......                                   (2,172)                              (2,172)
                                                       -------                             --------
Balance 1/3/98.......                                      828                                  828
Cash reductions......                                     (828)                                (828)
                                                       -------                             --------

Balance 1/2/99.......                                  $--                                 $  --
                                                       =======                             ========



SEVERANCE AND OTHER EMPLOYEE COSTS ($27,927)



    The Company recorded charges of approximately $27,927, net of pension curtailment gains, related to the cost of providing severance and benefits to approximately 1490 manufacturing and administrative employees terminated all of which was charged to expense at the date the employees were terminated) related to the consolidation and relocation of operations during fiscal 1996.



DISCONTINUED PRODUCT LINES AND STYLES ($25,230)



    In order to maximize the cost savings and efficiencies made available through the consolidation of facilities and the additional volumes contemplated as a result of the Lejaby, GJM and Bodyslimmers acquisitions, the Company re-evaluated the viability of product lines and styles. As a result, certain products and styles were discontinued to permit the investment of working capital in products and styles with greater returns. The liquidation of these products resulted in mark down losses of approximately $25,320 in fiscal 1996.



LEASE TERMINATION COSTS ($6,042)



    These costs represent the balance of future lease payments related to abandoned facilities.



REALIGNMENT AND RETRAINING ($16,100)



    The closing of several manufacturing facilities and consolidation of certain distribution operations resulted in the Company incurring integration costs in its remaining manufacturing facilities to reconfigure product assortments and retrain existing personnel. The costs attendant to the realignment and retraining, which were charged to expense as incurred in fiscal 1996, amounted to approximately $16,100.



OTHER ($2,840)



    These costs represent various fees and expenses charged to expense as incurred in connection with the Intimate Apparel division consolidation and realignment.

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


EXIT FROM THE HATHAWAY BUSINESS ($38,689)



    On May 6, 1996, after a careful evaluation of the Company's Hathaway men's dress shirt operations, the Company announced that it had decided to cease manufacturing and marketing this brand. On November 12, 1996 the Company sold to an investor group, certain assets comprising the Hathaway dress shirt manufacturing operations in Waterville, Maine and Prescott, Ontario including certain inventory, property and equipment and other assets (the 'Hathaway Business'). The Company recorded a loss of $38,689 on the sale.



    For fiscal 1996, the Hathaway business contributed net revenues of $27,865 and operating losses of $8,669.



OTHER



    Other non-recurring items of $13,043 were incurred and paid in fiscal 1996, including the following:



        1. The addition of the GJM manufacturing and administrative organization enabled the Company to begin manufacturing and direct sourcing certain products, which had been previously outsourced through a buying agent. This has resulted in significant ongoing cost savings to the Company. The pre-tax cost of the existing agency contract, which was charged to expense as incurred in the period from February-July 1996 (its expiration date) was $2,693.



        2. In order to achieve an early resolution of the insurance claims related to the destruction of one of the Company's distribution centers as a result of the 1994 California earthquake, the Company accepted a cash settlement offer of approximately $19,000 and wrote-off the remaining receivable of $6,082.



        3. The Company incurred other claims related to closed facilities of approximately $1,268.



        4. In June 1996, the Company announced its intent to merge with Authentic Fitness Corporation. On July 25, 1996, the Company announced the termination of the merger. The Company incurred legal accounting and investment advisory fees in connection with the proposed merger of $3,000.



NOTE 4 - SALE OF ACCOUNTS RECEIVABLE



    In October 1998, the Company entered into a five-year revolving receivables securitization facility whereby it can obtain up to $200,000 of funding from the sale of eligible U.S. trade accounts receivable through a bankruptcy remote special purpose subsidiary. The amount of funding varies based upon the availability of the designated pool of eligible receivables and is directly affected by changing business volumes. At January 2, 1999, the Company had sold $330,100 of accounts receivable for which it received proceeds of $170,500 in cash; the Company retains the interest in and subsequent realization of excess of amounts sold over the proceeds received and provides allowances as appropriate on the entire balance. Accounts receivable are presented net of $170,500 of proceeds from trade receivables sold, with the remaining $159,600 included in accounts receivable. The sale is reflected as a reduction of accounts receivable and the proceeds received are included in cash flows from operating activities. Fees for this program are paid monthly and are based on variable rates indexed to commercial paper.


NOTE 5 - RELATED PARTY TRANSACTIONS


    In 1990, the Company sold its Activewear Division to a newly formed company, Authentic Fitness Corporation ('Authentic Fitness'). Certain directors and officers of the Company are also directors and officers of Authentic Fitness. From time to time, the Company and Authentic Fitness jointly negotiate contracts and agreements with vendors and suppliers. In fiscal 1996, 1997 and 1998, Authentic Fitness

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


paid the Company $5,446, $5,607 and $15,566, respectively for certain occupancy services related to leased facilities, computer services, laboratory testing, transportation and contract production services. In fiscal 1996, 1997 and 1998, the Company paid Authentic Fitness approximately $1,244, $1,299 and $462, respectively, for certain design and occupancy services. The Company also purchased inventory from Authentic Fitness for sale in its retail outlet stores of $15,531, $16,201 and $11,223 in fiscal 1996, 1997 and 1998, respectively. The net amount due (to) from Authentic Fitness at January 3, 1998 and January 2, 1999 was $2,607 and $(784), respectively. In fiscal 1997 the Company had a write-off of $2,875 primarily comprised of certain inventory and administrative charges relating to activities with Authentic Fitness that should have been charged to the Company's operations in prior periods rather than being inadvertently reflected as receivables. When these facts became known during the fourth quarter of fiscal 1997, it was determined the amount should be written-off and the charge was taken. In connection with the fiscal 1998 year-end closing, the Company discovered an additional $4,139 relating to activities with Authentic Fitness. The Company determined that the $4,139 consisted of certain cost overruns and royalty expenses that should have been charged to the Company's operations in prior periods. As the related amounts were not significant to any prior periods, the entire amount of the write-offs were recorded in the fourth quarter of fiscals 1997 and 1998, respectively. In June 1995, the Company paid $1,000 in connection with and under a sub-license entered into with Authentic Fitness to design, manufacture and distribute certain intimate apparel using the Speedo brand name. The Company recognized royalty expense of $469, $293 and $58 in fiscal 1996, 1997 and 1998, respectively.

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

    The Intimate Apparel Division designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's, Olga, Calvin Klein, Lejaby, Van Raalte, Fruit of the Loom and Bodyslimmers brand names, and men's underwear under the Calvin Klein brand name.

    The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren and Calvin Klein brand names.

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

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


    The accounting policies of the segments are the same as those described in the 'Summary of Significant Accounting Policies' in Note 1. Transfers to the Retail Outlet Stores occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, and amortization of intangibles and deferred financing costs and restructuring, special charges and other non-recurring items, as well as the effect of the early adoption of SOP 98-5 and the charges relating to the fiscal 1998 restatement for an inventory adjustment which affected fiscal 1996-1998 (see Note 1) ('Adjusted EBIT').


    Information by business segment is set forth below:


                                                               SPORTSWEAR     RETAIL
                                                    INTIMATE       AND        OUTLET
                                                    APPAREL    ACCESSORIES    STORES      TOTAL
                                                    --------   -----------   --------   ----------
1998  Net revenues................................  $944,788    $875,257     $130,206   $1,950,251
      Adjusted EBITDA.............................   218,600     149,200       17,000      384,800
      Depreciation................................    18,500       4,500        1,400       24,400
      Adjusted EBIT...............................   200,100     144,700       15,600      360,400

1997  Net revenues................................  $941,188    $425,974     $ 68,568   $1,435,730
      Adjusted EBITDA.............................   209,500      64,200        8,100      281,800
      Depreciation................................    14,000       2,400        1,000       17,400
      Adjusted EBIT...............................   195,500      61,800        7,100      264,400

1996  Net revenues................................  $802,004    $214,379     $ 47,440   $1,063,823
      Adjusted EBITDA.............................   181,700      31,300        6,200      219,200
      Depreciation................................    10,900       2,400          400       13,700
      Adjusted EBIT...............................   170,800      28,900        5,800      205,500

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    A reconciliation of total segment Adjusted EBIT to total consolidated income
(loss) before taxes and cumulative effect of a change in accounting principle for fiscal years 1996, 1997 and 1998 is as follows:


                                                                1998       1997       1996
                                                              --------   --------   --------
Total Adjusted EBIT for reportable segments.................  $360,400   $264,400   $205,500
General corporate expenses not allocated....................    55,567     33,823     29,068
Depreciation of corporate assets and amortization...........    22,100     13,500     11,900
Restructuring, special and other non-recurring items........   106,758    130,804    138,540
Effect of early adoption of SOP 98-5 (see note 1)...........    40,800      --         --
Charges related to an inventory adjustment (see note 1).....    49,600     57,000     38,000
Interest expense............................................    63,790     45,873     32,435
Minority interest...........................................     --         3,500      --
                                                              --------   --------   --------
Income (loss) before income taxes and cumulative effect of a
  change in accounting principle............................  $ 21,785   $(20,100)  $(44,443)
                                                              ========   ========   ========


                                                      SPORTSWEAR    RETAIL
                                          INTIMATE        AND       OUTLET    RECONCILING
       YEAR ENDED JANUARY 4, 1997          APPAREL    ACCESSORIES   STORES      ITEMS*      CONSOLIDATED
----------------------------------------  ---------   -----------   -------   -----------   ------------
Total assets............................  $893,677     $ 71,730     $34,636    $119,731      $1,119,774
Depreciation and amortization...........    11,011        4,328         413      11,824          27,576
Capital expenditures....................    25,395        3,879         812       3,679          33,765

       YEAR ENDED JANUARY 3, 1998
----------------------------------------
Total assets............................  $996,457     $544,352     $39,806    $ 70,503      $1,651,118
Depreciation and amortization...........    30,338        4,160         625      12,262          47,385
Capital expenditures....................    26,356       14,134       3,810      13,099          57,399

       YEAR ENDED JANUARY 2, 1999
----------------------------------------
Total assets............................  $832,371     $665,297     $78,557    $206,908      $1,783,133
Depreciation and amortization...........    20,564       15,654       1,235       9,047          46,500
Capital expenditures....................    41,128       30,209       7,297      64,153         142,787

---------


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

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

GEOGRAPHIC INFORMATION

    Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                            FISCAL YEAR ENDED
                                                   ------------------------------------
                                                   JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                      1997         1998         1999
                                                   ----------   ----------   ----------
Net revenues:
    United States................................  $  902,572   $1,145,276   $1,630,583
    Canada.......................................      58,680       56,525       55,072
    United Kingdom...............................      30,299       48,933       55,774
    France.......................................      25,182       42,230       41,164
    Germany......................................      16,545       54,857       41,963
    Mexico.......................................       7,617       11,709       21,209
    Asia.........................................      --           13,617       14,534
    All Other....................................      22,928       62,583       89,952
                                                   ----------   ----------   ----------
                                                   $1,063,823   $1,435,730   $1,950,251
                                                   ==========   ==========   ==========
Long-lived assets(1):
    United States................................  $  107,200   $  113,644   $  205,428
    Canada.......................................       4,387        4,716        5,394
    All other....................................       9,950       12,040       13,438
                                                   ----------   ----------   ----------
                                                   $  121,537   $  130,400   $  224,260
                                                   ==========   ==========   ==========

---------

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

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 7 - INCOME TAXES

    The following presents the United States and foreign components of income from operations before income taxes and the total provision (benefit) for United States federal and other income taxes:


                                                                 FOR THE YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                           1997         1998         1999
                                                        ----------   ----------   ----------
Income (loss) from operations before taxes and
  cumulative effect of change in accounting principle:
    Domestic..........................................   $(62,642)    $(50,957)    $  1,397
    Foreign...........................................     18,199       30,857       20,388
                                                         --------     --------     --------
    Total.............................................   $(44,443)    $(20,100)    $ 21,785
                                                         ========     ========     ========
Current Provision:
    Federal...........................................   $ --         $ --         $ --
    State and local...................................      1,084        1,269        1,187
    Foreign...........................................      1,161        6,480       10,231
                                                         --------     --------     --------
                                                            2,245        7,749       11,418
                                                         --------     --------     --------
Deferred Provision (Benefit):
    Federal...........................................    (15,301)     (12,560)      12,301
    State and local...................................     (3,201)      (2,970)      (5,213)
    Foreign...........................................      3,223       --           --
    Reversal of valuation allowance...................     --           --          (10,818)
                                                         --------     --------     --------
                                                          (15,279)     (15,530)      (3,730)
                                                         --------     --------     --------
Provision (benefit) for income taxes..................   $(13,034)    $ (7,781)    $  7,688
                                                         ========     ========     ========


    The provision (benefit) for income tax is included in the financial statements as follows:

                                                                 FOR THE YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                           1997         1998         1999
                                                        ----------   ----------   ----------
Continuing operations.................................   $(13,034)    $(7,781)     $  7,688
Cumulative effect of accounting change................     --           --          (25,231)
                                                         --------     -------      --------
Total Provision (benefit).............................   $(13,034)    $(7,781)     $(17,543)
                                                         ========     =======      ========

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                        FOR THE YEAR ENDED
                                                          -----------------------------------------------
                                                          JANUARY 4,        JANUARY 3,        JANUARY 2,
                                                             1997              1998              1999
                                                          -----------       -----------       -----------
Income (loss) from operations before income
  taxes............................................        $(44,443)         $(20,100)         $(49,698)(1)
                                                           ========          ========          ========
Provision (benefit) for income taxes at the
  statutory rate...................................         (15,555)           (7,035)          (17,394)
Foreign income taxes at rates in excess of (lower
  than) the U.S. statutory rate....................          (2,108)           (3,859)            7,408
State income taxes -- net of federal benefit.......          (1,414)             (951)           (2,984)
Non-deductible intangible amortization and
  disposals........................................           4,736             1,829             3,198
Changes in valuation allowance.....................          --                --               (10,818)
Other -- net.......................................           1,307             2,235             3,047
                                                           --------          --------          --------
Provision (benefit) for income taxes...............        $(13,034)         $ (7,781)         $(17,543)
                                                           ========          ========          ========

---------

(1) Includes pre-tax impact of cumulative effect of accounting change of $71,484.


    The Company has estimated United States net operating loss carryforwards of approximately $385,200 and foreign net operating loss carryforwards of approximately $18,300 which, if unused, will expire from 2002 through 2018.



    The components of deferred tax assets and liabilities as of January 3, 1998 and January 2, 1999 are as follows:



                                                              JANUARY 3,    JANUARY 2,
                                                                 1998          1999
                                                              -----------   -----------
Deferred Tax Assets:
    Discounts and sales allowances..........................   $  5,858      $  6,646
    Postretirement benefits.................................      3,675         4,222
    Alternative minimum tax credit carryovers...............      1,907         2,237
    Non deductible reserves.................................     64,034        49,647
    Net operating loss and capital loss carryovers..........     89,365       137,484
                                                               --------      --------
        Gross deferred tax assets...........................    164,839       200,236
    Valuation allowances....................................    (17,620)       (6,802)
                                                               --------      --------
        Deferred tax assets -- net..........................    147,219       193,434
                                                               --------      --------
Deferred Tax Liabilities:
    Prepaid and other assets................................     12,044        10,559
    Depreciation and amortization...........................     52,974        54,890
    Bond discount...........................................      7,800         7,519
    Other...................................................     13,792         8,087
                                                               --------      --------
        Deferred tax liabilities............................     86,610        81,055
                                                               --------      --------
        Net deferred tax asset..............................   $ 60,609      $112,379
                                                               ========      ========



    The change in net deferred tax assets between January 3, 1998 and January 2, 1999 is primarily the result of recording the tax effect of additional net operating loss carryforwards created during the year. The net decrease in the valuation allowance of $(10,818) at January 2, 1999 primarily relates to a the utilization of a capital loss carryover. At January 2, 1999, other current assets include current taxes receivable of $3,970 (of which $1,913 relates to foreign entities) and current liabilities include current

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


deferred tax liabilities of $14,276. At January 3, 1998, other current assets include current tax receivables of $14,395 and current deferred income taxes of $1,903.


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

    The components of net periodic benefit cost is as follows:

                                          PENSION BENEFIT PLAN                   OTHER BENEFIT PLANS
                                           FOR THE YEAR ENDED                     FOR THE YEAR ENDED
                                  ------------------------------------   ------------------------------------
                                  JANUARY 4,   JANUARY 3,   JANUARY 2,   JANUARY 4,   JANUARY 3,   JANUARY 2,
                                     1997         1998         1999         1997         1998         1999
                                     ----         ----         ----         ----         ----         ----
Service cost....................   $ 1,552      $ 1,296      $  1,732      $  68         $ 91        $ 190
Interest cost...................     7,728        7,799         8,660        601          672          528
Expected return on plan
  assets........................    (8,943)      (9,001)      (10,530)     --           --           --
Prior service cost..............       (97)         (75)          (74)     --           --           --
Recognized net actuarial gain...      (377)        (307)       --           (187)         (20)        (121)
Curtailment gain................    (2,048)       --           --           (171)       --           --
                                   -------      -------      --------      -----         ----        -----
Net periodic benefit cost
  (income)......................    (2,185)        (288)         (212)       311          743          597
Cost of other plans.............     1,054          479           300      --           --           --
                                   -------      -------      --------      -----         ----        -----
Net benefit cost (income).......   $(1,131)     $   191      $     88      $ 311         $743        $ 597
                                   =======      =======      ========      =====         ====        =====

    A reconciliation of the balance of the benefit obligation is as follows:

                                                       PENSION BENEFIT PLAN       OTHER BENEFIT PLANS
                                                      -----------------------   -----------------------
                                                      JANUARY 3,   JANUARY 2,   JANUARY 3,   JANUARY 2,
                                                         1998         1999         1998         1999
                                                         ----         ----         ----         ----
CHANGE IN BENEFIT OBLIGATIONS
    Benefit obligation at beginning of year.........   $101,738     $115,494     $ 9,017      $ 8,992
    Service cost....................................      1,296        1,732          91          190
    Interest cost...................................      7,799        8,660         672          529
    Plan participants' contributions................     --           --           --             294
    Change in actuarial assumptions.................     13,095       11,653         432       (1,646)
    Benefits paid...................................     (8,434)      (8,643)     (1,220)        (836)
                                                       --------     --------     -------      -------
    Benefit obligation at end of year...............   $115,494     $128,896     $ 8,992      $ 7,523
                                                       ========     ========     =======      =======

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    A reconciliation of the change in the fair value of plan assets is as follows:


                                                       PENSION BENEFIT PLAN       OTHER BENEFIT PLANS
                                                      -----------------------   -----------------------
                                                      JANUARY 3,   JANUARY 2,   JANUARY 3,   JANUARY 2,
                                                         1998         1999         1998         1999
                                                         ----         ----         ----         ----
Fair value of plan assets at beginning of year......   $104,267     $115,330     $ --         $ --
Actual return on plan assets........................     19,492       19,950       --           --
Employer's contributions............................          5       --             603          541
Plan participants' contributions....................     --           --             420          294
Benefits paid.......................................     (8,434)      (8,643)     (1,023)        (835)
                                                       --------     --------     -------      -------
Fair value of plan assets at end of year............   $115,330     $126,637     $ --         $ --
                                                       ========     ========     =======      =======
Funded status.......................................   $   (164)    $ (2,259)    $(8,992)     $(7,523)
Unrecognized prior service cost.....................       (347)        (273)      --           --
Unrecognized net actuarial (gain) loss..............       (558)       1,676        (475)      (1,484)
                                                       --------     --------     -------      -------
Accrued benefit cost................................   $ (1,069)    $   (856)    $(9,467)     $(9,007)
                                                       ========     ========     =======      =======



    Pension Benefit Plan assets include fixed income securities and marketable equity securities, including 212,000 and 340,000 shares of the Company's Class A Common Stock, which had a fair market value of $6,652 and $8,585 at January 3, 1998 and January 2, 1999, respectively. The Pension Benefit Plan also owned 112,500 shares of Authentic Fitness' common stock at January 3, 1998 and 502,800 shares at January 2, 1999. Such shares had a fair market value of $2,095 and $9,176 at January 3, 1998 and January 2, 1999, respectively.


    The Company contributes to a multi-employer defined benefit pension plan on behalf of union employees of its two manufacturing facilities and a warehouse and distribution facility, which amounts are not significant for the periods presented.

    The weighted-average assumptions used in the actuarial calculations were as follows:

                                                 JANUARY 4,       JANUARY 3,       JANUARY 2,
                                                    1997             1998             1999
                                                    ----             ----             ----
Discount rate..................................    8.0%             7.5%             7.0%
Expected return on plan assets.................    9.0%             9.0%             9.5%
Rate of compensation increase..................    5.0%             5.0%             5.0%

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

                                                  ONE PERCENTAGE   ONE PERCENTAGE
                                                      POINT            POINT
                                                     INCREASE         DECREASE
                                                     --------         --------
Effect on total of service and interest cost
  components....................................       $ 51            $ (34)
Effect on health care component of the
  accumulated postretirement benefit
  obligation....................................       $361            $(334)

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

NOTE 9 - INVENTORIES


                                                          JANUARY 3,   JANUARY 2,
                                                             1998         1999
                                                             ----         ----
Finished goods..........................................   $298,161     $326,794
Work in process.........................................     54,580       92,821
Raw materials...........................................     78,444       52,404
                                                           --------     --------
                                                           $431,185     $472,019
                                                           ========     ========


NOTE 10 - DEBT


                                                              JANUARY 3,   JANUARY 2,
                                                                 1998         1999
                                                                 ----         ----
Revolving credit facility due 2002..........................   $291,109     $329,446
Term loan agreement due 2001-2006...........................     --           20,706
Term Note due 1997-2001.....................................     60,727       59,220
Capital lease obligations due 1999-2004.....................      2,884        5,388
Foreign credit facilities due 1999-2003.....................     12,751       23,651
Other.......................................................      7,393        3,706
                                                               --------     --------
                                                                374,864      442,117
Less: amounts due within one year...........................     20,601       30,231
                                                               --------     --------
                                                               $354,263     $411,886
                                                               ========     ========


    Approximate maturities of long-term debt as of January 2, 1999 are as follows:

YEAR                                                 AMOUNT
----                                                 ------
1999..............................................  $ 30,231
2000..............................................     9,908
2001..............................................    49,317
2002..............................................   333,516
2003..............................................     7,098
2004 and thereafter...............................    12,047

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

    The Company entered into credit agreements related to the purchase of Lejaby in the third quarter of 1996 with several members of its existing bank group ('1996 Bank Credit Agreements'). The terms of the 1996 Bank Credit Agreements are substantially the same as those of the 1997 Bank Credit Agreements and include a term loan facility of 370 million French Francs and revolving loan facilities of 120 million French Francs. The term loan is being repaid in annual installments which began in July 1997, with a final installment due on December 31, 2001. In addition, the 1996 Bank Credit Agreements included a 120 million French Franc revolving loan facility that originally was scheduled to mature in December 2001. In April 1998, the revolving loan facility was increased to 480 million French Francs and the maturity was extended to April 2003. Borrowings under the term loan and revolving loan facility bear interest at LIBOR plus 0.35%. As of January 2, 1999, the Company had approximately $83,100 of additional credit available under the revolving loan portion of the 1996 Bank Credit Agreement.

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



NOTIONAL AMOUNT                      DUE DATE
---------------                      --------
    $210.0                        September 2004
    $150.0                        September 2004
    $250.0                        September 2004
    $  6.5                        June 2006


    Under these new and amended agreements, borrowings of $610,000 were fixed at 5.99% until maturity in September 2004 and borrowings of $6,500 were fixed at 6.60% until maturity in July 2006. These swaps are utilized to convert floating rate obligations, which include bank debt, obligations under the asset securitization program (see Note 4) and trade drafts under the letter of credit facility, to fixed rate obligations. The outstanding variable rate obligations at January 2, 1999 exceed the notional amount of interest rate swap agreements and we anticipate that they will continue to do so for at least the remaining term of the swap agreements based upon the Company's ability and intent to refinance all variable rate obligations as they come due. The counterparties to all of the Company's interest rate swap agreements are banks who are lenders in the 1997 Bank Credit Agreements. Differences between the fixed interest rate on each swap and the one month or three month LIBOR rate are settled at least quarterly between the Company and each counterparty. Pursuant to its interest rate swap agreements, the Company made payments totaling $524 in the year ended January 3, 1998 and received payments totaling $575 in the year ended
January 2, 1999.

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


    The following is summarized financial information of Designer Holdings, which is presented as required by reason of the public preferred securities issued by Designer Holdings, as of January 3, 1998 and January 2, 1999 and for each of the three fiscal years ended January 2, 1999, respectively.



                                                          JANUARY 3,   JANUARY 2,
                                                           1998(A)      1999(A)
                                                           -------      -------
Current assets..........................................   $129,285     $115,328
Noncurrent assets.......................................    457,321      538,600
Current liabilities.....................................    104,458      123,325
Noncurrent liabilities..................................     19,564       24,151
Redeemable preferred securities.........................    100,758      101,836
Stockholder's equity....................................    361,826      404,616


---------


 (a) Reclassification made to reflect the tax benefits attributable to certain tax deductible purchase accounting adjustments.


                                            FOR THE YEAR   NINE MONTHS     THREE MONTHS   FOR THE YEAR
                                               ENDED          ENDED           ENDED          ENDED
                                            DECEMBER 31,   SEPTEMBER 30,    JANUARY 3,     JANUARY 2,
                                              1996(a)          1997            1998         1999(b)
                                              --------       --------        --------       --------

Net revenues..............................    $480,360       $365,049        $158,276       $453,229
Cost of goods sold........................     339,249        262,759         115,958        310,738
Net income before extraordinary item......      27,502            274           8,430         42,790
Net income (loss).........................      25,246           (633)          8,430         42,790

---------

 (a) Certain amounts for the year ended December 31, 1996 have been reclassified to cost of goods sold to conform to the current year presentation.
                                              (footnotes continued on next page)

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

(footnotes continued from previous page)

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

  1997 Stock Option Plan

    In 1997, the Company's Board of Directors approved the adoption of The Warnaco Group, Inc. 1997 Stock Option Plan ('1997 Plan') which provides for the issuance of incentive and non-qualified stock options and restricted stock up to the number of shares of common stock held in treasury. The Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year and limits the vesting period for options awarded under the 1997 Plan.

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    A summary of the status of the Company's stock option plans are presented below:

                                      FISCAL 1996             FISCAL 1997             FISCAL 1998
                                 ---------------------   ---------------------   ----------------------
                                             WEIGHTED                WEIGHTED                 WEIGHTED
                                              AVERAGE                 AVERAGE                  AVERAGE
                                             EXERCISE                EXERCISE                 EXERCISE
                                  OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS       PRICE
                                  -------      -----      -------      -----      -------       -----
Outstanding at beginning of
  year.........................  5,282,500    $16.52     6,691,000    $18.57      8,817,875    $22.00
Granted........................  1,962,000     24.28     2,611,500     29.91      6,674,202     36.22
Exercised......................   (136,000)    15.63      (251,259)    16.85     (5,625,014)    20.68
Canceled.......................   (417,500)    18.49      (233,366)    23.80       (958,131)    30.95
                                 ---------               ---------               ----------
Outstanding at end of year.....  6,691,000     18.57     8,817,875     22.00      8,908,932     32.68
                                 =========               =========               ==========
Options exercisable at end of
  year.........................  4,850,250    $18.28     4,127,594    $17.76      6,755,889    $33.04
                                 =========    ======     =========    ======     ==========    ======
Weighted average fair value of
  options granted..............               $ 8.24                  $10.58                   $12.28
                                              ======                  ======                   ======
Options available for future
  grant........................  7,145,293               2,700,431                2,151,308
                                 =========               =========               ==========


    In fiscal 1998, 1997 and 1996, in exchange for shares received from option holders with a fair value of $38,095, $575 and $0, respectively, the Company paid $38,095, $575 and $0, respectively of withholding taxes on options that were exercised during the year. Such shares have been included in treasury at cost, which equals fair value at date of option exercise.


    Summary information related to options outstanding and exercisable at January 2, 1999 is as follows:

                                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                      --------------------------------------------   -------------------------
                                                           WEIGHTED       WEIGHTED                    WEIGHTED
                                       OUTSTANDING         AVERAGE        AVERAGE     EXERCISABLE     AVERAGE
                                      AT JANUARY 2,       REMAINING       EXERCISE   AT JANUARY 2,    EXERCISE
RANGE OF EXERCISE PRICES                   1999        CONTRACTUAL LIFE    PRICE          1999         PRICE
------------------------                   ----        ----------------    -----          ----         -----
                                                           (YEARS)
$10.01 - $20.00.....................      936,474            5.56          $15.69        785,681       $13.10
$20.01 - $30.00.....................      851,250            7.75           25.88        417,875        26.08
$30.01 - $40.00.....................    6,850,208            9.04           35.49      5,472,333        35.94
$40.01 - $50.00.....................      271,000            9.35           41.82         80,000        42.00
                                        ---------                                      ---------
                                        8,908,932            8.56           32.68      6,755,889        33.04
                                        =========                                      =========

    The Company has reserved 120,000 shares of Class A Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of January 2, 1999. In addition, there are 6,087,674 shares of Class A Common Stock in treasury stock available for issuance under the 1997 Plan.

    The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                        JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                           1997         1998         1999
                                                           ----         ----         ----
Risk-free interest rate...............................     5.47%        6.20%        5.60%
Dividend yield........................................     1.15%        1.08%        1.00%
Expected volatility of market price of Company's
  Common Stock........................................     .3189        .3197        .3069
Expected option life..................................   5 years      5 years      5 years

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    The Company's pro forma information is as follows:

                                                                 FOR THE YEAR ENDED
                                                        ------------------------------------
                                                        JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                           1997         1998         1999
                                                           ----         ----         ----
Pro forma net (loss) before cumulative effect of
  accounting change...................................   $(38,117)    $(17,121)    $(41,814)
Pro forma basic (loss) per share before cumulative
  effect of accounting change.........................   $  (0.74)    $  (0.32)    $  (0.68)
Pro forma diluted (loss) per share before cumulative
  effect of accounting change.........................   $  (0.74)    $  (0.32)    $  (0.68)

    These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year.

                                                             NUMBER OF SHARES
                                                   ------------------------------------
                                                   JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                      1997         1998         1999
                                                      ----         ----         ----
Common Stock:
Balance at beginning of year.....................  52,073,912   52,398,112   63,294,423
Shares issued upon exercise of stock options.....     133,500      383,975    1,707,097
Shares issued under restricted stock grants, net
  of cancellations...............................     190,700       99,192      171,088
Shares issued for acquisition of Designer
  Holdings, Ltd..................................      --       10,413,144       --
                                                   ----------   ----------   ----------
Balance at end of year...........................  52,398,112   63,294,423   65,172,608
                                                   ==========   ==========   ==========

Treasury Stock:
Balance at beginning of year.....................     286,600      536,600    1,375,919
Net additions....................................     250,000      839,319    4,711,755
                                                   ----------   ----------   ----------
Balance at end of year...........................     536,600    1,375,919    6,087,674
                                                   ==========   ==========   ==========

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


    The Company has used a combined put-call option contract to facilitate the repurchase of its common stock. This contract provides for the sale of a put option giving the counterparty the right to sell the Company's shares to the Company at a preset price at a future date and for the purchase of a call option giving the Company the right to purchase its shares from the counterparty at the same price at the same future date.



    At January 2, 1999, the Company holds call options (all covered by one contract) and has sold put options covering 1.5 million shares of common stock with an average forward price of $35.35 per share. The equity instruments are exercisable only at expiration of the contracts, with expiration dates ranging

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


from the first through third quarters of fiscal 1999. The equity instruments are settled, at the election of the Company, through physical, net share or net cash settlement. During fiscal 1997 and 1998, the Company repurchased 140,350 shares and 1,790,455 shares of common stock at a cost of $4,475 and $65,899, which is reflected in treasury stock. In addition, the Company made net cash settlement payments of $1,620 and received net cash settlement payments of $2,325 under these contracts in fiscal 1997 and 1998, respectively, which are reflected in additional paid-in-capital. If the arrangements were settled on a net cash basis at January 2, 1999, the Company would be obligated to pay $15,114 based on the closing market price of the Company's common stock.


NOTE 13 - EARNINGS (LOSS) PER SHARE

                                                                       FOR THE YEAR ENDED
                                                              ------------------------------------
                                                              JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                               1997(1)      1998(1)        1999
                                                               -------      -------        ----
Numerator for basic and diluted earnings (loss) per
  share -- Income (loss) before cumulative effect of change
  in accounting.............................................   $(31,409)    $(12,319)    $ 14,097
Cumulative effect of change in accounting...................     --           --          (46,250)
                                                               --------     --------     --------
Net income (loss)...........................................   $(31,409)    $(12,319)    $(32,153)
                                                               ========     ========     ========
Denominator for basic earnings (loss) per share -- weighted
  average shares............................................     51,308       52,814       61,362
Effect of dilutive securities:
    Employee stock options..................................     --           --              821
    Restricted stock shares.................................     --           --              473
    Shares under put option contracts.......................     --           --              349
                                                               --------     --------     --------
Dilutive potential common shares............................     --           --            1,643
                                                               --------     --------     --------
Denominator for diluted earnings (loss) per share --weighted
  average adjusted shares...................................     51,308       52,814       63,005
                                                               ========     ========     ========
Basic earnings (loss) per share before cumulative effect of
  change in accounting......................................   $  (0.61)    $  (0.23)    $   0.23
                                                               ========     ========     ========
Diluted earnings (loss) per share before cumulative effect
  of change in accounting...................................   $  (0.61)    $  (0.23)    $   0.22
                                                               ========     ========     ========

---------

(1) Fiscal 1996 and 1997 have been revised as described in Note 1.


    Options to purchase 1,900,556 and 7,456,708 shares of common stock were outstanding during fiscal 1997 and 1998, respectively. These shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The fiscal 1998 options, which expire from April 2006 to November 2008, were still outstanding at the end of fiscal 1998. Incremental shares issuable on the assumed conversion of the Preferred Securities (1,653,177 shares) were not included in the fiscal 1997 and 1998 computation of diluted earnings per share as the impact would have been antidilutive for each period presented. Options to purchase 5,217,500 shares of common stock at a price of $25.25 per share were granted on January 4, 1999. Such options expire on January 4, 2009.


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

    Rental expense was $19,923, $24,492 and $35,534 for the years ended January 4, 1997, January 3, 1998 and January 2, 1999, respectively.

    The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 2, 1999:

                                             RENTAL PAYMENTS
                                         -----------------------
                                         REAL ESTATE   EQUIPMENT
                                         -----------   ---------
1999...................................    $19,687      $13,445
2000...................................     19,437       13,397
2001...................................     15,542       13,458
2002...................................     15,457       17,849
2003...................................     11,492        2,733
2004 and thereafter....................     28,126        8,171

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


    Interest rate swap agreements. The Company has entered into interest rate swap agreements which have the effect of converting the Company's floating rate obligations to fixed rate obligations. The fair value of the Company's interest rate swap agreements at January 2, 1999 and January 3, 1998 are based upon quotes from brokers and represent the cash requirement if the existing agreements had been settled at year-end.


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

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    The carrying amounts and fair value of the Company's financial instruments as of January 3, 1998 and January 2, 1999, are as follows:


                                              JANUARY 3, 1998       JANUARY 2, 1999
                                            -------------------   -------------------
                                            CARRYING     FAIR     CARRYING     FAIR
                                             AMOUNT     VALUE      AMOUNT     VALUE
                                             ------     -----      ------     -----
Accounts receivable.......................  $296,378   $296,378   $199,369   $199,369
Revolving loans...........................   303,860    303,860    353,097    353,097
Term loans................................    60,727     60,727     79,926     79,926
Other long term debt......................    10,277     10,277      9,094      9,094
Redeemable preferred securities...........   100,758    100,800    101,836     86,400
Interest rate swaps.......................     --        (4,716)     --       (24,324)
Letters of credit.........................     --        64,037      --       129,802
Equity option arrangement.................     --          (539)     --       (15,114)
Foreign currency option contracts.........     --         --            83        151


NOTE 16 - CASH FLOW INFORMATION


                                                                FOR THE YEAR ENDED
                                                       ------------------------------------
                                                       JANUARY 4,   JANUARY 3,   JANUARY 2,
                                                          1997         1998         1999
                                                          ----         ----         ----
Cash paid (received) during the year for:
    Interest, including $1,897, $0 and $0 capitalized
      in fiscal 1998, 1997 and 1996..................   $ 32,008    $  42,932     $ 61,088
    Income taxes, net of refunds received............      8,672       13,578      (12,538)

Supplemental Non-Cash Investing and Financing
    Activities:
    Details of acquisitions:
        Fair value of assets acquired................   $176,497    $ 607,609     $ 60,918
        Liabilities assumed..........................    (78,200)    (254,209)      (7,800)
        Stock issued.................................     --         (353,400)      --
                                                        --------    ---------     --------
        Cash paid....................................     98,297       --           53,118
        Less cash acquired...........................    (12,649)     (55,800)      --
                                                        --------    ---------     --------
    Net cash paid (acquired).........................   $ 85,648    $ (55,800)    $ 53,118
                                                        ========    =========     ========


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

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                             YEAR ENDED JANUARY 2, 1999
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD
                                                      QUARTER    QUARTER    QUARTER     FOURTH
                                                      RESTATED   RESTATED   RESTATED   QUARTER
                                                      --------   --------   --------   -------
Net revenues........................................  $419,208   $438,874   $544,125   $548,044
Gross profit........................................   119,550    131,496    160,392    125,777
Net income (loss) before cumulative effect of
  accounting change.................................     6,088     12,940     26,944    (31,875)
Cumulative effect of accounting change..............   (46,250)     --         --         --
                                                      --------   --------   --------   --------
Net income (loss)...................................  $(40,162)  $ 12,940   $ 26,944   $(31,875)
                                                      ========   ========   ========   ========
Basic earnings (loss) per common share:
    Income (loss) before accounting change..........  $   0.10   $   0.21   $   0.44   $  (0.54)
    Cumulative effect of accounting change..........     (0.75)     --         --         --
                                                      --------   --------   --------   --------
    Net income (loss)...............................  $  (0.65)  $   0.21   $   0.44   $  (0.54)
                                                      ========   ========   ========   ========
Diluted earnings (loss) per common share:
    Income (loss) before accounting change..........  $   0.10   $   0.20   $   0.43   $  (0.54)
    Cumulative effect of accounting change..........     (0.73)     --         --         --
                                                      --------   --------   --------   --------
    Net income (loss)...............................  $  (0.63)  $   0.20   $   0.43   $  (0.54)
                                                      ========   ========   ========   ========


    Note: The sum of the quarters' per share amounts do not equal the full year amounts.


    The Company's fiscal 1998 quarterly results of operations have been restated with respect to the effects of the early adoption of SOP 98-5 and for a charge related to an inventory adjustment, as described in Note 1. Gross profit, before restatements for the first, second, third and fourth quarters was $148,353, $150,930, $186,931 and $141,425, respectively. The restatements decreased gross profit by $28,803, $19,434, $26,539 and $15,648 and resulted in restated gross profit of $119,550, $131,496, $160,392 and $125,777 for the first, second, third and fourth quarters, respectively. Income (loss) before cumulative effect of a change in accounting before restatements for the first, second, third and fourth quarters was $24,723 ($0.39 per diluted share), $25,514 ($0.40 per diluted share), $44,115 ($0.70 per diluted share), and $(21,751) ($0.37 per diluted share), respectively. The restatements decreased income before the cumulative effect of a change in accounting by $18,635 ($0.29 per diluted share), $12,574 ($0.20 per diluted share), $17,171 ($0.27 per diluted share) and $10,124 ($0.17 per diluted share) and resulted in restated income (loss) before the cumulative effect of a change in accounting of $6,088 ($0.10 per diluted share), $12,940 ($0.20 per diluted share), $26,944 ($0.43 per diluted share) and $(31,875) ($0.54 per diluted share) for the first, second, third and fourth quarters, respectively. Net income (loss) before restatements for the first, second, third and fourth quarters was $24,723 ($0.39 per diluted share), $25,514 ($0.40 per diluted share), $44,115 ($0.70 per diluted share) and $(21,751) ($0.37 per diluted share), respectively. The restatements changed net income (loss) by $64,885 ($1.02 per diluted share), $12,574 ($0.20 per diluted share), $17,171
($0.27 per diluted share) and $10,124 ($0.17 per diluted share) and resulted in a restated net loss of $40,162 ($0.63 per diluted share) for the first quarter and restated net income of $12,940 ($0.20 per diluted share) and $26,944 ($0.43 per diluted share) for the second and

                            THE WARNACO GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


third quarters and a restated net loss of $31,875 ($0.54 per diluted share) for the fourth quarter, respectively.

                                                             YEAR ENDED JANUARY 2, 1998
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      RESTATED   RESTATED   RESTATED   RESTATED
                                                      --------   --------   --------   --------
Net revenues........................................  $251,526   $290,204   $333,413   $560,587
Gross profit........................................    81,791     84,296    110,023     99,094
Net income (loss)...................................    11,336      7,849     23,413    (54,917)

Basic net income (loss) per common share............  $   0.22   $   0.15   $   0.46   $  (0.96)
                                                      ========   ========   ========   ========
Diluted net income (loss) per common share..........  $   0.21   $   0.15   $   0.44   $  (0.96)
                                                      ========   ========   ========   ========

    Note: The sum of the quarters' per share amounts do not equal the full year amounts.

    The Company's fiscal 1997 quarterly results of operations have been restated with respect to a charge related to an inventory adjustment as described in Note
1. Gross profit, before restatements for the first, second, third and fourth quarters was $92,742, $99,305, $124,003 and $116,171, respectively. The restatements decreased gross profit by $10,951, $15,009, $13,980 and $17,077, respectively and resulted in restated gross profit of $81,791, $84,296, $110,023 and $99,094 for the first, second, third and fourth quarters, respectively. Net income (loss) before restatements for the first, second, third and fourth quarters was $18,126, ($0.34 per diluted share), $17,155 ($0.32 per diluted share), $32,081 ($0.60 per diluted share) and ($44,330) ($0.77 per diluted share), respectively. The restatements decreased net income (loss) by $6,790 ($0.13 per diluted share), $9,306 ($0.17 per diluted share), $8,668 ($0.16 per diluted share) and $10,587 ($0.19 per diluted share) and resulted in restated net income (loss) of $11,336 ($0.21 per diluted share), $7,849 ($0.15 per diluted share), $23,413 ($0.44 per diluted share) and ($54,917) ($0.96 per diluted share), for the first, second, third and fourth quarters, respectively.

                                                                     SCHEDULE II


                             THE WARNACO GROUP, INC

                 VALUATION & QUALIFYING ACCOUNTS & RESERVES(4)
                             (DOLLARS IN THOUSANDS)

                                                  ADDITIONS
                                   BALANCE AT    CHARGED TO
                                    BEGINNING     COSTS AND       OTHER                       BALANCE AT
DESCRIPTION                          OF YEAR     EXPENSES(1)   ADDITIONS(2)   DEDUCTIONS(3)   END OF YEAR
-----------                        -----------   -----------   ------------   -------------   -----------
Year Ended January 4, 1997
  Receivable allowances.........     $ 5,135      $ 78,851       $ 3,393        $ (76,042)      $11,337
                                     =======      ========       =======        =========       =======
  Inventory reserves............     $--          $ 25,320       $--            $ (25,320)      $--
                                     =======      ========       =======        =========       =======
Year Ended January 3, 1998
  Receivable allowances.........     $11,337      $139,469       $30,510        $(135,192)      $46,124
                                     =======      ========       =======        =========       =======
  Inventory reserves............     $--          $ 57,298       $19,248        $ (37,371)      $39,175
                                     =======      ========       =======        =========       =======
Year Ended January 2, 1999
  Receivable allowances.........     $46,124      $166,347       $21,500        $(197,303)      $36,668
                                     =======      ========       =======        =========       =======
  Inventory reserves............     $39,175      $ 25,442       $ 3,000        $ (50,716)      $16,901
                                     =======      ========       =======        =========       =======

--------------

(1) Includes bad debts, cash discounts, allowances and sales returns.

(2) Reserves related to assets acquired including fair value adjustments -- See
    Note 2.

(3) Amounts written-off, net of recoveries.

(4) See Notes 2 and 3 for other restructuring related activity and Note 7 for tax valuation allowance information.