Form 10-Q/A
period 1999-04-03
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

===============================================================================

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

===============================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    APRIL 3,            JANUARY 2,
                                                                                     1999                  1999
                                                                               -----------------      --------------
ASSETS                                                                                    (UNAUDITED)
Current assets:
   Cash....................................................................        $     16,064      $     9,495
   Accounts receivable - net...............................................             262,170          199,369
   Inventories:
     Finished goods........................................................             398,456          329,694
     Work in process.......................................................              95,811           39,921
     Raw materials.........................................................              51,443           52,404
                                                                                ---------------   --------------
    Total inventories......................................................             545,710          472,019
   Other current assets....................................................              37,245           26,621
                                                                                ---------------   --------------
Total current assets.......................................................             861,189          707,504
                                                                                ---------------   --------------
Property, plant and equipment (net of accumulated depreciation of
   $129,372 and $119,891, respectively)....................................             217,741          224,260
                                                                                ---------------   --------------
Other assets:
   Excess of cost over net assets acquired - net...........................            417,298           417,782
   Other assets - net......................................................            421,042           433,587
                                                                                --------------    --------------
Total other assets.........................................................            838,340           851,369
                                                                                --------------    --------------
                                                                                   $ 1,917,270       $ 1,783,133
                                                                                ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.......................................        $    49,279       $    30,231
   Accounts payable........................................................            487,231           503,326
   Accrued liabilities.....................................................            116,971           131,316
   Deferred income taxes...................................................             12,846            14,276
                                                                                --------------    --------------
Total current liabilities..................................................            666,327           679,149
                                                                                --------------    --------------

Long-term debt.............................................................            583,608           411,886
                                                                                --------------     -------------
Other long-term liabilities................................................             11,676            12,129
                                                                                --------------    --------------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities of Designer Finance Trust Holding Solely
   Convertible Debentures..................................................            102,103           101,836
                                                                                --------------    --------------
Stockholders' equity:
   Common Stock; $.01 par value............................................                652               652
   Additional paid-in capital    ..........................................            953,575           953,512
   Accumulated other comprehensive income..................................            (20,475)          (15,703)
   Accumulated deficit.....................................................           (159,379)         (176,997)
   Treasury stock, at cost.................................................           (210,476)         (171,559)
   Unvested stock compensation.............................................            (10,341)          (11,772)
                                                                                --------------    --------------
Total stockholders' equity................................................             553,556           578,133
                                                                                --------------    --------------
                                                                                   $ 1,917,270      $  1,783,133
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

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                            THREE MONTHS ENDED
                                                                                    -------------------------------
                                                                                     APRIL 3,           APRIL 4,
                                                                                       1999               1998
                                                                                    -----------     ---------------
                                                                                             (UNAUDITED)
Net revenues...............................................................            $ 444,103         $ 419,208
Cost of goods sold.........................................................              290,014           299,658
                                                                                      ----------       -----------
Gross profit...............................................................              154,089           119,550
Selling, general and administrative expenses...............................              101,874            96,163
                                                                                      ----------       -----------
Operating income...........................................................               52,215            23,387
Interest expense...........................................................               16,833            13,633
                                                                                     -----------       -----------
Income before income taxes and cumulative effect of
    change in accounting principle.........................................               35,382             9,754
Provision for income taxes.................................................               12,490             3,666
                                                                                     -----------       -----------
Income before cumulative effect of change in accounting principle..........               22,892             6,088
Cumulative effect of change in accounting for deferred
   start-up costs, net.....................................................                   --           (46,250)
                                                                                     -----------       -----------
Net income (loss)..........................................................            $  22,892         $ (40,162)
                                                                                     ===========       ===========

Basic earnings (loss) per common share:
   Income before cumulative effect of change in accounting principle.......             $   0.39          $   0.10
   Cumulative effect of accounting change..................................                   --             (0.75)
                                                                                     -----------       -----------
   Net income (loss).......................................................             $   0.39           $ (0.65)
                                                                                     ===========       ===========

Diluted earnings (loss) per common share:
   Income before cumulative effect of change in accounting principle.......             $   0.39          $   0.10
   Cumulative effect of accounting change..................................                   --             (0.73)
                                                                                        --------          --------
   Net income (loss).......................................................             $   0.39          $  (0.63)
                                                                                        ========          ========

Cash dividends declared per share of common stock..........................             $   0.09          $   0.09
                                                                                        ========          ========
Shares used in computing earnings per share:
   Basic...................................................................               58,092            62,112
                                                                                        ========          ========
   Diluted.................................................................               59,354            63,743
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

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                             (DOLLARS IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                    ---------------------------
                                                                                      APRIL 3,        APRIL 4,
                                                                                        1999            1998
                                                                                    ----------      -----------
                                                                                          (UNAUDITED)

Cash flow from operating activities:
Net income (loss)..........................................................         $   22,892      $   (40,162)
Non-cash items included in net income:
     Depreciation and amortization.........................................             13,785           13,888
     Cumulative effect of accounting change................................                 --           46,250
     Amortization of unvested stock compensation...........................              1,431              964
     Change in deferred income taxes.......................................             11,442            1,557
     Other changes in operating accounts...................................           (176,564)        (167,866)
                                                                                    ----------      -----------
Net cash from operating activities.........................................           (127,014)        (145,369)
                                                                                    ----------      -----------

Cash flow from investing activities:
     Disposals of fixed assets.............................................                --             1,781
     Purchase of property, plant & equipment...............................             (1,765)         (31,611)
     Increase in intangible and other assets...............................            (10,223)         (18,306)
                                                                                    ----------      -----------

Net cash from investing activities.........................................            (11,988)         (48,136)
                                                                                    ----------      -----------

Cash flow from financing activities:
     Borrowing under revolving credit facilities...........................            197,604          245,893
     Proceeds from the exercise of stock options and repayment of
       notes receivable from employees.....................................                 63           32,902
     Payment of withholding tax on option exercises........................                 -           (38,095)
     Purchase of treasury shares ..........................................            (38,917)          (9,357)
     Repayments of debt....................................................             (3,500)          (1,432)
     Dividends paid........................................................             (5,304)          (4,690)
     Other.................................................................               (453)         (32,200)
                                                                                    ----------      -----------
Net cash from financing activities.........................................            149,493          193,021
                                                                                    ----------      -----------

Effect on cash due to currency translation.................................             (3,922)           2,380
                                                                                    ----------      -----------
Increase (decrease) in cash................................................              6,569            1,896
Cash at beginning of period................................................              9,495           12,009
                                                                                    ----------      -----------
Cash at end of period......................................................          $  16,064       $   13,905
                                                                                    ==========      ===========
Other changes in operating accounts:
    Accounts receivable....................................................          $ (62,801)      $  (63,333)
    Inventories............................................................            (73,691)         (50,776)
    Other current assets...................................................             (9,662)           4,478
    Accounts payable and accrued liabilities...............................            (30,529)         (59,219)
    Accrued income taxes...................................................                119              984
                                                                                    ----------      -----------
                                                                                     $(176,564)      $ (167,866)
                                                                                    ==========      ===========


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 3, 1999 as well as its results of operations and cash flows for the periods ended April 3, 1999 and April 4, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 2, 1999. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of fiscal 1998, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes ($71,484, pre-tax), as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning of 1998. In addition, the Company recognized in first quarter 1998 earnings approximately $14,322, before taxes, related to 1998 costs that would have been deferred under the Company's start-up accounting policy prior to the adoption of SOP 98-5. Prior to the early adoption of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.

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


NOTE 3 - RESTRUCTURING

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

The details of the charges to these reserves in fiscal 1999, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, anticipated by the end of fiscal 1999, are summarized below:


                                                        FACILITIES                         EMPLOYEE
                                                         SHUTDOWNS                        TERMINATION
                                          ASSET            AND          RETAIL OUTLET         AND
                                        WRITE-OFFS     REALIGNMENT     STORE CLOSINGS      SEVERANCE       TOTAL
                                      -------------- ----------------- ----------------  -------------- -------------
Balance as of January 3, 1999               $ 1,600             $ 828            $ 572         $ 3,600       $ 6,600
Cash reductions                                                  (640)            (145)           (724)       (1,509)
Non-cash reductions                            (231)                                                            (231)
                                      -------------- ----------------- ----------------  -------------- -------------
Balance as of April 3, 1999                 $ 1,369             $ 188            $ 427         $ 2,876       $ 4,860
                                      ============== ================= ================  ============== =============

The $4,860 reserve at April 3, 1999 relates principally to certain asset write-offs and retail outlet store closures, anticipated to be utilized by the end of the second quarter of fiscal 1999 and employee severance costs, representing the remaining severance costs for employees terminated prior to fiscal 1999, anticipated to be utilized by early fiscal 2000.

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


NOTE 5 - SUMMARIZED FINANCIAL INFORMATION

The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings, as of April 3, 1999 and January 2, 1999 and for the fiscal quarters ended April 3, 1999 and April 4, 1998, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels.


     BALANCE SHEET SUMMARY:                                    APRIL 3,          JANUARY 2,
                                                                 1999              1999
                                                             ------------      ------------
       Current assets....................................       $ 166,786         $ 115,328
       Noncurrent assets.................................         569,269           589,191
       Current liabilities...............................         160,702           140,000
       Noncurrent liabilities............................          57,633            58,067
       Redeemable preferred securities...................         102,103           101,836
       Stockholders' equity..............................         415,617           404,616

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

     INCOME STATEMENT SUMMARY:
                                                                   THREE MONTHS ENDED
                                                              -----------     --------------
                                                                 APRIL 3,         APRIL 4,
                                                                 1999(a)          1998(a)
                                                              -----------     --------------
       Net revenues......................................       $ 119,750         $ 109,153
       Cost of good sold.................................          80,363            74,318
       Net income........................................          11,001            10,896

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

         In conjunction with the allocation of purchase price of Designer Holdings to assets acquired and liabilities assumed, the Company recorded accruals of approximately $48,313 pursuant to EITF 95-3. These charges relate generally to employee termination and severance benefits, facility exit costs, including lease termination costs (representing future lease payments on abandoned facilities) and contract termination costs. The detail of the charges to these reserves in fiscal 1999, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 1999, are summarized below:

                                                         SEVERANCE AND                FACILITY
                                                        OTHER EMPLOYEE                  EXIT
                                                         RELATED COSTS                 COSTS                  TOTAL
                                                    ------------------------      -----------------      -----------------
Balance as of January 3, 1999                                        $9,522                $12,708                $22,230
Cash Reductions                                                      (1,064)                (1,004)                (2,068)
                                                    -----------------------       ----------------       ----------------
Balance as of April 3, 1999                                          $8,458                $11,704                $20,162
                                                    =======================       ================       ================


The $20,162 reserve at April 3, 1999 relates principally to certain facility exit costs and employee severance costs, representing the remaining severance costs for employees terminated prior to fiscal 1999, anticipated to be utilized by the end of fiscal 1999.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)



 NOTE 6 - CASH FLOW INFORMATION

                                                                                            THREE MONTHS ENDED
                                                                                     -----------------------------
                                                                                        APRIL 3,         APRIL 4,
                                                                                         1999              1998
                                                                                     -----------       -----------
Cash paid for:
   Interest, including $770 and $1,317 capitalized in fiscal 1999
      and 1998, respectively..............................................              $ 16,311         $ 13,653
   Income taxes, net of refunds received..................................                 3,800            3,308



NOTE 7 - EARNINGS PER SHARE

                                                                                           THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                       APRIL 3,          APRIL 4,
                                                                                        1999               1998
                                                                                     ----------        ----------
Numerator for basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting....................           $   22,892       $    6,088
Cumulative effect of change in accounting..................................                  --           (46,250)
                                                                                      ----------       ----------

Net income (loss)..........................................................           $   22,892       $  (40,162)
                                                                                      ==========       ==========
Denominator for basic earnings per share -- weighted average shares........               58,092           62,112
                                                                                      ----------       ----------
Effect of dilutive securities:
   Employee stock options..................................................                  216            1,199
   Restricted stock shares.................................................                  445              432
   Shares under put option contracts.......................................                  601               --
                                                                                      ----------       ----------
   Dilutive potential common shares........................................                1,262            1,631
                                                                                      ----------       ----------
   Denominator for diluted earnings per share --
     weighted average adjusted shares......................................               59,354           63,743
                                                                                      ==========        =========
Basic earnings per share before cumulative effect of
   change in accounting....................................................             $   0.39            $0.10
                                                                                        ========           ======
Diluted earnings per share before cumulative effect of
   change in accounting....................................................             $   0.39            $0.10
                                                                                        ========           ======

Options to purchase shares of common stock that were outstanding during the fiscal 1999 and 1998 first quarter but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below.

                                                                              APRIL 3,          APRIL 4,
                                                                                1999              1998
                                                                          --------------     -------------
Number of shares under option..........................................       12,638,208         6,229,102
Range of exercise prices...............................................    $25.50-$42.88     $35.50-$36.44


Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share as the impact would have been antidilutive.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)



NOTE 8 - BUSINESS SEGMENTS

The Company designs, manufactures and markets apparel within the Intimate Apparel and Sportswear and Accessories markets and operates a Retail Outlet Store Division for the disposition of excess and irregular inventory. Transfers to the Retail Outlet Stores occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, and amortization of intangibles and deferred financing costs and restructuring, special charges and other non-recurring items, as well as the effect of the early adoption of SOP 98-5 and charges relating to the fiscal 1998 restatement for an inventory adjustment for production and inefficiency costs ("Adjusted EBIT"). Information by business segment is set forth below:




                                                                              SPORTSWEAR     RETAIL
                                                                  INTIMATE      AND          OUTLET
                                                                   APPAREL   ACCESSORIES     STORES        TOTAL
                                                                 ----------  -----------     -------       -----
Three months ended April 3, 1999:
   Net revenues...............................................   $ 211,647    $ 208,262     $ 24,194     $ 444,103
   Adjusted EBITDA............................................      47,700       33,800          700        82,200
   Depreciation...............................................       4,400        2,200          600         7,200
   Adjusted EBIT..............................................      43,300       31,600          100        75,000

Three months ended April 4, 1998:
   Net revenues...............................................   $ 218,044    $ 176,755     $ 24,409     $ 419,208
   Adjusted EBITDA............................................      47,700       26,700        1,500        75,900
   Depreciation...............................................       3,600          900          500         5,000
   Adjusted EBIT..............................................      44,100       25,800        1,000        70,900

A reconciliation of total segment Adjusted EBIT to total consolidated income before taxes and cumulative effect of a change in accounting principle for the quarters ended April 3, 1999 and April 4, 1998, respectively, is as follows:

                                                                                          THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                        APRIL 3,          APRIL 4,
                                                                                          1999              1998
                                                                                       ----------        ----------
Total Adjusted EBIT for reportable segments.....................................        $ 75,000          $ 70,900
General corporate expenses not allocated........................................          16,185            13,210
Amortization....................................................................           6,600             5,500
Effect of early adoption of SOP 98-5............................................              --            14,481
Charges related to an inventory adjustment for production and
   inefficiency costs...........................................................              --            14,322
Interest expense................................................................          16,833            13,633
                                                                                      ----------        ----------

Income before income taxes and cumulative effect of a change
   in accounting principle......................................................       $  35,382        $    9,754
                                                                                       =========        ==========

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


NOTE 9 - COMPREHENSIVE INCOME


                                                                                             THREE MONTHS ENDED
                                                                                       ---------------------------
                                                                                        APRIL 3,          APRIL 4,
                                                                                          1999              1998
                                                                                      -----------       -----------
Net income (loss) ..............................................................       $  22,892         $ (40,162)
                                                                                       ---------         ----------
Other comprehensive income (loss):
   Foreign currency translation adjustments.....................................          (5,388)            4,340
   Unrealized holding gains.....................................................             962                --
   Tax provision on unrealized holding gains....................................            (346)               --
                                                                                       ---------         ---------

Total other comprehensive income (loss).........................................          (4,772)            4,340
                                                                                       ---------         ---------
Comprehensive income (loss).....................................................        $ 18,120         $ (35,822)
                                                                                       =========         =========


The components of accumulated other comprehensive income (loss) as of April 3, 1999 and January 2, 1999 are as follows:


                                                                                APRIL 3,             JANUARY 2,
                                                                                  1999                  1999
                                                                             -------------         -------------
Foreign currency translation adjustments..........................           $    (21,091)         $    (15,703)
Unrealized holding gains, net.....................................                    616                    --
                                                                             -------------         -------------

Total accumulated other comprehensive income (loss)...............           $    (20,475)         $    (15,703)
                                                                             =============         =============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
               FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)



                                                                                         THREE MONTHS ENDED
                                                                                   --------------------------
                                                                                    APRIL 3,          APRIL 4,
                                                                                     1999               1998
                                                                                   ----------     ----------
                                                                                (AMOUNTS IN MILLIONS OF DOLLARS)
                                                                                           (UNAUDITED)
Net revenues...............................................................        $ 444.1           $ 419.2
Cost of goods sold ........................................................          290.0             299.6
                                                                                   -------          --------
Gross profit...............................................................          154.1             119.6
    % of net revenues......................................................           34.7%             28.5%
Selling, general and  administrative expenses..............................          101.9              96.2
                                                                                   -------          --------
Operating income...........................................................           52.2              23.4
    % to net revenues......................................................           11.8%              5.6%
Interest expense...........................................................           16.8              13.6
Provision for income taxes.................................................           12.5               3.7
                                                                                   -------          --------
Income before cumulative effect of change in accounting principle..........        $  22.9           $   6.1
                                                                                   =======          ========


     Net revenues in the first quarter of fiscal 1999 were $444.1 million, $24.9 million or 5.9% higher than the $419.2 million recorded in the first quarter of fiscal 1998.


     Net revenues in the Sportswear and Accessories division increased $31.5 million or 17.8% to $208.3 million in the first quarter of fiscal 1999 compared with $176.8 million in the first quarter of fiscal 1998. The CK Kids acquisition added $18.8 million to net revenues in the current fiscal quarter. The improvement was principally due to increased Calvin Klein Jeanswear net revenues of $14.1 million. Chaps net revenues were flat as systems implementation problems disrupted approximately $10.0 million of shipments. The systems issues have since been resolved.

     Intimate Apparel division net revenues decreased $6.4 million or 2.9% to $211.6 million in the first quarter of fiscal 1999 from $218.0 million in the first quarter of fiscal 1998. Discontinued product lines accounted for $7.6 million of the decrease during the quarter. Excluding discontinued product lines, net revenues increased $1.2 million or 0.6%. Net revenues in the Calvin Klein Underwear segment improved $6.9 million or 10.6% to $71.7 million in the first quarter. The strong results were due to improved international revenues, particularly Europe and Asia. Lejaby net revenues improved $2.2 million or 7.6% to $31.3 million. The Shapewear division revenues also increased by $3.2 million or 114%. The core Warner's/Olga businesses were lower during the quarter by $11.4 million, reflecting a lower level of off-price sales. International sales accounted for 34.7% of total divisional net sales in the first quarter of fiscal 1999 compared with 33.0% of total divisional net sales in the first quarter of fiscal 1998, with the increase due to the improvements noted earlier for Calvin Klein Europe and Asia.


     The Retail Outlet Store division net revenues were essentially flat at $24.2 million in the first quarter of fiscal 1999 compared with $24.4 million in fiscal 1998.

     Gross profit increased $34.5 million or 28.9% to $154.1 million in the first quarter of fiscal 1999 compared with $119.6 million in the first quarter of fiscal 1998. Gross margin was 34.7% in the first quarter of fiscal 1999 compared with 28.5% in the first quarter of fiscal 1998. The improvement in gross margin is a result of a decline in start-up costs of $14.5 million and production and inefficiency costs of $14.3 million, a decrease in off-price sales and lower costs resulting from the Company's 1998 restructuring. As part of the 1998 restructuring, the Company realigned factories, consolidated facilities and reduced headcount, resulting in a more favorable cost structure.

     Selling, general and administrative expenses increased $5.7 million or 5.9% to $101.9 million (22.9% of net revenues) in the first quarter of fiscal 1999 compared with $96.2 million (22.9% of net revenues) in the first quarter of fiscal 1998. The increase in selling, general and administrative expenses primarily reflects an increase in marketing expenses of $2.8 million, primarily for the Sportswear and Accessories division and higher corporate expenses of $3.0 million, primarily related to information systems and year 2000 remediation expenses.

Operating Profit

Intimate Apparel Division. Operating profit before special charges decreased $800,000 or 1.8% to $43.3 million in the first quarter of fiscal 1999 compared with $44.1 million in fiscal 1998, due to lower gross profit. Fiscal 1998 includes $14.5 million of SOP 98-5 start-up costs and $14.3 million of an inventory adjustment for production and inefficiency costs.

Sportswear and Accessories Division. Operating profit increased $5.8 million or 22.5% to $31.6 million in the first quarter of fiscal 1999 compared with $25.8 million in fiscal 1998. The increase is attributable to the 17.8% sales increase mentioned above.

Retail Outlet Stores Division. Operating profit decreased $900,000 to $100,000 in the first quarter of fiscal 1999 compared with $1.0 million in the first quarter last year. The decrease is attributable to increased markdowns required to lower inventory.


     Interest expense increased $3.2 million to $16.8 million in the first quarter of fiscal 1999 compared with $13.6 million in the first quarter of fiscal 1998. The increase reflects the funding of the Company's recent acquisitions and stock buyback program.

     The provision for income taxes for the first quarter of fiscal 1999 reflects an estimated effective income tax rate of 35.3%.

     Net income for the first quarter of fiscal 1999 was $22.9 million compared with income of $6.1 million before the cumulative effect of a change in accounting principle in the first quarter of fiscal 1998. The increase in net income reflects the higher net revenues and associated gross profit mentioned above.

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

     Cash used in operations was $(127.0) million in the first quarter of fiscal 1999 compared with $ (145.4) million in the first quarter of fiscal 1998. The increase in cash from operating activities reflects higher net income partially offset by higher seasonal working capital usage primarily due to the 6% higher sales.

     Cash used in investing activities was $ (12.0) million for the first quarter of fiscal 1999 compared with $ (48.1) million in the first quarter of fiscal 1998. Capital expenditures were $1.8 million in the first quarter of fiscal 1999 compared with $31.6 million in the first quarter of fiscal 1998. Fiscal 1999 included amounts for information systems implementations (net of reimbursements received of $24.0 million) and store fixture programs.


     Cash provided from financing activities was $149.5 million in the first quarter of fiscal 1999 compared with $193.0 million in the first quarter of fiscal 1998. The increase in the Company's revolving credit balance during the first quarter of the fiscal year of $197.6 million was lower than the $245.9 million increase in the first quarter of fiscal 1998 due to the favorable cash flows from operating and investing activities as previously discussed. The Company paid approximately $38.9 million for the repurchase of approximately 1.3 million shares in the first quarter of fiscal 1999 compared with $9.4 million in the first quarter of fiscal 1998. In 1998, in exchange for shares received from option holders with a fair market value of $38.1 million, the Company paid $38.1 million of withholding taxes on options that were exercised during the year. The Company repaid $3.5 million of long-term debt in the first quarter of fiscal 1999 compared with $1.4 million in the first quarter of fiscal 1998.


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

Interest Rate Risk


   The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements, which have the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of April 3, 1999, approximately $ 610.0 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of April 3, 1999, the net fair value liability of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $ 10.8 million. As of April 3, 1999, the Company had approximately $493.0 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of April 3, 1999 would have had a $0.7 million unfavorable impact on the Company's pre-tax earnings and cash flow over the three-month period. The fair value of the Company's interest rate swap agreements are based upon quotes from brokers and represent the cash requirement if the existing agreements had been settled at quarter-end.

Foreign Exchange Risk

   The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of April 3, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk, which included primarily currency option contracts, was $ 0.4 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be limited to $ 0.4 million, the fair value of these options.


Equity Price Risk

   The Company entered into combination put-call contracts to facilitate the repurchase of its common stock. At April 3, 1999, the Company has contracts covering approximately 1.1 million shares of common stock with an average forward price of $33.51. At April 3, 1999, the net fair value liability of these contracts was approximately $9.2 million.


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