Form 10-Q/A
period 1999-07-03
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

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

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     JULY 3,          JANUARY 2,
                                                                                      1999               1999
                                                                                   ------------     ------------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash....................................................................        $     18,833     $      9,495
   Accounts receivable - net...............................................             285,971          199,369
   Inventories:
     Finished goods........................................................             428,944          379,694
     Work in process.......................................................             100,450           39,921
     Raw materials.........................................................              57,067           52,404
                                                                                   ------------     ------------
    Total inventories......................................................             586,461          472,019
   Other current assets....................................................              40,898           26,621
                                                                                   ------------     ------------
Total current assets.......................................................             932,163          707,504
                                                                                   ------------     ------------
Property, plant and equipment (net of accumulated depreciation of
   $135,888 and $119,891, respectively)....................................             241,052          224,260
                                                                                   ------------     ------------
Other assets:
   Excess of cost over net assets acquired - net...........................             428,883          417,782
   Other assets - net......................................................             409,217          433,587
                                                                                   ------------     ------------
Total other assets.........................................................             838,100          851,369
                                                                                   ------------     ------------
                                                                                   $  2,011,315     $  1,783,133
                                                                                   ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.......................................        $     95,565     $     30,231
   Accounts payable........................................................             445,602          503,326
   Accrued liabilities.....................................................             123,398          131,316
   Deferred income taxes...................................................              11,414           14,276
                                                                                   ------------     ------------
Total current liabilities..................................................             675,979          679,149
                                                                                   ------------     ------------
Long-term debt.............................................................             708,938          411,886
                                                                                   ------------     ------------
Other long-term liabilities................................................              10,776           12,129
                                                                                   ------------     ------------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities of Designer Finance Trust Holding Solely
   Convertible Debentures..................................................             102,370          101,836
                                                                                   ------------     ------------

Stockholders' equity:
   Common stock; $.01 par value............................................                 655              652
   Additional paid-in capital    ..........................................             960,291          953,512
   Accumulated other comprehensive income..................................             (12,557)         (15,703)
   Accumulated deficit.....................................................            (136,592)        (176,997)
   Treasury stock, at cost.................................................            (284,256)        (171,559)
   Unvested stock compensation.............................................             (14,289)         (11,772)
                                                                                   ------------     ------------
Total stockholders' equity................................................              513,252          578,133
                                                                                   ------------     ------------
                                                                                   $  2,011,315     $  1,783,133
                                                                                   ============     ============




   This Statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          -------------------      -----------------
                                                          JULY 3,      JULY 4,      JULY 3,    JULY 4,
                                                           1999         1998         1999       1998
                                                           ----     ------------    -------  ----------
                                                                           (UNAUDITED)
Net revenues .........................................   $ 484,737   $ 438,874   $ 928,840   $ 858,082
Cost of goods sold ...................................     311,474     307,378     601,488     607,036
                                                         ---------   ---------   ---------   ---------
Gross profit .........................................     173,263     131,496     327,352     251,046
Selling, general and administrative expenses .........     110,688      95,975     212,562     192,138
                                                         ---------   ---------   ---------   ---------
Operating income .....................................      62,575      35,521     114,790      58,908
Interest expense .....................................      18,679      15,146      35,512      28,779
                                                         ---------   ---------   ---------   ---------
Income before income taxes  and cumulative effect
   of change in accounting principle .................      43,896      20,375      79,278      30,129
Provision for income taxes ...........................      16,050       7,435      28,540      11,101
                                                         ---------   ---------   ---------   ---------
Income before cumulative effect of change
    in accounting principle ..........................      27,846      12,940      50,738      19,028
Cumulative effect of change in accounting for deferred
   start-up costs, net ...............................        --          --          --       (46,250)
                                                         ---------   ---------   ---------   ---------
Net income (loss) ....................................   $  27,846   $  12,940   $  50,738   $ (27,222)
                                                         =========   =========   =========   =========
Basic earnings (loss) per common share:
   Income before cumulative effect of change
     in accounting principle .........................   $    0.50   $    0.21   $    0.89   $    0.31
   Cumulative effect of accounting change ............        --          --          --         (0.75)
                                                         ---------   ---------   ---------   ---------
   Net income (loss) .................................   $    0.50   $    0.21   $    0.89   $   (0.44)
                                                         =========   =========   =========   =========
Diluted earnings (loss) per common share:
   Income before cumulative effect of change
     in accounting principle .........................   $    0.49   $    0.20   $    0.87   $    0.30
   Cumulative effect of accounting change ............        --          --          --         (0.72)
                                                         ---------   ---------   ---------   ---------
   Net income (loss) .................................   $    0.49   $    0.20   $    0.87   $   (0.42)
                                                         =========   =========   =========   =========
Cash dividends declared per share of common stock ....   $    0.09   $    0.09   $    0.18   $    0.18
                                                         =========   =========   =========   =========
Shares used in computing earnings per share:
   Basic .............................................      56,034      62,603      57,063      62,358
                                                         =========   =========   =========   =========
   Diluted ...........................................      57,241      64,440      58,295      64,092
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

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                             (DOLLARS IN THOUSANDS)




                                                                                         SIX MONTHS ENDED
                                                                                         ----------------
                                                                                    JULY 3,            JULY 4,
                                                                                     1999               1998
                                                                                    ------           -----------
                                                                                           (UNAUDITED)
Cash flow from operating activities:
Net income (loss)..........................................................      $    50,738         $   (27,222)
                                                                                 -----------         -----------
Non-cash items included in net income:
     Depreciation and amortization.........................................           28,485              27,783
     Cumulative effect of accounting change................................              --               46,250
     Amortization of unvested stock compensation...........................            2,941               2,089
     Change in deferred income taxes.......................................           25,478               6,347
     Other changes in operating accounts...................................         (278,643)           (178,174)
                                                                                 -----------         -----------
Net cash from operating activities.........................................         (171,001)           (122,927)
                                                                                 -----------         -----------
Cash flow from investing activities:
     Disposals of fixed assets.............................................              --                  304
     Purchase of property, plant and equipment.............................          (33,073)            (72,121)
     Acquisition of assets and licenses....................................          (10,208)            (40,986)
     Increase in intangible and other assets...............................          (23,863)            (47,018)
                                                                                 -----------         -----------
Net cash from investing activities.........................................          (67,144)           (159,821)
                                                                                 -----------         -----------
Cash flow from financing activities:
     Borrowing under revolving credit facilities...........................          371,163             328,956
     Borrowing under term loan agreement...................................              --               21,500
     Proceeds from the exercise of stock options and
       repayment of notes receivable from employees........................            1,502              36,436
     Payment of withholding tax on option exercises........................              --              (38,095)
     Purchase of treasury shares ..........................................         (112,875)            (15,671)
     Repayments of debt....................................................           (3,500)             (4,724)
     Dividends paid........................................................          (10,333)            (10,378)
     Other.................................................................             (751)            (33,057)
                                                                                 -----------         ----------
Net cash from financing activities.........................................          245,206             284,967
                                                                                 -----------         -----------
Effect on cash due to currency translation.................................            2,277               2,312
                                                                                 -----------         -----------
Increase (decrease) in cash................................................            9,338               4,531
Cash at beginning of period................................................            9,495              12,009
                                                                                 -----------         -----------
Cash at end of period......................................................      $    18,833         $    16,540
                                                                                 ===========         ===========
Other changes in operating accounts:
    Accounts receivable....................................................      $   (86,602)        $   (71,998)
    Inventories............................................................         (112,734)            (43,886)
    Other current assets...................................................          (13,665)             (1,128)
    Accounts payable and accrued liabilities...............................          (64,191)            (59,803)
    Accrued income taxes...................................................           (1,451)             (1,359)
                                                                                 -----------         -----------
                                                                                 $  (278,643)        $  (178,174)
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


The details of the charges to these reserves in fiscal 1999, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned program, anticipated by the end of fiscal 1999, are summarized below:



                                                             Facilities                         Employee
                                                             shutdowns                        termination
                                             Asset              and          Retail outlet        and
                                           write-offs        realignment     store closings      severance     Total
                                          ----------        ------------     --------------   -------------   ------

Balance as of January 3, 1999               $ 1,600             $ 828            $ 572         $ 3,600       $ 6,600
Cash reductions                                                  (828)            (572)         (2,349)       (3,749)
Non-cash reductions                          (1,600)                                                          (1,600)
                                            -------             -----            -----         -------       -------
Balance as of July 3, 1999                      $ -               $ -              $ -         $ 1,251       $ 1,251
                                            =======             =====            =====         =======       =======


The $1,251 reserve at July 3, 1999 relates to employee severance costs, representing the remaining severance costs for employees terminated prior to fiscal 1999, anticipated to be utilized by early fiscal 2000.

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

NOTE 5 - SUMMARIZED FINANCIAL INFORMATION - DESIGNER HOLDINGS


The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings, as of July 3, 1999 and January 2, 1999 and for the fiscal quarters ended July 3, 1999 and July 4, 1998, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels.




     BALANCE SHEET SUMMARY:                                                             JULY 3,          JANUARY 2,
                                                                                         1999              1999
                                                                                       ---------         ---------
       Current assets......................................................            $ 170,487         $ 115,328
       Noncurrent assets...................................................              581,563           589,191
       Current liabilities.................................................              162,151           140,000
       Noncurrent liabilities..............................................               57,200            58,067
       Redeemable preferred securities.....................................              102,370           101,836
       Stockholders' equity................................................              430,329           404,616



     INCOME STATEMENT SUMMARY:
                                                                                               SIX MONTHS ENDED
                                                                                             ----------------
                                                                                        JULY 3,           JULY 4,
                                                                                        1999(a)           1998(a)
                                                                                       ---------         ---------
       Net revenues........................................................            $ 251,275         $ 203,230
       Cost of good sold...................................................              166,133           137,243
       Net income..........................................................               25,713            18,843



       (a)Excludes net revenues of $35,300 and $35,700 for the six months of fiscal 1999 and 1998 respectively, now reported as Retail Outlet Store division net revenues. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

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




                                                         Severance and            Facility
                                                        Other Employee              Exit
                                                         Related Costs             Costs              Total
                                                       -----------------      --------------      ------------
Balance as of January 3, 1999                                 $9,522                $12,708           $22,230
Cash Reductions                                               (3,399)                (1,839)           (5,238)
                                                              ======                =======           =======
Balance as of July 3, 1999                                    $6,123                $10,869           $16,992
                                                              ======                =======           =======





The $16,992 reserve at July 3, 1999 relates principally to certain facility exit costs and employee severance costs, representing the remaining severance costs for employees terminated prior to fiscal 1999, anticipated to be utilized by the end of fiscal 1999.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


NOTE 6 - CASH FLOW INFORMATION


                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                                        JULY 3,           JULY 4,
                                                                                         1999              1998
                                                                                     -----------         ---------

Cash paid (received) for:
   Interest, including $ 1,392 and $ 1,317 capitalized in fiscal 1999
      and 1998, respectively...............................................     $  34,449                $ 26,992
   Income taxes, net of refunds received...................................         3,024                  (1,740)


NOTE 7 - EARNINGS PER SHARE

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         ------------------         ----------------
                                                           JULY 3,     JULY 4,    JULY 3,    JULY 4,
                                                            1999        1998       1999       1998
                                                          --------   --------     -------    -------
Numerator for basic and diluted earnings (loss) per share:
Income before cumulative effect of change
  in accounting                                           $ 27,846   $ 12,940   $ 50,738   $ 19,028
Cumulative effect of change in accounting .............       --         --         --      (46,250)
                                                          --------   --------   --------   --------
Net income (loss) .....................................   $ 27,846   $ 12,940   $ 50,738   $(27,222)
                                                          ========   ========   ========   ========
Denominator for basic earnings per share--
   weighted average shares ............................     56,034     62,603     57,063     62,358
                                                          --------   --------   --------   --------
Effect of dilutive securities:
   Employee stock options .............................        570      1,335        391      1,267
   Restricted stock shares ............................        489        502        467        467
   Shares under put option contracts ..................        148       --          374       --
                                                          --------   --------   --------   --------
   Dilutive potential common shares ...................      1,207      1,837      1,232      1,734
                                                          --------   --------   --------   --------
   Denominator for diluted earnings per share --
     weighted average adjusted shares .................     57,241     64,440     58,295     64,092
                                                          ========   ========   ========   ========

Basic earnings per share before cumulative effect of
   change in accounting ...............................   $   0.50   $   0.21   $   0.89   $   0.31
                                                          ========   ========   ========   ========
Diluted earnings per share before cumulative effect of
   change in accounting ...............................   $   0.49   $   0.20   $   0.87   $   0.30
                                                          ========   ========   ========   ========

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



                                              SPORTSWEAR   RETAIL
                                  INTIMATE       AND       OUTLET
                                   APPAREL   ACCESSORIES   STORES    TOTAL
                                   -------   -----------   ------    -----

Three months ended July 3, 1999:

   Net revenues ................   $220,968   $230,910   $ 32,859   $484,737
   Adjusted EBITDA .............     48,600     42,300      3,800     94,700
   Depreciation ................      4,200      3,200        900      8,300
   Adjusted EBIT ...............     44,400     39,100      2,900     86,400

Three months ended July 4, 1998:

   Net revenues ................   $220,461   $184,783   $ 33,630   $438,874
   Adjusted EBITDA .............     45,800     29,700      4,000     79,500
   Depreciation ................      3,600      1,200        500      5,300
   Adjusted EBIT ...............     42,200     28,400      3,500     74,100

Six months ended July 3, 1999:

   Net revenues ................   $432,615   $439,172   $ 57,053   $928,840
   Adjusted EBITDA .............     96,300     76,100      4,500    176,900
   Depreciation ................      8,600      5,400      1,400     15,400
   Adjusted EBIT ...............     87,700     70,700      3,100    161,500

Six months ended July 4, 1998:

   Net revenues ................   $438,505   $361,538   $ 58,039   $858,082
   Adjusted EBITDA .............     93,500     56,400      5,500    155,400
   Depreciation ................      7,200      2,100      1,000     10,300
   Adjusted EBIT ...............     86,300     54,200      4,500    145,000


A reconciliation of total segment Adjusted EBIT to total consolidated income before taxes and cumulative effect of a change in accounting principle for the three- and six-months ended July 3, 1999 and July 4, 1998, respectively, is as follows:


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               ---------------------------  -----------------------
                                                                   JULY 3,      JULY 4,       JULY 3,       JULY 4,
                                                                    1999         1998          1999          1998
                                                               -------------  ------------  ----------- -----------
Total Adjusted EBIT for reportable segments...................  $   86,400     $ 74,100    $ 161,500     $ 145,000
General corporate expenses not allocated......................      17,425       13,545       33,610        26,755
Amortization      ............................................       6,400        5,600       13,100        11,100
Effect of early adoption of SOP 98-5..........................          --        8,263          --         22,585
Charges related to an inventory adjustment for production
   and inefficiency costs.....................................          --       11,171          --         25,652
Interest expense  ............................................      18,679       15,146       35,512        28,779
                                                                ----------    ---------   ----------     ---------
Income before income taxes and cumulative effect
   of a change in accounting principle........................  $   43,896    $  20,375   $   79,278     $  30,129
                                                                ==========    =========   ==========     =========


NOTE 9 - COMPREHENSIVE INCOME


                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 ------------------        ----------------
                                                JULY 3,     JULY 4,      JULY 3,      JULY 4,
                                                1999         1998        1999          1998
                                                ----         ----        ----          ----

Net income (loss) ..........................   $ 27,846    $ 12,940    $ 50,738    $(27,222)
                                               --------    --------    --------    --------
Other comprehensive income (loss):
   Foreign currency translation adjustments       8,142        (104)      2,754       4,236
   Unrealized holding gains (losses) .......       (360)       --           602        --
   Tax provision on unrealized holding gains        136        --          (210)       --
                                               --------    --------    --------    --------

Total other comprehensive income (loss) ....      7,918        (104)      3,146       4,236
                                               --------    --------    --------    --------
Comprehensive income (loss) ................   $ 35,764    $ 12,836    $ 53,884    $(22,986)
                                               ========    ========    ========    ========


The components of accumulated other comprehensive income (loss) as of July 3, 1999 and January 2, 1999 are as follows:


                                                                  JULY 3,              JANUARY 2,
                                                                   1999                  1999
                                                                   ----                  ----

Foreign currency translation adjustments......................  $    (12,949)         $    (15,703)
Unrealized holding gains, net.................................           392                    --
                                                                ------------          ------------
Total accumulated other comprehensive income (loss)...........  $    (12,557)         $    (15,703)
                                                                ============          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)




                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                              ------------------      ----------------
                                               JULY 3,     JULY 4,    JULY 3,   JULY 4,
                                                1999        1998       1999      1998
                                                ----        ----       ----      ----
                                                          RESTATED             RESTATED
                                                          --------             --------
                                                  (AMOUNTS IN MILLIONS OF DOLLARS)
                                                              (UNAUDITED)

Net revenues ...............................   $  484.7  $  438.9  $  928.8   $ 858.1
Cost of goods sold .........................      311.5     307.4     601.5     607.1
                                               --------  --------  --------   -------
Gross profit ...............................      173.2     131.5     327.3     251.0
    % of net revenues ......................       35.7%     30.0%     35.2%     29.3%
Selling, general and administrative expenses      110.7      96.0     212.6     192.1
                                               --------  --------  --------   -------
Operating income ...........................       62.5      35.5     114.7      58.9
    % to net revenues ......................       12.9%      8.1%     12.3%      6.9%
Interest expense ...........................       18.7      15.2      35.5      28.8
Provision for income taxes .................       16.0       7.4      28.5      11.1
                                               --------  --------  --------   -------
Income before cumulative effect of change
   in accounting principle .................   $   27.8  $   12.9  $   50.7   $  19.0
                                               ========  ========  ========   =======



     Net revenues in the second quarter of fiscal 1999 were $484.7 million, $45.8 million or 10.4% higher than the $438.9 million recorded in the second quarter of fiscal 1998. For the six-month period, net revenues increased $70.7 million or 8.2% over the comparable 1998 period.



     Net revenues in the Sportswear and Accessories division increased $46.1 million or 24.9% to $230.9 million in the second quarter of fiscal 1999 compared with $184.8 million in the second quarter of fiscal 1998. The improvement was principally due to increased Calvin Klein Jeanswear of $34.3 million and Chaps by Ralph Lauren of $10.1 million. For the six-month period, net revenues increased $77.6 million or 21.5% to $439.2 million compared with $361.6 million in the comparable 1998 period. The improvement was due to increased net revenues in the Calvin Klein Jeanswear and Kidswear businesses of $67.2 million.

     Intimate Apparel division net revenues increased $0.5 million or 0.2% to $221.0 million in the second quarter of fiscal 1999 from $220.5 million in the second quarter of fiscal 1998. Net revenues in the Calvin Klein Underwear segment improved $9.1 million or 14.7% to $70.8 million in the second quarter. The strong results were due to improved international revenues, primarily in Asia. In addition, the division reported strong growth in the Sleepwear segment of $1.7 million, due to the addition of several new accounts, and in the Shapewear segment which increased $9.0 million, where the Weight Watchers brand was launched during the second quarter. Partially offsetting these improvements was a decrease in the core Warner's/Olga businesses of $16.4 million, reflecting a lower level of off-price sales and the discontinuation of certain product lines in the last quarter of fiscal 1998. International sales accounted for approximately 30% of total divisional net sales in the second quarter of fiscal 1999 and 1998. For the six month period, net revenues declined $5.9 million or 1.3% to $432.6 million compared with $438.5 million in the comparable 1998 period, with Warner's /Olga brands down $27.8 million shipping a better mix of product with fewer closeouts than the previous year and lower sales due to discontinued product lines of $9.7 million favorably offset by strong growth in the Calvin Klein Underwear, up $15.9 million and Bodyslimmers and Shapewear, up $12.2 million.



     The Retail Outlet Store division net revenues decreased in both the second quarter and six month period of fiscal 1999 compared with fiscal 1998, the result of the closing of approximately 10 underperforming stores in connection with the 1998 restructuring.



     Gross profit increased $41.8 million or 31.8% to $173.2 million in the second quarter of fiscal 1999 compared with $131.5 million in the second quarter of fiscal 1998. Gross margin was 35.7 % in the second quarter of fiscal 1999 compared with 30.0% in the second quarter of fiscal 1998. For the six-month period, gross profit increased $76.3 million or 30.4% to $327.3 million compared with $251.0 million in the comparable 1998 period. Gross margins improved to 35.2% in the 1999 six month period compared with 29.3% in 1998. The improvement in gross margin is a result of a decline in start-up of $8.3 million and $22.6 million and production and inefficiency costs of $11.2 million and $25.6 million which were included in the fiscal 1998 second quarter and six-month results respectively, a decrease in off-price sales in the Intimate Apparel division and lower costs in both the Intimate Apparel and Sportswear and Accessories divisions resulting from the Company's 1998 restructuring where the Company realigned factories, consolidated facilities and reduced headcount, resulting in a more favorable cost structure.

     Selling, general and administrative expenses increased $14.7 million or 15.3% to $110.7 million (22.8% of net revenues) in the second quarter of fiscal 1999 compared with $96.0 million (21.9% of net revenues) in the second quarter of fiscal 1998. The increase in selling, general and administrative expenses primarily reflects higher corporate expenses of $3.8 million, primarily related to information systems and Year 2000 remediation expenses. For the six month period, selling, general and administrative expenses increased $20.4 million or 10.6% to $212.6 million (22.9% of net revenues) compared with $192.1 million (22.4% of net revenues) in the comparable 1998 period. The increase is the result of higher corporate expenses of $6.8 million, primarily related to information systems and Year 2000 remediation expenses and increased marketing costs of $5.0 million, primarily in the Sportswear and Accessories division.

Operating Profit

Intimate Apparel Division. Operating profit before special charges increased $2.2 million or 5.2% to $44.4 million in the second quarter of fiscal 1999 compared with $42.2 million in 1998, attributable to higher gross profit. For the six-month period, operating profit before special charges increased $1.4 million or 1.6% to $87.7 million compared with $86.3 million for the 1998 six-month period, due to higher gross profit. Fiscal 1998 includes $8.3 million in the second quarter and $22.6 million for the six months of SOP 98-5 start up costs and $11.2 million and $25.6 million of other production and inefficiency costs, in the same periods.

Sportswear and Accessories Division. Operating profit increased $10.5 million or 37.7% to $39.1 million in the second quarter of fiscal 1999 compared with $28.4 million in fiscal 1998, attributable to the 24.9% sales increased mentioned above. For the six-month period, operating profit increased $16.5 million or 30.4% to $70.7 million compared with %54.2 million for the 1998 six-month period, due to the 21.5% sales increase mentioned above.

Retail Outlet Store Division. Operating profit decreased $600,000 to $2.9 million in the second quarter of fiscal 1999 compared with $3.5 million in the second quarter last year. For the six months, operating profit decreased $1.4 million to $3.1 million compared with $4.5 million last year. The decrease is attributable to additional markdowns required to lower inventory.


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

     Net income for the second quarter of fiscal 1999 was $27.8 million compared with net income of $12.9 million in the second quarter of fiscal 1998. For the six-month period, net income before the cumulative effect of a change in accounting principle in the first quarter of 1998 grew by $31.7 million to $50.7 million. The increase in net income reflects the higher net revenues and associated gross profit mentioned above.

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

     Cash used in operations was $(171.0) million in the first half of fiscal 1999 compared with $ (122.9) million in the first half of fiscal 1998. The increase in cash used by operating activities reflects higher seasonal working capital requirements primarily in finished goods inventories to allow for a better order match rate in the second half of the year. Partially offsetting the increase in working capital was a higher level of net income compared with the first half of fiscal 1998.

     Cash used in investing activities was $ (67.1) million for the first half of fiscal 1999 compared with $ (159.8) million in the first half of fiscal 1998. Capital expenditures were $ 33.1 million in the first half of fiscal 1999 compared with $ 72.1 million in the first half of fiscal 1998. Fiscal 1999 included amounts for information systems implementations (net of reimbursements received of $24.0 million) and store fixture programs. During the second quarter of fiscal 1999, the Company acquired certain inventory along with the Canadian license for Chaps by Ralph Lauren for $10.2 million.


     Cash provided from financing activities was $245.2 million in the first half of fiscal 1999 compared with $285.0 million in the first half of fiscal 1998. The increase in the Company's revolving credit balance during the first half of the fiscal year of $371.2 million was higher than the $329.0 million increase in the first half of fiscal 1998 due to the increase in cash used by operating activities as previously discussed. The Company paid approximately $111.1 million for the repurchase of shares in the first half of fiscal 1999 compared with $15.7 million in the first half of fiscal 1998. In 1998, in exchange for shares received from option holders with a fair market value of $38.1 million, the Company paid $38.1 million of withholding taxes on options that were exercised during the year. In the first half of fiscal 1998, in exchange for shares received from option holders with a fair value of $38.1 million, the Company paid $38.1 million of withholding taxes on options that were exercised during the year. The Company repaid $3.5 million of long term debt in the first half of fiscal 1999 compared with $4.7 million in the first half of fiscal 1998.

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

Interest Rate Risk


     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements, which have the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of July 3, 1999, approximately $610.0 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of July 3, 1999, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $ 6.4 million. As of July 3, 1999, the Company had approximately $628.5 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of July 3, 1999 would have had a $0.9 million unfavorable impact on the Company's pre-tax earnings and cash flow over the three-month period. The fair value of the Company's interest rate swap agreements are based upon quotes from brokers and represent the cash requirement if the existing agreements had been settled at quarter-end.

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

Equity Price Risk

   The Company entered into combination put-call contracts to facilitate the repurchase of its common stock. At July 3, 1999, the Company has contracts covering approximately 142,000 shares of common stock with an average forward price of $24.61 per share. At July 3, 1999, the net fair value of these contracts was approximately $0.3 million.

                                     PART II
                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held on May 6, 1999, the shareholders of the Company (i) re-affirmed the performance goals under The Warnaco Group, Inc. Supplemental Incentive Compensation Plan (the number of affirmative votes cast was 46,848,515 and the number of negative votes cast was 2,165,402) and (ii) elected the following nominees to the Company's Board of
Directors:


                                                           For         Against     Withheld
                                                           ---         -------     --------

       Joseph H. Flom....................................  47,878,468      --       1,157,617
       Joseph A. Califano, Jr............................  48,198,672      --         837,413


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