Form 10-Q/A
period 1999-10-02
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

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

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           OCTOBER 2,            JANUARY 2,
                                                                              1999                  1999
                                                                       ------------------    ------------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                   $    13,857             $     9,495
   Accounts receivable less reserves of $21,044 and $36,668                   324,379                 199,369
   Inventories:
      Finished goods                                                          467,507                 379,694
      Work in process                                                         106,123                  39,921
      Raw materials                                                            56,675                  52,404
                                                                          -----------             -----------
   Total inventories                                                          630,305                 472,019
   Other current assets                                                        76,651                  26,621
                                                                          -----------             -----------
Total current assets                                                        1,045,192                 707,504
Property, plant and equipment (net of accumulated depreciation
   of $145,713 and $119,891, respectively)                                    262,245                 224,260
                                                                          -----------             -----------
Other assets:

   Excess of cost over net assets acquired - net                              475,028                 417,782
   Other assets - net                                                         403,635                 433,587
                                                                          -----------             -----------
Total other assets                                                            878,663                 851,369
                                                                          -----------             -----------
                                                                          $ 2,186,100             $ 1,783,133
                                                                          ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Current portion of long-term debt                                      $   123,217             $    30,231
   Accounts payable                                                           475,205                 503,326
   Accrued liabilities                                                        104,077                 131,316
   Deferred income taxes                                                       38,356                  14,276
                                                                          -----------             -----------
Total current liabilities                                                     740,855                 679,149
                                                                          -----------             -----------
Long-term debt                                                                744,237                 411,886
                                                                          -----------             -----------
Other long-term liabilities                                                    28,378                  12,129
                                                                          -----------             -----------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities of Designer Finance Trust Holding Solely

   Convertible Debentures                                                     102,637                 101,836
                                                                          -----------             -----------
Stockholders' equity:

   Common stock:  $.01 par value                                                  655                     652
   Additional paid-in capital                                                 961,017                 953,512
   Accumulated other comprehensive income                                       3,870                 (15,703)
   Accumulated deficit                                                        (97,208)               (176,997)
   Treasury stock, at cost                                                   (285,696)               (171,559)
   Unvested stock compensation                                                (12,645)                (11,772)
                                                                          -----------             -----------
Total stockholders' equity                                                    569,993                 578,133
                                                                          -----------             -----------
                                                                          $ 2,186,100             $ 1,783,133
                                                                          ===========             ===========


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   ---------------------------------       --------------------------------
                                                    OCTOBER 2,          OCTOBER 3,            OCTOBER 2,       OCTOBER 3,
                                                       1999               1998                  1999              1998
                                                   --------------     --------------       --------------    --------------
                                                                                (UNAUDITED)
Net revenues                                        $   579,612       $   544,125            $ 1,508,452       $ 1,402,207
Cost of goods sold                                      378,124           383,733                979,612           990,769
                                                    -----------       -----------            -----------       -----------
Gross profit                                            201,488           160,392                528,840           411,438
Selling, general and administrative expenses            111,277           104,390                323,839           296,528
                                                    -----------       -----------            -----------       -----------
Operating income                                         90,211            56,002                205,001           114,910
Interest Expense                                         20,869            15,077                 56,381            43,856
                                                    -----------       -----------            -----------       -----------
Income before income taxes and cumulative effect
   of change in accounting principle                     69,342            40,925                148,620            71,054
Provision for income taxes                               24,963            13,981                 53,503            25,082
                                                    -----------       -----------            -----------       -----------
Income before cumulative effect of change in
   accounting principle                                  44,379            26,944                 95,117            45,972
Cumulative effect of change in accounting for
   deferred start-up costs, net                            --                --                     --             (46,250)
                                                    -----------       -----------            -----------       -----------
Net income (loss)                                   $    44,379       $    26,944            $    95,117       $      (278)
                                                    ===========       ===========            ===========       ===========

Basic earnings (loss) per common share:
   Income before cumulative effect of change
      in accounting principle                       $      0.80       $      0.44            $      1.68       $      0.74
   Cumulative effect of accounting change                  --                --                     --               (0.74)
                                                    -----------       -----------            -----------       -----------
   Net income (loss)                                $      0.80       $      0.44            $      1.68       $      --
                                                    ===========       ===========            ===========       ===========

Diluted earnings (loss) per common share:
   Income before cumulative effect of change
      in accounting principle                       $      0.80       $      0.43            $      1.65       $      0.72
  Cumulative effect of accounting change                   --                --                     --               (0.72)
                                                    -----------       -----------            -----------       -----------
  Net income (loss)                                 $      0.80       $      0.43            $      1.65       $      --
                                                    ===========       ===========            ===========       ===========

Cash dividends declared per share of common stock   $      0.09       $      0.09            $      0.27       $      0.27
                                                    ===========       ===========            ===========       ===========

Shares used in computing earnings per share:

   Basic                                                 55,154            61,830                 56,463            62,197
                                                    ===========       ===========            ===========       ===========
   Diluted                                               55,793            63,300                 57,497            63,807
                                                    ===========       ===========            ===========       ===========



This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                             (DOLLARS IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                    ----------------------------------------
                                                                       OCTOBER 2,               OCTOBER 3,
                                                                          1999                    1998
                                                                    ------------------    ------------------
                                                                                 (UNAUDITED)
Cash flow from operating activities:
Net income (loss)                                                       $  95,117             $    (278)
                                                                        ---------             ---------
Non-cash items included in net income:
     Depreciation and amortization                                         44,121                36,897
     Cumulative effect of accounting change                                  --                  46,250
     Amortization of unvested stock compensation                            4,585                 3,533
     Change in deferred income taxes                                       51,727                25,736
     Other changes in operating accounts                                 (363,836)              (72,907)
                                                                        ---------             ---------
Net cash from operating activities                                       (168,286)               39,231
                                                                        ---------             ---------

Cash flow from investing activities
     Disposals of fixed assets                                               --                   2,210
     Purchase of property, plant & equipment                              (66,236)             (103,737)
     Payment of assumed liabilities and acquisition accruals                 --                 (18,801)
     Acquisition of assets and licenses                                   (39,708)              (44,088)
     Increase in intangible and other assets                              (16,965)              (71,463)
                                                                        ---------             ---------
Net cash from investing activities                                       (122,909)             (235,879)
                                                                        ---------             ---------

Cash flow from financing activities:
     Borrowing under revolving credit facilities                          433,117               322,637
     Borrowing under term loan agreement                                     --                  42,206
     Proceeds from the exercise of stock options and
        repayment of notes receivable from employees                        1,364                41,982
     Payment of withholding taxes on option exercises                        --                 (38,095)
     Purchase of treasury shares                                         (117,246)              (67,536)
     Repayment of borrowings under term loan                                 --                 (21,500)
     Repayments of debt                                                    (7,780)              (34,438)
     Dividends paid                                                       (15,328)              (16,082)
     Other                                                                 (2,514)              (33,393)
                                                                        ---------             ---------
Net cash from financing activities                                        291,613               195,781
                                                                        ---------             ---------

Effect on cash due to currency translation                                  3,944                 6,047
                                                                        ---------             ---------
Increase (decrease) in cash                                                 4,362                 5,180
Cash at beginning of period                                                 9,495                12,009
                                                                        ---------             ---------
Cash at end of period                                                   $  13,857             $  17,189
                                                                        =========             =========
Other changes in operating accounts:
     Accounts receivable                                                $(123,755)            $(166,305)
     Inventories                                                         (152,109)              (57,551)
     Other current assets                                                 (25,484)                4,554
     Accounts payable and accrued liabilities                             (61,015)              146,883
     Accrued income taxes                                                  (1,473)                 (488)
                                                                        ---------             ---------
                                                                        $(363,836)            $ (72,907)
                                                                        =========             =========


This Statement should be read in conjunction with the accompanying Notes to Consolidated Condensed Financial Statements.

NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of October 2, 1999 as well as its results of operations and cash flows for the periods ended October 2, 1999 and October 3, 1998. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 2, 1999. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

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

The detail of the charges to these reserves is fiscal 1999, including reserves remaining for costs estimated to be incurred through completion of the aforementioned program, anticipated by the end of fiscal 1999, are summarized below:

                                                        Facilities                         Employee
                                                         shutdowns                        termination
                                          Asset            and          Retail outlet         and
                                        write-offs     realignment     store closings      severance       Total
                                      -------------- ----------------- ----------------  -------------- -------------
Balance as of January 3, 1999               $ 1,600             $ 828            $ 572         $ 3,600       $ 6,600

Cash reductions                                                  (828)            (572)         (2,967)       (4,367)
Non-cash reductions                          (1,600)                                                          (1,600)
                                      -------------- ----------------- ----------------  -------------- -------------
Balance as of October 2, 1999               $     -             $   -            $   -         $   633       $   633
                                      ============== ================= ================  ============== =============


The $633 reserve at October 2, 1999 relates to employee severance costs, representing the remaining severance costs for employees terminated prior to fiscal 1999, anticipated to be utilized by early fiscal 2000.

NOTE 4 - INVESTMENTS

During the first quarter of fiscal 1999, the Company received shares of common stock in exchange for the early termination of a non-compete agreement with the former principal stockholder of its Designer Holdings subsidiary. The fair market value of the common stock on the date of issuance was $875, which was recorded as a reduction of goodwill associated with the Designer Holdings acquisition. During 1998 and 1999, the Company invested $7,575 to acquire an interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. These investments are classified as available-for-sale securities and recorded at fair value based on quoted market prices. Unrealized gains at October 2, 1999 of $15,629 (net of deferred income taxes of $8,781), were included as a separate component of stockholder's equity. The Company did not have any marketable securities at January 2, 1999. Marketable securities are included in other current assets at October 2, 1999.

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

        Accounts receivable                   $  1,255
        Inventories                              4,469
        Property and equipment                   1,086
        Intangible and other assets             52,154
        Accounts payable and accrued expenses   (4,341)
        Other liabilities                         (123)
                                              --------
                                              $ 54,500
                                              ========

The final allocation of the purchase price to acquire tangible and intangible assets, based on an independent appraisal, will be completed by the end of fiscal 1999. The acquisition did not have a material pro-forma impact on 1999 consolidated earnings.

NOTE 6 - SUMMARIZED FINANCIAL INFORMATION - DESIGNER HOLDINGS


The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings, as of October 2, 1999 and January 2, 1999 and for the nine months ended October 2, 1999 and October 3, 1998, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein,

Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels.


  BALANCE SHEET SUMMARY:

                                                      OCTOBER 2,           JANUARY 2,
                                                         1999                  1999
                                                    ----------------      --------------
     Current assets .....................              $207,650              $115,328
     Noncurrent assets ..................               544,831               589,191
     Current liabilities ................               138,755               140,000
     Noncurrent liabilities .............                56,767                58,067
     Redeemable preferred securities ....               102,637               101,836
     Stockholder's equity ...............               454,322               404,616



      INCOME STATEMENT SUMMARY:
                                                             NINE MONTHS ENDED
                                                             -----------------
                                                     OCTOBER 2,              OCTOBER 3,
                                                      1999(a)                  1998(a)
                                                      -------                  -------
     Net revenues ...................                $413,505                $332,806
     Cost of goods sold .............                 264,253                 223,449
     Net income .....................                  49,706                  33,061



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



                                                         Severance and                Facility
                                                        Other Employee                  Exit
                                                         Related Costs                 Costs                  Total
                                                    ------------------------      -----------------      -----------------
Balance as of January 3, 1999                                        $9,522                $12,708                $22,230

Cash Reductions                                                      (4,019)                (1,839)                (5,858)
                                                    ------------------------      -----------------      -----------------
Balance as of October 2, 1999                                        $5,503                $10,869                $16,372
                                                    ========================      =================      =================


The $16,372 reserve at October 2, 1999 relates principally to certain facility exit costs and employee severance costs, representing the remaining severance costs for employees terminated prior to fiscal 1999, anticipated to be utilized by the end of fiscal 1999.

NOTE 7 - CASH FLOW INFORMATION

                                                                                 NINE MONTHS ENDED
                                                                                 -----------------
                                                                           OCTOBER 2,         OCTOBER 3,
                                                                              1999               1998
                                                                        ---------------   ----------------
     Cash paid (received) for:
       Interest, including $2,455 and  $962 capitalized in
            fiscal 1999 and 1998, respectively                            $    54,679        $   42,224
       Income taxes, net of refunds received                              $     5,491        $   (7,571)



NOTE 8 - EARNINGS PER SHARE

                                                                       Three Months Ended          Nine Months Ended
                                                                   ---------------------------  -------------------------
                                                                     OCTOBER 2,    OCTOBER 3,    OCTOBER 2,   OCTOBER 3,
                                                                       1999          1998          1999         1998
                                                                   -------------  ------------  -----------  ------------
                                                                                         (UNAUDITED)
Numerator for basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting               $ 44,379       $ 26,944       $ 95,117       $ 45,972
Cumulative effect of change in accounting                                 --             --             --          (46,250)
                                                                      --------       --------       --------       --------
Net income (loss)                                                     $ 44,379       $ 26,944       $ 95,117       $   (278)
                                                                      ========       ========       ========       ========
Denominator for basic earnings per share -- weighted
   average shares                                                       55,154         61,830         56,463         62,197
                                                                      --------       --------       --------       --------
Effect of dilutive securities:
   Employee stock options                                                  169            521            316          1,019
   Restricted stock shares                                                 470            507            468            481
   Shares under put option contracts                                      --              442            250            110
                                                                      --------       --------       --------       --------
   Dilutive potential common shares                                        639          1,470          1,034          1,610
                                                                      --------       --------       --------       --------
   Denominator for diluted earnings per share --
      weighted average adjusted shares                                  55,793         63,300         57,497         63,807
                                                                      ========       ========       ========       ========
Basic earnings per share before cumulative effect of
   change in accounting                                               $   0.80       $   0.44       $   1.68       $   0.74
                                                                      ========       ========       ========       ========
Diluted earnings per share before cumulative effect of
   change in accounting                                               $   0.80       $   0.43       $   1.65       $   0.72
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



                                                                Sportswear          Retail
                                                Intimate           and              Outlet
                                                Apparel        Accessories          Stores             Total
                                             ---------------  ---------------   ---------------  ------------------
Three months ended October 2, 1999:
         Net Revenues                             $ 250,072        $ 289,857          $ 39,683           $ 579,612
         Adjusted EBITDA                             60,000           57,200             5,700             122,900
         Depreciation                                 6,200            1,400               600               8,200
         Adjusted EBIT                               53,800           55,800             5,100             114,700
Three months ended October 3, 1998:
         Net Revenues                             $ 245,138        $ 262,455          $ 36,532           $ 544,125
         Adjusted EBITDA                             59,500           45,400             5,700             110,600
         Depreciation                                 4,200            1,300               200               5,700
         Adjusted EBIT                               55,300           44,100             5,500             104,900
Nine months ended October 2, 1999:
         Net Revenues                             $ 682,687        $ 729,029          $ 96,736         $ 1,508,452
         Adjusted EBITDA                            156,300          133,300            10,200             299,800
         Depreciation                                14,800            6,800             2,100              23,700
         Adjusted EBIT                              141,500          126,500             8,100             276,100
Nine months ended October 3, 1998:
         Net Revenues                             $ 683,643        $ 623,993          $ 94,571         $ 1,402,207
         Adjusted EBITDA                            153,000          101,800            11,200             266,000
         Depreciation                                11,500            3,500             1,200              16,200
         Adjusted EBIT                              141,500           98,300            10,000             249,800



On an ongoing basis, the Company reviews and updates the methodology reflected in the cost accounting processes throughout the Company including its manufacturing units. During the third quarter of fiscal 1999, this review resulted in a refinement of the calculation of certain inventoriable costs in the Intimate Apparel division which resulted in an increase to inventory with a corresponding reduction of cost of sales of approximately $6.0 million, net of tax. Substantially all of this inventory was sold in the fourth quarter and relieved at the higher costs, thus the full year impact is not expected to be material in the 1999 fiscal year. A reconciliation of total segment Adjusted EBIT to total consolidated income before taxes and cumulative effect of a change in accounting principle for the three- and nine-months ended October 2, 1999 and October 3, 1998, respectively, is as follows:



                                                                    Three Months Ended               Nine Months Ended
                                                               ------------------------------  -------------------------------
                                                                October 2,      October 3,      October 2,      October 3,
                                                                   1999            1998            1999             1998
                                                               --------------  --------------  --------------   --------------
Total adusted EBIT for reportable segments                         $ 114,700       $ 104,900       $ 276,100        $ 249,800
General corporate expenses not allocated                              17,489          16,259          51,099           43,116
Amortization                                                           7,000           6,100          20,000           17,000
Effect of early adoption of SOP 98-5                                       -          14,473               -           37,058
Charges related to an inventory adjustment
     for production and inefficiency costs                                 -          12,066               -           37,718
Interest expense                                                      20,869          15,077          56,381           43,856
                                                               --------------  --------------  --------------   --------------
Income before income taxes and cumulative effect
     of a change in accounting policy                               $ 69,342        $ 40,925       $ 148,620         $ 71,052
                                                               ==============  ==============  ==============   ==============




NOTE 10 - COMPREHENSIVE INCOME


                                                        Three Months Ended                       Nine Months Ended
                                               -------------------------------------    ------------------------------------
                                                 October 2,           October 3,          October 2,          October 3,
                                                    1999                 1998                1999                1998
                                               ----------------    -----------------    ----------------   -----------------
Net income (loss)                                     $ 44,379             $ 26,944           $  95,117              $ (278)
                                               ----------------    -----------------    ----------------   -----------------
Other comprehensive income (loss):
   Foreign currency translation adjustments              1,190               (7,118)              3,944              (2,882)
   Unrealized holding gains (losses)                    23,808                    -              24,410                   -
   Tax provision on unrealized holding gains            (8,571)                   -              (8,781)                  -
                                               ----------------    -----------------    ----------------   -----------------
Total other comprehensive income (loss)                 16,427               (7,118)             19,573              (2,882)
                                               ================    =================    ================   =================
Comprehensive income (loss)                           $ 60,806             $ 19,826           $ 114,690            $ (3,160)
                                               ================    =================    ================   =================




The components of accumulated other comprehensive income (loss) as of October 2, 1999 and January 2, 1999 are as follows:


                                                               OCTOBER 2,          JANUARY 2,
                                                                 1999                 1999
                                                          ------------------- -------------------
Foreign currency translation adjustments                       $(11,759)            $(15,703)
Unrealized holding gains, net                                    15,629                 --
                                                               --------             --------
Total accumulated other comprehensive income (loss)            $  3,870             $(15,703)
                                                               ========             ========


NOTE 11 - SUBSEQUENT EVENT

On October 10, 1999 the Company announced that it made a cash offer to acquire all of the outstanding common stock of Authentic Fitness Corporation in a negotiated transaction for $20.50 per share in cash plus the assumption of Authentic Fitness' debt. On November 15, 1999 the Company and Authentic Fitness Corporation entered into a definitive merger agreement for Warnaco's acquisition, subject to certain conditions, of all of the common stock of Authentic Fitness for $20.80 per share in cash. In connection with the proposed transaction, the Company has obtained financing commitments from several financial institutions in the amount of $600,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)


                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     -------------------------------        --------------------------------
                                                       OCTOBER 2,       OCTOBER 3,            OCTOBER 2,           OCTOBER 3,
                                                         1999             1998                  1999                 1998
                                                     --------------  ---------------        --------------     -------------
                                                                             (AMOUNTS IN MILLIONS OF DOLLARS)
                                                                                     (UNAUDITED)
Net revenues                                            $  579.6           $  544.1           $  1,508.4           $  1,402.2
Cost of goods sold                                         378.1              383.7                979.6                990.8
                                                        --------           --------           ----------           ----------
Gross profit                                               201.5              160.4                528.8                411.4
   % of net revenues                                        34.8%              29.5%                35.1%                29.3%
Selling, general and administrative expenses               111.3              104.4                323.8                296.5
                                                        --------           --------           ----------           ----------
Operating income                                            90.2               56.0                205.0                114.9
   % of net revenues                                        15.6%              10.3%                13.6%                 8.2%
Interest expense                                            20.9               15.1                 56.4                 43.9
Provision for income taxes                                  24.9               14.0                 53.5                 25.1
                                                        --------           --------           ----------           ----------
Income before cumulative effect of change
   in accounting principle                              $   44.4           $   26.9           $     95.1           $     45.9
                                                        ========           ========           ==========           ==========


     Net revenues in the third quarter of fiscal 1999 were $579.6 million, $35.5 million or 6.5% higher than the $544.1 million recorded in the third quarter of fiscal 1998. For the nine month period, net revenues increased $106.2 million or 7.6% over the comparable 1998 period.


     Net revenues in the Sportswear and Accessories division increased $27.4 million or 10.4% to $289.9 million in the third quarter of fiscal 1999 compared with $262.5 million in the third quarter of fiscal 1998. The improvement was principally due to strong shipments of Calvin Klein jeans, up $31.0 million coupled with the September 1999 acquisition of ABS by Allen Schwartz, which accounted for $34 million of sales. Partially offsetting these increases were lower Chaps sales of $6.6 million, primarily due to the loss of two customers accounting for over $6.0 million of 1998 third quarter sales. For the nine month period, net revenues increased $105.0 million or 16.8% to $729.0 million compared with $624.0 million in the comparable 1998 period. The improvement was due to stronger Calvin Klein jeanswear and kidswear shipments of $98.2 million.

     Intimate Apparel division net revenues increased $4.9 million or 2.0% to $250.1 million in the third quarter of fiscal 1999 from $245.1 million in the third quarter of fiscal 1998. Net revenues in the Calvin Klein Underwear segment improved $1.8 million or 1.9% to $98.8 million in the third quarter. The division reported strong growth in the Sleepwear segment of $2.1 million, due to the addition of several new accounts, and in the Shapewear segment, where the Weight Watchers brand was launched during the second quarter of 1999 generating $5.0 million of sales. Partially offsetting these improvements was a decrease in the core Warner's/Olga businesses of $5.4 million, reflecting a lower level of off-price sales, the discontinuation of certain product lines in the last quarter of fiscal 1998 and the loss of three major customers. International sales accounted for approximately 26% of total divisional net sales in the third quarter of fiscal 1999 compared with 33% in the 1998 third quarter. For the nine month period, net revenues declined $1.0 million or 0.1% to $682.7 million compared with $683.6 million in the comparable 1998 period, with the Warner's and Olga brands, down $33.2 million affected by the loss of three major customers as well as discontinued product lines of $3.9 million, favorably offset by strong growth in Calvin Klein Underwear, up $17.7 million, Bodyslimmers, up $7.7 million and Weight Watchers with sales of $11.3 million.


     The Retail Outlet Store division net revenues increased $3.2 million or 8.6% to $39.7 million in the third quarter of fiscal 1999 compared with fiscal 1998 net revenues of $36.5 million. For the nine month period, net revenues increased $2.2 million or 2.3% to $96.7 million. During 1999, the Company closed 10 underperforming stores in connection with the 1998 restructuring.


     Gross profit increased $41.1 million or 25.6% to $201.5 million in the third quarter of fiscal 1999 compared with $160.4 million in the third quarter of fiscal 1998. Gross margin was 34.8% in the third quarter of fiscal 1999 compared with 29.5% in the third quarter of fiscal 1998. For the nine month period, gross profit increased $117.4 million or 28.5% to $528.8 million compared with $411.4 million in the comparable 1998 period. Gross margins improved to 35.1% in the 1999 nine month period compared with 29.3% in 1998. The improvement in gross margin is a result of a decline in start-up costs of $14.5 million and $37.1 million and production and inefficiency costs of $12.1 million and $37.7 million in the third quarter and first nine months of fiscal 1998, respectively, a decrease in off-price sales in the Intimate Apparel division and lower costs in both the Intimate Apparel and Sportswear and Accessories divisions resulting from the Company's 1998 restructuring where the Company realigned factories, consolidated facilities and reduced headcount, resulting in a more favorable cost structure and refinement in the calculation of certain inventoriable costs. See Note 9 -- Business Segments.

     Selling, general and administrative expenses increased $6.9 million or 6.6% to $111.3 million (19.2% of net revenues) in the third quarter of fiscal 1999 compared with $104.4 million (19.2% of net revenues) in the third quarter of fiscal 1998. The increase in selling, general and administrative expenses primarily reflects higher corporate expenses of $12.2 million, primarily related to information systems and Year 2000 remediation expenses. For the nine month period, selling, general and administrative expenses increased $27.3 million or 9.2% to $323.8 million ( 21.5% of net revenues) compared with $296.5 million ( 21.1% of net revenues) in the comparable 1998 period. The increase is the result of higher corporate expenses of $8.0 million, primarily related to information systems and Year 2000 remediation expenses and increased marketing costs of $7.2 million, primarily in the Sportswear and Accessories division.

Operating Profit

Intimate Apparel Division. Operating profit before special charges decreased $1.5 million or 2.7% to $53.8 million in the third quarter of fiscal 1999 compared with $55.3 million in 1998, attributable to lower gross profit. For the nine-month period, operating profit before special charges were flat at $141.5 million on flat sales. Fiscal 1998 includes $14.5 million in the third quarter and $37.1 million for the nine months of SOP 98-5 start-up costs and $12.1 million and $37.7 million of other production and inefficiency costs, in the same periods.

Sportswear and Accessories Division. Operating profit increased $11.7 million or 26.5% to $55.8 million in the third quarter of fiscal 1999 compared with $44.1 million in fiscal 1998, attributable to the 10.4% sales increase and cost savings measures implemented last year. For the nine-month period, operating profit increased $28.2 million or 28.7% to $126.5 million compared with $98.3 million for the 1998 nine-month period, due to the 16.8% sales increase and cost savings measures implemented last year.

Retail Outlet Store Division. Operating profit decreased $400,000 to $5.1 million in the third quarter of fiscal 1999 compared with $5.5 million in the third quarter last year. For the nine-month period, operating profit decreased $1.9 million to $8.1 million compared with $10.0 million last year. The decrease in attributable to additional markdowns required to lower inventory.


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


     Cash provided from financing activities was $291.6 million in the first nine months of fiscal 1999 compared with $195.8 million in the first nine months of fiscal 1998. The increase in the Company's revolving credit balance during the first nine months of the fiscal year of $433.1 million was higher than the $322.6 million increase in the first nine months of fiscal 1998 due to the increase in cash used by operating activities as previously discussed. The Company paid approximately $117.2 million for the repurchase of shares in the first nine months of fiscal 1999 compared with $67.5 million in the first nine months of fiscal 1998. In 1998, in exchange for shares received from option holders with a fair market value of $38.1 million, the Company paid $38.1 million of withholding taxes on options that were exercised during the year. The Company repaid $7.8 million of long term debt in the first nine months of fiscal 1999 compared with $55.9 million in the first nine months of fiscal 1998.


     The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet the working capital, share repurchase and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

     In October 1999, the Company announced that it made a cash offer to acquire all of the outstanding common stock of Authentic Fitness Corporation in a negotiated transaction for $20.50 per share in cash plus the assumption of Authentic Fitness' debt. On November 15, 1999 the Company and Authentic Fitness Corporation entered into a definitive merger agreement for Warnaco's acquisition, subject to certain conditions, of all of the common stock of Authentic Fitness for $20.80 per share in cash. In connection with the proposed transaction, the Company has obtained financing commitments from several financial institutions in the amount of $600.0 million.

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

Interest Rate Risk


     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements, which have the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of October 2, 1999, approximately $610.0 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 5.99%, limiting the Company's risk to any future shift in interest rates. As of October 2, 1999, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $12.2 million. As of October 2, 1999, the Company had approximately $749.0 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of October 2, 1999 would have had a $1.1 million unfavorable impact on the Company's pre-tax earnings and cash flow over the three-month period.


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

                                     PART II
                                OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits.


               27.1 Financial Data Schedule

          (b) Reports on Form 8-K.

         A Report on Form 8-K was filed August 19, 1999 in connection with the acquisition of the Rights Agreement between the Registrant and The Bank of New York, as Rights Agreement.

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