Form 10-K/A
period 2000-01-01
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

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


(d)   The fiscal 1996 and 1997 financial statements were restated (in fiscal
      1998) to reflect $38.0 million ($23.2 million net of income tax benefit or $0.45 per diluted share) and $57.0 million ($35.4 million net of income tax benefit or $0.67 per diluted share), respectively, of charges related to an adjustment for inventory production and inefficiency costs. The restatement resulted from flaws in the Company's Intimate Apparel Division inventory costing control system that have since been corrected.


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

10.34 U.S. $600,000,000 Amended and Restated Credit Agreement dated as of November 17, 1999 among Warnaco Inc. as Borrower, The Bank of Nova Scotia as Administrative Agent, and Citibank, N.A. as Syndication Agent amending Credit agreement dated August 12, 1997.*

10.35 Five-Year Credit Agreement dated as of November 17, 1999 among Warnaco Inc. as Borrower, The Bank of Nova Scotia as Administrative Agent, Citibank, N.A. as Syndication Agent and Societe Generale and CommerzBank AG as Co-Documentation Agents.*

10.36 Sixth Amended and Restated Credit Agreement, dated as of November 17, 1999, among Warnaco Inc., as the U.S. Borrower, Designer Holdings, Ltd., as the Sub Borrower, Those Wholly-owned Domestic Subsidiaries Designated From Time To Time, as the Warnaco Sub Borrowers,
      Warnaco (HK) Ltd., Warnaco B.V., Warnaco Netherlands B.V. and Warnaco Holland B.V., as the Foreign Borrowers, The Warnaco Group, Inc., as a Guarantor, Certain Financial Institutions, as the Lenders, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders.*

21    Subsidiaries of the Company.*

23.1  Consent of Deloitte & Touche LLP*

23.2  Consent of PricewaterhouseCooopers LLP*

27    Financial Data Schedule.*

99.1 Designer Holdings, Ltd. Annual Report on Form 10-K for the year ended December 31, 1996 (incorporated herein by reference -- Commission file number 1-11707).

99.2 Authentic Fitness Corporation Annual Report on Form 10-K for the fiscal year ended July 3, 1999 (incorporated herein by reference -- Commission file number 1-11202).

* Previously filed

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