Form 10-Q
period 2000-04-01
WARNACO GROUP INC /DE/
filed 2000-05-16
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

                      [X]  Yes       [ ]  No

The number of shares outstanding of the registrant's Class A Common Stock as of May 12, 2000 is as follows: 53,243,388.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            APRIL 1,      JANUARY 1,
                                                                             2000           2000
                                                                         ------------    ----------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                  $     2,023    $     9,328
   Accounts receivable less reserves of $21,513 and $32,872,
      respectively                                                           342,995        314,961
   Marketable securities                                                         700         72,921
   Inventories                                                               734,705        734,439
   Other current assets                                                       70,748         66,015
                                                                         -----------    -----------
Total current assets                                                       1,151,171      1,197,664
Property, plant and equipment (net of accumulated depreciation
   of $167,424 and $152,946, respectively)                                   346,195        326,352
                                                                         -----------    -----------
Other assets:
   Excess of cost over net assets acquired - net                             837,573        842,262
   Other assets - net                                                        338,375        337,997
   Deferred income taxes                                                      68,737         58,710
                                                                         -----------    -----------
Total other assets                                                         1,244,685      1,238,969
                                                                         -----------    -----------
                                                                         $ 2,742,051    $ 2,762,985
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                     $    11,554    $    11,052
   Short-term debt                                                           160,966        133,752
   Accounts payable                                                          547,425        599,768
   Accrued liabilities                                                       109,550        111,262
   Accrued income tax payable                                                 16,700         16,217
   Deferred income taxes                                                       7,468          7,468
                                                                         -----------    -----------
Total current liabilities                                                    853,663        879,519
                                                                         -----------    -----------
Long-term debt                                                             1,179,264      1,187,951
                                                                         -----------    -----------
Other long-term liabilities                                                   54,945         29,295
                                                                         -----------    -----------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities ($120,000 -- par value) of Designer Finance Trust Holding
   Solely Convertible Debentures                                             103,025        102,904
                                                                         -----------    -----------
Stockholders' equity:
   Common stock: $.01 par value                                                  654            654
   Additional paid-in capital                                                961,368        961,368
   Accumulated other comprehensive income (loss)                             (12,902)        24,877
   Deficit                                                                   (75,212)       (99,461)
   Treasury stock, at cost                                                  (313,138)      (313,138)
   Unearned stock compensation                                                (9,616)       (10,984)
                                                                         -----------    -----------
Total stockholders' equity                                                   551,154        563,316
                                                                         -----------    -----------
                                                                         $ 2,742,051    $ 2,762,985
                                                                         ===========    ===========

       This Statement should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                           --------------------------
                                                             APRIL 1,        APRIL 3,
                                                              2000            1999
                                                           ----------      ----------
                                                                  (UNAUDITED)
Net revenues                                               $ 606,988       $ 444,103
Cost of goods sold                                           425,418         290,014
                                                           ---------       ---------
Gross profit                                                 181,570         154,089
Selling, general and administrative expenses                 138,238         101,874
Other operating expenses                                       6,547            -
                                                           ---------       ---------
Operating income                                              36,785          52,215
Investment income                                            (42,782)           --
Interest expense                                              33,852          16,833
                                                           ---------       ---------
Income before provision for income taxes                      45,715          35,382
Provision for income taxes                                    17,143          12,490
                                                           ---------       ---------
Net income                                                 $  28,572       $  22,892
                                                           =========       =========

Basic earnings per common share                            $    0.54       $    0.39
                                                           =========       =========

Diluted earnings per common share                          $    0.53       $    0.39
                                                           =========       =========

Cash dividends declared per share of common stock          $    0.09       $    0.09
                                                           =========       =========

Shares used in computing earnings per share:
   Basic                                                      52,787          58,092
                                                           =========       =========
   Diluted                                                    53,425          59,354
                                                           =========       =========

       This Statement should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                               -------------------------
                                                                 APRIL 1,       APRIL 3,
                                                                  2000           1999
                                                               ---------       ---------
                                                                      (UNAUDITED)
Cash flow from operating activities:
Net income                                                    $  28,572       $  22,892
Adjustments to reconcile net income
  to net cash from operating activities:
     Pre-tax gain on sale of investment                         (42,782)            -
     Depreciation and amortization                               23,055          13,785
     Amortization of unearned stock compensation                  1,368           1,431
     Deferred income taxes                                       14,390          11,442
Change in operating assets and liabilities:
     Accounts receivable                                        (28,034)        (62,801)
     Inventories                                                   (266)        (73,691)
     Other current assets                                        (3,861)         (9,662)
     Accounts payable and accrued liabilities                   (55,346)        (30,529)
     Accrued income taxes                                           483             119
                                                              ---------       ---------
Net cash from operating activities                              (62,421)       (127,014)
                                                              ---------       ---------

Cash flow from investing activities:
     Disposals of fixed assets                                      367             -
     Purchase of property, plant & equipment                    (34,850)         (1,765)
     Proceeds from sale of marketable securities                 50,357             -
     Increase in intangible and other assets                     (3,997)        (10,223)
                                                              ---------       ---------
Net cash from investing activities                               11,877         (11,988)
                                                              ---------       ---------

Cash flow from financing activities:
     Net borrowing under credit facilities                       24,748         197,604
     Proceeds from the exercise of stock options                     -               63
     Proceeds from termination of interest rate swaps            26,076             -
     Purchase of treasury shares                                     -          (38,917)
     Repayments of debt                                          (3,913)         (3,500)
     Cash dividends paid                                         (4,791)         (5,304)
     Other                                                         (174)           (453)
                                                              ---------       ---------
Net cash from financing activities                               41,946         149,493
                                                              ---------       ---------

Effect on cash due to currency translation                        1,293          (3,922)
                                                              ---------       ---------
Increase (decrease) in cash                                      (7,305)          6,569
Cash at beginning of period                                       9,328           9,495
                                                              ---------       ---------
Cash at end of period                                         $   2,023       $  16,064
                                                              =========       =========

       This Statement should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 1, 2000 as well as its results of operations and cash flows for the periods ended April 1, 2000 and April 3, 1999. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

Impact of New Accounting Standards: In March 2000, the Emerging Issues Task Force issued Issue 00-7 "Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur". This EITF will require the Company to mark to market the Equity Forward Purchase Transaction Agreements the ("Equity Agreements") entered into in the first quarter of fiscal 2000 unless the Company amends such agreements by December 31, 2000 to remove provisions which require net cash settlement.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137 "Deferral of the effective date of FASB Statement No. 133" delaying the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company is evaluating the application of the new statement and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

Long-term debt: As of April 1, 2000, the Company has excluded short-term obligations totaling $483,008 from current liabilities because it intends to refinance this obligation on a long-term basis. The Company has the ability to consummate the refinancing by utilizing long-term commitments in place as of April 1, 2000.

Other operating expense: In the first quarter of fiscal 2000, the Company recorded severance costs of $6,547 related to cost saving initiatives and programs involving 136 employees. The Company paid $3,894 in severance during the first quarter and $2,653 was accrued at April 1, 2000 for remaining severance obligations which are expected to be paid by the end of fiscal 2000.


NOTE 2 - EQUITY

As of April 1, 2000 and January 1, 2000, Class A common stock outstanding was 53,231,173 shares, net of 12,163,650 shares held in treasury and 53,229,388 shares, net of 12,163,650 held in treasury, respectively. The Company may repurchase an additional 10.3 million shares under the existing stock repurchase program.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)



In connection with the Company's Stock Buyback Program, the Company entered into Equity Agreements with two banks for terms of up to two and one-half years. The Equity Agreements allow for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock. The Equity Agreements are required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. The Equity Agreements require net cash settlement in an event of default, as defined. As of April 1, 2000, the banks had purchased
5.2 million shares under the Equity Agreements. As of April 1, 2000, the prices at which the Company would effect physical settlement or settle in cash or in net shares with the two banks under the Equity Agreements are $10.46 and $12.39. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. If these Equity Agreements were settled on a net cash basis at April 1, 2000, the Company would be entitled to receive $2,000 based on the closing price of the Company's stock.


NOTE 3 - RESTRUCTURING, SPECIAL CHARGES AND OTHER NON-RECURRING ITEMS

1998

As a result of a strategic review of the Company's businesses, manufacturing and other facilities, product lines and styles and worldwide operations following significant acquisitions in 1996 and 1997, in the fourth quarter of 1998 the Company initiated the implementation of programs designed to streamline operations and improve profitability. These programs resulted in charges related to costs to exit certain product lines and styles, as well as facilities and realignment of manufacturing and distribution activities, including charges related to inventory write-downs and employee termination and severance benefits. In the first quarter of fiscal 2000, the Company paid in cash the remaining $337 reserve related to employee termination and severance.


NOTE 4 - FINANCIAL INSTRUMENTS

During 1998 and 1999, the Company invested $7,575 to acquire an interest in InterWorld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. In the first quarter of fiscal 2000 the Company sold its investment in InterWorld Corporation resulting in a realized pre-tax gain of $42,782 ($25,862 net of taxes), which is recorded as investment income.

In the first quarter of fiscal 2000, the Company received cash proceeds of $26,076 from the termination of certain interest rate swaps. Three of these swaps had converted variable rate borrowings of $610,000 to a fixed rate of 5.99% through September 2004 while a fourth swap had converted variable rate borrowings of $75,000 to a fixed rate of 6.66% through September 2003. The $26,076 gain from the termination of these swaps will be recognized in interest income over the remaining life of the swaps.

The Company entered into five new interest rate swaps during the first quarter of fiscal 2000 which convert variable rate borrowings of $637,000 to an average fixed rate of 6.65% for periods ranging from nine to twelve months.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 5 - ACQUISITIONS

AUTHENTIC FITNESS CORPORATION

In December 1999, the Company acquired all of the outstanding common stock of Authentic Fitness Corporation ("Authentic Fitness") for $437,100, excluding debt assumed of approximately $154,170 and other costs incurred in the acquisition of $3,255. The acquisition (all of which was financed) was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the results of operations for Authentic Fitness commencing on December 16, 1999. The preliminary allocation of the total purchase price, exclusive of cash acquired of approximately $7,000, to the fair value of the net assets acquired and liabilities assumed is summarized as follows:



     Fair value of assets acquired...........................$ 674,256
     Liabilities assumed.....................................  (79,731)
                                                             ---------
     Purchase price -- net of cash balances..................$ 594,525
                                                             =========

Included in intangible and other assets for the Authentic Fitness acquisition is $372,700 of goodwill which is being amortized over 40 years. The final assessment of the purchase accounting will be completed during fiscal 2000.

The following summarized unaudited pro forma information combines financial information of the Company with Authentic Fitness for the three months ended April 1, 2000 and April 3, 1999, respectively, assuming the acquisition had occurred as January 2, 1999. The unaudited pro-forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition. The unaudited pro-forma information reflects interest expense on the additional financing of $437,100 incurred for the acquisition and the amortization of goodwill using a 40-year life.


                                                 For the Three Months Ended
                                              -----------------------------
                                                 April 1,        April 3,
                                                   2000            1999
                                              -------------   -------------
Statement of Income Data:
Net revenues                                     $607.0          $586.7
Net income                                       $ 28.6          $ 29.9
                                                 =======         =======

Basic earnings per common share                  $ 0.54          $ 0.52
                                                 =======         =======

Diluted earnings per common share                $ 0.53          $ 0.50
                                                 =======         =======


The unaudited pro-forma combined information is not necessarily indicative of the results of operations of the combined companies, had the acquisition occurred on the dates specified above, nor is it indicative of future results of operations for the combined companies at any future date or for any future periods.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


A.B.S. CLOTHING COLLECTION, INC.

In September 1999, the Company acquired the outstanding common stock of A.B.S. Clothing Collection, Inc. ("ABS"). ABS is a leading contemporary designer of casual sportswear and dresses sold through better department and specialty stores. The purchase price consisted of a cash payment of $29,500, shares of the Company's common stock with a fair market value of $2,200 and a deferred cash payment of $22,800 and other costs incurred in the acquisition of approximately $1,208. The acquisition was accounted for as a purchase. The preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed is summarized as follows:

            Fair value of assets acquired                     $59,720
            Liabilities assumed                                (4,012)
                                                              -------
                Purchase price                                $55,708
                                                              =======


The acquisition did not have a material pro-forma impact on 1999 consolidated earnings. Included in intangibles and other assets for the A.B.S. acquisition is $54,068 of goodwill, which is being amortized over 20 years. The final assessment of the purchase accounting will be completed during fiscal 2000.


NOTE 6 - INVENTORY


                                FOR THE THREE MONTHS ENDED
                            ---------------------------------
                                APRIL 1,          JANUARY 1,
                                 2000               2000
                            -------------      --------------
Finished goods                   $564,666          $563,583
Work in process                    96,062            89,422
Raw materials                      73,977            81,434
                                 ---------         ---------
                                 $734,705          $734,439
                                 =========         =========

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 7 - SUMMARIZED FINANCIAL INFORMATION - DESIGNER HOLDINGS LTD.

The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings Ltd, as of April 1, 2000 and January 1, 2000 and for the three months ended April 1, 2000 and April 3, 1999, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans(R), CK Calvin Klein Jeans(R), and CK/Calvin Klein/Khakis(R) labels. In the first quarter fiscal 2000 the Company paid in cash the remaining $209 reserve related to employee severance and other related costs.

The information below is not indicative of the future operating results.


BALANCE SHEET SUMMARY:
                                                     APRIL 1,           JANUARY 1,
                                                      2000                2000
                                                   ------------       -------------

     Current assets                                  $183,336            $160,296
     Noncurrent assets                                497,505             549,090
     Current liabilities                               65,770             107,408
     Noncurrent liabilities                            33,761              29,168
     Redeemable preferred securities                  103,025             102,904
     Stockholders' equity                             478,285             469,906

INCOME STATEMENT SUMMARY:                                  THREE MONTHS ENDED
                                                   --------------------------------
                                                    APRIL 1,              APRIL 3,
                                                    2000 (a)              1999 (a)
                                                   ------------       -------------

     Net revenues                                    $118,791            $119,750
     Cost of goods sold                                82,989              80,363
     Net income                                         8,379              11,001




(a) Excludes net revenues of $20,230 and $15,640 for the three months of fiscal 2000 and 1999 respectively, reported as Retail Store division net revenues. As a result of the integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                  THREE MONTHS ENDED
                                                                            -------------------------------
                                                                               APRIL 1,          APRIL 3,
                                                                                 2000              1999
                                                                            --------------   --------------
Cash paid for:
     Interest, including $365 and $770 capitalized in the first
        quarter of fiscal 2000 and 1999, respectively                           $34,723           $16,311
     Income taxes, net of refunds received                                        2,374             3,800


NOTE 9 - EARNINGS PER SHARE

                                                                                   THREE MONTHS ENDED
                                                                           ----------------------------------
                                                                              APRIL 1,           APRIL 3,
                                                                                2000               1999
                                                                           ---------------    ---------------
Numerator for basic and diluted earnings per share:
Net income                                                                      $28,572           $22,892
                                                                                =======           =======
Denominator for basic earnings per share -- weighted
   average shares                                                                52,787            58,092
                                                                                -------           -------
Effect of dilutive securities:
   Employee stock options                                                            14               216
   Restricted stock shares                                                          430               445
   Shares under equity agreements                                                   194               601
                                                                               --------           -------
   Dilutive potential common shares                                                 638             1,262
                                                                               --------           -------
   Denominator for diluted earnings per share -
      weighted average adjusted shares                                           53,425            59,354
                                                                               ========           =======
Basic earnings per share                                                        $  0.54           $  0.39
                                                                                =======           =======
Diluted earnings per share                                                      $  0.53           $  0.39
                                                                                =======           =======




Options to purchase shares of common stock that were outstanding during the three month period of fiscal 2000 and 1999 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below.



                                                     APRIL 1,            APRIL 3,
                                                       2000                1999
                                                   --------------     --------------
Number of shares under option                        14,123,556         12,638,208
Range of exercise prices                           $13.13-$42.88      $25.50-$42.88

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share for any of the periods presented, as the impact would have been antidilutive.

NOTE 10 - BUSINESS SEGMENTS

The Company operates in three segments: Sportswear and Accessories, Intimate Apparel, and Retail Stores.

The Sportswear and Accessories segment designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportswear and Jeanswear, men's accessories and men's, women's, junior's and children's active apparel under the Chaps by Ralph Lauren'r', Calvin Klein'r', Catalina'r', A.B.S. by Allen Schwartz'r', Speedo'r', Oscar de la Renta'r', Anne Cole'r', Cole of California'r', Sandcastle'r', Sunset Beach'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r' and White Stag'r' brand names.

The Intimate Apparel segment designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Van Raalte'r', Fruit of the Loom'r', Weight Watchers'r' and Bodyslimmers'r' brand names, and men's underwear under the Calvin Klein'r' brand name.

The Retail Store segment which is comprised of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through 142 stores under the Speedo Authentic Fitness'r' name as well as 124 Company outlet stores for the disposition of excess and irregular inventory. The Company does not manufacture or source products exclusively for the outlet stores.

Information by business segment is set forth below:


                                                    SPORTSWEAR
                                                        AND          INTIMATE           RETAIL
                                                    ACCESSORIES       APPAREL           STORES          TOTAL
                                                  --------------  ---------------  --------------  ---------------
Three months ended April 1, 2000:
-----------------------------------------------
      Net revenues                                     $359,024         $199,899         $48,065         $606,988
      Adjusted EBITDA                                    69,900           26,100          (9,100)          86,900
      Depreciation                                        4,800            5,700             800           11,300
      Adjusted EBIT                                      65,100           20,400          (9,900)          75,600

Three months ended April 3, 1999:
-----------------------------------------------
      Net revenues                                     $208,262         $210,661         $25,180         $444,103
      Adjusted EBITDA                                    33,800           47,700             700           82,200
      Depreciation                                        2,200            4,400             600            7,200
      Adjusted EBIT                                      31,600           43,300             100           75,000

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


A reconciliation of total segment Adjusted EBIT to total consolidated income before taxes and cumulative effect of a change in accounting principle for the three months ended April 1, 2000 and April 3, 1999, respectively, is as follows:



                                                                                  THREE MONTHS ENDED
                                                                          ---------------------------------
                                                                             APRIL 1,           APRIL 3,
                                                                               2000               1999
                                                                          ------------       --------------
Total adjusted EBIT for reportable segments                                 $ 75,600            $75,000
General corporate expenses not allocated                                      20,513             16,185
Other operating expenses                                                       6,547               -
Depreciation of Corporate assets and amortization                             11,755              6,600
Investment income                                                            (42,782)              -
Interest expense                                                              33,852             16,833
                                                                        -------------       ------------
Income before provision for income taxes                                    $ 45,715            $35,382
                                                                        =============       ============



NOTE 11 - COMPREHENSIVE INCOME


                                                                                  THREE MONTHS ENDED
                                                                        -----------------------------------
                                                                            APRIL 1,         APRIL 3,
                                                                              2000             1999
                                                                        --------------    -------------
Net income                                                                 $  28,572            $22,892
                                                                        --------------    -------------
Other comprehensive income (loss):
   Foreign currency translation adjustments                                    1,293             (5,388)
   Change in unrealized gains                                                (64,635)               962
   Income tax (expense)/benefit                                               25,563               (346)
                                                                       ----------------   --------------
Total other comprehensive (loss)                                             (37,779)            (4,772)
                                                                       ----------------   --------------
Comprehensive income (loss)                                                $  (9,207)           $18,120
                                                                       ================   ==============

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)



The components of accumulated other comprehensive income (loss) as of April 1, 2000 and January 1, 2000 are as follows:

                                                                          APRIL 1,         JANUARY 1,
                                                                            2000              2000
                                                                     -----------------  ----------------
Foreign currency translation adjustments                                    $(12,796)          $(14,089)
Unrealized holding gains, net                                                   (106)            38,966
                                                                     -----------------  ----------------

Total accumulated other comprehensive income (loss)                         $(12,902)          $24,877
                                                                     =================  ================




NOTE 12 - LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

                     STATEMENT OF OPERATIONS (SELECTED DATA)


                                                                    THREE MONTHS ENDED
                                                             ----------------------------------
                                                                APRIL 1,          APRIL 3,
                                                                  2000              1999
                                                             ---------------   ----------------
                                                             (Amounts in millions of dollars)
                                                                        (Unaudited)

Net revenues                                                        $ 607.0            $ 444.1
Cost of goods sold                                                    425.4              290.0
                                                             ---------------   ----------------
Gross profit                                                          181.6              154.1
     % of net revenues                                                 29.9 %             34.7 %
Selling, general and administrative expenses                          138.3              101.9
Other operating expense                                                 6.5                -
                                                             ---------------   ----------------
Operating income                                                       36.8               52.2
     % to net revenues                                                  6.1 %             11.8 %
Investment income                                                     (42.7)               -
Interest expense                                                       33.8               16.8
Provision for income taxes                                             17.1               12.5
                                                             ---------------   ----------------
Net income                                                           $ 28.6             $ 22.9
                                                             ===============   ================


Net revenues increased $162.9 million or 36.7% to $607.0 million in the first quarter of fiscal 2000 compared with $444.1 million in the first quarter of fiscal 1999. Net revenues contributed by the 1999 acquisitions of Authentic Fitness $(146.3) million, Chaps Canada $(3.2) million, and ABS $(11.6) million amounted to $161.1 million. Discontinued brands accounted for a reduction in net revenues of $2.2 million. In addition, the strength of the U.S. dollar against the Euro accounted for a reduction of $3.8 million in net revenues. Excluding the impact of all of these items, net revenues from continuing brands increased approximately 2.0%.

     SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues increased $150.8 million or 72.4% to $359.0 million in the first quarter of fiscal 2000 compared with $208.3 million in the first quarter of fiscal 1999. Net revenues contributed by the 1999 acquisitions of Authentic Fitness $(132.1) million, Chaps Canada $(3.2) million and ABS $(11.6) million amounted to $146.9 million. Excluding acquisitions, net revenues increased $3.9 million or 1.9%. The increase in net revenue for continuing brands was generated by the Chaps Division, which increased $3.9 million, and the CK Accessories Division which increased $4.3 million. These increases were partially offset in the Calvin Klein Jeans Division whose net revenues decreased by $4.3 million primarily in its juniors business.


     INTIMATE APPAREL DIVISION. Net revenues decreased $10.8 million or 5.1% to $199.9 million in the first quarter of fiscal 2000 compared with $210.7 million in the first quarter of fiscal 1999. Discontinued brands accounted for a reduction in net revenues of $2.2 million and the loss of three major customers in 1999 (Uptons, Eaton's and Mercantile) accounted for a loss of $8.0 million of net revenues. In addition, the strength of the U.S. dollar against the Euro accounted for a reduction of $3.8 million in net revenues. Excluding the impact of all of these items, net revenues from continuing brands increased 1.5%. Warner's and Olga decreased $9.4 million primarily due to the loss the three major customers. Calvin Klein underwear increased $3.5 million in the first quarter 1999. Lejaby net revenues decreased $3.7 million due to the effect of the weakness of the Euro against the U.S. dollar.

     RETAIL STORE DIVISION. Net revenues increased $22.9 million or 90.9% to $48.1 million in the first quarter of fiscal 2000 compared with $25.2 million in the first quarter of fiscal 1999. The acquisition of Authentic Fitness contributed $14.2 million to net revenues. Excluding net revenues of Authentic Fitness net revenues increased $8.7 million or 35.1% due to a significant effort made to liquidate excess inventory and improve cash flow.

Gross profit increased $27.5 million or 17.8% to $181.6 million in the first quarter of fiscal 2000 compared with $154.1 million in the first quarter of fiscal 1999. Gross margin was 29.9% in the first quarter of fiscal 2000 compared with 34.7% in the first quarter of fiscal 1999. The decrease in gross margin is attributable to markdowns taken in the first quarter of fiscal 2000 to reduce inventories and improve cash flow.

     SPORTSWEAR AND ACCESSORIES DIVISION Gross profit increased $49.2 million or 75.3% to $114.5 million in the first quarter of fiscal 2000 compared with $65.3 million in the first quarter 1999. Gross margins were 31.9% in the first quarter fiscal 2000 compared with 31.4% in the first quarter fiscal 1999. The increase in gross margin is due to higher margins in the Authentic Fitness brands partially offset by markdowns taken in the first quarter fiscal 2000 primarily to reduce Calvin Klein juniors inventories and improve cash flow.

     INTIMATE APPAREL DIVISION. Gross profit decreased $29.2 million or 36.8% to $50.2 million in the first quarter of fiscal 2000 compared with $79.4 million in the first quarter 1999. Gross margins were 25.1% in the first quarter fiscal 2000 compared with 37.7% in the first quarter fiscal 1999. The decrease in gross margin is due to markdowns taken in the first quarter fiscal 2000 to reduce inventories and improve cash flow.

     RETAIL STORE DIVISION. Gross profit increased $7.5 million or 79.8% to $16.9 million in the first quarter of fiscal 2000 compared with $9.4 million in the first quarter fiscal 1999. Gross margins were 35.1% in the first quarter fiscal 2000 compared with 37.3% in the first quarter fiscal 1999. The decrease in gross margin is due to markdowns taken in the first quarter of fiscal 2000 to reduce inventories and improve cash flow, partially offset by higher margins in the Authentic Fitness retail stores.

Selling, general and administrative expenses increased $36.4 million or 35.7% to $138.2 million as compared to $101.9 million in first quarter fiscal 1999. Selling, general and administrative expenses as a percentage of net revenue were 22.8% in the first quarter of fiscal 2000 compared with 22.9% in the first quarter fiscal 1999. The decreased selling, general and administrative expenses as a percent of net sales is due primarily to cost saving initiatives implemented in the Company, partially offset by higher depreciation and amortization expense related to additional goodwill for acquisitions and depreciation for systems implemented in fiscal 1999.

OPERATING PROFIT

     SPORTSWEAR AND ACCESSORIES DIVISION. Operating profit increased $33.5 million or 106.0% to $65.1 million in the first quarter of fiscal 2000 compared with $31.6 million in the first quarter of fiscal 1999. The increase in operating profit primarily was due to the acquisition of Authentic Fitness, Chaps Canada and ABS.

     INTIMATE APPAREL DIVISION. Operating profit decreased $22.9 million or 52.9% to $20.4 million in the first quarter of fiscal 2000 compared with $43.3 million in the first quarter of fiscal 1999. The decrease in operating profit primarily was due to markdowns taken and other costs incurred in the first quarter of fiscal 2000 to reduce inventories and improve cash flow.

     RETAIL STORE DIVISION. Operating loss increased $10.0 million to ($9.9) million in the first quarter of fiscal 2000 compared with $0.1 million in the first quarter fiscal 1999. The decrease in operating profit was due to markdowns taken and other costs incurred in the first quarter of fiscal 2000 to reduce inventories and improve cash flow.

OTHER OPERATING EXPENSE. The Company recorded severance costs in the first quarter of fiscal 2000, of $6.5 million related to cost saving initiatives and programs involving 136 employees. The Company paid $3.9 million in severance during the first quarter and $2.6 million was accrued at April 1, 2000 for remaining severance obligations which are expected to be paid by the end of fiscal 2000.

The Company earned $42.7 million ($25.9 net of taxes) in the first quarter of fiscal 2000 from the sale of its equity investment in InterWorld Corporation.

Interest expense increased $17.0 million to $33.8 million in the first quarter of fiscal 2000 compared with $16.8 million in the first quarter of fiscal 1999. The increase reflects the funding of the Company's 1999 acquisitions and stock buyback program, which totaled more than $800 million.

The provision for income taxes for the first quarter of fiscal 2000 reflects an estimated full year effective tax rate of 37.5% compared to a full year effective rate of 34.3% for fiscal 1999. The estimated full year effective tax rate for fiscal 2000 is higher due to the increase in non-deductible expenses resulting from the Company's 1999 acquisitions.

Net income for the first quarter fiscal 2000 was $28.6 million compared with net income of $22.9 million in the first quarter of fiscal 1999.


CAPITAL RESOURCES AND LIQUIDITY.

The Company's liquidity requirements arise primarily from its debt service requirements and the funding of its working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising during the first half of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first six months of the fiscal year.

Cash used in operations was $62.4 million in the first quarter of fiscal 2000 compared with cash used in operations of $127.0 million in the first quarter of fiscal 1999. The substantial improvement in cash used by operating activities of $64.6 million reflects the successful effort to liquidate inventory, which improved by $73.4 million. The Company normally uses the greatest amount of cash on working capital in the first quarter due to seasonal inventory requirements.

Cash provided by investing activities was $11.9 million for the first quarter of fiscal 2000 compared with cash use of $(12.0) million in the first quarter of fiscal 1999. The fiscal 2000 first quarter includes proceeds from the sale of the Company's equity investment in InterWorld Corporation for $50.4 million. Capital expenditures in the quarter were $34.9 million compared to $1.8 million in the comparable 1999 period. The first quarter of fiscal 2000 includes amounts for information systems implementations of $13.4 million and store fixture programs of $12.0 million.

Cash provided by financing activities was $41.9 million in the first quarter of fiscal 2000 compared with $149.5 million in the first quarter of fiscal 1999. The increase in the Company's revolving credit balance during the first quarter of fiscal 2000 of $24.7 million was substantially less than the $197.6 million increase in the first quarter of fiscal 1999 due to the improvement in cash used by operating activities as previously discussed. In addition, the Company received $26.1 million in the first quarter 2000 from the termination of certain interest rate swaps. The Company paid $38.9 million in the first quarter of 1999 for the purchase of its shares in treasury. The Company paid $4.8 million of dividends in the first quarter of fiscal 2000 compared to $5.3 million in the first quarter of fiscal 1999.

The Company believes that funds available under its existing credit arrangements and cash flow to be generated from future operations will be sufficient to meet the working capital, share repurchase and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

NEW ACCOUNTING STANDARDS

In March 2000, the Emerging Issues Task Force issued Issue 00-7 "Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur". This EITF will require the Company to mark to market the Equity Forward Purchase Transaction Agreements entered into in the first quarter of fiscal 2000 unless the Company amends such agreements by December 31, 2000 to remove provisions which require net cash settlement.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137 "Deferral of the effective date of FASB Statement No. 133" delaying the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Company is evaluating the application of the new statement and the impact on the Company's consolidated financial position, liquidity, cash flows and results of operations.

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

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements, which have the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of April 1, 2000, approximately $643.5 million of interest-rate sensitive obligations were swapped to achieve an average fixed rate of 6.65%, limiting the Company's risk to any future shift in interest rates. As of April 1, 2000, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $0.2 million. As of April 1, 2000, the Company had approximately $1,325.6 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of April 1, 2000 would have had a $2.2 million unfavorable impact on the Company's pre-tax earnings and cash flow over the three-month period.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of April 1, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.3 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.7 million.

Equity Price Risk

The Company is subject to market risk from changes in its stock price as a result of the Equity Agreements. The Equity Agreements allow for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock from two banks. The Equity Agreements are required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. The Equity Agreements require net cash settlement in an event of default, as defined. As of April 1, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. As of April 1, 2000, the prices at which the Company would effect physical settlement or settle in cash or in net shares with the two banks under the Equity Agreements are $10.46 and $12.39. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. If these Equity Agreements were settled on a net cash basis at April 1, 2000, the Company would be entitled to receive $2.0 million based on the closing price of the Company's stock. Assuming a hypothetical 10% adverse change in the Company's stock price, the Company would be required to make a payment of $3.6 million if these Equity Agreements were settled on a net cash basis at April 1, 2000.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on May 4, 2000, the shareholders voted on the following proposals:

PROPOSAL 1 -- Election of Directors
------------------------------------------------------


                                        FOR                           WITHHOLD AUTHORITY
                               Nominee listed at left        to vote for Nominee listed at left
                             ----------------------------   --------------------------------------

Linda J. Wachner                     43,485,158                           1,968,122

Andrew G. Galef                      43,503,346                           1,949,934

Stuart D. Buchalter                  43,500,702                           1,952,578



PROPOSAL 2 -- Shareholder Proposal on Vendor Standards
------------------------------------------------------

                   FOR                    AGAINST                 ABSTAIN
                   ---                    -------                 -------
                2,803,484                27,299,325              1,522,648

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

       10.37 -- Scotia Capital (U.S.A.) Inc. ("Party A"), The Warnaco Group, Inc. ("Party B") Equity Forward Purchase Transaction.

       10.38 -- SunTrust Bank ("Party A"), The Warnaco Group, Inc. ("Party B") Equity Forward Purchase Transaction.

       27.1  -- Financial Data Schedule

          (b) Reports on Form 8-K.

A report on Form 8-K was filed on January 18, 2000 relating to the merger of A Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Warnaco, and Authentic Fitness Corporation, a Delaware Corporation ("Authentic Fitness").

A report on Form 8-K/A was filed on February 29, 2000, relating to the merger of A Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Warnaco, and Authentic Fitness Corporation, a Delaware corporation ("Authentic Fitness").

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




Date:   May 16, 2000                   By: /s/ STANLEY P. SILVERSTEIN
                                           -----------------------------
                                           Stanley P. Silverstein
                                           Vice President, General Counsel
                                                    and Secretary

                            STATEMENT OF DIFFERENCES
                            ------------------------
Characters normally expressed as subscript shall be expressed as baseline characters.