Form 10-Q
period 2000-07-01
WARNACO GROUP INC /DE/
filed 2000-08-15
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000

                                       or

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

         The number of shares outstanding of the registrant's Class A Common Stock as of August 11, 2000 is as follows: 52,692,100.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION
Item 1. Financial Statements
                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                              July 1,        January 1,
                                                                                               2000             2000
                                                                                            --------------  ------------
                                                                                             (Unaudited)
ASSETS
Current assets:
  Cash                                                                                         $  11,940     $    9,328
  Accounts receivable, less reserves of $23,699 and $32,872 respectively                         339,588        314,961
  Marketable securities                                                                              700         72,921
  Inventories                                                                                    638,247        734,439
  Other current assets                                                                            39,572         66,015
                                                                                             -----------     ----------
Total current assets                                                                           1,030,047      1,197,664
Property, plant and equipment (net of accumulated depreciation
  of $181,086 and $152,946, respectively)                                                        359,885        326,352
                                                                                             -----------     -----------
Other assets:
  Excess of cost over net assets acquired - net                                                  836,797        842,262
  Other assets - net                                                                             334,160        337,997
  Deferred income taxes                                                                          115,485         58,710
                                                                                             -----------    -----------
Total other assets                                                                             1,286,442      1,238,969
                                                                                             -----------    -----------
                                                                                              $2,676,374     $2,762,985
                                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt                                                                12,150         11,052
 Short-term debt                                                                                 222,628        133,752
 Accounts payable                                                                                470,777        599,768
 Accrued liabilities                                                                             136,053        111,262
 Income taxes payable                                                                             10,238         16,217
 Deferred income taxes                                                                             8,470          7,468
                                                                                             -----------    -----------
Total current liabilities                                                                        860,316        879,519
                                                                                             -----------    -----------
Long-term debt                                                                                 1,178,976      1,187,951
                                                                                             -----------    -----------
Other long-term liabilities                                                                       53,637         29,295
                                                                                             -----------    -----------
Company-Obligated Mandatorily Redeemable Convertible Preferred
  Securities ($120,000 - par value) of Designer Finance Trust Holding
  Solely Convertible Debentures                                                                  103,143        102,904
                                                                                             -----------    -----------
Stockholders' equity:
  Common stock: $.01 par value                                                                       654            654
  Additional paid-in capital                                                                     961,368        961,368
  Accumulated other comprehensive income (loss)                                                  (17,554)        24,877
  Deficit                                                                                       (141,922)       (99,461)
  Treasury stock, at cost                                                                       (313,840)      (313,138)
  Unearned stock compensation                                                                     (8,404)       (10,984)
                                                                                             -----------    -----------

Total stockholders' equity                                                                       480,302        563,316
                                                                                             -----------    -----------
                                                                                              $2,676,374     $2,762,985
                                                                                             ===========    ============

    This Statement should be read in conjunction with the accompanying Notes to
                     Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)


                                                         Three Months Ended              Six Months Ended
                                                    ------------------------------  ---------------------------
                                                        July 1,       July 3,          July 1,         July 3,
                                                         2000          1999             2000            1999
                                                       --------       ------          -------        --------
                                                                              (Unaudited)
Net revenues                                          $596,559       $484,737       $1,203,547        $928,840
Cost of goods sold                                     497,958        311,474          924,225         601,488
                                                       --------      --------         ----------      ---------
Gross profit                                            98,601        173,263          279,322         327,352
Selling, general and administrative expenses           157,663        110,688          301,599         212,562
                                                       --------      --------         ----------      ---------
Operating income (loss)                                (59,062)        62,575          (22,277)        114,790
Investment income                                           --            --           (42,782)             --
Interest expense                                        34,465         18,679           68,317          35,512
                                                       --------      --------         ----------      ---------
Income (loss) before provision for income taxes        (93,527)        43,896          (47,812)         79,278
Income tax provision (benefit)                         (31,135)        16,050          (13,992)         28,540
                                                       --------      --------         ----------      ---------
Net income (loss)                                     $(62,392)       $27,846         $(33,820)        $50,738
                                                       ========      ========         ==========      ==========

                                                       --------      --------         ----------      ---------
Basic earnings (loss) per common share                $  (1.18)       $  0.50         $  (0.64)        $  0.89
                                                       ========      ========         ==========      ==========

                                                       --------      --------         ----------      ----------
Diluted earnings (loss) per common share              $  (1.18)       $  0.49         $  (0.64)      $    0.87
                                                       ========      ========         ==========      ==========

                                                       --------      --------         ----------      ---------
Cash dividends declared per share of common stock     $   0.09        $  0.09         $   0.18       $    0.18
                                                       ========      ========         ==========      ==========
Shares used in computing earnings (loss) per share:
   Basic                                                52,821         56,034           52,788          57,063
                                                       ========      ========         ==========      ==========
   Diluted                                              52,821         57,241           52,788          58,295
                                                       ========      ========         ==========      ==========



This Statement should be read in conjunction with the accompanying Notes to
                  Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)


                                                                              Six Months Ended
                                                                      ---------------------------------
                                                                       July 1,                 July 3,
                                                                        2000                    1999
                                                                      -----------           -----------
                                                                                 (Unaudited)
Cash flow from operating activities:
Net income (loss)                                                      $ (33,820)           $  50,738
Adjustments to reconcile net income (loss)
  to net cash from operating activities:
     Pre-tax gain on sale of investment                                  (42,782)                  --
     Depreciation and amortization                                        46,516               28,485
     Write-off of property, plant & equipment                              3,205                   --
     Amortization of unearned stock compensation                           2,580                2,941
     Deferred income taxes                                               (30,456)              25,478
Change in operating assets and liabilities:
     Accounts receivable                                                 (24,627)             (86,602)
     Inventories                                                          96,192             (112,734)
     Other current assets                                                 26,737              (13,665)
     Accounts payable and accrued liabilities                           (104,200)             (64,191)
     Income taxes payable                                                 (5,979)              (1,451)
                                                                        ---------            ---------
Net cash from operating activities                                       (66,634)            (171,001)
Cash flow from investing activities:
     Disposals of fixed assets                                               290                   --
     Purchase of property, plant & equipment                             (62,201)             (33,073)
     Acquisition of assets and licenses                                       --              (10,208)
     Proceeds from sale of marketable securities                          50,357                   --
     Increase in intangible and other assets                             (11,080)             (23,863)
                                                                        ---------            ---------
Net cash from investing activities                                       (22,634)             (67,144)
Cash flow from financing activities:
     Net borrowing under credit facilities                                84,334              371,163
     Proceeds from termination of interest rate swaps                     26,076                   --
     Proceeds from the exercise of stock options and
         repayment of notes receivable from employees                         --                1,502
     Purchase of treasury shares and payment of
         withholding tax on restricted stock/option exercises               (702)            (112,875)
     Repayments of debt                                                   (1,484)              (3,500)
     Cash dividends paid                                                  (9,577)             (10,333)
     Other                                                                (1,557)                (751)
                                                                        ---------            ---------
Net cash from financing activities                                        97,090              245,206

Effect on cash due to currency translation                                (5,210)               2,277
                                                                        ---------            ---------
Increase in cash                                                           2,612                9,338
Cash at beginning of period                                                9,328                9,495
                                                                        ---------            ---------
Cash at end of period                                                  $  11,940             $ 18,833
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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of July 1, 2000 as well as its results of operations and cash flows for the periods ended July 1, 2000 and July 3, 1999. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

         Impact of New Accounting Standards: In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this statement on its consolidated financial position, liquidity, cash flows and results of operations.

In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 is effective for calendar year companies in the fourth quarter of 2000 and would be treated as a cumulative effect of an accounting change or prospectively to new sales incentives offered on or after the effective date. Prior period financial statements presented for comparative purposes would be reclassified to comply with the income statement display requirements. The Company is currently evaluating the impact that adoption of EITF No. 00-14 will have on its financial position and results of operations.

In March 2000, the Emerging Issues Task Force issued Issue 00-7 "Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur". This EITF will require the Company to mark to market the Equity Forward Purchase Transaction Agreements ("Equity Agreements") entered into in the first quarter of fiscal 2000 unless the Company amends such agreements by December 31, 2000 to remove provisions which require net cash settlement. See
Note 2 to the consolidated condensed financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)



bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have a significant impact on its results of operations or equity.

         Long-term debt: As of July 1, 2000, the Company has excluded short-term obligations relating to a bridge facility totaling $459,539 from current liabilities because it intends to refinance this obligation on a long-term basis. The Company has the ability to consummate the refinancing by utilizing long-term commitments in place as of July 1, 2000. On July 19, 2000, the Company received commitments from its lead banks to, among other things, extend this facility, subject to closing conditions, through August 12, 2002. See Note 5 to the consolidated condensed financial statements.

Note 2 - Equity

         As of July 1, 2000 and January 1, 2000, Class A common stock outstanding was 53,162,185 shares, net of 12,245,209 shares held in treasury and 53,229,388 shares, net of 12,163,650 held in treasury, respectively. The Company is authorized to repurchase an additional 10,300,000 shares under its existing stock repurchase program.

         In connection with the Company's stock repurchase program, the Company entered into Equity Agreements with two banks for terms of up to two and one-half years. The Equity Agreements allow for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock. The Equity Agreements are required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. The Equity Agreements require net cash settlement in an event of default, as defined. As of July 1, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. As of July 1, 2000, the prices at which the Company would effect physical settlement or settle in cash or in net shares with the two banks under the Equity Agreements are $10.65 and $12.67. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. In accordance with the terms of the Equity Agreements, the banks could, based on the current price of the Company's stock and action by one of the applicable rating agencies, elect to terminate the Equity Agreements in which event physical settlement by the Company would be required. Each of the banks has deferred action in connection with the Equity Agreements pending further amendments to extend the termination date of the Equity Agreements to August 12, 2002. If these Equity Agreements were settled on a net cash or physical settlement basis at July 1, 2000, the Company would be required to make a payment of approximately $20,200 or approximately $60,600 respectively.

Note 3 - Special Charges

Second Quarter of fiscal 2000

         As a result of a strategic review of the Company's worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles, the Company initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company. As a result of the decision to implement these programs, the Company recorded restructuring, special charges and other non-recurring items of $105,963 ($69,936 net of income tax benefits) during the second quarter of fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and leasehold and contract termination costs, employee termination and severance benefits, retail outlet store closings and other related costs. Of the total amount of

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)

charges, $90,931 is reflected in cost of goods sold and $15,032 is reflected in selling, administrative and general expenses. The detail of the charge, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs, anticipated by the end of fiscal 2000, are summarized below;




                                                Facility
                              Inventory         shutdown         Employee
                           write-down and     and contract      termination
                             other asset       termination     and severance    Retail outlet
                             write-offs           costs            costs        store closings      Other          Total
                          ------------------ ---------------- ---------------- ----------------- -------------  -------------

Provisions                     $57,879             $22,237          $14,472        $ 10,375        $ 1,000         $105,963
Cash Reductions                     --             (11,822)          (2,922)             --           (273)         (15,017)
Non-cash reductions            (14,474)                 --               --              --             --          (14,474)
                              ----------           ---------        --------       ---------      ---------       ---------
Balance as of
 July 1, 2000                  $43,405             $10,415          $11,550        $ 10,375        $   727         $ 76,472
                              ==========           =========        ========       =========      =========      ==========





Inventory write-down and other asset write-offs $(57,879)

Management's strategic review of the Company's manufacturing and distribution facilities and product lines and styles resulted in the decision to close six manufacturing plants and eight distribution facilities and discontinue the manufacturing of certain raw materials and product styles that were associated with theses facilities. Included in the above amount are charges for inventory write-downs for obsolete raw materials and finished goods of $55,089 and write-off of fixed assets and investments of $2,790. Of the total charge, $55,767 is included in cost of sales and $2,112 is included in selling, general and administrative expenses.

Facility shutdown and contract termination costs $(22,237)

Costs associated with the shutdown of the facilities mentioned above include plant reconfiguration and shutdown costs of $10,593, which were charged to expense as incurred, lease obligation costs of $2,984 and contractual obligations of $8,660. Of the total charge, $17,663 is included in cost of sales and $4,574 is included in selling, general and administrative expenses.

Employee termination and severance costs $(14,472)

The Company recorded charges of $8,239 to cost of goods sold related to providing severance and benefits to 1,502 manufacturing related employees terminated as a result of the closure of certain facilities. The Company also recorded charges of $6,233 to selling, general and administrative expenses related to providing severance and benefits to 521 distribution and administrative employees terminated as a result of the closure of certain facilities and administrative redundancy.

Retail outlet stores closings $(10,375)

In an effort to improve the overall profitability of the retail outlet division, the Company announced plans to close 8 retail outlet stores. Included in the charge are costs for the write-down of inventory of discontinued product lines and styles which the Company intends to liquidate through these stores of $9,262, the write-off of fixed assets

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)

associated with these stores of $415 and the costs of terminating leases of $698. Of the total charge, $9,262 is included in cost of sales and $1,113 is included in selling, general and administrative expenses.

Other related costs $(1,000)

Also included in the charge are $1,000 of legal expenses related to all of the global initiatives mentioned above which is included in selling, general and administrative expenses.

First Quarter of Fiscal 2000

In the first quarter of fiscal 2000, the Company recorded severance costs of $6,547 ($4,321 net of income tax benefit), $849 related to the cost of providing severance benefits to 364 manufacturing employees which was charged to cost of sales and $5,698 related to 120 management and administrative employees at the date they were terminated, which was charged to selling, general and administrative expenses. All such costs have been paid as of July 1, 2000.

Note 4 - Financial Instruments

         During 1998 and 1999, the Company invested $7,575 to acquire an interest in InterWorld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. In the first quarter of fiscal 2000 the Company sold its investment in InterWorld Corporation resulting in a realized pre-tax gain of $42,782 ($26,739 net of taxes), which is recorded as investment income.

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

Note 5 - Debt

         On June 19, 2000, Warnaco requested and its lenders agreed to waive certain financial covenants contained in certain of its loan agreements for the fiscal quarter ending July 1, 2000 including the $600,000 and $450,000 Revolving Credit Facilities, $600,000 364-day Facility, $500,000 Trade Credit Facility, certain European Credit Lines and the Canadian Credit Facility. The waivers executed on June 19, 2000 were effective through July 27, 2000. As of July 19, 2000, these waivers were extended through September 30, 2000.

         On July 19, 2000, the Company received commitments from its lead banks to amend and extend up to $2.9 billion of existing financing facilities through August 12, 2002. The commitments from these lead banks represent $1.7 billion of the Company's worldwide debt facilities. The agreements, which are subject to various closing conditions described below, are expected to close in September 2000. The contractual maturities of the Company's longer-term debt are unaffected by the transactions. The agreements will extend the maturities of the $500 million trade credit and $600 million bridge loan facilities through August 12, 2002. These facilities

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)



presently have contractual maturities in July and October 2000, respectively. As a result, the Company will have no material debt maturing prior to August 2002. In the interim period, prior to closing, the Company will use bilateral trade facilities, including a supplemental trade credit facility, for its normal trade and letter of credit requirements. The amended financing facilities will be secured by assets owned by Warnaco and its subsidiaries. The new facility agreements are subject to customary closing conditions, the completion of bank debt amendments by the holders of the Company's committed and bilateral financing facilities including approval of the amendments by the requisite lenders, the execution of appropriate documentation, the satisfactory completion of confirmatory due diligence by the bank agents, and the absence of any material adverse change in Warnaco and its subsidiaries taken as a whole.

Note 6 - Acquisitions

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

               Fair value of assets acquired          $674,256
               Liabilities assumed                     (79,731)
                                                      ----------
               Purchase price--net of cash balances   $594,525
                                                      ==========



         Included in intangible and other assets for the Authentic Fitness acquisition is $378,417 of goodwill which is being amortized over 40 years. The final assessment of the purchase accounting will be completed during fiscal 2000.
         The following summarized unaudited pro forma information combines financial information of the Company with Authentic Fitness for the six months ended July 3, 1999, assuming the acquisition had occurred as of January 2, 1999. The unaudited pro-forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition. The unaudited pro-forma information reflects interest expense on the additional financing of $437,100 incurred for the acquisition and the amortization of goodwill using a 40-year life.

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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)




                                                                         Six Months Ended
                                                                              July 3,
                                                                               1999
                                                                         ---------------
            Statement of Income Data:
                  Net revenues                                                $1,216.3
                  Net income                                                  $   64.7
                                                                          ------------
                  Basic earnings per common share                             $   1.13
                                                                          ============
                  Diluted earnings per common share                           $   1.11
                                                                          ============


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



             Fair value of assets acquired                                 $59,720
             Liabilities assumed                                            (4,012)
                                                                        -----------
             Purchase price -- net of cash balances                        $55,708
                                                                        ===========

         The acquisition did not have a material pro-forma impact on 1999 consolidated earnings. Included in intangibles and other assets for the A.B.S. acquisition is $53,820 of goodwill, which is being amortized over 20 years. The final assessment of the purchase accounting will be completed during fiscal 2000.


Note 7 - Inventory


                                                      July 1,          January 1,
                                                       2000               2000
                                                   ------------        -----------
                       Finished goods                $495,904           $563,583
                       Work in process                 78,742             89,422
                       Raw materials                   63,601             81,434
                                                   ------------        -----------
                                                     $638,247           $734,439
                                                   ============        ===========


Note 8 - Summarized Financial Information -- Designer Holdings Ltd.

         The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings Ltd, as of July 1, 2000 and January 1, 2000 and for the three months ended July 1, 2000 and July 3, 1999, and for the six months ended July 1, 2000 and July 3, 1999, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop,

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)


manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels. In the first quarter of fiscal 2000 the Company paid in cash the remaining $209 reserve related to employee severance and other related costs.


The information below is not indicative of the future operating results.

Balance sheet summary:                                July 1,           January 1,
                                                        2000               2000
                                                  -----------------  ------------------
    Current assets                                  $187,050             $160,296
    Noncurrent assets                                504,493              549,090
    Current liabilities                               66,172              107,408
    Noncurrent liabilities                            37,344               29,168
    Redeemable preferred securities                  103,143              102,904
    Stockholders' equity                             484,884              469,906





Income statement summary:                                  Three Months Ended               Six Months Ended
                                                     ------------------------------- -------------------------------
                                                        July 1,         July 3,         July 1,         July 3,
                                                       2000 (a)         1999 (a)        2000 (a)        1999 (a)
                                                     --------------  --------------- --------------- ---------------
                   Net revenues                         $117,520         $131,525      $236,311       $251,275
                   Cost of goods sold                     81,380           85,770       164,369        166,133
                   Net income                              6,599           14,712        14,978         25,713



(a) Excludes net revenues of $19,147 and $19,741 for the three months ended July 1, 2000 and July 3, 1999 and $39,377 and $35,381 for the six months ended July 1, 2000 and July 3, 1999, respectively, reported as Retail Store division net revenues. As a result of the integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.


Note 9 - Supplemental Cash Flow Information

                                                                 Six Months Ended
                                                                ------------------
                                                                July 1,     July 3,
                                                                 2000        1999
                                                                -------    -------
  Cash paid for:
    Interest, including $1,112 and $1,392 capitablized in the
      first half of fiscal 2000 and 1999, respectively          $69,776     $34,449
            Income taxes, net of refunds received                (5,602)      3,024

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)

Note 10 - Earnings Per Share




                                                               Three Months Ended                  Six Months Ended
                                                        ---------------------------------  ---------------------------------
                                                           July 1,            July 3,         July 1,           July 3,
                                                             2000              1999             2000              1999
                                                        ---------------    --------------  ---------------   ---------------
Numerator for basic and diluted earnings
 (loss) per share:
Net income (loss)                                          $(62,392)         $27,846           $(33,820)        $50,738
                                                           ==========       =========          =========        ========
Denominator for basic earnings (loss) per share -
  weighted average shares                                    52,821           56,034             52,788          57,063
Effect of dilutive securities:
  Employee stock options                                         23              570                 19             391
  Restricted stock shares                                       314              489                372             467
  Shares under equity agreements                              1,596              148                895             374
                                                           ----------       ---------           ---------       --------
  Dilutive potential common shares                            1,933(a)         1,207              1,286(a)        1,232
                                                           ----------       ---------           ---------       --------
Denominator for diluted earnings (loss) per share -
  weighted average adjusted shares (a)                       52,821           57,241             52,788          58,295
                                                           ==========       =========          =========        ========
  Basic earnings (loss) per share                            $(1.18)           $0.50            $ (0.64)         $  .89
                                                           ==========       =========          =========        ========
  Diluted earnings (loss) per share                          $(1.18)           $0.49            $ (0.64)         $  .87
                                                           ==========       =========          =========        ========


(a) The effect of dilutive securities was not included in the computation of diluted earnings (loss) per share for the three-months and the six-months ended July 1, 2000 because the effect would have been anti-dilutive.

         Options to purchase shares of common stock that were outstanding during the six-month period of fiscal 2000 and 1999 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below.

                                                                 JULY 1,        JULY 3,
                                                                  2000           1999
                                                                  ----           ----
                  Number of shares under option                16,909,336     14,767,836
                  Range of exercise price                     $10.88-$42.88  $18.25-$42.88

         Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share for any of the periods presented, as the impact would have been antidilutive.


Note 11 - Business Segments

         The Company operates in three segments: Sportswear and Accessories, Intimate Apparel, and Retail Stores. The Company evaluates the performance of its segments based on earnings before interest, taxes, and amortization of intangibles and deferred financing costs and restructuring, special charges and other non-recurring items.

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

         The Retail Store segment which is comprised of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through 137 stores under the Speedo'r', Authentic Fitness'r' name as well as 123 Company outlet stores for the disposition of excess and irregular inventory. The Company does not manufacture or source products exclusively for the outlet stores.

Information by business segment is set forth below:



                                                 Sportswear
                                                    and           Intimate         Retail
                                                Accessories       Apparel          Stores          Total
                                               --------------- --------------- --------------- ---------------
Three months ended July 1, 2000:
---------------------------------------------
     Net revenues                               $344,376         $200,741         $ 51,442          $ 596,559
     Adjusted EBITDA                              65,883           25,952           (1,138)            90,697
     Depreciation                                  5,088            5,549              963             11,600
     Adjusted EBIT                                60,795           20,403           (2,101)            79,097

Three months ended July 3, 1999:
---------------------------------------------
    Net revenues                                $230,910         $219,743         $ 34,084          $ 484,737
    Adjusted EBITDA                               42,300           49,061            3,339             94,700
    Depreciation                                   3,243            4,294              823              8,360
    Adjusted EBIT                                 39,057           44,767            2,516             86,340

Six months ended July 1, 2000:
---------------------------------------------
    Net revenues                               $ 703,400         $400,640           99,507         $1,203,547
    Adjusted EBITDA                              135,765           52,098          (10,323)           177,540
    Depreciation                                   9,890           11,251            1,705             22,846
    Adjusted EBIT                                125,875           40,847          (12,028)           154,694

Six months ended July 3, 1999:
---------------------------------------------
     Net revenues                               $439,172         $430,404        $  59,264         $  928,840
     Adjusted EBITDA                              76,100           96,703            4,097            176,900
     Depreciation                                  5,436            8,633            1,433             15,502
     Adjusted EBIT                                70,664           88,070            2,664            161,398


                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)

         A reconciliation of total segment Adjusted EBIT to total consolidated income before taxes for the three and six months ended July 1, 2000 and July 3, 1999, respectively, is as follows:



                                                                     Three Months Ended               Six Months Ended
                                                                ------------------------------ -------------------------------
                                                                   July 1,        July 3,         July 1,         July 3,
                                                                     2000           1999            2000            1999
                                                                ------------------------------ --------------- ---------------

Total adjusted EBIT for reportable segments                      $ 79,097         $86,340         $154,694         $161,398
General corporate expenses not allocated                           20,337          17,398           40,793           33,625
Restructuring, special charges and other non-recurring items      105,963             -            112,510              -
Depreciation of corporate assets and amortization                  11,859           6,367           23,668           12,983
Investment income                                                     -               -            (42,782)             -
Interest expense                                                   34,465          18,679           68,317           35,512
                                                                ----------       --------        --------         ---------
Income (loss) before provision for income taxes                  $(93,527)        $43,896         $(47,812)        $ 79,278
                                                                ==========       ========        ==========       =========

Note 12 - Comprehensive Income

                                                      Three Months Ended     Six Months Ended
                                                      -------------------   -------------------
                                                      July 1,    July 3,    July 1,      July 3,
                                                        2000       1999       2000        1999
                                                        ----       ----       ----      ------
Net income (loss)                                     $(62,392)  $ 27,846   $(33,820)  $ 50,738
                                                      --------   --------   --------   --------
Other comprehensice income (loss):
    Foreign currency translation adjustments            (4,652)     8,142     (3,359)     2,754
    Change in unrealized gains                           --          (360)   (64,635)       602
    Income tax (expense)/benefit                         --           136     25,563       (210)
                                                      --------   --------   --------   --------
    Total other comprehensive income (loss)             (4,652)     7,918    (42,431)     3,146
                                                      --------   --------   --------   --------
Comprehensive income (loss)                           $(67,044)  $ 35,764   $(76,251)  $ 53,884
                                                      ========   ========   ========   ========





         The components of accumulated other comprehensive income (loss) as of July 1, 2000 and January 1, 2000 are as follows:


                                          July 1,       January 1,
                                           2000           2000
                                          ------        ----------
Foreign currency translation adjustments  $(17,448)      $(14,089)
Unrealized holding (loss) gain, net           (106)        38,966
                                          ---------      ---------
Total accumulated other comprehensive
  income (loss)                           $(17,554)      $ 24,877
                                          =========      =========

                                       14














                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Excluding Share Data)
                                   (Unaudited)


Note 13 - Legal Proceedings

         Between October 12, and October 13, 1999, six punitive class action complaints were filed in Delaware Chancery Court against the Company, Authentic
Fitness Corporation and certain of their officers and directors in connection with the Company's proposed acquisition of Authentic Fitness.

         On December 20, 1999, an Amended Class Action Complaint ("Amended
Complaint") was filed and on January 6, 2000 the court designated the Amended
Complaint as the operative complaint for a consolidated action captioned: In Re
Authentic Fitness Corporation Shareholders Litigation, C.A. No. 17464-NC
(consolidated). In the Amended Complaint (and all six complaints made virtually identical claims), plaintiffs allege an unlawful scheme by certain of the defendants, in breach of their fiduciary duties, to allow the Company to acquire
Authentic Fitness shares for inadequate consideration. Plaintiffs are seeking to have the court declare the action a proper class action, to declare that the defendants have breached their fiduciary duties to the class, and in the event the transaction is consummated, rescission thereof and damages awarded to the Class. On February 14, 2000, the Company moved to dismiss the Amended Complaint.
The Company believes the claims to be without merit and intends to vigorously defend these actions.

         On May 30, 2000,  Calvin Klein,  Inc. and the Calvin Klein Trademark
Trust filed a complaint in the U.S. District Court in the Southern District of New York (Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc.
et al. No. 00 CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities, and Wachner alleging, inter alia, claims for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements and trademark rights, injunctive relief and damages.

         On June 26, 2000, the Warnaco defendants filed an answer and counterclaims (amended on July 31, 2000) against Calvin Klein, Inc. for, inter alia, breach of the jeanswear and men's accessories licenses and breach of fiduciary duty, and against Calvin Klein, Inc. and Calvin Klein personally for tortious interference with business relations, defamation and trade libel.
Warnaco is seeking, inter alia, damages, injunctive and declaratory relief.

         On August 3, 2000, the Court announced it would grant defendants' motion to dismiss Wachner from four counts of the complaint. Warnaco's motion to dismiss certain additional counts and plaintiffs motion to dismiss certain of Warnaco's counterclaims are pending.

          The Company believes the claims to be without merit and intends to vigorously defend and to pursue its counterclaims. The impact of the litigation is expected to reduce the Company's sales of Calvin Klein products in fiscal
2000 and 2001.

         The Company is not a party to any other litigation that individually or in the aggregate is material to the business of the Company.



                                       15






















Item 2. Management's Discussion and Analysis of Results of Operations and
Financial Condition.

  Results of Operations
                     STATEMENT OF OPERATIONS (SELECTED DATA)





                                                              Three Months Ended       Six Months Ended
                                                              -------------------     ------------------
                                                              July 1,     July 3,     July 1,     July 3,
                                                               2000        1999        2000        1999
                                                               ----        ----        ----        -----
                                                                  (Amounts in Millions of Dollars)
                                                                            (Unaudited)
Net revenues                                                  $596.6      $484.7      $1,203.5       928.8
Cost of goods sold (a)                                         498.0       311.5         924.2       601.5
                                                              ------      ------        ------      ------
Gross profit                                                    98.6       173.2         279.3       327.3
    % of net revenues                                           16.5%       35.7%         23.2%       35.2%
Selling, general and administrative expenses (b)               157.7       110.7         301.6       212.6
                                                              ------      ------        ------      ------
Operating income (loss)                                        (59.1)       62.5         (22.3)      114.7
    % to net revenues                                           (9.9)%      12.9%         (1.9)%      12.3%
Investment income                                               --          --           (42.8)       --
Interest expense                                                34.5        18.7          68.3        35.5
Income tax provision (benefit)                                 (31.2)       16.0         (14.0)       28.5
                                                              ------      ------        ------      ------
Net income (loss)                                             $(62.4)     $ 27.8        $(33.8)     $ 50.7
                                                              ======      ======        ======      ======


---------

 (a) Includes $90.9 and $91.8 of restructuring, special charges and other non-recurring items in the second quarter and first half of fiscal 2000 respectively, related to global operating strategic initiatives.

 (b) Includes $15.0 and $20.7 of restructuring, special charges and other non-recurring items in the second quarter and first half of fiscal 2000 respectively, related to global operating strategic initiatives.

         Net revenues in the second quarter of fiscal 2000 were $596.6 million, an increase of $111.9 million or 23.1% from the $484.7 million recorded in the second quarter of fiscal 1999. Net revenues contributed by the 1999 acquisition of Authentic Fitness ($155.3 million) and ABS ($10.6 million) amounted to $165.9 million. For the six-month period, net revenues were $1,203.5 million, an increase of $274.7 million or 29.6% from the $928.8 million recorded for the fiscal 1999 period. Net revenues contributed by the 1999 acquisition of Authentic Fitness ($301.6 million) and ABS ($22.2 million) and Chaps Canada ($3.2 million) amounted to $327.0 million.

                  Sportswear and Accessories Division. Net revenues increased $113.5 million or 49.2% to $344.4 million in the second quarter of fiscal 2000 compared with $230.9 million in the second quarter of fiscal 1999. Net revenues contributed by the 1999 acquisitions of Authentic Fitness ($139.5 million) and ABS ($10.6 million) amounted to $150.1 million. Excluding acquisitions, net revenues of $194.3 million were 15.9% lower than the fiscal quarter of 1999. Chaps net revenue in the quarter was $55.5 million, down 36.0% from $86.7 million last year. The decrease in net revenue is primarily due to Chaps being adversely affected by the discounted pricing policy of its competitors as well as their lost customers, SRI and Uptons due to bankruptcy. Shipments resumed to SRI subsequent to July 1, 2000. In addition Calvin Klein Jeans Division revenues were down $4.8 million to $132.5 million from $137.3 million primarily in the Junior division or 3.5% from last year.
                   For the six month period net revenues increased $264.2 million or 60.1% to $703.4 million compared with $439.2 million for the six month period last year. Net revenues contributed by the 1999 acquisitions of Authentic Fitness ($271.6 million), ABS ($22.2 million) and Chaps Canada ($3.2 million) amounted to $297.0 million. Excluding acquisitions, net revenues of $406.4 million were down 7.5% compared to the same period last year. The decrease in net revenue is primarily in Chaps, down 16.3% to $123.9 million from $148.1 million last year, primarily due to the adverse effect of the discounted pricing policy of its competitors and the lost customers as cited above.
         In addition, the Calvin Klein Jeans division's revenues were down
         3.3% to $270.1 million from $279.4 million for the six month period last year, primarily in the Juniors division.

                  Intimate Apparel Division. Net revenues decreased $19.0 million or 8.6% to $200.7 million in the second quarter of fiscal 2000 compared with $219.7 million in the second quarter of fiscal 1999. Warner's and Olga decreased $3.3 million to $83.0 million from $86.3 million primarily due to the loss of three major customers (Uptons, Eaton's and Mercantile). Calvin Klein underwear decreased $5.7 million in the second quarter of fiscal 2000 primarily in Sleepwear to $65.1 million from $70.8 million last year. Lejaby increased $0.5 million to $24.0 million despite a $2.7 negative effect related to the weakness of the Euro against the U.S. dollar.
                  For the six month period, net revenues in the Intimate Apparel division decreased $29.6 million or 6.9% to $400.7 million from $430.3 million during the six month period last year. Warners and Olga decreased $14.9 million to $146.9 million from $161.8 million last year due to their lost accounts mentioned above. Calvin Klein Underwear decreased $2.2 million to $140.3 from $142.5 million, primarily in Sleepwear and Lejaby decreased $3.2 million to $51.6 million from $54.8 million due to the weakness of the Euro against the U.S. dollar.

                  Retail Store Division. Net revenues increased $17.3 million or 50.7% to $51.4 million in the second quarter of fiscal 2000 compared with $34.1 million in the second quarter of fiscal 1999. The acquisition of Authentic Fitness contributed $15.8 million to net revenues. Excluding net revenues of Authentic Fitness, net revenues increased $1.5 million or 4.4% due to a significant effort made to liquidate excess inventory and improve cash flow.
                  For the six month period of fiscal 2000, net revenues increased 68.1% to $99.5 million compared with $59.2 million for the six month period in fiscal 1999. The acquisition of Authentic Fitness contributed $30.0 million to net revenues. Excluding Authentic Fitness, net revenue of $69.5 million increased 17.4% due to a significant effort made to liquidate excess inventory and improve cash flow.

Gross profit (excluding special charges) increased $16.3 million or 9.4% to $189.6 million in the second quarter of fiscal 2000 compared with $173.2 million in the second quarter of fiscal 1999. Gross margin was 31.8% in the second quarter of fiscal 2000 compared with 35.7% in the second quarter of fiscal 1999. For the six month period gross profit (excluding special charges) increased $43.7 million or 13.4% to $371.0 million compared with $327.3 million recorded for the fiscal 1999 period. Gross margin was 30.8% for the six months compared to 35.2% last year. The decrease in gross margin is attributable to higher off-price sales and increased markdowns taken in the first and second quarters of fiscal 2000 to reduce inventories and improve cash flow. Also included in cost of sales is $90.9 million and $91.8 million for the second quarter and six months of fiscal 2000, respectively, related to the global operating initiatives discussed above, see Note 3 to the consolidated condensed financial statements. Gross profit on an as reported basis after these charges were $98.6 million and $279.3 million for the second quarter and six months of fiscal 2000, respectively.

                  Sportswear and Accessories Division. Gross profit increased $35.7 million or 48.0% to $110.1 million in the second quarter of fiscal 2000 compared with $74.4 million in the second quarter of fiscal 1999. Gross margins were 32.0% in the second quarter of fiscal 2000 compared with 32.2% in the second quarter of fiscal 1999. For the six month period gross profit increased $84.9 million or 60.8% to $224.6 million compared with $139.7 million in the comparable fiscal 1999 period. Gross margin for the six month period of fiscal 2000 was 31.9% compared to 31.8% for the same period last year. The flat gross margin is due to higher margins of the newly acquired Authentic Fitness brands offset by markdowns taken in the first and second quarters of fiscal 2000 primarily to reduce Chaps and Calvin Klein junior's inventories and improve cash flow.

                  Intimate Apparel Division. Gross profit (excluding special charges) decreased $33.6 million or 37.9% to $55.0 million in the second quarter of fiscal 2000 compared with $88.6 million in the second quarter of fiscal 1999. Gross margins were 27.4% in the second quarter of fiscal 2000 compared with

         40.3% in the second quarter of fiscal 1999. For the six month period gross profit (excluding special charges) decreased $62.8 million or 37.4% to $105.2 million compared with $168.0 million in the fiscal 1999 period. Gross margin was 26.3% for the six month period of fiscal 2000 compared with 39.0% for the six month period of fiscal 1999.
         The decrease in gross margin is due to markdowns taken in the first and second quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring, special and non-recurring charges as outlined above were $81.7 million and $82.5 million for the second quarter and six months of fiscal 2000.

                  Retail Store Division. Gross profit (excluding special charges) increased $14.2 million or 137.3% to $24.5 million (47.6% of net revenues) in the second quarter of fiscal 2000 compared with $10.3 million (30.3% of net revenues) in the second quarter of fiscal 1999. For the six month Gross profit (excluding special charges) increased $21.6 million or 109.7% to $41.3 million (41.5% of net revenues) compared with $19.7 million (33.3% of net revenues) in the fiscal 1999 period. The increase in gross margin is due to higher margins in the Authentic Fitness retail stores. In addition, restructuring, special and non-recurring charges as outlined above were $9.3 million in the second quarter and six months of fiscal 2000.

         Selling, general and administrative expenses (excluding special charges) increased $31.9 million or 28.9% to $142.6 million as compared to $110.7 million in second quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of net revenue were 23.9% in the second quarter of fiscal 2000 compared with 22.8% in the second quarter of fiscal 1999. For the six month period, selling, general and administrative expenses (excluding special charges) increased $68.3 million or 32.1% to $280.9 million as compared to $212.6 million in 1999 period. Selling, general and administrative expenses as a percentage of net revenue were 23.3% compared with 22.9% in the fiscal 1999 period. The increased selling, general and administrative expenses as a percent of net sales is due to an increase in the Company's Retail business (primarily Authentic Fitness), and higher depreciation and amortization expense related to additional goodwill for acquisitions and depreciation for systems implemented in fiscal 1999. Offsetting a majority of the SG&A increase is cost saving initiatives implemented in the Company. Also included in selling, general and administrative expenses is $15.0 million and $20.7 million for the second quarter and six months of fiscal 2000, respectively, related to the global operating initiatives discussed above, see
Note 3 to consolidated condensed financial statements. Selling, general and administrative expenses on an as reported basis after these charges were $157.7 million and $301.6 million for the second quarter and six months of fiscal 2000 respectively.

Operating Profit

                  Sportswear and Accessories Division. Operating profit increased $21.7 million or 55.7% to $60.8 million in the second quarter of fiscal 2000 compared with $39.1 million in the second quarter of fiscal 1999. For the six month period, operating profit increased $55.2 million or 78.1% to $125.9 million compared with $70.7 million in the fiscal 1999 period. The increase in operating profit primarily was due to the acquisitions of Authentic Fitness, Chaps Canada and ABS.

                  Intimate Apparel Division. Operating profit (excluding special charges) decreased $24.4 million or 54.4% to $20.4 million in the second quarter of fiscal 2000 compared with $44.8 million in the second quarter of fiscal 1999. For the six month period operating profit (excluding special charges) decreased $47.2 million or 53.6% to $40.8 million compared with $88.1 million in the fiscal 1999 period. The decrease in operating profit primarily was due to markdowns taken in the first and second quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring, special and non-recurring charges as outlined above were $90.0 million and $90.8 million in the second quarter and six months of fiscal 2000.

                  Retail Store Division. Operating profit (excluding special charges) decreased $4.6 million to a loss of $2.1 million in the second quarter of fiscal 2000 compared with $2.5 million profit in the second quarter of fiscal 1999. For the six month period operating profit (excluding special charges) decreased $14.7 million to a loss of $12.0 million compared with $2.7 million profit in the fiscal 1999 period. The decrease in operating profit was due to markdowns taken and other costs incurred in the first and second quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring, special and non-recurring charges as outlined above were $10.4 million for the second quarter and six months of fiscal 2000.


         Interest expense increased $15.8 million to $34.5 million in the second quarter of fiscal 2000 compared with $18.7 million in the second quarter of fiscal 1999. For the six month period interest expense increased $32.8 million to $68.3 million compared with $35.5 million in the fiscal 1999 period. The increase reflects the funding of the Company's 1999 acquisitions and stock buyback program, which totaled more than $800 million.

         The benefit for income taxes recorded during the second quarter of fiscal 2000 reflects an effective income tax rate of 33.3% as compared to the provision for income taxes recorded at an effective income tax rate of 36.6% for the same period in fiscal 1999. The benefit for income taxes for the first six months of fiscal 2000 reflects an effective income tax rate of 29.3% as compared to the provision for income taxes recorded at an effective income tax rate of 36.0% for the same period in fiscal 1999. These differences relate to the benefit derived from the special charges recorded by the Company during fiscal 2000 at an effective 34% rate, offset by a 37.5% effective rate for income before these charges. Certain of the special charges are in jurisdictions where limited tax benefit can be realized. The higher rate of 37.5% compared to last year resulted, in part, from higher non-deductible goodwill, resulting from the 1999 acquisitions.

         Net income (excluding special charges) for the second quarter of fiscal 2000 was $7.5 million compared with net income of $27.8 million in the second quarter of fiscal 1999. For the six month period, net income (excluding special charges and investment income) was $13.7 million compared with net income of $50.7 million in the fiscal 1999 period. Net loss on an as reported basis after these items was $62.4 million and $33.8 million for the second quarter and six months of fiscal 2000, respectively.

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

         Cash used in operations was $66.6 million in the first half of fiscal 2000 compared with cash used in operations of $171.0 million in the first half of fiscal 1999. The substantial improvement in cash used by operating activities of $104.4 million reflects the successful effort to liquidate inventory, which improved by $208.9 million, of which $64.4 million was related to the special charges. The Company normally uses the greatest amount of cash on working capital in the first half of the fiscal year due to seasonal inventory requirements.

         Cash used by investing activities was $22.6 million for the first half of fiscal 2000 compared with cash used of $67.1 million in the first half of fiscal 1999. The first half of fiscal 2000 includes proceeds from the sale of the Company's equity investment in InterWorld Corporation of $50.4 million. Capital expenditures in the first half were $62.2 million compared to $33.1 million in the comparable 1999 period. The first half of fiscal 2000 includes amounts for new information systems implementations of $27.0 million and store fixture programs of $15.1 million.

         Cash provided by financing activities was $97.1 million in the first half of fiscal 2000 compared with $245.2 million in the first half of fiscal 1999, a significant improvement. The increase in the Company's revolving credit balance during the first half of fiscal 2000 of $84.3 million was substantially less than the $371.2 million increase in the first half of fiscal 1999 due to the improvement in cash used by operating activities as previously discussed. Also, the Company received $26.1 million in the first half 2000 from the termination of certain interest rate swaps. In addition, the Company also paid $112.9 million in the first half of 1999 for the purchase of its shares in treasury. The Company paid $9.6 million of dividends in the first half of fiscal 2000 compared to $10.3 million in the first half of fiscal 1999.

         On June 19, 2000, Warnaco requested and its lenders agreed to waive certain financial covenants contained in certain of its loan agreements for the fiscal quarter ending July 1, 2000 including the $600,000 and $450,000 Revolving Credit Facilities, $600,000 364-day Facility, $500,000 Trade Credit Facility, certain European Credit Lines and the Canadian Credit Facility. The waivers executed on June 19, 2000 were effective through July 27, 2000. As of July 19, 2000, these waivers were extended through September 30, 2000.

         On July 19, 2000 the Company received commitments from its lead banks to amend and extend up to $2.9 billion of existing financing facilities through August 12, 2002. The commitments from these lead banks represent $1.7 billion of the Company's worldwide debt facilities. The agreements, which are subject to various closing conditions described below, are expected to close in September 2000. The contractual maturities of the Company's longer-term debt are unaffected by the transactions. The agreements will extend the maturities of the $500 million trade credit and $600 million bridge loan facilities through August 12, 2002. These facilities presently have contractual maturities in July and October 2000, respectively. As a result, the Company will have no material debt maturing prior to August 2002. In the interim period, prior to closing, the Company will use bilateral trade facilities, including a supplemental trade credit facility, for its normal trade and letter of credit requirements. The amended financing facilities will be secured by assets owned by Warnaco and its subsidiaries. The new facility agreements are subject to customary closing conditions, the completion of bank debt amendments by the holders of the Company's committed and bilateral financing facilities including approval of the amendments by the requisite lenders, the execution of appropriate documentation, the satisfactory completion of confirmatory due diligence by the bank agents, and the absence of any material adverse change in Warnaco and its subsidiaries taken as a whole.

         The Company believes that funds available under the existing credit facilities currently being refinanced, and cash flow to be generated from future operations will be sufficient to meet the working capital, and capital expenditure needs of the Company, including dividends and interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.


New Accounting Standards

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this statement on its consolidated financial position, liquidity, cash flows and results of operations.

         In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 is effective for calendar year companies in the fourth quarter of fiscal 2000 and would be treated as a cumulative effect of an accounting change or prospectively to new sales incentives offered on or after the effective date. Prior period financial statements presented for comparative purposes would be reclassified to comply with the income statement display requirements. The Company is currently evaluating the impact that adoption of EITF No. 00-14 will have on its financial position or results of operations.

         In March 2000, the Emerging Issues Task Force issued Issue 00-7 "Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur". This EITF will require the Company to mark to market the Equity Forward Purchase Transaction Agreements ("Equity Agreements") entered into in the first quarter of fiscal 2000 unless the Company amends such agreements by December 31, 2000 to remove provisions which require net cash settlement, See Note 2 to the consolidated condensed financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have a significant impact on its results of operations or equity.


Statement Regarding Forward-Looking Disclosure

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include the ability of the Company to satisfy the conditions and requirements of financing commitments accepted by the Company, the effect of worldwide regional and country general economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, competitive pricing pressures, consumer preferences including acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, inflation, merchandise supply constraints, interest rate movements and access to capital. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition", are forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these and other factors, risks and uncertainties.

Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.


Interest Rate Risk

         The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements, which have the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of July 1, 2000, approximately $643.5 million of interest-rate sensitive obligations were swapped to achieve an average fixed rate of 6.65%, limiting the Company's risk to any future shift in interest rates. As of July 1, 2000, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $0.7 million. As of July 1, 2000, the Company had approximately $1,302.3 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of July 1,

2000 would have had a $4.6 million unfavorable impact on the Company's pre-tax earnings and cash flow over the six-month period.

Foreign Exchange Risk

         The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of July 1, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.2 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.7 million.

Equity Price Risk

         The Company is subject to market risk from changes in its stock price as a result of the Equity Agreements. The Equity Agreements allow for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock from two banks. The Equity Agreements are required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. The Equity Agreements require net cash settlement in an event of default, as defined. As of July 1, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. As of July 1, 2000, the prices at which the Company would effect physical settlement or settle in cash or in net shares with the two banks under the Equity Agreements are $10.65 and $12.67. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. In accordance with the terms of the Equity Agreements, the banks could, based on the current price of the Company's stock and action by one of the applicable rating agencies, elect to terminate the Equity Agreements in which event physical settlement by the Company would be required. Each of the banks has deferred action in connection with the Equity Agreements pending further amendments to extend the termination date of the Equity Agreements to August 12, 2002, See Note 5 to consolidated condensed financial statements. If these Equity Agreements were settled on a net cash or physical settlement basis at July 1, 2000, the Company would be required to make a payment of approximately $20,200 or approximately $60,600 respectively.

Item 3. Legal Proceedings

         Between October 12, and October 13, 1999, six punitive class action complaints were filed in Delaware Chancery Court against the Company, Authentic Fitness Corporation and certain of their officers and directors in connection with the Company's proposed acquisition of Authentic Fitness.

         On December 20, 1999, an Amended Class Action Complaint ("Amended Complaint") was filed and on January 6, 2000 the court designated the Amended Complaint as the operative complaint for a consolidated action captioned: In Re Authentic Fitness Corporation Shareholders Litigation, C.A. No. 17464-NC (consolidated). In the Amended Complaint (and all six complaints made virtually identical claims), plaintiffs allege an unlawful scheme by certain of the defendants, in breach of their fiduciary duties, to allow the Company to acquire Authentic Fitness shares for inadequate consideration. Plaintiffs are seeking to have the court declare the action a proper class action, to declare that the defendants have breached their fiduciary duties to the class, and in the event the transaction is consummated, rescission thereof and damages awarded to the Class. On February 14, 2000, the Company moved to dismiss the Amended Complaint. The Company believes the claims to be without merit and intends to vigorously defend these actions.

         On May 30, 2000, Calvin Klein, Inc. and the Calvin Klein Trademark Trust filed a complaint in the U.S. District Court in the Southern District of New York (Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc. et al. No. 00 CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities, and Wachner alleging, inter alia, claims for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements and trademark rights, injunctive relief and damages.

         On June 26, 2000, the Warnaco defendants filed an answer and counterclaims (amended on July 31, 2000) against Calvin Klein, Inc. for, inter alia, breach of the jeanswear and men's accessories licenses and breach of fiduciary duty, and against Calvin Klein, Inc. and Calvin Klein personally for tortious interference with business relations, defamation and trade libel. Warnaco is seeking, inter alia, damages, injunctive and declaratory relief.

         On August 3, 2000, the Court announced it would grant defendants' motion to dismiss Wachner from four counts of the complaint. Warnaco's motion to dismiss certain additional counts and plaintiffs motion to dismiss certain of Warnaco's counterclaims are pending.

          The Company believes the claims to be without merit and intends to vigorously defend and to pursue its counterclaims. The impact of the litigation is expected to reduce the Company's sales of Calvin Klein products in fiscal 2000 and 2001.

         The Company is not a party to any other litigation that individually or in the aggregate is material to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company held on May 4, 2000, the shareholders voted on the following proposals:

Proposal 1 - Election of Directors


                                                                                                    WITHHOLD
                                                                               FOR                  AUTHORITY
                                                                          Nominee listed       to vote for Nominee
                                                                             at left             listed at left
Linda J. Wachner...............................                             43,485,158              1,968,122
Andrew G. Galef................................                             43,503,346              1,949,934
Stuart D. Buchalter............................                             43,500,702              1,952,578


Proposal 2 - Shareholder Proposal on Vendor Standards

                                      FOR                 AGAINST                ABSTAIN
                                   2,803,484             27,299,325             1,522,648

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

10.39 - Nine (9) Warnaco Credit Agreement Waivers obtained in June 2000
10.40 - Nine (9) Warnaco Credit Agreement Waivers obtained in July 2000

27.1     --       Financial Data Schedule

         (b) Reports on Form 8-K.

         A report on Form 8-K was filed on July 20, 2000, in which Warnaco Inc. entered into a commitment letter which is attached hereto as Exhibit 99.1 and incorporated herein by reference. On July 20, 2000, The Warnaco Group, Inc. issued a press release which is attached hereto as Exhibit 99.2 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE WARNACO GROUP, INC.

Date: August 15, 2000                         By: /S/ WILLIAM S. FINKELSTEIN
                                                 ---------------------------
                                                     William S. Finkelstein
                                                Director, Senior Vice President
                                                  and Chief Financial Officer
                                                     Principal Financial and
                                                        Accounting Officer

Date: August 15, 2000                         By: /S/ STANLEY P. SILVERSTEIN
                                                  --------------------------
                                                     Stanley P. Silverstein
                                                     Vice President, General
                                                      Counsel and Secretary

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as .................. 'r'