Form 10-Q
period 2000-09-30
WARNACO GROUP INC /DE/
filed 2000-11-14
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                  [x] Yes                [ ] No

         The number of shares outstanding of the registrant's Class A Common Stock as of November 7, 2000 is as follows: 52,873,637.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                SEPTEMBER 30,   JANUARY 1,
                                                                                    2000           2000
                                                                                -------------   ----------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                            $   36,517   $    9,328
   Accounts receivable, less reserves of $25,388 and $32,872 respectively             312,465      314,961
   Marketable securities                                                                  210       72,921
   Inventories                                                                        564,467      734,439
   Other current assets                                                                44,629       66,015
                                                                                -------------   ----------
Total current assets                                                                  958,288    1,197,664
Property, plant and equipment (net of accumulated depreciation
   of $191,198 and $152,946, respectively)                                            339,642      326,352
                                                                                -------------   ----------
Other assets:
   Excess of cost over net assets acquired - net                                      864,784      842,262
   Other assets - net                                                                 342,212      337,997
   Deferred income taxes                                                              171,101       58,710
                                                                                -------------   ----------
Total other assets                                                                  1,378,097    1,238,969
                                                                                -------------   ----------
                                                                                   $2,676,027   $2,762,985
                                                                                =============   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                               $   79,214   $   11,052
   Short-term debt                                                                        768      133,752
   Accounts payable                                                                   320,438      599,768
   Accrued liabilities                                                                153,460      111,262
   Income taxes payable                                                                 9,386       16,217
   Deferred income taxes                                                                8,470        7,468
                                                                                -------------   ----------
Total current liabilities                                                             571,736      879,519
                                                                                -------------   ----------
Long-term debt                                                                      1,600,918    1,187,951
                                                                                -------------   ----------
Other long-term liabilities                                                            52,096       29,295
                                                                                -------------   ----------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities ($120,000 - par value) of Designer Finance Trust Holding
   Solely Convertible Debentures                                                      103,263      102,904
                                                                                -------------   ----------
Stockholders' equity:
   Common stock:  $.01 par value                                                          654          654
   Additional paid-in capital                                                         920,996      961,368
   Accumulated other comprehensive income (loss)                                       (9,204)      24,877
   Deficit                                                                           (243,220)     (99,461)
   Treasury stock, at cost                                                           (313,840)    (313,138)
   Unearned stock compensation                                                         (7,372)     (10,984)
                                                                                -------------   ----------
Total stockholders' equity                                                            348,014      563,316
                                                                                -------------   ----------
                                                                                   $2,676,027   $2,762,985
                                                                                =============   ==========


       This Statement should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               -------------------------       ---------------------------
                                                               SEPT. 30,       OCTOBER 2,       SEPT. 30,       OCTOBER 2,
                                                                 2000            1999             2000             1999
                                                               ---------        --------       ----------       ----------
                                                                                       (UNAUDITED)
Net revenues                                                   $ 500,049        $579,612       $1,703,596       $1,508,452
Cost of goods sold                                               442,878         378,124        1,367,103          979,612
                                                               ---------        --------       ----------       ----------
Gross profit                                                      57,171         201,488          336,493          528,840
Selling, general and administrative expenses                     168,291         111,277          469,890          323,839
                                                               ---------        --------       ----------       ----------
Operating income (loss)                                         (111,120)         90,211         (133,397)         205,001
Investment income                                                      -               -          (42,782)               -
Interest expense                                                  41,475          20,869          109,792           56,381
                                                               ---------        --------       ----------       ----------
Income (loss) before provision for income taxes                 (152,595)         69,342         (200,407)         148,620
Income tax provision (benefit)                                   (56,081)         24,963          (70,073)          53,503
                                                               ---------        --------       ----------       ----------
Net income (loss)                                              $ (96,514)       $ 44,379       $ (130,334)        $ 95,117
                                                               =========        ========       ==========       ==========

Basic earnings (loss) per common share                         $   (1.82)       $   0.80       $    (2.46)      $     1.68
                                                               =========        ========       ==========       ==========
Diluted earnings (loss) per common share                       $   (1.82)       $   0.80       $    (2.46)      $     1.65
                                                               =========        ========       ==========       ==========
Cash dividends declared per share of common stock              $    0.09        $   0.09       $     0.27       $     0.27
                                                               =========        ========       ==========       ==========

Shares used in computing earnings (loss) per share:
   Basic                                                          53,054          55,154           52,939           56,463
                                                               =========        ========       ==========       ==========
   Diluted                                                        53,054          55,793           52,939           57,497
                                                               =========        ========       ==========       ==========


       This Statement should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            NINE MONTHS ENDED
                                                                     -------------------------------
                                                                     SEPTEMBER 30,      OCTOBER 2,
                                                                         2000             1999
                                                                     -------------      ------------
                                                                              (UNAUDITED)
Cash flow from operating activities:
Net income (loss)                                                      $(130,334)         $ 95,117
Adjustments to reconcile net income (loss)
  to net cash from operating activities:
     Pre-tax gain on sale of investment                                  (42,782)                -
     Depreciation and amortization                                        67,863            44,121
     Write-off of Property, Plant & Equipment & other assets              42,476                 -
     Amortization of unearned stock compensation                           3,612             4,585
     Deferred income taxes                                               (85,892)           51,727
Change in operating assets and liabilities:
     Accounts receivable                                                   2,496          (123,755)
     Inventories                                                         169,972          (152,109)
     Other current assets                                                 21,386           (25,484)
     Other long-term assets and liabilities                                  357                 -
     Accounts payable and accrued liabilities                           (237,132)          (61,015)
     Income taxes payable                                                 (6,831)           (1,473)
                                                                       ---------          --------
Net cash operating activities                                           (194,809)         (168,286)

Cash flow from investing activities:
     Disposals of fixed assets                                            (2,035)                -
     Purchase of property, plant & equipment                             (86,277)          (66,236)
     Acquisition of assets and licenses                                        -           (39,708)
     Proceeds from sale of marketable securities                          50,357                 -
     Increase in intangible and other assets                             (46,345)          (16,965)
                                                                       ---------          --------
Net cash from investing activities                                       (84,300)         (122,909)

Cash flow from financing activities:
     Net borrowing under credit facilities                               322,890           433,117
     Proceeds from termination of interest rate swaps                     26,076
     Proceeds from the exercise of stock options and
         repayment of notes receivable from employees                          -             1,364
     Purchase of treasury shares and payment of
         withholding tax on restricted stock/option exercises               (702)         (117,246)
     Repayments of debt                                                  (10,657)           (7,780)
     Cash dividends paid                                                 (14,829)          (15,328)
     Deferred financing costs                                            (17,737)           (2,514)
                                                                       ---------          --------
Net cash from financing activities                                       305,041           291,613

Effect on cash due to currency translation                                 1,257             3,944
                                                                       ---------          --------
Increase in cash                                                          27,189             4,362
Cash at beginning of period                                                9,328             9,495
                                                                       ---------          --------
Cash at end of period                                                  $  36,517          $ 13,857
                                                                       =========          ========



       This Statement should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of The Warnaco Group, Inc. (the "Company"), the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of September 30, 2000 as well as its results of operations and cash flows for the periods ended September 30, 2000 and October 2, 1999. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

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

In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 is effective for calendar year companies in the fourth quarter of 2000. The adoption of EITF No. 00-14 did not have an impact on the Company's financial position and results of operations.

In March 2000, the Emerging Issues Task Force issued Issue 00-7 "Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur". In July 2000, the EITF issued Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Company for Purposes of Applying EITF Issue No. 96-13". EITF No. 00-19 may require the Company to mark to market the Equity Forward Purchase Transaction Agreements ("Equity Agreements") unless the Company amends such agreements by June 30, 2001 to remove provisions which require net cash settlement. See Note 2 to the consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of this bulletin in the fourth quarter of fiscal 2000 did not have an impact on the Company's results of operations or equity.

NOTE 2 - EQUITY

         As of September 30, 2000 and January 1, 2000, Class A common stock outstanding was 53,343,822 shares, net of 12,063,572 shares held in treasury and 53,229,388 shares, net of 12,163,650 held in treasury, respectively.

         In connection with the Company's stock repurchase program, the Company entered into Equity Forward Purchase Agreements ("Equity Agreements") on December 10, 1999 and February 10 2000, with two banks for terms of up to two and one-half years. The Equity Agreements allow for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock. The Equity Agreements are required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. As of September 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000 the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90 respectively to $4.50 a share. In return for this reduction the banks received interest bearing notes payable on August 12, 2002 in an aggregate amount of $40,372 which resulted in a corresponding reduction in shareholders equity. As of September 30, 2000, the price at which the Company could effect physical settlement or settle in cash or in net shares with the two banks under the Equity Agreements was $4.50. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. If these Equity Agreements were settled on a net cash or physical settlement basis at September 30, 2000, the Company's settlement costs would be approximately $2,600 or approximately $23,400, respectively.

NOTE 3 - SPECIAL CHARGES

THIRD QUARTER OF FISCAL 2000

         As a result of a further strategic review of the Company's worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles, the Company initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company. As a result of the decision to implement these programs, the Company recorded restructuring and special charges of $114,149 ($72,485 net of income tax benefits) during the third quarter of fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and lease obligation costs, employee termination and severance costs, retail outlet store closings and other related costs. The third quarter restructuring and special charges are net of $2,100 of reversals of second quarter charges due to lower costs than originally anticipated in existing certain leased facilities. The non-cash portion of the charge is 73% or $83,814 and the cash portion is 27% or $30,335. Of the total amount of charges, $78,848 is reflected in cost of goods sold and $35,301 is reflected in selling, administrative and general expenses. The detail of the charge, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs are summarized below:

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

                                                   FACILITY
                                 INVENTORY         SHUTDOWN         EMPLOYEE
                              WRITE-DOWNS AND      AND LEASE       TERMINATION
                                OTHER ASSET       OBLIGATION      AND SEVERANCE    RETAIL OUTLET
                                WRITE-OFFS           COSTS            COSTS        STORE CLOSINGS      OTHER           TOTAL
                             ------------------  --------------  ---------------- ----------------   ---------     ----------

Provisions                            $ 76,745        $ 12,795           $ 8,305          $ 9,503       $ 6,801     $ 114,149

Cash Reductions                              -         (12,026)             (419)            (100)       (4,505)      (17,050)

Non-cash reductions                    (23,312)              -                 -                -             -       (23,312)
                              ------------------  --------------  ---------------- ----------------  ------------ -------------

Balance as of Sept. 30, 2000          $ 53,433        $    769           $ 7,886          $ 9,403       $ 2,296      $ 73,787
                             ==================  ==============  ================ ================  ============ =============



INVENTORY WRITE-DOWNS AND OTHER ASSET WRITE-OFFS $(76,745)

Management's strategic review of the Company's manufacturing, distribution and administrative facilities and product lines and styles resulted in the decision to close two additional manufacturing plants and one distribution facility and discontinue the manufacturing of certain raw materials and product styles as well as the closure of an additional 15 outlet stores. In addition, the Company wrote-off shop and fixture costs no longer in service at certain of its customers retail locations. Included in the above amount are charges for inventory write-downs for raw materials and finished goods of $54,866 and write-off of fixed assets and other assets of $21,879. Of the total charge, $58,427 is included in cost of sales and $18,318 is included in selling, general and administrative expenses.

FACILITY SHUTDOWN AND LEASE OBLIGATION COSTS $(12,795)

Costs associated with the shutdown of the facilities mentioned above include plant reconfiguration and shutdown costs of $10,735, which were charged to expense as incurred and lease obligation costs of $2,060. Of the total charge, $10,673 is included in cost of sales and $2,122 is included in selling, general and administrative expenses.

EMPLOYEE TERMINATION AND SEVERANCE COSTS $(8,305)

The Company recorded charges of $3,117 to cost of goods sold related to providing severance and benefits to 767 manufacturing related employees terminated as a result of the closure of certain facilities. The Company also recorded charges of $5,188 to selling, general and administrative expenses related to providing severance and benefits to 903 distribution and administrative employees terminated as a result of the closure of certain facilities and administrative redundancy.

RETAIL OUTLET STORES CLOSINGS $(9,503)

In an effort to improve the overall profitability of the retail outlet division and to respond to a soft outlet store market, the Company announced plans to close 15 retail outlet stores. Included in the charge are costs for the write-down of inventory of discontinued product lines and styles which the Company intends to liquidate through these stores of $5,673, the write-off of fixed assets associated with these stores of $1,370 and the costs of terminating leases of $2,460. Of the total charge, $5,673 is included in cost of sales and $3,830 is included in selling, general and administrative expenses.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

OTHER RELATED COSTS $(6,801)

Also included in the charge are $4,606 of legal expenses related to the Calvin Klein litigation and global initiatives mentioned above and $2,195 of other costs. Of the total charge, $958 is included in cost of sales and $5,843 is included in selling, general and administrative expenses.

SECOND QUARTER OF FISCAL 2000

         As a result of a strategic review of the Company's worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles, the Company initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company. The Company recorded restructuring and special charges of $105,963 ($69,936 net of income tax benefits) during the second quarter of fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and leasehold and contract termination costs, employee termination and severance benefits, retail outlet store closings and other related costs. The non-cash portion of the charge is 64% or $67,555 and the cash portion is 36% or $38,408. Of the total amount of charges, $90,931 is reflected in cost of goods sold and $15,032 is reflected in selling, administrative and general expenses. The detail of the charge, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs are summarized below:


                                                   FACILITY
                                 INVENTORY         SHUTDOWN        EMPLOYEE
                              WRITE-DOWNS AND    AND CONTRACT     TERMINATION
                                OTHER ASSET      TERMINATION     AND SEVERANCE     RETAIL OUTLET
                                WRITE-OFFS          COSTS            COSTS        STORE CLOSINGS      OTHER         TOTAL
                             ------------------ --------------- ----------------  ---------------- ------------- -------------

Provisions                            $ 57,879        $ 22,237         $ 14,472          $ 10,375       $ 1,000     $ 105,963

Cash Reductions                              -         (11,822)          (2,922)                -          (273)      (15,017)

Non-cash reductions                    (14,474)              -                -                 -             -       (14,474)
                              ------------------ --------------- ----------------  ---------------- ------------- -------------

Balance as of July 1, 2000            $ 43,405        $ 10,415         $ 11,550          $ 10,375       $   727      $ 76,472

Cash Reductions                              -          (2,735)          (5,668)                -          (727)       (9,130)

Non-cash reductions                     (7,845)           (655)               -            (5,054)            -       (13,554)
                             ------------------ --------------- ----------------  ---------------- ------------- -------------

Balance as of Sept. 30, 2000          $ 35,560        $  7,025          $ 5,882           $ 5,321       $     -      $ 53,788
                             ================== =============== ================  ================ ============= =============


INVENTORY WRITE-DOWNS AND OTHER ASSET WRITE-OFFS $(57,879)

Management's strategic review of the Company's manufacturing and distribution facilities and product lines and styles resulted in the decision to close six manufacturing plants and eight distribution facilities and discontinue the manufacturing of certain raw materials and product styles that were associated with these facilities. Included in the above amount are charges for inventory write-downs for raw materials and finished goods of $55,089 and write-off of fixed assets and investments of $2,790. Of the total charge, $55,767 is included in cost of sales and $2,112 is included in selling, general and administrative expenses.

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

RETAIL OUTLET STORES CLOSINGS $(10,375)

In an effort to improve the overall profitability of the retail outlet division, the Company announced plans to close 8 retail outlet stores. Included in the charge are costs for the write-down of inventory of discontinued product lines and styles which the Company intends to liquidate through these stores of $9,262, the write-off of fixed assets associated with these stores of $415 and the costs of terminating leases of $698. Of the total charge, $9,262 is included in cost of sales and $1,113 is included in selling, general and administrative expenses.

OTHER RELATED COSTS $(1,000)

Also included in the charge are $1,000 of legal expenses related to the global initiatives mentioned above which is included in selling, general and administrative expenses.

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

NOTE 5 - DEBT

         On June 19, 2000, the Company requested and its lenders agreed to waive certain financial covenants for the fiscal quarter ending July 1, 2000 contained in certain of its loan agreements including the $600,000 and $450,000 Revolving Credit Facilities, the $600,000 364-day Facility, the $500,000 Trade Credit Facility, certain European Credit Lines and the Canadian Credit Facility. The waivers executed on June 19, 2000 were extended through October 6, 2000.

         On October 6, 2000 the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement. Pursuant to this agreement, the maturity of the $600,000 364-day credit facility entered into on November 17, 1999 was extended from October 8, 2000 to August 12, 2002, a new $400,000 trade credit facility which replaced the Company's existing trade credit facility and which matures on August 12, 2002 was entered into, and the maturities of the Company's other credit facilities (except for those that mature after August 12, 2002) were extended to August 12, 2002. In addition, as described in Note 2 - Equity, the Company issued $40,372 of notes in conjunction with the amendment of Equity Agreements with two of its banks. As a result of this refinancing, the Company has committed credit facilities in an aggregate amount of $2,593,200 all of which mature on or after August 12, 2002 with substantially no debt amortization until then. Included in the Company's current portion of long-term debt at September 30, 2000 were $68,214 of obligations which were repaid on October 6, 2000 in conjunction with this refinancing.

         As part of this transaction, obligations under the credit facilities were guaranteed by The Warnaco Group, Inc., by all of its domestic subsidiaries and, on a limited basis, by all of its subsidiaries located in Canada, the United Kingdom, France, Germany, the Netherlands, Mexico, Belgium, Hong Kong and Barbados. The Company and each of such entities has granted liens on substantially all of its assets to secure these obligations.

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


       Fair value of assets acquired                           $ 674,256
       Liabilities assumed                                       (79,731)
                                                               ---------
       Purchase price -- net of cash balances                  $ 594,525
                                                               =========


                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

         Included in intangible and other assets for the Authentic Fitness acquisition is $412,556 of goodwill which is being amortized over 40 years. The final allocation of the purchase accounting will be completed during fiscal 2000.

         The following summarized unaudited pro forma information combines financial information of the Company with Authentic Fitness for the nine months ended October 2, 1999, assuming the acquisition had occurred as of January 2, 1999. The unaudited pro-forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition. The unaudited pro-forma information reflects interest expense on the additional financing of $437,100 incurred for the acquisition and the amortization of goodwill using a 40-year life.

         The unaudited pro-forma combined information is not necessarily indicative of the results of operations of the combined companies, had the acquisition occurred on the dates specified above, nor is it indicative of future results of operations for the combined companies at any future date or for any future periods.

                                                                      NINE MONTHS ENDED
                                                                       OCTOBER 2, 1999
                                                                    ----------------------
       Statement of Income Data:

            Net revenues                                            $             1,832.1
                                                                    ======================
            Net income                                              $                90.1
                                                                    ======================
            Basic earnings per common share                         $                1.60
                                                                    ======================
            Diluted earnings per common share                       $                1.57
                                                                    ======================

A.B.S. CLOTHING COLLECTION, INC.

         In September 1999, the Company acquired the outstanding common stock of A.B.S. Clothing Collection, Inc. ("ABS"). ABS is a leading contemporary designer of casual sportswear and dresses sold through better department and specialty stores. The purchase price consisted of a cash payment of $29,500, shares of the Company's common stock with a fair market value of $2,200 and a deferred cash payment of $22,800 and other costs incurred in the acquisition of approximately $1,208. The acquisition was accounted for as a purchase. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is summarized as follows:


              Fair value of assets acquired                           $         59,720
              Liabilities assumed                                               (4,012)
                                                                      -----------------
              Purchase price -- net of cash balances                  $         55,708
                                                                      =================



         The acquisition did not have a material pro-forma impact on 1999 consolidated earnings. Included in intangibles and other assets for the A.B.S. acquisition is $55,422 of goodwill, which is being amortized over 20 years.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 7 - INVENTORY


                                       SEPT. 30,          JANUARY 1,
                                         2000               2000
                                   -----------------  -----------------
Finished goods                            $ 430,917          $ 563,583
Work in process                              77,619             89,422
Raw materials                                55,931             81,434
                                   -----------------  -----------------
                                          $ 564,467          $ 734,439
                                   =================  =================


NOTE 8 - SUMMARIZED FINANCIAL INFORMATION -- DESIGNER HOLDINGS LTD.


         The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings Ltd, as of September 30, 2000 and January 1, 2000 and for the three months ended September 30, 2000 and October 2, 1999, and for the nine months ended September 30, 2000 and October 2, 1999, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings. Designer Holdings, acquired by the Company in the fourth quarter of 1997, develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK Calvin Klein Jeans'r', and CK/Calvin Klein/Khakis'r' labels.


The information below is not indicative of the future operating results.



BALANCE SHEET SUMMARY:                                 SEPTEMBER 30,          JANUARY 1,
                                                           2000                 2000
                                                     -----------------    -----------------
     Current assets                                         $ 183,167          $ 160,296
     Non-current assets                                       500,347            549,090
     Current liabilities                                       43,938            107,408
     Non-current liabilities                                   42,390             29,168
     Redeemable preferred securities                          103,263            102,904
     Stockholders' equity                                     493,923            469,906




INCOME STATEMENT SUMMARY:                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                          -------------------------------  -------------------------------
                                            SEPT. 30,         OCTOBER 2,       SEPT. 30,       OCTOBER 2,
                                            2000 (a)          1999 (a)         2000 (a)        1999 (a)
                                          --------------   --------------  ---------------  --------------
     Net revenues                            $ 128,303        $ 169,824        $ 364,614       $ 413,505
     Cost of goods sold                         90,743          103,225          255,112         264,253
     Net income                                  9,039           24,201           24,017          49,706

(a) Excludes Retail Stores division net revenue for the third quarter of fiscal 2000 and 1999 of $18,969 and $25,719 respectively, and cost of goods sold of $11,637 and $17,000 for the same time period. For the nine-month period, excludes net revenue of $58,346 and $61,100 and cost of goods sold of $40,531 and $40,183 respectively. As a result of the integration of Designer Holdings into the operations of the Company, net income associated with these net revenues cannot be separately identified.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           NINE MONTHS ENDED
                                                                    -------------------------------
                                                                      SEPT. 30,       OCTOBER 2,
                                                                        2000             1999
                                                                    --------------   --------------
Cash paid for:
     Interest, including $1,869 and $2,455 capitalized in the
        first nine months of fiscal 2000 and 1999, respectively         $ 110,492         $ 54,679
     Income taxes, net of refunds received                                 (5,968)           5,491



NOTE 10 - EARNINGS PER SHARE

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            ---------------------------------  ---------------------------------
                                                              SEPT. 30,         OCTOBER 2,       SEPT. 30,         OCTOBER 2,
                                                                2000               1999            2000               1999
                                                            --------------    ---------------  --------------    ---------------
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)                                               $ (96,514)          $ 44,379      $ (130,334)          $ 95,117
                                                            ==============    ===============  ==============    ===============
Denominator for basic earnings (loss) per share -
      weighted average shares                                      53,054             55,154          52,939             56,463
Effect of dilutive securities:
   Employee stock options                                              27                169              37                316
   Restricted stock shares                                            262                470             335                468
   Shares under equity agreements (put option contracts)                -                  -             596                250
                                                            --------------    ---------------  --------------    ---------------
   Dilutive potential common shares                                   289 (a)            639             968 (a)          1,034
                                                            --------------    ---------------  --------------    ---------------
Denominator for diluted earnings (loss) per share -
      weighted average adjusted shares (a)                         53,054             55,793          52,939             57,497
                                                            ==============    ===============  ==============    ===============
Basic earnings (loss) per share                                 $   (1.82)          $   0.80      $    (2.46)          $   1.68
                                                            ==============    ===============  ==============    ===============
Diluted earnings (loss) per share                               $   (1.82)          $   0.80      $    (2.46)          $   1.65
                                                            ==============    ===============  ==============    ===============

(a) The effect of dilutive securities was not included in the computation of diluted earnings (loss) per share for the three months and the nine months ended September 30, 2000 because the effect would have been anti-dilutive.

         Options to purchase shares of common stock that were outstanding during the nine-month period of fiscal 2000 and 1999 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below.


                                                       SEPT. 30,          OCTOBER 2,
                                                          2000               1999
                                                    -----------------  -----------------
Number of shares under option                          16,909,336         14,723,736
Range of exercise price                              $10.88-$42.88      $18.25-$42.88


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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 11 - BUSINESS SEGMENTS

         The Company operates in three segments: Sportswear and Accessories, Intimate Apparel, and Retail Stores. The Company evaluates the performance of its segments based on earnings before interest, taxes, and amortization of intangibles and deferred financing costs and restructuring and special charges.

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

         The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1 to the Company's Form 10-K/A. Transfers to the Retail stores division occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, amortization of intangibles and deferred financing costs and restructuring and special charges ("Adjusted EBIT"). Information by business segment is set forth below:


                                                   SPORTSWEAR
                                                       AND           INTIMATE         RETAIL
                                                   ACCESSORIES       APPAREL          STORES           TOTAL
                                                  --------------  ---------------  --------------  ---------------
Three months ended September 30, 2000:
-----------------------------------------------
      Net revenues                                    $ 248,742        $ 192,557        $ 58,750        $ 500,049
      Adjusted EBITDA                                    29,571            9,936           5,409           44,916
      Depreciation                                        3,832            4,854           1,091            9,777
      Adjusted EBIT                                      25,739            5,082           4,318           35,139

Three months ended October 2, 1999:
-----------------------------------------------
      Net revenues                                    $ 289,857        $ 248,356        $ 41,399        $ 579,612
      Adjusted EBITDA                                    57,204           60,967           5,314          123,485
      Depreciation                                        1,382            6,757             641            8,780
      Adjusted EBIT                                      55,822           54,210           4,673          114,705

Nine months ended September 30, 2000:
-----------------------------------------------
      Net revenues                                    $ 952,142        $ 593,197       $ 158,257      $ 1,703,596
      Adjusted EBITDA                                   165,338           62,103          (5,151)         222,290
      Depreciation                                       13,724           16,174           2,559           32,457
      Adjusted EBIT                                     151,614           45,929          (7,710)         189,833

Nine months ended September 30, 1999:
-----------------------------------------------
      Net revenues                                    $ 729,029        $ 678,760       $ 100,663      $ 1,508,452
      Adjusted EBITDA                                   133,392          157,773           9,324          300,489
      Depreciation                                        6,906           15,493           1,987           24,386
      Adjusted EBIT                                     126,486          142,280           7,337          276,103

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                  (UNAUDITED)


A reconciliation of total segment Adjusted EBIT to total consolidated income before taxes for the three and nine months ended September 30, 2000 and October 2, 1999, respectively, is as follows:


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  ------------------------------- -------------------------------
                                                                    SEPT. 30,       OCTOBER 2,      SEPT. 30,       OCTOBER 2,
                                                                      2000             1999            2000            1999
                                                                  --------------  --------------- --------------- ---------------

Total adjusted EBIT for reportable segments                       $      35,139   $      114,705  $      189,833  $      276,103
General corporate expenses not allocated                                 20,303           17,631          61,165          51,367
Restructuring and special charges                                       114,149                -         226,659               -
Depreciation of corporate assets and amortization                        11,807            6,863          35,406          19,735
Investment income                                                             -                -         (42,782)              -
Interest expense                                                         41,475           20,869         109,792          56,381
                                                                  --------------  --------------- --------------- ---------------

Income (loss) before provision for income taxes                   $    (152,595)  $       69,342  $     (200,407) $      148,620
                                                                  ==============  =============== =============== ===============



NOTE 12 - COMPREHENSIVE INCOME


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  ------------------------------  ------------------------------
                                                                    SEPT. 30,      OCTOBER 2,       SEPT. 30,      OCTOBER 2,
                                                                      2000            1999            2000            1999
                                                                  --------------  --------------  --------------  --------------

Net income (loss)                                                 $     (96,514)  $      44,379   $    (130,334)  $      95,117
                                                                  --------------  --------------  --------------  --------------
Other comprehensive income (loss):

   Foreign currency translation adjustments                               8,660           1,190           5,301           3,944
   Change in unrealized gains                                              (310)         23,808         (64,945)         24,420
   Income tax (expense)/benefit                                               -          (8,571)         25,563          (8,791)
                                                                  --------------  --------------  --------------  --------------
Total other comprehensive income (loss)                                   8,350          16,427         (34,081)         19,573
                                                                  --------------  --------------  --------------  --------------

Comprehensive income (loss)                                       $     (88,164)  $      60,806   $    (164,415)  $     114,690
                                                                  ==============  ==============  ==============  ==============



         The components of accumulated other comprehensive income (loss) as of September 30, 2000 and January 1, 2000 are as follows:


                                                                        SEPT. 30,           JANUARY 1,
                                                                           2000                2000
                                                                     -----------------   -----------------

Foreign currency translation adjustments                             $         (8,788)   $        (14,089)
Unrealized holding (loss) gain, net                                              (416)             38,966
                                                                     -----------------   -----------------

Total accumulated other comprehensive income (loss)                  $         (9,204)   $         24,877
                                                                     =================   =================


                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                  (UNAUDITED)



NOTE 13 - LEGAL PROCEEDINGS

         Between October 12, and October 13, 1999, six putative class action complaints were filed in Delaware Chancery Court against the Company, Authentic Fitness Corporation and certain of their officers and directors in connection with the Company's proposed acquisition of Authentic Fitness. On December 20, 1999, an Amended Class Action Complaint ("Amended Complaint") was filed and on January 6, 2000, the Court designated the Amended Complaint as the operative complaint for a consolidated action captioned: In Re Authentic Fitness Corporation Shareholders Litigation, C.A. No. 17464-NC (consolidated). In the Amended Complaint (and all six complaints made virtually identical claims), plaintiffs allege an unlawful scheme by certain of the defendants, in breach of their fiduciary duties, to allow the Company to acquire Authentic Fitness shares for inadequate consideration.

         On September 29, 2000, the Chancery Court approved the dismissal of the consolidated action without prejudice.

         On May 30, 2000, Calvin Klein, Inc. and the Calvin Klein Trademark Trust filed a complaint in the U.S. District Court in the Southern District of New York (Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc. et al. No. 00CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities, and Wachner alleging, inter alia, claims for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements and trademark rights, injunctive relief and damages.

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

         On August 3, 2000, the Court announced it would grant defendants' motion to dismiss Wachner from four counts of the complaint. On August 29, 2000, the Court reaffirmed its dismissal of Wachner from Counts nine, ten, eleven and twelve of the Complaint, which alleged breach of the Quality Assurance Agreement, breach of the Jeanswear License, breach of the Men's Accessories License and breach of the Store License Agreement, respectively. The Court granted the Warnaco defendants' motion to dismiss Counts four, five and sixteen of the Complaint, which alleged breach of fiduciary duty, constructive trust and deceptive acts or practices, respectively. The Court also dismissed defendants The Warnaco Group, Inc. and Wachner from Count eight, which alleged intentional misrepresentation, and granted defendants' motion to stay Count eight as to Warnaco Inc., pending arbitration.

         On October 10, 2000, the Court denied plaintiffs' motion to dismiss Counterclaims one (alleging breach of the Jeanswear License against CKI), two (alleging breach of the Accessories License against CKI), three and four (alleging defamation and trade libel, respectively, against CKI and Calvin Klein personally), five and six (alleging defamation and trade libel, respectively, against CKI) seven (alleging tortious interference with business relations against CKI and Calvin Klein) and nine (alleging removal of CKI as servicer except to the extent premised on the alleged occurrence of a "CKI Event" under the Administrative Agreement). The Court granted plaintiffs' motion to dismiss defendants' Counterclaim eight which alleged breach of fiduciary duty against CKI, leaving in place all other Warnaco Counterclaims.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                  (UNAUDITED)



         The Company believes the claims of Calvin Klein, Inc. and the Calvin Klein Trademark Trust to be without merit and intends to vigorously defend and to pursue its counterclaims. The impact of the litigation is expected to reduce the Company's sales of Calvin Klein products in fiscal 2000 and 2001.

         On September 14, 2000, Speedo International Limited ("SIL") filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB), against The Warnaco Group, Inc. and various other Warnaco entities (the "Warnaco defendants") alleging claims, inter alia, for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements, injunctive relief and damages.

         On November 8, 2000, the Warnaco defendants filed an answer and counterclaims against SIL seeking, inter alia, a declaration that the Warnaco defendants have not engaged in trademark violations and are not in breach of the licensing agreements, and that the licensing agreements in issue may not be terminated.

         The Company believes the claims of SIL to be without merit and intends to vigorously defend and pursue its counterclaims.

         Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 20, 2000 (the "Class Period"), allege, inter alia, that defendants violated the Securities Exchange Act of 1934 by artificially inflating the price of the Company's stock and failing to disclose negative information during the Class Period. The complaints seek damages and other relief. Motions to consolidate, approve a Lead Plaintiff and approve a Lead Counsel are pending. A hearing is scheduled for November 17, 2000.

         The Company believes the claims to be without merit and intends to vigorously defend them.

         On October 13, 2000, a shareholders' derivative complaint was filed on behalf of the Company in the U.S. District Court for the Southern District of New York, styled Widdicombe, derivatively on behalf of The Warnaco Group, Inc.
v. Linda J. Wachner, et al., No. 00 Civ. 7816 (LMM), naming certain Company officers and directors as defendants (the "Individual Defendants") and the Company as a nominal defendant. The complaint (which has not yet been served on the Company) asserts claims on the Company's behalf for, inter alia, breach of fiduciary duty, corporate waste and unjust enrichment, and seeks, inter alia, damages, punitive damages, and the imposition of a constructive trust upon the assets of the Individual Defendants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  RESULTS OF OPERATIONS

                     STATEMENT OF OPERATIONS (SELECTED DATA)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       --------------------------------   -------------------------------
                                                         SEPT. 30,        OCTOBER 2,        SEPT. 30,       OCTOBER 2,
                                                            2000             1999             2000             1999
                                                       ---------------  ---------------   --------------   --------------
                                                                           (Amounts in millions of dollars)
                                                                                     (Unaudited)

Net revenues                                           $        500.0   $        579.6    $     1,703.6    $     1,508.4
Cost of goods sold (a)                                          442.9            378.1          1,367.1            979.6
                                                       ---------------  ---------------   --------------   --------------
Gross profit                                                     57.1            201.5            336.5            528.8
     % of net revenues                                           11.4 %           34.8 %           19.8 %           35.1%
Selling, general and administrative expenses (b)                168.3            111.3            469.9            323.8
                                                       ---------------  ---------------   --------------   --------------
Operating income (loss)                                        (111.2)            90.2           (133.4)           205.0
     % to net revenues                                          (22.2)%           15.6 %           (7.8)%           13.6%
Investment income                                                   -                -            (42.8)               -
Interest expense                                                 41.5             20.9            109.8             56.4
Income tax provision (benefit)                                  (56.2)            24.9            (70.1)            53.5
                                                       ---------------  ---------------   --------------   --------------
Net income (loss)                                      $        (96.5)  $         44.4    $      (130.3)   $        95.1
                                                       ===============  ===============   ==============   ==============



(a) Includes $78.9 and $175.6 of restructuring and special charges in the third quarter and nine-months of fiscal 2000 respectively, related to global operating strategic initiatives.

(b) Includes $35.3 and $56.0 of restructuring and special charges in the third quarter and nine-months of fiscal 2000 respectively, related to global operating strategic initiatives.

         Net revenues in the third quarter of fiscal 2000 were $500.0 million a decrease of $79.6 million or 13.7% from the $579.6 million recorded in the third quarter of fiscal 1999. Net incremental revenues contributed by the 1999 acquisition of Authentic Fitness ($37.9 million) and ABS ($7.9 million) amounted to $45.8 million. For the nine-month period, net revenues were $1,703.6 million, an increase of $195.2 million or 12.9% from the $1,508.4 million recorded for the fiscal 1999 period. Net incremental revenues contributed by the 1999 acquisition of Authentic Fitness ($339.5 million) and ABS ($30.1 million) amounted to $369.6 million.

                  SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues decreased $41.2 million or 14.2% to $248.7 million in the third quarter of fiscal 2000 compared with $289.9 million in the third quarter of fiscal 1999. Net incremental revenues contributed by the 1999 acquisitions of Authentic Fitness ($21.2 million) and ABS ($7.9 million) amounted to $29.1 million. Excluding acquisitions, net revenues of $219.6 million were 24.3% lower than the fiscal quarter of 1999. Chaps net revenue in the quarter was $61.0 million, down 37.1% from $97.0 million last year. The decrease in net revenue is primarily due to Chaps being adversely affected by the discounted pricing policy of its competitors as well as their lost customers, SRI and Uptons due to bankruptcy. Shipments resumed to SRI subsequent to July 1, 2000. In addition Calvin Klein Jeans Division revenues was $146.9 million down $37.0 million or 20.1% from $183.9 million last year in the Juniors and Kids divisions primarily resulting from the impact of the litigation.

                   For the nine-month period net revenues increased $223.1 million or 30.6% to $952.1 million compared with $729.0 million for the nine-month period last year. Net incremental revenues contributed by the 1999 acquisitions of Authentic Fitness ($292.8 million), ABS ($30.1 million) amounted to $322.9 million. Excluding acquisitions, net revenues of $629.2 million were down 13.7% compared to the same period last year. The decrease in net revenue is primarily in Chaps, down 24.6% to $184.9 million from $245.1 million last year, primarily due to the adverse effect of the discounted pricing policy of its competitors and the lost customers as cited above. In addition, the Calvin Klein Jeans division's revenues were down 10.0% to $417.1 million from $463.3 million for the nine-month period last year, primarily in the Juniors division.

                  INTIMATE APPAREL DIVISION. Net revenues decreased $55.8 million or 22.5% to $192.6 million in the third quarter of fiscal 2000 compared with $248.4 million in the third quarter of fiscal 1999. Warner's and Olga decreased $24.5 million to $64.0 million from $88.5 million primarily due to the loss of three major customers (Uptons, Eaton's and Mercantile) and softness at retail in intimate apparel. Calvin Klein underwear decreased $19.1 million in the third quarter of fiscal 2000 primarily in Sleepwear to $79.8 million from $98.9 million last year. Lejaby decreased $4.9 million to $16.1 million primarily related to the weakness of the Euro against the U.S. dollar (foreign exchange).

                  For the nine-month period, net revenues in the Intimate Apparel division decreased $85.6 million or 12.6% to $593.2 million from $678.8 million during the nine-month period last year. Warners and Olga decreased $35.8 million to $210.8 million from $246.6 million last year due to their lost accounts mentioned above. Calvin Klein Underwear decreased $21.3 million to $220.2 from $241.5 million, primarily in Sleepwear, and Lejaby decreased $8.2 million to $67.6 million from $75.8 million due to the weakness of the Euro against the U.S. dollar (foreign exchange).

                  RETAIL STORE DIVISION. Net revenues increased $17.4 million or 41.9% to $58.8 million in the third quarter of fiscal 2000 compared with $41.4 million in the third quarter of fiscal 1999. The acquisition of Authentic Fitness contributed $16.7 million to net revenues. Excluding net revenues of Authentic Fitness, net revenues increased $0.7 million or 1.7%.

                  For the nine-month period of fiscal 2000, net revenues increased 57.2% to $158.3 million compared with $100.7 million for the nine-month period in fiscal 1999. The acquisition of Authentic Fitness contributed $46.7 million to net revenues. Excluding Authentic Fitness, net revenue of $111.6 million increased 10.8% due to a significant effort made to liquidate excess inventory and improve cash flow.

Gross profit (excluding special charges) decreased $65.4 million or 32.5% to $136.1 million in the third quarter of fiscal 2000 compared with $201.5 million in the third quarter of fiscal 1999. Gross margin was 27.2% in the third quarter of fiscal 2000 compared with 34.8% in the third quarter of fiscal 1999. For the nine-month period gross profit (excluding special charges) decreased $21.7 million or 4.1% to $507.1 million compared with $528.8 million recorded for the fiscal 1999 period. Gross margin was 29.8% for the nine-months compared to 35.1% last year. The decrease in gross margin in the third quarter and nine-months is attributable to higher off-price sales and increased markdowns taken in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. Also included in cost of sales is $78.9 million and $170.6 million for the third quarter and nine months of fiscal 2000, respectively, related to the global operating initiatives discussed above, see Note 3 to the consolidated condensed financial statements. Gross profit on an as reported basis after these charges were $57.2 million and $336.5 million for the third quarter and nine-months of fiscal 2000, respectively.

                  SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding special charges) decreased $35.8 million or 36.8% to $61.4 million in the third quarter of fiscal 2000 compared with $97.2 million in the third quarter of fiscal 1999. Gross margins were 24.7% in the third quarter of fiscal 2000 compared with 33.5% in the third quarter of fiscal 1999. For the nine-month period gross profit (excluding special charges) increased $49.2 million or 20.8% to $286.0 million compared with $236.8 million in the comparable fiscal 1999 period. Gross margin for the nine-month period of fiscal 2000 was 30.0% compared to 32.5% for the same period last year. The decrease in gross margin is due to higher margins of the newly acquired Authentic Fitness brands offset by markdowns taken in the first, second and third quarters of fiscal 2000 primarily to reduce Chaps and Calvin Klein junior's inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $25.1 million for the third quarter and nine months of fiscal 2000.

                  INTIMATE APPAREL DIVISION. Gross profit (excluding special charges) decreased $43.2 million or 47.5% to $47.8 million in the third quarter of fiscal 2000 compared with $91.0 million in the third quarter of fiscal 1999. Gross margins were 24.8% in the third quarter of fiscal 2000 compared with 36.6% in the third quarter of fiscal 1999. For the nine-month period gross profit (excluding special charges) decreased $106.0 million or 40.9% to $153.0 million compared with $259.0 million in the fiscal 1999 period. Gross margin were 25.8% for the nine-month period of fiscal 2000 compared with 38.2% for the nine-month period of fiscal 1999. The decrease in gross margin is due to markdowns taken in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $35.6 million and $118.0 million for the third quarter and nine months of fiscal 2000.

                  RETAIL STORE DIVISION. Gross profit (excluding special charges) increased $13.5 million or 101.2% to $26.8 million (45.7% of net revenues) in the third quarter of fiscal 2000 compared with $13.3 million (32.2% of net revenues) in the third quarter of fiscal 1999. For the nine-month period, gross profit (excluding special charges) increased $35.2 million or 106.3% to $68.2 million (43.1% of net revenues) compared with $33.0 million (32.8% of net revenues) in the fiscal 1999 period. The increase in gross margin is due to higher margins in the Authentic Fitness retail stores. In addition, restructuring and special charges as outlined above were $18.2 million in the third quarter and $27.5 nine months of fiscal 2000.

         Selling, general and administrative expenses (excluding special charges) increased $21.7 million or 19.5% to $133.0 million as compared to $111.3 million in third quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of net revenue were 26.6% in the third quarter of fiscal 2000 compared with 19.2% in the third quarter of fiscal 1999. For the nine-month period, selling, general and administrative expenses (excluding special charges) increased $90.1 million or 27.8% to $413.9 million as compared to $323.8 million in 1999 period. Selling, general and administrative expenses as a percentage of net revenue were 24.3% compared with 21.5% in the fiscal 1999 period. The increased selling, general and administrative expenses as a percent of net sales is due to an increase in the Company's Retail business (primarily Authentic Fitness), and higher depreciation and amortization expense related to additional goodwill for acquisitions and depreciation for systems implemented in fiscal 1999. Also included in selling, general and administrative expenses is $35.3 million and $56.0 million for the third quarter and nine months of fiscal 2000, respectively, related to the global operating initiatives discussed above, see Note 3 to consolidated condensed financial statements. Selling, general and administrative expenses on an as reported basis after these charges were $168.3 million and $469.9 million for the third quarter and nine months of fiscal 2000 respectively.

OPERATING PROFIT

                  SPORTSWEAR AND ACCESSORIES DIVISION. Operating profit (excluding special charges) decreased $30.1 million to $25.7 million in the third quarter of fiscal 2000 compared with $55.8 million in the third quarter of fiscal 1999. For the nine-month period, operating profit (excluding special charges) increased $25.1 million or 19.9% to $151.6 million compared with $126.5 million in the fiscal 1999 period. The decrease in operating profit in the third quarter resulted from lower sales from the lost accounts and additional markdowns to reduce excess inventory. The increase in operating profit from the nine-months primarily was due to the acquisitions of Authentic Fitness, ABS and Chaps Canada. In addition, restructuring and special charges as outlined above were $32.0 million for the third quarter and nine months of fiscal 2000.

                  INTIMATE APPAREL DIVISION. Operating profit (excluding special charges) decreased $49.1 million to $5.1 million in the third quarter of fiscal 2000 compared with $54.2 million in the third quarter of fiscal 1999. For the nine-month period operating profit (excluding special charges) decreased $96.4 million to $45.9 million compared with $142.3 million in the fiscal 1999 period. The decrease in operating profit primarily was due to the lost account mentioned above, a soft retail environment and markdowns taken in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $48.7 million and $139.5 million in the third quarter and nine months of fiscal 2000.

                  RETAIL STORE DIVISION. Operating profit (excluding special charges) decreased $0.4 million to $4.3 million in the third quarter of fiscal 2000 compared with $4.7 million profit in the third quarter of fiscal 1999. For the nine-month period operating profit (excluding special charges) decreased $15.0 million to a loss of $7.7 million compared with $7.3 million profit in the fiscal 1999 period. The decrease in operating profit was due to markdowns taken and other costs incurred in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $22.3 million and $32.7 for the third quarter and nine months of fiscal 2000 respectively.

         Interest expense increased $20.6 million to $41.5 million in the third quarter of fiscal 2000 compared with $20.9 million in the third quarter of fiscal 1999. For the nine-month period interest expense increased $53.4 million to $109.8 million compared with $56.4 million in the fiscal 1999 period. The increase reflects the funding of the Company's 1999 acquisitions and stock buyback program, which totaled more than $800 million.

         The benefit for income taxes recorded during the third quarter of fiscal 2000 reflects an effective income tax rate of 36.8% as compared to the provision for income taxes recorded at an effective income tax rate of 36.0% for the same period in fiscal 1999. The benefit for income taxes for the first nine months of fiscal 2000 reflects an effective income tax rate of 35.0% as compared to the provision for income taxes recorded at an effective income tax rate of 36.0% for the same period in fiscal 1999. These differences relate to the benefit derived from the special charges recorded by the Company during fiscal 2000 at an effective 35.3% rate, offset by a 37.5% effective rate for income before these charges. Certain of the special charges are in jurisdictions where limited tax benefit can be realized. The higher rate of 37.5% compared to last year resulted, in part, from higher non-deductible goodwill, resulting from the 1999 acquisitions.

         Net loss (excluding special charges) for the third quarter of fiscal 2000 was $24.0 million compared with net income of $44.4 million in the third quarter of fiscal 1999. For the nine-month period, net loss (excluding special charges and investment income) was $10.3 million compared with net income of $95.1 million in the fiscal 1999 period. Net loss on an as reported basis after these items was $96.5 million and $130.3 million for the third quarter and nine months of fiscal 2000, respectively.

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

         Cash used in operations was $194.8 million in the first nine months of fiscal 2000 compared with cash used in operations of $168.3 million in the first nine months of fiscal 1999. The $26.5 million increase in cash used by operating activities reflects a decrease in accounts payable and accrued liabilities of $176.1 million and lower net income of $225.4 partially offset by the successful effort to lower net inventory, which improved cash flow by $322.1 million, of which $124.9 million was related to the special charges. The Company normally uses the greatest amount of cash on working capital in the first half of the fiscal year due to seasonal inventory requirements.

         Cash used by investing activities was $84.3 million for the first nine months of fiscal 2000 compared with cash used of $122.9 million in the first nine months of fiscal 1999. The first nine months of fiscal 2000 includes proceeds from the sale of the Company's equity investment in InterWorld Corporation of $50.4 million. Capital expenditures in the first nine months were $86.3 million compared to $66.2 million in the comparable 1999 period. The first nine months of fiscal 2000 includes amounts for new information systems implementations of $39.2 million and store fixture programs of $20.4 million. The increase in intangibles and other and other assets of $46.3 million compared to $17.0 million last year represents costs associated with the Authentic Fitness acquisition.

         Cash provided by financing activities was $305.0 million in the first nine months of fiscal 2000 compared with $291.6 million in the first nine months of fiscal 1999. The increase in the Company's revolving credit balance during the first nine months of fiscal 2000 of $322.9 million was substantially less than the $433.1 million increase in the first nine months of fiscal 1999 due to the purchase of $117.2 million of treasury shares in fiscal 1999. Also, the Company received $26.1 million in the first nine months 2000 from the termination of certain interest rate swaps. The Company paid $14.8 million of dividends in the first nine months of fiscal 2000 compared to $15.3 million in the first nine months of fiscal 1999.

         On June 19, 2000, the Company requested and its lenders agreed to waive certain financial covenants contained in certain of its loan agreements for the fiscal quarter ending September 30, 2000 including the $600,000 and $450,000 Revolving Credit Facilities, the $600,000 364-day Facility, the $500,000 Trade Credit Facility, certain European Credit Lines and the Canadian Credit Facility. The waivers executed on June 19, 2000 were extended through October 6, 2000. On October 6, 2000 the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement. Pursuant to this agreement, the maturity of the $600,000 364-day credit facility entered into on November 17, 1999 was extended from October 8, 2000 to August 12, 2002, a new $400,000 trade credit facility which replaced the Company's existing trade credit facility and which matures on August 12, 2002 was entered into, the maturity of the Company's receivables securitization facility was extended to August 12, 2002 and the maturities of the Company's other credit facilities (except for those that mature after August 12, 2002) were extended to August 12, 2002. As a result of this refinancing, the Company has committed credit facilities in an aggregate amount of $2,593,200 all of which mature on or after August 12, 2002 with substantially no debt amortization until then.

         The Company believes that funds available under its existing credit facilities, and cash flow to be generated from future operations will be sufficient to meet the working capital and capital expenditure needs of the Company, including interest and principal payments on outstanding debt obligations for the next twelve months and for the next several years.

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

         In May 2000, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 is effective for calendar year companies in the fourth quarter of fiscal 2000. The adoption of EITF No. 00-14 did not have a material impact on the Company's financial position or results of operations.

         In March 2000, the Emerging Issues Task Force issued Issue 00-7 "Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur". In July 2000, the EITF issued Issue No. 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13". EITF No. 00-19 may require the Company to mark to market the Equity Agreements unless the Company amends such agreements by June 30, 2001 to remove provisions which require net cash settlement, See Note 2 to the consolidated condensed financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of this bulletin in the fourth quarter of fiscal 2000 did not have an impact on the Company's results of operations or equity.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include the effect of worldwide regional and country general economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, competitive pricing pressures, consumer preferences including acceptance of both new designs and newly-introduced product lines, financial difficulties encountered by customers, inflation, merchandise supply constraints, interest rate movements and access to capital. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition", are forward-looking statements. Consequently, all of the forward-looking statements made in this report are qualified by these and other factors, risks and uncertainties.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.

INTEREST RATE RISK

         The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements, which have the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of September 30, 2000, approximately $643.5 million of interest-rate sensitive obligations were swapped to achieve an average fixed rate of 6.65%, limiting the Company's risk to any future shift in interest rates. As of September 30, 2000, the net fair value asset of all financial instruments

(primarily interest rate swap agreements) with exposure to interest rate risk was approximately zero. As of September 30, 2000, the Company had approximately $1,649 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of September 30, 2000 would have had a $10.2 million unfavorable impact on the Company's pre-tax earnings and cash flow over the nine-month period.

FOREIGN EXCHANGE RISK

         The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of September 30, 2000, the net fair value asset of financial instruments with exposure to foreign currency risk was $0.8 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.5 million.

EQUITY PRICE RISK

         The Company is subject to market risk from changes in its stock price as a result of the Equity Agreements. The Equity Agreements allow for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock from two banks. The Equity Agreements are required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. As of September 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. As of September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90 respectively to $4.50 a share. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. If these Equity Agreements were settled on a net cash or physical settlement basis at September 30, 2000, the Company's settlement costs would be approximately $2,600 or approximately $23,400 respectively.

ITEM 3. LEGAL PROCEEDINGS

         Between October 12, and October 13, 1999, six putative class action complaints were filed in Delaware Chancery Court against the Company, Authentic Fitness Corporation and certain of their officers and directors in connection with the Company's proposed acquisition of Authentic Fitness. On December 20, 1999, an Amended Class Action Complaint ("Amended Complaint") was filed and on January 6, 2000, the Court designated the Amended Complaint as the operative complaint for a consolidated action captioned: In Re Authentic Fitness Corporation Shareholders Litigation, C.A. No. 17464-NC (consolidated). In the Amended Complaint (and all six complaints made virtually identical claims), plaintiffs allege an unlawful scheme by certain of the defendants, in breach of their fiduciary duties, to allow the Company to acquire Authentic Fitness shares for inadequate consideration.

         On September 29, 2000, the Chancery Court approved the dismissal of the consolidated action without prejudice.

         On May 30, 2000, Calvin Klein, Inc. and the Calvin Klein Trademark Trust filed a complaint in the U.S. District Court in the Southern District of New York (Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc. et al. No. 00CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities, and Wachner alleging, inter alia, claims for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements and trademark rights, injunctive relief and damages.

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

         On August 3, 2000, the Court announced it would grant defendants' motion to dismiss Wachner from four counts of the complaint. On August 29, 2000, the Court reaffirmed its dismissal of Wachner from Counts nine, ten, eleven and twelve of the Complaint, which alleged breach of the Quality Assurance Agreement, breach of the Jeanswear License, breach of the Men's Accessories License and breach of the Store License Agreement, respectively. The Court granted the Warnaco defendants' motion to dismiss Counts four, five and sixteen of the Complaint, which alleged breach of fiduciary duty, constructive trust and deceptive acts or practices, respectively. The Court also dismissed defendants The Warnaco Group, Inc. and Wachner from Count eight, which alleged intentional misrepresentation, and granted defendants' motion to stay Count eight as to Warnaco Inc., pending arbitration.

         On October 10, 2000, the Court denied plaintiffs' motion to dismiss Counterclaims one (alleging breach of the Jeanswear License against CKI), two (alleging breach of the Accessories License against CKI), three and four (alleging defamation and trade libel, respectively, against CKI and Calvin Klein personally), five and six (alleging defamation and trade libel, respectively, against CKI) seven (alleging tortious interference with business relations against CKI and Calvin Klein) and nine (alleging removal of CKI as servicer except to the extent premised on the alleged occurrence of a "CKI Event" under the Administrative Agreement). The Court granted plaintiffs' motion to dismiss defendants' Counterclaim eight which alleged breach of fiduciary duty against CKI, leaving in place all other Warnaco Counterclaims.

         The Company believes the claims of Calvin Klein, Inc. and the Calvin Klein Trademark Trust to be without merit and intends to vigorously defend and to pursue its counterclaims. The impact of the litigation is expected to reduce the Company's sales of Calvin Klein products in fiscal 2000 and 2001.

         On September 14, 2000, Speedo International Limited ("SIL") filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB), against The Warnaco Group, Inc. and various other Warnaco entities (the "Warnaco defendants") alleging claims, inter alia, for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements, injunctive relief and damages.

         On November 8, 2000, the Warnaco defendants filed an answer and counterclaims against SIL seeking, inter alia, a declaration that the Warnaco defendants have not engaged in trademark violations and are not in breach of the licensing agreements, and that the licensing agreements in issue may not be terminated.

         The Company believes the claims of SIL to be without merit and intends to vigorously defend and pursue its counterclaims.

         Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 20, 2000 (the "Class Period"), allege, inter alia, that defendants violated the Securities Exchange Act of 1934 by artificially inflating the price of the Company's stock and failing to disclose negative information during the Class Period. The complaints seek damages and other relief. Motions to consolidate, approve a Lead Plaintiff and approve a Lead Counsel are pending. A hearing is scheduled for November 17, 2000.

         The Company believes the claims to be without merit and intends to vigorously defend them.

         On October 13, 2000, a shareholders' derivative complaint was filed on behalf of the Company in the U.S. District Court for the Southern District of New York, styled Widdicombe, derivatively on behalf of The Warnaco Group, Inc.
v. Linda J. Wachner, et al., No. 00 Civ. 7816 (LMM), naming certain Company officers and directors as defendants (the "Individual Defendants") and the Company as a nominal defendant. The complaint (which has not yet been served on the Company) asserts claims on the Company's behalf for, inter alia, breach of fiduciary duty, corporate waste and unjust enrichment, and seeks, inter alia, damages, punitive damages, and the imposition of a constructive trust upon the assets of the Individual Defendants.

         PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

27.1     --       Financial Data Schedule

         (b) Reports on Form 8-K.

         A report on Form 8-K was filed on October 6, 2000, in which The Warnaco Group, Inc. and/or one or more of its subsidiaries completed certain financing transactions previously announced to amend and extend up to $2.56 billion of existing financing facilities on a secured basis through August 12, 2002. The principle agreement entered into on October 6, 2000 included (i) the Intercreditor Agreement, (ii) the Amendment, Modification, Restatement and General Provisions Agreement, (iii) the Amended and Restated Receivables Purchase Agreement and (iv) the Trade Credit Agreement. On September 19, 2000, Warnaco entered into (i) the Memorandum of Understanding with Scotia Capital (U.S.A.) Inc. which amended the equity forward purchase transaction dated December 10, 1999, and (ii) the Memorandum of Understanding with SunTrust Bank which amended the equity forward purchase transaction dated February 10, 2000. The Company also issued a press release on October 6, 2000 announcing the completion of the financing transactions previously announced on July 20, 2000 and September 29, 2000. All of the aforementioned documents are both attached hereto as exhibits and incorporated herein by reference entered into a commitment letter which is attached hereto as Exhibit 99.1 and incorporated herein by reference. On July 20, 2000, The Warnaco Group, Inc. issued a press release which is attached hereto as Exhibit 99.2 and incorporated herein by reference.

         A report on Form 8-K was filed on September 29, 2000, in which the credit agreement waivers filed as Exhibits 10.39 and 10.40 to the form 10-Q dated August 15, 2000 were further extended to October 6, 2000. In addition, the commitment letter filed as Exhibit 99.1 on the Form 10-Q dated August 15, 2000 was extended to October 6, 2000. The company also issued a press release on September 29, 2000. The credit agreement waivers, the commitment extension letter and the press release are attached hereto as exhibits and incorporated herein by reference.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE WARNACO GROUP, INC.

Date: November 14, 2000        By: /S/ WILLIAM S. FINKELSTEIN
                                   ---------------------------
                               William S. Finkelstein
                               Director, Senior Vice President
                               and Chief Financial Officer
                               Principal Financial and Accounting Officer


Date: November 14, 2000        By: /S/ STANLEY P. SILVERSTEIN
                                   --------------------------
                               Stanley P. Silverstein
                               Vice President, General Counsel
                               and Secretary

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .....................'r'