Form 10-K405
period 2000-12-30
WARNACO GROUP INC /DE/
filed 2001-04-17
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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
Class A Common Stock, par value $0.01 per share  New York Stock Exchange
Convertible Trust Originated Preferred           New York Stock Exchange
Securities*

--------------
* Issued by Designer Finance Trust. Payments of distributions and payment on liquidation or redemption are guaranteed by the registrant.

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of the Class A Common Stock, the only voting stock of the registrant issued and outstanding, held by non-affiliates of the registrant as of April 11, 2001, was approximately $47,212,305.

    The number of shares outstanding of the registrant's Class A Common Stock as of April 11, 2001: 52,873,637.

    Documents incorporated by reference: The definitive Proxy Statement of The Warnaco Group, Inc. relating to the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

  (A) GENERAL DEVELOPMENT OF BUSINESS.

    The Warnaco Group, Inc. (the 'Company') a Delaware corporation was organized in 1986 for the purpose of acquiring the outstanding shares of Warnaco Inc. ('Warnaco'). As a result of the Company's acquisition of Warnaco, Warnaco became a wholly-owned subsidiary of the Company.

    The Company and its subsidiaries design, manufacture and market a broad line of women's intimate apparel, such as bras, panties, sleepwear, shapewear and daywear; men's apparel, such as sportswear, jeanswear, khakis, underwear and accessories, women's and junior's apparel, such as sportswear and jeanswear and active apparel, such as swimwear, swim accessories and fitness apparel all of which are sold under a variety of internationally recognized owned and licensed brand names. During fiscal 1999, the Company acquired Authentic Fitness Corporation ('Authentic Fitness') which designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the Speedo'r', Speedo Authentic Fitness'r', Catalina'r', Anne Cole'r', Cole of California'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r', Lauren/Ralph Lauren'r', Ralph/Ralph Lauren'r', Oscar de la Renta'r', Sunset Beach'r', and Sandcastle'r' brand names and activewear and swimwear under the White Stag'r' brand name. In fiscal 1999, the Company also acquired Penhaligon's Ltd., a United Kingdom based retailer of perfumes, soaps, toiletries and other products for men and women; IZKA'r', a French retailer of seam-free and seamless women's intimate apparel products; A.B.S. by Allen Schwartz'r', a leading contemporary designer of casual sportswear and dress lines, sold through better department and specialty stores and Chaps Canada, the Canadian Chaps licensee for men's sportswear. In 1999, the Company also entered into an exclusive license agreement with Weight Watchers International, Inc., ('Weight Watchers') to market shapewear and activewear for the mass market under the Weight Watchers'r' label, successfully launching its Shapewear line in June 1999. During fiscal 1998, the Company acquired the sub-license to produce Calvin Klein'r' jeans and jeans-related products for children in the United States, Mexico and Central and South America. The Company also acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. In addition, the Company discontinued several underperforming product lines and styles. During fiscal 1997, the Company acquired Designer Holdings Ltd. ('Designer Holdings'), which develops, manufactures and markets designer jeanswear and sportswear for men, women and juniors, and holds a 40-year extendable license from Calvin Klein, Inc. to develop, manufacture and market designer jeanswear, khakis and jeans related sportswear collections in North, South and Central America under the Calvin Klein Jeans'r', CK/Calvin Klein Jeans'r' and CK/Calvin Klein/Khakis'r' labels.

    The Company's strategy is to continue to capitalize on its highly recognized brand names worldwide while broadening its channels of distribution and improving manufacturing efficiencies and cost controls. The Company attributes the strength of its brand names to the quality, fit and design of its products which have developed a high degree of consumer loyalty and a high level of repeat business. The Company operates in three business segments, Intimate Apparel, Sportswear and Accessories and Retail Stores, which accounted for 35.9%, 54.5%, and 9.6%, respectively, of net revenues in fiscal 2000, and 32.4%, 52.9%, and 14.7%, respectively, of the Company's gross profit before charges for the same period.

    The Intimate Apparel Division designs, manufactures, imports and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Van Raalte'r', Weight Watchers'r', Fruit of the Loom'r' and Bodyslimmers'r' brand names. In addition, the Intimate Apparel Division designs, manufactures, imports and markets men's underwear under the Calvin Klein brand name. The Intimate Apparel Division is the leading marketer of Intimate Apparel to department and specialty stores in the United States, as measured by the NPD Group, Inc. ('NPD'), accounting for 35.7% of the women's bra, 26.2% of panty and 20.9% of shapewear market shares in the 2000 calendar year. The Warner's and Olga brand names, which are owned by the Company, have been in business for 127 and 60 years, respectively. All of the Company's Intimate Apparel brands are owned with the exception of Fruit of the Loom bras and Weight Watchers, which are licensed.

    The Intimate Apparel Division's strategy is to increase its channels of distribution and expand its highly recognized brand names worldwide. In February 1996, the Company purchased the GJM Group of Companies ('GJM') from Cygne Designs, Inc. GJM is a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers, which also increased the Company's presence in a growing segment of the intimate apparel market. Bodyslimmers is a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers. In July 1996, the Company acquired the Lejaby/Euralis Group of Companies ('Lejaby'). Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products in the critical European market.

    In 1991, the Company entered into a license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, daywear and other related items to be distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name. This license was renewed by the Company in 1994 and was further extended and renewed in 1998. This license expires at the end of 2001 and the Company has notified Fruit of the Loom, Inc. of its intention not to renew it. In late 1994, the Company purchased the Van Raalte trademark for $1.0 million and launched an intimate apparel line through Sears stores in July 1995. In fiscal 1999, the Company entered into the license agreement with Weight Watchers to design, manufacture and market of shapewear and activewear under the Weight Watchers brand name.

    The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Calvin Klein and Catalina brand names; better to premium priced women's and junior's apparel under the Calvin Klein and A.B.S. by Allen Schwartz'r' brand names; and moderate to better active apparel under the Speedo, Speedo Authentic Fitness, Catalina, Anne Cole, Cole of California, Ralph Lauren, Polo Sport Ralph Lauren, Polo Sport-RLX, Oscar de la Renta, Sunset Beach and Sandcastle brand names. During fiscal 1999, the Company acquired Authentic Fitness Corporation which designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the above listed brand names and activewear and swimwear under the White Stag brand name. In fiscal 1999, the Company also acquired A.B.S. by Allen Schwartz, a leading contemporary designer of casual sportswear and dress lines, sold through better department and specialty stores and Chaps Canada, the Canadian Chaps licensee for men's sportswear. In December 1997, the Company completed the acquisition of Designer Holdings which develops, manufactures and markets designer jeanswear and jeans related sportswear for men, women and juniors under the Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis labels. The Calvin Klein Jeans, CK/Calvin Klein Jeans and CK/Calvin Klein/Khakis brands complement the Company's existing product lines, including Calvin Klein underwear for men and women and Calvin Klein men's accessories. During fiscal 1998, the Company expanded the Calvin Klein jeanswear business by acquiring the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America. In addition, the Company acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada. Chaps by Ralph Lauren has increased its net revenues approximately 553% since 1991 from $39.0 million to $254.5 million in 2000, predominantly by expanding product classifications and updating its styles. In 1995, the Company extended its Chaps by Ralph Lauren license through December 31, 2008. The Sportswear and Accessories Division's strategy is to build on the strength of its brand names and eliminate those businesses, which generate a profit contribution below the Company's desired return. Consistent with this strategy, the Company has eliminated several underperforming brands since 1992, including its Hathaway business, which was sold to a group of investors in November 1996.

    The Company has expanded its brand names throughout the world by increasing the activities of its wholly-owned operating subsidiaries in Canada, Mexico, Europe and Asia. International operations generated $362.5 million, or 16.1% of the Company's net revenues in fiscal 2000, compared with $338.2 million, or 16.0%, of the Company's net revenues in fiscal 1999, and $319.7 million, or 16.4%, of the Company's net revenues in fiscal 1998.

    The Company's business strategy with respect to the outlet stores in its Retail Stores Division is to provide a channel for disposing of the Company's excess and irregular inventory. The Company does not manufacture or source products exclusively for its outlet stores. The Company had 132 outlet stores at the end of fiscal 2000 (including 9 stores in Canada, 15 stores in the United Kingdom, one in France, and one in Spain) compared with 124 stores at the end of fiscal 1999 and 114 stores at the end of fiscal 1998. During fiscal 2000 the Company closed 9 under performing stores and plans to close an additional 18 stores in early 2001. During fiscal 1998, the Company announced plans to close 13 underperforming stores, which were all closed by the second quarter of 1999. As a result of the fiscal 1999 acquisition of Authentic Fitness, the Company operates 135 Speedo Authentic Fitness'r' retail stores. The Company operated 145 Speedo Authentic Fitness stores at the end of 1999. The Company's strategy for its full-price Speedo Authentic Fitness stores is to offer a complete line of Speedo and Speedo Authentic Fitness products that sell throughout the year. The Company plans to close approximately 35 underperforming retail stores in 2001.

    In fiscal 1998 and fiscal 1999, the Company invested $7.6 million to acquire a 3% equity interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. This investment was sold during the first quarter of fiscal 2000 for approximately $50.4 million, realizing a pre-tax $42.8 million gain.

    The Company's products are distributed to over 20,000 customers operating more than 50,000 department, specialty and mass merchandise stores, including such leading retailers in the United States as Dayton-Hudson, Macy's and other units of Federated Department Stores, J.C. Penney, The May Department Stores, Kohl's, Sears, Kmart and Wal-Mart and such leading retailers in Canada as The Hudson Bay Company and Zeller's. The Company's products are also distributed to such leading European retailers as House of Fraser, Harrods, Galeries Lafayette, Au Printemps, Karstadt, Kaufhof and El Corte Ingles, and to leading Mexican retailers such as Palacio De Hierro and Liverpool.

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    The Company operates within three business segments. One customer accounted for 10.2% of the Company's net revenues in one of the three years ended in fiscal 2000. See Note 6 to the Consolidated Financial Statements.

  (C) NARRATIVE DESCRIPTION OF BUSINESS.

    The Company designs, manufactures and markets a broad line of women's intimate apparel, and men's and women's apparel and accessories sold under a variety of internationally recognized brand names owned or licensed by the Company. The Company operates three divisions, Intimate Apparel, Sportswear and Accessories and Retail Stores, which accounted for 35.9%, 54.5% and 9.6% respectively, of net revenues in fiscal 2000.

INTIMATE APPAREL

    The Company's Intimate Apparel Division designs, manufactures, and markets women's intimate apparel, which includes bras, panties, sleepwear, shapewear and daywear. The Company also designs and markets men's underwear. The Company's brands accounted for 35.7% of bra, 26.2% of panty and 20.9% of shapewear market shares in the 2000 calendar year in department and specialty stores in the United States. Management considers the Intimate Apparel Division's primary strengths to include its strong brand recognition, product quality and design innovation, low cost production, strong relationships with department and specialty stores and its ability to deliver its merchandise rapidly. Building on the strength of its brand names and reputation for quality, the Company has historically focused its intimate apparel products on the upper moderate to premium priced range distributed through leading department and specialty stores.

    The intimate apparel division markets its lines under the following brand names:

         BRAND NAME                   PRICE RANGE                   TYPE OF APPAREL
         ----------                   -----------                   ---------------
Lejaby......................       better to premium                intimate apparel
Bodyslimmers................       better to premium                intimate apparel
Calvin Klein................       better to premium        intimate apparel/men's underwear
Olga........................             better                     intimate apparel
Warner's....................    upper moderate to better            intimate apparel
White Stag..................            moderate                    intimate apparel
Van Raalte..................            moderate                    intimate apparel
Fruit of the Loom bras......            moderate                    intimate apparel
Weight Watchers.............            moderate                    intimate apparel

    The Company owns the Warner's, Olga, Calvin Klein (underwear and intimate apparel), Lejaby, Bodyslimmers and Van Raalte brand names and trademarks which account for approximately 86.4% of the Company's Intimate Apparel net revenues. The Company licenses the other brand names under which it markets its product lines, primarily on an exclusive basis. The Company also manufactures intimate apparel on a private and exclusive label basis for certain leading specialty and department stores. The Warner's and Olga brands have been in business for 127 years and 60 years, respectively.

    In August 1991, the Company entered into an exclusive license agreement with Fruit of the Loom, Inc. for the design, manufacture and marketing of moderate priced bras, which are distributed through mass merchandisers, such as Wal-Mart and Kmart, under the Fruit of the Loom brand name. The license agreement has since been extended to include bodywear, coordinating panties, fashion sleepwear, as well as coordinated fashion sets (bras and panties) and certain control bottoms. The Company began shipping Fruit of the Loom products in June 1992. This agreement with Fruit of the Loom expires in December 2001 and the Company has notified Fruit of the Loom, Inc. of its intention not to renew it.

    In March 1994, the Company acquired the worldwide trademarks, rights and business of Calvin Klein men's underwear, and effective January 1, 1995, the worldwide trademark, rights and business of Calvin Klein women's intimate apparel. The purchase price was approximately $60.9 million and consisted of cash payments of $33.1 million in fiscal 1994, $5.0 million in fiscal 1995 and the issuance of 1,699,492 shares of the Company's common stock with a then fair market value of $22.8 million for such shares. Since that time, the Company has acquired the business of several former international licensees and distributors of Calvin Klein underwear products including those in Canada, Germany, Italy, Portugal, Scandinavia and Spain. In addition, in 1994 the Company entered into an exclusive worldwide license agreement to produce men's accessories and small leather goods under the Calvin Klein label. The Calvin Klein underwear brand accounted for net revenues of $293.5 million in fiscal 2000, a decrease of 11.4% from the $331.1 million recorded in fiscal 1999, due primarily to women's sleepwear sales in the U.S. market.

    In fiscal 1996, the Company acquired GJM, a private label maker of sleepwear and intimate apparel. The acquisition provided the Company with design, marketing and manufacturing expertise in the sleepwear business, broadening the Company's product line and contributing to the Company's base of low cost manufacturing capacity. In June 1996, the Company purchased Bodyslimmers, a leading designer and manufacturer of body slimming undergarments targeted at aging baby boomers. The purchase of Bodyslimmers increased the Company's presence in a growing segment of the intimate apparel market. In July 1996, the Company acquired Lejaby. Lejaby is a leading maker of intimate apparel in Europe. The Lejaby acquisition increased the size of the Company's operations in Western Europe and provides the Company with an opportunity to expand the distribution of its products, including Calvin Klein, in the critical European market. These three divisions contributed $168.6 million in net revenues for fiscal 2000, or 20.9% of the Company's Intimate Apparel net revenues, compared to $196.3 million or 20.8% of the Company's Intimate Apparel net revenue in fiscal 1999. In fiscal 1999, the Company entered into the Weight Watchers license agreement, generating $9.9 million of net revenue in fiscal 2000.

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

    The Company believes that over the past several years a shift in consumer attitudes has stimulated growth in the intimate apparel industry. Women increasingly view intimate apparel as a fashion-oriented purchase rather than as a purchase of a basic necessity. The shift was driven by the expansion of intimate apparel specialty stores and catalogs, and an increase in space allocated to intimate apparel by department stores. The Company believes that it is well-positioned to benefit from any further increased demand for intimate apparel due to its reputation for forward-looking design, quality, fit and fashion and to the breadth of its product lines at a range of price points. Over the past five years, the Company has further improved its position by continuing to introduce new products under its Warner's and Olga brands in the better end of the market, by obtaining the license from Weight Watchers to produce shapewear and activewear, by acquiring the Calvin Klein trademarks for premium priced women's intimate apparel and better priced men's underwear, by purchasing the Van Raalte trademark for introduction of an intimate apparel line through Sears stores in July 1995, and by making strategic acquisitions to expand product lines and distribution channels such as GJM, Lejaby and Bodyslimmers in 1996. The Company has further improved its position by continuing to strengthen its relationships with its department store; specialty store and mass merchandise customers.

    The Intimate Apparel Division's net revenues have increased at a compound annual growth rate of 10.1% since 1991, to $806.8 million in fiscal 2000, as the Company has made acquisitions, increased its penetration with existing accounts, expanded sales to new customers such as Van Raalte to Sears and Weight Watchers to mass merchandisers such as Wal-Mart and Kmart and broadened its product lines. The Company believes that it is one of the lowest-cost producers of intimate apparel in the United States, producing nearly six million dozen intimate apparel products per year.

    The Company also sees opportunities for continued growth in the Intimate Apparel Division for bras specifically designed for the 'full figure' market, as well as in its panty and daywear product lines. To meet the needs of the customer profile of this market, the Company acquired Bodyslimmers in June 1996 to provide important brand name recognition in this growing segment of the intimate apparel market for department and specialty stores. It also entered into a license agreement with Weight Watchers to market shapewear for the mass market, and in June 1999 began shipping product.

    The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America, in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland and Germany in Europe, in Costa Rica, the Dominican Republic and Honduras in Central America and in the Philippines, Sri Lanka, the People's Republic of China (including Hong Kong) and Japan in Asia. International sales accounted for approximately 32.0% of the Intimate Apparel Division's net revenues in fiscal 2000 compared with 28.7% in fiscal 1999 and 31.1% in fiscal 1998. The Company has acquired the businesses of several former distributors and licensees of its Calvin Klein underwear products in previous years, including those in Canada, Germany, Italy, Portugal, Scandinavia and Spain. The Company's objective in acquiring its former licensees and distributors is to expand its business in foreign markets through a coordinated set of product offerings, marketing and pricing strategies and by consolidating distribution to obtain economies of scale. Net revenues attributable to the international divisions of the Intimate Apparel Division were $257.8 million, $270.9 million and $282.9 million in fiscal 2000, 1999 and 1998, respectively. Management's strategy is to increase its market penetration in Europe, Latin America and Asia and to open additional channels of distribution.

    The Company's intimate apparel products are manufactured principally in the Company's facilities in North America, Central America, the Caribbean Basin, France, Ireland, Morocco (joint venture), the Philippines, Sri Lanka and the People's Republic of China (joint venture). Over the last seven years, the

Company had opened or expanded 12 manufacturing facilities. A new cutting facility and distribution facility in Mexico was opened in fiscal 2000. In connection with the start-up of these facilities, the Company incurred substantial direct and incremental plant start-up costs to recruit and train over 39,000 workers. In fiscal 2000, as part of its restructuring program, the Company closed 5 manufacturing facilities and 1 cutting center. (See Note 3 to the Consolidated Financial Statements.)

    The Intimate Apparel Division generally markets its product lines for three retail-selling seasons (spring, fall and holiday). Its revenues are consistent throughout the year, with 50% of the Intimate Apparel Division's net revenues occurring in each half of fiscal year 2000.

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

    The Sportswear and Accessories Division markets its lines under the following brand names:

         BRAND NAME                     PRICE RANGE                   TYPE OF APPAREL
         ----------                     -----------                   ---------------
Calvin Klein.................         better/premium          Men's, women's, juniors and
                                                                children's designer jeanswear,
                                                                khakis and jeans related
                                                                sportswear and men's
                                                                accessories
A.B.S by Allen Schwartz......         better/premium          Women's and junior's casual
                                                                sportswear and dresses
Ralph Lauren.................         better/premium          Women's and girl's swimwear
Polo Sport Ralph Lauren......         better/premium          Women's and girl's swimwear
Polo Sport-RLX...............         better/premium          Women's and girl's swimwear
Lauren/Ralph Lauren..........         better/premium          Women's and girl's swimwear
Ralph/Ralph Lauren...........         better/premium          Women's and girl's swimwear
Oscar de la Renta............         better/premium          Women's swimwear
Anne Cole....................         better/premium          Women's swimwear
Speedo.......................             better              Men's and women's competitive
                                                                swimwear and swim accessories,
                                                                men's swimwear and
                                                                coordinating T-shirts, women's
                                                                fitness swimwear, Speedo
                                                                Authentic Fitness activewear
                                                                and children's swimwear
Cole of California...........      upper moderate/better      Women's swimwear
Sandcastle...................      upper moderate/better      Women's swimwear
Sunset Beach.................      upper moderate/better      Junior's swimwear
Chaps by Ralph Lauren........         upper moderate          Dress shirts, neckwear, knit and
                                                                woven sport shirts, sweaters,
                                                                sportswear and bottoms
Catalina.....................            moderate             Men's and women's sportswear
                                                                Women's swimwear
White Stag...................            moderate             Women's swimwear and activewear

    The Calvin Klein, Chaps by Ralph Lauren, Speedo, Oscar de la Renta, Anne Cole, Ralph Lauren, Polo Sport Ralph Lauren, Polo Sport-RLX, Lauren/Ralph Lauren and Ralph/Ralph Lauren brand names are licensed on an exclusive basis by the Company.

    The Sportswear and Accessories Division's strategy is to build on the strength of its brand names, strengthen its position as a global apparel company and eliminate those businesses which generate a profit contribution below the Company's required return. The Company (i) acquired Designer Holdings during the fourth quarter of 1997, (ii) acquired the sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America in June 1998, (iii) acquired the sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada in June 1998, (iv) acquired A.B.S by Allen Schwartz during the third quarter of fiscal 1999, (v) acquired the licensee for Chaps Canada in the second quarter of fiscal 1999, and (vi) acquired Authentic Fitness during the fourth quarter of fiscal 1999. The acquisition of Designer Holdings contributed $554.3 million and $634.1 million to net revenues in fiscal 2000 and 1999, respectively. The acquisition of the Calvin Klein jeans children sub-license contributed $37.0 million and $63.1 million to net revenues in fiscal 2000 and 1999, respectively. In addition, the acquisitions of the sub-licenses to produce Jeanswear in Mexico and Canada contributed $25.4 million and $18.4 million to net revenues in fiscal 2000 and 1999, respectively. Authentic Fitness, acquired in December 1999 contributed $355.2 million (excluding Retail) to net revenues in fiscal 2000 and A.B.S. by Allen Schwartz, acquired in September 1999 contributed $44.4 million to net revenues in fiscal 2000.

    The Sportswear and Accessories Division's net revenues have increased at a compound annual growth rate of 23.8% since 1991 to $1,227.5 million in fiscal 2000 including acquisitions and dispositions. The reduction in net revenues from discontinued brands has been more than offset by the success of the Chaps by Ralph Lauren brand which has increased its net revenues by approximately 23.2% since fiscal 1991 to $254.5 million in fiscal 2000, and the acquisitions of the Calvin Klein jeanswear and jeans related sportswear brands in 1997 and 1998, and Authentic Fitness and A.B.S. in 1999.

    Sportswear. In 1989, the Company began repositioning its Chaps by Ralph Lauren product lines by updating its styling, which has generated significant net revenue increases, as mentioned above. In 1993, the Company entered into a license agreement to design men's and women's sportswear and men's dress shirts and furnishings bearing the Catalina trademark. Catalina products are sold through the mass merchandise segment of the market pursuant to a license agreement, generating royalty income of $5.2 million, $4.4 million and $4.9 million in fiscal 2000, 1999 and 1998, respectively. In 1997, the Company acquired Designer Holdings Ltd., which develops, manufactures and markets Calvin Klein designer jeanswear and sportswear for men, women and juniors in North, South and Central America. During 1998, the Company expanded upon the Calvin Klein jeanswear business by acquiring sub-licenses to distribute Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America and Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada.

    In 1999, the Company acquired Authentic Fitness which designs, manufacturers and markets swimwear, swim accessories and active fitness apparel for men, women and children in North America under the Speedo brand and worldwide under all of its other brands. Authentic Fitness generated wholesale net revenues in fiscal 2000 of $355.2 million compared to $36.4 of net revenue generated in fiscal 1999 subsequent to the December 16, 1999 acquisition. In addition, the Company also acquired A.B.S. by Allen Schwartz which designs, manufactures and markets women's and junior's casual sportswear and dresses and Chaps Canada which imports and markets men's sportswear for the Canadian market under the Chaps by Ralph Lauren brand name. A.B.S and Chaps Canada accounted for $56.2 million in fiscal 2000 compared to $19.4 million in fiscal 1999.

    Accessories. The Sportswear and Accessories Division markets men's small leather goods and belts and soft side luggage under the Calvin Klein brand name pursuant to a worldwide license. The first shipments of Calvin Klein accessories were made in the third quarter of fiscal 1995 to United States customers. The line has grown to $24.1 million and $22.3 million of net revenues in fiscal 2000 and 1999, respectively. Management believes that one of the strengths of its accessories lines and potential for growth is the high level of international consumer recognition associated with the Calvin Klein label.

    International sales accounted for approximately 6.2% of net revenues of the Sportswear and Accessories Division in fiscal 2000, compared with 4.3% and 1.6% in fiscal 1999 and 1998, respectively. Net revenues attributable to international operations of the Sportswear and Accessories Division were

$75.6 million, $44.4 million and $14.0 million in fiscal 2000, 1999 and 1998, respectively. This significant increase in international sales in fiscal 2000 and 1999 reflects the acquisition of Authentic Fitness and sales growth in Chaps and Calvin Klein Jeans in Mexico and Canada. The Company expects to generate future revenue from sales of basic Calvin Klein jeanswear, khakis, jeans related to sportswear and accessories in Central and South America.

    Sportswear apparel (knit shirts, sweaters and other apparel) is sourced principally from the Far East. Accessories are sourced from the United States, Europe and the Far East.

    The Sportswear and Accessories Division, similar to the Intimate Apparel Division, generally markets its apparel products for three retail selling seasons (spring, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences, market trends and to coincide with the appropriate retail selling season. The Company's swimwear products are principally sold in the first two quarters.

RETAIL STORES DIVISION

    The Retail Stores Division is comprised of both outlet stores as well as full-price retail stores, selling the Company's products to the general public. The Company's business strategy with respect to its outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory. The Company does not manufacture or source products exclusively for the retail outlet stores. The Company's outlet stores are situated in areas where they generally do not conflict with the Company's principal channels of distribution. As of December 30, 2000, the Company operated 132 outlet stores, 106 in the U.S., 9 in Canada, 15 in the United Kingdom, 1 in France and 1 in Spain. The Company opened 17 stores during fiscal 2000 and closed 9 stores. The Company plans to close an additional 18 stores in the early part of 2001 as part of its restructuring plan. (See Note 3 to the Consolidated Financial Statements.) In addition, the Company operates Speedo Authentic Fitness full-price retail stores designed to appeal to participants in water and land based fitness activities, and to offer a complete line of Speedo and Speedo Authentic Fitness products that sell throughout the year. As of December 30, 2000, the Company operated 135 full-price retail stores, 132 in the U.S. and 3 in Canada. The Company closed 14 Authentic Fitness stores in 2000, and plans to close an additional underperforming 35 stores in 2001.

    In fiscal 1999, the Company acquired Penhaligon's Ltd., a United Kingdom based retailer of perfumes, soaps, toiletries and other products for men and women. The Company also acquired IZKA, a French retailer of seam-free and seamless intimate apparel products. These acquisitions generated $10.2 million and $0.7 million respectively, in net revenue in fiscal year 2000.

INTERNATIONAL OPERATIONS

    The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland, the Netherlands and Germany in Europe and Hong Kong and Japan in Asia, which engage in sales, manufacturing and marketing activities. The results of the Company's operations in these countries are influenced by the movement of foreign currency exchange rates. With the exception of the fluctuation in the rates of exchange of the local currencies in which these subsidiaries conduct their business, the Company does not believe that the operations in Canada and Western Europe are subject to risks that are significantly different from those of the domestic operations. Mexico has historically been subject to high rates of inflation and currency restrictions that may, from time to time, impact the Mexican operation. The Company also sells directly to customers in Mexico. Net revenues from these shipments represent approximately 2.0% of the Company's net revenues in fiscal 2000.

    The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, the Dominican Republic, Ireland, France, Morocco (joint venture), Sri Lanka, the People's Republic of China (joint venture) and the Philippines. The Company maintains warehousing facilities in Canada, Mexico, the United Kingdom, France and Costa Rica and in the Netherlands (joint venture). The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean Basin pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. Over the last seven years, the Company had opened or expanded 12 manufacturing facilities and one cutting facility. During 2000 the Company closed five manufacturing facilities, one cutting facility and seven warehouses. (See Note 3 to the Consolidated Financial Statements.) A new cutting facility and distribution facility in Mexico was opened in fiscal 2000. The Company has many potential sources of manufacturing so that a disruption at any one facility would not significantly impact the Company.

    The majority of the Company's purchases which are imported into the United States are invoiced in United States dollars and, therefore, are not subject to currency fluctuations. The majority of the transactions denominated in foreign currencies are denominated in the Hong Kong dollar, which currently fluctuates in conjunction with the United States dollar and therefore does not create any currency risk.

SALES AND MARKETING

    The Intimate Apparel and Sportswear and Accessories Divisions sell to over 20,000 customers operating more than 50,000 department, mass merchandise and men's and women's specialty store doors throughout North America and Europe.

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

    The Company utilizes various forms of advertising media. In fiscal 2000, the Company spent approximately $ 141.3 million, or 6.3% of net revenues, for advertising and promotion of its various product lines, compared with $118.0 million, or 5.6% of net revenues in fiscal 1999, and $102.6 million or 5.3% of net revenues in fiscal 1998. The increase in advertising costs in fiscal 2000 compared with fiscal 1999 and fiscal 1998 reflects the Company's desire to maintain its strong market position in Calvin Klein underwear, jeanswear and accessories, Chaps by Ralph Lauren sportswear and Warner's, Olga, and Bodyslimmers intimate apparel. The Company participates in advertising on a cooperative basis with retailers, principally through newspaper advertisements.

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

EMPLOYEES

    As of December 30, 2000, the Company and its subsidiaries employed 21,440 employees. Approximately 25% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

TRADEMARKS AND LICENSING AGREEMENTS

    The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 2008. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States, Canada and Mexico. The Company's license to develop, manufacture and market designer jeanswear and jeans related sportswear under the Calvin Klein trademark in North, South and Central America extends for an initial term expiring on December 31, 2034 and is extendable at the Company's option for a further 10 year term expiring on December 31, 2044. The license contains certain financial covenants which require the Company to maintain, inter alia, certain levels of consolidated net worth and certain ratios of debt to consolidated net worth, all as defined therein during the term of the license. In connection with the confidential settlement agreement with Calvin Klein, Inc. described in Item 3. Legal Proceedings, the debt to consolidated net worth financial covenant has been suspended through January 5, 2002. The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories expires June 30, 2004. The Company has an exclusive license agreement to use the Fruit of the Loom trademark in the United States of America, its territories and possessions, Canada and Mexico through December 31, 2001. The Company has notified Fruit of the Loom, Inc. of its intention not to renew its Fruit of the Loom license.

    The Company has license agreements in perpetuity with Speedo International, Ltd. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo trademark and certain other trademarks including Speedo, Surf Walker, and Speedo Authentic Fitness. The Company's license to use the Speedo trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, it territories and possessions, Canada, Mexico and the Caribbean Islands. Speedo International, Ltd. retains the right to use or license such brand names in other jurisdictions and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated, with respect to a particular territory only in the event the Company does not pay royalties, or abandons, the trademark in such territory. Also, the license agreements may be terminated in the event the Company manufactures or is controlled by a company that manufactures racing/competitive swimwear, swimwear caps or swimwear accessories, under a different trademark, as specifically defined in the license agreements. The Company has certain rights to sublicense the Speedo trademark within the geographic regions covered by the licenses.

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

    In 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta brand name. The agreement granting the exclusive right to use the Oscar de la Renta trademark is valid for a term up to and including March 31, 2002 and provides for the payment of certain minimum royalty payments to be credited against earned royalty payments for each agreement year.

    On February 1, 1998, the Company entered into an exclusive worldwide license agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren, Polo Sport Ralph Lauren and Polo Sport-RLX brand swimwear for women and girls. Under the license, the Company produces and markets swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. First shipments under this license agreement occurred in January 1999. In addition, the agreement added Lauren/Ralph Lauren and Ralph/Ralph Lauren effective January 1, 2001. The initial term of these agreements expire June 30, 2003 and are extendable to June 30, 2008 upon satisfying certain minimum net sales requirements.

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

    The Company owns other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear and sleepwear, Calvin Klein women's intimate apparel and sleepwear, Van Raalte, Lejaby, Rasurel'r', and Bodyslimmers, Penhaligon's, White Stag, Catalina, A.B.S by Allen Schwartz, Sunset Beach, Sandcastle and Cole of California.

    The Company sub-licenses the White Stag and Catalina brand names to domestic and international licensees for a variety of products. These agreements generally require the licensee to pay royalties and fees to the Company based on a percentage of the licensee's net sales. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with third-party licensees to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into distribution or license agreements with other companies that would permit such companies to market products under the Company's trademarks. Generally, in evaluating a potential distributor or licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from licensing was approximately $16.5 million, $17.7 million and $21.2 million in fiscal 2000, 1999 and 1998, respectively.

    The Company believes that only the trademarks mentioned herein are material to the business of the Company.

BACKLOG

    A substantial portion of net revenues is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

    The information required by this portion of Item 1 is incorporated herein by reference to Note 6 to the Consolidated Financial Statements on pages F-1 to F-38.

ITEM 2. PROPERTIES.

    The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut, California, Washington, D.C. and New York, pursuant to leases that expire between 2003 and 2008.

    The Company has 16 domestic manufacturing and warehouse facilities located in California, Connecticut, Georgia, New Jersey, Pennsylvania, South Carolina and 46 international manufacturing and warehouse facilities located in Canada, Costa Rica, the Dominican Republic, France, the Netherlands (joint venture), Honduras, Ireland, Mexico, Morocco (joint-venture), People's Republic of China (joint venture), the Philippines, Sri Lanka, and the United Kingdom. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns six of its domestic and five of its international facilities. The balance of the facilities are leased. Lease terms, except for month-to-month leases, expire between 2001 and 2020. No facility is underutilized except for the company's former cutting and distribution facilities in Murfreesboro, TN, which is held for sale.

    The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; Mexico City, Mexico; Paris, France; Cologne, Germany; Hong Kong; Milan, Italy; and Lausanne, Switzerland. The sales office leases expire between 2001 and 2008 and are generally renewable at the Company's option. The Company also occupies offices in London, England subject to a freehold lease, which expires in 2114. The Company currently leases 132 outlet store locations and 135 Speedo Authentic Fitness retail stores sites. Outlet store and retail store leases, expire between 2001 and 2008 and are generally renewable at the Company's option.

    All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes.

ITEM 3. LEGAL PROCEEDINGS.

    On May 30, 2000, Calvin Klein, Inc. ('CKI') and the Calvin Klein Trademark Trust filed a complaint in the U.S. District Court in the Southern District of New York (Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc., et al, No. 00 CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities, and Wachner (the 'Warnaco Defendants') alleging, inter alia, claims for breach of contract and trademark violations. The complaint sought, inter alia, termination of certain licensing agreements and trademark rights, injunctive relief and damages.

    On June 26, 2000, the Warnaco Defendants filed an answer and certain Warnaco Defendants filed counterclaims (amended on July 31, 2000) against CKI for, inter alia, breach of the jeanswear and men's accessories licenses and breach of fiduciary duty, and against CKI and Calvin Klein personally for tortious interference with business relations, defamation and trade libel. The counterclaims sought, inter alia, damages, injunctive and declaratory relief. Thereafter, certain of the plaintiff's claims and one of the Warnaco Defendant's counterclaims were dismissed.

    On January 16, 2001, CKI filed a Complaint in the Supreme Court of the State of New York (County of New York) against CKJ Holdings, Inc. and Calvin Klein Jeanswear Company (collectively the 'Defendants') seeking a declaration that CKI was entitled to terminate the Jeanswear License Agreement dated August 4, 1994, as amended (the 'Jeanswear License'), claiming that the Defendants breached certain financial covenants in the Jeanswear License because the Company's consolidated debt to consolidated net worth ratio allegedly exceeded five to one as of the quarter ending September 30, 2000.

    On January 22, 2001, the parties entered into a confidential settlement agreement whereby they agreed, inter alia, to the dismissal of all claims and counterclaims asserted in both actions with prejudice and without the payment of any sum of money by any party to any other party. The parties further agreed to work together for their mutual benefit under their license and other agreements as modified by the terms of the settlement agreement. The Company believes that the settlement agreement will not materially affect the manner in which it conducts its business pursuant to its existing license and other agreements with CKI and the Calvin Klein Trademark Trust.

    On September 14, 2000, Speedo International Limited (""SIL'') filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB), against The Warnaco Group, Inc. and various other Warnaco entities (the ""Warnaco Defendants'') alleging claims, inter alia, for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements, injunctive relief and damages.

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

    Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors.
On November 17, 2000, the Court consolidated the complaints into a single action, styled In re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed Lead Plaintiffs and approved Lead Counsel for the putative class. A consolidated amended complaint has been filed.
The amended complaint, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 19, 2000 (the 'Class Period'), alleges, inter alia, that defendants violated the Securities Exchange Act of 1934 by artificially inflating the price of the Company's stock by issuing false and misleading statements during the Class Period. The Company believes the claims to be without merit and intends to vigorously defend them.


    The staff of the Securities and Exchange Commission (the 'SEC'), has notified the Company that it is conducting an investigation to determine whether there have been any violations of the Securities Exchange Act of 1934 in connection with the preparation and publication of various financial statements and reports. The Company is cooperating in such investigation. The SEC has indicated that its investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security.

    On October 13, 2000, a shareholders' derivative complaint was filed on behalf of the Company in the U.S. District Court for the Southern District of New York, styled Widdicombe, derivatively on behalf of The Warnaco Group, Inc.
v. Linda J. Wachner, et al., No. 00 Civ. 7816 (LMM), naming certain Company officers and directors as defendants (the 'Individual Defendants') and the Company as a nominal defendant. The complaint asserts claims on the Company's behalf for, inter alia, breach of fiduciary duty, corporate waste and unjust enrichment, and seeks, inter alia, damages, punitive damages, and the imposition of a constructive trust upon the assets of the Individual Defendants. In accordance with a stipulation, an amended complaint may be filed on or before June 8, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, their age and their position are set forth below.

                  NAME                     AGE                       POSITION
                  ----                     ---                       --------
Linda J. Wachner.........................  55        Director, Chairman of the Board,
                                                     President and Chief Executive Officer

Philip Terenzio(1).......................  53        Senior Vice President and Chief Financial
                                                       Officer

William S. Finkelstein...................  52        Director, Senior Vice President and Chief
                                                       Operating Officer of Calvin Klein
                                                       Jeanswear and Underwear

Philippe de La Chapelle..................  59        Senior Vice President -- Legal and Human
                                                       Resources

Gregg A. Holst...........................  42        Executive Vice President -- Finance

Stanley P. Silverstein...................  48        Vice President, General Counsel and
                                                       Secretary

Carl J. Deddens..........................  48        Vice President and Treasurer

---------

(1) Effective March 1, 2001, Philip Terenzio succeeded William S. Finkelstein as Chief Financial Officer.
                              -------------------

    Mrs. Wachner has been a Director, President and Chief Executive Officer of the Company since August 1987, and the Chairman of the Board since August 1991. Mrs. Wachner was a Director and President of the Company from March 1986 to August 1987. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984. Mrs. Wachner also serves as a Director of The New York Stock Exchange.

    Mr. Terenzio has been Senior Vice President and Chief Financial Officer of the Company since March 1, 2001. Prior to joining the Company, from 1998
Mr. Terenzio served as Vice President and Controller at BestFoods. From 1971 to 1998, Mr. Terenzio was at KPMG, independent public accountants where he left as a Partner of the firm.

    Mr. Finkelstein has been Senior Vice President of the Company since May 1992 and Chief Financial Officer from May 1995 through February 2001 and Director of the Company since May 1995. Mr. Finkelstein served as Vice President and Controller of the Company from November 1988 until his appointment as Senior Vice President. Mr. Finkelstein served as Vice President of Finance of the Company's Activewear and Olga Divisions from March 1988 until his appointment as Controller of the Company. Mr. Finkelstein served as Vice President and Controller of SPI Pharmaceuticals Inc. from February 1986 to March 1988 and held various financial positions, including Assistant Corporate Controller with Max Factor and Company, between 1977 and 1985. Mr. Finkelstein became the Chief Operating Officer of the Company's Calvin Klein Jeanswear and Underwear Division on March 1, 2001.

    Mr. de La Chapelle has been Senior Vice President Legal-Human Resources since February 2000. Prior to joining the Company, from 1966 to 1985 Mr. de La Chapelle served as international counsel for W.R. Grace & Co., Assistant General Counsel for Norton Simon Inc., Senior Vice President and General Counsel for MasterCard Inc. and Senior Executive -- International for Warner Communications Inc. From 1985 to February 2000 Mr. de La Chapelle was affiliated with various private investment banking firms.

    Mr. Holst has been Executive Vice President, Finance of the Company since July 2000. Prior to joining the Company, Mr. Holst served as Senior Vice President and Chief Financial Officer for GE American Communications, a division of GE Capital. Mr. Holst served as Vice President -- Finance for GE Capital's Structured Financial Group from 1994-1997 and as a manager in GE Capital Corporate

Controller's office from 1992 to 1994. Mr. Holst held various positions with Arthur Andersen & Co. from 1981 to 1992.

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

                                                                             DIVIDEND
                                                         HIGH       LOW      DECLARED
                                                         ----       ---      --------
1999:
    First Quarter....................................  $27.2500   $20.1250    $0.09
    Second Quarter...................................  $30.0625   $24.3125    $0.09
    Third Quarter....................................  $27.3750   $17.5625    $0.09
    Fourth Quarter...................................  $19.1250   $10.4375    $0.09
2000:
    First Quarter....................................  $13.8750   $ 9.6250    $0.09
    Second Quarter...................................  $11.6250   $ 6.6875    $0.09
    Third Quarter....................................  $ 7.7500   $ 3.8125    $0.09
    Fourth Quarter...................................  $ 3.5625   $ 1.4375       --
2001:
    First Quarter....................................  $ 5.3200   $ 1.1200       --

    As of April 11, 2001, there were 266 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

    In fiscal 1995, the Company initiated a regular cash dividend of $0.28 per share per annum. The initial cash dividend was paid on June 30, 1995. On February 20, 1997, the Company's Board of Directors approved an increase in the Company's quarterly cash dividend to $0.08 per share. On November 21, 1997, the Company's Board of Directors approved an increase in the quarterly cash dividend to $0.09 per share. As required by the Company's credit facilities, the Company suspended payment of its quarterly cash dividend in December 2000.

ITEM 6. SELECTED FINANCIAL DATA.

    Set forth below is consolidated statement of income data with respect to the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000, and consolidated balance sheet data at January 1, 2000 and December 30, 2000. The selected financial data is derived from, and qualified by reference to, the consolidated financial statements included herein and such data should be read in conjunction with those financial statements and notes thereto. The consolidated statement of income data for the fiscal years ended January 4, 1997 and January 3, 1998 and the consolidated balance sheet data at January 4, 1997, January 3, 1998 and January 2, 1999 are derived from consolidated financial statements not included herein.

                                                         FISCAL YEAR ENDED ($millions, excluding share data)
                                      -----------------------------------------------------------------------------------
                                       JANUARY 4,        JANUARY 3,
                                          1997              1998
                                        RESTATED          RESTATED         JANUARY 2,       JANUARY 1,      DECEMBER 30,
                                        (a)(b)(f)         (b)(c)(f)       1999(d)(e)(f)       2000(f)       2000(g)(h)(i)
                                      -----------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net revenues.......................    $  1,063.8        $  1,426.5        $  1,950.3       $  2,114.2       $  2,249.9
Gross profit.......................         288.9             364.0             537.2            688.6            450.5
Operating income (loss)............         (15.9)              7.8              85.6            212.2           (174.5)
Investment income--net.............       --                --                --                --                (36.9)
Interest expense...................          32.4              45.9              63.8             81.0            172.2
Income (loss) before cumulative
 effect of a change in accounting
 principle.........................         (33.6)            (21.7)             14.1             97.8           (331.1)
Cumulative effect of change in
 accounting principle, net of
 taxes.............................       --                --                  (46.3)          --                (13.1)
Net income (loss) applicable to
 Common Stock......................         (33.6)            (21.7)            (32.2)            97.8           (344.2)
Dividends on Common Stock..........          14.5              17.3              22.4             20.3             13.0
Per Share Data:
Income (loss) before cumulative
 effect of a change in accounting
 principle
   Basic...........................    $    (0.65)       $    (0.41)       $     0.23       $     1.75       $    (6.27)
   Diluted.........................    $    (0.65)       $    (0.41)       $     0.22       $     1.72       $    (6.27)
Net income (loss):
   Basic...........................    $    (0.65)       $    (0.41)       $    (0.52)      $     1.75       $    (6.52)
   Diluted.........................    $    (0.65)       $    (0.41)       $    (0.51)      $     1.72       $    (6.52)
Dividends declared.................    $     0.28        $     0.32        $     0.36       $     0.36       $     0.27
Shares used in computing earnings
 per share:
   Basic...........................    51,308,017        52,813,982        61,361,843       55,910,371       52,783,379
   Diluted.........................    51,308,017        52,813,982        63,005,358       56,796,203       52,783,379
Divisional Summary Data:
 Net revenues:
   Intimate Apparel................    $    802.0        $    934.9        $    944.8       $    943.4       $    806.8
   Sportswear and Accessories......         214.4             423.0             875.3          1,022.8          1,227.5
   Retail Stores...................          47.4              68.6             130.2            148.0            215.6
                                       ----------        ----------        ----------       ----------       ----------
                                       $  1,063.8        $  1,426.5        $  1,950.3       $  2,114.2       $  2,249.9
                                       ----------        ----------        ----------       ----------       ----------
                                       ----------        ----------        ----------       ----------       ----------
Percentage of net revenues:
   Intimate Apparel................          75.4%             65.5%             48.4%            44.6%            35.9%
   Sportswear and Accessories......          20.2%             29.7%             44.9%            48.4%            54.5%
   Retail Stores...................           4.4%              4.8%              6.7%             7.0%             9.6%
                                       ----------        ----------        ----------       ----------       ----------
                                            100.0%            100.0%            100.0%           100.0%           100.0%
                                       ----------        ----------        ----------       ----------       ----------
                                       ----------        ----------        ----------       ----------       ----------
BALANCE SHEET DATA:
   Working capital.................    $    121.3        $    285.0        $    (38.3)      $    234.0       $ (1,433.7)
   Total assets....................       1,106.7           1,631.4           1,761.2          2,745.1          2,343.1
   Long-term debt (excluding
    currrent maturities)...........         215.8             354.3             411.9          1,188.0          --
   Mandatorily redeemable
    convertible preferred
    securities.....................       --                  100.8             101.8            102.9            103.3
   Stockholders' equity............         435.9             723.6             552.1            537.3             77.1

---------

 (a) Fiscal 1996 includes pre-tax charges related to the sale of the Company's Hathaway dress shirt operations of $38.7 million, consolidation and realignment of the Company's Intimate Apparel Division of $78.1 million and other items of $14.2 million. Total special charges were $131.0 million. In addition, fiscal 1996 includes operating losses of the Hathaway dress shirt operation of $8.6 million.

 (b) The fiscal 1996 and 1997 financial statements were restated in fiscal 1998 to reflect $38.0 million ($23.2 million net of income tax benefit or $0.45 per diluted share) and $57.0 million ($35.4 million net of income tax benefit or $0.67 per diluted share), respectively, of charges related to an adjustment for inventory production and inefficiency costs. The restatement resulted from flaws in the Company's Intimate Apparel Division inventory costing control systems that have since been corrected.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (c) Fiscal 1997 reflects the acquisition of Designer Holdings during the fourth quarter and includes pre-tax charges related to the merger and integration of 1996 and 1997 acquisitions and the completion in 1997 of certain consolidation and restructuring actions announced in 1996. Total restructuring and special charges were $131.8 million. In addition, fiscal 1997 includes operating losses of the Hathaway dress shirt operation of $4.0 million and non-recurring losses of GJM of $1.1 million for a total of $5.1 million.

 (d) Fiscal 1998 includes restructuring and special charges of $89.9 million relating to the Company's continuing strategic review of facilities, products and functions and other items. In addition, fiscal 1998 includes operating losses of the discontinued product lines and styles of $5.3 million. Also included in fiscal 1998 operating earnings is the current year impact related to the change in accounting for pre-operating costs described in footnote (e) below of $40.8 million (see Note 1 to the Consolidated Financial Statements) and charges related to an adjustment for inventory production and inefficiency costs of $49.6 million.

 (e) Effective with the 1998 fiscal year, the Company early adopted the provisions of SOP 98-5 which requires, among other things, that certain pre-operating costs, which had previously been deferred and amortized, be expensed as incurred. The Company recorded the impact as the cumulative effect of a change in accounting principle of $46.3 million, net of income tax benefits, or $0.73 per diluted share.

 (f) The fiscal 1997 balance sheet data has been restated reducing stockholders' equity by $26 million. This restatement reflects adjustments to accounts receivable and other items-net and has no effect on reported net income for any subsequent year. The fiscal 1996 and 1997 accounts have been restated to reflect these adjustments. The fiscal 1998 and 1999 accounts have been revised to be consistent with the accounting for the matters that resulted in the adjustment to retained earnings. (See Note 1 to the Consolidated Financial Statements.) The Company's previous independent auditors, who audited the Company's financial statements for fiscal 1996 through fiscal 1998, have not issued a consent in respect of such changes.

 (g) Fiscal 2000 includes restructuring and special charges of $269.6 million relating to the Company's global initiatives to consolidate operations and discontinue unprofitable product lines. Also included in fiscal 2000 is investment income of $36.9 million relative to a $42.8 million gain on the Company's sale of its investment in the Interworld Corporation, partially offset by a $5.9 million write-down of its Equity Agreements.

 (h) Fiscal 2000 includes the impact of a cumulative effect of a change in accounting of $13.1 million, net of taxes or $0.25 per diluted share related to a change in the method of valuation of inventory in the Company's retail outlet stores.

 (i) Fiscal 2000 includes a tax provision for the U.S. deferred tax asset valuation allowance of $129.2 million or $2.45 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  STRATEGIC ACTIONS

FISCAL 2000 -- RESTRUCTURING AND SPECIAL CHARGES

    In response to a difficult retail environment, the Company performed a strategic review of its worldwide businesses, manufacturing, distribution and other facilities and product lines and styles. The Company initiated a global implementation of programs designed to create cost efficiencies through facility consolidations, workforce reductions and the consolidation of the finance, manufacturing and operations functions within the Company and the discontinuance of product lines and styles that were unprofitable. As a result of the initiatives, the Company recorded restructuring and special charges throughout the year in an amount equal to $269.6 million, of which $171.3 million represents non-cash asset write-downs. Of the total amount, $201.3 million is reflected in cost of goods sold and $68.3 million is reflected in selling, general and administrative. The Company anticipates that these initiatives will generate nearly $100 million of annualized savings. The detail of the charge, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs are summarized below (see Note 3 to the Consolidated Financial Statements for further details):

                                            FACILITY
                           INVENTORY        SHUTDOWN       EMPLOYEE
                        WRITE-DOWNS AND   AND CONTRACT    TERMINATION                       LEGAL AND
                          OTHER ASSET     TERMINATION    AND SEVERANCE   RETAIL OUTLET    OTHER RELATED
                          WRITE-OFFS         COSTS           COSTS       STORE CLOSINGS       COSTS         TOTAL
                        ---------------   ------------   -------------   --------------   -------------   ---------
Provisions............     $ 154,851        $ 53,261       $ 25,772         $ 20,037        $ 15,705      $ 269,626
Cash Reductions.......       --              (41,456)       (19,117)          (2,969)        (10,909)       (74,451)
Non-cash reductions...      (125,350)         --             --              (12,357)           (976)      (138,683)
                           ---------        --------       --------         --------        --------      ---------
Balance as of
  December 30, 2000...     $  29,501        $ 11,805       $  6,655         $  4,711        $  3,820      $  56,492
                           ---------        --------       --------         --------        --------      ---------
                           ---------        --------       --------         --------        --------      ---------

FISCAL 1998 -- RESTRUCTURING AND SPECIAL CHARGES

    Following significant acquisitions in 1996 and 1997, in the fourth quarter of 1998 the Company initiated the implementation of programs designed to streamline operations and improve profitability. As a result of the decision to implement these programs, the Company recorded restructuring and special charges of approximately $36.9 million related to costs to exit certain facilities and activities, asset impairments and employee termination and severance benefits. Of the total amount of the 1998 charges, $21.8 million is reflected in cost of goods sold and $15.1 million is reflected in selling, administrative and general expenses in the accompanying consolidated statement of operations. The detail of the charges recorded in 1998, including costs incurred through fiscal 2000, are summarized below:

                                                              AMOUNTS
                                                      TOTAL   UTILIZED   BALANCE
                                                      -----   --------   -------
Costs to exit facilities and activities.............  $11.6    $11.6     $ --
Asset impairments...................................   16.7     16.7       --
Employee termination and severance benefits.........    6.1      6.1       --
Prior strategic initiatives.........................    2.5      2.5       --
                                                      -----    -----     -------
                                                      $36.9    $36.9     $ --
                                                      -----    -----     -------
                                                      -----    -----     -------

See Note 3 to the Consolidated Financial Statements for further details.

    In addition and related to the above actions, the fiscal 1998 operations included $53.0 million related to the first nine months of losses on discontinued product lines, severance associated with reductions in headcount, incremental advertising, allowances and manufacturing variances and $5.3 million related to fourth quarter losses on discontinued product lines. Of the total amount of $58.3 million, $27.0 million is reflected in cost of goods sold and $31.3 million is reflected in selling, administrative and general expenses.

    The total restructuring and special charges including the associated operating losses are $95.2 million for fiscal 1998. The Company realized from these programs annual savings of $15.0 million.

RESULTS OF OPERATIONS

    The consolidated statements of income for the Company are summarized below.

                                 SELECTED DATA
                              STATEMENT OF INCOME
                             (DOLLARS IN MILLIONS)

                                                               FISCAL YEAR ENDED
                                    -----------------------------------------------------------------------
                                                   % OF                    % OF                      % OF
                                    JANUARY 2,     NET      JANUARY 1,     NET      DECEMBER 30,     NET
                                       1999      REVENUES    2000(c)     REVENUES       2000       REVENUES
                                       ----      --------    -------     --------       ----       --------
Net revenues......................   $1,950.3     100.0%     $2,114.2     100.0%      $2,249.9      100.0%
Cost of goods sold(a).............    1,413.1      72.5%      1,425.6      67.4%       1,799.5       80.0%
                                     --------     -----      --------     -----       --------      -----
Gross profit(a)...................      537.2      27.5%        688.6      32.6%         450.4       20.0%
Selling, administrative and
  general expenses(b).............      451.6      23.1%        476.4      22.5%         625.0       27.8%
                                     --------     -----      --------     -----       --------      -----
Operating income (loss)...........       85.6       4.4%        212.2      10.1%        (174.6)      (7.8)%
Investment Income.................     --                      --                        (36.9)
Interest expense..................       63.8                    81.0                    172.2
                                     --------                --------                 --------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle.........       21.8                   131.2                   (309.9)
Income taxes(c)...................        7.7                    33.4                     21.2
                                     --------                --------                 --------
Income (loss) before cumulative
  effect of change in accounting
  principle.......................   $   14.1                $   97.8                 $ (331.1)
                                     --------                --------                 --------
                                     --------                --------                 --------

                               DIVISIONAL SUMMARY
                             (DOLLARS IN MILLIONS)

                                                               FISCAL YEAR ENDED
                                    -----------------------------------------------------------------------
                                                   % OF                    % OF                      % OF
                                    JANUARY 2,    GROSS     JANUARY 1,    GROSS     DECEMBER 30,    GROSS
                                       1999       PROFIT     2000(c)      PROFIT        2000        PROFIT
                                       ----       ------     -------      ------        ----        ------
Net revenues:
    Intimate Apparel..............   $  944.8                $  943.4                 $  806.8
    Sportswear & Accessories......      875.3                 1,022.8                  1,227.5
    Retail Stores.................      130.2                   148.0                    215.6
                                     --------                --------                 --------
                                     $1,950.3                $2,114.2                 $2,249.9
                                     --------                --------                 --------
                                     --------                --------                 --------
Gross profit(a):
    Intimate Apparel..............   $  255.3      47.5%     $  322.1      46.8%      $   68.1       15.1%
    Sportswear & Accessories......      241.4      44.9%        325.0      47.2%         306.1       68.0%
    Retail Stores.................       40.5       7.6%         41.5       6.0%          76.3       16.9%
                                     --------     -----      --------     -----       --------      -----
                                     $  537.2     100.0%     $  688.6     100.0%      $  450.5      100.0%
                                     --------     -----      --------     -----       --------      -----
                                     --------     -----      --------     -----       --------      -----

---------

 (a) Includes restructuring and special charges of $201.3 million in fiscal 2000 and $48.8 million in fiscal 1998. Also included in fiscal 1998 is the current year impact related to the change in accounting for pre-operating costs of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs in fiscal 1998 of $49.6 million.

 (b) Includes restructuring and special charges of $68.3 million in fiscal 2000 and $46.4 million in fiscal 1998.

 (c) Cost of goods sold, selling, administrative and general expenses and income taxes have been revised in fiscal 1999 with no impact to net income. (See
     Note 1 to the Consolidated Financial Statements.)

COMPARISON OF FISCAL 2000 TO FISCAL 1999

    Net revenues increased $135.7 million or 6.4% to $2,249.9 million in fiscal 2000 compared with $2,114.2 million in fiscal 1999. Included in fiscal 2000 net revenues are the results of Authentic Fitness and A.B.S acquired in December 1999 and September 1999, respectively. Excluding these acquisitions, net revenues in fiscal 2000 were down $271.4 million or 13.2% compared to fiscal 1999. The decrease versus last year resulted from the Company's loss of certain major retail customers such as Uptons, Eatons, Mercantile and SRI through bankruptcy and consolidations (over $150 million of lost revenues). The Company also believes that its business was adversely affected by the negative publicity surrounding its litigation with Calvin Klein, Inc. Fiscal 2000 revenues in its Calvin Klein businesses decreased $134.8 million to $934.2 million from $1,069.0 million in fiscal 1999.

    INTIMATE APPAREL DIVISION. Net revenues decreased $136.6 million or 14.5% to $806.8 million in fiscal 2000 compared with $943.4 million in fiscal 1999. The decrease in net revenues resulted from a soft retail environment where many of our customers significantly reduced their purchases as well as several of our major accounts filing for bankruptcy or were consolidated, as discussed above. Calvin Klein Underwear net revenues decreased 11.4% to $293.5 million in fiscal 2000. Warner's/Olga core businesses decreased 14.6% to $296.8 million. Sleepwear decreased 10.2% to $61.4 million. The Bodyslimmers and Weight Watchers shapewear brands decreased 26.3% to $33.7 million. Fruit of the Loom decreased 34.0% to $27.4 million. Lejaby, the Company's European product offering, decreased 13.0%to $83.4 million primarily due to the fluctuation of the Euro in fiscal 2000. However, despite these revenue decreases, Warnaco remains a market leader for Intimate Apparel in department and specialty stores with a 35.7% share in bras, 26.2% share in panties and 20.9% share in shapewear.

    SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues increased $204.7 million or 20.0% to $1,227.5 million in fiscal 2000, compared with $1,022.8 million in fiscal 1999, due to acquisitions, partially offset by decreases in the Company's other businesses. Incremental net revenues contributed by the 1999 Authentic Fitness ($318.8 million) and A.B.S. ($30.7 million) acquisitions were $349.5 million. Excluding these acquisitions, net revenues decreased $144.8 million. The decrease in net revenues in Sportswear and Accessories were also reflective of the soft retail environment, heavy markdowns required to keep pace with the actions of our competitors, the lost retail accounts previously mentioned, as well as the adverse affect on the Calvin Klein businesses from the Company's litigation with Calvin Klein, Inc. Calvin Klein Jeanswear decreased 13.5% to $544.2 million. Chaps decreased 19.8% to $254.5 million and Calvin Klein Accessories increased 7.6% to $24.0 million.

    RETAIL STORES DIVISION. Net revenues increased $67.6 million or 45.7% to $215.6 million in fiscal 2000. Incremental net revenues in fiscal 2000 contributed by the Authentic Fitness acquisition were $57.6 million. Excluding the acquisitions, Retail Stores were up 6.9%, primarily in the Outlet Stores where the Company was liquidating excess inventory to generate cash flow.

    Gross profit decreased $238.1 million or 34.6% to $450.5 million in fiscal 2000 compared to $688.6 million in fiscal 1999. Gross margins decreased to 20.0% from 32.6%. Included in cost of goods sold in fiscal 2000 are restructuring and special charges of $201.3 million (see Note 3 to the Consolidated Financial Statements). Excluding these charges, gross profit decreased $36.8 million or 5.4%. Gross margins on this basis were 29.0% in fiscal 2000 compared to 32.6% in fiscal 1999. The decrease in gross profit and gross margin resulted from the increased markdowns taken throughout the year to reduce inventory and improve cash flow.

    INTIMATE APPAREL DIVISION. Gross profit (excluding restructuring and special charges) decreased $110.9 million or 34.4% to $211.2 million in fiscal 2000 compared with $322.1 million in fiscal 1999. Gross margins on this basis were 26.2% in 2000 compared with 34.1% in 1999. The decrease in gross profit and gross margin resulted from the net revenue decrease and the incremental markdowns mentioned above. In addition, restructuring and special charges as outlined above were $143.1 million in fiscal 2000.

    SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding restructuring and special charges) increased $19.5 million or 5.6% to $344.5 million in fiscal 2000, compared with $325.0 million in fiscal 1999. The increase in gross profit was attributable to the Authentic Fitness and A.B.S.

    acquisitions. Gross margins on this basis were 28.1% in fiscal 2000 compared with 31.8% in fiscal 1999. This decrease was attributable to incremental inventory markdowns as previously discussed. In addition, restructuring and special charges as outlined above were $38.4 million in fiscal 2000.

    RETAIL STORES DIVISION. Gross profit (excluding restructuring and special charges) increased $54.6 million or 131.6% to $96.1 million in fiscal 2000 compared with $41.5 million in fiscal 1999. Gross margins in fiscal 2000 were 44.6% compared to 28.0% in fiscal 1999. The significant increase in gross profit and gross margin in fiscal 2000 is attributable to the addition of the Speedo Authentic Fitness full-price retail stores, with gross margin of 63.7% which accounted for an incremental $36.7 million. In addition, restructuring and special charges as outlined above were $19.8 million in fiscal 2000.

    Selling, administrative and general expenses increased $148.6 million or 31.2% in fiscal 2000 to $625.0 million compared with $476.4 million in fiscal 1999 primarily as a result of the acquisitions noted below. Selling, administrative and general expenses as a percentage of net revenues was 27.8% in fiscal 2000 compared with 22.5% in fiscal 1999. Included in selling, administrative and general expenses in fiscal 2000 are restructuring and special charges of $68.3 million (see Note 3 to the Consolidated Financial Statements). Excluding these charges, selling, administrative and general expenses increased $80.3 million or 16.9%. Selling, administrative and general expenses as a percentage of net revenues on this basis increased to 24.7%. The increase resulted from an increase in the amortization of goodwill and intangibles related to the Authentic Fitness and A.B.S. acquisitions of $15.0 million and the increased costs of the Retail Stores Division primarily associated with the Authentic Fitness acquisition of $59.5 million, which is 46.2% of net revenues, significantly higher than the Company's wholesale divisions.

OPERATING PROFIT

    INTIMATE APPAREL DIVISION. Operating profit (excluding restructuring and special charges) decreased $99.2 million or 65.0% to $53.4 million in fiscal 2000, compared with $152.6 million in fiscal 1999. This was attributable to the decrease in net revenues, associated with the lost accounts and soft retail environment and decrease in gross margin due to the additional markdowns taken to reduce inventory levels and improve cash flow. In addition, fiscal 2000 includes restructuring and special charges as outlined above in the amount of $171.5 million.

    SPORTSWEAR AND ACCESSORIES DIVISION. Operating profit increased $20.7 million or 13.5% to $174.4 million in fiscal 2000 compared with $153.7 million in fiscal 1999. This increase was attributable to the acquisitions of Authentic Fitness and A.B.S., which were acquired in December 1999 and September 1999, respectively. In addition, fiscal 2000 includes restructuring and special charges as outlined above in the amount of $44.1 million.

    RETAIL STORES DIVISION. Operating profit decreased $12.3 million to a loss of $3.3 million in fiscal 2000 compared to a profit of $9.0 million in fiscal 1999. The decrease in operating profit resulted from the markdowns taken and other costs incurred to reduce inventories and improve cash flow. In addition, fiscal 2000 includes restructuring and special charges as outlined above in the amount of $25.6 million.

    Investment income in the amount of $36.9 million was recorded in fiscal 2000 and reflects the Company's first quarter gain on the sale of its investment in Interworld of $42.8 million, partially offset by a fourth quarter $5.9 million write-down on its Equity Agreements.

    Interest expense increased $91.2 million to $172.2 million in fiscal 2000 compared with $81.0 million in fiscal 1999. The increase is attributable to the Company's acquisitions of Authentic Fitness and A.B.S., as well as the Company's stock buy-back program in fiscal 1999 and an increase in the Company's effective borrowing rate commencing effective in the fourth quarter of fiscal 2000.

    Income taxes in fiscal 2000 were $21.2 million, which includes a $134.4 million valuation allowance on the Company's deferred tax asset ($129.2 million U.S. and $5.2 million foreign), offset by an income tax benefit of $113.2 million related to the Company's pre-tax loss of $309.9 million or an effective tax rate of 36.5%. This compares to an income tax provision in fiscal 1999 of $33.4 million, or an effective tax rate of 25.5%. The Company has a United States net operating loss carryforward of approximately $836.0 million at December 30, 2000 and a foreign net operating loss carryforward of approximately

$49.3 million available to offset future taxable income. The net operating loss carryforwards expire between 2002 and 2020.

    Net loss before cumulative effect of a change in accounting principle is $331.1 million, or a loss of $6.27 per diluted share in fiscal 2000. The net loss before restructuring and special charges, investment income and the provision for deferred tax asset valuation allowance would be $48.2 million or $0.91 per diluted share. This compares to net income in fiscal 1999 of $97.8 million or $1.72 per diluted share.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

    Net revenues increased $163.9 million or 8.4% to $2,114.2 million in fiscal 1999 compared with $1,950.3 million in fiscal 1998. Net revenues contributed by the 1999 acquisitions of Authentic Fitness ($40.6), Penhaligon's ($7.9), IZKA ($0.2), Chaps Canada ($5.7) and A.B.S. ($13.7) amounted to $68.1 million. In addition, the Company discontinued several underperforming brands during 1998. These discontinued brands accounted for a reduction in net revenues of $18.4 million in fiscal 1999. Excluding the impact of these items, net revenues from continuing brands were up 5.8%.

    INTIMATE APPAREL DIVISION. Net revenues decreased $1.4 million or 0.1%to $943.4 million in fiscal 1999 compared with $944.8 million in fiscal 1998. Discontinued brands accounted for a reduction in net revenues of $18.4 million in fiscal 1999. Excluding the impact of the discontinued brands, net revenues increased 1.9%, despite the loss of three major customers (Uptons, Eaton's and Mercantile), which accounted for a loss of $30.0 million of net revenues in fiscal 1999. Calvin Klein underwear net revenue increased $22.4 million or 7.3% over fiscal 1998, driven by strong growth in the domestic men's business. Sleepwear net revenues increased $16.7 million or 32.4% due to the addition of several new customers, including Wal-Mart. The Bodyslimmers and Weight Watchers shapewear brands increased $21.6 million or 89.6% due to the continued strength of the Bodyslimmers line in department and specialty stores and the successful launch of Weight Watchers in the mass market. These strong performances were partially offset by core Warner's, Olga and private label business decreasing $42.1 million or 10.9% compared to fiscal 1998 results, due to the loss of the customers previously mentioned. Bra market share in department and specialty stores for the year was 39.0% compared with 37.5% in 1998.

    SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues increased $147.5 million or 16.9% to $1,022.8 million in fiscal 1999 compared with $875.3 million in fiscal 1998. Net revenues contributed by the 1999 Authentic Fitness ($36.4), Chaps Canada ($5.7) and A.B.S. ($13.7) acquisitions amounted to $55.8 million. Excluding these acquisitions, net revenues increased $91.7 million or a strong 10.5%. The increase in net revenue was generated by the Calvin Klein Jeanswear Division, which increased $128.5 million or 25.7%, driven primarily by the men's and women's businesses. This increase was partially offset by Chaps, which decreased $33.6 million or 9.6% due primarily to the lost accounts mentioned above, which attributed to over $25.0 million of this decrease.

    RETAIL STORES DIVISION. Net revenues increased $17.8 million or 13.7% in fiscal 1999. Net revenues in 1999 contributed by the Authentic Fitness ($4.2), Penhaligon's ($7.9) and IZKA ($0.2) acquisitions were $12.3 million, while the core Warnaco and Calvin Klein outlet stores increased $5.5 million or 4.2%.

    Gross profit increased $151.4 million or 28.2% to $688.6 million in fiscal 1999 compared with $537.2 million in fiscal 1998. Gross margins improved 5.1% to 32.6% from 27.5%. Included in cost of goods sold in fiscal 1998 are restructuring and special charges of $21.8 million, other special items of $27.0 million (see discussion of Strategic Actions on page 18), the current year impact of the early adoption of SOP 98-5 of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs of $49.6 million. Excluding these 1998 items totaling $139.2 million, gross profit increased $12.2 million or 1.8%. Gross margins on this basis were 32.6% in 1999 compared with 34.7% in 1998. The decrease in gross margins from fiscal 1998 was caused by $30.0 million of additional markdowns required to: 1) liquidate inventory planned for lost customers; 2) reduce inventory levels in Intimate Apparel primarily from training new employees in start-up plants; and
3) address softness in the Calvin Klein Junior Jeans business; as well as $10.0 million additional plant start-up costs in the Company's new Intimate Apparel manufacturing facilities in Mexico.

    INTIMATE APPAREL DIVISION. Gross profit (excluding restructuring and special items described above) decreased $56.5 million or 14.9% to $322.1 million in fiscal 1999 compared with $378.6 million in fiscal 1998. Gross margins on this basis were 34.1% in 1999 compared with 40.1% in 1998. The decrease in margins resulted from the incremental markdowns and additional plant start-up costs mentioned above. In addition, restructuring and special items described above were $123.3 million in fiscal 1998.

    SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding restructuring and special items described above) increased $67.4 million or 26.2% to $325.0 million in fiscal 1999 compared with $257.6 million in fiscal 1998. The increase in gross profit was due to the increase in net revenues mentioned above. Gross margins in 1999 were 31.8% compared with 29.4% in 1998 with the improvement due to sourcing efficiencies and cost reductions. In addition, restructuring and special items described above were $15.9 million in 1998.

    RETAIL STORES DIVISION. Gross profit increased $1.0 million or 2.5% to $41.5 million in fiscal 1999 compared with $40.5 million in fiscal 1998. Gross margins in fiscal 1999 were 28.0% compared to 31.1% in fiscal 1998, with the decrease caused by additional markdowns to liquidate excess inventories.

    Selling, administrative and general expenses increased $24.8 million to $476.4 million in fiscal 1999 compared with $451.6 million in fiscal 1998. Selling, administrative and general expenses as a percentage of sales were 22.5%in 1999 compared with 23.1% in 1998. Included in fiscal 1998 results are restructuring and special charges of $15.1 million and other special items of $31.3 million. Excluding restructuring and special charges in 1998, selling, administrative and general expenses were $405.2 million (20.8% of net revenues) in 1998. The increase in selling, administrative and general expenses as a percentage of net revenues, is primarily attributable to: 1) $16.0 million of non-operating incremental costs related to the Calvin Klein Jeans distribution consolidation; 2) a 30 basis-point increase of $15.4 in marketing spending to 5.6% of net revenues; and 3) incremental data processing costs related to Year 2000 conversion as well as the implementation of new systems.

OPERATING PROFIT

    INTIMATE APPAREL DIVISION. Operating profit decreased $44.4 million or 22.5% to $152.6 million in fiscal 1999 compared with $197.0 million in fiscal 1998. This was attributable to the additional markdowns and plant start-up costs mentioned above. In addition, fiscal 1998 includes restructuring and special charges as outlined above of $72.4 million and the effect of adopting SOP 98-5 of $40.8 million and a charge for an inventory adjustment related to production and inefficiency costs of $49.6 million.

    SPORTSWEAR AND ACCESSORIES DIVISION. Operating profit increased $11.9 million or 8.4% to $153.7 million in fiscal 1999 compared with $141.8 million in fiscal 1998. This was attributable to the 16.9% net revenue increase mentioned above, partially offset by the $16.0 million non-operating incremental cost related to the Calvin Klein Jeans distribution consolidation. In addition, restructuring and special charges as outlined above were $2.3 million in fiscal 1998.

    RETAIL STORES DIVISION. Operating profit decreased $6.6 million to $9.0 million in fiscal 1999 from $15.6 million in fiscal 1998, with the decrease attributable to markdowns required to liquidate excess inventory. In addition, restructuring and special charges as outlined above were $4.8 million in fiscal 1998.

    Interest expense increased $17.2 million to $81.0 million in fiscal 1999 compared with $63.8 million in fiscal 1998. The increase was caused primarily by additional borrowings to finance the Company's stock buyback program and its acquisitions in fiscal 1998 and 1999. (See Notes 2 and 13 to the Consolidated Financial Statements.)

    The income tax provision in fiscal 1999 was $33.4 million, or an overall effective tax rate of 25.5%. This compares to an income tax benefit in fiscal 1998 of $17.5 million consisting of a $7.7 million income tax expense on continuing operations and a $25.2 million income tax benefit on the cumulative effect of an accounting change, or an overall effective tax rate of 35.3%. The decrease in the effective tax rate from 35.3% in fiscal 1998 to 25.5% in fiscal 1999 was primarily due to a shift in the amount of income in foreign jurisdictions with lower tax rates and the impact of state income taxes. The Company has estimated United States net operating loss carryforwards of approximately $421.3 million at January 1, 2000 and foreign net operating loss carryforwards of approximately $33.7 million available to offset future taxable income. The net operating loss carryforwards expire in varying amounts between 2002 and 2018.

    Income before cumulative effect of a change in accounting principle improved $83.7 million to $97.8 million or $1.72 per diluted share in fiscal 1999 compared with $14.1 million or $0.22 per diluted share in fiscal 1998 due to the charges included in fiscal 1998 as mentioned above.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's liquidity requirements arise primarily from its debt service and the funding of working capital needs, primarily inventory and accounts receivable and capital improvements programs. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising at the end of the second quarter and during the third quarter of the fiscal year. The Company typically generates a substantial amount of its operating cash flow in the fourth quarter of the fiscal year, reflecting second and third quarter shipments and the sale of inventory built during the first half of the fiscal year.

    There were no acquisitions in fiscal 2000. During fiscal 1999, the Company acquired Authentic Fitness Corporation, Penhaligon's Ltd., IZKA, A.B.S. by Allen Schwartz, and Chaps Canada.

    During fiscal 1998, the Company acquired certain inventory and other assets as well as the sub-license to produce Calvin Klein children's jeans and jeanswear in Canada and Mexico. The total purchase price of these acquisitions was $53.1 million.

    As discussed in the Notes 1 and 13 to the consolidated financial statements, the Company was not in compliance with certain covenants of its long-term debt agreements as of December 30, 2000, for which waivers were received through May 16, 2001. As the waivers do not extend through the end of fiscal 2001, the debt has been classified as a current liability in the accompanying consolidated balance sheet. The Company is currently in discussions with its lenders for permanent amendments to the agreements. If the Company is not successful, it would have to refinance its debt with others. The Company's ability to continue to operate as a going concern is dependent upon the outcome of the negotiations or upon its ability to refinance its debt. There can be no assurances that the Company will be able to successfully conclude such negotiations or secure alternative financing. As a result of the reclassification of its long-term debt to current, the Company has a working capital deficit of $1,433.7 million. Excluding the reclassification, working capital was $30.2 million.

    Capital Resources. Cash used in operating activities in fiscal 2000 was $13.3 million compared to cash provided by operating activites of $10.0 million in fiscal 1999. The decrease in cash flow from operating activities from fiscal 1999 primarily resulted from: 1) the decrease in net income before cumulative effect of accounting change in fiscal 2000 ($428.9 million) and 2) the decrease in accounts payable and accrued liabilities ($171.2 million) partially offset by 3) a reduction in inventory of $177.6 million; 4) an increase in the provision for inventory write-downs of $173.0 million; 5) an improvement in accounts receivable of $171.2 million; 6) a decrease in prepaid expenses and other assets of $52.7 million related primarily to non-cash write-downs and
7) an increase in non-cash asset write-downs of $22.7 million.

    Cash provided from operating activities in fiscal 1999 was $10.0 million compared to $334.7 million in fiscal 1998. The decrease in cash flow from operating activities from 1998 primarily resulted from 1) the decrease in accounts payable and accrued expenses of $194.4 million relating to extended payment terms negotiated in fiscal 1998 and 2) the favorable impact of securitizing accounts receivable in 1998 of $145.1 million. Depreciation and amortization expense was $102.1 million, $61.0 million and $46.5 million in fiscal 2000, 1999 and 1998 respectively. The increase in depreciation and amortization expense in fiscal 2000 reflects amortization of intangible assets acquired in fiscal 1999 and a significant increase in capital spending related to the Company's management information systems in fiscal 1999 and 2000.

    The provision for receivable allowances was $262.6 million, $218.1 million and $171.3 million in fiscal 2000, 1999 and 1998 respectively. The increase in fiscal 2000 over 1999 and 1999 over fiscal 1998 represents additional markdowns and allowances. The provision for inventory write-downs was $179.3 million in fiscal 2000, $6.2 million in fiscal 1999 and $25.4 million in fiscal 1998. The increase in fiscal

2000 compared to fiscal 1999 reflected the restructuring and special items in fiscal 2000 (see Note 3 to the Consolidated Financial Statements).

    Cash used in investing activities was $67.0 million in fiscal 2000 compared with $736.5 million in fiscal 1999. The decrease in fiscal 2000 relates primarily to cash expended of $625.5 million in fiscal 1999 in connection with the acquisitions of Authentic Fitness and A.B.S. In addition, fiscal 2000 was favorably impacted by the proceeds from the sale of the Company's equity investment in Interworld Corporation of $50.4 million. This was partially offset by the proceeds from sale/lease back transactions in fiscal 1999 of $23.2 million.

    Cash used in investing activities was $736.5 million in fiscal 1999 compared with $222.8 million in fiscal 1998. The increase in fiscal 1999 compared to fiscal 1998 relates to an increase in acquisition of businesses of $572.4 million primarily related to the Authentic Fitness acquisition in December 1999.

    Capital expenditures were $110.1 million, $109.1 million and $142.8 million in fiscal 2000, 1999 and 1998, respectively.

    Cash (used in) provided by financing activities was $82.1 million, $724.7 million and $(116.3) million in fiscal 2000, 1999 and 1998 respectively. The decrease in cash provided by financing activities in fiscal 2000 reflects the decrease in net borrowings under the acquisition loan facility of $584.9 million which was provided in fiscal 1999 to acquire Authentic Fitness. In addition, the decrease resulted from the increase in the payment of $35.9 million for deferred financing fees in connection with the Company's October 6, 2000 refinancing (the 'Refinancing'), partially offset by the Company's proceeds from the termination of interest rate swaps of $26.1 million in fiscal 2000. The Company paid $14.4 million of dividends in fiscal 2000 compared to $20.6 million in fiscal 1999 as the Company suspended its dividend payment in the fourth quarter of fiscal 2000. The increase in the cash provided from financing activities in fiscal 1999 compared to fiscal 1998 reflects borrowing of $586.2 million to acquire Authentic Fitness and an increase in net borrowings of $264.8 million to fund the Company's stock buy-back program and purchase of property, plant and equipment. During the year ended December 30, 2000, the Company repurchased no stock and paid cash dividends of $14.4 million. During the year ended
January 1, 2000, the Company repurchased 6.2 million shares of its common stock at a cost of $142.0 million and paid cash dividends of $20.6 million. During the year ended January 2, 1999, the Company repurchased 4.8 million shares of its common stock at a cost of $133.0 million and paid cash dividends of $22.3 million. In exchange for shares received from option holders with a fair market value of $0.7 million, $2.6 million and $38.1 million in fiscal years 2000, 1999 and 1998, respectively, the Company paid $0.7 million, $2.6 million and $38.1 million in fiscal years 2000, 1999 and 1998, respectively, of withholding taxes on options that were exercised during the year.

    On October 6, 2000, in connection with the Refinancing, the Company and the lenders under its credit facilities entered into an Agreement, Modification, Restatement and General Provision Agreement (the 'Amendment Agreement') and an Intercreditor Agreement. Pursuant to the Amendment Agreement, the Company's credit facilities were modified so that each now contains identical representations and warranties, covenants, mandatory prepayment obligations, and events of default. The Amendment Agreement also amended uncommitted credit facilities and those which matured prior to August 12, 2002 so that they each would be fully committed and mature on August 12, 2002 (maturities of credit facilities due after August 12, 2002 were unaffected).

    The Amendment Agreement increased on a uniform basis and made the margins added to base rate or Eurodollar rate loans uniform under the credit facilities, based upon the debt rating of the Company. As of December 30, 2000, the applicable margin for the base rate advances under the credit facilities was 2.5% and the applicable margin for Eurodollar rate advances under the credit facilities was 3.5%. The Amendment Agreement also uniformly made the fee charged by lenders on letters of credit outstanding and the commitment fee charged by lenders based on the undrawn amount of the credit facilities consistent across the credit facilities. Each of these fees also vary based upon the Company's debt rating.

    As part of the Refinancing, obligations under the credit facilities were guaranteed by The Warnaco Group, Inc., by all of its domestic subsidiaries and, on a limited basis, by all of its subsidiaries located in Canada, the United Kingdom, France, Germany, the Netherlands, Mexico, Belgium. Hong Kong and

Barbados. The Company and each of such entities have granted liens on substantially all of its assets to secure these obligations. As a result of the Amendment Agreement, as of December 30, 2000, the Company has committed credit facilities in an aggregate amount of $2,609,237, all of which mature on or after August 12, 2002 with substantially no debt amortization until then. See Note 13 to the Consolidated Financial Statements for further details.

    As of January 1, 2000, the Company excluded short-term obligations totaling $487,134 from current liabilities because it intended to refinance the obligations on a long-term basis. The Company consummated the Refinancing in October 2000.

    The Company had paid a quarterly cash dividend since June 1995. The dividend payment was raised to $0.08 per share from $0.07 per share in February 1997 and increased to $0.09 per share in January 1998. The Company suspended payment of its cash dividend in December 2000.

    At December 30, 2000, the Company had approximately $308.5 million of additional borrowing availability under the revolving loan portions of its United States credit facilities. The Company also has bank credit agreements in Canada, Europe and Asia. At December 30, 2000, the Company had approximately $48.2 million of additional borrowing availability under these agreements. As discussed in Notes 1 and 13 to the Consolidated Financial Statements, the Company has received a waiver through May 16, 2001 of certain financial covenants contained in its credit facilities. The Company continues to discuss with its lenders permanent amendments to such financial covenants. The Company's ability to continue to operate as a going concern is dependent on the outcome of its negotiations with its current lenders, or upon its ability to refinance its debt. There can be no assurances that the Company will be able to successfully conclude such negotiations or secure alternative financing.

YEAR 2000 AND ECONOMIC AND MONETARY UNION ('EMU') COMPLIANCE

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

    The steering committee developed and implemented an action plan which included preparation of banking arrangements for use of the Euro, development of dual currency price lists and invoices, modification of prices to mitigate the potential effects of price transparency and implementing necessary computer-related remediation steps. As a result of this plan, as of January 1, 1999, Warnaco was EMU compliant. During 1999 and 2000, the Company experienced no adverse effects on its business as a result of the introduction of the Euro.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Report includes 'forward-looking statements' within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the ability of the Company to satisfy the conditions and requirements of the credit facilities of the Company, the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, and financial difficulties encountered by customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition,' are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

SEASONALITY

    The operations of the Company are somewhat seasonal. In fiscal 2000, approximately 53.5% of net revenues were generated in the first half which required working capital and the use of operating cash flow. Therefore, substantially all of the Company's net cash flow from operating activities were generated in the second half of the year. Generally, the Company's operations during the first half of the year are financed by increased borrowings. The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of fiscal 2000 and fiscal 1999.

                                                                    THREE MONTHS ENDED
                                 ----------------------------------------------------------------------------------------
                                                                      (IN MILLIONS)
                                 APR. 3,    JULY 3,    OCT. 2,    JAN. 1,    APR. 1,    JULY 1,    SEPT. 30,    DEC. 30,
                                 1999(a)    1999(a)    1999(a)    2000(a)    2000(b)    2000(b)     2000(b)       2000
                                 -------    -------    -------    -------    -------    -------     -------       ----
Net revenues..................   $ 441.6     $492.2     $577.1     $603.2     $607.1     $596.7     $ 500.1      $546.0
Operating income (loss).......   $  47.6     $ 61.6     $ 85.9     $ 17.1     $ 34.4     $(59.8)    $(105.0)     $(44.1)
Cash flow from (used in)
  operating activities........   $(127.0)    $(44.0)    $  2.7     $178.3     $(65.1)    $ (8.3)    $(138.1)     $198.2

---------

 (a) Net revenue and operating income have been revised with no annual impact to net income to be consistent with the Company's restatement of its January 3, 1998 balance sheet. (See Note 1 to the Consolidated Financial Statements.)

 (b) Net revenues, operating income and cash flow from (used in) operating activities have been restated. (See Note 21 to the Consolidated Financial Statements.)

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

IMPACT OF NEW ACCOUNTING STANDARDS

    In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities.' This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has evaluated the effects of this statement and concluded that it is immaterial to its consolidated financial position, liquidity, cash flows and results of operations.

    In May 2000, the FASB's Emerging Issues Task Force ('EITF') reached a consensus on Issue No. 00-14, 'Accounting for Certain Sales Incentives,' which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 was effective for calendar year companies in the fourth quarter of 2000. The adoption of EITF No. 00-14 did not have an impact on the Company's financial position and results of operations.

    In March 2000, the Emerging Issues Task Force issued Issue 00-7 'Accounting application of EITF Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur'. In July 2000, the EITF issued Issue No. 00-19, 'Determination of Whether Share Settlement is Within the Control of the Company for Purposes of Applying EITF Issue No. 96-13'. EITF 00-19 requires the Company to mark to market any equity derivatives that the net cash settled through charges to earnings.

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin ('SAB') No. 101, 'Revenue Recognition in Financial Statements.' This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of this bulletin in the fourth quarter of fiscal 2000 did not have an impact on the Company's results of operations or equity.

    In September 2000, the FASB issued SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125'. SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 30, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The Company is currently evaluating the impact of this standard on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.

  INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of December 30, 2000, approximately $329.5 million of the Company's $1,984.6 million of interest-rate sensitive obligations was swapped to fixed rates. Of the total amount swapped, $190.0 million were swapped to a fixed rate of 6.75%, $80.0 million were swapped to a fixed rate of 6.74%, $53.0 million was swapped to a fixed rate of 6.72% and $6.5 million was swapped to a fixed rate of 6.60%, thereby limiting the Company's risk to any future shift in interest rates. As of December 30, 2000, the net fair value of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $0.5 million. As of December 30, 2000 the Company had approximately $1,655.1 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of December 30, 2000 would have had a $16.8 million unfavorable impact on the Company's pre-tax earnings and cash flow over a one-year period.

  FOREIGN EXCHANGE RISK

    The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound, Euro, Costa Rican colon, Honduran lempira, Dominican Republic peso and the Chinese renminbi. The Company enters into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company hedges currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. As of December 30, 2000, the net fair value of financial instruments with exposure to foreign currency risk, which included currency option and forward contracts, was approximately $.03 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million.

  EQUITY PRICE RISK

    The Company is subject to market risk from changes in its stock price as a result of the Equity Agreements. The Equity Agreements provide for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock from two banks and mature on August 12, 2002. The Equity Agreements are required to be settled by the Company, on a net cash settlement basis within the duration of the Equity Agreements.

As of December 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively to $4.50 a share, to provide for an aggregate cash payment by the Company of up to $23.4 million and the issuance of promissory notes in the aggregate principal amount of up to $23.4 million, which mature on the same date and bear the same interest rate as the Company's credit facilities. In return for this reduction, the banks received interest bearing notes payable on August 12, 2002 in an aggregate amount of $40,372 which resulted in a corresponding reduction in stockholders' equity. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. On October 6, 2000, the Company entered into a modification agreement of its credit facilities which prohibited the option of share and physical settlement. If these Equity Agreements were settled on a net cash basis at December 30, 2000, the Company's settlement costs, which are required under the terms of its credit facilities to be in the form of interest bearing notes, would be approximately $14.7 million. The terms of the Equity Agreements allow the banks to sell, under certain conditions, the 5.2 million shares and receive additional interest bearing notes if the sale price is less than $4.50 per share or to pay cash to the Company or reduce the outstanding notes if the sale price is in excess of $4.50. Such additional notes would also mature on August 12, 2002. As a result of the above transactions, the Company charged paid in capital in the amount of $8.8 million to account for the change in value of the Equity Agreements from September 19, 2000 through October 6, 2000 and charged investment expense by $5.9 million to account for the change in value of the Equity Agreements between October 6, 2000 and December 30, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See
Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  PREVIOUS INDEPENDENT ACCOUNTANTS

    On November 18, 1999, the Audit Committee of the Board of Directors of the Company approved the appointment of Deloitte & Touche LLP as its independent auditors for fiscal 1999. PricewaterhouseCoopers LLP, the Company's previous auditors, was dismissed.

    The report of PricewaterhouseCoopers LLP on the financial statements for the fiscal year ended January 2, 1999 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

    In connection with its audit for the year ended January 2, 1999 and through November 18, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the consolidated financial statements for such years.

    For the fiscal year 1998 and through November 18, 1999, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that in connection with the audit of the fiscal 1998 consolidated financial statements, PricewaterhouseCoopers LLP informed management that the intimate apparel division manufacturing cost system may not function to reduce to a relatively low level the risk that errors may occur and not be detected within a timely period. The Company took actions in fiscal 1998 which it believes have effectively addressed these matters.

    The Registrant requested and PricewaterhouseCoopers LLP furnished it with a letter addressed to the Securities and Exchange Commission (the 'SEC') stating whether or not it agreed with the above statements. Such letter dated
November 26, 1999 was filed as an exhibit to the Company's Form 8-K filed November 26, 1999.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by Item 10 is incorporated by reference from page 14 of Item 4 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 2000 year-end relating to the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by Item 11 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 2000 year-end, relating to the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 2000 year-end, relating to the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by Item 13 is hereby incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., to be filed with the Securities and Exchange Commission within 120 days of the fiscal 2000 year-end, relating to the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.

                                                                               PAGE
                                                                               ----
            Independent Auditors' Report(1).............................             F-1
            Consolidated Balance Sheets as of January 1, 2000 and
              December 30, 2000.........................................             F-2
            Consolidated Statements of Operations for the Years Ended
              January 2, 1999, January 1, 2000 and December 30, 2000....             F-3
            Consolidated Statements of Stockholders' Equity and
              Comprehensive Income for the Years Ended January 2, 1999,
              January 1, 2000 and December 30, 2000.....................             F-4
            Consolidated Statements of Cash Flows for the Years Ended
              January 2, 1999, January 1, 2000 and December 30, 2000....             F-5
            Notes to Consolidated Financial Statements..................      F-6 - F-39

     2.  Financial Statement Schedule:

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  (1) The Company's previous independent auditors' have not issued a report with respect to the fiscal 1998 Consolidated Financial Statements presented herein.

     3.  LIST OF EXHIBITS:

       2.1         Tender Offer Statement on Schedule 14D-1, dated November 17, 1999
                   (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed January 18, 2000).

       2.2         Amendment No. 1 to Schedule 14D-1 and Schedule 13D, dated December 16,
                   1999 (incorporated herein by reference to Exhibit 2.2 to the Company's
                   Form 8-K filed January 18, 2000).

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

      10.31 1998 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.31 to the Company's Form
                   10-K/A filed April 3, 2000).

      10.32 Agreement and Plan of Merger dated as of November 15, 1999 by and among The Warnaco Group, Inc., A Acquisition Corp.
                   and Authentic Fitness Corporation (incorporated herein by reference to Exhibit C, to the Company's Schedule 14D1 filed
                   November 17, 1999).

      10.33        U.S. $600,000,000 364-Day Credit Agreement, dated as of
                   November 17, 1999 among Warnaco Inc., as Borrower, Morgan
                   Guaranty Trust Company of New York as Documentation Agent,
                   The Bank of Nova Scotia as Administration Agent and certain other lenders party thereto (incorporated herein by reference to Exhibit B to the Company's Schedule 14D-1 filed
                   November 17, 1999).

      10.34 U.S. $600,000,000 Amended and Restated Credit Agreement dated as of November 17, 1999 among Warnaco Inc. as Borrower, The Bank of Nova Scotia as Administrative Agent, and Citibank, N.A. as Syndication Agent amending Credit agreement dated August 12, 1997 (incorporated herein by reference to Exhibit 10.34 to the Company's Form 10-K/A filed April 3, 2000).

      10.35 Five-Year Credit Agreement dated as of November 17, 1999 among Warnaco Inc. as Borrower, The Bank of Nova Scotia as
                   Administrative Agent, Citibank, N.A. as Syndication Agent and Societe Generale and CommerzBank AG as Co-Documentation
                   Agents (incorporated herein by reference to Exhibit 10.35 to the Company's Form 10-K/A filed April 3, 2000).

      10.36        Sixth Amended and Restated Credit Agreement, dated as of
                   November 17, 1999, among Warnaco Inc., as the U.S.
                   Borrower, Designer Holdings, Ltd., as the Sub Borrower,
                   Those Wholly-owned Domestic Subsidiaries Designated From
                   Time To Time, as the Warnaco Sub Borrowers, Warnaco (HK)
                   Ltd., Warnaco B.V., Warnaco Netherlands B.V. and Warnaco
                   Holland B.V., as the Foreign Borrowers, The Warnaco Group,
                   Inc., as a Guarantor, Certain Financial Institutions, as the
                   Lenders, and The Bank of Nova Scotia, as the Administrative
                   Agent for the Lenders (incorporated herein by reference to Exhibit 10.36 to the Company's Form 10-K/A filed April 3,
                   2000).

      10.37        Intercreditor Agreement, dated as of October 6, 2000, among
                   The Warnaco Group, Inc., Warnaco Inc., the other subsidiaries of The Warnaco Group, Inc. party thereto, The
                   Bank of Nova Scotia, as Administrative Agent, The Bank of
                   Nova Scotia and Salomon Smith Barney Inc., as Lead
                   Arrangers, The Bank of Nova Scotia and Citibank, N.A., as
                   Debt Coordinators, The Bank of Nova Scotia, Salomon Smith
                   Barney Inc., Morgan Guaranty Trust Company of New York,
                   Commerzbank A.G., New York Branch and Societe Generale, as
                   Arrangers, Societe Generale, as Security Agent, the other financial institutions from time to time parties thereto and State Street Bank and Trust Company, as Collateral Trustee
                   (incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K filed October 11, 2000).

      10.38        Amendment, Modification, Restatement and General Provisions
                   Agreement, dated as of October 6, 2000, among The Warnaco
                   Group, Inc., Warnaco Inc., the other subsidiaries of The
                   Warnaco Group Inc., party thereto, The Bank of Nova Scotia and Citibank N.A., as Debt Coordinators, The Bank of Nova
                   Scotia, as Administrative Agent and State Street Bank and
                   Trust Company, as Collateral Trustee (incorporated herein by reference to Exhibit 99.2 to the Company's Form 8-K filed
                   October 11, 2000).

      10.39 Amended and Restated Receivables Purchase Agreement, dated as of October 6, 2000 among Warnaco Operations Corporation, as Seller, Gregory Street, Inc., as Servicer, various financial institutions, as Purchasers, The Bank of Nova
                   Scotia, as Agent and Citibank, N.A., as the Co-Agent
                   (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K filed October 11, 2000).

      10.40        Credit Agreement dated as of October 6, 2000 among Warnaco
                   Inc., as the U.S. Borrower, Designer Holdings, Ltd., as the
                   Sub Borrower, Authentic Fitness Products Inc. and the other wholly-owned subsidiaries of The Warnaco Group, Inc.
                   designated from time to time, as the Warnaco Sub Borrowers, Warnaco (HK) Ltd., Warnaco B.V., Warnaco Netherlands B.V.
                   and Warnaco Holland B.V., as the Foreign Borrowers, The
                   Warnaco Group, Inc., as Guarantor, certain financial institutions, as the Lenders, The Bank of Nova Scotia and Bank of America, N.A., as the Fronting Bank and The Bank of
                   Nova Scotia, as the Administrative Agent for the Lenders and The Bank of Nova Scotia and Salomon Smith Barney, Inc. as
                   Co-Lead Arrangers and Co-Book Managers (the 'Trade Credit
                   Agreement') (incorporated herein by reference to
                   Exhibit 99.4 to the Company's Form 8-K filed October 11,
                   2000).

      10.41 Memorandum of Understanding, dated September 19, 2000 between Scotia Capital (U.S.A.) Inc. and The Warnaco Group,
                   Inc. (incorporated herein by reference to Exhibit 99.5 to the Company's Form 8-K filed October 11, 2000).

      10.42 Equity Forward Purchase Transaction, dated December 10, 1999 between Scotia Capital (U.S.A.) Inc. and The Warnaco Group,
                   Inc. (incorporated herein by reference to Exhibit 99.6 to the Company's Form 8-K filed October 11, 2000).

      10.43 Memorandum of Understanding, dated September 19, 2000 between SunTrust Bank and The Warnaco Group, Inc.
                   (incorporated herein by reference to Exhibit 99.7 to the Company's Form 8-K filed October 11, 2000).

      10.44 Equity Forward Purchase Transaction, dated February 10, 2000 between SunTrust Bank and The Warnaco Group, Inc.
                   (incorporated herein by reference to Exhibit 99.8 to the Company's Form 8-K filed October 11, 2000).

      18           Preferability letter on accounting change.

      21 Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company's Form 10-K/A filed
                   April 3, 2000).

      23.1         Consent of Deloitte & Touche LLP.

      99.1 Designer Holdings, Ltd. Annual Report on Form 10-K for the year ended December 31, 1996 (incorporated herein by reference -- Commission file number 1-11707).

      99.2 Authentic Fitness Corporation Annual Report on Form 10-K for the fiscal year ended July 3, 1999 (incorporated herein by reference -- Commission file number 1-11202).

(b)  Reports on Form 8-K.

     The Company filed reports on Form 8-K on January 18, 2000, February 29, 2000, July 20, 2000, October 5, 2000, October 11, 2000 and December 1, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 17th day of April, 2001.

                                          THE WARNACO GROUP, INC.

                                          By:        /S/ LINDA J. WACHNER
                                             --------------------------------
                                                      Linda J. Wachner
                                                Chairman, President and Chief
                                                      Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
           /s/ LINDA J. WACHNER             Chairman of the Board; Director;        April 17, 2001
    ---------------------------------       President and Chief Executive
             LINDA J. WACHNER               Officer (Principal Executive
                                            Officer)

        /s/ WILLIAM S. FINKELSTEIN          Director; Senior Vice President, and    April 17, 2001
    ---------------------------------       Chief Operating Officer of Calvin
          WILLIAM S. FINKELSTEIN            Klein Jeanswear and Underwear;
                                            Former Senior Vice President and
                                            Chief Financial Officer (May 25,
                                            1995 -- February 28, 2001)

           /s/ PHILIP TERENZIO              Senior Vice President and Chief         April 17, 2001
    ---------------------------------       Financial Officer (Principal
             PHILIP TERENZIO                Financial and Accounting Officer
                                            effective March 1, 2001)

         /s/ STUART D. BUCHALTER            Director                                April 17, 2001
    ---------------------------------
           STUART D. BUCHALTER

       /s/ JOSEPH A. CALIFANO, JR.          Director                                April 17, 2001
    ---------------------------------
         JOSEPH A. CALIFANO, JR.

          /s/ DONALD G. DRAPKIN             Director                                April 17, 2001
    ---------------------------------
            DONALD G. DRAPKIN

             /s/ HARVEY GOLUB               Director                                April 17, 2001
    ---------------------------------
               HARVEY GOLUB

            /s/ WALTER F. LOEB              Director                                April 17, 2001
    ---------------------------------
              WALTER F. LOEB

            /s/ FRANK A. OLSON              Director                                April 17, 2001
    ---------------------------------
              FRANK A. OLSON

        /s/ DR. MANUEL T. PACHECO           Director                                April 17, 2001
    ---------------------------------
          DR. MANUEL T. PACHECO

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The Warnaco Group, Inc.

We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2000 the Company changed its method of accounting for its retail outlet store inventories.

The accompanying consolidated financial statements for the year ended
December 30, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company was not in compliance with certain covenants of its long-term debt agreements as of December 30, 2000 as a result of losses in 2000, and the Company has a working capital deficiency as of December 30, 2000. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
New York, New York
March 29, 2001
(April 13, 2001 as to Notes 1D and 13)

                            THE WARNACO GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                              JANUARY 1,   DECEMBER 30,
                                                                 2000          2000
                                                              ----------   ------------
ASSETS
Current assets:
    Cash....................................................  $    9,328    $   11,076
    Accounts receivable, less reserves of $93,872 -- 1999
      and
      $95,669 -- 2000.......................................     250,861       127,941
    Marketable securities...................................      72,921           259
    Inventories.............................................     722,539       483,111
    Prepaid expenses and other current assets...............      66,015        32,891
    Deferred income taxes...................................      --             7,632
                                                              ----------    ----------
        Total current assets................................   1,121,664       662,910
                                                              ----------    ----------
Net property, plant and equipment...........................     326,352       329,175
Other assets:
    Licenses, trademarks, intangible and other assets, at
      cost, less accumulated amortization of $86,606 -- 1999
      and $98,066 -- 2000...................................     331,497       358,898
    Excess of cost over net assets acquired, less
      accumulated amortization of $66,551 -- 1999 and
      $92,971 -- 2000.......................................     840,162       855,150
    Deferred income taxes...................................     125,410       136,929
                                                              ----------    ----------
        Total other assets..................................   1,297,069     1,350,977
                                                              ----------    ----------
                                                              $2,745,085    $2,343,062
                                                              ----------    ----------
                                                              ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt.........................................  $  133,752    $      182
    Current portion of long-term debt.......................      11,052     1,493,301
    Accounts payable........................................     599,768       413,786
    Accrued liabilities.....................................      90,736        87,221
    Accrued interest........................................      28,626        85,656
    Accrued income taxes payable............................      16,217        16,470
    Deferred income taxes...................................       7,468       --
                                                              ----------    ----------
        Total current liabilities...........................     887,619     2,096,616
                                                              ----------    ----------
Long-term debt..............................................   1,187,951       --
                                                              ----------    ----------
Other long-term liabilities.................................      29,295        65,955
                                                              ----------    ----------
Commitment and Contingencies (Notes 8, 13, 17 and 20)
Company-Obligated Mandatorily Redeemable Convertible
  Preferred Securities ($120,000-par value) of Designer
  Finance Trust Holding Convertible Debentures..............     102,904       103,387
Stockholders' equity:
    Class A Common Stock, $0.01 par value, 130,000,000
      shares authorized, 65,393,038 and 65,232,594 issued in
      1999 and 2000.........................................         654           654
    Additional paid-in capital..............................     961,368       912,983
    Accumulated other comprehensive income (loss)...........      24,877       (33,750)
    Deficit.................................................    (125,461)     (482,602)
    Treasury stock, at cost -- 12,163,650 shares -- 1999 and
      12,063,672 shares -- 2000.............................    (313,138)     (313,840)
    Unearned stock compensation.............................     (10,984)       (6,341)
                                                              ----------    ----------
        Total stockholders' equity..........................     537,316        77,104
                                                              ----------    ----------
                                                              $2,745,085    $2,343,062
                                                              ----------    ----------
                                                              ----------    ----------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)

                                                                     FOR THE YEAR ENDED
                                                           --------------------------------------
                                                           JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                              1999         2000          2000
                                                           ----------   ----------   ------------
Net revenues.............................................  $1,950,251   $2,114,156    $2,249,936
Cost of goods sold.......................................   1,413,036    1,425,549     1,799,463
Selling, administrative and general expenses.............     451,640      476,408       625,015
                                                           ----------   ----------    ----------
Operating income (loss)..................................      85,575      212,199      (174,542)
Investment income........................................      --           --           (36,882)
Interest expense.........................................      63,790       80,976       172,232
                                                           ----------   ----------    ----------
Income (loss) before income taxes and cumulative effect
  of change in accounting principle......................      21,785      131,223      (309,892)
Provision for income taxes...............................       7,688       33,437        21,181
                                                           ----------   ----------    ----------
Income (loss) before cumulative effect of a change in
  accounting principle...................................      14,097       97,786      (331,073)
Cumulative effect of change in accounting principle, net
  of income tax benefits of $25,234 -- 1998 and
  $8,577 -- 2000.........................................     (46,250)      --           (13,110)
                                                           ----------   ----------    ----------
Net income (loss)........................................  $  (32,153)  $   97,786    $ (344,183)
                                                           ----------   ----------    ----------
                                                           ----------   ----------    ----------
Basic earnings (loss) per common share:
    Income (loss) before accounting change...............  $     0.23   $     1.75    $    (6.27)
    Cumulative effect of accounting change...............       (0.75)      --             (0.25)
                                                           ----------   ----------    ----------
    Net income (loss)....................................  $    (0.52)  $     1.75    $    (6.52)
                                                           ----------   ----------    ----------
                                                           ----------   ----------    ----------
Diluted earnings (loss) per common share:
    Income (loss) before accounting change...............  $     0.22   $     1.72    $    (6.27)
    Cumulative effect of accounting change...............       (0.73)      --             (0.25)
                                                           ----------   ----------    ----------
    Net income (loss)....................................  $    (0.51)  $     1.72    $    (6.52)
                                                           ----------   ----------    ----------
                                                           ----------   ----------    ----------
Shares used in computing earnings per share:
    Basic................................................      61,362       55,910        52,783
                                                           ----------   ----------    ----------
                                                           ----------   ----------    ----------
    Diluted..............................................      63,005       56,796        52,783
                                                           ----------   ----------    ----------
                                                           ----------   ----------    ----------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                           ACCUMULATED
                                      CLASS A  ADDITIONAL     OTHER                                 UNEARNED
                                      COMMON    PAID-IN   COMPREHENSIVE               TREASURY       STOCK
                                       STOCK    CAPITAL   INCOME/(LOSS)   DEFICIT       STOCK     COMPENSATION    TOTAL
                                      -------  ---------- -------------  -----------  ---------   ------------  ---------
Balance at January 3, 1998, as
 previously reported.................  $633     $940,461    $(14,838)    $(122,421)   $ (38,567)    $(15,706)   $ 749,562
                                       ----     --------    --------     ---------    ---------     --------    ---------
Adjustment (Note 1)..................                                      (26,000)                               (26,000)
                                                                         ---------                              ---------
Balance at January 3, 1998, as
 restated............................   633      940,461     (14,838)     (148,421)     (38,567)     (15,706)     723,562
                                       ----     --------    --------     ---------    ---------     --------    ---------
Net loss.............................                                      (32,153)                               (32,153)
Translation adjustments..............                           (865)                                                (865)
                                                                                                                ---------
Comprehensive loss...................                                                                             (33,018)
Employee stock options exercised and
 payment of employee note
 receivable..........................    17        3,046                                  2,424        5,971       11,458
Net cash settlements under equity
 option arrangements.................              2,325                                                            2,325
Issuance of 182,903 shares of
 restricted stock....................     2        7,680                                              (7,682)      --
Dividends declared...................                                     (22,423)                                (22,423)
Amortization of unearned stock
 compensation........................                                                                  5,645        5,645
Purchase of 4,794,699 shares of
 treasury stock......................                                                  (135,416)                 (135,416)
                                       ----     --------    --------    ---------     ---------     --------    ---------
Balance at January 2, 1999...........   652      953,512     (15,703)    (202,997)     (171,559)     (11,772)     552,133
                                       ----     --------    --------    ---------     ---------     --------    ---------
Net income...........................                                      97,786                                  97,786
Translation adjustments..............                          1,614                                                1,614
Unrealized gain on marketable
 securities..........................                         38,966                                               38,966
                                                                                                                ---------
Comprehensive income.................                                                                             138,366
Employee stock options exercised.....              3,131                                    178                     3,309
Issuance of 190,680 shares of
 restricted stock....................     2        5,456                                              (5,458)      --
Dividends declared...................                                     (20,250)                                (20,250)
Amortization of unearned stock
 compensation........................                                                                  6,246        6,246
Purchase of 6,182,088 shares of
 treasury stock......................                                                  (144,688)                 (144,688)
Issuance of 100,000 shares of
 treasury stock for acquisition......               (731)                                 2,931                     2,200
                                                                                                                   --
                                       ----     --------    --------    ---------     ---------     --------    ---------
Balance at January 1, 2000...........   654      961,368      24,877     (125,461)     (313,138)     (10,984)     537,316
                                       ----     --------    --------    ---------     ---------     --------    ---------
Net loss.............................                                    (344,183)                               (344,183)
Translation adjustments..............                         (4,618)                                              (4,618)
Unfunded minimum pension liability...                        (14,648)                                             (14,648)
Unrealized loss on marketable
 securities..........................                           (680)                                                (680)
                                                                                                                ---------
Comprehensive loss...................                                                                            (364,129)
Adjustment for items included in net
 income, net of tax..................                        (38,681)                                             (38,681)
Shares tendered for withholding tax
 on restricted stock.................                                                      (702)                     (702)
Dividends declared...................                                     (12,958)                                (12,958)
Amortization of unearned stock
 compensation........................                787                                               4,643        5,430
Equity Forward Contract..............            (49,172)                                                         (49,172)
                                       ----     --------    --------    ---------     ---------     --------    ---------
Balance at December 30, 2000.........  $654     $912,983    $(33,750)   $(482,602)    $(313,840)    $ (6,341)   $  77,104
                                       ----     --------    --------    ---------     ---------     --------    ---------
                                       ----     --------    --------    ---------     ---------     --------    ---------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                                 1999          2000           2000
                                                              ----------    ----------    -------------
Cash flow from operating activities:
    Net income (loss).......................................  $ (32,153)    $  97,786       $(344,183)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Pre-tax gain on sale of Interworld investment.......     --            --             (42,782)
        Depreciation and amortization.......................     46,500        60,956         102,079
        Provision for receivable allowances.................    171,347       218,098         262,641
        Provision for inventory write-downs.................     25,442         6,247         179,254
        Cumulative effect of accounting change, net of
          taxes.............................................     46,250        --              13,110
        Amortization of deferred financing costs............      1,288         1,430          12,353
        Amortization of interest rate swap income...........     --            --              (4,064)
        Preferred stock interest accretion..................      1,076         1,068             483
        Market value adjustment to Equity Agreements........     --            --               5,900
        Non-cash asset write-downs..........................     --            --              22,704
        Amortization of unearned stock compensation.........      4,978         6,246           4,643
        Deferred income taxes...............................     (3,730)       16,451          17,343
    Sale of accounts receivable.............................    170,500        25,400          53,700
    Accounts receivable.....................................   (252,109)     (272,767)       (204,603)
    Inventories.............................................    (69,347)     (147,791)         29,765
    Prepaid expenses and other assets.......................     13,069       (20,295)         32,401
    Accounts payable, accrued expenses and other
      liabilities...........................................    211,549        17,182        (154,029)
                                                              ---------     ---------       ---------
Net cash provided by (used in) operating activities.........    334,660        10,011         (13,285)
                                                              ---------     ---------       ---------
Cash flows from investing activities:
    Proceeds from sale/leaseback transaction................     21,713        23,185         --
    Disposal of fixed assets................................      3,966         4,726           2,599
    Increase in intangibles and other assets................     (8,849)      (29,813)         (9,976)
    Purchase of property, plant and equipment...............   (142,787)     (109,088)       (110,062)
    Acquisition of businesses, net of cash acquired.........    (53,118)     (625,515)        --
    Proceeds from sale of marketable securities.............     --            --              50,432
    Payment of assumed liabilities and acquisition
      accruals..............................................    (43,765)       --             --
                                                              ---------     ---------       ---------
Net cash used in investing activities.......................   (222,840)     (736,505)        (67,007)
                                                              ---------     ---------       ---------
Cash flows from financing activities:
    Proceeds from sale of common stock, sale of treasury
      shares and payment of notes receivables from
      employees.............................................     46,476         3,309         --
    Proceeds from the termination of interest rate swaps....     --            --              26,076
    Borrowings under revolving credit facilities, net.......     38,337       247,221         133,724
    Borrowings under term loan agreements...................     23,646           149          15,499
    Borrowings under acquisition loan facility..............     --           586,200          13,800
    Borrowings under foreign credit facilities, net.........     10,900        66,838         --
    Borrowings under capital lease obligations..............      2,504         5,443         --
    Repayments of term loan agreements......................     (4,447)      (10,160)        (22,058)
    Repayments of acquisition loan facility.................     --            --             (12,452)
    Repayments of foreign credit facilities, net............     --            --             (18,720)
    Repayments of capital lease obligations.................     --            (1,550)         (2,762)
    Repayments of other debt................................     (3,687)       (3,503)            (21)
    Cash dividends paid.....................................    (22,284)      (20,631)        (14,362)
    Payment of withholding taxes on option exercises........    (38,095)       (2,640)           (702)
    Purchase of treasury shares and net cash settlements
      under equity option arrangements......................   (132,992)     (142,048)          1,404
    Deferred financing costs................................     (1,000)       (1,385)        (37,314)
    Other...................................................    (35,657)       (2,530)        --
                                                              ---------     ---------       ---------
Net cash provided by (used in) financing activities.........   (116,299)      724,713          82,112
                                                              ---------     ---------       ---------
Effect on cash due to currency translation..................      1,965         1,614             (72)
                                                              ---------     ---------       ---------
Increase (decrease) in cash.................................     (2,514)         (167)          1,748
Cash at beginning of year...................................     12,009         9,495           9,328
                                                              ---------     ---------       ---------
Cash at end of year.........................................  $   9,495     $   9,328       $  11,076
                                                              ---------     ---------       ---------
                                                              ---------     ---------       ---------

                See Notes to Consolidated Financial Statements.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Organization: The Warnaco Group, Inc. (the 'Company') was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of the Company.

    B. Nature of Operations: The Company designs, manufactures and markets a broad line of women's intimate apparel, men's apparel such as sportswear, jeanswear, khakis, underwear and accessories, women and juniors apparel such as sportswear and jeanswear and active apparel such as swim apparel, swim accessories and fitness apparel for men, women and children under a number of owned and licensed brand names. The Company's products are sold to department and specialty stores, chain stores, mass merchandise stores, sporting goods stores, and catalog and other retailers throughout the world.

    C. Basis of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiary companies for the years ended January 2, 1999 ('fiscal 1998'), January 1, 2000 ('fiscal 1999') and December 30, 2000 ('fiscal 2000'). All significant intercompany accounts and transactions are eliminated in consolidation.

    D. Management's Plan: In fiscal 2000 the Company incurred an operating loss of $309,892 before income taxes and cumulative effect of a change in accounting principle and $331,073 before cumulative effect of a change in accounting principle. At December 30, 2000, total stockholder's equity was $77,104. The Company used $13,285 of cash in operating activities during fiscal 2000.

    As explained in Note 13 of Notes to Consolidated Financial Statements, the Company was not in compliance with certain covenants of its long-term debt agreements as of December 30, 2000, for which waivers were received through May 16, 2001. As the waivers do not extend through the end of fiscal 2001, the debt has been classified as a current liability in the accompanying consolidated balance sheet. The Company is currently in discussions with its lenders for permanent amendments to the agreements. If the Company is not successful, it would have to refinance its debt with others. The Company's ability to continue to operate as a going concern is dependent on the outcome of these negotiations or upon its ability to refinance its debt. There can be no assurances it will be able to successfully conclude such negotiations or secure alternative financing. As a result of the reclassification of its long-term debt to current, the Company has a working capital deficit of $1,433,706.

    The Company continues to review its operating structure in an effort to reduce costs. In addition, the Company has retained financial and legal advisors who are reviewing the financial alternatives available to the Company, including, without limitation, a possible debt restructuring and possible sales of assets.

    E. Use of Estimates: The Company utilizes estimates and assumptions in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

    F. Translation of Foreign Currencies: Cumulative translation adjustments, arising primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange as of the respective balance sheet date, are applied directly to stockholders' equity and are

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

included as part of accumulated other comprehensive income (loss). Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

    G. Cash and Cash equivalents: Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

    H. Marketable Securities: Marketable securities are stated at fair value based on quoted market prices. All investments were classified as available-for-sale with any unrealized gains or losses, net of tax, included as a component of stockholders' equity and included in other comprehensive income.

    I. Inventories: Inventories are stated at the lower of cost or market, cost being determined principally on a first-in, first-out basis.

    J. Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the lesser of the estimated useful lives of the assets or term of the lease, using the straight-line method, as summarized below:

        Buildings.............................................        20-40 years
        Building improvements.................................        2-20 years
        Machinery and equipment...............................        3-10 years
        Computer software and hardware........................        3- 7 years

    Assets under capital lease and related amortization of capitalized leases are included in property, plant and equipment and accumulated depreciation and the associated liability is included in debt. Depreciation Expense was $23,931, $36,671 and $62,148 for fiscal years 1998, 1999 and 2000, respectively.

    K. Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1 and related guidance and are amortized under the straight-line method, over the estimated useful life of the software, generally 3 to 7 years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

    L. Intangible Assets: Intangible assets consist of goodwill, licenses, trademarks, deferred financing costs and other intangible assets. Goodwill represents the excess of cost over net assets acquired from business acquisitions, and is amortized on a straight-line basis over the estimated useful life, ranging from 20 to 40 years. Deferred financing costs are amortized over the life of the related debt and included in interest expense. Deferred financing costs were $13,399 and $43,132 as of January 1, 2000 and December 30, 2000, respectively. Licenses and trademarks were $272,894 and $269,595 as of January 1, 2000 and December 30, 2000, respectively. Licenses are amortized over the remaining life of the license, which range between 5 and 40 years and trademarks are amortized over the remaining life of the trademark not to exceed 20 years. Other assets of $45,204 at January 1, 2000 and $46,171 at December 30, 2000 include long-term investments, other non-current assets and deposits.

    Amortization of intangible and other assets, included in selling, administrative and general expenses was $22,569, $24,285 and $39,931 for fiscal years 1998, 1999 and 2000, respectively.

    The Company reviews impairment when changes in circumstances, which include, but are not limited to, the historical and projected operating performance of business operations, specific industry trends and general economic conditions, indicate that the carrying value of business specific intangibles or enterprise level goodwill may not be recoverable. Under these circumstances, the Company estimates future cash flows using the recoverability method (undiscounted and including related interest charges), as a basis for determining any impairment loss. An impairment loss would then be recorded to adjust the carrying value of intangibles to the estimated fair value. The impairment loss taken would be no greater

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

than the amount by which the carrying value of the net assets of the business exceeds its fair value. No such impairment losses have been recorded.

    M. Advertising Costs: Advertising costs are included in selling, administrative and general expenses and expensed as incurred. Cooperative advertising allowances provided to customers are charged to operations, as earned, and are included in selling, administrative and general expenses. The amounts charged to operations for advertising costs and cooperative advertising during fiscal 1998, 1999 and 2000 were $102,600, $118,029, and $141,340, respectively.

    N. Income Taxes: The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. As of December 30, 2000, unremitted earnings of non-U.S. subsidiaries were approximately $143,300. Since it is the Company's intention to permanently reinvest these earnings, no U.S. taxes have been provided. Management believes that there would be no additional income tax liability on the statutory earnings of foreign subsidiaries, if remitted.

    O. Revenue Recognition: The Company recognizes revenue when goods are shipped to customers, net of allowances for returns and other discounts.

    P. Stock Options: The Company accounts for options granted using the intrinsic value method. Because the exercise price of the Company's options equals the market value of the underlying stock on the date of grant, no compensation expense has been recognized for any period presented.

    Q. Financial Instruments: Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposures. The Company does not use derivative financial instruments for speculation or for trading purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. Changes in amounts to be received or paid under interest rate swap agreements are recognized as interest expense. Gains and losses realized on termination of interest rate swap contracts are deferred and amortized over the remaining terms of the original hedged instrument. Premiums paid for foreign currency option contracts are amortized over the life of the option contract. The Company also uses derivative financial instruments to execute purchases of its shares under its stock buyback program (the "Equity Agreements"). The Company is subject to market risk from changes in its stock price as a result of the Equity Agreements. The Equity Agreements provide for the purchase by the Company of up to 5.2 million shares of the Company's common shares. These agreements are required to be settled by the Company, on a net cash basis. On October 6, 2000, the Company entered into a modification agreement of its credit facilities which prohibited the Company's option to net share or physically settle. As a result, the Company charged paid-in-capital in the amount of $8,800 to account for the change in value of the Equity Agreements from their inception to that date. Subsequent to October 6, 2000, the Company is charging investment expense for the change in valuation of Equity Agreements. This charge was $5,900 in fiscal 2000.

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

    Equity Instruments Indexed to the Company's Common Stock: Equity instruments are originally recorded at fair value. Proceeds received upon the sale of equity instruments which are net share settled, at the Company's option and amounts paid upon the purchase of such equity instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of these equity instrument contracts are not recognized. Repurchases of common stock pursuant to the terms of the equity instruments are recorded as treasury stock, at cost. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded in additional paid-in capital. Equity instruments that are net cash settled are recorded as assets or liabilities. Changes in fair value are recorded in the statement of operations.

    R. Concentration of Credit Risk: The Company sells its products to department stores, specialty stores, chain stores, sporting goods stores, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

not require collateral. The Company has credit insurance covering these customers within agreed upon limits. Credit losses have been within management's expectations.

    S. Comprehensive Income: Comprehensive income consists of net income, unrealized gain/(loss) on marketable securities (net of tax), cumulative foreign currency translation adjustments and unfunded minimum pension liability. Because such cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no income taxes are provided on such amounts.

    T. Start-Up Costs: In the fourth quarter of fiscal 1998, retroactive to the beginning of the year, the Company early adopted the provisions of SOP 98-5 requiring that pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses be expensed as incurred. The Company recognized $46,250, after taxes ($71,484 pre-tax), as the cumulative effect of a change in accounting to reflect the new accounting and write-off the balance of unamortized deferred start-up costs as of the beginning of 1998. Prior to the early adoption of SOP 98-5, start-up costs were deferred and amortized using the straight line method, principally over five years.

    U. Change in accounting principle: Effective January 2, 2000, the Company changed its accounting method for valuing its retail outlet store inventory. Prior to the change, the Company valued its retail inventory using average cost. Under its new method, the Company values its retail inventory using the actual cost method. The Company believes its new method is preferable because it results in a better matching of revenue and expense and is consistent with the method used for its other inventories. The cumulative effect of the change as of January 1, 2000 was $13,110, net of tax. The information necessary to determine the pro-forma effect on prior years results of operations is not available.

    V. Restatement and reclassifications: The Company restated January 3, 1998 stockholders' equity by $26,000. The restatement reflects adjustments to increase accounts receivable reserves by $51,800 to provide for discounts, returns and allowances not previously reserved, to increase accrued liabilities by $6,300, to decrease inventory by $7,400, to decrease other assets by $9,500, partially offset by an increase to non-current deferred tax asset of $49,000 to tax effect these adjustments and eliminate tax accruals not required. This restatement has no effect on reported net income for any subsequent year. The 1998 and 1999 accounts have been revised to be consistent with the accounting for the matters that resulted in the adjustments to retained earnings, including in 1999, an increase of $12,400 in cost of goods sold, an increase of $5,300 in selling, general and administrative expenses and a decrease of $17,700 in income tax expense.

    Certain other 1999 and 1998 amounts have been reclassified to conform to the current presentation.

    W. Shipping and handling costs: Such costs are included in selling, administrative and general expenses and approximate 3% of net revenues. The Company does not bill its customers for shipping and handling, and accordingly, has no such revenues.

    X. Recent accounting pronouncements: In June 1998 and June 2000, the FASB issued SFAS No. 133 'Accounting for Derivative Instruments and Hedging Activities' and SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities'. These statements establish accounting and reporting standards requiring every derivative instrument be recorded on the balance sheet as either a asset or a liability. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The adoption of these new standards did not have a material impact on the Company's earnings or financial position.

    In May 2000, the FASB's Emerging Issues Task Force ('EITF') reached a consensus on Issue No. 00-14, 'Accounting for Certain Sales Incentives,' which addresses the accounting for sales incentives, rebates, coupons and free products or services. EITF No. 00-14 is effective for calendar year companies in the fourth quarter of fiscal 2000. The Company has evaluated the impact of adoption EITF No 00-14 and has concluded that it has no material impact on the Company's financial position or results of operations.

    In March 2000, the Emerging Issues Task Force issued Issue 00-7 'Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur'. In July 2000, the EITF issued Issue No. 00-19, 'Determination of Whether

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Share Settlement is Within the Control of the Company for Purposes of Applying EITF Issue No. 96-13'. EITF 00-19 may require the Company to mark to market the Equity Agreements unless the Company amends such agreements by June 30, 2001 to remove provisions, which require net cash settlement. (see Note 15.)

    In December 1999, the Securities and Exchange Commission ('SEC') issued Staff Accounting Bulletin ('SAB') No. 101, 'Revenue Recognition in Financial Statements'. This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of this bulletin in the fourth quarter of fiscal 2000 did not have an impact on the Company's results of operations or equity.

    In September 2000, the FASB issued SFAS No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125'. SFAS No. 140 revises criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' without amendment. The Company adopted the disclosure requirements of SFAS No. 140 on December 30, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - ACQUISITIONS

AUTHENTIC FITNESS CORPORATION

    In December 1999, the Company acquired all of the outstanding common stock of Authentic Fitness Corporation ('Authentic Fitness') for $437,100 (all of which was financed), excluding debt assumed of approximately $154,170 and other costs incurred in the acquisition of $3,255. The acquisition was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the results of operations for Authentic Fitness commencing on December 16, 1999. The allocation of the total purchase price, exclusive of cash acquired of approximately $7,000, to the fair value of the net assets acquired and liabilities assumed is summarized as follows:

Fair value of assets acquired...............................  $674,256
Liabilities assumed.........................................   (79,731)
                                                              --------
Purchase price -- net of cash balance.......................  $594,525
                                                              --------
                                                              --------

    Included in intangible and other assets for the Authentic Fitness acquisition is $417,526 of goodwill which is being amortized over 40 years.

    The following summarized unaudited pro forma information combines financial information of the Company with Authentic Fitness for the fiscal year ended 1999 assuming the acquisition had occurred as of January 3, 1999. The unaudited pro-forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition. The unaudited pro-forma information reflects interest expense on the additional financing of $437,100 incurred for the acquisition and the amortization of goodwill using a 40-year life.

                                                               FOR THE YEAR
                                                                   ENDED
                                                              JANUARY 1, 2000
                                                              ---------------
Statement of Income Data:
    Net revenues............................................    $2,473,771
    Net income..............................................    $   65,994

A.B.S. CLOTHING COLLECTIONS, INC.

    In September 1999, the Company acquired the outstanding common stock of A.B.S. Clothing Collection, Inc. ('ABS'). ABS is a leading contemporary designer of casual sportswear and dresses sold through better department and specialty stores. The purchase price consisted of a cash payment of $29,500, shares of the Company's common stock with a fair market value of $2,200 and a deferred cash payment of $22,800 and other costs incurred in the acquisition of approximately $1,208. The acquisition was accounted for as a purchase. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is summarized as follows:

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Fair value of assets acquired...............................  $59,720
Liabilities assumed.........................................   (3,730)
                                                              -------
Purchase price..............................................  $55,990
                                                              -------
                                                              -------

    The acquisition did not have a material impact on 1999 consolidated earnings. Included in intangibles and other assets for the A.B.S. acquisition is $54,136 of goodwill, which is being amortized over 20 years.

OTHER ACQUISITIONS -- 1999

    During 1999, the Company acquired two other companies and certain other licenses to sell products in Canada, which were not significant and did not have a significant pro forma impact on fiscal 1999 consolidated earnings. The excess purchase price over fair value of the net assets acquired and liabilities assumed on these acquisitions was approximately $5.0 million.

OTHER ACQUISITIONS -- 1998

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

Inventories.                                                    2,300
Other current assets........................................      300
Fixed assets................................................      300
Intangible and other assets.................................   58,018
Accrued liabilities.........................................   (7,800)
                                                              -------
Purchase price..............................................  $53,118
                                                              -------
                                                              -------

    The acquisition, which was accounted for as a purchase, did not have a material effect on 1998 consolidated results of operations.

NOTE 3 - SPECIAL CHARGES

FISCAL 2000

    In response to a difficult retail environment, the Company performed a strategic review of its worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles and initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company and the discontinuation of product lines and styles that were unprofitable. As a result of these initiatives the Company recorded special charges of $269,626 during fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and lease obligation costs, employee termination and severance costs, retail outlet store closings and other related costs. The non-cash portion of the charge is $171,317 and the cash portion is $98,309. Of the total amount of charges, $201,279 is reflected in cost of goods sold and $68,347 is reflected in selling,

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

administrative and general expenses. The detail of the charge, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs are summarized below:

                                            FACILITY
                           INVENTORY        SHUTDOWN       EMPLOYEE
                        WRITE-DOWNS AND   AND CONTRACT    TERMINATION                       LEGAL AND
                          OTHER ASSET     TERMINATION    AND SEVERANCE   RETAIL OUTLET    OTHER RELATED
                          WRITE-OFFS         COSTS           COSTS       STORE CLOSINGS       COSTS         TOTAL
                        ---------------   ------------   -------------   --------------   -------------   ---------
Provisions............     $ 154,851        $ 53,261       $ 25,772         $ 20,037        $ 15,705      $ 269,626
Cash Reductions.......       --              (41,456)       (19,117)          (2,969)        (10,909)       (74,451)
Non-cash reductions...      (125,350)         --             --              (12,357)           (976)      (138,683)
                           ---------        --------       --------         --------        --------      ---------
Balance as of
  December 30, 2000...     $  29,501        $ 11,805       $  6,655         $  4,711        $  3,820      $  56,492
                           ---------        --------       --------         --------        --------      ---------
                           ---------        --------       --------         --------        --------      ---------

    Of the $56,492 remaining balance, $23,858 represents cash charges to be spent in fiscal 2001.

INVENTORY WRITE-DOWNS AND OTHER ASSET WRITE-OFFS $(154,851)

    Management's strategic review of the Company's manufacturing, distribution and administrative facilities and product lines and styles resulted in the decision to close seven manufacturing plants, twelve distribution facilities and two administrative facilities as well as the closure of 26 outlet stores. In addition, the Company discontinued the manufacturing of certain raw materials and product styles and wrote-off shop and fixture costs removed from service at certain of its customer's retail locations. Included in the above amount are charges for inventory write-downs of $127,825 and write-off of fixed assets and other assets of $27,026. Of the total charge, $134,901 is included in cost of sales and $19,950 is included in selling, administrative and general expenses.

FACILITY SHUTDOWN AND CONTRACT TERMINATION COSTS $(53,261)

    Costs associated with the shutdown of the facilities mentioned above include plant reconfiguration and shutdown costs of $47,751, which were charged to expense as incurred and lease obligation costs of $5,510. Of the total charge, $40,281 is included in cost of sales and $12,980 is included in selling, administrative and general expenses.

EMPLOYEE TERMINATION AND SEVERANCE COSTS $(25,772)

    The Company recorded charges of $11,729 to cost of goods sold related to providing severance and benefits to 3,589 manufacturing related employees terminated as a result of the closure of certain facilities. The Company also recorded charges of $14,043 to selling, administrative and general expenses related to providing severance and benefits to 816 distribution and administrative employees terminated.

RETAIL OUTLET STORE CLOSINGS $(20,037)

    In an effort to improve the overall profitability of the retail outlet division and to respond to a soft outlet store market, the Company announced plans to close 26 retail outlet stores all of which will be closed by June 30, 2001. Included in the charge are costs for the write-down of inventory of discontinued product lines and styles which the Company intends to liquidate through these stores of $13,697, the write-off of fixed assets associated with these stores of $1,793, the costs of terminating leases of $1,653 and the losses incurred attributable to the stores to be closed of $2,894. Of the total

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

charge, $13,697 is included in cost of sales and $6,340 is included in selling, administrative and general expenses.

LEGAL AND OTHER RELATED COSTS $(15,705)

    Also included in the charge are $12,490 of legal expenses related to the Calvin Klein litigation and global initiatives mentioned above and $3,215 of other costs. Of the total charge, $671 is included in cost of sales and $15,033 is included in selling, administrative and general expenses.

Fiscal 1998

    Following significant acquisitions in 1996 and 1997, in the fourth quarter of 1998 the Company initiated the implementation of programs designed to streamline operations and improve profitability. These programs resulted in charges of approximately $33,200 related to costs to exit certain product lines and styles, as well as facilities and realignment of manufacturing and distribution activities, including charges related to inventory write-downs and employee termination and severance benefits.

    Additionally, in the fourth quarter of fiscal 1998, the Company wrote-off approximately $3,700 which included $3,200 of accounts receivable, consisting of customer bankruptcies of $2,900 and other write-offs of $300.

    Of the total $36,900 of 1998 charges, $21,800 is reflected in cost of goods sold and $15,100 is reflected in selling, administrative and general expenses.

    The detail of the charges recorded in 1998 are summarized below:

                                                       FACILITIES                      EMPLOYEE
                                                        SHUTDOWN                      TERMINATION
                                            ASSET          AND       RETAIL OUTLET        AND
                                          WRITE-OFFS   REALIGNMENT   STORE CLOSINGS    SEVERANCE     TOTAL
                                          ----------   -----------   --------------    ---------     -----
1998 Provision..........................   $ 13,500      $ 3,800        $ 4,800         $ 6,100     $28,200
Other related period costs, charged to
  expense as incurred...................     --            2,500         --              --           2,500
Cash reductions.........................     --           (1,672)        --              (2,500)     (4,172)
Non-cash reductions.....................    (11,900)      (3,800)        (4,228)         --         (19,928)
                                           --------      -------        -------         -------     -------
Balance as of January 2, 1999...........      1,600          828            572           3,600       6,600
Cash reductions.........................     --             (828)          (572)         (3,263)     (4,663)
Non-cash reductions.....................     (1,600)      --             --                          (1,600)
                                           --------      -------        -------         -------     -------
Balance as of January 1, 2000...........     --           --             --                 337         337
Cash reductions.........................     --           --             --                (337)       (337)
Balance as of December 30, 2000.........   $ --          $--            $--             $--         $ --
                                           --------      -------        -------         -------     -------
                                           --------      -------        -------         -------     -------

DISCONTINUED PRODUCT LINES AND STYLES AND MANUFACTURING AND DISTRIBUTION REALIGNMENT ($19,800)

    Management's review of certain product lines resulted in the decision to discontinue the manufacture and marketing of certain unprofitable product lines during the fourth quarter of 1998, including the Valentino and Marilyn Monroe product lines, as well as certain private label brands. The decision to discontinue these product lines will enable the Company to focus its working capital on more profitable product lines and styles. The Company also announced the realignment of manufacturing and distribution operations as an effort to reduce costs. Included in the amount above are charges for inventory write-downs for obsolete and excess raw materials and finished goods of $13,000 (included in cost of sales).

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    Costs for facility shutdowns of $4,300 represent the write-off of unamortized leaseholds and fixed and other assets at the Company's former administrative offices in Connecticut. The cost for facility realignment of $2,500, all of which was incurred in 1998, includes charges for the relocation of and realignment of existing factories and consolidation of warehouse and distribution facilities.

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

ADDITIONAL COSTS RELATED TO PRIOR STRATEGIC INITIATIVES ($2,500)

    The Company expensed as incurred approximately $2,000 of additional costs, (in part due to facilities remediation) related to the final disposition of certain Hathaway assets that were retained following the sale of that division in 1996.

    The Company expensed as incurred approximately $500 of additional costs related to the merger integration initiative undertaken in 1997 following the Designer Holdings acquisition. These costs relate principally to settlements on accounts receivable balances with common customers. In the first quarter of 2000, the Company paid in cash the remaining reserves balance of $209 related to the 1997 Designer Holdings acquisition for employee termination and severance.

NOTE 4 - SALE OF ACCOUNTS RECEIVABLE

    In October 1998, the Company entered into a revolving receivables securitization facility, which matures on August 12, 2002, whereby it could obtain up to $200,000 of funding from the sale of eligible U.S. trade accounts receivable through a bankruptcy remote special purpose subsidiary. The facility was amended in March 2000 to provide up to $300,000 of funding. The amount of funding varies based upon the availability of the designated pool of eligible receivables and is directly affected by changing business volumes. At December 30, 2000, the Company had sold $454,862 of accounts receivable for which it received proceeds of $249,600 in cash; at January 1, 2000, the Company had sold $383,827 of accounts receivable for which it received proceeds of $195,900 in cash. The Company retains the interest in and subsequent realization of the excess of amounts sold over the proceeds received and provides allowances as appropriate on the entire balance. Due to the short-term nature of the receivables, the Company's retained interest in the pool is valued at historical cost which approximates fair value. Accounts receivable are presented net of the $249,600 and $195,900 for fiscal years 2000 and 1999, respectively, of proceeds from trade receivables sold, with the remaining $205,262 and $187,927, respectively, included in accounts receivable. During fiscal 2000, the Company collected and re-invested on a revolving basis approximately $1,522,812 of receivables. The sale is reflected

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

as a reduction of accounts receivable and the proceeds received are included in cash flows from operating activities. The loss on the sale of receivables for this program totalled $16,156 for fiscal 2000 and is incurred monthly and is based on variable rates indexed to commercial paper and is included in selling, administrative and general expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

    Prior to the December 1999 acquisition, Authentic Fitness was considered a related party as certain directors and officers of the Company were also directors and officers of Authentic Fitness. From time to time, the Company and Authentic Fitness jointly negotiated contracts and agreements with vendors and suppliers. In fiscal 1998 and 1999, Authentic Fitness paid the Company $15,566 and $24,614, respectively for certain occupancy services related to leased facilities, computer services, laboratory testing, transportation and contract production services. In fiscal 1998 and 1999, the Company paid Authentic Fitness approximately $462 and $865, respectively, for certain design and occupancy services. The Company also purchased inventory from Authentic Fitness for sale in its retail outlet stores of $11,223 and $16,833 in fiscal 1998 and 1999, respectively. In June 1995, the Company paid $1,000 in connection with and under a sub-license entered into with Authentic Fitness to design, manufacture and distribute certain intimate apparel using the Speedo brand name. The Company recognized royalty expense of $58 and $10 in fiscal 1998 and 1999, respectively.

    A former director and a stockholder of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ('Spectrum'). The Company recognized consulting expenses of $560, $560 and $560 in fiscal 1998, 1999 and 2000, respectively, pursuant to a consulting agreement with Spectrum that was terminated effective December 31, 2000. Such director resigned from the Board of Directors on March 15, 2001. A director of the Company provided consulting services to the Company from time to time and received $125 for such services in fiscal 1998. Such director's term will expire May 18, 2001 and, in accordance with the Company's retirement policy for directors, such director is not standing for re-election. The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

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

    The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportswear and jeanswear, men's accessories and men's, women's, junior's and children's active apparel under the Chaps by Ralph Lauren, Calvin Klein, Catalina, A.B.S by Allen Schwartz, Speedo, Oscar de la Renta, Anne Cole, Cole of California, Sandcastle, Sunset Beach, Ralph Lauren, Polo Sport Ralph Lauren, Polo Sport RLX and White Stag brand names.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    The Retail Store division which is comprised of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through 135 stores under the Speedo Authentic Fitness name as well as 132 of the Company's outlet stores for the disposition of excess and irregular inventory. The Company does not manufacture or source products exclusively for the outlet stores. In fiscal 2001 the Company is closing 35 of its Speedo Authentic Fitness stores and 22 of its Company outlet stores as part of its restructuring to reduce its retail operating expenses.

    The accounting policies of the segments are the same as those described in the 'Summary of Significant Accounting Policies' in Note 1. Transfers to the Retail stores division occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on earnings before interest, taxes, amortization of intangibles and deferred financing costs and special charges, as well as the effect of the early adoption of new accounting pronouncements or other changes in accounting and charges in fiscal 1998 related to the restatement for an inventory adjustment for production and inefficiency costs ('Adjusted EBIT'). Information by business segment is set forth below:

                                                              SPORTSWEAR
                                                   INTIMATE       AND        RETAIL
                                                   APPAREL    ACCESSORIES    STORES      TOTAL
                                                   --------   -----------   --------   ----------
2000  Net Revenues...............................  $806,793   $1,227,552    $215,591   $2,249,936
      Adjusted EBITDA............................    75,609      196,228       1,187      273,024
      Depreciation...............................    22,256       21,851       4,443       48,550
      Adjusted EBIT..............................    53,353      174,377      (3,256)     224,474
1999  Net Revenues...............................  $943,383   $1,022,783    $147,990   $2,114,156
      Adjusted EBITDA............................   173,600      164,300      11,600      349,500
      Depreciation...............................    21,000       10,600       2,600       34,200
      Adjusted EBIT..............................   152,600      153,700       9,000      315,300
1998  Net Revenues...............................  $944,788   $  875,257    $130,206   $1,950,251
      Adjusted EBITDA............................   215,450      146,300      17,000      378,750
      Depreciation...............................    18,500        4,500       1,400       24,400
      Adjusted EBIT..............................   196,950      141,800      15,600      354,350

    A reconciliation of total segment Adjusted EBIT to total consolidated income
(loss) before taxes and cumulative effect of a change in accounting principle for fiscal years ended January 2, 1999, January 1, 2000, and December 30, 2000 is as follows:

                                                                       FOR THE YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                                1999         2000          2000
                                                             ----------   ----------   ------------
Total Adjusted EBIT for reportable segments................   $354,350     $315,300     $ 224,474
General corporate expenses not allocated...................     56,139       70,099        71,218
Depreciation of corporate assets and amortization of
  intangibles and unearned stock compensation..............     27,078       33,002        58,172
Special charges............................................     95,158       --           269,626
Investment income..........................................     --           --           (36,882)
Effect of early adoption of SOP 98-5.......................     40,800       --            --
Charges related to an inventory adjustment.................     49,600       --            --
Interest expense...........................................     63,790       80,976       172,232
                                                              --------     --------     ---------
Income (loss) before income taxes and cumulative effect of
  a change in accounting principle.........................   $ 21,785     $131,223     $(309,892)
                                                              --------     --------     ---------
                                                              --------     --------     ---------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                                   SPORTSWEAR
                                        INTIMATE       AND        RETAIL    RECONCILING
     YEAR ENDED DECEMBER 30, 2000       APPAREL    ACCESSORIES    STORES      ITEMS*      CONSOLIDATED
--------------------------------------  --------   -----------   --------   -----------   ------------
Total assets..........................  $622,698   $1,370,808    $117,025    $232,531      $2,343,062
Depreciation and amortization.........    26,618       48,616       4,390      27,098         106,722
Capital expenditures..................    33,043       17,708      10,089      49,222         110,062

      YEAR ENDED JANUARY 1, 2000
--------------------------------------
Total assets..........................   796,614    1,507,533     143,056     297,882       2,745,085
Depreciation and amortization.........    25,367       22,385       2,902      16,548          67,202
Capital expenditures..................    38,937       23,571       9,008      37,572         109,088

      YEAR ENDED JANUARY 2, 1999
--------------------------------------
Total assets..........................   832,371      665,297      78,557     186,908       1,763,133
Depreciation and amortization.........    20,564       15,654       1,235      14,025          51,478
Capital expenditures..................    41,128       30,209       7,297      64,153         142,787

---------
* Includes corporate items not allocated to business segments, primarily fixed assets related to the Company's management information systems and corporate facilities and goodwill, intangible and other assets.

GEOGRAPHIC INFORMATION

    Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                             FISCAL YEAR ENDED
                                                   --------------------------------------
                                                   JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                      1999         2000          2000
                                                   ----------   ----------   ------------
Net revenues:
    United States................................  $1,630,583   $1,775,905    $1,892,219
    Canada.......................................      55,072       68,953        96,840
    United Kingdom...............................      55,774       66,496        78,042
    France.......................................      41,164       44,510        39,330
    Germany......................................      41,963       34,743        24,302
    Mexico.......................................      21,209       35,636        45,112
    Asia.........................................      14,534       25,069        16,029
    All Other....................................      89,952       62,844        58,062
                                                   ----------   ----------    ----------
                                                   $1,950,251   $2,114,156    $2,249,936
                                                   ----------   ----------    ----------
                                                   ----------   ----------    ----------
Property, plant and equipment, net
    United States................................  $  205,428   $  291,360    $  293,045
    Canada.......................................       5,394        8,964         6,888
    All other....................................      13,438       26,028        29,242
                                                   ----------   ----------    ----------
                                                   $  224,260   $  326,352    $  329,175
                                                   ----------   ----------    ----------
                                                   ----------   ----------    ----------

INFORMATION ABOUT MAJOR CUSTOMERS

    In fiscal 2000 and 1999, no customer accounted for more than 10% of the Company's net revenues. In fiscal 1998, the Company had one customer who accounted for approximately $198,282 or 10.2% of net revenues. Such revenues are included in the Intimate Apparel and Sportswear and accessories segments.

NOTE 7 - INCOME TAXES

    The following presents the United States and foreign components of income from continuing operations before income taxes and cumulative effect of change in accounting principle and the total provision (benefit) for United States federal and other income taxes:

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                                                 FISCAL YEAR ENDED
                                                     -----------------------------------------
                                                     JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                        1999          2000           2000
                                                     -----------   -----------   -------------
Income (loss) from continuing operations before
  income taxes and cumulative effect of change in
  accounting principle:
    Domestic.......................................   $  1,397      $ 74,823       $(299,723)
    Foreign........................................     20,388        56,400         (10,169)
                                                      --------      --------       ---------
    Total..........................................   $ 21,785      $131,223       $(309,892)
                                                      --------      --------       ---------
                                                      --------      --------       ---------
Current tax provision
    Federal........................................   $ --          $  1,436       $ --
    State and local................................      1,187         2,350             588
    Foreign........................................     10,231        13,200           3,250
                                                      --------      --------       ---------
Total current tax provision........................     11,418        16,986           3,838
                                                      --------      --------       ---------
Deferred tax provision (benefit):
    Federal........................................     12,301        24,974         (94,602)
    State and local................................     (5,213)       (7,813)        (17,552)
    Foreign........................................     --            (5,238)         (4,901)
    Valuation allowance increase (decrease)........    (10,818)        4,528         134,398
                                                      --------      --------       ---------
Total deferred tax provision (benefit).............     (3,730)       16,451          17,343
                                                      --------      --------       ---------
Provision for income taxes.........................   $  7,688      $ 33,437       $  21,181
                                                      --------      --------       ---------
                                                      --------      --------       ---------

    The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                 FISCAL YEAR ENDED
                                                     -----------------------------------------
                                                     JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                                        1999         2000            2000
                                                     -----------   -----------   -------------
Income (loss) from continuing operations before
  income taxes and cumulative effect of change
  in accounting principle..........................   $ 21,785      $131,223       $(309,892)
                                                      --------      --------       ---------
                                                      --------      --------       ---------
Provision (benefit) for income taxes at the
  statutory rate...................................   $  7,625      $ 45,928       $(108,462)
State income taxes, net of federal benefit.........     (2,772)       (4,013)        (17,233)
Foreign income taxes at rates in excess of (lower
  than) the U.S. statutory rate....................      7,408       (12,214)          1,295
Non-deductible intangible amortization.............      3,198         3,582           6,504
Valuation allowance increase (decrease)............    (10,818)        4,528         134,398
Other, net.........................................      3,047        (4,374)          4,679
                                                      --------      --------       ---------
Provision for income taxes.........................   $  7,688      $ 33,437       $  21,181
                                                      --------      --------       ---------
                                                      --------      --------       ---------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    The components of deferred tax assets and liabilities as of January 1, 2000 and December 30, 2000 are as follows:

                                                              JANUARY 1,    DECEMBER 30,
                                                                2000(a)         2000
                                                              -----------   -------------
Deferred Tax Assets:
    Discounts and sales allowances..........................   $  8,337       $   3,052
    Postretirement benefits.................................      4,137           3,366
    Alternative minimum tax credit carryovers...............      3,674           4,835
    Financing transaction...................................     --               8,446
    Non deductible reserves.................................     26,827          42,190
    Net operating losses....................................    212,615         354,632
                                                               --------       ---------
        Gross deferred tax assets...........................    255,590         416,521
                                                               --------       ---------
    Valuation allowances....................................    (11,330)       (161,055)
                                                               --------       ---------
            Deferred tax assets -- net......................    244,260         255,466
                                                               --------       ---------
Deferred Tax Liabilities:
    Prepaid and other assets................................     13,258          10,763
    Depreciation and amortization...........................     71,573          74,735
    Bond discount...........................................      7,097           6,865
    Unrealized gain on investment in securities.............     25,494            --
    Other...................................................      8,896          18,542
                                                               --------       ---------
            Deferred tax liabilities........................    126,318         110,905
                                                               --------       ---------
            Net deferred tax asset..........................   $117,942       $ 144,561
                                                               --------       ---------
                                                               --------       ---------

---------

 (a) See Note 1

                              -------------------

    The Company has estimated United States net operating loss carryforwards of approximately $836,000 and foreign net operating loss carryforwards of approximately $49,300 at December 30, 2000. The United States net operating loss carryforwards, if they remain unused, expire as follows:

                           YEAR                              AMOUNT
                           ----                              ------
2004-2010.................................................  $ 85,560
2011-2017.................................................   104,414
2018-2020.................................................   646,026
                                                            --------
                                                            $836,000
                                                            --------
                                                            --------

    The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance increased to $161,055 (of which $15,005 relates to foreign entities) in fiscal 2000 from $11,330 (of which $10,776 relates to foreign entities) in fiscal 1999. The Company has recorded a valuation allowance to reduce the amount of the deferred tax asset to an amount that will be more likely than not be realized. The Company increased the valuation allowance after a review of its available tax planning strategies which it considered prudent and feasible following the increase in the net operating loss caused by the fiscal 2000 loss.

    A portion of the valuation allowance in the amount of $21,671 (of which $4,841 relates to foreign entities) at December 30, 2000 relates primarily to net deferred tax assets which were recorded in purchase accounting. The recognition of such amount in future years will be allocated to reduce the excess purchase price over the net assets acquired and other non-current intangible assets.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    At December 30, 2000, other current assets include current income taxes receivable of $4,023 (of which $2,090 relates to foreign entities) and current liabilities include income taxes payable of $16,470 (of which $15,882 relates to foreign entities). At January 1, 2000, other current assets include current income taxes receivable of $26,058 (of which $1,015 relates to foreign entities) and current liabilities include income taxes payable of $16,217 (of which $13,641 relates to foreign entities).

NOTE 8 - EMPLOYEE RETIREMENT PLANS

    The Company has a defined benefit pension plan, which covers substantially all non-union domestic employees (the 'Pension Benefit Plan'). The Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors ('Other Benefit Plans'). The Other Benefit Plans are contributory with retiree contributions adjusted annually.

    The components of net periodic benefit cost is as follows:

                                      PENSION BENEFIT PLAN                     OTHER BENEFIT PLANS
                                       FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                             --------------------------------------   --------------------------------------
                             JANUARY 2,   JANUARY 1,   DECEMBER 30,   JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                1999         2000          2000          1999         2000          2000
                             ----------   ----------   ------------   ----------   ----------   ------------
Service Cost...............   $  1,732     $  2,279      $  2,640       $ 190        $ 193         $ 143
Interest Cost..............      8,660        8,867         9,307         528          394           424
Expected return on plan
  assets...................    (10,530)     (11,586)      (11,252)      --           --            --
Prior service cost.........        (74)         (74)          (74)      --             (33)          (33)
Recognized net actuarial
  gain.....................     --           --            --            (121)        (163)         (263)
                              --------     --------      --------       -----        -----         -----
Net periodic benefit cost
  (income).................       (212)        (514)          621         597          391           271
Cost of other plans........        300       --            --           --           --            --
                              --------     --------      --------       -----        -----         -----
Net benefit cost
  (income).................   $     88     $   (514)     $    621       $ 597        $ 391         $ 271
                              --------     --------      --------       -----        -----         -----
                              --------     --------      --------       -----        -----         -----

    A reconciliation of the balance of the benefit obligations is as follows:

                                                   PENSION BENEFIT PLAN         OTHER BENEFIT PLANS
                                                 -------------------------   -------------------------
                                                 JANUARY 1,   DECEMBER 30,   JANUARY 1,   DECEMBER 30,
                                                    2000          2000          2000          2000
                                                 ----------   ------------   ----------   ------------
CHANGE IN BENEFIT OBLIGATIONS
    Benefit obligation at beginning of year....   $128,896      $119,634      $ 7,523        $5,362
    Service cost...............................      2,279         2,640          193           143
    Interest cost..............................      8,867         9,307          394           424
    Plan participants' contribution............     --            --              304           280
    Plan amendments............................     --            --             (506)       --
    Change in actuarial assumptions............    (11,500)        4,533       (1,795)         (118)
    Benefits paid..............................     (8,908)       (9,438)        (751)         (795)
                                                  --------      --------      -------        ------
    Benefit obligation at end of year..........   $119,634      $126,676      $ 5,362        $5,296
                                                  --------      --------      -------        ------
                                                  --------      --------      -------        ------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    A reconciliation of the change in the fair value of plan assets is as follows:

                                                   PENSION BENEFIT PLAN         OTHER BENEFIT PLANS
                                                 -------------------------   -------------------------
                                                 JANUARY 1,   DECEMBER 30,   JANUARY 1,   DECEMBER 30,
                                                    2000          2000          2000          2000
                                                 ----------   ------------   ----------   ------------
Fair value of plan assets at beginning of
  year.........................................   $126,637      $122,871      $ --          $--
Actual return on plan assets...................      5,142        (9,184)       --           --
Employer's contributions.......................     --            --              447           515
Plan participants' contributions...............     --            --              304           280
Benefits paid..................................     (8,908)       (9,438)        (751)         (795)
                                                  --------      --------      -------       -------
Fair value of plan assets at end of year.......   $122,871      $104,249      $ --          $--
                                                  --------      --------      -------       -------
                                                  --------      --------      -------       -------
Funded status..................................   $  3,238      $(22,426)     $(5,362)      $(5,296)
Unrecognized prior service cost................       (198)         (124)        (472)         (439)
Unrecognized net actuarial (gain) loss.........     (3,381)       21,588       (3,633)       (3,488)
                                                  --------      --------      -------       -------
Accrued benefit cost...........................   $   (341)     $   (962)     $(9,467)      $(9,223)
                                                  --------      --------      -------       -------
                                                  --------      --------      -------       -------

    Pension Benefit Plan assets include fixed income securities and marketable equity securities, including 1,100,800 and 673,100 shares of the Company's
Class A Common Stock, which had a fair market value of $13,554 and $1,136 at January 1, 2000 and December 30, 2000, respectively. The Pension Benefit Plan also owned 502,800 shares of Authentic Fitness' common stock at January 2, 1999. Such shares had a fair market value of $9,176 at January 2, 1999. In December 1999 the Company acquired Authentic Fitness and, as a result, the Pension Benefit Plan tendered all such shares. (See Note 2 to the Consolidated Financial Statements.)

    The Company contributes to a multi-employer defined benefit pension plan on behalf of union employees of its two manufacturing facilities and a warehouse and distribution facility, which amounts are not significant for the periods presented.

    The weighted-average assumptions used in the actuarial calculations were as follows:

                                                     JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                        1999         2000          2000
                                                     ----------   ----------   ------------
Discount rate......................................     7.0%         8.0%         7.75%
Expected return on plan assets.....................     9.5%         9.5%          9.5%
Rate of compensation increase......................     5.0%         5.0%          5.0%

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

                                                          ONE PERCENTAGE   ONE PERCENTAGE
                                                              POINT            POINT
                                                             INCREASE         DECREASE
                                                             --------         --------
Effect on total of service and interest cost
  components............................................       $ 34            $ (31)
                                                               ----            -----
                                                               ----            -----
Effect on health care component of the accumulated
  postretirement benefit obligation.....................       $267            $(254)
                                                               ----            -----
                                                               ----            -----

    The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contributes amounts equal to 15.0% of the first 6.0% of employee contributions to the defined contribution plan. The maximum

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

Company contribution on behalf of any employee is $1,350 in one year. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan totaled $386, $388 and $552 for the years ended January 2, 1999, January 1, 2000, and December 30, 2000, respectively.

NOTE 9 - MARKETABLE SECURITIES

    During the first quarter of fiscal 1999, the Company received shares of marketable securities in exchange for the early termination of a non-compete agreement with the former principal stockholder of its Designer Holdings subsidiary. The fair market value of the securities received was $875, which was recorded as a reduction of goodwill associated with the Designer Holdings acquisition. As of December 30, 2000, the fair market value of the security was $259. During 1998 and 1999, the Company made investments, aggregating $7,650, to acquire an interest in Interworld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. These investments were classified as available-for-sale securities and recorded at fair value based on quoted market prices at January 1, 2000. In the first quarter of fiscal 2000, the Company sold its investment in InterWorld resulting in a realized pre-tax gain of $42,782 ($25,862 net of taxes), which is recorded as investment income.

NOTE 10 - INVENTORIES

                                                       JANUARY 1,   DECEMBER 30,
                                                          2000          2000
                                                       ----------   ------------
Finished goods.......................................  $ 551,883     $ 370,507
Work in process......................................     89,422        60,832
Raw materials........................................     81,434        51,772
                                                       ---------     ---------
                                                       $ 722,739     $ 483,111
                                                       ---------     ---------
                                                       ---------     ---------

NOTE 11 - PROPERTY, PLANT AND EQUIPMENT

                                                       JANUARY 1,   DECEMBER 30,
                                                          2000          2000
                                                       ----------   ------------
Land and land improvements...........................  $   6,430     $   6,067
Building and building improvements...................    113,228        98,361
Furniture and fixtures...............................     95,320       110,190
Machinery and equipment..............................    141,165       124,429
Computer hardware and software.......................     27,571       143,960
Construction in progress.............................     95,584        39,406
                                                       ---------     ---------
                                                       $ 479,298     $ 522,413
Less: Accumulated depreciation and amortization......   (152,946)     (193,238)
                                                       ---------     ---------
Net property, plant and equipment....................  $ 326,352     $ 329,175
                                                       ---------     ---------
                                                       ---------     ---------

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 12 - COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income (loss) as of January 1, 2000 and December 30, 2000 are as follows:

                                                      JANUARY 1,   DECEMBER 30,
                                                         2000          2000
                                                      ----------   ------------
Foreign currency translation adjustments............  $  (14,089)   $  (18,707)
Unfunded minimum pension liability..................      --           (14,648)
Unrealized holding (loss) gain -- net...............      38,966          (395)
                                                      ----------    ----------
Total accumulated other comprehensive income
  (loss)............................................  $   24,877    $  (33,750)
                                                      ----------    ----------
                                                      ----------    ----------

NOTE 13 - DEBT

                                                      JANUARY 1,   DECEMBER 30,
SHORT-TERM DEBT                                          2000          2000
---------------                                       ----------   ------------
$600 million term loan (1)..........................  $   99,066    $  --
Foreign credit facilities...........................      34,686           182
                                                      ----------    ----------
    Total short-term debt...........................     133,752           182
                                                      ----------    ----------
LONG-TERM DEBT

$600 million term loan..............................     487,134       587,548
Revolving credit facilities.........................     576,667       715,342
Term loan agreements................................      69,915        63,356
Capital lease obligations...........................       9,281         6,519
Foreign credit facilities...........................      55,803        70,415
Equity option note..................................       --           50,121
Other...............................................         203       --
                                                      ----------    ----------
    Total long-term debt............................   1,199,003     1,493,301
Current portion.....................................      11,052     1,493,301
                                                      ----------    ----------
    Long-term debt..................................   1,187,951       --
                                                      ----------    ----------
    Total debt......................................  $1,332,755    $1,493,483
                                                      ----------    ----------
                                                      ----------    ----------

---------

(1) As of January 1, 2000, the Company excluded short-term obligations totaling $487,134 from current liabilities because it intended to refinance these obligations on a long-term basis. The Company consummated the refinancing by utilizing long-term commitments in place in fiscal 2000. As discussed below, these and other obligations were refinanced in October 2000.

AMENDMENT AGREEMENT

    On October 6, 2000 the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement (the 'Amendment Agreement') and an Intercreditor Agreement. Pursuant to the Amendment Agreement, the Company's credit facilities were modified so that each now contains identical representations and warranties, covenants, mandatory prepayment obligations, and events of default. The Amendment Agreement also amended uncommitted credit facilities and those which matured prior to August 12, 2002 so that they would mature on August 12, 2002 (maturities of credit facilities due after August 12, 2002 were unaffected).

    The Amendment Agreement increased on a uniform basis and made the margins added to base rate or Eurodollar rate loan uniform under the credit facilities, and determined according to the debt

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

rating of the Company. As of December 30, 2000, the applicable margin for base rate advances under the credit facilities was 2.5% and the applicable margin for Eurodollar rate advances under the credit facilities was 3.5%. The Amendment Agreement also made the fee charged based on the letters of credit outstanding and a commitment fee charged based on the undrawn amount of the credit facilities consistent across the credit facilities. Both of these fees also vary according to the Company's debt rating.

    As part of the signing of the Amendment Agreement, obligations under the credit facilities were guaranteed by The Warnaco Group, Inc., by all of its domestic subsidiaries and, on a limited basis, by all of its subsidiaries located in Canada, the United Kingdom, France, Germany, the Netherlands, Mexico, Belgium, Hong Kong and Barbados. The Company and each of such entities have granted liens on substantially all of its assets to secure these obligations. As a result of Amendment Agreement, as of December 30, 2000, the Company has committed credit facilities in an aggregate amount of $2,609,237, all of which expire on or after August 12, 2002 with substantially no debt amortization until then.

$600,000 REVOLVING CREDIT FACILITY

    Warnaco Inc. is the borrower under a $600,000 Revolving Credit Facility, which includes a $100,000 sub-facility available for letters of credit. This facility expires on August 12, 2002 in accordance with the terms of the Amended and Restated Credit Agreement, originally dated November 17, 1999, as amended on October 6, 2000 which governs the facility. Amounts borrowed under this facility may be borrowed at either base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 1, 2000 and December 30, 2000, the amount of borrowings outstanding under this facility was $576,667 and $425,680, respectively. Additionally, as of January 1, 2000 and December 30, 2000, the amount of letters of credit outstanding under this facility was $4,076 and $4,739, respectively. The weighted average interest rates under this facility as of January 1, and December 30, 2000 were 6.40% and 10.34%, respectively.

$423,600 REVOLVING CREDIT FACILITY

    Warnaco Inc. is also a borrower under a $450,000 Revolving Credit Facility, which was reduced to $423,600 under the Amendment Agreement. The credit agreement governing this facility, dated November 17, 1999, provides that the term of the facility will expire on November 17, 2004. Amounts borrowed under this facility are subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 1, 2000, there were no borrowings outstanding under this facility. As of December 30, 2000, the amount of borrowings outstanding under this facility was $284,711 with a weighted average interest rate of 10.47%.

$587,548 TERM LOAN

    Warnaco Inc. is also a borrower under a $600,000 Term Loan, dated November 17, 1999, which was reduced to approximately $587,548 under the Amendment Agreement. The maturity of this loan was also extended until August 12, 2002 in conjunction with the Amendment Agreement. Amounts borrowed under this facility are subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 1, 2000, $586,200 was outstanding under this facility with a weighted average interest rate of 7.15%, and as of December 30, 2000, $587,548 was outstanding under this facility with a weighted average interest rate of 10.23%.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

FRENCH FRANC FACILITIES

    Warnaco Inc. and its subsidiaries entered into French Franc facilities in July and August 1996 relating to its acquisition of Lejaby. These facilities, which were amended in April 1998 and in August and November 1999, include a term loan facility in an original amount of 370 million French Francs and a revolving credit facility of 480 million French Francs, which was reduced to 441.6 million French Francs pursuant to the Amendment Agreement. Amounts borrowed under these facilities are subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. In conjunction with the Amendment Agreement the maturity of the loan was extended to August 12, 2002. As of December 30, 2000, $36,282 equivalent of the term loan was outstanding with a weighted average interest rate of 8.79%. The revolving portion of this facility provides for multi-currency revolving loans to be made to Warnaco and a number of its European subsidiaries. As of January 1, 2000 and December 30, 2000, approximately $55,800 and $54,152 equivalent respectively, of revolving advances were outstanding under this facility with weighted average interest rates of 6.23% and 9.94%, respectively.

$400,000 TRADE CREDIT FACILITY

    On October 6, 2000, in conjunction with signing the Amendment Agreement, Warnaco Inc. entered into a new $400,000 Trade Credit Facility, which provides commercial letters of credit for the purchase of inventory from suppliers and offers the Company extended terms for reimbursement therof, for periods of up to 180 days ('Trade Drafts'). Amounts drawn under this facility are subject to interest at an interest rate based on the Eurodollar rate, plus a margin determined under the Amendment Agreement. The Company classifies the 180-day Trade Drafts in trade accounts payable. As of January 1, 2000 and December 30, 2000, the amount of Trade Drafts outstanding under this facility was $346,227 and $163,947, respectively, with a weighted average interest rate of 10.22% as of December 30, 2000. Also at December 30, 2000, the Company had outstanding letters of credit under this facility totaling approximately $81,062.

OTHER FACILITIES

    Warnaco Inc. and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit and issuance of letters of credit ('Foreign Credit Facilities'). At January 1, 2000 and December 30, 2000, the total amounts of the Foreign Credit Facilities were approximately $163,500 and $192,555, respectively, of which approximately $35,100 and $47,794, respectively was available. The weighted average interest rate under these facilities as of December 30, 2000 was 9.91%.

    In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. The balance of this loan as of January 1 and December 30, 2000 was $20,885 and $17,025, respectively. This loan is due to be repaid in equal installments with a final maturity date of August 12, 2002.

    As described in Note 15 -- Stockholders Equity, the Company issued $40,372 of notes in conjunction with the amendment of its Equity Agreements. Amounts outstanding under these notes are subject to interest at an interest rate based on the Eurodollar rate, plus a margin determined under the Amendment Agreement. These notes mature on August 12, 2002. As of December 30, 2000, $35,421 was outstanding under these notes. The balance of $14,700 represents the market value adjustment of the Equity Agreements as of December 30, 2000.

RESTRICTIVE COVENANTS

    Pursuant to the terms of the Amendment Agreement the Company must maintain certain financial ratios and is prohibited from paying dividends. On March 29, 2001, lenders under Amendment Agreement waived compliance with the financial ratios until April 16, 2001. On April 13, 2001, the lenders extended this waiver until May 16, 2001. Because this waiver expires before the end of fiscal 2001, the Company has reclassified the applicable long-term debt to current. The Company is currently in discussions with the lenders regarding an amendment to the Amendment Agreement to modify the financial ratios.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)


INTEREST RATE SWAPS

    As of December 30, 2000, the Company had five interest rate swap agreements in place which were used to convert variable interest rate borrowings of $329,500 to fixed interest rates. Under these agreements, borrowings of $190,000 were fixed at 6.75% until maturity in April 2001, borrowings of $80,000 were fixed at 6.74% until maturity in April 2001, borrowings of $53,000 were fixed at 6.72% until maturity in March 2001 and borrowings of $6,500 were fixed at 6.60% until maturity in June 2006.

    As of December 30, 2000, the Company had four swap agreements in place, as follows:

NOTIONAL      MATURITY
 AMOUNT         DATE
--------   --------------
$ 53,000       March 2001
$190,000       April 2001
$ 80,000       April 2001
$  6,500        June 2006

    As of January 1, 2000, the Company had five swap agreements in place, as follows:

NOTIONAL      MATURITY
 AMOUNT         DATE
--------   --------------
$ 75,000   September 2003
$210,000   September 2004
$150,000   September 2004
$250,000   September 2004
$  6,500        June 2006

    These swaps are utilized to convert floating rate obligations, which include bank debt and trade drafts under the letter of credit facility, to fixed rate obligations. The outstanding variable rate obligations at December 30, 2000 exceed the notional amount of interest rate swap agreements and the Company anticipates that they will continue to do so for at least the remaining term of the swap agreements. The counterparties to all of the Company's interest rate swap agreements are banks who are lenders in the Company's credit agreements. The Company's agreements in place as of January 1, 2000 in the amounts of $75,000, $210,000, $150,000 and $250,000 were terminated in March 2000 for a cash gain of $26,076 which is being amortized over the original life of the agreements.

    Differences between the fixed interest rate on each swap and the one month or three month LIBOR rate are settled at least quarterly between the Company and each counterparty. Pursuant to its interest rate swap agreements, the Company made payments totaling $4,853 in the year ended January 1, 2000 and made payments totaling $372 in the year ended December 30, 2000.

    The Company's average interest rate on its outstanding debt, after giving effect to the interest rate swap agreements, was approximately 6.52% and 10.19% at January 1, 2000 and December 30, 2000, respectively.

NOTE 14 - MANDATORILY REDEEMABLE PREFERRED SECURITIES

    In 1996, Designer Holdings issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities of a wholly owned subsidiary (the 'Preferred Securities') for aggregate gross proceeds of $120,000. The Preferred Securities represent preferred undivided beneficial interests

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

in the assets of Designer Finance Trust ('Trust'), a statutory business trust formed under the laws of the State of Delaware in 1996. Designer Holdings owns all of the common securities representing undivided beneficial interests of the assets of the Trust. Accordingly, the Trust is included in the consolidated financial statements of the Company. The Trust exists for the sole purpose of
(i) issuing the Preferred Securities and common securities (together with the Preferred Securities, the 'Trust Securities'), (ii) investing the gross proceeds of the Trust Securities in 6% Convertible Subordinated Debentures of Designer Holdings due 2016 ('Convertible Debentures') and (iii) engaging in only those other activities necessary or incidental thereto. The Company indirectly owns 100% of the voting common securities of the Trust, which is equal to 3% of the Trust's total capital.

    Each Preferred Security is convertible at the option of the holder thereof into 0.6888 of a share of Common Stock, par value $.01 per share, of the Company, or 1,653,177 shares of the Company's Common Stock in the aggregate, at an effective conversion price of $72.59 per share of common stock, subject to adjustments in certain circumstances.

    The holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50.00 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates correspond to the interest rate and interest payment dates on the Convertible Debentures, which are the sole assets of the Trust. As a result of the acquisition of Designer Holdings by the Company, the Preferred Securities were adjusted to their estimated fair value at the date of acquisition of $100,500, resulting in a decrease in their recorded value of approximately $19,500. This decrease is being amortized, using the effective interest rate method to maturity of the Preferred Securities. As of December 30, 2000, the unamortized balance is $16,613. Such distributions and accretion to redeemable value are included in interest expense.

    The Company has the right to defer payments of interest on the Convertible Debentures and distributions on the Preferred Securities for up to twenty consecutive quarters (five years), provided such deferral does not extend past the maturity date of the Convertible Debentures. Upon the payment, in full, of such deferred interest and distributions, the Company may defer such payments for additional five-year periods. The Company has deferred the interest payments under these instruments that were due on December 31, 2000 and March 31, 2001. The Company expects to continue to defer such interest payments under these instruments pursuant to their terms.

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

    The Warnaco Group, Inc. ('Group') has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities ('Guarantee'). In addition, Group has entered into a supplemental indenture pursuant to which it has assumed, as a joint and several obligor with Designer Holdings, liability for the payment of principal, premium, if any, and interest on the Convertible Debentures, as well as the obligation to deliver shares of Common Stock, par value $.01 per share, of Group upon conversion of the Preferred Securities as described above. The Guarantee, when taken together with Group's obligations in respect of the Convertible Debentures, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

    The following is summarized financial information of Designer Holdings as of January 1, 2000 and December 30, 2000 and for each of the three fiscal years in the period ended December 30, 2000, respectively, which is presented as required by reason of the public preferred securities issued by Designer Holdings.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                                       JANUARY 1,   DECEMBER 30,
                                                          2000          2000
                                                       ----------   ------------
Current assets.......................................   $160,296      $113,266
Non-current assets...................................    549,090       509,737
Current liabilities..................................    107,408        32,878
Non-current liabilities..............................     29,168        24,607
Redeemable preferred securities......................    102,904       103,387
Stockholder's equity.................................    469,906       462,131

                                                 FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                                     ENDED           ENDED          ENDED
                                                  JANUARY 2,      JANUARY 1,     DECEMBER 30,
                                                    1999(a)         2000(a)        2000(a),(b)
                                                 -------------   -------------   ------------
Net revenues...................................    $453,229        $547,126        $481,835
Cost of goods sold.............................     310,738         353,029         341,393
Net income (loss)..............................      42,790          65,290          (7,775)(b)

---------

 (a) Excludes Retail Store divisions net revenues of $84,500, $87,000 and $72,456 for fiscal 1998, 1999 and fiscal 2000 respectively, and cost of goods sold $50,468, $58,050 and $49,025 for the same time period. As a result of the integration of Designer Holdings into the operations of the Company, net income associated with these revenues cannot be separately identified. Excludes restructuring and special charges of $18,074 as described in Note 3.

 (b) Net income includes a charge of $54,752 of general corporate expenses.



NOTE 15 - STOCKHOLDERS' EQUITY

    Total dividends declared during fiscal years 1998, 1999 and 2000 were $22,423 ($0.36 per share), $20,250 ($0.36 per share) and $12,958 ($0.27 per share), respectively. In December 2000, the Company suspended payment of its quarterly cash dividend.

    The Company has 10,000,000 shares of authorized and unissued preferred stock with a par value of $0.01 per share.

    In August 1999, the Board of Directors of the Company adopted a rights agreement (the 'Rights Agreement'). Under the terms of the Rights Agreement, the Company declared a dividend distribution of one right for each outstanding share of common stock of the Company to stockholders of record on August 31, 1999. Each right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a Series A Junior Participating Preferred Stock, par value $.01 per share at a purchase price of $100 per unit. The rights only become exercisable, if not redeemed, ten days after a person or group has acquired 15% or more of the Company's common stock or the announcement of a tender offer that would result in a person or group acquiring 15% or more of the Company's common stock. The Rights Agreement expires on August 31, 2009, unless earlier redeemed or extended by the Company.

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

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

1988 Employee Stock Purchase Plan

    In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan'), which provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At January 2, 1999 and January 1, 2000, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. All shares were sold at amounts determined to be equal to the fair market value. In addition, certain employees, principally an officer and director of the Company, elected to pay for the shares granted by executing promissory notes payable to the Company. Notes totaling $5,971 were outstanding at January 3, 1998 and were repaid during fiscal 1998. There was no activity under the Stock Purchase Plan during fiscal 2000.



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

    In accordance with the provisions of the Stock Plan, the Company granted 182,903 and 190,680 shares of restricted stock to certain employees, including certain officers of the Company, during the fiscal years ended January 2, 1999 and January 1, 2000, respectively. During 2000, there were no restricted stock grants. The restricted shares vest over four years. The fair market value of the restricted shares was $7,682 and $5,458 at the dates of grant, for years ended January 2, 1999 and January 1, 2000 respectively. The Company recognizes compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the fiscal years ended January 2, 1999 January 1, 2000 and December 30, 2000 was $4,978, $6,246 and $4,643,
respectively. During 1998, 16,177 shares of non-vested restricted shares were canceled resulting in a reduction in unearned compensation of $667. During 1999 and 2000, there were no restricted shares cancelled. Unearned stock compensation at January 2, 1999, January 1, 2000 and December 30, 2000 was $11,772, $10,984
and $6,341, respectively, and is deducted from stockholders' equity.

1993 Non-Employee Director Stock Plan and 1998 Director Plan

    In May 1994, the Company's stockholders approved the adoption of the 1993 Non-Employee Director Stock Plan ('Director Plan'). The Director Plan provides for awards of non-qualified stock options to non-employee directors of the Company. Options granted under the Director Plan are exercisable in whole or in part until the earlier of ten years from the date of the grant or one year from the date on which an optionee ceases to be a Director eligible for grants. Options are granted at the fair

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

market value of the Company's Common Stock at the date of the grant. In May 1998, the Board of Directors approved the adoption of the 1998 Stock Plan for Non-Employee Directors ('1998 Director Plan', and together with the Director Plan, 'Combined Director Plan'). The 1998 Director Plan includes the same features as the Director Plan and provides for issuance of the Company's Common Stock held in treasury. The Combined Director Plan provides for the automatic grant of options to purchase (i) 30,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and (ii) 20,000 shares of Common Stock immediately following each annual shareholder's meeting as of the date of such meeting.

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

    A summary of the status of the Company's stock option plans are presented below:

                                        FISCAL 1998             FISCAL 1999                FISCAL 2000
                                   ---------------------   ---------------------   ---------------------------
                                                WEIGHTED                WEIGHTED                   WEIGHTED
                                                AVERAGE                 AVERAGE                    AVERAGE
                                                EXERCISE                EXERCISE                   EXERCISE
                                    OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS         PRICE
                                   ----------   --------   ----------   --------   ----------   --------------
Outstanding at beginning of
  year...........................   8,817,875    $22.00     8,908,932    $32.68    13,857,346   $        29.85
Granted..........................   6,674,202     36.22     5,935,338     25.30     2,718,750            10.73
Exercised........................  (5,625,014)    20.68       (29,750)    16.93        --                --
Canceled.........................    (958,131)    30.95      (957,174)    31.62      (834,300)           24.10
                                   ----------              ----------              ----------
Outstanding at end of year.......   8,908,932     32.68    13,857,346     29.85    15,741,796            26.03
                                   ----------              ----------              ----------
                                   ----------              ----------              ----------
Options exercisable at end of
  year...........................   6,755,889     33.04    10,309,122     30.33    12,237,437            28.62
                                   ----------              ----------              ----------
                                   ----------              ----------              ----------
Weighted average fair value of
  options granted................                $12.28                  $ 9.69                 $         5.66
                                                 ------                  ------                 --------------
                                                 ------                  ------                 --------------
Options available for future
  grant..........................   2,151,308               1,850,552               2,788,611
                                   ----------              ----------              ----------
                                   ----------              ----------              ----------

    In fiscal 1998, 1999 and 2000, in exchange for shares received from holders with a fair value of $38,095, $2,640 and $702, respectively, the Company paid $38,095, $2,640 and $702, respectively of withholding taxes associated with options exercised or shares of restricted stock which vested during the year. Such shares have been included in treasury at cost, which equals fair value at date of option exercise or vesting.

    Summary information related to options outstanding and exercisable at December 30, 2000 is as follows:

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                 ---------------------------------------------   --------------------------
                                                       WEIGHTED       WEIGHTED                     WEIGHTED
                                   OUTSTANDING         AVERAGE        AVERAGE      EXERCISABLE     AVERAGE
                                 AT DECEMBER 30,      REMAINING       EXERCISE   AT DECEMBER 30,   EXERCISE
RANGE OF EXERCISE PRICES              2000         CONTRACTUAL LIFE    PRICE          2000          PRICE
------------------------         ---------------   ----------------   --------   ---------------   --------
                                                       (YEARS)
$10.01 - $20.00................     3,982,750            8.15          $11.68       1,838,500       $12.77
$20.01 - $30.00................     5,479,088            7.92           25.29       4,382,585        25.36
$30.01 - $40.00................     6,155,458            7.16           35.63       5,914,102        35.72
$40.01 - $50.00................       124,500            7.45           41.98         102,250        41.99
                                   ----------                                      ----------
                                   15,741,796            7.67           26.03      12,237,437        28.62
                                   ----------                                      ----------
                                   ----------                                      ----------

    The Company has reserved 10,362,646 shares of Class A Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of December 30, 2000. In addition, there are 12,063,672 shares of Class A Common Stock in treasury stock available for issuance under the 1997 Plan.

    The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                     JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                        1999         2000          2000
                                                     ----------   ----------   ------------
Risk-free interest rate............................     5.60%        4.83%         5.24%
Dividend yield.....................................     1.00%        1.43%            -
Expected volatility of market price of Company's
  Common Stock.....................................     .3069        .4164         .5450
Expected option life...............................   5 years      5 years       5 years

    The Company's pro forma information is as follows:

                                                     JANUARY 2,   JANUARY 1,    DECEMBER 30,
                                                        1999         2000           2000
                                                     ----------   ----------   --------------
Pro forma income (loss) before cumulative effect of
  accounting change in accounting principle........   $(41,814)    $60,506       $(349,340)
                                                      --------     -------       ---------
                                                      --------     -------       ---------
Pro forma basic income (loss) per common share
  before accounting change.........................   $  (0.68)    $  1.08       $   (6.62)
                                                      --------     -------       ---------
                                                      --------     -------       ---------
Pro forma diluted income (loss per common share


  before accounting change.........................   $  (0.68)    $  1.07       $   (6.62)
                                                      --------     -------       ---------
                                                      --------     -------       ---------

    These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year.

    The following are the number of shares of common and treasury stock as of January 2, 1999, January 1, 2000 and December 30, 2000.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

                                                              NUMBER OF SHARES
                                                   --------------------------------------
                                                   JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                      1999         2000          2000
                                                   ----------   ----------   ------------
COMMON STOCK:
Balance at beginning of year.....................  63,294,423   65,172,608    65,393,038
Shares issued upon exercise of stock options.....   1,707,097       29,750
Shares issued under restricted stock grants, net
  of cancellations...............................     171,088      190,680      (160,444)
                                                   ----------   ----------    ----------
Balance at end of year...........................  65,172,608   65,393,038    65,232,594
                                                   ----------   ----------    ----------
                                                   ----------   ----------    ----------
TREASURY STOCK:
Balance at beginning of year.....................   1,375,919    6,087,674    12,163,650
Shares issued for acquisition of ABS.............      --         (100,000)      --
Net additions/returned...........................   4,711,755    6,175,976       (99,978)
                                                   ----------   ----------    ----------
Balance at end of year...........................   6,087,674   12,163,650    12,063,672
                                                   ----------   ----------    ----------
                                                   ----------   ----------    ----------

Stock Buyback Program

    On November 14, 1996, the Board of Directors approved a stock buyback program of up to 2.0 million shares. On May 14, 1997, the Company's Board of Directors approved an increase of this program to 2.42 million shares. On February 19, 1998 and on March 1, 1999, the Company's Board of Directors authorized the repurchase of an additional 10.0 million shares, resulting in a total authorization of 22.42 million shares. During fiscal 1998 and 1999, the Company repurchased 4,794,699 and 6,182,088 shares of its common stock under the repurchase programs at a cost of $135,416 and $144,688, respectively. At December 30, 2000, there were 10,353,894 shares available for repurchase under this program.

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

    At January 2, 1999, the Company held call options and had sold put options (all covered by one contract) covering 1.5 million shares of common stock with an average forward price of $35.35 per share. The equity instruments were exercisable only at expiration of the contracts, with expiration dates ranging from the first through third quarters of fiscal 1999. The equity instruments were settled, at the election of the Company, through physical, net share or net cash settlement. During fiscal 1998 and 1999, the Company repurchased 1,790,455 shares and 1,497,202 shares of common stock at a cost of $65,899 and $52,919, which is reflected in treasury stock. In addition, the Company received a net cash settlement payment of $2,325 under these contracts in fiscal 1998, which was reflected in additional paid-in-capital.

    In connection with the Company's stock repurchase program, the Company entered into Equity Forward Purchase Agreements ('Equity Agreements') on December 10, 1999 and February 10, 2000. The Equity Agreements provide for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock from two banks and mature on August 12, 2002. As of December 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively to $4.50 a share to provide for an aggregate cash payment by the Company of up to $23.4 million and the issuance of promissory notes in the aggregate principal amount of up to $23.4 million, which mature on the same date and bear the same interest rate as the Company's credit facilities. In return for this reduction the banks received interest bearing notes payable on August 12, 2002 in an initial aggregate amount of $40,372 which resulted in a corresponding reduction in shareholders' equity. As of October 6, 2000, the Company entered into a modification agreement of its credit facilities which prohibited the option of share settlement. As of December 30, 2000,

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

the price at which the Company could effect net cash settlement with the two banks under the Equity Agreements was $4.50. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. If these Equity Agreements were settled on a net cash basis at December 30, 2000, the Company's settlement costs, which are required under the terms of its credit facilities to be in the form of interest bearing notes, would be approximately $14,700. The terms of the Equity Agreements allow the banks to sell, under certain conditions, the 5.2 million shares and receive additional interest bearing notes if the sale price is less than $4.50 per share or to pay cash to the Company or reduce the outstanding notes if the sale price is in excess of $4.50. Such additional notes would also mature on August 12, 2002. As a result of the above transactions, the Company charged paid in capital in the amount of $8,800 to account for the change in value of the Equity Agreements from September 19, 2000 through October 6, 2000 and charged investment expense $5,900 to account for the change in value of the Equity Agreements between October 6, 2000 and December 30, 2000.

NOTE 16 - EARNINGS (LOSS) PER SHARE

                                                                       FOR THE YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                                1999         2000          2000
                                                             ----------   ----------   ------------
Numerator for basic and diluted earnings (loss) per share:
    Income (loss) before cumulative effect of change in
      accounting...........................................   $ 14,097     $97,786      $(331,073)
    Cumulative effect of change in accounting, net of
      taxes................................................    (46,250)      --           (13,110)
                                                              --------     -------      ---------
Net income (loss)..........................................   $(32,153)    $97,786      $(344,183)
                                                              --------     -------      ---------
                                                              --------     -------      ---------
Denominator for basic earnings (loss) per share --
    Weighted average shares................................     61,362      55,910         52,783
                                                              --------     -------      ---------
Effect of dilutive securities:
    Employee stock options.................................        821         237             35
    Restricted stock shares................................        473         462            316
    Shares under equity agreements (put option
      contracts)...........................................        349         187          1,578
                                                              --------     -------      ---------
Dilutive potential common shares...........................      1,643         886          1,929(a)
                                                              --------     -------      ---------
Denominator for diluted earnings (loss) per share --
    Weighted average adjusted shares.......................     63,005      56,796         52,783
                                                              --------     -------      ---------
                                                              --------     -------      ---------
Basic earnings (loss) per share before cumulative effect of
  change in accounting.....................................   $   0.23     $  1.75      $   (6.27)
                                                              --------     -------      ---------
                                                              --------     -------      ---------
Diluted earnings (loss) per share before cumulative effect
  of change in accounting..................................   $   0.22     $  1.72      $   (6.27)
                                                              --------     -------      ---------
                                                              --------     -------      ---------

---------

(a) The effect of dilutive securities was not included in the computation of diluted earnings (loss) per share for fiscal year ended December 30, 2000 because the effect would have been anti-dilutive.

                               -------------------

    Options to purchase 7,456,708, 7,484,606 and 12,237,437 shares of common stock were outstanding during fiscal years 1998, 1999 and 2000 respectively. These shares were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The fiscal 2000 options, which expire from February 2010 to May 2010, were still outstanding at the end of fiscal 2000. Incremental shares issuable on the assumed conversion of the Preferred Securities of 1,653,177 shares were not included in the fiscal 1998, 1999 or 2000 computation of diluted earnings per share as the impact would have been anti-dilutive for each period presented.

NOTE 17 - LEASE AND OTHER COMMITMENTS

    a. In fiscal 1998 and 1999, the Company sold certain equipment for cash proceeds of $21,713 and $23,185, respectively, which approximated net book value. The equipment was leased back from the purchaser under an operating lease with an initial term of three years and a one-year renewal option. Under the terms of certain operating leases, upon lease termination the Company has the option to acquire the related assets at the then fair value. If the Company does not exercise

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

their option, it guarantees to repay a portion of the residual value loss, if any, incurred by the lessors in remarketing or disposing of such assets upon lease termination or expiration. The Company intends to renew such leases as they come due, and therefore a material payment for this residual value guarantee is unlikely.

    The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of December 30, 2000:

                                             RENTAL PAYMENTS
                                         -----------------------
                                         REAL ESTATE   EQUIPMENT
                                         -----------   ---------
2001...................................    $42,479      $22,116
2002...................................     35,450       20,638
2003...................................     27,810       14,529
2004...................................     18,726        3,783
2005...................................     10,333        1,481
2006 and thereafter....................     30,721        1,776


    b. The Company has a license agreement that contains certain financial covenants. The covenants require the Company to maintain, inter alia, certain levels of consolidated net worth and certain ratios of debt to consolidated net worth, all as defined therein during the term of the license. In connection with the confidential settlement agreement with Calvin Klein, Inc. this covenant has been suspended through January 5, 2002.

NOTE 18 - FINANCIAL INSTRUMENTS

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

    Redeemable preferred securities. These securities are publicly traded on the New York Stock Exchange. The fair market value was determined based on the closing price on the last trading date prior to the end of each fiscal year.

    Interest rate swap agreements. The Company has entered into interest rate swap agreements, which have the effect of converting the Company's floating rate obligations to fixed rate obligations. The fair value of the Company's interest rate swap agreements at January 1, 2000 and December 30, 2000 are based upon quotes from brokers and represent the cash requirement if the existing agreements had been settled at year-end.

    Letters of credit. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amounts of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

    Equity option arrangements. These arrangements can be settled, on a net cash basis. To the extent that the market price of the Company's common stock on the settlement date is higher or lower than the forward purchase price, the net differential can be paid or received by the Company in cash or in the form of interest bearing notes.

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

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    The carrying amounts and fair value of the Company's financial instruments as of January 1, 2000 and December 30, 2000, are as follows:

                                                JANUARY 1, 2000      DECEMBER 30, 2000
                                              -------------------   -------------------
                                              CARRYING     FAIR     CARRYING     FAIR
                                               AMOUNT     VALUE      AMOUNT     VALUE(1)
                                              --------   --------   --------   --------
Accounts receivable.........................  $250,861   $250,861   $127,941   $127,941
Marketable securities.......................    72,921     72,921        259        259
Revolving loans.............................   667,156    667,156    785,757    785,757
Acquisition loan............................   586,200    586,200    587,548    587,548
Term loans..................................    69,915     69,915     63,356     63,356
Other long term debt........................     9,484      9,484      6,701      6,701
Redeemable preferred securities.............   102,904    117,600    103,387     11,424
Interest rate swaps.........................     --        22,107      --          (512)
Letters of credit...........................     --       145,295      --       103,300
Equity option arrangements..................     --         --        50,121     50,121
Foreign currency option contracts...........       391        185      --         --
Foreign currency forward contracts..........      (111)      (111)        26         26

(1) The values shown above do not take into account the effect, if any, of the Company's non-compliance with its debt agreements.

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

    The Company has foreign currency instruments, primarily denominated in Canadian dollars, British pounds, Euros and Mexican pesos. At January 1, 2000 and December 30, 2000, the Company had $39,417 and $4,996 in foreign currency instruments outstanding, respectively. For 2000, 1999, and 1998, the net realized gains or losses associated with these types of instruments were not material. The net unrealized gain (loss) as of January 1, 2000 and December 30, 2000, based on the fair market value of the instruments, were not material to each respective period.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 19 - CASH FLOW INFORMATION FOR THE YEAR ENDED

                                                               FOR THE YEAR ENDED
                                                     --------------------------------------
                                                     JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                        1999         2000          2000
                                                     ----------   ----------   ------------
Cash paid (received during the year for:
    Interest, including $1,897, $4,038 and $3,014
      capitalized in fiscal 1998, 1999 and 2000,
      respectively.................................   $ 61,088     $ 82,517      $166,523
    Income taxes, net of refunds received..........    (12,538)       1,917       (10,008)
Supplemental Non-Cash Investing and Financing
  Activities:
  Details of acquisitions:
    Fair value of assets acquired..................   $ 60,918     $740,976      $ --
    Liabilities assumed............................     (7,800)     (83,461)       --
    Stock issued...................................                  (2,200)       --
                                                      --------     --------      --------
    Cash paid......................................     53,118      655,315        --
    Less cash acquired.............................     --           (7,000)       --
    Less future cash payment.......................                 (22,800)       --
                                                      --------     --------      --------
    Net cash paid..................................   $ 53,118     $625,515      $ --
                                                      --------     --------      --------
                                                      --------     --------      --------

NOTE 20 - LEGAL MATTERS

    On May 30, 2000, Calvin Klein, Inc. ('CKI') and the Calvin Klein Trademark Trust filed a complaint in the U.S. District Court in the Southern District of New York (Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc., et al, No. 00 CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities, and Wachner (the 'Warnaco Defendants') alleging, inter alia, claims for breach of contract and trademark violations. The complaint sought, inter alia, termination of certain licensing agreements and trademark rights, injunctive relief and damages.

    On June 26, 2000, the Warnaco Defendants filed an answer and certain Warnaco Defendants filed counterclaims (amended on July 31, 2000) against Calvin Klein, Inc. for, inter alia, breach of the jeanswear and men's accessories licenses and breach of fiduciary duty, and against CKI and Calvin Klein personally for tortious interference with business relations, defamation and trade libel. Warnaco sought, inter alia, damages, injunctive and declaratory relief. Thereafter, certain of the plaintiff's claims and one of the Warnaco Defendant's counterclaims were dismissed.

    On January 16, 2001, CKI filed a Complaint in the Supreme Court of the State of New York (County of New York) (the 'State Action') against CKJ Holdings, Inc. and Calvin Klein Jeanswear Company (collectively the 'Defendants') seeking a declaration that CKI was entitled to terminate the Jeanswear License Agreement dated August 4, 1994, as amended (the 'Jeanswear License'), claiming that the Defendants' breached certain financial covenants in the Jeanswear License because the Company's consolidated debt to consolidated net worth ratio allegedly exceeded five to one as of the quarter ending September 30, 2000.

    On January 22, 2001, the parties entered into a confidential settlement agreement whereby they agreed, inter alia, to the dismissal of all claims and counterclaims asserted in both actions with prejudice and without the payment of any sum of money by any party to any other party. The parties further agreed to work together for their mutual benefit under their license and other agreements as modified by the terms of the settlement agreement. The Company believes that the settlement agreement will not materially affect the manner in which it conducts its business pursuant to its existing license and other agreements with CKI and the Calvin Klein Trademark Trust.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

    On September 14, 2000, Speedo International Limited ('SIL') filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB), against The Warnaco Group, Inc. and various other Warnaco entities (the 'Warnaco defendants') alleging claims, inter alia, for breach of contract and trademark violations. The complaint seeks, inter alia, termination of certain licensing agreements, injunctive relief and damages.

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

    Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors.
On November 17, 2000, the Court consolidated the complaints into a single action, styled In re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed Lead Plaintiffs and approved Lead Counsel for the putative class. A consolidated amended complaint has been filed.
The amended complaint, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 19, 2000 (the 'Class Period'), alleges, inter alia, that defendants violated the Securities Exchange Act of 1934 by artificially inflating the price of the Company's stock by issuing false and misleading statements during the Class Period. The Company believes the claims to be without merit and intends to vigorously defend them.

    The staff of the Securities and Exchange Commission (the 'SEC'), has notified the Company that it is conducting an investigation to determine whether there have been any violations of the Securities Exchange Act of 1934 in connection with the preparation and publication of various financial statements and reports. The Company is cooperating in such investigation. The SEC has indicated that its investigation should not be construed as an indication by the SEC or its staff that any violation of law has occurred, nor as an adverse reflection upon any person, entity or security.

    On October 13, 2000, a shareholders' derivative complaint was filed on behalf of the Company in the U.S. District Court for the Southern District of New York, styled Widdicombe, derivatively on behalf of The Warnaco Group, Inc.
v. Linda J. Wachner, et al., No. 00 Civ. 7816 (LMM), naming certain Company officers and directors as defendants (the 'Individual Defendants') and the Company as a nominal defendant. The complaint asserts claims on the Company's behalf for, inter alia, breach of fiduciary duty, corporate waste and unjust enrichment, and seeks, inter alia, damages, punitive damages, and the imposition of a constructive trust upon the assets of the Individual Defendants. In accordance with a stipulation, an amended complaint may be filed on or before June 8, 2001.

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

NOTE 21 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                            YEAR ENDED DECEMBER 30, 2000
                                                     ------------------------------------------
                                                      FIRST      SECOND     THIRD
                                                     QUARTER    QUARTER    QUARTER     FOURTH
                                                     RESTATED   RESTATED   RESTATED    QUARTER
                                                     --------   --------   --------   ---------
Net revenues.......................................  $607,138   $596,696   $500,076   $ 546,026
Gross profit.......................................   185,417     98,371     61,401     105,284
Net income (loss) before cumulative effect of
  accounting change................................  $ 27,093   $(63,469)  $(93,958)  $(200,739)
Cumulative effect of accounting change, net of
  taxes............................................   (13,110)     --         --         --
                                                     --------   --------   --------   --------
Net income (loss)..................................  $ 13,983   $(63,469)  $(93,958)  $(200,739)
                                                     --------   --------   --------   ---------
                                                     --------   --------   --------   ---------
    Basic earnings (loss) per common share:
    Income (loss) before accounting change.........  $   0.51   $  (1.20)  $  (1.77)  $   (3.79)
    Cumulative effect of accounting change, net of
      taxes........................................     (0.25)     --         --         --
                                                     --------   --------   --------   ---------
    Net Income (loss)..............................  $   0.26   $  (1.20)  $  (1.77)  $   (3.79)
                                                     --------   --------   --------   ---------
                                                     --------   --------   --------   ---------
Diluted earnings (loss) per common share:
    Income (loss) before accounting change.........  $   0.51   $  (1.20)  $  (1.77)  $   (3.79)
    Cumulative effect of accounting
      change, net of taxes.........................     (0.25)     --         --         --
                                                     --------   --------   --------   ---------
    Net Income (loss)..............................  $   0.26   $  (1.20)  $  (1.77)  $   (3.79)
                                                     --------   --------   --------   ---------
                                                     --------   --------   --------   ---------

Note: The sum of the quarter per share amounts does not equal the full year amounts.

    The Company's fiscal 2000 quarterly results of operations have been restated with respect to the effects of the change in accounting principle related to the Company's valuation of its retail outlet store inventory, as well as other adjustments principally related to purchase accounting, amortization of deferred financing costs, special charges and depreciation expense.

    Net revenues previously reported for the first, second and third quarters were $606,988, $596,559 and $500,049, respectively. The restatements increased net revenues by $150, $137 and $27.

    Gross profit previously reported for the first, second and third quarters was $181,570, $98,601 and $57,171, respectively. The restatements increased gross profit by $3,847, decreased gross profit by $230 and increased gross profit by $4,230 for the first, second and third quarters, respectively. Net income (loss) before cumulative effect of accounting change previously reported for the first, second and third quarters was $28,572, ($0.53 per diluted share), $(62,392), ($1.18 per diluted share) and $(96,514), ($1.82 per diluted share), respectively. The restatements decreased net income (loss) before cumulative effect of accounting change by $1,479 ($0.02 per diluted share), $1,077 ($0.02 per diluted share) and increased net income (loss) before cumulative effect of accounting change by $2,556 ($0.05 per diluted share) for the first, second and third quarters, respectively. Net income (loss) previously reported for the first, second and third quarters was $28,572 ($0.53 per diluted share), $(62,392) ($1.18 per diluted share) and $(96,514) ($1.82 per diluted share), respectively. The restatements decreased net income (loss) by

                            THE WARNACO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)

$14,589 ($0.27 per diluted share), $1,077 ($0.02 per diluted share) and increased net income (loss) by $2,556 ($0.05 per diluted share) for the first, second and third quarters respectively.

Included in the quarterly results are restructuring and special charges of $849 included in cost of sales and $5,698 in selling, general and administrative expenses for the first quarter, $88,931 included in cost of sales and $12,921 in selling, general and administrative expenses for the second quarter, $66,548 included in cost of sales and $31,505 in selling, general and administrative expenses for the third quarter and $42,951 included in cost of sales and $18,223 in selling, general and administrative expenses for the fourth quarter.

                                                             YEAR ENDED JANUARY 1, 2000
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      RESTATED   RESTATED   RESTATED   RESTATED
                                                      --------   --------   --------   --------
Net revenues........................................  $441,603   $492,237   $577,112   $603,204
Gross profit........................................   150,789    173,563    198,488    165,767
Net income (loss)...................................  $ 22,892   $ 29,946   $ 44,379   $    569
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Basic earnings (loss) per common share..............  $   0.39   $   0.53   $   0.80   $   0.01
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------
Diluted earnings (loss) per common share............  $   0.39   $   0.52   $   0.80   $   0.01
                                                      --------   --------   --------   --------
                                                      --------   --------   --------   --------

Note: The sum of the quarter per share amounts does not equal the full year amounts.

    The Company's fiscal 1999 quarterly results of operations have been restated as described in Note 1.

    Net revenues previously reported for the first, second, third and fourth quarters were $444,103, $484,737, $579,612 and $605,704, respectively. The restatements decreased net revenues by $2,500, increased net revenues by $7,500, decreased net revenues by $2,500 and decreased net revenues by $2,500 for the first, second, third and fourth quarters, respectively.

    Gross profit previously reported for the first, second, third and fourth quarters was $154,089, $173,263, $201,488 and $172,167, respectively. The restatements decreased gross profit by $3,300, increased gross profit by $300, decreased gross profit by $3,000 and decreased gross profit by $6,400 for the first, second, third and fourth quarters, respectively. Net income (loss) previously reported for the first, second, third and fourth quarters was $22,892 ($0.39 per diluted share), $27,846 ($0.49 per diluted share), $44,379 ($0.80 per diluted share) and $2,669 ($0.05 per diluted share). The restatements had no impact for the first and third quarters to net income (loss), increased net income by $2,100 ($0.03 per diluted share) and decreased net income by $2,100 ($0.04 per diluted share) for the second and fourth quarters, respectively.

                                                                     SCHEDULE II

                            THE WARNACO GROUP, INC.
                 VALUATION & QUALIFYING ACCOUNTS & RESERVES(4)
                             (DOLLARS IN THOUSANDS)

                                                   ADDITIONS
                                    BALANCE AT    CHARGED TO
                                     BEGINNING     COSTS AND       OTHER                       BALANCE AT
DESCRIPTION                           OF YEAR     EXPENSES(1)   ADDITIONS(2)   DEDUCTIONS(3)   END OF YEAR
-----------                         -----------   -----------   ------------   -------------   -----------
Year Ended January 2, 1999
  Receivable allowances..........     $90,124      $171,347       $21,500        $(197,303)      $85,668
                                      -------      --------       -------        ---------       -------
                                      -------      --------       -------        ---------       -------
  Inventory reserves.............     $39,175      $ 25,442       $ 3,000        $ (50,716)      $16,901
                                      -------      --------       -------        ---------       -------
                                      -------      --------       -------        ---------       -------
Year Ended January 1, 2000
  Receivable allowances..........     $85,668      $218,098       $ 4,383        $(214,277)      $93,872
                                      -------      --------       -------        ---------       -------
                                      -------      --------       -------        ---------       -------
  Inventory reserves.............     $16,901      $  6,247       $ 8,140        $ (16,914)      $14,374
                                      -------      --------       -------        ---------       -------
                                      -------      --------       -------        ---------       -------
Year Ended December 30, 2000
  Receivable allowances..........     $93,872      $262,641       $ 6,993        $(267,837)      $95,669
                                      -------      --------       -------        ---------       -------
                                      -------      --------       -------        ---------       -------
  Inventory reserves.............     $14,374      $179,254       $ 4,076        $(168,408)      $29,296
                                      -------      --------       -------        ---------       -------
                                      -------      --------       -------        ---------       -------

--------------

(1) Includes bad debts, cash discounts, allowances and sales returns.

(2) Reserves related to assets acquired -- See Note 2.

(3) Amounts written-off, net of recoveries.

(4) See Notes 2 and 3 for other restructuring related activity and Note 7 for tax valuation allowance information.




                              STATEMENT OF DIFFERENCES
                              ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'