Form 10-Q/A
period 2000-09-30
WARNACO GROUP INC /DE/
filed 2001-04-20
CIK 801351

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

                                EXPLANATORY NOTE

         Part I Item 1. 'Financial Statements,' Part I Item 2, 'Management's Discussion and Analysis of Results of Operations and Financial Condition,' and
Part I Item 3, 'Quantitative and Qualitative Disclosures About Market Risk' are each hereby amended by deleting the Items in their entirety and replacing them with the corresponding Items attached hereto and filed herewith.

         The purpose of this amendment is to make certain changes to Financial Statements (Part I Item 1), Management's Discussion and Analysis of Results of Operations and Financial Condition ('MD&A') (Part I Item 2), and Quantitative and Qualitative Disclosures about Market Risk (Part I Item 3) included in the original Form 10-Q for the quarterly period ended September 30, 2000 (the 'Original Filing').

         This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

         All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the Securities and Exchange Commission subsequent to the date of such reports.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements

         The Company is filing this amended quarterly Report on Form 10-Q/A to restate its consolidated condensed balance sheets at September 30, 2000 to effect a reclassification of $190,459 to increase cash and increase long-term debt to reflect cash held in investment or collateral accounts offset against long-term debt in the Original Filing. In addition the Company has restated the accompanying consolidated condensed financial statements as explained in Note 1.

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                SEPTEMBER 30,    JANUARY 1,
                                                                                    2000           2000
                                                                                  RESTATED       RESTATED
                                                                                -------------   ----------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                            $  226,976   $    9,328
   Accounts receivable, less reserves of $89,888 and $93,872 respectively             245,765      250,861
   Marketable securities                                                                  210       72,921
   Inventories                                                                        550,567      722,539
   Other current assets                                                                41,929       66,015
                                                                                -------------   ----------
Total current assets                                                                1,065,447    1,121,664
Property, plant and equipment (net of accumulated depreciation
   of $194,595 and $152,946, respectively)                                            335,842      326,352
                                                                                -------------   ----------
Other assets:
   Excess of cost over net assets acquired - net                                      849,784      840,162
   Other assets - net                                                                 338,412      331,497
   Deferred income taxes                                                              246,401      125,410
                                                                                -------------   ----------
Total other assets                                                                  1,434,597    1,297,069
                                                                                -------------   ----------
                                                                                   $2,835,886   $2,745,085
                                                                                =============   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                               $   79,214   $   11,052
   Short-term debt                                                                        768      133,752
   Accounts payable                                                                   320,438      599,768
   Accrued liabilities                                                                161,960      119,362
   Income taxes payable                                                                 9,386       16,217
   Deferred income taxes                                                                8,470        7,468
                                                                                -------------   ----------
Total current liabilities                                                             580,236      887,619
                                                                                -------------   ----------
Long-term debt                                                                      1,791,377    1,187,951
                                                                                -------------   ----------
Other long-term liabilities                                                            52,096       29,295
                                                                                -------------   ----------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities ($120,000 - par value) of Designer Finance Trust Holding
   Solely Convertible Debentures                                                      103,263      102,904
                                                                                -------------   ----------
Stockholders' equity:
   Common stock:  $.01 par value                                                          654          654
   Additional paid-in capital                                                         920,996      961,368
   Accumulated other comprehensive income (loss)                                       (9,204)      24,877
   Deficit                                                                           (282,320)    (125,461)
   Treasury stock, at cost                                                           (313,840)    (313,138)
   Unearned stock compensation                                                         (7,372)     (10,984)
                                                                                -------------   ----------
Total stockholders' equity                                                            308,914      537,316
                                                                                -------------   ----------
                                                                                   $2,835,886   $2,745,085
                                                                                =============   ==========


       This Statement should be read in conjunction with the accompanying
              Notes to Consolidated Condensed Financial Statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               -------------------------       ---------------------------
                                                               SEPT. 30,                        SEPT. 30,       OCTOBER 2,
                                                                 2000          OCTOBER 2,         2000             1999
                                                               RESTATED          1999           RESTATED         RESTATED
                                                               ---------       ---------       ----------       ----------
                                                                                       (UNAUDITED)
Net revenues                                                   $ 500,076        $577,112       $1,703,910       $1,510,952
Cost of goods sold                                               438,675         378,624        1,359,570          988,112
                                                               ---------        --------       ----------       ----------
Gross profit                                                      61,401         198,488          344,340          522,840
Selling, general and administrative expenses                     166,382         112,577          474,737          327,739
                                                               ---------        --------       ----------       ----------
Operating income (loss)                                         (104,981)         85,911         (130,397)         195,101
Investment income                                                      -               -          (42,782)               -
Interest expense                                                  43,573          20,869          112,792           56,381
                                                               ---------        --------       ----------       ----------
Income (loss) before provision for income taxes
  and cumulative effect of change in accounting principle       (148,554)         65,042         (200,407)         138,720
Income tax provision (benefit)                                   (54,596)         20,663          (70,073)          41,503
                                                               ---------        --------       ----------       ----------
Income (loss) before cumulative effect
  of change in accounting principle                              (93,958)         44,379         (130,334)          97,217

Cumulative effect of change in accounting principle,
  net of income tax benefits of $8,577                                 -               -          (13,110)               -
                                                               ---------        --------       ----------       ----------
Net income (loss)                                              $ (93,958)       $ 44,379       $ (143,444)      $   97,217
                                                               =========        ========       ==========       ==========

Basic earnings (loss) per common share:

  Income (loss) before accounting change                       $   (1.77)       $   0.80       $    (2.46)      $     1.72
  Cumulative effect of accounting change                               -               -            (0.25)               -
                                                               ---------        --------       ----------       ----------
Net income (loss)                                              $   (1.77)       $   0.80       $    (2.71)      $     1.72
                                                               =========        ========       ==========       ==========
Diluted earnings (loss) per common share:
  Income (loss) before accounting change                       $   (1.77)       $   0.80       $    (2.46)      $     1.69
  Cumulative effect of accounting change                               -               -            (0.25)               -
                                                               ---------        --------       ----------       ----------
Net income (loss)                                              $   (1.77)       $   0.80       $    (2.71)      $     1.69
                                                               =========        ========       ==========       ==========
Cash dividends declared per share of common stock              $    0.09        $   0.09       $     0.27       $     0.27
                                                               =========        ========       ==========       ==========

Shares used in computing earnings (loss) per share:
   Basic                                                          53,054          55,154           52,939           56,463
                                                               =========        ========       ==========       ==========
   Diluted                                                        53,054          55,793           52,939           57,497
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

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            NINE MONTHS ENDED
                                                                     -------------------------------
                                                                     SEPTEMBER 30,      OCTOBER 2,
                                                                         2000             1999
                                                                       RESTATED          RESTATED
                                                                     -------------      ------------
                                                                              (UNAUDITED)
Cash flow from operating activities:
Net income (loss)                                                      $(143,444)         $ 97,217
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Pre-tax gain on sale of Interworld investment                       (42,782)                -
     Depreciation and amortization                                        71,260            44,121
     Non-cash asset write-downs                                           42,476                 -
     Cumulative effect of accounting change, net of taxes                 13,110                 -
     Amortization of unearned stock compensation                           3,612             4,585
     Deferred income taxes                                               (94,492)           39,727
Change in operating assets and liabilities:
     Accounts receivable                                                   5,096          (118,655)
     Inventories                                                         158,872          (150,309)
     Other current assets                                                 21,386           (25,484)
     Other long-term assets and liabilities                                  357                 -
     Accounts payable and accrued liabilities                           (263,262)          (58,015)
     Income taxes payable                                                 (6,831)           (1,473)
                                                                       ---------          --------
Net cash (used in) operating activities                                 (234,642)         (168,286)

Cash flow from investing activities:
     Disposals of fixed assets                                            (2,035)                -
     Purchase of property, plant & equipment                             (85,874)          (66,236)
     Acquisition of assets and licenses                                        -           (39,708)
     Proceeds from sale of marketable securities                          50,357                 -
     Increase in intangible and other assets                              (6,915)          (16,965)
                                                                       ---------          --------
Net cash (used in) investing activities                                  (44,467)         (122,909)

Cash flow from financing activities:
     Borrowings under revolving credit facilities--net                   485,833           328,247
     Borrowings under acquisition loan facility                           13,800                 -
     Borrowings under foreign credit facilities                           13,716           104,870
     Proceeds from termination of interest rate swaps                     26,076
     Proceeds from the exercise of stock options and
         repayment of notes receivable from employees                          -             1,364
     Purchase of treasury shares and payment of
         withholding tax on restricted stock/option exercises               (702)         (117,246)
     Repayments of debt                                                  (10,657)           (7,780)
     Cash dividends paid                                                 (14,829)          (15,328)
     Deferred financing costs                                            (17,737)           (2,514)
                                                                       ---------          --------
Net cash from financing activities                                       495,500           291,613

Effect on cash due to currency translation                                 1,257             3,944
                                                                       ---------          --------
Increase in cash                                                         217,648             4,362
Cash at beginning of period                                                9,328             9,495
                                                                       ---------          --------
Cash at end of period                                                  $ 226,976          $ 13,857
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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of The Warnaco Group, Inc. (the "Company"), the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of September 30, 2000 as well as its results of operations and cash flows for the periods ended September 30, 2000 and October 2, 1999. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2000. Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

         Restatement: In connection with the issuance of its fiscal 2000 consolidated financial statements the Company restated January 3, 1998 stockholders' equity reducing the balance by $26,000. The effect of the restatement on the January 1, 2000 balance sheet was as follows: to increase accounts receivable reserves by $64.100 to provide for discounts, returns and allowances not previously reserved, to decrease inventory by $11,900, to decrease other assets by $8,600 to increase accrued liabilities by $8,100, partially offset by an increase to non-current deferred tax assets of $66,700 to provide for the tax effects of such adjustments and to eliminate tax accruals not required. The 1999 and 2000 accounts have been revised to be consistent with the accounting for the matters that resulted in the adjustments to retained earnings. In addition, the fiscal 2000 consolidated financial statements have been restated to reflect the effects of the change in accounting principle related to the Company's valuation of its retail outlet store inventory discussed below, as well as other adjustments principally related to purchase accounting, amortization of deferred financing costs, depreciation expense and special charges. The impact of the restatements for the periods presented is as follows:


                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       -----------------------------------------------------------------
                                        SEPTEMBER 30,      OCTOBER 2,       SEPTEMBER 30,     OCTOBER 2,
                                            2000              1999              2000             1999
                                       ---------------    ------------      -------------     ----------
Increase (Decrease) net revenue           $    27           $(2,500)           $   314         $ 2,500
(Increase) Decrease cost of
   goods sold                               4,203              (500)             7,533          (8,500)
(Increase) Decrease selling, general
   and administrative expenses              1,909            (1,300)            (4,847)         (3,900)
Increase interest expense                  (2,098)               --             (3,000)             --
                                          -------           -------            -------         -------
(Increase) Decrease pre-tax loss            4,041            (4,300)                --          (9,900)
Increase (Decrease) income tax
   provision                                1,485            (4,300)                --         (12,000)
                                          -------           -------            -------         -------
Increase in net income (loss)             $ 2,556           $    --            $    --         $ 2,100
                                          =======           =======            =======         =======
Increase per diluted share                $   .05           $    --            $    --         $   .04
                                          =======           =======            =======         =======

         The above changes are before the cumulative effect of the change in accounting.

         In addition, the September 30, 2000 balance sheet has been further restated by a reclassification of $190,459 to increase cash and a corresponding increase in long-term debt to reflect cash held in investment or collateral accounts that was offset against long-term debt in the Original Filing.

         Change in Accounting Principle: Effective January 2, 2000, the Company changed its accounting method for valuing its retail outlet store inventory to the actual cost method. Prior to the change, the Company valued its retail outlet inventory using average cost. The Company believes its new method is preferable because it results in a better matching of revenue and expense and is consistent with the method used for its other inventories. The cumulative effect of the change as of January 1, 2000 was $13,110, net of tax ($.25 per share). The information necessary to determine the pro-forma effect on 1999 results of operations is not available.

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

In March 2000, the Emerging Issues Task Force issued Issue 00-7 "Accounting application of EITF Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Transactions That Require Net Cash Settlement If Certain Events Occur". In July 2000, the EITF issued Issue No. 00-19, "Determination of Whether Share Settlement Is Within the Control of the Company for Purposes of Applying EITF Issue No. 96-13". EITF No. 00-19 may require the Company to mark to market the Equity Forward Purchase Transaction Agreements entered into on December 10, 1999 and February 10, 2000 ("Equity Agreements") unless the Company amends such agreements by June 30, 2001 to remove provisions which require net cash settlement. See Note 2 to the consolidated condensed financial statements.

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

NOTE 2 - EQUITY

         As of September 30, 2000 and January 1, 2000, Class A common stock outstanding was 53,343,822 shares, net of 12,063,672 shares held in treasury and 53,229,388 shares, net of 12,163,650 held in treasury, respectively.

         In connection with the Company's stock repurchase program, the Company entered into the Equity Agreements on December 10, 1999 and February 10, 2000. The Equity Agreements provide for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock from two banks and mature on August 12, 2002. As of September 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively to $4.50 a share to provide for an aggregate cash payment by the Company of up to $23.4 million and the issuance of promissory notes in the aggregate principal amount of up to $23.4 million, which mature on the same date and bear the same interest rate as the Company's credit facilities. In return for this reduction the banks received interest bearing notes payable on August 12, 2002 in an initial aggregate amount of $40,372 which resulted in a corresponding reduction in shareholders equity. At September 30, 2000, the price at which the Company could effect net cash settlement with the two banks under the Equity Agreements was $4.50. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. On October 6th, the Company entered into a modification agreement of its credit facilities which prohibited the option of share and physical settlement. The terms of the Equity Agreements allow the banks to sell, under certain conditions, the 5.2 million shares and receive additional interest bearing notes if the sale price is less than $4.50 per share or to pay cash to the Company or reduce the outstanding notes if the sale price is in excess of $4.50. Such additional notes would also mature on August 12, 2002. At September 30, if these Equity Agreements were settled on a net cash settlement basis, the settlement costs would be approximately $2,600. Also see Note 5 - Debt.

NOTE 3 - SPECIAL CHARGES

THIRD QUARTER OF FISCAL 2000

         As a result of a further strategic review of the Company's worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles, the Company initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company. As a result of the decision to implement these programs, the Company recorded restructuring and special charges of $98,053 during the third quarter of fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and lease obligation costs, employee termination and severance costs, retail outlet store closings and other related costs. The third quarter restructuring and special charges are net of $2,100 of reversals of second quarter charges due to lower costs than originally anticipated in exiting certain leased facilities. The non-cash portion of the charge is $67,398 and the cash portion is $30,655. Of the total amount of charges, $66,548 as restated is reflected in cost of goods sold and $31,505 as restated is reflected in selling, administrative and general expenses. The detail of the charge, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs are summarized below:

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

                                                   FACILITY
                                 INVENTORY         SHUTDOWN         EMPLOYEE
                              WRITE-DOWNS AND      AND LEASE       TERMINATION
                                OTHER ASSET       OBLIGATION      AND SEVERANCE    RETAIL OUTLET
                                WRITE-OFFS           COSTS            COSTS        STORE CLOSINGS      OTHER           TOTAL
                             ------------------  --------------  ---------------- ----------------   ---------     ----------

Provisions                            $ 60,329        $ 13,115           $ 8,305          $ 9,503       $ 6,801     $  98,053

Cash Reductions                              -         (12,026)             (419)            (100)       (4,505)      (17,050)

Non-cash reductions                     (6,896)              -                 -                -             -        (6,896)
                              ------------------  --------------  ---------------- ----------------  ------------ -------------

Balance as of Sept. 30, 2000          $ 53,433       $   1,089           $ 7,886          $ 9,403       $ 2,296      $ 74,107
                             ==================  ==============  ================ ================  ============ =============



INVENTORY WRITE-DOWNS AND OTHER ASSET WRITE-OFFS $(60,329 as restated)

Management's strategic review of the Company's manufacturing, distribution and administrative facilities and product lines and styles resulted in the decision to close two additional manufacturing plants and one distribution facility and discontinue the manufacturing of certain raw materials and product styles as well as the closure of an additional 15 outlet stores. In addition, the Company wrote-off shop and fixture costs no longer in service at certain of its customers retail locations. Included in the above amount are charges for inventory write-downs for raw materials and finished goods of $42,566 and write-off of fixed assets and other assets of $17,763. Of the total charge, $46,127 is included in cost of sales and $14,202 is included in selling, general and administrative expenses.

FACILITY SHUTDOWN AND LEASE OBLIGATION COSTS $(13,115 as restated)

Costs associated with the shutdown of the facilities mentioned above include plant reconfiguration and shutdown costs of $10,735, which were charged to expense as incurred and lease obligation costs of $2,380. Of the total charge, $10,673 is included in cost of sales and $2,442 is included in selling, general and administrative expenses.

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

SECOND QUARTER OF FISCAL 2000

         As a result of a strategic review of the Company's worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles, the Company initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company. The Company recorded restructuring and special charges of $101,852 during the second quarter of fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and leasehold and contract termination costs, employee termination and severance benefits, retail outlet store closings and other related costs. The non-cash portion of the charge is $65,444 and the cash portion is $36,408. Of the total amount of charges, $88,931 as restated is reflected in cost of goods sold and $12,921 as restated is reflected in selling, administrative and general expenses. The detail of the charge, including costs incurred and reserves remaining for costs estimated to be incurred through completion of the aforementioned programs are summarized below:


                                                   FACILITY
                                 INVENTORY         SHUTDOWN        EMPLOYEE
                              WRITE-DOWNS AND    AND CONTRACT     TERMINATION
                                OTHER ASSET      TERMINATION     AND SEVERANCE     RETAIL OUTLET
                                WRITE-OFFS          COSTS            COSTS        STORE CLOSINGS      OTHER         TOTAL
                             ------------------ --------------- ----------------  ---------------- ------------- -------------

Provisions                            $ 55,768        $ 20,237         $ 14,472          $ 10,375       $ 1,000     $ 101,852

Cash Reductions                              -         (11,522)          (2,922)                -          (273)      (14,717)

Non-cash reductions                    (12,363)              -                -                 -             -       (12,363)
                              ------------------ --------------- ----------------  ---------------- ------------- -------------

Balance as of July 1, 2000            $ 43,405        $  8,715         $ 11,550          $ 10,375       $   727      $ 74,772

Cash Reductions                              -          (2,435)          (5,668)                -          (727)       (8,830)

Non-cash reductions                     (7,845)           (655)               -            (5,054)            -       (13,554)
                             ------------------ --------------- ----------------  ---------------- ------------- -------------

Balance as of Sept. 30, 2000          $ 35,560        $  5,625          $ 5,882           $ 5,321       $     -      $ 52,388
                             ================== =============== ================  ================ ============= =============


INVENTORY WRITE-DOWNS AND OTHER ASSET WRITE-OFFS $(55,768 as restated)

Management's strategic review of the Company's manufacturing and distribution facilities and product lines and styles resulted in the decision to close six manufacturing plants and eight distribution facilities and discontinue the manufacturing of certain raw materials and product styles that were associated with these facilities. Included in the above amount are charges for inventory write-downs for raw materials and finished goods of $55,089 and write-off of fixed assets and investments of $679 which totals $55,768 and is included in cost of sales.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)

FACILITY SHUTDOWN AND CONTRACT TERMINATION COSTS $(20,237 as restated)

Costs associated with the shutdown of the facilities mentioned above include plant reconfiguration and shutdown costs of $10,593, which were charged to expense as incurred, lease obligation costs of $2,984 and contractual obligations of $6,660. Of the total charge, $15,663 is included in cost of sales and $4,574 is included in selling, general and administrative expenses.

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

NOTE 4 - FINANCIAL INSTRUMENTS

         During 1998 and 1999, the Company invested $7,650 to acquire an interest in InterWorld Corporation, a leading provider of E-Commerce software systems and other applications for electronic commerce sites. In the first quarter of fiscal 2000 the Company sold its investment in InterWorld Corporation resulting in a realized pre-tax gain of $42,782 ($26,739 net of taxes), which is recorded as investment income.

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

                                                                      NINE MONTHS ENDED
                                                                       OCTOBER 2, 1999
                                                                    ----------------------
       Statement of Income Data:

            Net revenues                                            $             1,834.6
                                                                    ======================
            Net income                                              $                92.2
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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 7 - INVENTORY


                                       SEPT. 30,          JANUARY 1,
                                         2000               2000
                                   -----------------  -----------------
Finished goods                            $ 417,017          $ 551,683
Work in process                              77,619             89,422
Raw materials                                55,931             81,434
                                   -----------------  -----------------
                                          $ 550,567          $ 722,539
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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                   (UNAUDITED)


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           NINE MONTHS ENDED
                                                                    -------------------------------
                                                                      SEPT. 30,       OCTOBER 2,
                                                                        2000             1999
                                                                    --------------   --------------
Cash paid for:
     Interest, including $1,869 and $2,455 capitalized in the
        first nine months of fiscal 2000 and 1999, respectively         $ 110,492         $ 54,679
     Income taxes, net of refunds received                                 (5,968)           5,491



NOTE 10 - EARNINGS PER SHARE

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            ---------------------------------  ------------------------------
                                                              SEPT. 30,         OCTOBER 2,       SEPT. 30,         OCTOBER 2,
                                                                2000               1999            2000               1999
                                                            --------------    ---------------  --------------    ------------
Numerator for basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of
      change in accounting principle                            $ (93,958)           $44,379      $ (130,334)        $ 97,217
Cumulative effect of change in accounting principle, net
      of income tax benefit                                             -                  -         (13,110)               -
                                                            --------------    ---------------  --------------    ------------
Net income (loss)                                               $ (93,958)          $ 44,379      $ (143,444)        $ 97,217
                                                            ==============    ===============  ==============    ============
Denominator for basic earnings (loss) per share -
      weighted average shares                                      53,054             55,154          52,939           56,463
Effect of dilutive securities:
   Employee stock options                                              27                169              37              316
   Restricted stock shares                                            262                470             335              468
   Shares under equity agreements (put option contracts)                -                  -             596              250
                                                            --------------    ---------------  --------------    ------------
   Dilutive potential common shares                                   289 (a)            639             968 (a)        1,034
                                                            --------------    ---------------  --------------    ------------
Denominator for diluted earnings (loss) per share -
      weighted average adjusted shares (a)                         53,054             55,793          52,939           57,497
                                                            ==============    ===============  ==============    ============
Basic earnings (loss) per share before cumulative effect
      of change in accounting                                   $   (1.77)          $   0.80      $    (2.46)        $   1.72
                                                            ==============    ===============  ==============    ============
Diluted earnings (loss) per share before cumulative effect
      of change in accounting                                   $   (1.77)          $   0.80      $    (2.46)        $   1.69
                                                            ==============    ===============  ==============    ============

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


                                                   SPORTSWEAR
                                                       AND           INTIMATE         RETAIL
                                                   ACCESSORIES       APPAREL          STORES           TOTAL
                                                  --------------  ---------------  --------------  ---------------
Three months ended September 30, 2000:
-----------------------------------------------
      Net revenues                                    $ 248,955        $ 192,371        $ 58,750        $ 500,076
      Adjusted EBITDA                                    20,835           10,421           5,577           36,833
      Depreciation                                        3,832            4,854           1,091            9,777
      Adjusted EBIT                                      17,003            5,567           4,486           27,056

Three months ended October 2, 1999:
-----------------------------------------------
      Net revenues                                    $ 289,107        $ 246,606        $ 41,399        $ 577,112
      Adjusted EBITDA                                    55,904           57,967           5,314          119,185
      Depreciation                                        1,382            6,757             641            8,780
      Adjusted EBIT                                      54,522           51,210           4,673          110,405

Nine months ended September 30, 2000:
-----------------------------------------------
      Net revenues                                    $ 952,898        $ 592,755       $ 158,257      $ 1,703,910
      Adjusted EBITDA                                   150,428           65,197          (4,647)         210,978
      Depreciation                                       13,724           16,174           2,559           32,457
      Adjusted EBIT                                     136,704           49,023          (7,206)         178,521

Nine months ended October 2, 1999:
-----------------------------------------------
      Net revenues                                    $ 729,779        $ 680,510       $ 100,663      $ 1,510,952
      Adjusted EBITDA                                   130,392          150,873           9,324          290,589
      Depreciation                                        6,906           15,493           1,987           24,386
      Adjusted EBIT                                     123,486          135,380           7,337          266,203

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCLUDING SHARE DATA)
                                  (UNAUDITED)


A reconciliation of total segment Adjusted EBIT to total consolidated income before taxes for the three and nine months ended September 30, 2000 and October 2, 1999, respectively, is as follows:

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  ------------------------------- ---------------------------
                                                                    SEPT. 30,       OCTOBER 2,      SEPT. 30,      OCTOBER 2,
                                                                      2000             1999            2000            1999
                                                                  --------------  --------------- --------------- -----------

Total Adjusted EBIT for reportable segments                       $      27,056   $      110,405  $      178,521  $  266,203
General corporate expenses not allocated                                 21,534           17,631          63,663      51,367
Restructuring and special charges                                        98,053                -         206,452           -
Depreciation of corporate assets and amortization                        12,450            6,863          38,803      19,735
Investment income                                                             -                -         (42,782)          -
Interest expense                                                         43,573           20,869         112,792      56,381
                                                                  --------------  --------------- --------------- ----------

Income (loss) before provision for income taxes
      and cumulative effect of change in
      accounting principle                                        $    (148,554)  $       65,042  $     (200,407) $  138,720
                                                                  ==============  =============== =============== ==========


NOTE 12 - COMPREHENSIVE INCOME


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  ------------------------------  -------------------------
                                                                    SEPT. 30,      OCTOBER 2,       SEPT. 30,     OCTOBER 2,
                                                                      2000            1999            2000           1999
                                                                  --------------  --------------  --------------  ---------

Net income (loss)                                                 $     (93,958)  $      44,379   $    (143,444)  $  97,217
                                                                  --------------  --------------  --------------  ---------
Other comprehensive income (loss):

   Foreign currency translation adjustments                               8,660           1,190           5,301       3,944
   Change in unrealized gains                                              (310)         23,808         (64,945)     24,420
   Income tax (expense)/benefit                                               -          (8,571)         25,563      (8,791)
                                                                  --------------  --------------  --------------  ----------
Total other comprehensive income (loss)                                   8,350          16,427         (34,081)     19,573
                                                                  --------------  --------------  --------------  ----------

Comprehensive income (loss)                                       $     (85,608)  $      60,806   $    (177,525)  $ 116,790
                                                                  ==============  ==============  ==============  ==========



         The components of accumulated other comprehensive income (loss) as of September 30, 2000 and January 1, 2000 are as follows:


                                                                        SEPT. 30,           JANUARY 1,
                                                                           2000                2000
                                                                     -----------------   -----------------

Foreign currency translation adjustments                             $         (8,788)   $        (14,089)
Unrealized holding (loss) gain, net                                              (416)             38,966
                                                                     -----------------   -----------------

Total accumulated other comprehensive income (loss)                  $         (9,204)   $         24,877
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  RESULTS OF OPERATIONS

                     STATEMENT OF OPERATIONS (SELECTED DATA)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       --------------------------------   -------------------------------
                                                         SEPT. 30,                          SEPT. 30,       OCTOBER 2,
                                                            2000          OCTOBER 2,          2000            1999
                                                         RESTATED            1999           RESTATED        RESTATED
                                                       ---------------  ---------------   --------------   --------------
                                                                           (Amounts in millions of dollars)
                                                                                     (Unaudited)

Net revenues                                           $        500.1   $        577.1    $     1,703.9    $     1,510.9
Cost of goods sold (a)                                          438.7            378.6          1,359.6            988.1
                                                       ---------------  ---------------   --------------   --------------
Gross profit                                                     61.4            198.5            344.3            522.8
     % of net revenues                                           12.3 %           34.4 %           20.2 %           34.6%
Selling, general and administrative expenses (b)                166.4            112.6            474.7            327.7
                                                       ---------------  ---------------   --------------   --------------
Operating income (loss)                                        (105.0)            85.9           (130.4)           195.1
     % to net revenues                                          (21.0)%           14.9 %           (7.7)%           12.9%
Investment income                                                   -                -            (42.8)               -
Interest expense                                                 43.6             20.9            112.8             56.4
Income tax provision (benefit)                                  (54.6)            20.6            (70.1)            41.5
                                                       ---------------  ---------------   --------------   --------------
Income (loss) before cumulative effect
     of change in accounting principle                 $        (94.0)  $         44.4    $      (130.3)   $        97.2
                                                       ===============  ===============   ==============   ==============



(a) Includes $66.5 and $156.3 of restructuring and special charges in the third quarter and nine-months of fiscal 2000 respectively, related to global operating strategic initiatives.

(b) Includes $31.5 and $50.1 of restructuring and special charges in the third quarter and nine-months of fiscal 2000 respectively, related to global operating strategic initiatives.

         Net revenues in the third quarter of fiscal 2000 were $500.1 million a decrease of $77.0 million or 13.3% from the $577.1 million recorded in the third quarter of fiscal 1999. Net incremental revenues contributed by the 1999 acquisition of Authentic Fitness ($37.9 million) and ABS ($7.9 million) amounted to $45.8 million. For the nine-month period, net revenues were $1,703.9 million, an increase of $193.0 million or 12.8% from the $1,510.9 million recorded for the fiscal 1999 period. Net incremental revenues contributed by the 1999 acquisition of Authentic Fitness ($339.5 million) and ABS ($30.1 million) amounted to $369.6 million.

                  SPORTSWEAR AND ACCESSORIES DIVISION. Net revenues decreased $40.1 million or 13.9% to $249.0 million in the third quarter of fiscal 2000 compared with $289.1 million in the third quarter of fiscal 1999. Net incremental revenues contributed by the 1999 acquisitions of Authentic Fitness ($21.2 million) and ABS ($7.9 million) amounted to $29.1 million. Excluding acquisitions, net revenues of $219.9 million were 23.9% lower than the fiscal quarter of 1999. Chaps net revenue in the quarter was $61.3 million, down 36.3% from $96.2 million last year. The decrease in net revenue is primarily due to Chaps being adversely affected by the discounted pricing policy of its competitors as well as their lost customers, SRI and Uptons due to bankruptcy. Shipments resumed to SRI subsequent to July 1, 2000. In addition Calvin Klein Jeans Division revenues was $146.9 million down $37.0 million or 20.1% from $183.9 million last year in the Juniors and Kids divisions primarily resulting from the impact of the litigation.

                   For the nine-month period net revenues increased $223.1 million or 30.6% to $952.9 million compared with $729.8 million for the nine-month period last year. Net incremental revenues contributed by the 1999 acquisitions of Authentic Fitness ($292.8 million), ABS ($30.1 million) amounted to $322.9 million. Excluding acquisitions, net revenues of $630.0 million were down 13.7% compared to the same period last year. The decrease in net revenue is primarily in Chaps, down 24.5% to $185.7 million from $245.9 million last year, primarily due to the adverse effect of the discounted pricing policy of its competitors and the lost customers as cited above. In addition, the Calvin Klein Jeans division's revenues were down 10.0% to $417.1 million from $463.3 million for the nine-month period last year, primarily in the Juniors division.

                  INTIMATE APPAREL DIVISION. Net revenues decreased $54.2 million or 22.0% to $192.4 million in the third quarter of fiscal 2000 compared with $246.6 million in the third quarter of fiscal 1999. Warner's and Olga decreased $22.9 million to $63.8 million from $86.7 million primarily due to the loss of three major customers (Uptons, Eaton's and Mercantile) and softness at retail in intimate apparel. Calvin Klein underwear decreased $19.1 million in the third quarter of fiscal 2000 primarily in Sleepwear to $79.8 million from $98.9 million last year. Lejaby decreased $4.9 million to $16.1 million primarily related to the weakness of the Euro against the U.S. dollar (foreign exchange).

                  For the nine-month period, net revenues in the Intimate Apparel division decreased $87.7 million or 12.9% to $592.8 million from $680.5 million during the nine-month period last year. Warners and Olga decreased $37.9 million to $210.4 million from $248.3 million last year due to their lost accounts mentioned above. Calvin Klein Underwear decreased $21.3 million to $220.2 from $241.5 million, primarily in Sleepwear, and Lejaby decreased $8.2 million to $67.6 million from $75.8 million due to the weakness of the Euro against the U.S. dollar (foreign exchange).

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

Gross profit (excluding special charges) decreased $70.6 million or 35.6% to $127.9 million in the third quarter of fiscal 2000 compared with $198.5 million in the third quarter of fiscal 1999. Gross margin was 25.6% in the third quarter of fiscal 2000 compared with 34.4% in the third quarter of fiscal 1999. For the nine-month period gross profit (excluding special charges) decreased $22.2 million or 4.3% to $500.6 million compared with $522.8 million recorded for the fiscal 1999 period. Gross margin was 29.4% for the nine-months compared to 34.6% last year. The decrease in gross margin in the third quarter and nine-months is attributable to higher off-price sales and increased markdowns taken in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. Also included in cost of sales is $66.5 million and $156.3 million for the third quarter and nine months of fiscal 2000, respectively, related to the global operating initiatives discussed above, see Note 3 to the consolidated condensed financial statements. Gross profit on an as reported basis after these charges were $61.4 million and $344.3 million for the third quarter and nine-months of fiscal 2000, respectively.

                  SPORTSWEAR AND ACCESSORIES DIVISION. Gross profit (excluding special charges) decreased $44.0 million or 45.7% to $52.3 million in the third quarter of fiscal 2000 compared with $96.3 million in the third quarter of fiscal 1999. Gross margins were 21.0% in the third quarter of fiscal 2000 compared with 33.3% in the third quarter of fiscal 1999. For the nine-month period gross profit (excluding special charges) increased $37.5 million or 16.0% to $272.5 million compared with $235.0 million in the comparable fiscal 1999 period. Gross margin for the nine-month period of fiscal 2000 was 28.6% compared to 32.2% for the same period last year. The decrease in gross margin is due to higher margins of the newly acquired Authentic Fitness brands offset by markdowns taken in the first, second and third quarters of fiscal 2000 primarily to reduce Chaps and Calvin Klein junior's inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $25.1 million for the third quarter and nine months of fiscal 2000.

                  INTIMATE APPAREL DIVISION. Gross profit (excluding special charges) decreased $40.3 million or 45.3% to $48.6 million in the third quarter of fiscal 2000 compared with $88.9 million in the third quarter of fiscal 1999. Gross margins were 25.3% in the third quarter of fiscal 2000 compared with 36.1% in the third quarter of fiscal 1999. For the nine-month period gross profit (excluding special charges) decreased $95.4 million or 37.4% to $159.4 million compared with $254.8 million in the fiscal 1999 period. Gross margin was 26.9% for the nine-month period of fiscal 2000 compared with 37.4% for the nine-month period of fiscal 1999. The decrease in gross margin is due to markdowns taken in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $35.6 million and $116.0 million for the third quarter and nine months of fiscal 2000.

                  RETAIL STORE DIVISION. Gross profit (excluding special charges) increased $13.7 million or 103.0% to $27.0 million (45.9% of net revenues) in the third quarter of fiscal 2000 compared with $13.3 million (32.2% of net revenues) in the third quarter of fiscal 1999. For the nine-month period, gross profit (excluding special charges) increased $35.7 million or 108.2% to $68.7 million (43.4% of net revenues) compared with $33.0 million (32.8% of net revenues) in the fiscal 1999 period. The increase in gross margin is due to higher margins in the Authentic Fitness retail stores. In addition, restructuring and special charges as outlined above were $5.9 million in the third quarter and $15.2 nine months of fiscal 2000.

         Selling, general and administrative expenses (excluding special charges) increased $22.3 million or 19.8% to $134.9 million as compared to $112.6 million in third quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of net revenue were 27.0% in the third quarter of fiscal 2000 compared with 19.5% in the third quarter of fiscal 1999. For the nine-month period, selling, general and administrative expenses (excluding special charges) increased $96.9 million or 29.6% to $424.6 million as compared to $327.7 million in 1999 period. Selling, general and administrative expenses as a percentage of net revenue were 24.9% compared with 21.7% in the fiscal 1999 period. The increased selling, general and administrative expenses as a percent of net sales is due to an increase in the Company's Retail business (primarily Authentic Fitness), and higher depreciation and amortization expense related to additional goodwill for acquisitions and depreciation for systems implemented in fiscal 1999. Also included in selling, general and administrative expenses is $31.5 million and $50.1 million for the third quarter and nine months of fiscal 2000, respectively, related to the global operating initiatives discussed above, see Note 3 to consolidated condensed financial statements. Selling, general and administrative expenses on an as reported basis after these charges were $166.4 million and $474.7 million for the third quarter and nine months of fiscal 2000, respectively.

OPERATING PROFIT

                  SPORTSWEAR AND ACCESSORIES DIVISION. Operating profit (excluding special charges) decreased $37.5 million to $17.0 million in the third quarter of fiscal 2000 compared with $54.5 million in the third quarter of fiscal 1999. For the nine-month period, operating profit (excluding special charges) increased $13.2 million or 10.7% to $136.7 million compared with $123.5 million in the fiscal 1999 period. The decrease in operating profit in the third quarter resulted from lower sales from the lost accounts and additional markdowns to reduce excess inventory. The increase in operating profit from the nine-months primarily was due to the acquisitions of Authentic Fitness, ABS and Chaps Canada. In addition, restructuring and special charges as outlined above were $32.3 million for the third quarter and nine months of fiscal 2000.

                  INTIMATE APPAREL DIVISION. Operating profit (excluding special charges) decreased $45.6 million to $5.6 million in the third quarter of fiscal 2000 compared with $51.2 million in the third quarter of fiscal 1999. For the nine-month period operating profit (excluding special charges) decreased $86.4 million to $49.0 million compared with $135.4 million in the fiscal 1999 period. The decrease in operating profit primarily was due to the lost account mentioned above, a soft retail environment and markdowns taken in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $48.7 million and $137.5 million in the third quarter and nine months of fiscal 2000.

                  RETAIL STORE DIVISION. Operating profit (excluding special charges) decreased $0.4 million to $4.3 million in the third quarter of fiscal 2000 compared with $4.7 million profit in the third quarter of fiscal 1999. For the nine-month period operating profit (excluding special charges) decreased $15.0 million to a loss of $7.7 million compared with $7.3 million profit in the fiscal 1999 period. The decrease in operating profit was due to markdowns taken and other costs incurred in the first, second and third quarters of fiscal 2000 to reduce inventories and improve cash flow. In addition, restructuring and special charges as outlined above were $10.0 million and $20.4 for the third quarter and nine months of fiscal 2000 respectively.

         Interest expense increased $22.7 million to $43.6 million in the third quarter of fiscal 2000 compared with $20.9 million in the third quarter of fiscal 1999. For the nine-month period interest expense increased $56.4 million to $112.8 million compared with $56.4 million in the fiscal 1999 period. The increase reflects the funding of the Company's 1999 acquisitions and stock buyback program, which totaled more than $800 million.

         The benefit for income taxes recorded during the third quarter of fiscal 2000 reflects an effective income tax rate of 36.7% as compared to the provision for income taxes recorded at an effective income tax rate of 31.8% for the same period in fiscal 1999. The benefit for income taxes for the first nine months of fiscal 2000 reflects an effective income tax rate of 35.0% as compared to the provision for income taxes recorded at an effective income tax rate of 29.9% for the same period in fiscal 1999. The higher rates in fiscal 2000 compared to last year resulted, in part, from higher non-deductible goodwill, resulting from the 1999 acquisitions.

         Income (loss) before accounting principle (excluding special charges) for the third quarter of fiscal 2000 was $32.0 million compared with net income of $44.4 million in the third quarter of fiscal 1999. For the nine-month period, net loss (excluding special charges and investment income) was $23.9 million compared with net income of $97.2 million in the fiscal 1999 period. Income
(loss) before accounting principle on an as reported basis after these items was $94.0 million and $130.3 million for the third quarter and nine months of fiscal 2000, respectively.

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

         Cash used in operations was $234.6 million in the first nine months of fiscal 2000 compared with cash used in operations of $168.3 million in the first nine months of fiscal 1999. The $66.3 million increase in cash used by operating activities reflects a decrease in accounts payable and accrued liabilities of $205.2 million and lower net income of $240.7 partially offset by the successful effort to lower net inventory, which improved cash flow by $309.2 million, of which $97.7 million was related to the special charges. The Company normally uses the greatest amount of cash on working capital in the first half of the fiscal year due to seasonal inventory requirements.

         Cash used by investing activities was $44.5 million for the first nine months of fiscal 2000 compared with cash used of $122.9 million in the first nine months of fiscal 1999. The first nine months of fiscal 2000 includes proceeds from the sale of the Company's equity investment in InterWorld Corporation of $50.4 million. Capital expenditures in the first nine months were $85.9 million compared to $66.2 million in the comparable 1999 period. The first nine months of fiscal 2000 includes amounts for new information systems implementations of $39.2 million and store fixture programs of $20.4 million. Intangibles assets and other have decreased $10.1 million from $17.0 million last year to $6.9 million.

         Cash provided by financing activities was $495.5 million in the first nine months of fiscal 2000 compared with $291.6 million in the first nine months of fiscal 1999. The increase in the Company's revolving credit balance during the first nine months of fiscal 2000 of $499.5 million was higher than the $433.1 million increase in the first nine months of fiscal 1999 due to the deposit of $191.5 million of cash into investment and collateral accounts in the third quarter of fiscal 2000 partially offset by the purchase of $117.2 million of treasury shares in fiscal 1999. Also, the Company received $26.1 million in the first nine months of fiscal 2000 from the termination of certain interest rate swaps. The Company paid $14.8 million of dividends in the first nine months of fiscal 2000 compared to $15.3 million in the first nine months of fiscal 1999.

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

         As of September 30, 2000, the Company believes that funds available under its existing credit facilities, and cash flow to be generated from future operations will be sufficient to meet the working capital and capital expenditure needs of the Company, including interest and principal payments on outstanding debt obligations for the next twelve months.

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


EQUITY PRICE RISK

    The Company is subject to market risk from changes in its stock price as a result of the Equity Agreements. The Equity Agreements provide for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock from two banks and mature on August 12, 2002. The Equity Agreements are required to be settled by the Company, on a net cash settlement basis within the duration of the Equity Agreements. As of September 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively to $4.50 a share, to provide for an aggregate cash payment by the Company of up to $23.4 million and the issuance of promissory notes in the aggregate principal amount of up to $23.4 million, which mature on the same date and bear the same interest rate as the Company's credit facilities. In return for this reduction, the banks received interest bearing notes payable on August 12, 2002 in an aggregate amount of $40,372 which resulted in a corresponding reduction in stockholders' equity. Dividends on the shares outstanding under the Equity Agreements are reimbursed to the Company. On October 6, 2000, the Company entered into a modification agreement of its credit facilities which prohibited the option of share and physical settlement. The terms of the Equity Agreements allow the banks to sell, under certain conditions, the 5.2 million shares and receive additional interest bearing notes if the sale price is less than $4.50 per share or to pay cash to the Company or reduce the outstanding notes if the sale price is in excess of $4.50. Such additional notes would also mature on August 12, 2002. If these Equity Agreements were settled on a net cash settlement basis at September 30, 2000, the Company's settlement costs would be approximately $2,600.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE WARNACO GROUP, INC.

Date: April 20, 2001           By: /S/ PHILIP TERENZIO
                                   ---------------------------
                               Philip Terenzio
                               Senior Vice President
                               and Chief Financial Officer
                               (Principal Financial and Accounting Officer
                               effective March 1, 2001)

Date: April 20, 2001           By: /S/ WILLIAM S. FINKELSTEIN
                                   ---------------------------
                               William S. Finkelstein
                               Senior Vice President
                               and Chief Operating Officer of
                               Calvin Klein Jeanswear and Underwear
                               (Former Senior Vice President and
                               Chief Financial Officer-
                               May 25, 1995-February 28, 2001).

Date: April 20, 2001           By: /S/ STANLEY P. SILVERSTEIN
                                   --------------------------
                               Stanley P. Silverstein
                               Vice President, General Counsel
                               and Secretary


                                       25



                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as .....................'r'