Form 10-Q
period 2001-04-07
WARNACO GROUP INC /DE/
filed 2001-05-22
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For The Quarterly Period Ended April 7, 2001

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

                                    [X] Yes [ ] No

The number of shares outstanding of the registrant's Class A Common Stock as of May 18, 2001 is as follows: 52,873,637.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             THE WARNACO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                April 7,    December 30,
                                                                                  2001         2000
                                                                              ----------    ----------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash                                                                       $   55,452     $  $11,076
   Accounts receivable less reserves of $83,294 and $95,669, respectively        280,062        127,941
   Inventories                                                                   502,424        483,111
   Other current assets                                                           28,561         33,150
   Deferred income taxes                                                           7,384          7,632
                                                                              ----------     ----------
Total current assets                                                             873,883        662,910
Property, plant and equipment (net of accumulated depreciation
   of $207,699 and $193,238, respectively)                                       316,276        329,175
                                                                              ----------     ----------
 Other assets:
   Other assets - net                                                            365,424        358,898
   Excess of cost over net assets acquired - net                                 848,192        855,150
   Deferred income tax                                                           136,929        136,929
                                                                              ----------     ----------
 Total other assets                                                            1,350,545      1,350,977
                                                                              ----------     ----------
                                                                              $2,540,704     $2,343,062
                                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                                          $1,816,745     $1,493,301
   Short-term debt                                                                    87            182
   Accounts payable                                                              383,324        413,786
   Accrued liabilities                                                            64,443         87,221
   Accrued interest                                                               80,476         85,656
   Accrued income tax payable                                                     11,466         16,470
                                                                              ----------     ----------
Total current liabilities                                                      2,356,541      2,096,616
                                                                              ----------     ----------
Long-term debt                                                                        --             --
                                                                              ----------     ----------
Other long-term liabilities                                                       45,637         65,955
                                                                              ----------     ----------
Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities ($120,000 - par value) of Designer Finance Trust Holding

   Solely Convertible Debentures                                                 103,512        103,387
                                                                              ----------     ----------
Stockholders' equity:
   Common stock:  $.01 par value                                                     654            654
   Additional paid-in capital                                                    912,983        912,983
   Accumulated other comprehensive loss                                          (14,372)       (33,750)
   Deficit                                                                      (545,104)      (482,602)
   Treasury stock, at cost                                                      (313,840)      (313,840)
   Unearned stock compensation                                                    (5,307)        (6,341)
                                                                              ----------     ----------
Total stockholders' equity                                                        35,014         77,104
                                                                              ----------     ----------
                                                                              $2,540,704     $2,343,062
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

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                                          Three Months Ended
                                                                        -----------------------
                                                                         April 7,     April 1,
                                                                           2001         2000
                                                                                      Restated
                                                                        ----------   ----------
                                                                              (Unaudited)
Net revenues                                                            $ 499,219     607,138
Cost of goods sold                                                        352,825     421,721
                                                                        ---------    --------
Gross profit                                                              146,394     185,417
Selling, general and administrative expenses                              139,070     150,998
                                                                        ---------    --------
Operating income                                                            7,324      34,419
Investment (income) loss                                                    2,964     (42,782)
Interest expense                                                           63,940      33,852
                                                                        ---------    --------
Income (loss) before provision for income taxes and cumulative
     effect of change in accounting principle                             (59,580)     43,349
Income tax provision                                                        2,922      16,256
                                                                        ---------    --------
Income (loss) before cumulative effect of change in
     accounting principle                                               $ (62,502)   $ 27,093
Cumulative effect of change in accounting principle net of
     income tax benefits of $8,577                                             --     (13,110)
                                                                        ---------    --------
Net income (loss)                                                       $ (62,502)   $ 13,983
                                                                        =========    ========
Basic earnings (loss) per common share:
     Income (loss) before accounting change                             $   (1.18)   $   0.51
     Cumulative effect of accounting change, net of taxes                      --       (0.25)
                                                                        ---------    --------
Net income (loss)                                                       $   (1.18)   $   0.26
                                                                        =========    ========
Diluted earnings per common share
     Income (loss) before accounting change                             $   (1.18)   $   0.51
     Cumulative effect of accounting change, net of taxes                      --       (0.25)
                                                                        ---------    --------
Net income (loss)                                                       $   (1.18)   $   0.26
                                                                        =========    ========
Cash dividends declared per share of common stock                       $      --    $   0.09
                                                                        =========    ========
Shares used in computing earnings (loss) per share:
     Basic                                                                 52,874      52,787
                                                                        =========    ========
     Diluted                                                               52,874      53,425
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

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                          Three Months Ended
                                                                        -----------------------
                                                                        April 7,       April 1,
                                                                          2001          2000
                                                                                      Restated
                                                                        ---------     ---------
                                                                             (Unaudited)
Cash flow used in operating activities:
Net income (loss)                                                        $ (62,502)   $ 13,983
Adjustments to reconcile net income (loss) to net cash
  used in  operating activities:
     Cumulative effect of change in accounting, net of taxes                    --      13,110
     Pre-tax gain on sale of investment                                         --     (42,782)
     Depreciation and amortization                                          24,051      25,101
     Market value adjustments to equity agreements                           2,964          --
     Amortization of unearned stock compensation                             1,034       1,368
     Deferred income taxes                                                      --      13,503
Change in operating assets and liabilities:
     Accounts receivable                                                  (152,121)    (27,096)
     Inventories                                                           (19,313)     (5,297)
     Prepaid expenses and other assets                                       5,569      (1,081)
     Accounts payable, accrued expenses and other liabilities              (60,017)    (54,745)
     Accrued income taxes                                                   (5,004)        483
                                                                         ---------    --------
Net cash used in operating activities                                     (265,339)    (63,453)
                                                                         ---------    --------
Cash flow from (used in) investing activities
     Disposals of fixed assets                                               1,987         367
     Purchase of property, plant & equipment                               (13,050)    (34,850)
     Proceeds from sale of marketable securities                                --      50,357
     Increase in intangible and other assets                                (1,085)     (2,965)
                                                                         ---------    --------
Net cash from (used in) investing activities                               (12,148)     12,909
                                                                         ---------    --------
Cash flow from financing activities:
     Net borrowing under credit facilities                                 326,102      24,748
     Proceeds from termination of interest rate swaps                           --      26,076
     Repayments of debt                                                     (5,662)     (3,913)
     Cash dividends paid                                                        --      (4,791)
     Other                                                                    (171)       (174)
                                                                         ---------    --------
Net cash from financing activities                                         320,269      41,946
                                                                         ---------    --------
Effect on cash due to currency translation                                   1,594       1,293
                                                                         ---------    --------
Increase (decrease) in cash                                                 44,376      (7,305)
Cash at beginning of period                                                 11,076       9,328
                                                                         ---------    --------
Cash at end of period                                                    $  55,452    $  2,023
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

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position of the Company as of April 7, 2001 as well as its results of operations and cash flows for the periods ended April 7, 2001 and April 1, 2000. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

     The consolidated statement of operations includes for fiscal 2001, 14 weeks compared to 13 weeks in fiscal 2000.

     Restatement and Reclassifications: The Company's April 1, 2000 quarterly results of operations have been restated with respect to the effects of the change in accounting principle related to the Company's valuation of its retail outlet store inventory, as well as other adjustments principally related to purchase accounting, amortization of deferred financing costs and depreciation expense.

     Impact of New Accounting Standards: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 revised criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendments. The Company adopted the disclosure requirements of SFAS No. 140 on December 30, 2000, as required. All other provisions of SFAS No. 140 will be adopted after April 7, 2001, as required by the standard. The adoption of this statement in the first quarter of 2001 would not have a material impact on the Company's consolidated financial position, liquidity, cashflows and results of operations.

     The Company recorded a cumulative effect adjustment through Accumulated Other Comprehensive loss of $21,744.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137 "Deferral of the effective date of FASB Statement No. 133" delaying the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material effect on the Company's liquisity cash flows and results of operations.

     Long-term debt: As discussed in Notes 1 and 13 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 30, 2000, the Company was not in compliance with certain covenants of its long-term debt agreements for which waivers have been received now through June 15, 2001. As the waivers do not extend past April 7, 2002, the Company has classified $1,804,097 of long-term debt as current maturities in the accompanying condensed consolidated balance sheet as of April 7, 2001.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


Note 2 - Equity

     As of April 7, 2001 and December 30, 2000, Class A common stock outstanding was 52,873,637 shares, net of 12,063,672 shares held in treasury. The Company may repurchase an additional 10.3 million shares under the existing stock repurchase program authorized by the Board of Directors.

     In connection with the Company's stock repurchase program, the Company entered into Equity Forward Purchase Agreements (the "Equity Agreements") with two banks that mature on August 12, 2002. The Equity Agreements are required to be settled by the Company on a net cash settlement basis at maturity. If these Equity Agreements were settled on a net cash settlement basis at April 7, 2001, the Company would be required to pay $17,664 based on the closing price of the Company's stock compared to the $4.50 per share settlement price. For the quarter ended April 7, 2001, the Company has recorded $2,964 in investment expense to account for the change in value in the Equity Agreements between December 30, 2000 and April 7, 2001.

Note 3 - Special Charges

     The details of costs incurred and reserves remaining for costs incurred in connection with the year-end fiscal 2000 special charges are summarized below:

                                         Facility
                       Inventory         shutdown          Employee
                    write-downs and    and contract       termination                          Legal and
                      other asset       termination      and severance     Retail outlet     other related
                      write-offs           costs             costs        store closings         costs             Total
                    ---------------   ---------------   ---------------   ---------------   ---------------   -------------
Provisions             $ 154,851         $ 53,261          $ 25,772          $ 20,037          $ 15,705          $ 269,626
Cash Reductions               --          (41,456)          (19,117)              (75)          (10,909)           (71,557)
Non-cash reductions     (125,350)              --                --           (15,251)             (976)          (141,577)
                       ---------         --------          --------          --------          --------          ---------
Balance as of Dec.
  30, 2000                29,501           11,805             6,655             4,711             3,820             56,492
Cash Reductions               --           (2,318)           (2,033)             (458)           (2,832)            (7,641)
Non-cash reductions      (18,138)             (48)               --            (1,754)               --            (19,940)
                       ---------         --------          --------          --------          --------          ---------
Balance as of April
  7, 2001              $  11,363         $  9,439          $  4,622          $  2,499          $    988          $  28,911
                       ---------         --------          --------          --------          --------          ---------
                       ---------         --------          --------          --------          --------          ---------

Note 4 - Financial Instruments

     In the first quarter of fiscal 2000, the Company received cash proceeds of $26,076 from the termination of certain interest rate swaps. Three of these swaps had converted variable rate borrowings of $610,000 to a fixed rate of 5.99% through September 2004 while a fourth swap had converted variable rate borrowings of $75,000 to a fixed rate of 6.66% through September 2003. The $26,076 gain from the termination of these swaps is being recognized in interest income over the remaining life of the swaps.

     The Company entered into five new interest rate swaps during the first quarter of fiscal 2000 which convert variable rate borrowings of $637,000 to an average fixed rate of 6.65% for periods ranging from nine to twelve months, all of which matured in the first quarter of 2001. In the first quarter of 2001, the Company did not enter into any new interest rate swaps.

     As of April 7, 2001, the Company had outstanding interest rate swaps with a notional value of $6.5 million.

Note 5 - Inventory

                         For the Three Months Ended
                         ---------------------------
                           April 7,    December 30,
                             2001          2000
                          ----------   -----------
Finished goods             $365,024      $370,507
Work in process              80,394        60,832
Raw materials                57,006        51,772
                           --------      --------
                           $502,424      $483,111
                           ========      ========

Note 6 - Summarized Financial Information - Designer Holdings Ltd.

     The following is summarized unaudited financial information of the Company's wholly-owned subsidiary, Designer Holdings Ltd, as of April 7, 2001 and December 30, 2000 and for the three months ended April 7, 2001 and April 1, 2000, respectively, which is presented as required by reason of the

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


public preferred securities issued by Designer Holdings.

     The information below is not indicative of the future operating results.

Balance sheet summary:
                                                        April 7,    December 30,
                                                          2001         2000
                                                       ----------   -----------
     Current assets                                     $121,264     $113,266
     Noncurrent assets                                   485,734      509,737
     Current liabilities                                  36,193       32,878
     Noncurrent liabilities                               23,953       24,607
     Redeemable preferred securities                     103,512      103,387
     Stockholders' equity                                443,340      462,131

Income statement summary:                                Three months ended
                                                       ----------------------
                                                        April 7,     April 1,
                                                        2001 (a)     2000 (a)
                                                       ---------    ----------
     Net revenues                                       $ 80,326     $ 118,791
     Cost of goods sold                                   59,898        82,989
     Net income (loss)                                   (18,791)(b)     8,379

     (a) Excludes Retail Store Division's net revenues of $11,340 and $20,230 for the three months of fiscal 2001 and 2000 respectively. As a result of the continuing integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

     (b) Net income (loss) includes a charge of $16,954 of general corporate expenses.

Note 7 - Supplemental Cash Flow Information

                                                                          Three months ended
                                                                         --------------------
                                                                         April 7,    April 1,
                                                                           2001        2000
                                                                         ---------   ---------
Cash paid for:
     Interest, including $-0- and $365 capitalized in the first
        quarter of fiscal 2001 and 2000, respectively                    $57,983    $34,723
     Income taxes, net of refunds received                                 5,222      2,374

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


Note 8 - Earnings (loss) per Share

                                                                          Three Months Ended
                                                                        ----------------------
                                                                         April 7,      April 1,
                                                                           2001          2000
                                                                                       Restated
                                                                        ---------     ---------
Numerator for basic and diluted earnings (loss) per share:
   Income (loss) before cumulative effect of change in
     accounting                                                           (62,502)     $27,093
   Cumulative effect of change in accounting                                   --       13,110
                                                                         --------      -------
Net income (loss)                                                         (62,502)      13,983
                                                                         ========      =======
Denominator for basic earnings (loss) per share -- weighted
   average shares                                                          52,874       52,787
                                                                         --------      -------
Effect of dilutive securities:
   Employee stock options                                                      42           14
   Restricted stock shares                                                    261          430
   Shares under Equity Agreements                                              --          194
                                                                         --------      -------
   Dilutive potential common shares                                           303(a)       638
                                                                         --------      -------
   Denominator for diluted earnings (loss) per share -
      weighted average adjusted shares                                     52,874       53,425
                                                                         ========      =======
Basic earnings (loss) per share before cumulative
   effect of change in accounting                                        $  (1.18)     $  0.51
                                                                         ========      =======
Diluted earnings (loss) per share before cumulative
   effect of change in accounting                                        $  (1.18)     $  0.51
                                                                         ========      =======

     (a) The effect of dilutive securities was not included in the computation of diluted earnings (loss) per share for the quarter ended April 7, 2001 because the effect would have been anti-dilutive.

Options to purchase shares of common stock that were outstanding during the three-month periods of fiscal 2001 and 2000 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares are shown below.

                                                      April 7,          April 1,
                                                        2001              2000
                                                    ------------      -------------
Number of shares under option                        15,699,796         14,123,556
Range of exercise prices                            $2.88-$42.88      $13.13-$42.88

     Incremental shares issuable on the assumed conversion of the preferred securities (1,653,177 shares) were not included in the computation of diluted earnings per share for any of the periods presented as the impact would have been antidilutive.

Note 9 - Business Segments

     The Company operates in three segments: Sportswear and Accessories, Intimate Apparel, and Retail stores.

     The Sportswear and Accessories segment designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportswear and jeanswear, men's accessories and men's, women's, junior's and children's active apparel under the Chaps by Ralph Lauren'r', Calvin Klein'r', Catalina'r', A.B.S. by Allen Schwartz'r', Speedo'r', Oscar de la Renta'r', Anne Cole'r', Cole of

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


California'r', Sandcastle'r', Sunset Beach'r', Ralph'r', Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r' and White Stag'r' brand names.

     The Intimate Apparel segment designs, manufactures and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby'r', Van Raalte'r', Fruit of the Loom'r', Weight Watchers'r' and Bodyslimmers'r' brand names, and men's underwear under the Calvin Klein'r' brand name.

     The Retail Store segment which is comprised of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through 126 stores under the Speedo'r' Authentic Fitness'r' name as well as 93 Company outlet stores for the disposition of excess and irregular inventory. The Company does not manufacture or source products exclusively for the outlet stores.

Information by business segment is set forth below:

                                                  Sportswear
                                                      and         Intimate      Retail
                                                  Accessories      Apparel      Stores        Total
                                                  -----------    ----------    ---------    ----------
Three months ended April 7, 2001:
      Net revenues                                  $291,516      $166,062      $41,641      $499,219
      Adjusted EBITDA                                 43,523        14,643       (1,614)       56,552
      Depreciation and Amortization                    3,351         5,046        1,654        10,051
      Adjusted EBIT                                   40,172         9,597       (3,268)       46,501

Three months ended April 1, 2000: (Restated)
      Net revenues                                  $359,299      $199,774      $48,065      $607,138
      Adjusted EBITDA                                 68,488        28,389       (8,984)       87,893
      Depreciation and Amortization                    5,690         5,551          775        12,016
      Adjusted EBIT                                   62,798        22,838       (9,759)       75,877


A reconciliation of total segment Adjusted EBIT to total consolidated income
(loss) before taxes and cumulative effect of a change in accounting principle for the three months ended April 7, 2001 and April 1, 2000, respectively, is as follows:

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                      ----------------------
                                                                       April 7,     April 1,
                                                                         2001         2000
                                                                                    Restated
                                                                      ---------     --------
Total adjusted EBIT for reportable segments                            $ 46,501     $ 75,877
General corporate expenses not allocated                                 24,143       26,308
Depreciation of Corporate assets and amortization                        15,034       15,150
Investment (income) loss                                                  2,964      (42,782)
Interest expense                                                         63,940       33,852
                                                                      ---------     --------
Income (loss) before provision for income taxes and cumulative
      effect of change in accounting                                   $(59,580)    $ 43,349
                                                                      =========     ========



Note 10 - Comprehensive (Loss)


                                                                       Three Months Ended
                                                                      ----------------------
                                                                       April 7,      April 1,
                                                                         2001          2000
                                                                                     Restated
                                                                      ---------      --------
Net Income (loss)                                                       $(62,502)     $ 13,983
                                                                       ---------      --------
Other comprehensive loss:
  Foreign currency translation adjustments                                   796        1,293
  Change in unfunded minimum pension liability                            (1,530)          --
  Transition adjustment for FAS 133 adoption                              20,328           --
  Change in fair value of cash flow hedge, interest rate swaps              (202)          --
  Unrealized loss on marketable securities                                   (14)     (64,635)
  Income tax benefit                                                          --       25,563
                                                                       ---------    ---------
Total other comprehensive income loss                                     19,378      (37,779)
                                                                       ---------    ---------
Comprehensive loss                                                      $(43,124)    $(23,796)
                                                                       =========    =========


The components of accumulated other comprehensive loss as of April 7, 2001 and December 30, 2000 are as follows:

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


                                                                         April 7,   December 30,
                                                                          2001         2000
                                                                        ----------  -----------
Unfunded minimum pension liability                                       $(16,178)    $(14,648)
Transition adjustment for FAS 133 adoption                                 20,328           --
Change in fair value of cash flow hedge, interest rate swaps                 (202)          --
Foreign currency translation adjustments                                  (17,911)     (18,707)
Unrealized holding losses, net                                               (409)        (395)
                                                                         --------     --------

Total accumulated other comprehensive loss                               $(14,372)    $(33,750)
                                                                         =========    ========

Note 11 - Legal Proceedings

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

     Between April 20, 2001 and May 15, 2001, three putative class action complaints, styled Black v. Warnaco Group Inc., et.al., 01 Civ. 3346 (MGC), Kornman v. Warnaco Group, Inc., et.al., 01 Civ. 3949 (MGC) and Gove v. Warnaco Group, Inc., et.al., 01 Civ. 4084 (case referred to MGC), were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 29, 2000 and April 18, 2001 (the "Class Period"), allege that defendants violated the Securities Exchange Act of 1934 by artificially inflating the price of the Company's stock through the dissemination of materially misleading statements and by failing to disclose negative information during the Class Period. Plaintiffs claims that the disclosure of the information might have prevented them from purchasing shares of the Company's stock at allegedly inflated prices.

                             THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


The actions seek damages. The Company believes the claims to be without merit and intends vigorously to defend them.

Item 2. Management's Discussion and Analysis of Results of Operations And Financial Condition.

Results of Operations.

                     STATEMENT OF OPERATIONS (SELECTED DATA)

                                                                    Three Months Ended
                                                             -------------------------------
                                                              April 7,            April 1,
                                                                2001                2000
                                                                                  Restated
                                                             ---------------   -------------
                                                             (Amounts in millions of dollars)
                                                                        (Unaudited)
Net revenues                                                 $ 499.2                $607.1
Cost of goods sold                                             352.8                 421.7
                                                             -------                ------
Gross profit                                                   146.4                 185.4
     % of net revenues                                          29.3%                 30.5%
Selling, general and administrative expenses                   139.1                 151.0
                                                             -------                ------
Operating income                                             $   7.3                $ 34.4
     % to net revenues                                           1.5%                  5.7%
Investment (income) loss                                         3.0                 (42.7)
Interest expense                                                63.9                  33.8
Provision for income taxes                                       2.9                  16.2
                                                             -------                ------
Income (loss) before cumulative effect of a
     change in accounting                                    $ (62.5)               $ 27.1
                                                             =======                ======

     The Company's results for fiscal 2001 include 14 weeks of operations based on a 52/53 week fiscal year compared to 13 weeks in fiscal 2000.

     Net revenues decreased $107.9 million, or 17.8%, to $499.2 million in the first fiscal quarter of 2001 compared with $607.1 million in the first fiscal quarter of 2000.

     Sportswear and Accessories Division. Net revenues decreased $67.8 million or 18.9% to $291.5 million in the first quarter of fiscal 2001 compared with $359.3 million in the first quarter of fiscal 2000. The decrease in net revenues was attributable to the Chaps Division ($24.9) million and Calvin Klein Jeans Division ($48.5) million, partially offset by gains in Authentic Fitness which increased $14.1million. The Calvin Klein Jeans division continued to suffer from the negative publicity of the litigation. Chaps was down in part due to a significant reduction in off-price sales. Authentic Fitness was up due to increases in Catalina'r' and Speedo'r', partially offset by a decline in Anne Cole'r'.

     Intimate Apparel Division. Net revenues decreased $33.7 million or 16.9% to $166.1 million in the first quarter 2001 compared with $199.8 million in the first quarter 2000. The decrease was primarily related to Calvin Klein'r' underwear ($18.8) million and Warner's'r' and Olga'r' ($11.0) million. The Calvin Klein'r' underwear business was down primarily in our off-price business and it also continued to suffer from the litigation. Warner's'r' and Olga'r' were down in part due to the soft retail market and suboptimal service levels associated with plant reconfigurations and shutdowns.

     Retail Store Division. Net revenues decreased $6.5 million or 13.5% to $41.6 million in the first quarter of fiscal 2001 compared with $48.1 million in fiscal 2000. The decrease was attributable to door closures and a reduction in off-price sales.

Gross profit decreased $39.0 million or 21.0% to $146.4 million in the first quarter of fiscal 2001 compared with $185.4 million in the first quarter of fiscal 2000. Gross margin was 29.3% in the first quarter of fiscal 2001 compared with 30.5% in the first quarter of fiscal 2000.

     Sportswear and Accessories Division Gross profit decreased $28.3 million or 25.2% to $84.1 million in the first quarter of fiscal 2001 compared with $112.4 million in the first quarter 2000. Gross margins were 28.9% in the first quarter fiscal 2001 compared with 31.3% in the first quarter fiscal 2000. The gross margin decline was related to higher inventory costs associated with production variances not offset by increased pricing.

     Intimate Apparel Division. Gross profit decreased $12.3 million or 22.0% to $43.7 million in the first quarter of fiscal 2001 compared with $56.0 million in the first quarter 2000. Gross margins were 26.3% in the first quarter fiscal 2001 compared with 28.0% in the first quarter fiscal 2000.

     Retail Store Division. Gross profit increased $1.6 million or 9.4% to $18.6 million in the first quarter of fiscal 2001 compared with $17.0 million in the first quarter fiscal 2000. Gross margins were 44.6% in the first quarter fiscal 2001 compared with 35.4% in the first quarter fiscal 2000. The increase is due to less merchandise being moved through the stores at discounted prices.

Selling, general and administrative expenses decreased $11.9 million or 7.9% to $139.1 million as compared to $151.0 million in first quarter fiscal 2000. Selling, administrative and general expenses as a percentage of net revenue were 27.8% in the first quarter of fiscal 2001 compared with 24.9% in the first quarter fiscal 2000.

Operating Profit

     Sportswear and Accessories Division. Operating profit decreased $22.6 million or 36.1% to $40.2 million in the first quarter of fiscal 2001 compared with $62.8 million in the first quarter fiscal 2000. The decrease is related to the lower revenue and higher production costs partially offset by the improved sales mix of our Chaps business.

     Intimate Apparel Division. Operating profit decreased $13.2 million or 57.3% to $9.6 million in the first quarter of fiscal 2001 compared with $22.8 million in the first quarter fiscal 2000. The decrease is attributable to lower sales partially offset by the improved margins from the Calvin Klein'r' underwear business.

     Retail Store Division. Operating loss decreased $6.4 million to $3.3 million in the first quarter of fiscal 2001 compared with $9.7 million in the first quarter fiscal 2000. The decreased loss is due to better margins on merchandise sold through the stores.

     The Company generated a gain of $42.7 million in the first quarter fiscal 2000 from the sale of its investment in InterWorld Corporation stock compared to an investment loss of $3.0 million in 2001 due to its equity forward agreements which were marked to market.

Interest expense increased $30.1 million to $63.9 million in the first quarter of fiscal 2001 compared with $33.8 million in the first quarter of fiscal 2000. The increase reflects increased borrowings in the first quarter of 2001 and a borrowing rate increase of approximately 300 basis points.

     The provision for income taxes for the first quarter of fiscal 2001 reflects accrued taxes on foreign earnings. The Company has not provided any tax benefit for its domestic losses incurred in the first quarter of 2001. Fiscal 2000 reflects an effective rate of 37.5% for the quarter.

     Income (loss) before cumulative effect of a change in accounting principle for the first quarter fiscal 2001 was a loss of $62.5 million compared with income of $27.1 million in the first quarter of fiscal 2000. The decrease in income is due to lower operating income and decrease in investment income.

Capital Resources and Liquidity.

     The Company's liquidity requirements arise primarily from its debt service requirements and the funding of its working capital needs, primarily inventory and accounts receivable. The Company's borrowing requirements are seasonal, with peak working capital needs generally arising during the second half of the fiscal year. The Company typically generates nearly all of its operating cash flow in the fourth quarter of the fiscal year reflecting third and fourth quarter shipments and the sale of inventory built during the first six months of the fiscal year.

     As discussed in Notes 1 and 13 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 30, 2000, the Company was not in compliance with certain covenants in its long-term debt agreements for which waivers have been received now through June 15, 2001. To avoid a possible default after expiration of the waiver, Warnaco would require a further waiver or amendment to the covenants. Warnaco is currently exploring all of its alternatives which, as previously reported, include, among other things, the refinancing or restructuring of its existing debt and asset sales. There can be no assurance that the Company will be able to refinance or restructure its debt or engage in asset sales. As the waivers do not extend for twelve months through April 7, 2002, the debt has been classified as a current liability in the accompanying condensed consolidated balance sheet.

     Cash used for operations was $265.3 million in the first fiscal quarter of 2001 compared with cash used for operations of $63.5 million in the first fiscal quarter of 2000. The substantial increase in cash used for operating activities of $201.8 million reflects an increase in the loss for the first fiscal quarter of 2001 and a decrease of $80.6 million in sales of accounts receivables due to borrowing limits established by the banks. The Company normally uses the greatest amount of cash for purposes of funding working capital requirements in the first quarter.

     Cash used for investing activities was $12.1 million during the first fiscal quarter of 2001 compared with a generation of $12.9 million in the first fiscal quarter of 2000. The first fiscal quarter of 2000 includes proceeds from the sale of the Company's investment in InterWorld Corporation of $50.4 million. Capital expenditures in the first fiscal quarter of 2001 were $13.1 million compared with $34.9 million in the comparable 2000 period. The first fiscal quarter of 2001 includes amounts for information systems implementations of $5.0 million and store fixture programs of $1.4 million compared with $13.4 for information systems implementations and $12.0 million for store fixture programs in the comparable 2000 quarter.

     Cash provided from financing activities was $320.3 million in the first fiscal quarter of 2001 compared with $41.9 million in the first fiscal quarter of 2000. The increase in the Company's revolving credit balance during the first fiscal quarter of 2001 of $326.1 million was substantially greater than the

$24.7 million increase in the first fiscal quarter of 2000 due to lower sales of accounts receivable and the increase in the use of cash from operations noted above. In addition, the Company received $26.1 million in the first fiscal quarter of 2000 from the termination of interest rate swaps. The Company paid $4.8 million of dividends in the first fiscal quarter of 2000 compared to $-0-million in the first fiscal quarter of 2001.

New Accounting Standards

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125". SFAS No. 140 revised criteria for accounting for securitizations, other financial-asset transfers and collateral and introduces new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" without amendments. The Company adopted the disclosure requirements of SFAS No. 140 on December 30, 2000, as required. All other provisions of SFAS No. 140 will be adopted after March 31, 2001, as required by the standard. The Company is currently evaluating the impact of this standard on its financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was effective for financial statements for fiscal years beginning after June 15, 1999. However, in June 1999, the FASB issued SFAS 137 "Deferral of the effective date of FASB Statement No. 133" delaying the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of this statement in the first quarter of 2001 did not have a material impact on the Company's consolidated liquidity, cash flows and results of operations.

     The company recorded a cumulative effect adjustment through Accumulated Other Comprehensive loss of $21,744.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates, and selectively uses financial instruments to manage these risks. The Company does not enter into financial instruments for speculation or for trading purposes.

Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The Company enters into interest rate swap agreements, which have the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of April 7, 2001, approximately $6.5 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 6.6%, limiting the Company's risk to any future shift in interest rates. As of April 7, 2001, the net fair value asset of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $0.5 million. As of April 7, 2001, the Company had approximately $2,244 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of April 7, 2001 would have had a $5.0 million unfavorable impact on the Company's pre-tax earnings and cash flow over the three-month period.

Foreign Exchange Risk

     The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound and the Euro. When deemed necessary, the Company has entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. The Company has hedged currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts. As of April 7, 2001, the Company had no such financial instruments outstanding.

Equity Price Risk

     The Company is subject to market risk from changes in its stock price as a result of its Equity Agreements with several banks for a term of up to two years. The Equity Agreements provided for the purchase by the Company of up to
5.2 million shares of the Company's Common Stock and mature on August 12, 2002. The Equity Agreements are required to be settled by the Company on a net cash settlement basis within the duration of the Equity Agreements. As of April 7, 2001 banks have purchased the maximum of 5.2 million shares under the Equity Agreements. If these Equity Agreements were settled on a net cash settlement basis at April 7, 2001, the Company would be required to pay $17.7 million based on the closing price of the Company's Common Stock. A hypothetical 10% adverse change in the Company's stock price would have a $0.6 million unfavorable impact on the Company's pre-tax earnings and cash flow.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

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

     Between April 20, 2001 and May 15, 2001, three putative class action complaints, styled Black v. Warnaco Group Inc., et.al., 01 Civ. 3346 (MGC), Kornman v. Warnaco Group, Inc., et.al., 01 Civ. 3949 (MGC) and Gove v. Warnaco Group, Inc., et.al., 01 Civ. 4084 (case referred to MGC), were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaints, on behalf of a putative class of shareholders of the company who purchased Company stock between September 29, 2000 and April 18, 2001 (the "Class Period"), allege that defendants violated the Securities Exchange Act of 1934 by artificially inflating the price of the Company's stock through the dissemination of materially misleading statements and by failing to disclose negative information during the Class Period. Plaintiffs claims that the disclosure of the information might have prevented them from purchasing shares of the Company's stock at allegedly inflated prices. The actions seek damages. The Company believes the claims to be without merit and intends vigorously to defend them.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

     10.1 First Amendment and Waiver to the Amended and Restated Receivables Purchase Agreement and Release dated as of April 19, 2001, among Warnaco Operations Corporation, as Seller, Gregory Street, Inc., as Initial Servicer, The Bank of Nova Scotia, as a purchaser and agent, and Citibank, N.A. as a purchaser and co-agent.

     (b) Reports on Form 8-K

     A Report on Form 8-K was filed on March 30, 2001 reporting on the Company's receipt of a waiver of certain financial covenants from its lenders through April 16, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE WARNACO GROUP, INC.

Date: May 22, 2001                          by: /s/ PHILIP TERENZIO
                                               -------------------------------
                                                    Philip Terenzio
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                             Principal Financial and Accounting
                                                          Officer



Date: May 22, 2001                          By: /s/ STANLEY P. SILVERSTEIN
                                                ------------------------------
                                                   Stanley P. Silverstein
                                               Vice President, General Counsel
                                                      and Secretary



                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as....................   'r'