Form 10-K
period 2002-01-05
WARNACO GROUP INC /DE/
filed 2002-07-31
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

  [x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 5, 2002

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10857

                              -------------------

                            THE WARNACO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

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

                              -------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                Class A Common Stock, par value $0.01 per share
               Convertible Trust Originated Preferred Securities*
---------

* Issued by Designer Finance Trust. Payments of distributions and payment on liquidation or redemption are guaranteed by the registrant.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of the Class A Common Stock, the only voting stock of the registrant issued and outstanding, held by non-affiliates of the registrant as of July 5, 2002, was approximately $2,242,731.

    The number of shares outstanding of the registrant's Class A Common Stock as of July 5, 2002: 52,936,206.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

    The Warnaco Group, Inc., a Delaware corporation, was organized in 1986 for the purpose of acquiring the outstanding shares of Warnaco Inc., a Delaware corporation ('Warnaco'). As a result of the Company's acquisition of Warnaco, Warnaco became a wholly-owned subsidiary of the Company.

    The Warnaco Group, Inc. and its subsidiaries (collectively, the 'Company') design, manufacture and market a broad line of (i) women's intimate apparel, such as bras, panties, sleepwear, shapewear and daywear; (ii) men's apparel, such as sportswear, jeanswear, khakis, underwear and accessories; (iii) women's and junior's apparel, such as sportswear and jeanswear; and (iv) active apparel, such as swimwear, swim accessories and fitness apparel. The Company's products are sold to wholesale accounts or directly to consumers through the Company's Retail Stores Division under a variety of internationally recognized brand names which are either owned or licensed by the Company.

(A) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND DEBTOR-IN-POSSESSION FINANCING

    On June 11, 2001 (the 'Petition Date'), the Company and certain of its subsidiaries (each a 'Debtor' and, collectively, the 'Debtors') each filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS'101-1330, as amended (the 'Bankruptcy Code'), in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively, the 'Chapter 11 Cases'). The Company, 37 of its 38 U.S. subsidiaries and one of Warnaco's Canadian subsidiaries, Warnaco of Canada Company ('Warnaco Canada'), are Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries are not debtors in the Chapter 11 Cases, nor are they subject to foreign bankruptcy or insolvency proceedings. However, certain debt obligations of the Company's foreign subsidiaries are subject to standstill agreements with the Company's pre-petition lenders.

    On June 11, 2001, the Company entered into a Debtor-in-Possession Financing Agreement (the 'DIP') with a group of banks which was approved by the Bankruptcy Court in an interim amount of $375,000,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000,000. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002 (the 'Amended DIP'). The amendments, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend deadlines with respect to certain asset sales and certain filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtors' revised business plan. See 'Risk Factors'.

    The Amended DIP (when originally executed) provided for a $375,000,000 non-amortizing revolving credit facility (which includes a letter of credit facility of up to $200,000,000) ('Tranche A') and a $225,000,000 revolving credit facility ('Tranche B'). On December 27, 2001, the Tranche B commitment was reduced to $100,000,000. The Company eliminated the Tranche B commitment completely on April 19, 2002. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $325,000,000. The Amended DIP terminates on the earlier of June 11, 2003 or the effective date of a plan of reorganization. For a further discussion of the Amended DIP see
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- 'Liquidity and Capital Resources'. See also Note 15 of Notes to Consolidated Financial Statements.

    Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have a right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, 'assumption' means the Debtors agree to perform their obligations under the lease or contract and to cure all defaults, and 'rejection' means that the Debtors are relieved from their obligation to perform under the contract or lease, but are subject to damages for the breach thereof. Any damages resulting from such a breach will be treated as unsecured claims in the Chapter 11 Cases. The Debtors are in the process of reviewing their executory contracts and unexpired leases. Through January 5, 2002, the Debtors have identified and rejected a number of executory contracts and unexpired leases. As of January 5, 2002, the Company had accrued approximately $20.6 million related to rejected leases and contracts which is included in liabilities subject to compromise on the consolidated balance sheets. The Company continues to evaluate its business operations and expects to reject additional contracts and leases prior to filing its plan of reorganization. Although the Debtors have attempted to estimate the ultimate amount of liability that may result from rejected contracts and leases, additional leases may be rejected in the future. Such rejections could result in additional liabilities subject to compromise that the Company has not anticipated. In connection with the consummation of a confirmed plan or plans of reorganization, the Company will elect to assume certain of its leases and executory contracts. The success of any plan of reorganization is dependent upon the Bankruptcy Court's approval of the Company's assumption of certain of these executory contracts, including certain license agreements.

    As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of January 5, 2002, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally are either excused or suspended during the Chapter 11 Cases.

    In the Chapter 11 Cases, substantially all of the Debtors' unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan or plans of reorganization which must be confirmed by the Bankruptcy Court after obtaining the requisite amount of votes by affected parties. For financial reporting purposes, those liabilities have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets. Generally, all actions to enforce or otherwise obtain repayment of pre-petition liabilities and all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The Debtors have filed unaudited schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date as reflected in the Debtors' accounting records. The monthly operating reports that the Debtors are required to file with the U.S. Trustee have also been filed with the Securities and Exchange Commission on Forms 8-K. The ultimate amount of and settlement terms for such liabilities are subject to a confirmed plan or plans of reorganization and, accordingly, are not presently determinable.

    The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The Debtors requested and, on July 12, 2002, were granted an extension of time until August 30, 2002 to file their exclusive plan of reorganization and until October 31, 2002 to solicit acceptances of such plan. If the Debtors fail to file a plan of reorganization or fail to obtain additional extensions of time to file a plan of reorganization by the extension date, or if the Debtors' plan is not accepted by the Bankruptcy Court, impaired classes of creditors and equity holders or any party-in-interest (including a creditor, equity holder, a committee of creditors or equity holders or an indenture trustee) may file their own plan of reorganization for the Debtors.

    After a plan of reorganization has been filed with the Bankruptcy Court, the plan and a disclosure statement approved by the Bankruptcy Court will be sent to classes of creditors whose acceptances will be solicited as part of the plan. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm the plan, the Bankruptcy Court is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would have received in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described below) and
(iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization unless the plan proposes such measures. If any impaired class of creditors or equity holders does not accept the plan, then, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the 'cram-down' provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may approve a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements are met. These requirements include payment in full for a dissenting senior class of creditors before payment to a junior class can be made. Under the priority scheme established by the Bankruptcy Code, absent agreement to the contrary, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. As a result of the amount and character of the Company's pre-petition indebtedness, the shortfall between the Company's projected enterprise value and the amount necessary to satisfy the claims, in full, of its secured and unsecured creditors and the impact of the provisions of the Bankruptcy Code applicable to confirmation of a plan or plans of reorganization, the Company believes that it is highly unlikely that current holders of common stock or preferred securities of the Company will receive any distribution under any plan of reorganization or liquidation of the Company. Accordingly, investment in the Company's common stock or preferred securities is highly speculative. Certain of the Company's financial instruments (e.g., pre-petition secured debt) trade in markets for debt securities and other instruments. The Company expects that holders of the Company's financial instruments will receive substantially less than face value in any plan or plans of reorganization approved by the Bankruptcy Court. Because of the likelihood that holders of these instruments will receive substantially less than face value, investment in these instruments is highly speculative. See 'Risk Factors'.

    Management is in the process of stabilizing the business of the Debtors and evaluating the Company's operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the acceptance and confirmation of the plan in accordance with the provisions of the Bankruptcy Code.

    During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. The Debtors are in the process of reviewing their operations and identifying assets available for potential disposition, including entire business units of the Company. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through January 5, 2002, the Company has sold certain personal property, certain owned buildings and land and other assets for approximately net book value, generating net proceeds of approximately $6.2 million. In the first quarter of fiscal 2002, the Company sold additional assets generating net proceeds of approximately $4.0 million (collectively the 'Asset Sales'). Substantially all of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended DIP. In addition, in the first quarter of fiscal 2002, the Company sold the businesses and substantially all of the assets of GJM Manufacturing Ltd. ('GJM'), a private label manufacturer of women's sleepwear and Penhaligon's Ltd. ('Penhaligon's'), a United Kingdom based retailer of perfumes, soaps, toiletries and other products. The sales of GJM and Penhaligon's generated approximately $20.1 million of net proceeds in the aggregate. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain of the Company's debt agreements ($4.8 million), (ii) reduce amounts outstanding under the Amended DIP ($4.2 million), (iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders ($9.4 million), and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and for any working capital valuation adjustments ($1.7 million). In the second quarter of fiscal 2002, the Company began the process of closing 25 of its outlet stores. The closing of the stores and the related sale of inventory at approximately net book value generated approximately $12 million of net proceeds which were used to reduce amounts outstanding under the Amended DIP in fiscal 2002.

    Administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors and, consequently, the Company's consolidated results of operations. Future results of operations may also be adversely affected by other factors relating to the Chapter 11 Cases. See 'Risk Factors' below.

(B) RESTATEMENT OF FINANCIAL STATEMENTS

    In June 2001, during the course of reviewing its business operations, the Company became aware of certain accounting errors involving the recording of inter-company pricing arrangements, the recording of accounts payable primarily related to the purchase of inventory from suppliers and the accrual of certain liabilities. The errors were related to the Company's Designer Holdings Ltd. ('Designer Holdings') subsidiary. The correction of these errors, together with additional errors primarily related to the recording of accounts payable and inventory discovered in certain of the Company's European subsidiaries in connection with the Company's year-end closing for fiscal 2001, has caused the Company to restate its previously issued financial statements for the years ended January 1, 2000 and December 30, 2000 (fiscal 1999 and fiscal 2000, respectively), its previously issued financial results for each of the quarterly periods in fiscal 1999 and fiscal 2000 and for the fiscal 2001 quarter ended April 7, 2001. The Company reduced previously reported net income by $4,132,000 (net of income tax benefit of $2,703,000), or $0.07 per share, for fiscal 1999, increased its previously reported net loss by $45,788,000 (net of income tax benefit of $137,000), or $0.87 per share, for fiscal 2000 and increased its previously reported net loss by $1,116,000 (no income tax effect), or $0.02 per share, for the fiscal 2001 quarter ended April 7, 2001 (collectively, the 'Restatements'). The components of the Restatements and their effect on previously issued financial statements are set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in
Note 2 and Note 25 of Notes to Consolidated Financial Statements.

    The Company began an internal investigation of the suspected accounting errors in June 2001. In August 2001, after reviewing the preliminary results of the internal investigation, the Audit Committee of the Board of Directors of the Company retained the law firm Dewey Ballantine LLP ('Dewey Ballantine') to investigate the suspected accounting errors at Designer Holdings. In addition, Dewey Ballantine retained FTI Consulting, Inc. ('FTI') to assist in the investigation and provide accounting expertise to Dewey Ballantine. Dewey Ballantine issued its report to the Audit Committee on February 6, 2002. Since the discovery of the accounting errors at Designer Holdings and at certain of the Company's European subsidiaries, the Company has replaced certain financial staff and has taken several steps to improve the accounting for inter-company purchases and the reconciliation of inter-company accounts.

    The Company estimates that the total cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $1,000,000. Approximately $681,000 of the cost of the investigation is included in the Company's results of operations for the year ended January 5, 2002 and the remaining $319,000 will be included in the results of operations in the first quarter of fiscal 2002.

(C) GENERAL DEVELOPMENT OF BUSINESS

    The Company's strategy is to capitalize on its brand names worldwide while broadening its channels of distribution and improving manufacturing efficiencies and cost controls. The Company operates in three business segments:
(i) Intimate Apparel, (ii) Sportswear and Accessories and (iii) Retail Stores, which accounted for 37%, 52% and 11%, respectively, of net revenues in fiscal 2001, and 33%, 46% and 21%, respectively, of the Company's gross profit for the same period. For additional information on the Company's net revenues and gross profit, see Item 6. Selected Financial Data.

    Intimate Apparel. The Intimate Apparel Division designs, manufactures, imports and markets moderate to premium priced intimate apparel and other products for women under the Warner's'r', Olga'r', Calvin Klein'r', Lejaby,'r' Rasurel'r' and Bodyslimmers'r' brand names. In addition, the Intimate Apparel Division designs, manufactures, imports and markets men's underwear under the Calvin Klein'r' brand name. The Intimate Apparel Division licenses and provides design support for White Stag women's sportswear. The Warner's and Olga brand names, which are owned by the Company, have been utilized for 128 and 61 years, respectively. All of the Company's continuing intimate apparel brands are owned.

    Sportswear and Accessories. The Sportswear and Accessories Division designs, manufactures, imports and markets (i) moderate to premium priced men's apparel and accessories under the Chaps by Ralph Lauren'r', Calvin Klein'r' and Catalina'r' brand names; (ii) better to premium priced women's and junior's apparel under the Calvin Klein and A.B.S. by Allen Schwartz'r' brand names; and
(iii) moderate to better priced swimwear and activewear under the Speedo'r', Speedo'r' Authentic Fitness'r', Catalina'r', Anne Cole'r', Cole of California'r', Lauren'r'/Ralph Lauren'r', Ralph'r'/Ralph Lauren'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r', Polo Sport-RLX'r', Sunset Beach'r' and Sandcastle'r' brand names. During fiscal 1999, the Company acquired Authentic Fitness Corporation ('Authentic Fitness') which designs, manufactures and markets swimwear, swim accessories and active fitness apparel under the brand names identified in (iii) above and activewear and swimwear under the Catalina brand name. In fiscal 1999, the Company also acquired A.B.S. Clothing Collections, Inc. ('ABS'), a contemporary designer of casual sportswear and dress lines sold through better department and specialty stores, and Chaps by Ralph Lauren -- Canada ('Chaps Canada'), the Canadian licensee for Chaps by Ralph Lauren ('Chaps') men's sportswear.

    Retail Stores. The Retail Stores Division is comprised of both outlet stores and full-price retail stores which sell the Company's products to the general public.

        Outlet Stores. The Company's business strategy with respect to its outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory. The Company's outlet stores are situated in areas where they generally do not compete with the Company's principal channels of distribution. As of January 5, 2002, the Company operated 86 outlet stores (64 in the U.S., seven in Canada, 13 in the United Kingdom, one in France and one in Spain). The Company opened one store and closed 47 stores during fiscal 2001. The Company closed 13 stores in the first four months of fiscal 2002 and currently plans to close 25 more stores during fiscal 2002. In May 2002, the Company contracted with a third party and sold the inventory of these 25 retail outlet stores at approximately net book value. The third party is selling the inventory, fixtures and other assets related to such stores. The Company generated approximately $12 million of net proceeds from this transaction.

        Full-price Retail Stores. The Company also operates Speedo Authentic Fitness full-price retail stores designed to appeal to participants in water and land-based fitness activities and to offer a complete line of Speedo and Speedo Authentic Fitness products throughout the year. As of January 5, 2002, the Company operated 95 Speedo Authentic Fitness full-price retail stores (93 in the U.S. and two in Canada). The Company closed 39 Speedo Authentic Fitness stores in 2001.

    The Company has continued to pay rent on individual outlet and full-price stores through the date the stores were closed in accordance with the terms of the individual leases. Substantially all of the closed stores had leases that expire after the date the store was closed. The Company has estimated the liability for these rejected retail leases consistent with the provisions of the Bankruptcy Code. Accrued rent related to the rejected leases is included in liabilities subject to compromise. Although the Company has made every effort to include all liabilities related to the rejected leases in the January 5, 2002 consolidated balance sheets, the ultimate amount of claims that are allowed as part of the Chapter 11 Cases may differ from the amounts recorded by the Company. The Company will continue to evaluate additional store closures and asset dispositions.

    Other. In fiscal 1998 and fiscal 1999, the Company invested $7.6 million to acquire a 3% equity interest in InterWorld Corporation, a provider of E-Commerce software systems and other applications for electronic commerce sites. This investment was sold during the first quarter of fiscal 2000 for approximately $50.4 million. The Company realized a pre-tax gain of $42.8 million upon the sale of this investment.

    The Company operates through its wholly-owned subsidiaries in Canada, Mexico, Europe and Asia. Export sales are not material. International operations generated $328.4 million, or 19.6%, of the Company's net revenues in fiscal 2001, compared with $357.7 million, or 15.9%, of the Company's net revenues in fiscal 2000, and $338.3 million, or 16.0%, of the Company's net revenues in fiscal 1999.

    The Company's products are distributed to approximately 20,000 customers operating approximately 50,000 department, specialty and mass merchandise stores, including such leading retailers in the United States as Dayton-Hudson, Macy's and other units of Federated Department Stores, The May Department Stores, J.C. Penney, Kohl's, Sears, Kmart and Wal-Mart and such leading retailers in Canada as The Hudson Bay Company and Zeller's. The Company's products are also distributed to such leading European retailers as House of Fraser, Harrods, Galeries Lafayette, Au Printemps, Karstadt, Kaufhof and El Corte Ingles, and to leading Mexican retailers such as Palacio de Hierro and Liverpool.

    No customer accounted for 10% or more of the Company's net revenues in any one of the three years in the period ended January 5, 2002.

(D) NARRATIVE DESCRIPTION OF BUSINESS.

Intimate Apparel

    The Company's Intimate Apparel Division designs, manufactures, and markets women's intimate apparel, which includes bras, panties, shapewear and daywear. The Company also designs and markets men's underwear. The Company has historically focused its intimate apparel products on the upper moderate to premium price range distributed through leading department and specialty stores.

    The intimate apparel division markets its lines under the following brand names:

           BRAND NAME                    PRICE RANGE                 TYPE OF APPAREL
           ----------                    -----------                 ---------------
Lejaby...........................     better to premium              intimate apparel
Bodyslimmers.....................     better to premium              intimate apparel
Calvin Klein.....................     better to premium      intimate apparel/men's underwear
Olga.............................           better                   intimate apparel
Rasurel..........................           better                       swimwear
Warner's.........................  upper moderate to better          intimate apparel
White Stag.......................          moderate          Women's sportswear, swimwear and
                                                                        activewear

    The Company owns the Warner's, Olga, Calvin Klein (underwear and intimate apparel), Lejaby, Rasurel, Bodyslimmers and White Stag brand names and trademarks which accounted for approximately 88% of the Company's Intimate Apparel Division's net revenues in fiscal 2001. The Company also manufactures intimate apparel on a private and exclusive label basis for certain specialty and department stores. The Warner's and Olga brands have been utilized for 128 years and 61 years, respectively. In fiscal 2001, the Company also marketed intimate apparel under the licensed Fruit of the Loom and Weight Watchers labels, which accounted for approximately 2.9% of the Intimate Apparel division's net revenues in fiscal 2001.

    The Intimate Apparel Division has subsidiaries in Canada and Mexico in North America, in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland and Germany in Europe, and in Costa Rica, the Dominican Republic and Honduras in Central America. International sales accounted for approximately 35.5% of the Intimate Apparel Division's net revenues in fiscal 2001 compared with 32.0% in fiscal 2000 and 28.7% in fiscal 1999. The Company has acquired the businesses of several former distributors and licensees of its Calvin Klein underwear products in previous years, including those in Canada, Germany, Italy, Portugal, Scandinavia and Spain. Net revenues attributable to the international divisions of the Intimate Apparel Division were $222.6 million, $257.8 million and $270.9 million in fiscal 2001, 2000 and 1999, respectively.

    The Company's intimate apparel products for the Warner's, Olga, Lejaby and Bodyslimmers labels are manufactured principally in the Company's facilities in North America, Central America, the Caribbean, France and Ireland and sourced from Tunisia. The Company's Calvin Klein products are primarily sourced from Morocco, Tunisia and the Far East. In fiscal 2000, as part of its restructuring initiatives, the Company closed five manufacturing facilities and one cutting center. See Note 5 of Notes to Consolidated Financial Statements. As part of the reorganization of the Company related to the Chapter 11 Cases, the Company expects to close additional facilities during fiscal 2002.

    The Intimate Apparel Division generally markets its product lines for three retail-selling seasons (spring, fall and holiday). Its revenues are generally consistent throughout the year, with 45.9%, 49.6% and 45.6% of the Intimate Apparel Division's net revenues occurring in the first half of fiscal 2001, 2000 and 1999, respectively.

Sportswear and Accessories

    The Sportswear and Accessories Division designs, manufactures, imports and markets men's and boy's jeanswear, khakis, swimwear and sportswear, men's accessories, and women's, junior's sportswear and jeanswear, active apparel and swimwear.

    The Sportswear and Accessories Division markets its lines under the following brand names:

        BRAND NAME               PRICE RANGE                      TYPE OF APPAREL
        ----------               -----------                      ---------------
Calvin Klein..............      better/premium        Men's, women's, junior's and children's
                                                    designer jeanswear, khakis and jeans-related
                                                          sportswear and men's accessories
A.B.S by Allen Schwartz...      better/premium       Women's and junior's casual sportswear and
                                                                      dresses
Ralph Lauren..............      better/premium              Women's and girl's swimwear
Polo Sport Ralph Lauren...      better/premium              Women's and girl's swimwear
Polo Sport-RLX............      better/premium              Women's and girl's swimwear
Lauren/Ralph Lauren.......      better/premium              Women's and girl's swimwear
Ralph/Ralph Lauren........      better/premium              Women's and girl's swimwear
Anne Cole.................      better/premium                    Women's swimwear
Speedo....................          better           Men's and women's competitive swimwear and
                                                        swim accessories, men's swimwear and
                                                       coordinating T-shirts, women's fitness
                                                         swimwear, Speedo Authentic Fitness
                                                         activewear and children's swimwear
Cole of California........  upper moderate/better                 Women's swimwear
Sandcastle................  upper moderate/better                 Women's swimwear
Sunset Beach..............  upper moderate/better                Junior's swimwear
Chaps by Ralph Lauren.....      upper moderate      Men's knit and woven sport shirts, sweaters,
                                                          swimwear, sportswear and bottoms
Catalina..................         moderate            Men's and women's sportswear, women's
                                                                      swimwear

    The Calvin Klein, Chaps by Ralph Lauren, Speedo, Anne Cole, Ralph Lauren, Polo Sport Ralph Lauren, Polo Sport-RLX, Lauren/Ralph Lauren and Ralph/Ralph Lauren brand names are licensed on an exclusive basis by the Company. See 'Risk Factors'.

    The Company acquired (i) Designer Holdings during the fourth quarter of 1997, (ii) a sub-license to produce Calvin Klein jeans and jeans-related products for children in the United States, Mexico and Central and South America in June 1998, (iii) a sub-license to distribute Calvin Klein jeans, jeans-related products and khakis for men and women in Mexico, Central America and Canada in June 1998, (iv) ABS during the third quarter of fiscal 1999, (v) a license for Chaps Canada in the second quarter of fiscal 1999 and
(vi) Authentic Fitness during the fourth quarter of fiscal 1999.

    International sales accounted for approximately 8.7% of net revenues of the Sportswear and Accessories Division in fiscal 2001, compared with 6.2% and 4.3% in fiscal 2000 and 1999, respectively. Net revenues attributable to international operations of the Sportswear and Accessories Division were $75.5 million, $75.6 million and $44.4 million in fiscal 2001, 2000 and 1999, respectively. This increase in international sales since fiscal 1999 reflects the acquisition of Authentic Fitness and sales growth in Chaps and Calvin Klein jeans in Mexico and Canada.

    Sportswear apparel (knit shirts, sweaters and other apparel) is sourced principally from suppliers based in Hong Kong, China and throughout Asia. Jeanswear is sourced principally from the United States, Mexico and Asia. Accessories are sourced from the United States, Europe and Asia. Swimwear is produced in the Company's manufacturing facilities in the United States and Mexico and is sourced from suppliers in the United States, Mexico, Central America and Asia.

    The Sportswear and Accessories Division, similar to the Intimate Apparel Division, generally markets its products for three retail selling seasons (spring, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences, market trends and to coincide with the appropriate selling season. Approximately 56.6% of the Sportswear and Accessories Division's products were sold in the first half of fiscal 2001. The Authentic Fitness business unit accounted for 35.8% of the Sportswear and Accessories Division's net revenues in fiscal 2001. Approximately 78.1% of Authentic Fitness (primarily swim and fitness related products) total fiscal 2001 net revenues were generated in the first half of fiscal 2001.

Retail Stores

    The Retail Stores Division is comprised of both outlet stores and full-price retail stores which sell the Company's products to the general public.

    The Company's business strategy with respect to its outlet stores is to provide a channel for disposing of the Company's excess and irregular inventory. The Company's outlet stores are situated in areas where they generally do not compete with the Company's principal channels of distribution. As of January 5, 2002 the Company operated 86 retail outlet stores. The Company closed 13 stores in the first four months of 2002 and currently plans to close 25 more stores during fiscal 2002. In May 2002, the Company contracted with a third party and sold the inventory of the 25 retail outlet stores to be closed at approximately net book value. The third party is also selling the fixtures and other assets related to such stores. The Company generated approximately $12 million of net proceeds from this transaction.

    In addition, the Company operates Speedo Authentic Fitness full-price retail stores designed to appeal to participants in water and land-based fitness activities and to offer a complete line of Speedo and Speedo Authentic Fitness products throughout the year. As of January 5, 2002, the Company operated 95 Speedo Authentic Fitness full-price retail stores (93 in the U.S. and two in Canada). The Company will continue to evaluate additional store closings and asset dispositions.

International Operations

    The Company has subsidiaries in Canada and Mexico in North America and in the United Kingdom, France, Belgium, Ireland, Spain, Italy, Austria, Switzerland, the Netherlands and Germany in Europe and Hong Kong, which engage in sales, manufacturing and marketing activities. See Note 8 of Notes to Consolidated Financial Statements. The Company's results of operations in these countries are influenced by the movement of foreign currency exchange rates. With the exception of the fluctuation in the rates of exchange of the local currencies in which these subsidiaries conduct their business, the Company does not believe that the operations in Canada, Western Europe and Hong Kong are subject to risks that are significantly different from those of the domestic operations. See 'Risk Factors'. Mexico has historically been subject to high rates of inflation and currency restrictions that may, from time to time, affect the Mexican operation. The Company also sells directly to customers in Mexico. Net revenues from these shipments represented approximately 2.5% of the Company's net revenues in fiscal 2001.

    The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, Ireland and France. The Company maintains warehousing facilities in Canada, Mexico, the United Kingdom, France and in the Netherlands (through a joint venture). The Intimate Apparel Division operates manufacturing facilities in Mexico and in the Caribbean pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. During fiscal 2000, the Company closed five manufacturing facilities, one cutting facility and seven warehouses. The Company expects to close or sell additional facilities during fiscal 2002. Because the Company has many potential sources of manufacturing, a disruption at any one facility will not significantly impact the Company.

    The majority of the Company's purchases which are imported into the United States are invoiced in United States dollars or Hong Kong dollars (which currently fluctuates with the United States dollar) and, therefore, are not subject to currency fluctuations.

Sales and Marketing

    The Intimate Apparel and Sportswear and Accessories Divisions sell to approximately 20,000 customers operating 50,000 department, mass merchandise and men's and women's specialty stores throughout North America and Europe.

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

    The Company utilizes various forms of advertising media. In fiscal 2001, the Company spent approximately $138.4 million, or 8.3% of net revenues, for advertising, marketing and promotion of its various product lines, compared with $141.3 million, or 6.3% of net revenues in fiscal 2000, and $118.0 million or 5.6% of net revenues in fiscal 1999. The Company participates in advertising on a cooperative basis with retailers, principally through newspaper advertisements.

Competition

    The apparel industry is highly competitive. The Company's competitors include apparel manufacturers of all sizes, some of which have greater resources than the Company. See 'Risk Factors'. In addition to competition from other branded apparel manufacturers, the Company competes in certain product lines with department store private label programs. The Company also competes with foreign producers.

Raw Materials

    The Company's raw materials are principally cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials used by the Intimate Apparel and Sportswear and Accessories Divisions are available from multiple sources.

Import Quotas

    A substantial portion of the Company's Sportswear and Accessories Division's products, as well as Calvin Klein men's and women's underwear, are manufactured by contractors located outside the United States. These products are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the Department of Commerce. Importation of goods from certain countries may be subject to embargo by United States Customs authorities if shipments exceed quota limits. The Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. The existence of import quotas has not, therefore, had a material effect on the Company's business. Substantially all of the Company's Intimate Apparel Division's products, with the exception of Calvin Klein men's and women's underwear, are manufactured in the Company's facilities located in Mexico, Central America, the Caribbean and Europe. The Company's policy is to have many manufacturing sources so that a disruption at any one facility will not significantly impact the Company; however, there can be no guarantee that a disruption will not occur in the future. See 'Risk Factors'.

Employees

    As of January 5, 2002, the Company and its subsidiaries employed 18,026 employees. Approximately 1.5% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

Trademarks and Licensing Agreements

    The Company has license agreements permitting it to manufacture and market specific products using the trademarks of others. The Company's exclusive license and design agreements for the Chaps by Ralph Lauren trademark expire on December 31, 2008. These licenses grant the Company an exclusive right to use the Chaps by Ralph Lauren trademark in the United States, Canada and Mexico. The Company's license to develop, manufacture and market designer jeanswear and jeans-related sportswear under the Calvin Klein trademark in North, South and Central America extends for an initial term expiring on December 31, 2034 and is extendable at the Company's option for a further 10 year term expiring on December 31, 2044. The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories expires June 30, 2004. See 'Risk Factors' and Item 3. Legal Proceedings -- 'Calvin Klein Litigation'.

    The Company has license agreements in perpetuity with Speedo International, Ltd. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo trademark and certain other trademarks including Speedo, Surf Walker'r', and Speedo Authentic Fitness. The Company's license to use the Speedo trademark and such other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean. Speedo International, Ltd. retains the right to use or license such brand names in other jurisdictions and actively uses or licenses such brand names throughout the world outside of the Company's licensed areas. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated, with respect to a particular territory in the event the Company does not pay royalties or abandons the trademark in such territory. Also, the license agreements may be terminated in the event the Company manufactures or is controlled by a company that manufactures racing/competitive swimwear, swimwear caps or swimwear accessories, under a different trademark, as specifically defined in the license agreements. The Company has certain rights to sublicense the Speedo trademark within the geographic regions covered by the licenses. See Item 3. Legal Proceedings -- 'Speedo Litigation'.

    In 1992, the Company entered into an agreement with Speedo Holdings B.V. and its successor, Speedo International, Ltd., granting certain irrevocable rights to the Company relating to the use of the Authentic Fitness name and service mark, which rights are in addition to the rights under the license agreements with Speedo International, Ltd. See Item 3. Legal Proceedings -- 'Speedo Litigation'.

    In October 1993, the Company entered into a worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the worldwide licensing agreement, the Company obtained the exclusive right in perpetuity to use the Anne Cole trademark for women's swimwear, activewear, beachwear and children's swimwear, subject to certain terms and conditions. Under the license, the licensee is required to pay certain minimum guaranteed annual royalties, to be credited against earned royalties, based on a percentage of net sales. Anne Cole and Anne Cole Design Studio Ltd. have the right to approve products bearing the licensed trademark, as set forth in the license.

    In 1993, the Company entered into a worldwide license agreement with Oscar de la Renta Licensing Corporation for the design, manufacture and marketing of women's and girls' swimwear and activewear under the Oscar de la Renta brand name. The agreement granting the exclusive right to use the Oscar de la Renta trademark was valid for a term up to and including March 31, 2002 and provided for the payment of certain minimum royalty payments to be credited against earned royalty payments for each year of the agreement. The license was not renewed upon its expiration on March 31, 2002.

    On February 1, 1998, the Company entered into an exclusive worldwide license agreement with The Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren, Polo Sport Ralph Lauren and Polo Sport-RLX brand swimwear for women and girls. Under the license, the Company produces and markets swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. Shipments under this license agreement began in January 1999. Effective January 1, 2001 the Lauren/Ralph Lauren and Ralph/Ralph Lauren marks were added to the license. The initial term of these agreements expire June 30, 2003; the Company is currently in negotiations to extend the license beyond its current expiration in 2003.

    In fiscal 1999, the Company entered into an exclusive licensing agreement for an initial term of five years, extendable for a further term of five years through July 2009 with Weight Watchers International, Inc., to manufacture and market shapewear and activewear for the mass market in the United States and Canada. The Company rejected this license agreement in connection with the Chapter 11 Cases. Amounts due to Weight Watchers International, Inc. as of the Petition Date are included in liabilities subject to compromise as of January 5, 2002.

    Through December 31, 2001, the Company had an exclusive license agreement to use the Fruit of the Loom trademark in the United States, its territories and possessions, Canada and Mexico. The Company terminated the Fruit of the Loom license agreement prior to the Petition Date.

    Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

    As noted above, certain of the Company's license agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on economic terms. See 'Risk Factors.'

    The Company owns or has other ownership rights in other trademarks, the most important of which are Warner's, Olga, Calvin Klein men's underwear and sleepwear, Calvin Klein women's intimate apparel and sleepwear, Lejaby, Rasurel, Bodyslimmers, White Stag, Catalina, A.B.S by Allen Schwartz, Sunset Beach, Sandcastle and Cole of California.

    The Company sub-licenses the White Stag and Catalina brand names to Wal-Mart for sportswear and other products. These agreements require the licensee to pay royalties and fees to the Company. The Company regularly monitors product design, development, quality, merchandising and marketing and schedules meetings throughout the year with third-party licensees to assure compliance with the Company's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control. The Company, on an ongoing basis, evaluates entering into distribution or license agreements with other companies that would permit such companies to market products under the Company's trademarks. Generally, in evaluating a potential distributor or licensee, the Company considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from licensing was approximately $16.1 million, $16.5 million and $17.7 million in fiscal 2001, 2000 and 1999, respectively.

    The Company believes that only the trademarks mentioned herein are material to the business of the Company.

Backlog

    A substantial portion of net revenues is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

(E) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

    The information required by this portion of Item 1 is incorporated herein by reference to Note 8 of Notes to Consolidated Financial Statements.

(F) RISK FACTORS

    This Annual Report may contain 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the sufficiency of the Amended DIP financing, the ability of the Company to satisfy the conditions and requirements of its credit facilities, the effects of the Chapter 11 Cases on the operation of the Company, the Company's ability to obtain court approval with respect to motions in the Chapter 11 Cases prosecuted by it from time to time, the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases, the effect of national, international and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly introduced product lines, financial difficulties encountered by customers, the ability of the Company to attract, motivate and retain key executives and employees and the ability of the Company to attract and retain customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words 'believe,' 'anticipate,' 'expect,' 'estimate,' 'project,' 'will be,' 'will continue,' 'will likely result,' or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock. These risks include, but are not limited to, the following:

The Company faces significant challenges in connection with its bankruptcy reorganization.

    On June 11, 2001, the Company, 37 of 38 of its U.S. subsidiaries and Warnaco Canada filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered for procedural purposes. Since the Petition Date, the Debtors have been operating their business as debtors-in-possession pursuant to the Bankruptcy Code. There can be no assurance that the Company will be successful in reorganizing under the Chapter 11 Cases. If the Company is not successful in reorganizing under the Chapter 11 Cases, it could face liquidation.

The Company's financial statements assume it will continue as a 'going concern'. Because of the Chapter 11 Cases there is substantial doubt in this regard.

    Based on current and anticipated levels of operations and assuming consummation of a plan of reorganization, management believes that the Company will continue as a 'going concern'. Accordingly, the Company's consolidated financial statements included herein have been prepared assuming the Company will continue as a 'going concern'. Because of the Company's recurring losses from operations, stockholder's capital deficiency and the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about the Company's ability to continue as a 'going concern'. The continuation of the Company as a 'going concern' is contingent upon, among other things,
(i) its ability to formulate a plan of reorganization that will gain the approval of the parties required by the Bankruptcy Code and be confirmed by the Bankruptcy Court, (ii) the Company's ability to comply with the terms of the Amended DIP, (iii) its ability to return to profitability and (iv) its ability to generate sufficient cash flows from operations and obtain financing to meet future obligations. These matters create substantial doubt about the Company's ability to continue as a 'going concern'. If the 'going concern' basis was not appropriate for the Company's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

    The amounts reported in the consolidated financial statements included elsewhere in this Annual Report do not reflect all of the adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of the adoption of a plan of reorganization. Adjustments necessitated by the plan of reorganization could materially change the amounts reported in the consolidated financial statements included herein.

The Company's capital resources are limited and the Company has limited access to additional financing.

    Based on current and anticipated levels of operations and assuming consummation of a plan or plans of reorganization on or prior to June 11, 2003, the Company believes that the Company's cash flows from operations, together with amounts available under the Amended DIP, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. The Amended DIP will terminate on the earlier of June 11, 2003 or the effective date of a plan or plans of reorganization. If a plan or plans of reorganization are not consummated in accordance with their terms on or prior to June 11, 2003, the Company would be required to extend the term of the Amended DIP or obtain alternative financing. The Company can provide no assurance that such an extension would be granted or that alternative financing would be available on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's access to alternative financing in such a scenario would be very limited. Furthermore, in the event that cash flows, together with available borrowings under the Amended DIP or alternative financing arrangements, are not sufficient to meet the Company's cash requirements, the Company may be required to reduce planned capital expenditures, sell additional assets and seek other sources of capital. The Company can provide no assurance that such actions would be sufficient to cover any cash shortfalls. Management believes that, assuming consummation of a plan or plans of reorganization in accordance with its terms and achievement of the Debtors' business plan and strategy, the reorganized Company will have sufficient liquidity for the reasonably foreseeable future.

The Company is subject to restrictions on the conduct of its business.

    The Debtors are operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 Cases, the Debtors are required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, although the Debtors may sell assets and settle liabilities (including for amounts other than those reflected on the Debtors' consolidated financial statements) with the approval of the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will approve any sales or settlements proposed by the Debtors. The Bankruptcy Court also has the authority to oversee and exert control over the Debtors' ordinary course operations.

    In addition, the Amended DIP contains restrictive covenants that require the Company to maintain minimum levels of EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and other items as set forth in the agreement), restrict investments, limit the annual amount of capital expenditures, prohibit paying dividends and prohibit the Company from incurring material additional indebtedness. The Company has secured extensions of deadlines with respect to certain asset sales and certain filing requirements through August 30, 2002. There can be no assurance that the Company will satisfy the covenants as extended or that further extensions will be granted. Certain restrictive covenants are subject to adjustment in the event the Company sells certain business units and/or assets. In addition, the Amended DIP provides that the net proceeds of asset sales outside the ordinary course of business will be used to repay amounts borrowed under the Amended DIP.

    As a result of the restrictions described above, the ability of the Company to respond to changing business and economic conditions may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial.

The Chapter 11 Cases may have a material adverse effect on relationships with suppliers or vendors.

    While the Company has not experienced any significant disruption in its relationships with its suppliers or vendors, the Company may have difficulty maintaining existing or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases. The Company's suppliers and vendors could stop providing supplies or services to the Company or provide such supplies or services only on 'cash on delivery,' 'cash on order,' or other terms that could have an adverse impact on the Company's short-term cash flows.

The Company may have difficulty attracting and retaining key personnel.

    The Company believes that its future success will be dependent upon its ability to attract and retain skilled managers and other personnel. Since the Petition Date, the Company has been able to retain many of its key employees through retention programs and has attracted new employees to several key positions. However, no assurance can be given that the Company will be able to continue to attract and retain such personnel in the future.

The Company's reorganization will require substantial effort by management.

    The Company has strengthened its management by hiring a new Chief Executive Officer and a new Chief Financial Officer. In addition, the Company has hired Presidents for several of its key business groups and/or units including the Intimate Apparel, Sportswear and Swimwear Divisions. The Company has also supplemented its management staff where appropriate. Nonetheless, the Company's senior management has been and may continue to be required to expend a substantial amount of time and effort in connection with the reorganization process which could have a disruptive impact on management's ability to focus on the operation of the Company's business.

The Company's reorganization may effect changes in management.

    The bankruptcy and reorganization process could affect the composition of the board of directors and senior management following the consummation of a plan or plans of reorganization.

The Company's financial success is linked to the success of its customers, commitment to the Company's products and its ability to satisfy and maintain its customers.

    The Company's financial success is directly related to the success of its customers and the willingness of these customers, in particular the Company's major customers, to continue buying the Company's products. Sales to the Company's five largest customers represented approximately 29.3%, 31.6% and 36.3% of net revenues during fiscal 2001, 2000 and 1999, respectively.

    The Company does not have long-term contracts with any of its customers. Sales to customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer or the Company. Accordingly, the number of unfilled orders at any given time is not indicative of the number that will eventually be shipped. If the Company cannot fill customers' orders on time, relationships with customers may suffer, and this could have an adverse effect on the Company, especially if the relationship is with a major customer. Furthermore, if any of the Company's major customers experiences a significant downturn in its business, or fails to remain committed to the Company's programs or brands, such customer(s) may reduce or discontinue purchases from the Company. The loss of a major customer or reduction in the amount of the Company's products purchased by several of the Company's major customers could have a material adverse effect on the Company's business, results of operations and financial condition.

Adverse retail industry conditions may have a negative effect on the Company's business, financial condition and results of operations.

    The Company sells its products to a number of major retailers that have experienced financial difficulties during past years. Some of these retailers have previously sought protection under the Bankruptcy Code. In addition, some of the Company's current retail customers may seek protection under the Bankruptcy Code or state insolvency laws in the future. As a result of these financial difficulties and bankruptcy and insolvency proceedings, the Company may be unable to collect some or all amounts owed by these retail customers. In addition, all or part of the operations of a retail customer that seeks bankruptcy or other debtor protection may be discontinued, or sales of the Company's products to the customer may be curtailed or terminated as a result of bankruptcy or insolvency proceedings. There can be no assurance that the Company will not be adversely affected by retail industry conditions in the future.

The Company competes with manufacturers and retailers in the highly competitive apparel industry.

    The Company's products compete with many designer and non-designer product lines. The Company's products compete primarily on the basis of price, quality and the Company's ability to satisfy customer orders in a timely manner. Failure to satisfy any one of these factors could cause the Company's customers to purchase products from its competitors. Many of the Company's competitors and potential competitors have greater financial, manufacturing and distribution resources than the Company. If manufacturers or retailers become more successful in competing with the Company, it could have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in the price, availability and quality of fabrics or other raw materials could increase the Company's cost of sales and reduce its ability to meet customers' demands.

    The principal fabrics used in the Company's apparel consist of cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. The price paid for these fabrics is mostly dependent on the market prices for the raw materials used to produce them, namely cotton, wool, silk, rayon and polyester. Depending on a number of factors, including crop yields and weather patterns, the market price of these raw materials may fluctuate significantly. While raw materials are available to the Company from various sources of supply, any disruption in the Company's ability to obtain raw materials of usable quality in sufficient quantities could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company's ability to successfully conduct assembly and production operations in facilities in foreign countries depends on many factors beyond its control.

    The Company maintains manufacturing facilities in Mexico, Honduras, Costa Rica, Ireland and France. In addition, the Company sources products from contractors located in Mexico, Central America, Morocco, Tunisia, China (including Hong Kong) and Asia. Manufacturing in foreign countries requires the Company to order products further in advance to account for transportation time. If the Company overestimates customer demand, it may have to hold goods in inventory, and may be unable to sell these goods at the same margins as in the past. On the other hand, if the Company underestimates customer demand, it may not be able to fill orders on time.

    Other problems the Company may encounter by manufacturing in foreign countries include, but are not limited to, work stoppages, transportation delays and interruptions, delays and interruptions from natural disasters, political instability, economic disruptions, expropriation, nationalization, imposition of tariffs, imposition of import and export controls and changes in government policies.

    Because the Company owns foreign facilities, it is subject to additional risks associated with owning and operating manufacturing facilities abroad. For example, a facility operated in a foreign country may become subject to labor laws and government regulations in the foreign country. If the laws are unfavorable to the Company's operations in any foreign country, the Company could experience a loss in revenues, customer orders and customer goodwill.

The Company's imported products are subject to certain restrictions and tariffs.

    The Company's import operations may be subject to bilateral textile agreements between the United States and a number of other countries. These agreements establish quotas for the amount and type of goods that can be imported into the United States from these countries. These agreements also allow the United States, in certain circumstances, to impose restraints at any time on the importation of additional or new categories of merchandise. Future bilateral textile agreements may also contain similar restraints. Excluding the countries covered under Caribbean Basin Trade Partnership Act ('CBTPA') and North American Free Trade Agreement ('NAFTA'), the Company's imported products are also subject to U.S. customs duties. The United States and the countries in which the Company manufactures its products may adjust quotas, duties, tariffs or other restrictions currently in effect. There can be no assurance that any adjustments would benefit the Company. These same countries may also impose new quotas, duties, tariffs or other restrictions. Furthermore, the United States may bar imports of products that are made by convicts or forced or indentured labor. The United States may also withdraw the 'most favored nation' status of certain countries which could result in the imposition of higher tariffs on products imported from those countries. Any of these changes could have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in foreign exchange rates will affect the Company's operating results and financial position.

    Fluctuations between the U.S. dollar and the currencies of each of the countries in which the Company operates have affected and will continue to affect the results of international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The results of operations and financial condition of the Company's businesses will be affected by the relative strength of the currencies in countries where its products are currently sold. The Company's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

The Company's success depends in part on predicting fashion trends and successfully developing new products to meet consumer demand.

    The apparel industry is subject to rapidly changing consumer demands and preferences. The Company believes that its success depends on its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends. There can be no assurance that the Company will be successful in this regard. If fashion trends shift away from the Company's products, or if the Company otherwise misjudges the market for its product lines, resulting in a decline in sell-through rates at retail, the Company may be faced with conditions which could have a negative effect on the Company's financial condition and results of operations.

    Changing consumer demands and fashion trends also require the Company to continually design and deliver new products and new product lines. As is typical with new products, demand for and market acceptance of new products introduced by the Company are subject to uncertainty. There can be no assurance that the Company's efforts will be successful. In addition, the failure of new products or new product lines to gain sufficient market acceptance could negatively affect consumer demand for the Company's other products.

The Company's use of its trademarks and licenses to use other trademarks may subject the Company to claims or challenge.

    The Company uses many trademarks and product designs in its business, some of which have been registered with the United States Patent and Trademark Office and others of which are used under license from third parties or have been purchased from third parties. The Company believes these registered and common law trademarks, designs and other proprietary rights are important to its competitive position and success. The use and registration of the Company's trademarks, patents and product designs may be challenged periodically.

    Despite efforts to the contrary, the Company's trademarks, patents, designs and proprietary rights may violate the proprietary rights of others. If any of the Company's trademarks or other proprietary rights are found to violate the proprietary rights of others or are subjected to some other challenge, there can be no assurance that the Company will be permitted to continue using these particular trademarks or other proprietary rights. Furthermore, if the Company is sued for alleged infringement of another's proprietary rights, the party claiming infringement might have greater resources than the Company to pursue its claims and the Company could be forced to incur substantial costs to defend the litigation. Moreover, if the party claiming infringement prevails, the Company could be forced to discontinue the use of the trademark, patent or design and/or pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party.

    Pursuant to licensing agreements, the Company also has exclusive rights to use trademarks owned by other companies in promoting, distributing and selling their products. The Company has periodically been involved in disputes or litigation regarding these licensing agreements. See Item 3. Legal Proceedings. There can be no assurance that these licensing agreements will remain in effect. In addition, any future disputes concerning these licenses may cause the Company to incur significant litigation costs or force the Company to suspend use of the trademarks. The Company anticipates that it will seek to assume certain licenses under applicable provisions of the Bankruptcy Code. See 'Narrative Description of Business -- Trademarks and Licensing Agreements'. However, there can be no assurance that such assumptions will be approved by the Bankruptcy Court.

    Certain of the Company's licensing agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on economic terms.

    As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of January 5, 2002, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally are either excused or suspended during the Chapter 11 Cases.

    The Company expects to assume certain of its license agreements as part of its plan or plans of reorganization. The assumption of any executory contracts, including licenses, is subject to the approval of the Company's plan or plans of reorganization by the Bankruptcy Court or other order of the court. There can be no assurance that the Company will be successful in its efforts to assume these licenses.

Investments in the Company's common stock and other financial instruments are highly speculative.

    As a result of the amount and character of the Company's pre-petition indebtedness, the shortfall between the Company's projected enterprise value and the amount necessary to satisfy the claims, in full, of its secured and unsecured creditors and the impact of the provisions of the Bankruptcy Code applicable to confirmation of a plan or plan of reorganization, the Company believes that it is highly unlikely that current holders of common stock or preferred securities of the Company or its subsidiaries will receive any distribution under any plan of reorganization or liquidation of the Company.

    Certain of the Company's financial instruments (for example, pre-petition debt) trade in markets for debt securities and other instruments. The Company expects that holders of the Company's financial instruments will receive substantially less than face value in any plan or plans of reorganization approved by the Bankruptcy Court. Because of the likelihood that holders of these instruments will receive substantially less than face value, investment in these instruments continues to be highly speculative.

ITEM 2. PROPERTIES.

    The principal executive offices of the Company are located at 90 Park Avenue, New York, New York 10016 and are occupied pursuant to a lease that expires in 2004. In addition to its executive offices, the Company leases offices in Connecticut, California and New York, pursuant to leases that expire between 2003 and 2008.

    The Company has five domestic manufacturing and warehouse facilities located in California, Georgia and Pennsylvania and 46 international manufacturing and warehouse facilities located in Canada, Costa Rica, France, Honduras, Ireland, Mexico, the Netherlands (through a joint venture) and the United Kingdom. Certain of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns four of its domestic and three of its international facilities. The owned facilities are subject to certain liens. The rest of the facilities are leased. Lease terms, except for month-to-month leases, expire between 2002 and 2020. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- 'Fiscal 2001 -- Reorganization Items'.

    The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; Mexico City, Mexico; Paris, France; Cologne, Germany; Hong Kong; Milan, Italy; and Lausanne, Switzerland. The sales office leases expire between 2002 and 2008 and are generally renewable at the Company's option. The Company also occupies office space in London, England subject to a freehold lease which expires in 2114. The Company currently leases 86 outlet store locations and 95 Speedo Authentic Fitness retail stores sites. Outlet store and retail leases, expire between 2002 and 2008 and are generally renewable at the Company's option. See also Item 1. Business -- 'General Development of Business -- Retail Stores'.

    All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well maintained equipment and sufficient capacity to handle present volumes.

ITEM 3. LEGAL PROCEEDINGS.

    As a consequence of the Chapter 11 Cases, all pending claims and litigation against the Company and its filed subsidiaries have been automatically stayed pursuant to Section 362 of the Bankruptcy Code absent further order of the Bankruptcy Court. Below is a summary of legal proceedings the Company believes to be material.

    Calvin Klein Litigation. On May 30, 2000, Calvin Klein, Inc. ('CKI') and the Calvin Klein Trademark Trust filed a complaint in the U.S. District Court in the Southern District of New York

(Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc., et al.,
No. 00 CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities and Linda Wachner alleging, inter alia, claims for breach of contract and trademark violations.

    Certain defendants filed counterclaims against CKI for, inter alia, breach of the jeanswear and men's accessories licenses and breach of fiduciary duty, and against CKI and Calvin Klein personally for tortious interference with business relations, defamation and trade libel. CKI subsequently filed additional claims against CKJ Holdings, Inc. and Calvin Klein Jeanswear Company in the Supreme Court of the State of New York.

    On January 22, 2001, the parties entered into a confidential settlement agreement whereby they agreed, inter alia, to the dismissal of all claims and counterclaims asserted in both actions with prejudice and without the payment of any sum of money by any party to any other party.

    Speedo Litigation. On September 14, 2000, Speedo International Limited ('SIL') filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB) (the 'Speedo Litigation'), against The Warnaco Group, Inc. and various other Warnaco entities (the 'Warnaco Defendants') alleging claims, inter alia, for breach of contract and trademark violations (the 'Speedo Claims'). The complaint seeks, inter alia, termination of certain licensing agreements, injunctive relief and damages.

    On November 8, 2000, the Warnaco Defendants filed an answer and counterclaims against SIL seeking, inter alia, a declaration that the Warnaco Defendants have not engaged in trademark violations and are not in breach of the licensing agreements, and that the licensing agreements at issue (the 'Speedo Licenses') may not be terminated.

    On or about October 30, 2001, SIL filed a motion in the Bankruptcy Court seeking relief from the automatic stay to pursue the Speedo Litigation in the District Court, and have its rights determined there through a jury trial (the 'Speedo Motion'). The Debtors opposed the Speedo Motion, and oral argument was held on February 21, 2002. On June 11, 2002, the Bankruptcy Court denied the Speedo Motion on the basis that, inter alia, (i) the Speedo Motion was premature, and (ii) the Bankruptcy Court has core jurisdiction over resolution of the Speedo Claims. Accordingly, the material issues raised by the Speedo Claims will likely be decided by the Bankruptcy Court in the context of assumption or rejection of the Speedo Licenses or the confirmation of the Company's plan or plans of reorganization.

    The Company believes the Speedo Claims to be without merit and intends to vigorously dispute them and pursue its counterclaims.

    Wachner Claim. On January 18, 2002, Mrs. Linda J. Wachner, former President and Chief Executive Officer of the Company filed a proof of claim in the Chapter 11 Cases related to the post-petition termination of her employment with the Company. See Part III. Item 11. Executive Compensation -- 'Employment Agreements'.

    Shareholder Class Actions. Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors (the 'Shareholder I Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 19, 2000 (the 'Class Period'), allege, inter alia, that the defendants violated the Securities Exchange Act of 1934, as amended (the 'Exchange Act') by artificially inflating the price of the Company's stock and failing to disclose certain information during the Class Period.

    On November 17, 2000, the Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal. On July 23, 2002, plaintiffs' motion for reconsideration was denied.

    The Shareholder I Class Action has been stayed against the Company pursuant to Section 362 of the Bankruptcy Code and is not expected to have a material impact on the Company's financial statements.

    Between April 20, 2001 and May 31, 2001, five putative class action complaints against the Company and certain of its officers and directors were filed in the U.S. District Court for the Southern

District of New York (the 'Shareholder II Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 29, 2000 and April 18, 2001 (the 'Second Class Period'), allege, inter alia, that defendants violated the Exchange Act by artificially inflating the price of the Company's stock and failing to disclose negative information during the Second Class Period.

    On August 3, 2001, the Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346
(MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain current and former officers and directors of the Company, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002 the defendants filed motions to dismiss the second amended complaint, which motions are pending.

    Shareholder Derivative Suits. On October 13, 2000, a shareholders' derivative complaint was filed on behalf of the Company in the U.S. District Court for the Southern District of New York, styled Widdicombe, derivatively on behalf of The Warnaco Group, Inc. v. Linda J. Wachner, et al., No. 00 Civ. 7816
(LMM), naming certain of the Company's officers and directors as defendants (the 'Individual Defendants') and the Company as a nominal defendant. The complaint filed on October 13, 2000 asserted claims on the Company's behalf for, inter alia, breach of fiduciary duty, corporate waste and unjust enrichment, and sought, inter alia, damages, punitive damages, and the imposition of a constructive trust upon the assets of the Individual Defendants. The complaint was subsequently withdrawn voluntarily.

    SEC Investigation. As previously disclosed, the staff of the Securities and Exchange Commission (the 'SEC') has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with the preparation and publication of various financial statements and other public statements. The Company has cooperated in that investigation. On July 18, 2002, the SEC staff informed the Company that it intends to recommend that the SEC authorize an enforcement action against the Company and certain persons who have been employed by or affiliated with the Company since prior to January 3, 1999 alleging violations of the federal securities laws. The SEC staff has invited the Company to make a Wells Submission describing the reasons why no such action should be brought. The Company intends to make a Wells Submission. The Company does not expect the resolution of this matter as to the Company to have a material effect on the Company's financial condition, results of operation or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Company's Class A Common Stock, $0.01 par value per share (the 'Common
Stock'), was traded on the New York Stock Exchange (the 'NYSE') under the symbol 'WAC' until the NYSE suspended trading of the Common Stock on June 11, 2001. The table below sets forth, for the periods indicated through June 11, 2001, the high and low sales prices of the Common Stock, as reported on the New York Stock Exchange Composite Tape and the high and low sales prices of the Common Stock as reported on the over-the-counter electronic bulletin board (the 'OTCBB') from June 12, 2001 through June 28, 2002.

                                                                                   DIVIDEND
                                                                HIGH       LOW     DECLARED
                                                                ----       ---     --------
2000
First Quarter...............................................  $13.8750   $9.6250    $0.09
Second Quarter..............................................  $11.6250   $6.6875    $0.09
Third Quarter...............................................  $ 7.7500   $3.8125    $0.09
Fourth Quarter..............................................  $ 3.5625   $1.4375     --
2001
First Quarter...............................................  $ 5.3200   $1.1200     --
Second Quarter (through June 11, 2001)(a)...................  $ 1.5000   $0.3900     --
Second Quarter (from June 12, 2002)(a)......................  $ 0.1550   $0.0570     --
Third Quarter...............................................  $ 0.2245   $0.0600     --
Fourth Quarter..............................................  $ 0.2500   $0.0200     --
2002
First Quarter...............................................  $ 0.0750   $0.0350     --
Second Quarter..............................................  $ 0.0600   $0.0210     --

---------
 (a) Since June 11, 2001, the Common Stock has traded on the OTCBB under the symbol 'WACGQ.PK'. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

                              -------------------

    As of July 30, 2002, there were 304 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.
    From January 2000 through December 2000 the Company paid a quarterly cash dividend of $0.09 per share. The Company suspended payment of its quarterly cash dividend in December 2000. The Amended DIP prohibits the Company from paying dividends or making distributions in respect of the Common Stock.
    As a result of the amount and character of the Company's pre-petition indebtedness, the shortfall between the Company's projected enterprise value and the amount necessary to satisfy the claims, in full, of its secured and unsecured creditors and the impact of the provisions of the Bankruptcy Code applicable to confirmation of a plan or plan of reorganization, the Company believes that it is highly unlikely that current holders of common stock or preferred securities of the Company or its subsidiaries will receive any distribution under any plan of reorganization or liquidation of the Company. See
Item 1. Business -- 'Risk Factors'.

ITEM 6. SELECTED FINANCIAL DATA.
    Set forth below is selected consolidated financial information for the five years in the period ended January 5, 2002. The selected financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The Company's statements of operations and balance sheets for the 1999 and 2000 fiscal years and for the first quarter of fiscal 2001 have been restated. See Management's Discussion and Analysis of Financial Position and Results of Operations and Notes 2 and 25 of Notes to Consolidated Financial Statements.
    In fiscal 2000, the Company restated its ending balance sheet for fiscal 1997 by adjusting stockholders' equity as of January 3, 1998. This restatement reflects adjustments to accounts receivable and other items and did not have an impact on net income (loss) for any subsequent period. The Company's previous independent auditors did not issue a consent with respect to the inclusion of their report on the consolidated financial statements for fiscal 1997 and fiscal 1998 in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. As a result, the selected financial information included below for the years ended January 3, 1998 and January 2, 1999 are unaudited.
    The historical results presented below may not be indicative of future results.

                                                                       FISCAL YEAR ENDED
                                                   (DOLLARS IN MILLIONS, EXCLUDING SHARE AND PER SHARE DATA)
                                         ------------------------------------------------------------------------------
                                           JANUARY 3,       JANUARY 2,
                                         1998(a)(b)(e)    1999(c)(d)(e)    JANUARY 1,      DECEMBER 30,     JANUARY 5,
                                          (UNAUDITED)      (UNAUDITED)      2000 (i)     2000(f)(g)(h)(j)     2002(k)
                                          -----------      -----------      --------     ----------------     -------
Consolidated Statement of Operations
  Data:
    Net revenues.......................   $   1,426.5      $   1,950.3     $   2,114.2      $  2,249.9      $   1,671.3
    Gross profit.......................         364.0            537.2           681.8           404.5            296.9
    Reorganization items...............       --               --              --             --                  177.8
    Operating income (loss)............           7.8             85.6           205.4          (220.5)          (580.9)
    Investment income (loss), net......       --               --              --                 36.9             (6.6)
    Interest expense...................          45.9             63.8            81.0           172.2            122.8
    Income (loss) before cumulative
      effect of change in accounting
      principle........................         (21.7)            14.1            93.7          (376.9)          (861.2)
    Cumulative effect of change in
      accounting principle, net of
      taxes............................       --                 (46.3)        --                (13.1)         --
    Net income (loss) applicable to
      Common Stock.....................         (21.7)           (32.2)           93.7          (390.0)          (861.2)
    Dividends on Common Stock..........          17.3             22.4            20.3            13.0          --
Per Share Data:
Income (loss) before cumulative effect
  of change in accounting principle
    Basic..............................   $     (0.41)     $      0.23     $      1.68      $    (7.14)     $    (16.28)
    Diluted............................   $     (0.41)     $      0.22     $      1.65      $    (7.14)     $    (16.28)
Net income (loss):
    Basic..............................   $     (0.41)     $     (0.52)    $      1.68      $    (7.39)     $    (16.28)
    Diluted............................   $     (0.41)     $     (0.51)    $      1.65      $    (7.39)     $    (16.28)
Dividends declared.....................   $      0.32      $      0.36     $      0.36      $     0.27      $   --
Weighted average number of shares
  outstanding used in computing
  earnings per share:
    Basic..............................    52,813,982       61,361,843      55,910,371      52,783,379       52,911,005
    Diluted............................    52,813,982       63,005,358      56,796,203      52,783,379       52,911,005
Divisional Summary Data:
  Net revenues:
    Intimate Apparel...................   $     934.9      $     944.8     $     943.4      $    806.8      $     626.3
    Sportswear and Accessories.........         423.0            875.3         1,022.8         1,227.5            869.4
    Retail Stores......................          68.6            130.2           148.0           215.6            175.6
                                          -----------      -----------     -----------      ----------      -----------
                                          $   1,426.5      $   1,950.3     $   2,114.2      $  2,249.9      $   1,671.3
                                          -----------      -----------     -----------      ----------      -----------
                                          -----------      -----------     -----------      ----------      -----------
Percentage of net revenues:
    Intimate Apparel...................          65.5%            48.4%           44.6%           35.9%            37.5%
    Sportswear and Accessories.........          29.7%            44.9%           48.4%           54.5%            52.0%
    Retail Stores......................           4.8%             6.7%            7.0%            9.6%            10.5%
                                          -----------      -----------     -----------      ----------      -----------
                                                100.0%           100.0%          100.0%          100.0%           100.0%
                                          -----------      -----------     -----------      ----------      -----------
                                          -----------      -----------     -----------      ----------      -----------
Consolidated Balance Sheet Data:
    Working capital....................   $     285.0      $     (38.3)    $     229.8      $ (1,484.2)     $     448.4(l)
    Total assets.......................       1,631.4          1,761.2         2,753.2         2,342.1          1,985.5
    Liabilities subject to
      compromise.......................       --               --              --             --                2,439.4
    Amended DIP........................       --               --              --             --                  155.9
    Long-term debt (excluding current
      maturities)......................         354.3            411.9         1,188.0        --                --     (m)
    Company-obligated mandatorily
      redeemable convertible preferred
      securities.......................         100.8            101.8           102.9           103.4          --     (m)
    Stockholders' equity
      (deficiency).....................         723.6            552.1           533.2            27.2           (851.3)

                                                        (footnotes on next page)

(footnotes from previous page)

 (a) The fiscal 1997 financial statements were restated in fiscal 1998 to reflect $57.0 million ($35.4 million net of income tax benefit or $0.67 per diluted share) of charges related to an adjustment for inventory production and inefficiency costs. The restatement resulted from flaws in the Company's Intimate Apparel Division inventory costing control systems.
 (b) Fiscal 1997 reflects the acquisition of Designer Holdings during the fourth quarter and includes pre-tax charges related to the merger and integration of 1996 and 1997 acquisitions and the completion in 1997 of certain consolidation and restructuring actions announced in 1996. Total restructuring and special charges were $131.8 million. In addition, fiscal 1997 includes operating losses of the discontinued Hathaway dress shirt operation of $4.0 million and non-recurring losses of GJM of $1.1 million for a total of $5.1 million.
 (c) Fiscal 1998 includes restructuring and special charges of $89.9 million relating to the continuing strategic review of facilities, products and functions and other items. In addition, fiscal 1998 includes operating losses of discontinued product lines and styles of $5.3 million. Also included in fiscal 1998 operating earnings is the current year impact related to the change in accounting for pre-operating costs described in note (d) below of $40.8 million and charges related to an adjustment for inventory production and inefficiency costs of $49.6 million.
 (d) Effective fiscal 1998, the Company early adopted the provisions of SOP 98-5 which requires, among other things, that certain pre-operating costs, which had previously been deferred and amortized, be expensed as incurred. The Company recorded the impact as the cumulative effect of a change in accounting principle of $46.3 million, net of income tax benefits, or $0.73 per diluted share.
 (e) The fiscal 1997 balance sheet has been restated reducing stockholders' equity by $26 million. This restatement reflects adjustments to accounts receivable and other items and has no effect on reported net income in any subsequent year. The Company's previous independent auditors did not issue a consent for the Company's consolidated financial statements for fiscal 1997 and 1998. As a result, the selected financial information for the years ended January 3, 1998 and January 2, 1999 is unaudited.
 (f) Fiscal 2000 includes special charges of $269.6 million relating to the Company's initiatives to consolidate operations and discontinue unprofitable product lines. Also included in fiscal 2000 is investment income of $36.9 million resulting from a $42.8 million gain on the Company's sale of its investments in the InterWorld Corporation, net of losses from its Equity Agreements of $5.9 million.
 (g) Fiscal 2000 includes the impact of a change in accounting of $13.1 million (net of income tax benefit of $8.6 million) or $0.25 per diluted share related to a change in the method of valuation of inventory in the Company's retail outlet stores.
 (h) Fiscal 2000 includes a tax provision for the U.S. deferred tax asset valuation reserve allowance of $129.2 million or $2.45 per diluted share.
 (i) The fiscal 1999 financial statements have been restated for the correction of errors in the Company's recording of certain inter-company pricing arrangements, the recording of accounts payable primarily related to the purchase of inventory from suppliers and the accrual of certain liabilities. The restatement reduced previously reported net income by $4.1 million (net of income tax benefit of $2.7 million) or $.07 per diluted share. See Note 2 of Notes to Consolidated Financial Statements.
 (j) The fiscal 2000 financial statements have been restated for the correction of errors in the Company's recording of certain inter-company pricing arrangements, the recording of accounts payable primarily related to the purchase of inventory from suppliers and the accrual of certain liabilities. The restatement increased previously reported net loss by $45.8 million (net of income tax benefit of $0.1 million) or $0.87 per diluted share. See Note 2 of Notes to Consolidated Financial Statements.
 (k) Includes reorganization items related to the Chapter 11 Cases of $177.8 million, impairment charges of $101.8 million and the tax provision of $151.0 million primarily related to the increase in the valuation allowance related to future income tax benefits. See Notes 1, 4 and 9 of Notes to Consolidated Financial Statements.
 (l) Does not include liabilities subject to compromise.
 (m) Included in liabilities subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

    On the Petition Date the Debtors each filed a petition for relief under Chapter 11 of the Bankruptcy Code. The Company, 37 of its 38 U.S. subsidiaries and Warnaco Canada are Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries are not Debtors in the Chapter 11 Cases, nor are they subject to foreign bankruptcy or insolvency proceedings. The Debtors are managing their businesses and properties as debtors-in-possession.

    Management is in the process of stabilizing the business of the Debtors and evaluating the Company's operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the acceptance and confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

    During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. The Debtors are in the process of reviewing their operations and identifying assets available for potential disposition, including entire business units of the Company. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through June 30, 2002, the Company sold certain assets including its GJM and Penhaligon's business units generating net proceeds of approximately $31 million in the aggregate. See Item 1.
Business -- 'Proceedings under Chapter 11 of the Bankruptcy Code and Debtor-in-Possession Financing'.

    Administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors and consequently, the Company's consolidated results of operations. Future results of operations may also be adversely affected by other factors relating to the Chapter 11 Cases. See
Item 1. Business -- 'Risk Factors'.

BASIS OF PRESENTATION

    The Company's consolidated financial statements included in this Annual Report have been prepared on a 'going concern' basis in accordance with U.S. Generally Accepted Accounting Principles ('GAAP'). The 'going concern' basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize upon its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading thereto, there is substantial doubt about the appropriateness of the use of the 'going concern' assumption. Furthermore, the Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial doubt. If the 'going concern' basis was not used in the preparation of the Company's consolidated financial statements, significant adjustments would be necessary in the carrying value of assets and liabilities, the classification of assets and liabilities and the amount of revenue and expenses reported. Continuation of the Company as a 'going concern' is contingent upon, among other things, (i) its ability to formulate a plan of reorganization that will gain the approval of the parties required by the Bankruptcy Code and be confirmed by the Bankruptcy Court, (ii) the Company's ability to comply with the terms of the Amended DIP, (iii) its ability to return to profitability and (iv) its ability to generate sufficient cash flows from operations and obtain financing to meet future obligations. These matters create substantial doubt about the Company's ability to continue as a 'going concern'.

RESTATEMENT OF FINANCIAL STATEMENTS

    In June 2001, during the course of reviewing its business operations, the Company became aware of certain accounting errors involving the recording of inter-company pricing arrangements, the recording of accounts payable, primarily related to the purchase of inventory from suppliers and the accrual of certain liabilities. The errors were related to Designer Holdings. The correction of these errors, together with additional errors primarily related to the recording of accounts payable and inventory discovered in certain of the Company's European subsidiaries in connection with the Company's year-end closing for fiscal 2001, has caused the Company to restate its previously issued financial statements for the years ended January 1, 2000 and December 30, 2000 (fiscal 1999 and fiscal 2000, respectively), its previously issued financial results for each of the quarterly periods in fiscal 1999 and fiscal 2000 and for the fiscal 2001 quarter ended April 7, 2001. The Company has reduced previously reported net income by $4,132,000 (net of income tax benefit of $2,703,000), or $0.07 per share, for fiscal 1999, increased its previously reported net loss by $45,788,000 (net of income tax benefit of $137,000), or $0.87 per share, for fiscal 2000 and increased its previously reported net loss by $1,116,000 (no income tax effect), or $0.02 per share, for the fiscal 2001 quarter ended
April 7, 2001. The components of the Restatements and their effect on previously issued financial statements are set forth below and in Note 2 and Note 25 of Notes to Consolidated Financial Statements. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the Restatements.

    The Company began an internal investigation of the suspected accounting errors in June 2001. In August 2001, after reviewing the preliminary results of the internal investigation, the Audit Committee of the Board of Directors of the Company retained the law firm Dewey Ballantine to investigate the suspected accounting errors at Designer Holdings. In addition, Dewey Ballantine retained FTI to assist in the investigation and provide accounting expertise to Dewey Ballantine. Dewey Ballantine issued its report to the Audit Committee on February 6, 2002. Since the discovery of the accounting errors at Designer Holdings and at certain of the Company's European subsidiaries, the Company has replaced certain financial staff and has taken several steps to improve the accounting for inter-company purchases and the reconciliation of inter-company accounts.

    The Company estimates that the total cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $1,000,000. Approximately $681,000 of the cost of the investigation is included in the Company's results of operations for the year ended January 5, 2002 and the remaining $319,000 will be included in the results of operations in the first quarter of fiscal 2002.

    A summary of the significant effects of the Restatements for fiscal 1999 and fiscal 2000 are set forth below. See Notes 2 and 25 of Notes to Consolidated Financial Statements.

                                      FISCAL YEAR ENDED                          FISCAL YEAR ENDED
                                       JANUARY 1, 2000                           DECEMBER 30, 2000
                           ----------------------------------------   ----------------------------------------
                           (AS PREVIOUSLY REPORTED)   (AS RESTATED)   (AS PREVIOUSLY REPORTED)   (AS RESTATED)
                           ------------------------   -------------   ------------------------   -------------
                                               (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
Consolidated statements
  of operations data:
    Cost of goods sold...         $1,425,549           $1,432,384            $1,799,463           $1,845,389
    Income (loss) before
      provision for
      income taxes and
      cumulative effect
      of change in
      accounting
      principle..........            131,223              124,388              (309,892)            (355,817)
    Provision for income
      taxes..............             33,437               30,734                21,181               21,044
    Income (loss) before
      cumulative effect
      of change in
      accounting
      principle..........             97,786               93,654              (331,073)            (376,861)
    Net income (loss)....             97,786               93,654              (344,183)            (389,971)
Basic earnings (loss) per
  common share:
    Income (loss) before
      accounting change..         $     1.75           $     1.68            $    (6.27)          $    (7.14)
    Net income (loss)....               1.75                 1.68                 (6.52)               (7.39)
Diluted earnings (loss)
  per common share:
    Income (loss) before
      accounting change..         $     1.72           $     1.65            $    (6.27)          $    (7.14)
    Net income (loss)....               1.72                 1.65                 (6.52)               (7.39)
Consolidated balance
  sheet data:
    Inventories..........         $  722,539           $  730,379            $  483,111           $  481,859
    Property, plant and
      equipment, net.....            326,352              326,608               329,175              329,514
    Accounts payable.....            599,768              618,192               413,786              467,500
    Accrued
      liabilities........             90,736               87,243               132,137              130,269
    Accrued income taxes
      payable............             16,217               16,217                16,470               13,630
    Deferred income
      taxes..............              7,468                4,765            --                      --
    Deficit..............           (125,460)            (129,592)             (482,602)            (532,521)
    Stockholders'
      equity.............            537,317              533,185                77,105               27,185

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

    The SEC released Financial Reporting Release No. 60, which encourages companies to include a discussion of critical accounting policies or methods used to prepare financial statements. In addition, Financial Reporting Release No. 61 was released by the SEC to encourage companies to include a discussion addressing, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. The Company's significant accounting policies and methods used in preparation of the consolidated financial statements are discussed in Note 1 of Notes to Consolidated Financial Statements. The following are the Company's critical accounting policies and a brief discussion of each.

    Use of estimates. The Company uses estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Those estimates and assumptions also affect the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an on-going basis and may employ outside experts to assist in the Company's evaluations. The Company believes that the use of estimates affects the application of all of the Company's accounting policies and procedures.

    The Company has estimated the amount that its creditors will be entitled to claim in the Chapter 11 Cases as liabilities subject to compromise. The determination of the amount of these claims is subject to the provisions of various contracts, license agreements and leases. In addition, the amount of claims is subject to review and approval by the Bankruptcy Court. The ultimate amount of claims that will be allowed by the Bankruptcy Court and the amount that the claims will be settled for cannot be determined at this time.

    The Company has identified reorganization items related to the Chapter 11 Cases. The determination of certain of the amounts included in reorganization items involves the estimation of amounts that will ultimately be realized from the sales of assets and the amounts that will ultimately be claimed by certain of the Company's creditors in the Chapter 11 Cases. The actual amounts that will ultimately be realized or claimed may differ significantly from the amounts originally estimated by the Company. The Company reviews its estimates of reorganization items on a monthly basis and adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will ultimately be settled for more or less than was originally estimated.

    In fiscal 2000, the Company has recorded special charges related to the closing of facilities, discontinuing under-performing product lines, write-down of assets and reduction of its production, distribution and administrative workforce. The determination of the amount of special items involves the estimation of amounts that will be realized from the sales of assets and the amount of liabilities that will be incurred in the future. The actual amounts that may be realized from asset sales or costs that will be incurred may differ significantly from the amounts originally estimated by the Company. The Company reviews its estimates of special items on an on-going basis. Adjustments to the previously accrued amounts are recorded when it becomes evident that a particular item will ultimately be settled for more or less than was originally estimated.

    Revenue recognition. The Company recognizes revenue when goods are shipped to customers and title has passed, net of allowances for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers. The Company maintains an allowance for estimated amounts that the Company does not expect to collect from its trade customers. The allowance for doubtful accounts includes amounts the Company expects its customers to deduct for advertising allowances, trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for estimated losses. The amount of the provision for accounts receivable allowances is affected by the overall economy, the financial condition of the Company's customers and many other factors. The determination of the amount of the allowance accounts is subject to judgment and estimation by the Company's management. If circumstances or economic conditions change, the Company may need to adjust the allowance for doubtful accounts. In fiscal 2001, the Company increased its general allowance for doubtful accounts by approximately 2% of gross sales compared to the amounts recorded in fiscal 2000. The increase in allowances was attributable, in part, to changes in the level of customer deductions which occurred when many department stores in the United States experienced a reduction in same store sales, incurred operating losses and/or were in poor financial condition which affected the Company's accounts receivable reserves and collectibility. The Company purchases credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of certain of its customers.

    Inventories. The Company values its inventories at the lower of cost, determined on a first-in first-out basis, or market value. The Company evaluates all inventories to determine excess units or slow moving styles based upon quantities on hand, orders in house and expected future orders. For those items of which the Company believes it has an excess supply or for styles or colors that are out of date, the Company estimates the net amount that the Company expects to realize from the sale of such items.

The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold.

    Long-lived assets. The Company reviews its long-lived assets for potential impairment when changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. See Note 1 of Notes to Consolidated Financial Statements.

    Income Taxes: The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. As of January 5, 2002, unremitted earnings of non-U.S. subsidiaries were approximately $149,800. Since it is the Company's intention to permanently reinvest these earnings, no U.S. taxes have been provided. Management believes that there would be no additional tax liability on the statutory earnings of foreign subsidiaries, if remitted.

FISCAL 2001 -- REORGANIZATION ITEMS

    In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes during fiscal 2001 to streamline the Company's operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001, will not be completed until the end of fiscal 2002 or later. In connection with these strategies, the Company has reorganized its Retail Stores Division by closing 86 of the 267 retail stores it operated at the beginning of fiscal 2001. The Company has closed 37 stores to date in fiscal 2002 and plans to close at least 25 additional stores in fiscal 2002.

    The Debtors are in the process of reviewing their operations and identifying assets available for potential disposition including entire business units of the Company. However, there can be no assurance that the Company will be able to consummate any such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

    In the first quarter of fiscal 2002, the Company sold the assets of Penhaligon's and GJM for net proceeds of approximately $20.1 million in the aggregate. The Company recorded an impairment loss of $26.8 million related to the write-down of GJM goodwill in fiscal 2001.

    The amount of proceeds that will be realized, if any, and the effect of any additional asset sales on the Company's proposed plan or plans of reorganization cannot presently be determined. The Company has recorded reductions to the estimated net realizable value for those assets that the Company believes will not be fully realized when they are sold or abandoned.

    Since the Petition Date through the second quarter of fiscal 2002, the Company has sold certain personal property, surplus land, vacated buildings and other assets generating net proceeds of approximately $10 million (approximately $6.2 million of which was generated as of January 5, 2002). The Company has vacated certain leased premises, and rejected those leases (many related to its Retail Stores Division) under the provisions of the Bankruptcy Code.

    As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees, written-down certain assets and accelerated the recognition of certain deferred charges. The transactions were recorded consistent with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7').

    Reorganization items included in the consolidated statements of operations in fiscal 2001 are $177.8 million. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. In addition, certain accruals are included in liabilities subject to compromise under the provisions of the Bankruptcy Code. The Company has recorded these accruals at the estimated amount the creditor is entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are subject to determination in the bankruptcy process, including the terms of a confirmed plan or plans of reorganization and accordingly are not presently determinable. However, the Company believes that these claims will ultimately be discharged under a confirmed plan of reorganization for amounts that are substantially less than the carrying amount of the related liability. See Note 4 of Notes to Consolidated Financial Statements.

FISCAL 2000 -- SPECIAL CHARGES

    The Company recorded special charges throughout fiscal 2000 in an amount equal to $269.6 million, of which $171.3 million represents non-cash asset write-downs. Of the total amount, $201.3 million is reflected in cost of goods sold and $68.3 million is reflected in selling, administrative and general expenses. See Note 5 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The consolidated statements of operations for the Company are summarized below.

                                 SELECTED DATA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                                FISCAL YEAR ENDED
                                   ---------------------------------------------------------------------------
                                                     % OF       DECEMBER        % OF                    % OF
                                    JANUARY 1,       NET           30,          NET      JANUARY 5,     NET
                                       2000        REVENUES       2000        REVENUES      2002      REVENUES
                                       ----        --------       ----        --------      ----      --------
                                   (AS RESTATED)              (AS RESTATED)
Net revenues.....................    $2,114.2       100.0%      $2,249.9       100.0%     $1,671.3     100.0%
Cost of goods sold (a)...........     1,432.4        67.8%       1,845.4        82.0%      1,374.4      82.2%
                                     --------       ------      --------       ------     --------     ------
Gross profit.....................       681.8        32.2%         404.5        18.0%        296.9      17.8%
Selling, general and
  administrative expenses........       476.4        22.5%         625.0        27.8%        598.2      35.8%
Impairment charge................      --                         --                         101.8
Reorganization items.............      --                         --                         177.8
                                     --------       ------      --------       ------     --------     ------
Operating income (loss)..........       205.4         9.7%        (220.5)       -9.8%       (580.9)    -34.8%
Investment income (loss), net....      --                           36.9                      (6.5)
Interest expense.................        81.0                      172.2                     122.8
                                     --------                   --------                  --------
Income (loss) before provision
  for income taxes and cumulative
  effect of change in accounting
  principle......................       124.4                     (355.8)                   (710.2)
Provision for income taxes (a)...        30.7                       21.0                     151.0
                                     --------                   --------                  --------
Income (loss) before cumulative
  effect of change in accounting
  principle......................    $   93.7                   $ (376.8)                 $ (861.2)
                                     --------                   --------                  --------
                                     --------                   --------                  --------

                               DIVISIONAL SUMMARY
                             (DOLLARS IN MILLIONS)

                                                            FISCAL YEAR ENDED
                               ---------------------------------------------------------------------------
                                JANUARY 1,       % OF     DECEMBER 30,      % OF     JANUARY 5,     % OF
                                  2000(c)       TOTAL         2000         TOTAL        2002       TOTAL
                                  -------       -----         ----         -----        ----       -----
                               (AS RESTATED)              (AS RESTATED)
Net revenues:
    Intimate Apparel.........    $  943.4        44.6%      $  806.8        35.9%     $  626.3      37.5%
    Sportswear &
      Accessories............     1,022.8        48.4%       1,227.5        54.5%        869.4      52.0%
    Retail Stores............       148.0         7.0%         215.6         9.6%        175.6      10.5%
                                 --------       ------      --------       ------     --------     ------
                                 $2,114.2         100%      $2,249.9         100%     $1,671.3       100%
                                 --------       ------      --------       ------     --------     ------
                                 --------       ------      --------       ------     --------     ------
Gross profit (a):
    Intimate Apparel.........    $  322.1        47.2%      $   59.1        14.6%     $   97.8      32.9%
    Sportswear &
      Accessories............       318.2        46.7%         269.6        66.6%        135.3      45.6%
    Retail Stores............        41.5         6.1%          75.8        18.8%         63.8      21.5%
                                 --------       ------      --------       ------     --------     ------
                                 $  681.8       100.0%      $  404.5       100.0%     $  296.9     100.0%
                                 --------       ------      --------       ------     --------     ------
                                 --------       ------      --------       ------     --------     ------

---------

 (a) Cost of goods sold, and provision for income taxes have been restated for fiscal 1999 and fiscal 2000. (See Notes 2 and 25 of Notes to Consolidated Financial Statements.)

COMPARISON OF FISCAL 2001 TO FISCAL 2000

NET REVENUES

    Net revenues in fiscal 2001 decreased $578.6 million or 25.7% to $1,671.3 million from $2,249.9 million in fiscal 2000. The decrease reflects a decrease in revenues from the Intimate Apparel Division of $180.5 million, a decrease in the Sportswear and Accessories Division's net revenues of $358.1 million and a decrease in the Retail Stores Division's net revenues of $40.0 million. Net revenues for fiscal 2001 were negatively affected by the disruption in the Company's business caused by the Chapter 11 Cases and the overall decrease in retail traffic and sales experienced by the Company's core department and specialty store customers in part related to the events of September 11, 2001 and the downturn in the United States economy. Due to the poor retail selling environment, particularly in the Company's core department and specialty stores, and its deteriorating experience relating to discounts, allowances and customer deductions, the Company increased its estimate of the reserves required for expected sales returns, discounts and allowances. The increase in the Company's reserve estimate resulted in a decrease of approximately $35 million in net revenues in fiscal 2001 compared to fiscal 2000. The Company also made a strategic decision during fiscal 2001 to improve the quality of its sales to its customers. As a result of this strategy the Company's off-price sales volume for fiscal 2001 decreased by $158.1 million compared to fiscal 2000. The Company believes that the decrease in off-price sales will benefit the Company by reducing the amount of sales allowances granted to and returns received from customers in the future, and by improving the quality of its business with its customers.

    Intimate Apparel Division. Net revenues decreased $180.5 million or 22.4% to $626.3 million in fiscal 2001 compared to $806.8 million in fiscal 2000. All brands experienced significant sales declines. The Company's intimate apparel brands are sold primarily to department stores in the United States, Canada and Europe. Overall retail sales in department stores decreased significantly in fiscal 2001 compared to fiscal 2000, adversely affecting the Company's intimate apparel business. The Intimate Apparel Division increased its estimate of reserves necessary for customer returns and allowances to 13.6% in fiscal 2001 from 13.1% in fiscal 2000. The increased estimate resulted in a decrease of approximately $4.0 million in net revenues compared to fiscal 2000. Warner's net revenues decreased $52.6 million or 29.1% to $128.1 million in fiscal 2001 from $180.7 million in fiscal 2000. Warner's net revenues decreased in all geographic areas. The Fruit of the Loom and Weight Watchers brands were discontinued during fiscal 2001, resulting in a $18.8 million decrease in net revenues in fiscal 2001 compared to fiscal 2000. Olga net revenues decreased $30.5 million or 26.2% to $85.7 million in fiscal 2001 from $116.2 million in fiscal 2000. Calvin Klein underwear net revenues decreased $67.0 million or 22.8% to $226.5 million from $293.5 million in fiscal 2000. Calvin Klein net revenues decreased in all geographic regions. Lejaby net revenues were $80.2 million in fiscal 2001 compared to $83.4 million in fiscal 2000. The decrease in Lejaby net revenues is primarily related to a decrease of $2 million in Lejaby sales in the United States. Bodyslimmers net revenues decreased $8.3 million or 34.8% to $15.5 million in fiscal 2001 from $23.8 million in fiscal 2000. The White Stag division earned royalty income of $16.1 million in fiscal 2001 compared to $15.7 million in fiscal 2000. The increase in royalty income in fiscal 2001 compared to fiscal 2000 reflects the relative strength of Wal-Mart's retail business. Wal-Mart experienced same store sales growth in fiscal 2001 compared to the substantial same store sales decreases experienced by many of the Intimate Apparel Division's department store customers.

    Sportswear and Accessories Division. Net revenues decreased $358.1 million or 29.2% to $869.4 million in fiscal 2001 from $1,227.5 million in fiscal 2000. Consistent with the Intimate Apparel Division, the Sportswear and Accessories Division was also adversely affected by the poor retail environment and the overall Company strategy to reduce off-price sales, as noted above. The Sportswear and Accessories Division increased its estimate of reserves necessary for customer returns and allowances from 9.5% of gross sales in fiscal 2000 to 12.6% of gross sales in fiscal 2001. The increased reserves estimate resulted in a decrease of approximately $31.5 million in fiscal 2001 net revenues compared to fiscal 2000. Calvin Klein jeans net revenues decreased $194.8 million or 38.4% to $312.5 million in fiscal 2001 from $507.3 million in fiscal 2000. The decrease in Calvin Klein jeans net revenues includes a decrease in net revenues of $74.6 million in fiscal 2001 compared to fiscal 2000 to certain discount and membership club customers. Calvin Klein kids net revenues decreased by $24 million in fiscal 2001 compared to fiscal 2000. Authentic Fitness net revenues decreased $43.4 million or 12.2% to $311.8 million in fiscal 2001 from $355.2 million in fiscal 2000. The decrease in Authentic Fitness net revenues is attributable to the Company's inability to deliver customer orders on a timely basis and to increased allowances to swim team dealers. Designer swimwear net revenues decreased $4.7 million or 3.5% to $127.6 million in fiscal 2001 compared to $132.3 million in fiscal 2000 primarily from the increase in returns and allowances reserves attributed to overall weakness of the department store business. Chaps net revenues decreased $63.6 million or 25.0% to $190.9 million in fiscal 2001 from $254.5 million in fiscal 2000. ABS net revenues decreased $16.9 million or 38.0% to $27.5 million in fiscal 2001 from $44.4 million in fiscal 2000. Chaps and ABS were negatively affected by the overall poor retail environment for department and specialty stores noted above.

    Retail Stores Division. Net revenues decreased $40.0 million or 18.6% to $175.6 million in fiscal 2001 from $215.6 million in fiscal 2000. During fiscal 2001 the Company closed 86 of the 267 or 32% of the retail stores it was operating at the beginning of the 2001 fiscal year. The Company has closed 37 stores to date in fiscal 2002 and has plans to close 25 additional stores during fiscal 2002. The Company sold the inventory in the 25 outlet stores to be closed to a third party in May 2002 for approximately net book value generating $12 million in net proceeds. Net revenues in the Retail Stores Division will be substantially reduced in fiscal 2002 and in future years due to the Company's strategy to reduce the number of retail outlet stores the Company operates.

GROSS PROFIT

    Gross profit decreased $107.6 million or 26.6% to $296.9 million in fiscal 2001 from $404.5 million in fiscal 2000. The Intimate Apparel Division's gross profit increased $38.7 million, the Sportswear and Accessories Division's gross profit decreased $134.3 million and the Retail Stores Division's gross profit decreased $12.0 million. Gross profit as a percentage of net revenues was 17.8% in fiscal 2001 compared to 18.0% in fiscal 2000. The decrease in gross profit primarily reflects the lower net revenues noted above. Gross profit was adversely affected in both 2001 and 2000 by inventory liquidations, plant closings, inventory markdown and other charges. The Company recorded approximately $36.0 million of additional inventory reserves in May and June of fiscal 2001 to reflect its revised strategy of disposing of its excess and obsolete inventory at the end of each selling season.

    Intimate Apparel Division. Gross profit increased $38.7 million or 65.5% to $97.8 million in fiscal 2001 from $59.1 million in fiscal 2000 despite the 22.4% decrease in net revenues. Gross profit as a percentage of net revenues was 15.6% in fiscal 2001 compared to 7.3% in fiscal 2000. The increase in gross profit was driven by the absence of $143.1 million of restructuring charges incurred in fiscal 2000 related to plant closings, inventory markdowns and other items (see
Note 5 of Notes to Consolidated

Financial Statements), as well as improvements in the Calvin Klein underwear business where gross profit as a percentage of net revenues increased by over 10 percentage points of net revenue in fiscal 2001 compared to fiscal 2000.

    Sportswear and Accessories Division. Gross profit decreased $134.3 million or 49.8% in fiscal 2001 to $135.3 million compared to $269.6 million in fiscal 2000. Gross profit as a percentage of net revenues decreased to 15.6% in fiscal 2001 from 22.0% in fiscal 2000. Authentic Fitness gross profit decreased reflecting the generally weak retail environment and the effect of inventory reserves of $9.2 million recorded in the second quarter of fiscal 2001. The Chaps and Calvin Klein accessories businesses recorded higher gross profit as a percentage of net revenues in fiscal 2001 compared to fiscal 2000 due primarily to reduced off-price sales. Calvin Klein jeans gross profit as a percentage of net revenues decreased approximately 2% in fiscal 2001 compared to fiscal 2000 due primarily to lower sales volume and the reduction in the Calvin Klein kids business noted above.

    Retail Stores Division. Gross profit decreased $12.0 million or 15.8% to $63.8 million in fiscal 2001 compared to $75.8 million in fiscal 2000. Gross profit as a percentage of net revenues increased to 36.3% of net revenues in fiscal 2001 from 35.2% in fiscal 2000. The decrease in gross profit reflects the lower sales volume. The improvement in gross profit as a percentage of net revenues in fiscal 2001 compared to fiscal 2000 reflects the Company's strategic decision to close marginal retail outlet stores. The Company's decision to close 39 of its less profitable Speedo Authentic Fitness stores in fiscal 2001 also contributed to the Retail Stores Division's improvement in gross profit as a percentage of net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased $26.8 million or 4.3% to $598.2 million in fiscal 2001 compared to $625.0 million in fiscal 2000. Marketing and advertising expenses decreased slightly in fiscal 2001 to $138.4 million or 8.3% of net revenues compared to $141.3 million or 6.3% of net revenue in fiscal 2000. Marketing expense for fiscal 2001 includes $15.7 million related to the Company's review of the amounts necessary for customer co-operative advertising claims. The increase in cooperative advertising claims was caused, in part, by the decrease in retail traffic and sales experienced by the Company's core department and specialty store customers due to the events of September 11, 2001 and the downturn in the United States economy. Selling expenses decreased $23 million in fiscal 2001 compared to fiscal 2000. The decrease in selling expenses in fiscal 2001 compared to fiscal 2000 is primarily a result of lower variable selling costs on the lower sales volumes noted above and the consolidation of the Company's distribution operations into its most efficient locations. Selling, general and administrative expenses for fiscal 2001 include the write-down of $30.7 million related to certain barter assets. Depreciation and amortization expense was $97.8 million in fiscal 2001 compared to $102.1 million in fiscal 2000.

IMPAIRMENT CHARGE

    In the fourth quarter of fiscal 2001 the Company recorded impairment charges related to the write-down of certain intangible assets and goodwill in the amount of $101.8 million. The impairment charge is separately identified in operating loss in the consolidated statement of operations. See Note 1 of Notes to Consolidated Financial Statements.

REORGANIZATION ITEMS

    Due to the Chapter 11 Cases during fiscal 2001, the Company has recorded certain items directly related to the Chapter 11 Cases including legal and professional fees, asset write-downs, lease termination costs, employee retention costs, retail store closure provisions and other items totaling $177.8 million. Reorganization items are separately identified in operating loss in the consolidated statement of operations. See Note 4 of Notes to Consolidated Financial Statements.

OPERATING PROFIT

    The operating loss for fiscal 2001 was $580.9 million compared to an operating loss of $220.5 million in fiscal 2000. The increased operating loss is a result of the lower gross profit of $107.6 million discussed above, the effect of the impairment charge of $101.8 million and reorganization items of $177.8 million also noted above, partially offset by lower selling, general and administrative expenses.

    Intimate Apparel Division. Operating loss decreased $35.6 million to $95.1 million in fiscal 2001 from $130.7 in fiscal 2000 reflecting increased gross profit of $38.7 million.

    Sportswear and Accessories Division. Operating profit (loss) decreased $230.4 million to an operating loss of $(163.1) million in fiscal 2001 from operating income of $67.3 million in fiscal 2000. Operating loss for fiscal 2001 reflects a gross profit decline of $134.3 million and an impairment loss of approximately $52.0 million from the write-down of CK kids goodwill.

    Retail Stores Division. Operating loss improved $10.3 million to $19.3 million in fiscal 2001 compared to $29.6 million in fiscal 2000. The reduction in operating loss reflects the Company's efforts to close less profitable retail doors, which commenced in fiscal 2000.

INTEREST EXPENSE

    Interest expense decreased $49.4 million to $122.8 million in fiscal 2001 from $172.2 million recorded in fiscal 2000. The reduction in interest expense primarily reflects the impact of the Chapter 11 Cases. The Company stopped accruing interest in accordance with the provisions of SOP 90-7 on the Petition Date on approximately $2.2 billion (including $351.4 million of trade drafts payable) of outstanding debt that is subject to compromise. Interest expense in fiscal 2001 has also been favorably affected by an overall decrease in market interest rates since the beginning of fiscal 2001. Certain of the Company's foreign subsidiaries (non-filed entities in the Chapter 11 Cases) are parties to debt agreements that are subject to standstill agreements and intercreditor agreements. The Company has recorded $4.1 million of interest on these debt agreements for the year ended January 5, 2002. Consummation of a plan or plans of reorganization may require the payment of such interest. Such interest is classified with liabilities subject to compromise in the consolidated balance sheet at January 5, 2002.

INCOME TAXES

    The provision for income taxes in fiscal 2001 was $151.0 million, which consists of foreign income taxes of $16.0 million and $135.0 million of domestic tax expense. The provision for domestic income taxes primarily reflects an increase in the valuation allowance. The increase in the valuation allowance relates to an increase in the net operating loss and other deferred tax assets that may not be realized. In addition, the Company was unable to implement certain tax planning strategies resulting in a further increase to the valuation allowance. At January 5, 2002, the Company has estimated U.S. net operating loss carryforwards of $1,173.2 million and foreign net operating loss carryforwards of $95.3 million available to offset future taxable income. The estimated U.S. net operating loss carryforwards have been adjusted for certain carryback claims, restatements and other adjustments. The U.S. and foreign net operating loss carryforwards expire, in varying amounts, between 2003 and 2021.

    The Company expects that the consummation of a plan or plans of reorganization will result in the forgiveness of a substantial amount of the Company's pre-petition debt and other liabilities subject to compromise. In the event that a plan or plans of reorganization are consummated, considering the amount and nature of the Company's pre-petition liabilities, the Company expects to utilize a substantial portion of its net operating loss carryforwards to offset taxable income generated from such debt forgiveness. The ability of the Company to consummate a plan or plans of reorganization is subject to uncertainty. See 'Risk Factors'. In addition, after the Company consummates a plan or plans of reorganization, which includes the forgiveness of pre-petition debt and other liabilities subject to compromise, the provisions of the U.S. tax code will limit the Company's ability to utilize any remaining net operating loss carryforwards.

NET LOSS

    Net loss before cumulative effect of a change in accounting principle increased to $861.2 million ($16.28 per common share) in fiscal 2001 compared to $376.9 million ($7.14 per common share) in fiscal 2000. The increased net loss in fiscal 2001 is primarily a result of the decreased gross profit of $107.6 million noted above, the impact of the reorganization expenses of $177.8 million and the impairment loss of $101.8 million.

COMPARISON OF FISCAL 2000 TO FISCAL 1999

NET REVENUES

    Net revenues increased $135.7 million or 6.4% to $2,249.9 million in fiscal 2000 compared with $2,114.2 million in fiscal 1999. Included in fiscal 2000 net revenues are the results of Authentic Fitness and ABS, which were acquired in December 1999 and September 1999, respectively. Excluding these acquisitions, net revenues in fiscal 2000 were down $271.4 million or 13.2% compared to fiscal 1999. The decrease versus fiscal 1999 primarily resulted from the Company's loss of certain major retail customers such as Uptons, Eatons, Mercantile and SRI through bankruptcy and consolidations (over $150 million of lost revenues). The Company also believes that its business was adversely affected by the negative publicity surrounding its litigation with CKI. Fiscal 2000 revenues in its Calvin Klein businesses decreased $134.8 million to $934.2 million from $1,069.0 million in fiscal 1999.

    Intimate Apparel Division. Net revenues decreased $136.6 million or 14.5% to $806.8 million in fiscal 2000 compared with $943.4 million in fiscal 1999. The decrease in net revenues resulted from a soft retail environment where many of the Company's customers significantly reduced their purchases as several of the Company's major accounts filed for bankruptcy or were consolidated, as discussed above. Calvin Klein Underwear net revenues decreased 11.4% to $293.5 million in fiscal 2000. Warner's/Olga core businesses decreased 14.6% to $296.8 million. Sleepwear decreased 10.2% to $61.4 million. The Bodyslimmers and Weight Watchers shapewear brands decreased 26.3% to $33.7 million. Fruit of the Loom decreased 34.0% to $27.4 million. Lejaby, the Company's European product offering, decreased 13.0% to $83.4 million primarily due to the fluctuation of the Euro in fiscal 2000. However, despite these revenue decreases, the Company remained a market leader for intimate apparel in department and specialty stores with a 35.7% share in bras, 26.2% share in panties and 20.9% share in shapewear.

    Sportswear and Accessories Division. Net revenues increased $204.7 million or 20.0% to $1,227.5 million in fiscal 2000, compared with $1,022.8 million in fiscal 1999. Incremental net revenues contributed by the 1999 Authentic Fitness ($318.8 million) and ABS ($30.7 million) acquisitions were $349.5 million. Excluding these acquisitions, net revenues decreased $144.8 million. The decrease in net revenues in the Sportswear and Accessories Division was also reflective of the soft retail environment, heavy markdowns required to keep pace with the actions of competitors, the lost retail accounts previously mentioned, as well as the adverse effect on the Calvin Klein businesses from the Company's litigation with CKI. Calvin Klein Jeanswear net revenues decreased 13.5% to $544.2 million. Chaps net revenues decreased 19.8% to $254.5 million and Calvin Klein Accessories net revenues increased 7.6% to $24.0 million.

    Retail Stores Division. Net revenues increased $67.6 million or 45.7% to $215.6 million in fiscal 2000 compared to $148.0 in fiscal 1999. Incremental net revenues in fiscal 2000 contributed by the Authentic Fitness acquisition were $57.6 million. Excluding the acquisitions, Retail Stores were up 6.9%, primarily in the outlet stores where the Company was liquidating excess inventory to generate cash flow.

GROSS PROFIT

    Gross profit decreased $277.3 million or 40.7% to $404.5 million in fiscal 2000 compared to $681.8 million in fiscal 1999. Gross margins decreased to 18.0% from 32.2%. Included in cost of goods sold in fiscal 2000 are restructuring and special charges of $201.3 million, see Note 5 of Notes to Consolidated Financial Statements. The decrease in gross profit and gross margin resulted from the increased markdowns taken throughout the year to reduce inventory and improve cash flow and the impact of the restructuring and special charges noted above.

    Intimate Apparel Division. Gross profit decreased $263.0 million or 81.7% to $59.1 million in fiscal 2000 compared with $322.1 million in fiscal 1999. Gross margins were 7.3% in 2000 compared with 34.1% in 1999. The decrease in gross profit and gross margin resulted from the decrease in net revenues, the incremental markdowns mentioned above and the special charges as outlined above of $143.1 million.

    Sportswear and Accessories Division. Gross profit decreased $48.6 million or 15.3% to $269.6 million in fiscal 2000, compared with $318.2 million in fiscal 1999. The decrease in gross profit was attributable to the Calvin Klein Jeans business offset by increases due to the Authentic Fitness and ABS acquisitions. Gross margins were 21.9% in fiscal 2000 compared with 31.1% in fiscal 1999.
This decrease was attributable to incremental inventory markdowns as previously discussed. In addition, special charges included in gross profit in fiscal
2000 were $38.4 million in fiscal 2000.

    Retail Stores Division. Gross profit increased $34.3 million or 82.7% to $75.8 million in fiscal 2000 compared with $41.5 million in fiscal 1999. Gross margins in fiscal 2000 were 35.2% compared to 28.0% in fiscal 1999. The significant increase in gross profit and gross margin in fiscal 2000 is attributable to the addition of the Speedo Authentic Fitness full-price retail stores, with gross margins of 63.7%, which accounted for an incremental $36.7 million of gross profit. In addition, special charges included in gross profit were $19.8 million in fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $148.6 million or 31.2% in fiscal 2000 to $625.0 million compared with $476.4 million in fiscal 1999. Selling, general and administrative expenses as a percentage of net revenues were 27.8% in fiscal 2000 compared with 22.5% in fiscal 1999. Included in selling, general and administrative expenses in fiscal 2000 are special charges of $68.3 million. See Note 5 of Notes to Consolidated Financial Statements. Amortization of goodwill and intangibles related to the Authentic Fitness and ABS acquisitions was $15.0 million. In addition, Authentic Fitness retail stores incurred $59.5 million of selling, general and administrative expenses, which is 46.2% of net revenues, significantly higher than the Company's wholesale divisions.

OPERATING PROFIT

    Intimate Apparel Division. Operating profit (loss) decreased $270.0 million to a loss of $(130.7) million in fiscal 2000, compared with $136.3 million in fiscal 1999. This was attributable to the decrease in net revenues, associated with the lost accounts and soft retail environment and decrease in gross margin due to the additional markdowns taken to reduce inventory levels and improve cash flow. In addition, fiscal 2000 includes special charges as outlined above in the amount of $171.5 million.

    Sportswear and Accessories Division. Operating profit decreased $74.2 million to $67.3 million in fiscal 2000 compared with $141.5 million in fiscal 1999. This decrease reflects the decrease of $48.6 million in gross profit noted above and special charges as outlined above in the amount of $44.1 million.

    Retail Stores Division. Operating profit (loss) decreased $39.6 million to a loss of $(29.6) million in fiscal 2000 compared to a profit of $10.0 million in fiscal 1999. The decrease in operating profit resulted from the markdowns taken and other costs incurred to reduce inventories and improve cash flow. In addition, fiscal 2000 includes special charges as outlined above in the amount of $25.6 million.

OTHER INCOME

    Investment income in the amount of $36.9 million was recorded in the first quarter of fiscal 2000 to record the Company's gain on the sale of its investment in InterWorld Corporation and the loss related to the Company's Equity Agreements which were marked to market.

INTEREST EXPENSE

    Interest expense increased $91.2 million to $172.2 million in fiscal 2000 compared with $81.0 million in fiscal 1999. The increase is attributable to borrowings incurred in connection with the Company's acquisitions of Authentic Fitness and ABS, as well as the Company's stock buy-back program in fiscal

1999 and an increase in the Company's effective borrowing rate commencing in the fourth quarter of fiscal 2000.

INCOME TAXES

    Income taxes in fiscal 2000 were $21.0 million, which includes a $152.0 million valuation allowance on the Company's net deferred tax asset ($146.8 million U.S. and $5.2 million foreign), offset by an income tax benefit of $131.0 million related to the Company's pre-tax loss of $355.8 million, or an effective tax rate of 36.8%. This compares to an income tax provision in fiscal 1999 of $30.7 million, or an effective tax rate of 24.7%. The fiscal 2000 and 1999 income taxes have been adjusted to reflect the Restatements described in Note 2 of Notes to Consolidated Financial Statements.

NET LOSS

    Net loss before cumulative effect of a change in accounting principle is $376.9 million, or a loss of $7.14 per diluted share in fiscal 2000. This compares to net income in fiscal 1999 of $93.7 million or $1.68 per diluted share.

RESULTS OF OPERATIONS -- COMPARISON OF INTERIM PERIODS FISCAL 2001 TO FISCAL
2000

FIRST QUARTER OF FISCAL 2001 COMPARED TO THE FIRST QUARTER OF FISCAL 2000

NET REVENUES

    The Company's consolidated results of operations for the first quarter of fiscal 2001 included 14 weeks of operations compared to 13 weeks in the first quarter of fiscal 2000.

    Net revenues decreased $107.9 million, or 17.8%, to $499.2 million in the first fiscal quarter of 2001 compared with $607.1 million in the first fiscal quarter of 2000.

    Intimate Apparel Division. Net revenues decreased $33.7 million or 16.9% to $166.1 million in the first quarter of fiscal 2001 compared with $199.8 million in the first quarter of fiscal 2000. $18.9 million of the decrease was attributable to Calvin Klein underwear and $11.0 million was attributable to Warner's and Olga. The Calvin Klein underwear business was down primarily in off-price sales. In addition, the Calvin Klein underwear business suffered from the litigation with CKI. Warner's and Olga were down due to the soft retail market in general and continued destocking by the trade.

    Sportswear and Accessories Division. Net revenues decreased $67.8 million or 18.9% to $291.5 million in the first quarter of fiscal 2001 compared with $359.3 million in the first quarter of fiscal 2000. The decrease in net revenues was attributable to Chaps ($24.9 million) and Calvin Klein Jeans ($48.4 million), partially offset by increases in Authentic Fitness ($14.1 million). The Calvin Klein Jeans business continued to suffer from the negative publicity associated with the Company's litigation with CKI. Chaps was down in part due to a significant reduction in off-price sales. Authentic Fitness was up due to increases in Catalina, Speedo (including goggles), partially offset by a decline in Anne Cole.

    Retail Stores Division. Net revenues decreased $6.4 million or 13.3% to $41.6 million in the first quarter of fiscal 2001 compared with $48.0 million in the first quarter of fiscal 2000. The decrease reflects the store closings discussed above during fiscal 2001 as part of the Company's restructuring programs and a reduction in off-price sales.

GROSS PROFIT

    Gross profit decreased $31.4 million or 17.8% to $145.3 million in the first quarter of fiscal 2001 compared with $176.7 million in the first quarter of fiscal 2000. Gross margin was 29.1% in the first quarter of fiscal 2001 and in the first quarter of fiscal 2000.

    Intimate Apparel Division. Gross profit decreased $12.0 million or 21.5% to $43.7 million in the first quarter of fiscal 2001 compared with $55.7 million in the first quarter 2000. Gross margins were 26.3% in the first quarter of fiscal 2001 compared with 27.9% in the first quarter of fiscal 2000.

    Sportswear and Accessories Division. Gross profit decreased $21.0 million or 20.2% to $83.0 million in the first quarter of fiscal 2001 compared with $104.0 million in the first quarter 2000. Gross margins were 28.5% in the first quarter fiscal 2001 compared with 28.9% in the first quarter of fiscal 2000.

    Retail Stores Division. Gross profit increased $1.6 million or 9.4% to $18.6 million in the first quarter of fiscal 2001 compared with $17.0 million in the first quarter fiscal 2000. Gross margins were 44.7% in the first quarter fiscal 2001 compared with 35.4% in the first quarter fiscal 2000. The increase is due to less merchandise being moved through the stores at discounted prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased $9.0 million or 6.0% to $142.0 million compared with $151.0 million in first quarter fiscal 2000. Selling, general and administrative expenses as a percentage of net revenue were 28.4% in the first quarter of fiscal 2001 compared with 24.9% in the first quarter fiscal 2000.

OPERATING PROFIT

    Intimate Apparel Division. Operating profit decreased $13.3 million or 61.9% to $8.2 million in the first quarter of fiscal 2001 compared to $21.5 million in the first quarter fiscal 2000. The decrease is attributable to lower sales partially offset by the improved margins from the Calvin Klein underwear business.

    Sportswear and Accessories Division. Operating profit decreased $15.4 million or 32.0% to $32.7 million in the first quarter of fiscal 2001 compared to $48.1 million in the first quarter fiscal 2000. The decrease is related to the lower revenue and higher production costs partially offset by the improved sales mix of the Company's Chaps business.

    Retail Stores Division. Operating loss decreased $6.5 million to $3.3 million in the first quarter of fiscal 2001 compared with $9.8 million in the first quarter fiscal 2000. The decreased loss is due to better margins on merchandise sold through the stores.

    The Company recorded a gain of $42.7 million in the first quarter fiscal 2000 from the sale of its investment in InterWorld Corporation compared to an investment loss of $3.0 million in 2001 due to its Equity Agreements which were marked to market.

INTEREST EXPENSE

    Interest expense increased $30.1 million to $63.9 million in the first quarter of fiscal 2001 compared with $33.8 million in the first quarter of fiscal 2000. The increase reflects increased borrowings in the first quarter of 2001 and a borrowing rate increase of approximately 300 basis points.

INCOME TAXES

    The provision for income taxes for the first quarter of fiscal 2001 of $2.9 million reflects accrued taxes on foreign earnings. The Company has not provided any tax benefit for its domestic losses incurred in the first quarter of 2001. The provision for income taxes for the first quarter of fiscal 2000 of $12.9 million reflects accrued income taxes on worldwide earnings.

NET LOSS

    Income (loss) before cumulative effect of a change in accounting principle for the first quarter fiscal 2001 was a loss of $(63.6) million compared with income of $21.8 million in the first quarter of fiscal 2000. The decrease in income is due to lower operating income and a decrease in investment income.

SECOND QUARTER OF FISCAL 2001 COMPARED TO SECOND QUARTER OF FISCAL 2000

    On June 11, 2001, The Warnaco Group, Inc., 37 of its 38 U.S. subsidiaries and Warnaco Canada filed for protection under Chapter 11 of the Bankruptcy Code.

NET REVENUES

    Net revenues decreased $234.4 million or 39.3% to $362.3 million in the second quarter of fiscal 2001 compared to $596.7 million in the second quarter of fiscal 2000. All divisions experienced significant sales declines. The Company's net revenues for the second quarter of fiscal 2001 were negatively affected by the weak retail environment, primarily related to department and specialty stores, and uncertainty surrounding the Company due to the Chapter 11 Cases. Due to the uncertainty related to the Company's financial position, the overall soft retail environment and slowdowns in the general economy, management performed a review of its accounts receivable and inventory reserve accounts in the second quarter of fiscal 2001. As a result of this review, the Company recorded additional accounts receivable reserves of approximately $42.6 million and additional inventory reserves of approximately $44 million in the second quarter of fiscal 2001. These adjustments had a negative effect on the results of operations for the second quarter of fiscal 2001.

    Intimate Apparel Division. Net revenues decreased $79.3 million or 39.5% to $121.3 million in the second quarter of fiscal 2001 compared to $200.6 million in the second quarter of fiscal 2000. Warner's decreased $27.9 million, Olga decreased $22.9 million, Bodyslimmers decreased $4.3 million, Sleepwear decreased $0.5 million, Fruit of the Loom and Weight Watchers decreased $2.3 million, Calvin Klein Underwear decreased $19.0 million and Lejaby decreased $3.8 million. White Stag royalty income increased approximately $1.3 million reflecting the relative strength of Wal-Mart's business.

    Sportswear and Accessories Division. Net revenues decreased $143.5 million or 41.6% to $201.1 million in the second quarter of fiscal 2001 compared to $344.6 million in the second quarter of fiscal 2000. Authentic Fitness net revenues decreased $42.1 million, Chaps decreased $13.1 million, Calvin Klein Jeans decreased $71.3 million, CK Kids decreased $8.5 million, CK Accessories decreased $1.8 million and ABS and all other brands decreased $6.6 million.

    Retail Stores Division. Net revenues decreased $11.6 million or 22.5% to $39.9 million in the second quarter of fiscal 2001 compared to $51.5 million in the second quarter of fiscal 2000 and fiscal 2001. The decrease in retail division net revenues primarily reflects the store closings during fiscal 2001, as discussed above.

GROSS PROFIT

    Gross profit decreased $114.1 million to a gross profit (loss) of $(24.3) million in the second quarter of fiscal 2001 compared to gross profit of $89.8 million in the second quarter of fiscal 2000. Gross profit for the second quarter of fiscal 2001 reflects the recording of inventory reserves of $44.3 million to reflect the Company's inventory at the lower of cost or market in connection with the Chapter 11 Cases and the Company's requirement to reduce its inventory position and increase cash flow.

    Intimate Apparel Division. Gross profit (loss) for the second quarter of fiscal 2001 was $(27.8) million compared to gross profit (loss) of $(24.1) million in the second quarter of fiscal 2000. The increased gross profit (loss) of $3.7 million includes increases in inventory reserves of $22.4 million and increases in the reserves for sales returns, allowances and doubtful accounts of $32.8 million recorded in the second quarter of fiscal 2001. Gross profit for the second quarter of fiscal 2000 includes $79.6 million of special charges related to the Company's global restructuring initiatives begun in the second quarter of fiscal 2000.

    Sportswear and Accessories Division. Gross profit (loss) for the second quarter of fiscal 2001 was $(9.8) million compared to gross profit of $98.6 million in the second quarter of fiscal 2000. The decrease in gross profit of $108.4 million reflects increases in inventory reserves of $14.6 million and increases in the reserves for sales returns, allowances and doubtful accounts of $22.9 million.

    Retail Stores Division. Gross profit decreased $2.0 million or 13.0% to $13.4 million in the second quarter of fiscal 2001 compared to $15.4 million in the second quarter of fiscal 2000. Gross profit as a percentage of net revenues was 33.6% in the second quarter of fiscal 2001 compared to 29.9% in the second quarter of fiscal 2000. Gross profit for the second quarter of fiscal 2001 includes increases in inventory reserves of $7.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $34.0 million or 21.5% to $192.2 million in the second quarter of fiscal 2001 compared to $158.2 million in the second quarter of fiscal 2000. Selling, general and administrative expenses were $142.0 million in the first quarter of fiscal 2001. The increase in selling, general and administrative expenses in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000 primarily reflects increased legal fees and royalty expenses associated with license audits, asset write-downs and other accruals of approximately $17.0 million. Selling, general and administrative expenses for the second quarter of fiscal 2001 include $15.7 million of marketing expense related to the Company's review of the amounts necessary for co-operative advertising claims.

REORGANIZATION ITEMS

    Reorganization items related to the Chapter 11 Cases recorded in the second quarter of fiscal 2001 were $78.2 million. Reorganization items consisted of (i) professional fees related to the Chapter 11 Cases of $6.1 million, (ii) adjustments to the recorded value of the Company's preferred securities of $21.4 million, (iii) write-off of certain system development costs that were abandoned at the Petition Date of $33.1 million, (iv) write-off of deferred financing fees related to the Company's pre-petition debt agreements of $34.8 million, (v) write-off of certain aviation assets of $1.5 million and (vi) $0.2 million of other items. Reorganization items include the recognition of deferred income of $18.9 million related to pre-petition interest swap agreements.

OPERATING PROFIT

    The Company's operating loss increased to $(216.5) million in the second quarter of fiscal 2001 from $(68.4) million in the second quarter of 2000. The increased operating loss reflects decreased gross profit including the additional accounts receivable and inventory reserves recorded in the second quarter of fiscal 2001, as noted above, increased selling, general and administrative expenses and reorganization items, as noted above.

INTEREST EXPENSE

    Interest expense for the second quarter of fiscal 2001 was $40.5 million compared to $35.4 million in the second quarter of fiscal 2000 and $63.9 million in the first quarter of fiscal 2001. The increase over the second quarter of fiscal 2000 reflects increases in the Company's base borrowing rate of 300 basis points. The decrease in interest expense in the second quarter of fiscal 2001 compared to the first quarter of fiscal 2001 reflects the impact of the Chapter 11 Cases as the Company stopped accruing interest on approximately $2.2 billion of pre-petition debt after the Petition Date in accordance with the provisions of SOP 90-7.

INCOME TAXES

    The provision for income taxes for the second quarter of fiscal 2001 of $3.2 million reflects accrued taxes on foreign earnings. The Company has not provided any tax benefit for its domestic losses incurred in the second quarter of 2001. The benefit for income taxes recorded for the second quarter of fiscal 2000 of $34.1 million is derived from the charges related to the Company's global restructuring initiatives which began in the second quarter.

NET LOSS

    Net loss for the second quarter of fiscal 2001 was $338.4 million compared with a loss of $68.5 million in the second quarter of fiscal 2000. The increase in the loss was primarily related to the impact of the reorganization costs, incremental reserves adjustments and selling and administrative expenses noted above.

THIRD QUARTER OF FISCAL 2001 COMPARED TO THIRD QUARTER OF FISCAL 2000

NET REVENUES

    Net revenues decreased $102.4 million or 20.5% to $397.7 million in the third quarter of fiscal 2001 compared to net revenues of $500.1 the third quarter of fiscal 2000. All divisions experienced decreases in net revenues.

    Intimate Apparel Division. Net revenues decreased $19.6 million or 10.2% to $172.8 million in the third quarter of fiscal 2001 compared to $192.4 million in the third quarter of fiscal 2000. Warner's decreased $2.3 million, Olga increased $1.1 million, Bodyslimmers decreased $0.4 million, Sleepwear increased $1.9 million, Fruit of the Loom and Weight Watchers decreased $5.8 million, Calvin Klein Underwear decreased $15.4 million and Lejaby and all other brands collectively increased $1.0 million. White Stag royalty income increased approximately $0.1 million.

    Sportswear and Accessories Division. Net revenues decreased $68.7 million or 27.6% to $180.2 million in the third quarter of fiscal 2001 compared to $248.9 million in the third quarter of fiscal 2000. Authentic Fitness net revenues decreased $6.0 million, Chaps decreased $3.7 million, Calvin Klein Jeans decreased $46.2 million, CK Kids decreased $4.6 million, CK Accessories decreased $1.3 million and ABS and all other brands decreased $6.9 million.

    Retail Stores Division. Net revenues decreased $14.2 million or 24.1% to $44.6 million in the third quarter of fiscal 2001 compared to $58.8 million in the third quarter of fiscal 2000. The decrease in retail division net revenues primarily reflects the closing of 86 stores during fiscal 2000 and fiscal 2001.

GROSS PROFIT

    Gross profit increased $36.1 million or 70.2% to $87.5 million in the third quarter of fiscal 2001 compared to $51.4 million in the third quarter of fiscal 2000. Gross profit for the third quarter of fiscal 2000 includes $66.5 million of charges related to the Company's global restructuring initiated in the second quarter of fiscal 2000. Gross margin was 22.0% in the third quarter of fiscal 2001 compared to gross margin (before the special charges) of 23.6% in the third quarter of fiscal 2000.

    Intimate Apparel Division. Gross profit increased $30.1 million to $41.2 million in the third quarter of fiscal 2001 compared to $11.1 million in the third quarter of fiscal 2000. Gross profit for the third quarter of fiscal 2000 includes $35.6 million of special charges. Gross margin for the third quarter of fiscal 2001 was 23.9% compared to gross margin of 24.3% (as adjusted for special charges) in the third quarter of fiscal 2000.

    Sportswear and Accessories Division. Gross profit increased $6.6 million or 33.8% to $26.1 million in the third quarter of fiscal 2001 compared to $19.5 million in the third quarter of fiscal 2000. Gross profit for the third quarter of fiscal 2000 includes approximately $25.1 million of special charges. Gross margin was 14.5% for the third quarter of fiscal 2001 compared to 17.9% (as adjusted for the special charges) in the third quarter of fiscal 2000. Gross profit was adversely affected in the third quarter of fiscal 2001 by uncertainty related to the Chapter 11 Cases and the difficulty experienced by many of the Company's department store customers.

    Retail Stores Division. Gross profit decreased $0.6 million to $20.2 million in the third quarter of fiscal 2001 compared to $20.8 million in the third quarter of fiscal 2000. Gross profit for the third quarter of fiscal 2000 includes approximately $5.9 million of restructuring charges. Gross margin in the third quarter of fiscal 2001 was 45.3% compared to 45.4% (as adjusted for special charges) in the third quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased to $114.2 million in the third quarter of fiscal 2001 compared to $166.4 million in the third quarter of fiscal 2000. The third quarter of fiscal 2000 includes restructuring charges of $31.5 million related to the restructuring plan initiated in the second quarter of fiscal 2000. The decrease in selling, general and administrative expenses in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 reflects expense reductions completed as part of the Chapter 11 Cases and the reduction in the number of retail stores compared to the prior year.

OPERATING PROFIT

    Operating loss decreased to $(26.7) million in the third quarter of fiscal 2001 compared to $(115.0) million in the third quarter of fiscal 2000. Operating loss for the third quarter of fiscal 2001 includes approximately $1.0 million of incremental losses from discontinued brands (Fruit of the Loom and Weight Watchers). Operating loss for the third quarter of fiscal 2000 includes the impact of the restructuring program initiated in the second quarter of fiscal 2000.

REORGANIZATION ITEMS

    Reorganization items were $25.7 million in the third quarter of fiscal 2001 and included $8.4 million of legal and professional fees, $12.1 million of costs related to the closing of certain of the Company's retail stores, $5.5 million of lease termination accruals and $0.7 million of other costs. These items were partially offset by gains from the sales of certain real estate and other assets of $1.0 million.

INTEREST EXPENSE

    Interest expense for the third quarter of fiscal 2001 was $8.4 million compared to $43.6 million in the third quarter of fiscal 2000. Interest expense for the third quarter of fiscal 2001 consists primarily of interest related to the Amended DIP of $6.3 million and amounts accrued under certain debt agreements of the Company's foreign subsidiaries of $2.1 million that are subject to standstill agreements. Accrued interest related to the standstill agreements is classified as a liability subject to compromise.

INCOME TAXES

    The provision for income taxes for the third quarter of fiscal 2001 of $3.3 million reflects accrued taxes on foreign earnings. The Company has not provided any tax benefit for its domestic losses incurred in the third quarter of 2001. The benefit for income taxes recorded for the third quarter of fiscal 2000 of $83.4 million is derived from the restructuring charges recorded by the Company during the quarter.

NET LOSS

    Net loss for the third quarter fiscal 2001 was $64.2 million compared with a loss of $100.0 million in the third quarter of fiscal 2000. The increased loss in fiscal 2000 was primarily related to the restructuring charges recorded by the Company during the quarter.

RESULTS OF OPERATIONS -- COMPARISON OF INTERIM PERIODS FISCAL 2000 TO FISCAL
1999

FIRST QUARTER OF FISCAL 2000 COMPARED TO FIRST QUARTER OF FISCAL 1999

NET REVENUES

    Net revenues in the first quarter of fiscal 2000 were $607.1 million, an increase of $165.5 million or 37.5% over the $441.6 million recorded in the first quarter of fiscal 1999. The increase is primarily a result of the acquisitions of Authentic Fitness and ABS in 1999 which accounted for $143.7 million of net revenues in the first quarter of fiscal 2000 compared to none in the first quarter of fiscal 1999.

    Intimate Apparel Division. Net revenues decreased 4.4% to $199.8 million in the first quarter of fiscal 2000 compared to $208.9 million in the first quarter of fiscal 1999 primarily due to unit volume decreases in Warner's and Olga business. Warner's net revenues decreased 15.6%, Olga decreased 11.6% and Bodyslimmers decreased 2.5%. The decreases in these brands reflects the loss of business to Upton's, Eaton's and Mercantile stores in 2000 compared to 1999. Sleepwear net revenues decreased 10.0% primarily due to decreases in business with Victoria's Secret. The introduction of Weight

Watchers contributed $2.9 million of net revenues in the first quarter of fiscal 2000 compared to none in the first quarter of fiscal 1999. Calvin Klein underwear net revenues increased 5.7% to $75.3 million in the first quarter of fiscal 2000 compared to $71.3 million in the first quarter of fiscal 1999. Lejaby net revenues decreased 11.2% to $27.6 million in the first quarter of fiscal 2000 compared to $31.1 million in the first quarter of fiscal 1999.

    Sportswear and Accessories Division. Net revenues increased $151.8 million or 73.2% to $359.3 million in the first quarter of fiscal 2000 compared to $207.5 million in the first quarter of fiscal 1999. The increase in net revenues is primarily attributable to the acquisitions of Authentic Fitness and ABS which contributed $143.7 million of net revenues in the first quarter of fiscal 2000 (none in the first quarter of fiscal 1999) and the acquisition of the Chaps -- Canada license which contributed $3.2 million of net revenues in the first quarter of fiscal 2000. Chaps net revenues increased 11.9% to $68.4 million in the first quarter of fiscal 2000 compared to $61.1 million in the first quarter of fiscal 1999. Calvin Klein jeans net revenues, including CK Kids, decreased 2.7% to $137.7 million in the first quarter of fiscal 2000 compared to $141.5 million in the first quarter of fiscal 1999 and Calvin
Klein Accessories net revenues increased over 100% to $8.2 million in the first quarter of fiscal 2000 compared to $3.9 million in the first quarter of fiscal 1999.

    Retail Stores Division. Net revenues increased $22.9 million or 90.9% to $48.1 million in the first quarter of fiscal 2000 compared to $25.2 million in the first quarter of fiscal 1999. The acquisition of Authentic Fitness retail stores accounted for $14.2 million of the increased net revenues in the first quarter of fiscal 2000. Outlet stores net revenues increased 34.7% or $8.7 million in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The increase is a result of the Company's strategy to liquidate excess inventory during the first quarter of fiscal 2000.

GROSS PROFIT

    Gross profit increased $27.5 million or 18.4% to $176.7 million in the first quarter of fiscal 2000 compared with $149.2 million in the first quarter of fiscal 1999. Gross margin was 29.1% in the first quarter of fiscal 2000 compared with 33.8% in the first quarter of fiscal 1999. The decrease in gross margin is attributable to markdowns taken in the first quarter of fiscal 2000 to reduce inventories and improve cash flow.

    Intimate Apparel Division. Gross profit decreased $21.3 million or 27.7% to $55.7 million in the first quarter of fiscal 2000 compared with $77.0 million in the first quarter 1999. Gross margins were 27.9% in the first quarter fiscal 2000 compared with 36.9% in the first quarter of fiscal 1999. The decrease in gross margin is due to markdowns taken in the first quarter of fiscal 2000 to reduce inventories and improve cash flow.

    Sportswear and Accessories Division. Gross profit increased $41.1 million or 65.3% to $104.0 million in the first quarter of fiscal 2000 compared with $62.9 million in the first quarter of 1999. Gross margin was 28.9% in the first quarter fiscal 2000 compared with 30.3% in the first quarter of fiscal 1999. The decrease in gross margin is due to markdowns and lower margins primarily to reduce Calvin Klein juniors inventories.

    Retail Stores Division. Gross profit increased $7.6 million or 80.9% to $17.0 million in the first quarter of fiscal 2000 compared with $9.4 million in the first quarter of fiscal 1999. Gross margins were 35.4% in the first quarter of fiscal 2000 compared with 37.3% in the first quarter of fiscal 1999. The decrease in gross margin is primarily due to markdowns taken in the first quarter of fiscal 2000 to move excess inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $47.8 million or 46.3% to $151.0 million in the first quarter of fiscal 2000 compared to $103.2 million in the first quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of net revenues were 24.9% in the first quarter of fiscal 2000 compared with 23.4% in the first quarter of fiscal 1999. The increase in selling, general and administrative expenses includes $6.5 million of severance and employee termination costs recorded in the first quarter of fiscal 2000, $9.3 million of additional depreciation and amortization costs primarily related to the acquisitions of Authentic Fitness and ABS completed in the fourth quarter of fiscal 1999 and the impact of the additional selling, general and administrative expenses from the above mentioned acquisitions.

OPERATING PROFIT

    Operating income decreased $24.6 million or 53.4% to $21.5 million in the first quarter of fiscal 2000 compared to $46.1 million in the first quarter of fiscal 1999. The decrease in operating profit reflects the increased selling, general and administrative expense increases noted above as well as losses in the Company's retail store divisions, primarily reflecting markdowns necessary to sell excess inventory.

    The Company recorded a pre-tax profit of $42.7 million ($25.9 net of taxes) in the first quarter of fiscal 2000 from the sale of its equity investment in InterWorld Corporation.

INTEREST EXPENSE

    Interest expense increased $17.0 million to $33.8 million in the first quarter of fiscal 2000 compared with $16.8 million in the first quarter of fiscal 1999. The increase reflects incremental borrowings of over $800 million compared to the first quarter of fiscal 1999 related to the acquisitions of Authentic Fitness and ABS as well as the funding of the Company's stock buyback program.

INCOME TAXES

    The provision for income taxes for the first quarter of fiscal 2000 was $12.9 million compared to the provision for income taxes for the first quarter of fiscal 1999 of $7.3 million. The tax provision for fiscal 2000 is higher due, in part, to an increase in non-deductible goodwill resulting from the Company's 1999 acquisitions of Authentic Fitness and ABS.

NET INCOME

    Net income for the first quarter fiscal 2000 was $21.8 million compared with net income of $22.0 million in the first quarter of fiscal 1999. In fiscal 2000, the Company changed its method of accounting for the valuation of inventory in its retail outlet stores. The cumulative effect of the change in accounting resulted in a charge of $13.1 million (net of income tax benefit of $8.6 million) in the first quarter of fiscal 2000.

SECOND QUARTER OF FISCAL 2000 COMPARED TO SECOND QUARTER OF FISCAL 1999

NET REVENUES

    Net revenues in the second quarter of fiscal 2000 increased $104.4 million or 21.2% to $596.7 million compared to $492.3 million in the second quarter of fiscal 1999. Net revenues contributed by the 1999 acquisitions of Authentic Fitness ($155.3 million) and ABS ($10.6 million) amounted to $165.9 million. These increases were offset by a decrease in net revenues of the Intimate Apparel Division.

    Intimate Apparel Division. Net revenues decreased $22.1 million or 9.9% to $200.6 million in the second quarter of fiscal 2000 compared to $222.7 million in the second quarter of fiscal 1999. Warner's and Olga decreased $5.7 million to $83.1 million from $88.8 million primarily due to the loss of three major customers (Uptons, Eaton's and Mercantile). Calvin Klein underwear decreased $6.2 million to $65.1 million in the second quarter of fiscal 2000 from $71.3 million in the second quarter of fiscal 1999 primarily in Sleepwear. Lejaby increased $0.5 million to $24.0 million despite a $2.7 million negative effect related to the weakness of the Euro against the U.S. dollar.

    Sportswear and Accessories Division. Net revenues increased $109.2 million or 46.4% to $344.6 million in the second quarter of fiscal 2000 compared to $235.4 million in the second quarter of fiscal 1999. Net revenues contributed by the 1999 acquisitions of Authentic Fitness ($139.5 million) and ABS ($10.6 million) amounted to $150.1 million. Excluding acquisitions, net revenues of $194.5 million were

17.4% lower than the second quarter of fiscal 1999. Chaps net revenue was $55.5 million, down 37.0% from $88.1 million in the second quarter of fiscal 1999. The decrease in net revenues is primarily due to Chaps being adversely affected by the discounted pricing policy of its competitors as well as the loss of certain customers including SRI and Uptons due to bankruptcy or liquidation. Shipments resumed to SRI subsequent to July 1, 2000. In addition, Calvin Klein Jeans division net revenues were down $8.3 million to $132.3 million in the second quarter of fiscal 2000 compared to $140.6 million in the second quarter of fiscal 1999 primarily in the Junior division.

    Retail Stores Division. Net revenues increased $17.3 million or 50.7% to $51.4 million in the second quarter of fiscal 2000 compared with $34.1 million in the second quarter of fiscal 1999. The acquisition of Authentic Fitness contributed $15.9 million to net revenues in the second quarter of fiscal
2000 (none in the second quarter of fiscal 1999).

GROSS PROFIT

    Gross profit decreased $82.2 million or 47.8% to $89.8 million in the second quarter of fiscal 2000 compared with $172.0 million in the second quarter of fiscal 1999. Gross margin was 15.1% in the second quarter of fiscal 2000 compared with 34.9% in the second quarter of fiscal 1999. Included in cost of sales in the second quarter of fiscal 2000 is $88.9 million of charges related to the global restructuring initiated by the Company in the second quarter of fiscal 2000. These charges include the write-down of inventories and other assets of $55.7 million, facility shutdown and reconfiguration costs of $15.6 million, severance and termination costs related to 1,502 manufacturing employees of $8.2 million and retail outlet store closing costs of $9.3 million. Gross margin without the impact of the global restructuring charge was 29.9%. The decreased gross margin in the first quarter of fiscal 2000 compared to the first quarter of 1999 primarily reflects higher level of off-price sales and increased markdowns necessary to sell excess inventory.

    Intimate Apparel Division. Gross profit (loss) decreased $112.1 million to a loss of $(24.1) million in the second quarter of fiscal 2000 compared with a profit of $88.0 million in the second quarter of fiscal 1999. Gross margins were 27.7% (before restructuring charges) in the second quarter of fiscal 2000 compared with 39.5% in the second quarter of fiscal 1999.

    Sportswear and Accessories Division. Gross profit increased $24.8 million or 33.6% to $98.6 million in the second quarter of fiscal 2000 compared to $73.8 million in the second quarter of fiscal 1999. Gross margins were 28.6% in the second quarter of fiscal 2000 compared with 31.4% in the second quarter of fiscal 1999.

    Retail Stores Division. Gross profit increased $5.1 million or 49.5% to $15.4 million in the second quarter of fiscal 2000 compared with $10.3 million in the second quarter of fiscal 1999. Gross profit for the second quarter of fiscal 2000 includes approximately $9.3 million of charges related to the global initiatives discussed above. Gross margin before the special charges was 48.1% in the second quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $46.2 million or 41.3% to $158.2 million compared to $112.0 million in the second quarter of fiscal 1999. Selling, general and administrative expenses include the incremental expenses associated with the acquisition of Authentic Fitness and ABS. In addition selling, general and administrative expenses in the second quarter of fiscal 2000 include $12.9 million of charges related to the global restructuring initiated by the Company including $4.6 million related to the termination of certain contracts, $6.2 million of employee severance and termination costs affecting 521 distribution and administrative employees, $1.1 million related to the closing of certain retail outlet stores and $1.0 million of legal expenses.

    Depreciation and amortization expense was $23.5 million in the second quarter of fiscal 2000 compared to $14.7 million in the second quarter of fiscal 1999. The increase in depreciation and amortization reflects the amortization of goodwill and intangible assets related to the Authentic Fitness and ABS acquisitions, which were completed in the fourth quarter of fiscal 1999 and increased depreciation expense related to computer system upgrades completed in fiscal 1999 to ensure that the Company's systems were Y2K compliant.

OPERATING PROFIT

    Operating income (loss) decreased $128.5 million to an operating loss of $(68.4) million in the second quarter of fiscal 2000 from $60.1 million in the second quarter of fiscal 1999. The reduction in operating income reflects the global restructuring charges of $101.9 million noted above as well as the higher selling, general and administrative expenses.

INTEREST EXPENSE

    Interest expense increased $15.8 million to $34.5 million in the second quarter of fiscal 2000 compared to $18.7 million in the second quarter of fiscal 1999. The increase primarily reflects interest expense related to the acquisitions of Authentic Fitness and ABS in the fourth quarter of fiscal 1999 and interest on funds borrowed to effect the Company's stock buy-back program.

INCOME TAXES

    The benefit for income taxes recorded during the second quarter of fiscal 2000 was $34.1 million as compared to the provision for income taxes in the second quarter of fiscal year 1999 of $12.3 million. The benefit in 2000 is derived from charges related to the Company's global restructuring initiatives. Excluding the restructuring items, the tax provision is higher compared to the second quarter of fiscal 1999 due, in part, to an increase in non-deductible goodwill resulting from the 1999 acquisitions of Authentic Fitness and ABS.

NET LOSS

    Net income (loss) for the second quarter of fiscal 2000 was $(68.6) million compared with net income of $29.0 million in the second quarter of fiscal 1999. The net loss in 2000 is the result of charges related to the Company's global restructuring initiatives, which began in the second quarter.

THIRD QUARTER OF FISCAL 2000 COMPARED TO THIRD QUARTER OF FISCAL 1999

NET REVENUES

    Net revenues in the third quarter of fiscal 2000 decreased $77.0 million or 13.3% to $500.1 million from the $577.1 million recorded in the third quarter of fiscal 1999. Incremental revenues contributed by the 1999 acquisition of Authentic Fitness ($38.1 million) and ABS ($9.0 million) amounted to $47.1 million but were more than offset by decreases in the Intimate Apparel and Calvin Klein Jeanswear divisions.

    Intimate Apparel Division. Net revenues decreased $54.2 million or 22.0% to $192.4 million in the third quarter of fiscal 2000 compared to $246.6 million in the third quarter of fiscal 1999. Warner's and Olga decreased $23.1 million to $64.0 million from $87.1 million primarily due to the loss of three major customers (Uptons, Eaton's and Mercantile) and poor sell through of the Company's products at retail. Calvin Klein underwear decreased $18.7 million in the third quarter of fiscal 2000 primarily in Sleepwear to $79.8 million from $98.5 million in the third quarter of fiscal 1999. Lejaby decreased $4.9 million to $16.1 million primarily related to the weakness of the Euro against the U.S. dollar (foreign exchange).

    Sportswear and Accessories Division. Net revenues decreased $40.2 million or 13.9% to $248.9 million in the third quarter of fiscal 2000 compared to $289.1 million in the third quarter of fiscal 1999. Incremental revenues contributed by the 1999 acquisitions of Authentic Fitness ($21.3 million) and ABS ($9.0 million) amounted to $30.3 million. Excluding acquisitions, net revenues of $218.6 million were 24.4% lower than the fiscal quarter of 1999. Chaps net revenues in the third quarter of fiscal 2000 were $61.0 million, down 37.0% from $96.8 million in the third quarter of fiscal 1999. The decrease in net revenues is primarily due to Chaps being adversely affected by the discounted pricing policy of its competitors as well as customers lost due to bankruptcy. In addition Calvin Klein Jeans division revenues were $146.9 million down $36.5 million or 19.9% from $183.4 million in the third quarter of fiscal 1999 in the Juniors and Kids divisions primarily resulting from the negative effect of the Calvin
Klein litigation.

    Retail Stores Division. Net revenues increased $17.4 million or 42.0% to $58.8 million in the third quarter of fiscal 2000 compared with $41.4 million in the third quarter of fiscal 1999. The acquisition of Authentic Fitness contributed $16.7 million to net revenues. Excluding net revenues of Authentic Fitness, net revenues increased $0.7 million or 1.7%.

GROSS PROFIT

    Gross profit decreased $145.3 million to $51.4 million in the third quarter of fiscal 2000 compared with $196.7 million in the third quarter of fiscal 1999. Gross margin was 10.2% in the third quarter of fiscal 2000 compared with 34.0% in the third quarter of fiscal 1999. The decrease in gross margin in the third quarter of fiscal 2000 compared to fiscal 1999 is attributable to higher off-price sales and increased markdowns taken in the third quarter of fiscal 2000 to reduce inventories and improve cash flow. Also included in cost of sales in the third quarter of fiscal 2000 is $66.5 million related to the global restructuring initiatives discussed above. The charges include $46.1 million related to inventory markdowns and fixed asset write-downs, $10.7 million related to facility shutdown and lease obligation costs, $3.1 million of severance and employee termination costs relating to 767 manufacturing related employees, $5.7 million related to the closing of 15 retail outlet stores and $0.9 million of other costs.

    Intimate Apparel Division. Gross profit decreased $77.7 million or 87.5% to $11.1 million in the third quarter of fiscal 2000 compared with $88.8 million in the third quarter of fiscal 1999. Gross margins were 5.8% in the third quarter of fiscal 2000 compared with 36.0% in the third quarter of fiscal 1999. Gross profit for the third quarter of fiscal 2000 includes $35.6 million of charges related to the Company's global restructuring initiatives begun in the second quarter of fiscal 2000. Gross margin adjusted for the impact of the charges was 24.3% in the third quarter of fiscal 2000.

    Sportswear and Accessories Division. Gross profit decreased $75.1 million or 79.4% to $19.5 million in the third quarter of fiscal 2000 compared with $94.6 million in the third quarter of fiscal 1999. Gross margins were 7.8% in the third quarter of fiscal 2000 compared with 32.7% in the third quarter of fiscal 1999. Gross profit for the third quarter of fiscal 2000 includes approximately $25.1 million of charges related to the Company's global restructuring initiatives begun in the second quarter of fiscal 2000. Gross margin adjusted for the impact of the charges was 17.9% in the third quarter of fiscal 2000.

    Retail Stores Division. Gross profit increased $7.5 million or 56.4% to $20.8 million in the third quarter of fiscal 2000 compared with $13.3 million in the third quarter of fiscal 1999. Gross profit for the third quarter of fiscal 2000 includes $5.9 million of charges related to the Company's global restructuring initiatives begun in the second quarter of fiscal 2000. Gross margin adjusted for the impact of the charges was 45.4% in the third quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $53.8 million or 47.8% to $166.4 million compared to $112.6 million in third quarter of fiscal 1999. The increased selling, general and administrative expenses are due to an increase in the Company's Retail Stores Division's business (primarily Authentic Fitness), and higher depreciation and amortization expense related to additional goodwill and intangible amortization expense related to the 1999 acquisitions of Authentic Fitness and ABS and depreciation for systems implemented in fiscal 1999. Also included in selling, general and administrative expenses is $31.5 million for the third quarter of fiscal 2000 related to the global operating initiatives discussed above consisting of fixed asset write-downs of $14.2 million, facility shutdown costs of $2.4 million, severance and employee termination costs of $5.2 million related to 903 distribution and administrative employees, retail outlet store closing costs of $3.8 million and legal fees, primarily related to the Calvin Klein litigation, of $5.9 million.

OPERATING PROFIT

    Operating profit (loss) decreased $199.1 million to $(115.0) million in the third quarter of fiscal 2000 from $84.1 million in the third quarter of fiscal 1999. The operating loss in the third quarter of fiscal 2000 primarily reflects the charges from the global restructuring initiatives, noted above and the higher depreciation and amortization expenses also noted above.

INTEREST EXPENSE

    Interest expense increased $22.7 million to $43.6 million in the third quarter of fiscal 2000 compared to $20.9 million in the third quarter of fiscal 1999. The increased interest expense in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily reflects interest on amounts borrowed to consummate the acquisitions of Authentic Fitness and ABS as well as amounts borrowed to repurchase the Company's common stock.

INCOME TAXES

    The benefit for income taxes recorded during the third quarter of fiscal 2000 was $83.4 million compared to the provision for income taxes in the third quarter of fiscal 1999 of $19.9 million. The benefit in 2000 is derived from charges related to the Company's global restructuring initiatives. Excluding the restructuring items, the tax provision is higher compared to the third quarter of fiscal 1999 due, in part, to an increase in non-deductible goodwill resulting from the 1999 acquisitions of Authentic Fitness and ABS.

NET LOSS

    Net income (loss) for the third quarter of fiscal 2000 was $(100.0) million compared with net income of $43.3 million in the third quarter of fiscal 1999. The net loss in 2000 is the result of charges for the Company's global restructuring initiatives, which began in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

DEBTOR-IN-POSSESSION FINANCING ARRANGEMENT

    On June 11, 2001, the Company entered into the DIP with a group of banks which was approved by the Bankruptcy Court in an interim amount of $375,000,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000,000. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. The amendments, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend deadlines with respect to certain asset sales and certain filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtors' revised business plan.

    The Amended DIP (when originally executed) provided for a $375,000,000 non-amortizing revolving credit facility (which includes a letter of credit facility of up to $200,000,000) and a $225,000,000 revolving credit facility. On December 27, 2001, the Tranche B commitment was reduced to $100,000,000. On April 19, 2002, the Company elected to eliminate the Tranche B facility based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and the Tranche B facility would not be needed to fund the Company's on-going operations. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $325,000,000. The Amended DIP terminates on the earlier of June 11, 2003 or the effective date of a plan of reorganization.

    Borrowing under the Amended DIP bears interest at either the London Inter Bank Offering Rate (LIBOR) plus 2.75% (4.8% on January 5, 2002) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at January 5, 2002). In addition, the fees for the undrawn amounts are .50% for Tranche A. During fiscal 2001 and through its termination on April 19, 2002, the Company did not borrow any funds under Tranche B. The Amended DIP contains restrictive covenants that require the Company to maintain minimum levels of EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and other items as set forth in the agreement), restrict investments, limit the annual amount of capital expenditures, prohibit paying dividends and prohibit the Company from incurring material additional indebtedness. Certain restrictive covenants are subject to adjustment in the event the Company sells certain business units and/or assets. In addition, the Amended DIP requires that proceeds from the sale of certain business units and/or assets are to be used to reduce the outstanding balance of Tranche A. The maximum borrowings under Tranche A are limited to 75% of eligible accounts receivable, 25% to 67% of eligible inventory, and 50% of other inventory covered by outstanding trade letters of credit.

    Amounts outstanding under the Amended DIP at January 5, 2002 were $155.9 million with a weighted average interest rate of 4.8%. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at January 5, 2002 of approximately $60.0 million. The total amount of additional credit available to the Company at January 5, 2002 was $159.1 million. As of July 5, 2002, the Company had repaid all outstanding cash borrowings under the Amended DIP and had approximately $61 million of cash available as collateral against outstanding trade and stand-by letters of credit.

    The Amended DIP is secured by substantially all of the domestic assets of the Company.

LIQUIDITY

    The Company is operating under the provisions of the Bankruptcy Code which has had a direct effect on the Company's cash flows. By operating under the protection of the Bankruptcy Court, making improvements in the Company's operations and selling certain assets, the Company has improved its cash position subsequent to the Petition Date. The Company is not permitted to pay any pre-petition liabilities without approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations (approximately $2.2 billion of pre-petition debt outstanding, including approximately $351.4 million of trade drafts) and approximately $100.0 million of accounts payable and accrued liabilities. Since the Petition Date through January 5, 2002, the Company sold certain personal property, certain owned buildings and land and other assets for approximately $6.2 million. In the first quarter of fiscal 2002, the Company sold additional assets generating net proceeds of approximately $4.0 million. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowings under the Amended DIP. In addition, in the first quarter of fiscal 2002, the Company sold the business and substantially all of the assets of GJM and Penhaligon's. The sales of GJM and Penhaligon's generated approximately $20.1 million of net proceeds in the aggregate. Proceeds from the sale of GJM and Penhaligon's were used to
(i) reduce amounts outstanding under certain of the Company's debt agreements ($4.8 million), (ii) reduce amounts outstanding under the Amended DIP ($4.2 million), (iii) create an escrow fund for the benefit of pre-petition secured lenders ($9.4 million) (subsequently disbursed in June 2002) and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and for any working capital valuation adjustments ($1.7 million). In the second quarter of fiscal 2002, the Company began the process of closing 25 of its outlet stores. In May 2002, the Company contracted with a third party and sold the inventory in these stores for approximately net book value generating approximately $12 million of net proceeds which were used to reduce amounts outstanding under the Amended DIP. The Company expects that the sale of the assets and businesses will have a positive effect on both the profitability and cash flows of the Company in fiscal 2002 and in future years.

    At January 5, 2001, the Company had working capital of $448.4 million, excluding $2,439.4 million of pre-petition liabilities that are subject to compromise.

    The Debtors are in the process of reviewing their operations and identifying assets available for potential disposition, including entire business units of the Company. However there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

CASH FLOWS

    For the year ended January 5, 2002 cash used in operating activities was $422.8 million compared to cash used in operating activities of $10.7 million in fiscal 2000 and cash provided by operating activities of $10.0 million in fiscal 1999. The change in cash used in operations in fiscal 2001 compared to fiscal 2000 is primarily a result of the Company's net loss of $861.2 million in fiscal 2001. In addition, the Company terminated its accounts receivable securitization agreement on the Petition Date and repurchased the outstanding accounts receivable for approximately $186.2 million, including $1.2 million of interest and fees.

    Net cash used in investing activities was $21.4 million during fiscal 2001. Cash used in investing activities primarily reflects capital expenditures offset by net proceeds from the sale of fixed and other assets.

    Cash provided from financing activities for fiscal 2001 was $474.6 million, primarily from borrowing under the Company's pre-petition debt agreements and funds borrowed under the Amended DIP. Amounts outstanding under the Amended DIP at January 5, 2002 were $155.9 million. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at January 5, 2001 of $60.0 million. The total amount of additional credit available to the Company at January 5, 2002 was $159.1 million. The Company had cash in operating accounts of approximately $39.6 million at January 5, 2002. Cash in operating accounts primarily represents lock-box receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements. As of July 5, 2002, the Company had repaid all outstanding amounts borrowed under the Amended DIP and had approximately $221.5 million of additional credit available under the Amended DIP. In addition, the Company had approximately $61 million of cash available for use as collateral against outstanding documentary and stand-by letters of credit. The cash available of $61 million does not include lock-box receipts and compensating balances.

PRE-PETITION DEBT

    The Company was in default of substantially all of its U.S. pre-petition credit agreements as of January 5, 2002. All pre-petition debt of the Debtors has been reclassified with liabilities subject to compromise in the consolidated balance sheet at January 5, 2002. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on June 11, 2001. The Company has continued to accrue interest on certain foreign credit agreements that are subject to standstill and intercreditor agreements. Consummation of a plan or plans of reorganization may require the payment of such interest. Such interest is included in liabilities subject to compromise at January 5, 2002. A brief description of each pre-petition credit facility and the terms thereof is included below.

AMENDMENT AGREEMENT

    On October 6, 2000, the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement (the 'Amendment Agreement') and an Intercreditor Agreement. Pursuant to the Amendment Agreement, the Company's credit facilities were modified so that each contains identical representations and warranties, covenants, mandatory prepayment obligations and events of default. The Amendment Agreement also amended uncommitted credit facilities and those which matured prior to August 12, 2002 so that they would mature on August 12, 2002 (the maturity dates of the credit facilities due after August 12, 2002 were unaffected).

    The Amendment Agreement made the margins added to a base rate or Eurodollar rate loan uniform under the credit facilities and determined according to the debt rating of the Company. As of December 30, 2000, the applicable margin for base rate advances under the credit facilities was 2.5% and the applicable margin for Eurodollar rate advances under the credit facilities was 3.5%. The Amendment Agreement also made the fee charged based on the letters of credit outstanding and a commitment fee charged based on the undrawn amount of the credit facilities consistent across the credit facilities. Both of these fees also varied according to the Company's debt rating.

    As part of the signing of the Amendment Agreement, obligations under each of the credit facilities were guaranteed by the Company, by all of its domestic subsidiaries and, on a limited basis, by all of its subsidiaries located in Canada, the United Kingdom, France, Germany, the Netherlands, Mexico, Belgium, Hong Kong and Barbados. The Company and each of such entities have granted liens on substantially all of their assets to secure these obligations. As a result of the Amendment Agreement, as of December 30, 2000, the Company had committed credit facilities in an aggregate amount of $2.6 billion, all of which were to mature on or after August 12, 2002 with substantially no debt amortization until then. All obligations under the Amendment Agreement are in default under the Chapter 11 Cases. The Company has not accrued interest on these obligations since the Petition Date, except for interest on certain foreign credit agreements as previously noted. Creditors under the Amendment Agreement are considered secured creditors in the Chapter 11 Cases, and as such will receive a higher priority than other classes of creditors. Amounts outstanding under the Amendment Agreement, not including accrued interest, at the Petition Date were approximately $2.2 billion, including $351.4 million of trade drafts. The Company has classified these obligations as liabilities subject to compromise. The Company has not completed its plan of reorganization under the Chapter 11 Cases and, as a result, the Company cannot yet determine the amount that the creditors under the Amendment Agreement will ultimately receive.

$600,000,000 REVOLVING CREDIT FACILITY

    The Company is the borrower under a $600 million Revolving Credit Facility, which includes a $100 million sub-facility available for letters of credit. This facility was scheduled to expire on August 12, 2002 in accordance with the terms of the Amended and Restated Credit Agreement, dated November 17, 1999, which governs the facility. Amounts borrowed under this facility were borrowed at either base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of December 30, 2000, the amount of borrowings outstanding under this facility was $425.7 million. Additionally, as of December 30, 2000, the amount of letters of credit outstanding under this facility was $4.7 million. The weighted-average interest rate under this facility as of December 30, 2000 was 10.34%. As of January 5, 2002, $595.1 million was outstanding under this facility, all of which is included in liabilities subject to compromise at January 5, 2002.

$450,000,000 REVOLVING CREDIT FACILITY

    The Company is also a borrower under a $450 million Revolving Credit Facility, which was reduced to $423.6 million under the Amendment Agreement. The credit agreement governing this facility, dated November 17, 1999, provided that the term of the facility will expire on November 17, 2004. Amounts borrowed under this facility were subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of December 30, 2000, the amount of borrowings outstanding under this facility was $284.7 million with a weighted average interest rate of 10.47%. As of January 5, 2002, $423.6 million was outstanding under this facility, all of which is included in liabilities subject to compromise.

$587,548,000 TERM LOAN

    The Company is also a borrower under a $600 million Term Loan, dated November 17, 1999, which was reduced to approximately $587.5 million under the Amendment Agreement. The maturity of this loan was also extended until August 12, 2002 in connection with the Amendment Agreement. Amounts borrowed under this facility were subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of December 30, 2000 and January 5, 2002, $587.5 million was outstanding under this facility all of which is included in liabilities subject to compromise at January 5, 2002.

FRENCH FRANC FACILITIES

    The Company and its subsidiaries entered into French Franc facilities in July and August 1996 relating to its acquisition of Lejaby. These facilities, which were amended in April 1998 and in August and November 1999, include a term loan facility in an original amount of 370 million French Francs and a revolving credit facility of 480 million French Francs, which was reduced to 441.6 million French Francs pursuant to the Amendment Agreement. Amounts borrowed under these facilities are subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. The term loan was being repaid in annual installments, which began in July 1997, with a final installment due on December 31, 2001. In conjunction with the Amendment Agreement the annual installments were eliminated and the maturity of the loan was extended to August 12, 2002. As of December 30, 2000, $36.3 million equivalent of the term loan was outstanding with a weighted average interest rate of 8.79%.
The revolving portion of this facility provides for multi-currency revolving loans to be made to the Company and a number of its European subsidiaries.
As of December 30, 2000, approximately $54.2 million equivalent of revolving advances were outstanding under this facility with a weighted average interest rate of 9.94%. As of January 5, 2002 the total amount outstanding under these facilities was $59.5 million equivalent, all of which is included in liabilities subject to compromise.

$400,000,000 TRADE CREDIT FACILITY

    On October 6, 2000, in conjunction with signing the Amendment Agreement, the Company entered into a new $400 million Trade Credit Facility which provided commercial letters of credit for the purchase of inventory from suppliers and offers the Company extended terms for periods of up to 180 days ('Trade Drafts'). Amounts drawn under this facility were subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. The Company classified the 180-day Trade Drafts in trade accounts payable. As of December 30, 2000, the amount of Trade Drafts outstanding under this facility was $163.9 million. Also at December 30, 2000, the Company had outstanding letters of credit under this facility totaling approximately $81.1 million. At January 5, 2002, the Company had approximately $351.4 million of Trade Drafts outstanding under this facility, all of which is included in liabilities subject to compromise.

OTHER FACILITIES

    In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. The balance of this loan as of December 30, 2000 was $17.0 million. This loan was due to be repaid in equal installments with a final maturity date of July 4, 2002. Amounts outstanding under this agreement as of the Petition Date of $34.6 million are included in liabilities subject to compromise at January 5, 2002.

    The Company issued $40.4 million of notes in conjunction with the amendment of its Equity Agreements with two of its banks. Amounts borrowed under these notes are subject to interest at a rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. These notes were to mature on August 12, 2002. As of December 30, 2000, $50.1 million was outstanding under this facility. The Company has recorded adjustments to the amount outstanding under the Equity Agreements through January 5, 2002 of $6.6 million resulting in a total amount outstanding under the Equity Agreements of $56.7 million as of January 5, 2002. Loans related to the Equity Agreements outstanding are included in liabilities subject to compromise at January 5, 2002.

FOREIGN CREDIT FACILITIES

    The Company and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit and issuance of letters of credit ('Foreign Credit Facilities'). At December 30, 2000 and January 5, 2002, the total outstanding amounts of the Foreign Credit Facilities were approximately $16.3 million and $83.7 million, respectively. The foreign subsidiaries are not parties to the Chapter 11 Cases. Certain of the Company's foreign subsidiaries are parties to debt agreements that are subject to standstill and intercreditor agreements. The Company has recorded interest of $4.1 million in fiscal 2001 on certain of these foreign credit facilities. The consummation of a plan or plans of reorganization may require the repayment of such interest. Accrued interest relating to these facilities is included in liabilities subject to compromise at January 5, 2002.

RESTRICTIVE COVENANTS

    Pursuant to the terms of the Amendment Agreement the Company was required to maintain certain financial ratios and was prohibited from paying dividends. On March 29, 2001, lenders under the Amendment Agreement waived compliance with the financial ratios until April 16, 2001. On April 13, 2001, the lenders extended this waiver until May 16, 2001 and on May 16, 2001, the lenders extended the waiver to June 15, 2001. The Company filed for protection under Chapter 11 of the Bankruptcy Code on June 11, 2001.

COMMITMENTS AND CONTINGENCIES

    Prior to the Petition Date, the Company utilized a bankruptcy remote special purpose entity for the purpose of securitizing its outstanding accounts receivable. Pursuant to the terms of the Amended DIP, the securitization facility was terminated and all outstanding amounts due under the securitization facility were repaid on June 11, 2001. See Note 6 of Notes to Consolidated Financial Statements. As of January 5, 2002, the Company is not engaged in off-balance sheet arrangements through unconsolidated, limited purpose entities. There are no material guarantees of debt or other commitments, other than those mentioned herein related to trade and standby letters of credit issued under the Amended DIP, existing at January 5, 2002.

    The Company has entered into operating lease agreements for manufacturing, distribution and administrative facilities and retail stores. Substantially all of those agreements are subject to assumption or rejection under the provisions of the Bankruptcy Code. The Company has provided amounts for the estimated total amount of claims the Company expects to receive related to all rejected and other leases as of January 5, 2002. In addition, the Company has entered into operating leases for equipment and other assets. Substantially all of those leases are also subject to assumption or rejection under the provisions of the Bankruptcy Code.

    Future contractual obligations of the Company, as of January 5, 2002 are summarized below:

                                                        PAYMENTS DUE BY YEAR(A)
                                                         (DOLLARS IN THOUSANDS)
                                     --------------------------------------------------------------
                                       2002       2003      2004      2005      2006     THEREAFTER
                                       ----       ----      ----      ----      ----     ----------
Amended DIP(b).....................  $  --      $155,915   $ --      $ --      $ --       $ --
Operating leases(c)................    41,991     34,973    19,580    14,146    10,358      21,572
Minimum royalties(d)(e)............    22,134     19,828    20,403    22,603    22,803     228,843
Trade letters of credit(f)(g)......    51,618      --        --        --        --         --
                                     --------   --------   -------   -------   -------    --------
    Total..........................  $115,743   $210,716   $39,983   $36,749   $33,161    $250,415
                                     --------   --------   -------   -------   -------    --------
                                     --------   --------   -------   -------   -------    --------

---------

 (a) Does not include approximately $2.4 billion of liabilities subject to compromise in the Chapter 11 Cases (including $120.0 million payable under Company-obligated mandatorily redeemable convertible preferred securities).

 (b) The Amended DIP matures on June 11, 2003. No amounts were outstanding under the Amended DIP as of July 5, 2002.

 (c) Includes all operating leases, all of which may be rejected under the provisions of the Bankruptcy Code. In June 2002 the Bankruptcy Court approved the Company's settlement of certain operating lease agreements. The leases had original terms of from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. The total amount payable to the lessor under the settlement agreement is $15,200 of which $4,400 had been paid by the Company through May 30, 2002. The remaining balance of $10,800 will be paid by the Company in equal installments of $550 through the date of the consummation of a confirmed plan of reorganization and $750 per month thereafter until the balance is fully paid. See Note 20 of Notes to Consolidated Financial Statements.

 (d) Includes all minimum royalty obligations.

                                            (footnotes continued on next page)

(footnotes continued from previous page)

 (e) Certain of the Company's license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years.

 (f) Trade letters of credit represent obligations to suppliers for inventory purchases. The trade letters of credit generally have maturities of six months or less and will only be paid upon satisfactory delivery of the inventory by the supplier.

 (g) The Company also has contingent liabilities under standby letters of credit in the amount of $8,413 representing guarantees of performance under various contractual obligations. These commitments will only be drawn if the Company fails to meet its obligations under the related contract.

    The Company paid a quarterly cash dividend on its common stock from June 1995 through December 2000. Total dividends paid in fiscal 1999 and fiscal 2000 were $20.6 million and $14.4 million, respectively. The Company suspended payment of its cash dividend in December 2000. Under the terms of the Amended DIP, the Company is prohibited from paying dividends or making distributions to stockholders. See Item 5. 'Market for the Company's Common Equity and Related Stockholder Matters'.

ECONOMIC AND MONETARY UNION ('EMU') COMPLIANCE

    Within Europe, the EMU introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

    On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, remained legal tender through December 31, 2001. As of July 1, 2002, the participating countries withdrew all legacy currencies and exclusively used the Euro.

    In anticipation of the establishment of the European EMU and the introduction of the Euro on January 1, 1999, the Company formed a Steering Committee in December 1997 to (i) identify the related issues and their potential effect on the Company, and (ii) develop an action plan for EMU compliance.

    The steering committee completed development of and implemented an action plan which included preparation of banking arrangements for use of the Euro, development of dual currency price lists and invoices, modification of prices to mitigate the potential effects of price transparency and implementing necessary computer-related remediation steps. As a result of this plan, as of January 1, 1999, the Company was EMU compliant. During fiscal 1999, 2000 and 2001, the Company experienced no adverse effects on its business as a result of the introduction of the Euro and does not expect the Euro to have a material effect on the Company's financial condition or results of operations.

SEASONALITY

    The operations of the Company are somewhat seasonal. In fiscal 2001, approximately 46.7% of the Company's net revenues were generated in the first half of the fiscal year. The Company's Authentic Fitness business, which is included in the Sportswear and Accessories Division, consists primarily of swimwear and swim related products. The swimwear business is seasonal; approximately 78% of Authentic Fitness net revenues were generated in the first half of the 2001 fiscal year. The working capital needs of Authentic Fitness partially offset the working capital needs of the remaining businesses of the Company. Sales and earnings from the Company's other divisions and business units are generally expected to be somewhat higher in the second half of the fiscal year.

    The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of fiscal 2001 and fiscal 2000.

                                                           THREE MONTHS ENDED
                           ----------------------------------------------------------------------------------
                           APRIL 1,   JULY 1,   SEPT. 30,   DEC. 30,   APRIL 7,   JULY 7,   OCT. 6,   JAN. 5,
                           2000(a)    2000(a)    2000(a)    2000(a)    2001(a)     2001      2001      2002
                           -------    -------    -------    -------    -------     ----      ----      ----
                                                             (IN MILLIONS)
Net revenues.............   $607.1    $596.7     $ 500.1     $546.0    $ 499.2    $ 362.3   $397.7    $ 412.1
Operating income
  (loss).................   $ 25.7    $(68.4)    $(115.0)    $(62.8)   $   3.2    $(216.5)  $(26.7)   $(163.1)
Cash flow from (used in)
  operating activities...   $(17.1)   $(23.2)    $(158.6)    $209.6    $(257.5)   $(197.1)  $ 15.8    $   5.6

---------

 (a) as restated

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

IMPACT OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Activities and Hedging Activities ('SFAS 133'). SFAS 133 was amended by SFAS 137 and SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted the provisions of SFAS 133 as of December 31, 2000. The Company adopted SFAS 133 effective with the first quarter of fiscal 2001. As a result of the adoption of SFAS 133, the Company recorded a transition adjustment of $21,744 primarily related to the reclassification of a gain on the sale of certain interest rate swaps from other liabilities to other comprehensive income. The adoption of SFAS 133 did not have a material impact on the Company's cash flows or its results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 Business Combinations ('SFAS 141') and Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ('SFAS 142'). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 specifies criteria for the recognition of certain intangible assets apart from goodwill. SFAS 141 did not have an impact on the Company's financial statements.

    SFAS 142 eliminates the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS 142 requires that indefinite lived assets be tested for impairment at least annually. SFAS 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ('SFAS 144').

    SFAS 142 requires that the Company evaluate its existing goodwill and other intangible assets with indefinite useful lives. In addition, the Company will reassess the useful lives of its intangible assets and will test indefinite lived intangible assets for impairment in accordance with the provisions of SFAS 142 during the first quarter of fiscal 2002. The Company is in the process of evaluating the impact of SFAS 142 on its financial statements.

    At January 5, 2002 the Company had goodwill and other intangible assets net of accumulated amortization of approximately $944 million. Based upon preliminary evaluations of the fair value of the Company's business units prepared in connection with preparing the Company's plan of reorganization, the Company believes that the carrying value of the Company's goodwill and intangible assets will exceed the fair value of those assets by approximately $600-700 million. In addition, amortization expense related to goodwill and intangible assets for the year ended January 5, 2002 was approximately $36.9 million. The Company estimates that after the adoption of SFAS 142 and the write-down of
                                       53
intangible assets noted above, amortization expense for the 2002 fiscal year will be substantially reduced. See Note 1 of Notes to Consolidated Financial Statements.

    In June 2001, the FASB issued Statement of Financial Accounting Standard
No. 143, Accounting for Asset Retirement Obligations ('SFAS 143'). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company plans to adopt the provisions of SFAS 143 for its 2003 fiscal year and does not expect the adoption of SFAS 143 to have a material impact on the Company's financial position or results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ('SFAS 144'). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt the provisions of SFAS 144 for its 2002 fiscal year. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ('SFAS 145'). SFAS 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The adoption of SFAS 145 is not expected to have a material impact on the financial position or results of operations of the Company.

    In April 2001, the FASB's Emerging Issues Task Force ('EITF') reached a final consensus on EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, which was later codified along with the other similar issues, into EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ('EITF 01-09'). EITF 01-09 will be effective for the Company in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The Company does not expect the adoption of EITF 01-09 to have a material impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Prior to the Petition Date the Company selectively used financial instruments to manage these risks. The Company has not entered any financial instruments for hedging or other purposes since the Petition Date and the effect of potential changes in such financial instruments entered into prior to the Petition Date will not affect the Company's future financial position or results of operations due to the Chapter 11 Cases.

INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. Prior to the Petition Date the Company had entered into interest rate swap agreements to reduce the impact of interest rate fluctuations on cash flow and interest expense. In the first quarter of fiscal 2001, the Company sold its interest in the interest rate swap arrangements that were outstanding at the end of fiscal 2000, resulting in a gain $26.1 million. The Company has not been a party to any interest rate swap agreements since June 2001. Pursuant to the provisions of the Bankruptcy Code the Company has not accrued interest on domestic pre-petition debt since the Petition Date. Therefore, there is no risk of interest rate fluctuation to the Company on pre-petition debt. Interest payable on the outstanding balance of borrowing under the Amended DIP is adjusted based on changes in interest rates, specifically LIBOR and the U.S. prime rate. A hypothetical increase of 1% in either of these interest rates would increase the Company's annual interest expense by approximately $1.5 million based on the amounts outstanding under the Amended DIP at January 5, 2002. Changes in interest rates will not have a significant impact on the Company's operations as of July 5, 2002 as the Company had repaid all outstanding borrowings under the Amended DIP. As of December 30, 2000, the net fair value of all financial instruments (primarily interest rate swap agreements) with exposure to interest rate risk was approximately $0.5 million. As of December 30, 2000 the Company had approximately $1,655.1 million of obligations subject to variable interest rates in excess of such obligations that had been swapped to achieve a fixed rate. A hypothetical 10% adverse change in interest rates as of December 30, 2000 would have had a $16.8 million unfavorable impact on the Company's pre-tax earnings and cash flow over a one-year period.

FOREIGN EXCHANGE RISK

    The Company has foreign currency exposures related to buying, selling and financing in currencies other than its functional currencies. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, Hong Kong dollar, British pound, Euro, Costa Rican colon, Honduran lempira and the Chinese renminbi. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. Since the Petition Date the Company has not entered into any new foreign currency hedge or forward contracts. All hedge agreements outstanding as of the Petition Date have matured or been cancelled as of January 5, 2002. As of December 30, 2000, the net fair value of financial instruments with exposure to foreign currency risk, which included currency option and forward contracts, was approximately $.03 million. The potential decrease in fair value resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million.

EQUITY PRICE RISK

    Prior to the Petition Date, the Company was subject to market risk from changes in its stock price as a result of the Equity Agreements. Amounts due under the Equity Agreements are included in liabilities subject to compromise. The price of the Company's common stock at January 5, 2002 was approximately $0.05 per share. The Company has recorded the total amount due under the Equity Agreements at January 5, 2002 of $56.7 million as liabilities subject to compromise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The directors and executive officers of the Company, their age and their position as of July 22, 2002 are set forth below.

                   NAME                     AGE                        POSITION
                   ----                     ---                        --------
Stuart D. Buchalter(1)....................  64    Non-Executive Chairman of the Board
Antonio C. Alvarez II(2)..................  53    Director, President and Chief Executive Officer
James P. Fogarty(3).......................  34    Senior Vice President Finance and Chief Financial
                                                    Officer
Stanley P. Silverstein....................  50    Vice President, General Counsel and Secretary and
                                                    Chief Administrative Officer
Philip Terenzio(4)........................  55    President International Division, Former Senior
                                                  Vice President and Chief Financial Officer
Joseph A. Califano, Jr. ..................  70    Director
Donald G. Drapkin.........................  54    Director
Richard Karl Goeltz.......................  59    Director
Harvey Golub..............................  63    Director
Dr. Manuel T. Pacheco.....................  61    Director
Linda J. Wachner..........................  56    Director

---------

(1) Effective November 16, 2001, Stuart D. Buchalter succeeded Linda J. Wachner as Chairman of the Board.

(2) Effective November 16, 2001, Antonio C. Alvarez II succeeded Linda J. Wachner as Chief Executive Officer.

(3) Effective December 20, 2001, James P. Fogarty succeeded Philip Terenzio as Chief Financial Officer.

(4) Effective March 1, 2001, Philip Terenzio succeeded William S. Finkelstein as Chief Financial Officer.

                              -------------------

    Mr. Buchalter currently serves as Non-Executive Chairman of the Board of Directors for the Company and is a member of the Board's Restructuring Committee. Mr. Buchalter joined the Company in February 2000 as a Director. Mr. Buchalter is Of Counsel to the California law firm of Buchalter, Nemer, Fields & Younger P.C. He served as Chairman of the Board of Standard Brands Paint Company, which successfully reorganized under Chapter 11 of the U.S. Bankruptcy Code, through June 15, 1993. He serves as director of City National Corporation and Earl Scheib, Inc. He also serves as the Chairman of the Board of Trustees of Otis College of Art & Design. Mr. Buchalter did his undergraduate work at the University of California at Berkeley, receiving a B.A. in 1959, and attended Harvard Law School, earning an L.L.B. in 1962.

    Mr. Alvarez was elected President and Chief Executive Officer of the Company on November 16, 2001 and was elected to the Board of Directors on March 19, 2002. Mr. Alvarez is a member of the Board's Restructuring Committee. Prior to his election to these positions, Mr. Alvarez served the Company as Chief Restructuring Officer from June 11, 2001 to November 16, 2001 and as Chief Restructuring Advisor to the Company (while employed by Alvarez & Marsal, Inc.) from April 30, 2001 to June 11, 2001. Mr. Alvarez serves as Non-Executive Chairman of the Board of Wherehouse Entertainment, Inc. ('Wherehouse'). Mr. Alvarez served as Chairman of the Board and Chief Executive Officer of Wherehouse from January 1997 until October 2001. Mr. Alvarez is a founding Managing Director of Alvarez & Marsal, Inc., a consulting firm that specializes in crisis management and the restructuring of troubled companies ('A&M'). Over the last 18 years as a founding Managing Director of A&M, Mr. Alvarez has served as restructuring officer, consultant or operating officer of numerous troubled companies. Mr. Alvarez served as Phar-Mor, Inc.'s President and Chief Operating Officer from September 1992 through February 1993, as acting Chief Financial Officer from August

1992 to December 1992, and as Chief Executive Officer from February 1993 through Phar-Mor's emergence from Chapter 11 in October 1995.

    Mr. Fogarty was elected Senior Vice President Finance and Chief Financial Officer of the Company on December 20, 2001. Prior to his election to these positions, Mr. Fogarty served the Company as Senior Vice President from
June 11, 2001 to December 20, 2001 and served as an advisor to the Company, (while employed by A&M) from April 30, 2001 to June 11, 2001. Mr. Fogarty has been associated with A&M since August 1994. As part of his work with A&M, Mr. Fogarty has held management positions with Bridge Information Systems, DDS Partners LLC, AM Cosmetics, Inc. and Color Tile, Inc. In addition, Mr. Fogarty provided restructuring advisory services to Fruehauf Trailer and Homeland Stores, Inc. Mr. Fogarty was associated with the accounting firm KPMG from June 1990 until July 1994. Mr. Fogarty holds a B.A. degree in Economics and Computer Science from Williams College, a MS in Accounting from the Leonard Stern School of Business at New York University and a MBA in Finance and Accounting from the Leonard Stern School of Business at New York University.

    Mr. Silverstein has served as Vice President, General Counsel and Secretary of the Company since December 1990. Mr. Silverstein was elected Chief Administrative Officer of the Company in December 2002. Mr. Silverstein served as Assistant Secretary of the Company from June 1986 until his appointment as Secretary in January 1987.

    Mr. Terenzio served as Senior Vice President and Chief Financial Officer of the Company from March 1, 2001 until December 20, 2001. Mr. Terenzio has served as President of the International Division of the Company since December 2001. Prior to joining the Company, Mr. Terenzio served as Vice President and Controller at Best Foods, Inc. from 1998 until March 2001. From 1971 to 1998, Mr. Terenzio was associated with KPMG, independent public accountants, where he left as a Partner of the firm.

    Mr. Califano has been a Director of the Company since March 1992. Mr. Califano is Chairman and President of The National Center on Addiction and Substance Abuse at Columbia University. He is a Director of Automatic Data Processing, Inc. Mr. Califano is a Trustee of New York-Presbyterian Hospital, The Century Foundation, The Urban Institute and The American Ditchley Foundation, Trustee Emeritus of The John F. Kennedy Center for the Performing Arts, and a member of the Advisory Council of the American Foundation for AIDS Research and the Council on Foreign Relations. He is Founding Chairman of the Board of the Institute for Social and Economic Policy in the Middle East at the Kennedy School of Government at Harvard University. Mr. Califano served as Secretary of the United States Department of Health, Education, and Welfare from 1977 to 1979. He was Special Assistant for Domestic Affairs to the President of the United States from 1965 to 1969. He is the author of nine books.

    Mr. Drapkin has been a Director of the Company since July 1999. He has been a Director and Vice Chairman of MacAndrews and Forbes Holdings, Inc. and several of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to 1987. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Exchange Act of 1934: Anthracite Capital, Inc., Black Rock Asset Investors, The Molson Companies Limited, Panavision, Inc, Playboy.com, Inc., Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon, Inc. and SIGA Technologies, Inc.

    Richard Karl Goeltz has been a Director of the Company since July 2002. Mr. Goeltz served as Vice Chairman and Chief Financial Officer of the American Express Company from 1996 to 2000. Previously, Mr. Goeltz was Group Chief Financial Officer and a member of the Board of Directors of NatWest Group ('NatWest'), the parent company of National Westminister Bank Plc. Prior to joining NatWest, Mr. Goeltz served The Seagram Company for over 20 years in a variety of management positions. Mr. Goeltz previously held various financial positions in the treasurer's department of Exxon Corporation in New York and Central America. Mr. Goeltz is a director of the New Germany Fund, a member of the Board of Overseers of Columbia Business School, a director of Opera Orchestra of New York, a member of the Council on Foreign Relations and a member of the Court of Governors of the London School of Economics and Political Science. Mr. Goeltz received his M.B.A. from Columbia Business School, his B.A. in economics from Brown University and also studied at the London School of Economics and New York University.

    Mr. Golub has been a Director of the Company since January 2001. Mr. Golub is a member of the Board's Restructuring Committee. Mr. Golub served as a member of the Board of Directors of American Express Company from September 1990 until his retirement in April 2001, as Chairman of American Express Company from August 1993 until April 2001 and as Chief Executive Officer from January 1993 to January 2001. Mr. Golub serves as a Director of Campbell Soup Company and Dow Jones & Co., and as the Chairman of Airclic Inc., Chairman of ClientLogic and Chairman of TH Lee Putnam Ventures. Mr. Golub also serves on the Boards of Lincoln Center for the Performing Arts, the American Enterprise Institute and the New York-Presbyterian Hospital. Mr. Golub serves as a Senior Advisor to Lazard Freres.

    Dr. Pacheco has been a Director of the Company since August 1999. He has been President of the University of Missouri since 1997. He served on the Board of Directors of ASARCO until its sale in 1999, and currently serves on the Boards of PNM Resources, Inc., Boy Scouts of America, The Higher Education Center for Alcohol and Other Drug Prevention, Nelson-Atkins Museum of Art, University of Arizona Science and Technology Park and The National Center on Addiction and Substance Abuse. He has a Presidential appointment to the National Security Education Program Board, serves on the Provost's External Advisory Board on Teaching at Ohio State University and is a Trustee of the University of Kansas City.

    Mrs. Wachner has been a Director of the Company since March 1986. Mrs. Wachner served as President of the Company from March 1986 until November 2001, as Chief Executive Officer of the Company from August 1987 until November 2001 and as Chairman of the Board of Directors from August 1991 until November 2001. Mrs. Wachner held various positions, including President and Chief Executive Officer, with Max Factor and Company from December 1978 to October 1984.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all such Section 16(a) forms that they file.

    Based solely on a review of the copies of such reports furnished to the Company, the Company believes that, during the fiscal year ended January 5, 2002, all Section 16(a) filing requirements applicable to the Company's executive officers and directors and greater than ten percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

    The following discloses summary information regarding the compensation of
(i) Antonio C. Alvarez II, the Chief Executive Officer; (ii) the four most highly compensated officers serving at January 5, 2002 other than Mr. Alvarez, namely James P. Fogarty, Senior Vice President Finance and Chief Financial Officer; Stanley P. Silverstein, Vice President, General Counsel and Secretary and Chief Administrative Officer; Philip Terenzio, President International and Former Senior Vice President and Chief Financial Officer; Carl J. Deddens, Former Vice President and Treasurer; and (iii) William S. Finkelstein, Former Senior Vice President and Chief Financial Officer; and Linda J. Wachner, former Chief Executive Officer, each of whom would have been one of the four most highly compensated officers of the Company but for the fact that Mr. Finkelstein and Mrs. Wachner were not executive officers of the Company at the end of fiscal 2001 (collectively the 'Named Executives').

                                              ANNUAL COMPENSATION                     LONG TERM COMPENSATION AWARDS
                                  -------------------------------------------   -----------------------------------------
                                                                                                SECURITIES
                                                                                                UNDERLYING
                                                                                RESTRICTED       OPTIONS/
                                                                 OTHER ANNUAL     STOCK            SARs       ALL OTHER
                                  YEAR     SALARY      BONUS     COMPENSATION   AWARDS($)        (SHARES)    COMPENSATION
                                  ----     ------      -----     ------------   ---------        --------    ------------
Officers of the Company as of January 5, 2002:
Antonio C. Alvarez II(a) .......  2001   $1,152,927   $  --          (c)        $   --             --          $--
 Director, President and Chief    2000       --          --          --             --             --           --
 Executive Officer                1999       --          --          --             --             --           --
James P. Fogarty(b) ............  2001      210,344      --          (c)            --             --           --
 Senior Vice President Finance    2000       --          --          --             --             --           --
 and Chief Financial Officer      1999       --          --          --             --             --           --
Stanley P. Silverstein .........  2001      450,018    187,500(d)    (c)            --             --           --
 Vice President, General Counsel  2000      525,061      --          (c)            --            100,000       --
 and Secretary and Chief          1999      350,000      --          (c)           399,000(e)     268,038(i)    --
 Administrative Officer
Philip Terenzio(k) .............  2001      376,745    187,500(d)    (c)            --            250,000        1,013(m)
 President International          2000       --          --          (c)            --             --           --
 Division; Former Senior Vice     1999       --          --          (c)            --             --           --
 President and Chief Financial
 Officer
Carl J. Deddens(l) .............  2001      285,011     52,250(d)    (c)            --             --            1,530(m)
 Vice President and Treasurer     2000      285,011      --          (c)            --             --            1,440(m)
                                  1999      278,335      --          (c)            --             --            1,440(m)

Former Officers of the Company:
Linda J. Wachner(f) ............  2001    2,519,029      --         107,994(g)      --             --            2,087(m)
 Director, Former Chairman of     2000    2,782,107      --         362,102(g)      --            750,000        1,530(m)
 the Board and Chief Executive    1999    2,721,326      --         361,886(g)   4,579,380(h)   3,250,000        2,041(m)
 Officer
William S. Finkelstein(j) ......  2001      400,015     73,333(d)    (c)            --             --            1,004(m)
 Former Senior Vice President     2000      400,000      --          (c)            --            100,000        1,020(m)
 and Chief Financial Officer      1999      400,000      --          (c)           456,000(e)     350,000        1,300(m)

---------

 (a) Mr. Alvarez was elected President and Chief Executive Officer of the Company on November 16, 2001. Prior to his election to these positions, Mr. Alvarez served the Company as Chief Restructuring Officer from June 11, 2001 to November 16, 2001 and as Chief Restructuring Advisor from
     April 30, 2001 to June 11, 2001 pursuant to a contract between the Company and A&M. See Item 13. Certain Relationships.

 (b) Mr. Fogarty was elected Chief Financial Officer of the Company on December 20, 2001. Prior to his election to this position, Mr. Fogarty served the Company as Senior Vice President from June 11, 2001 to December 20, 2001 and served as an advisor to the Company (while employed by A&M) from April 30, 2001 to June 11, 2001.

 (c) Other Annual Compensation was less than $50,000 or 10% of such officers' annual salary and bonus for such year.

 (d) Represents retention bonus paid pursuant to the Company's Key Domestic Employee Retention Plan implemented as a result of the Chapter 11 Cases.

 (e) Represents the dollar value of restricted stock awarded pursuant to the Supplemental Incentive Compensation Plan based on the Company's financial results and achievement of a return on equity that exceeded the Company's peer group median in fiscal 1998. Fifty percent of such shares were vested on May 6, 2001, the remaining 50% vest 25% per year until fully vested on May 6, 2003. Participants are entitled to receive dividends attributable to the restricted shares.

 (f) Mrs. Wachner's employment with the Company was terminated on November 16, 2001. She continues to serve the Company as a director.

 (g) Includes $92,971, $350,000 and $350,000 in reimbursement for certain expenses incurred in connection with the Company's business in 2001, 2000 and 1999, respectively. Mrs. Wachner personally paid the Company $0, $18,507 and $42,703 for use of Company aircraft in 2001, 2000 and 1999, respectively.

 (h) Represents the dollar value of restricted stock awarded pursuant to the Supplemental Incentive Compensation Plan based on the Company's financial results and achievement of a return on equity
                                              (footnotes continued on next page)

(footnotes continued from previous page) that exceeded the Company's peer group median in fiscal 1998. Fifty percent of such shares were vested on May 6, 2001. In accordance with the terms of the The Warnaco Group, Inc. Amended and Restated 1993 Stock Plan and The Warnaco Group, Inc. 1997 Stock Plan 119,250 unvested shares of restricted stock were returned to the Company's treasury in connection with the termination of Mrs. Wachner's employment in November 2001.

 (i) Includes 18,038 restoration options granted automatically upon the exercise of stock options pursuant to the original option granted under the Amended and Restated 1998 Stock Plan.

 (j) Mr. Finkelstein resigned his positions as Senior Vice President and Chief Financial Officer on March 1, 2001 but continues in the employ of the Company.

 (k) Mr. Terenzio was elected Chief Financial Officer on March 1, 2001. On December 20, 2001, Mr. Fogarty succeeded Mr. Terenzio as Chief Financial Officer and Mr. Terenzio was named President of the Company's International Division.

 (l) Mr. Deddens voluntarily terminated his employment with the Company on March 28, 2002.

(m) Represents employer matching contributions under the Company's Employee Savings Plan.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

    The following table provides information on option grants in fiscal 2001 to the Named Executives.

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                                                                        ANNUAL RATES OF STOCK
                                                                                        PRICE APPRECIATION FOR
                                              INDIVIDUAL GRANTS                          OPTION TERMS(b)(c)
                         ------------------------------------------------------------  -----------------------
                                          PERCENT OF
                           NUMBER OF        TOTAL
                          SECURITIES     OPTIONS/SARs
                          UNDERLYING      GRANTED TO
                         OPTIONS/SARs     EMPLOYEES     EXERCISE OR
                            GRANTED       IN FISCAL     BASE PRICE
                          (SHARES)(a)        YEAR        PER SHARE    EXPIRATION DATE     5%           10%
                          -----------        ----        ---------    ---------------     --           ---
Antonio C. Alvarez II...     --                 0%         $--             n/a         $  --       $   --
James P. Fogarty........     --                 0%         $--             n/a         $  --       $   --
Stanley P. Silverstein..     --                 0%         $--             n/a         $  --       $   --
Philip Terenzio.........    250,000           100%         $4.80      Feb. 28, 2011    $754,674    $1,912,491
Carl J. Deddens.........     --                 0%         $--             n/a         $  --       $   --
Linda J. Wachner........     --                 0%         $--             n/a         $  --       $   --
William S. Finkelstein..     --                 0%         $--             n/a         $  --       $   --

---------

 (a) Twenty-five percent of such options vested on February 28, 2002. The remaining 75% of such options vest 25% per year until fully vested on February 28, 2005. Such options have stock-for-stock exercise and tax withholding features, which allow the holder, in lieu of paying cash for the exercise price and tax withholding, to have the Company commensurately reduce the number of shares of Common Stock to which the holder would otherwise be entitled upon exercise of such options.

 (b) The dollar amounts in these columns are the result of calculations at 5% and 10% rates prescribed by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's Common Stock.

 (c) No gain to the option holder is possible without an increase in stock price appreciation, which would benefit all shareholders commensurately. A zero percent gain in stock appreciation will result in zero dollars for the option holder.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

    The following table provides information on option/SAR exercises in fiscal 2001 by the Named Executives and the values of such officers' unexercised options at January 5, 2002.

                                                                     NUMBER OF
                                                                    SECURITIES            VALUE OF
                                                                    UNDERLYING          UNEXERCISED
                                                                    UNEXERCISED         IN-THE-MONEY
                                                                  OPTIONS/SARs AT     OPTIONS/SARS AT
                                          SHARES                  FISCAL YEAR-END     FISCAL YEAR-END
                                         ACQUIRED     VALUE      (#) EXERCISABLE/     (#) EXERCISABLE/
                                        ON EXERCISE  REALIZED      UNEXERCISABLE       UNEXERCISABLE
                                        -----------  --------      -------------       -------------
Antonio C. Alvarez II.................      --       $ --               0/0                $0/$0
James P. Fogarty......................      --         --               0/0                $0/$0
Stanley P. Silverstein................      --         --         729,577/842,077          $0/$0
Philip Terenzio.......................      --         --         62,500/250,000           $0/$0
Carl J. Deddens.......................      --         --          65,000/80,000           $0/$0
Linda J. Wachner......................      --         --               0/0                $0/$0
William S. Finkelstein................      --         --       1,061,129/1,198,629        $0/$0

PENSION PLAN

                                ANNUAL BENEFITS PAYABLE AT AGE 65
                                                            YEARS OF SERVICE
     AVERAGE ANNUAL COMPENSATION        ---------------------------------------------------------
            BEST 12 YEARS                  5        10        15        20        25        30
            -------------                  -        --        --        --        --        --
$100,000..............................  $ 6,884   $13,767   $20,651   $27,535   $34,418   $41,302
$150,000..............................   10,884    21,767    32,651    43,535    54,418    65,302
$200,000..............................   11,350    22,701    34,051    45,401    56,752    68,102
$250,000..............................   11,350    22,701    34,051    45,401    56,752    68,102
$300,000..............................   11,350    22,701    34,051    45,401    56,752    68,102

    The preceding table sets forth the annual pension benefits payable at age 65 pursuant to the Company's Employee Retirement Plan, which provides such pension benefits to all qualified personnel based on the average highest twelve consecutive calendar years' compensation multiplied by the years of credited service. Such benefits payable are expressed as straight life annuity amounts and are not subject to reduction for social security or other offset. As of January 5, 2002, the credited years of service under the plan for the Named Executives are: Mr. Fogarty, one year; Mr. Silverstein, seventeen years, nine months; Mr. Terenzio, ten months; Mrs. Wachner, fifteen years, eight months; Mr. Finkelstein, thirteen years, ten months; and Mr. Deddens, five years, eleven months. Mr. Alvarez is not entitled to participate in the Company's pension plan pursuant to the terms of his employment agreement with the Company. The current maximum remuneration covered by the Company's Employee Retirement Plan for each such individual is $170,000. Such amounts are included in the Summary Compensation Table under 'Salary' and 'Bonus'.

COMPENSATION OF DIRECTORS

    The Company does not pay any additional remuneration to employees for serving as directors of the Company. Mr. Buchalter is paid an annual fee of $500,000, payable semi-monthly, for his service as Non-Executive Chairman of the Board. Other directors of the Company who are not employees receive an annual retainer fee of $50,000, payable quarterly, plus fees of $1,500 per day for attendance at meetings of the Board of Directors and $1,000 per day for attendance at meetings of its committees. Directors of the Company are also reimbursed for out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

    During fiscal 2001, each of Messrs. Buchalter, Califano, Drapkin, Golub and Pacheco were granted an option under the 1998 Stock Plan for Non-Employee Directors ('Director Stock Plan') to purchase 20,000 shares of Common Stock at an exercise price of $0.67 per share, the fair market value at the date of grant. In addition, upon his election to the Board in fiscal 2001, Mr. Golub was granted an option to purchase 30,000 shares of Common Stock at an exercise price of $2.88 pursuant to the terms of the Director Stock Plan.

EMPLOYMENT AGREEMENTS

    Antonio C. Alvarez II. Mr. Alvarez's services to the Company were initially governed by a contract with A&M, dated April 30, 2001, pursuant to which Mr. Alvarez served as the Company's Chief Restructuring Advisor. See Item 13. Certain Relationships. The Company then entered into an employment agreement with Mr. Alvarez, effective June 11, 2001, pursuant to which Mr. Alvarez served as the Company's Chief Restructuring Officer. The employment agreement was amended in connection with his election to the positions of President and Chief Executive Officer in November 2001 (the employment agreement, as amended, the 'Alvarez Agreement'). The Alvarez Agreement, as further amended, was subsequently approved by the Bankruptcy Court on February 21, 2002. The term of the Alvarez Agreement was further amended as of July 16, 2002, to extend through the earlier of April 30, 2003 or consummation of a plan of reorganization for all or substantially all of the Debtors in the Chapter 11 Cases. The Alvarez Agreement provides for Mr. Alvarez's employment as President and Chief Executive Officer of the Company at a monthly base salary of $125,000. Under the Alvarez Agreement, Mr. Alvarez is not entitled to participate in the Company's benefit plans or programs, including its pension or group health care programs. The Alvarez Agreement provides that Mr. Alvarez will be entitled to earn an incentive bonus of not less than $2.25 million (the 'Minimum Bonus'), which will be payable following the 'Final Payment Date', which is defined as the earlier of (i) the expiration of the Alvarez Agreement, (ii) the date on which there is a complete disposition of the Company (whether by a sale of substantially all of the Company's stock or assets or otherwise), (iii) the date on which a plan of reorganization is consummated or (iv) the date on which Mr. Alvarez's employment is terminated either by the Company without 'Cause' or by Mr. Alvarez for 'Good Reason' (each term as defined in the Alvarez Agreement). All or part of the Minimum Bonus may become payable earlier than the Final Payment Date if certain financial targets are met. Mr. Alvarez is also entitled to earn an incremental bonus (the 'Incremental Bonus') based upon the value of the pool of funds available for distribution to creditors under the Company's plan or plans of reorganization (the Constituency Payment Pool or 'CPP' as defined in the Alvarez Agreement). No Incremental Bonus is payable until the CPP exceeds $625 million. The amount of the Incremental Bonus will be calculated as an escalating percentage of the amount by which the CPP exceeds $625 million. The Incremental Bonus, if earned, is payable following the Final Payment Date, but portions of the Incremental Bonus may be paid earlier than the Final Payment Date if certain financial targets are met. The Alvarez Agreement provides that the Incremental Bonus will be paid in cash, debt or securities in the same proportions as the CPP, except that no less than $2.25 million of the Incremental Bonus will be paid in cash. If the Final Payment Date occurs because of a complete disposition of the Company and then, during the term of the Alvarez Agreement, a plan of reorganization is consummated, Mr. Alvarez will be entitled to receive an additional payment of the Minimum Bonus and Incremental Bonus which will equal the excess of (a) over (b), where (a) is the Minimum Bonus and Incremental Bonus calculated as of the consummation of the plan of reorganization and (b) is the amount of Minimum Bonus and Incremental Bonus already paid to Mr. Alvarez. The sum of the Incremental Bonus and the Minimum Bonus cannot exceed $10 million.

    Under the Alvarez Agreement, if the Company terminates his employment for other than Cause or if Mr. Alvarez terminates his employment for Good Reason, Mr. Alvarez will be entitled to receive a lump sum equal to his base salary of $125,000 per month times the lesser of 12 and the number of months (including fractional months) remaining until the date on which the term of the Alvarez Agreement would otherwise have expired. Should Mr. Alvarez's employment be terminated by the Company for Cause or by Mr. Alvarez without Good Reason, Mr. Alvarez will be entitled to receive his base salary through the termination date. In order to receive severance payments under the Alvarez Agreement, Mr. Alvarez will be required to execute a release. In addition, if a plan of reorganization is substantially consummated within six months following the date on which Mr. Alvarez's employment under the Alvarez Agreement is terminated either by the Company without Cause or by Mr. Alvarez for Good Reason, Mr. Alvarez will be entitled to receive an additional portion of the Minimum Bonus and Incremental Bonus which will equal the excess of (a) over (b), where
(a) is the Minimum Bonus
and Incremental Bonus calculated as of the consummation of the plan of reorganization and (b) is the amount of Minimum Bonus and Incremental Bonus already paid to Mr. Alvarez. Following the termination of his employment under the Alvarez Agreement for any reason, Mr. Alvarez will be subject to certain post-employment no-hire and non-solicitation covenants.

    James P. Fogarty. Mr. Fogarty's services to the Company were initially governed by the contract with A&M, dated April 30, 2001, pursuant to which Mr. Fogarty served as an advisor to the Company. See Item 13. Certain Relationships. On June 11, 2001, the Company entered into an employment agreement with Mr. Fogarty (the 'Fogarty Agreement') which sets forth the terms and conditions of Mr. Fogarty's employment. The term of the Fogarty Agreement was amended as of July 16, 2002, to extend through the earlier of April 30, 2003 or consummation of a plan of reorganization for all or substantially all of the Debtors in the Chapter 11 Cases. The Fogarty Agreement may be terminated by either party upon 30 days written notice. The Fogarty Agreement provides for Mr. Fogarty's employment as Senior Vice President Finance at an annual base salary of $375,000 as well as certain other benefits and reimbursement of expenses. Mr. Fogarty was elected to the additional position of Chief Financial Officer on December 20, 2001. Mr. Fogarty is entitled to participate in all of the Company's employee benefit plans and programs, including its pension and group health benefit plans.

    Linda J. Wachner. In 1991, the Company entered into an employment agreement with Mrs. Wachner (the 'Wachner Agreement'), which set forth the terms and conditions of Mrs. Wachner's employment. Mrs. Wachner's employment was terminated by the Company on November 16, 2001. The Wachner Agreement provided for Mrs. Wachner's employment as Chairman, President and Chief Executive Officer at an annual base salary, which was initially established at $1.7 million per year (subject to adjustment for changes in the cost of living), as well as certain other benefits and reimbursement of expenses. Mrs. Wachner's annual base salary for 2001 was $2,878,890. The Wachner Agreement provided for increases in the rate of base salary from time to time, as determined by the Company. Her base salary in prior years was as set forth in the table on page 59. The Wachner Agreement also provided that Mrs. Wachner would receive an annual bonus based upon the Company's achievement of an annually increasing minimum EBITDA (earnings before interest, taxes, depreciation and amortization). Under this bonus arrangement, Mrs. Wachner was entitled to receive a bonus in the amount by which EBITDA exceeded the threshold EBITDA for such year, subject to a maximum bonus amount of $1.3 million. Threshold EBITDAs were established at the time the contract was entered into and were to increase annually from the initial date of the arrangement. The Wachner Agreement also provided for supplemental bonuses in the Company's discretion.

    Under the Wachner Agreement, Mrs. Wachner was entitled to certain severance benefits if the Company terminated her employment other than for 'Cause' or if Mrs. Wachner terminated her employment for 'Good Reason' (as each term is defined in the Wachner Agreement). The definition of good reason included a change of control of the Company. If the Company terminated Mrs. Wachner's employment without cause or if Mrs. Wachner terminated her employment for good reason, she was entitled to receive a lump sum payment equal to five times the sum of her highest annual base salary and the average annual bonus paid to her pursuant to the Wachner Agreement with respect to the preceding three fiscal years. In the event that any amount of benefit paid to Mrs. Wachner became subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, the Company would pay to Mrs. Wachner an additional amount such that after the payment of all income and excise taxes, she would be in the same after-tax position as if no excise tax had been imposed.

    On November 16, 2001, Mrs. Wachner's employment was terminated. The Company has rejected the Wachner Agreement in the Bankruptcy Court. On January 18, 2002, Mrs. Wachner filed a proof of claim in the Chapter 11 Cases asserting an administrative priority claim for an amount in excess of $25 million based upon the post-petition termination of Mrs. Wachner's employment (the 'Wachner Claim'). The Debt Coordinators for the Company's pre-petition lenders, the Official Committee of Unsecured Creditors and the Company have objected to the Wachner Claim. Discovery with respect to the Wachner Claim is proceeding and a hearing will be scheduled in the Bankruptcy Court regarding the Wachner Claim.

KEY DOMESTIC EMPLOYEE RETENTION PLAN

    In connection with the Chapter 11 Cases, the Company instituted a Key Domestic Employee Retention Plan (the 'Retention Plan') which has been approved by the Bankruptcy Court. The Retention Plan provides for stay bonuses, severance protection and discretionary transaction bonus opportunities during the Chapter 11 Cases. The stay bonuses provided under the Retention Plan replace the Company's existing bonus and other cash incentive compensation programs for the participants. Approximately 245 key domestic employees, including Messrs. Silverstein, Terenzio and Finkelstein, are covered under the Retention Plan. Maximum stay bonuses under the Retention Plan for Mr. Silverstein, Mr. Terenzio and Mr. Finkelstein (the 'Named Participants') total $562,500, $562,500 and $220,000, respectively. Under the Retention Plan, Mr. Deddens received a stay bonus of $56,250 prior to his voluntary termination. One third of the stay bonus was paid to each of the Named Participants on December 10, 2001, one third was paid to each of the Named Participants on June 10, 2002 and one third will be paid upon the date a plan of reorganization is consummated in the Chapter 11 Cases, so long as the Named Participant remains employed by the Company. The final retention payment may be made earlier to Retention Plan participants who work for a particular division of the Company if that division is sold prior to the date a plan of reorganization is consummated. The Retention Plan also provides for severance of up to six months' base salary continuation for each Named Participant should the Named Participant be terminated involuntarily for a reason other than Cause (as defined in the Retention Plan) or in the event the entire Company or a Named Participant's business unit is sold and the Named Participant is not offered equivalent employment with the buyer. Certain of the Retention Plan participants are also eligible to receive a discretionary transaction bonus in the event certain transactions are consummated during the term of the Chapter 11 Cases. No discretionary transaction bonuses have been paid to date to the Named Participants.

    As a condition to participating in the Retention Plan, all participants are required to execute an Employee Waiver, Release and Discharge of Claims which releases the Company and its affiliates from claims by the participants against the Company (except with respect to certain indemnification rights and claims arising under the Company's retirement and savings plans).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 2001, the members of the Compensation Committee were Mr. Califano, Mr. Drapkin and Mr. Golub, Chairman, all of whom were non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of May 15, 2002 by (i) each of the Company's directors, (ii) each of the Company's executive officers,
(iii) all directors and executive officers as a group and (iv) each person who is known by the Company to own five percent or more of any class of the Company's voting securities at the end of fiscal 2001.

                                                               SHARES BENEFICIALLY
                                                                      OWNED
                                                              ---------------------
                                                              NUMBER OF    PERCENT
                            NAME                               SHARES     OF SHARES
                            ----                               ------     ---------
Antonio C. Alvarez II(a)....................................     --          0.0%
Stuart D. Buchalter(a)(b)...................................     71,000      0.1%
Joseph A. Califano, Jr.(a)(c)...............................    167,000      0.3%
Carl J. Deddens(a)..........................................     66,118      0.1%
Donald G. Drapkin(a)(c).....................................     70,000      0.1%
William S. Finkelstein(a)...................................  1,179,540      2.2%
James P. Fogarty(a).........................................     --          0.0%
Harvey Golub(a)(d)..........................................     50,000      0.1%
Richard Karl Goeltz(a)......................................     --          0.0%
Manuel Pacheco(a)(c)........................................     80,000      0.2%
Stanley P. Silverstein(a)...................................    789,720      1.5%
Philip Terenzio(a)..........................................     62,500      0.1%
Linda J. Wachner(a)(e)......................................  4,554,088      8.6%
All directors and executive officers as a group.............  7,089,966     12.8%

Other 5% stockholders:
Goldman Sachs Group, Inc.(f)................................  5,069,304      9.6%

---------

  *  Less than 1%

 (a) The business address of each of the directors and officers is c/o The Warnaco Group, Inc., 90 Park Avenue, New York, New York 10016. The number of shares beneficially owned by the following officers (or former officers) includes vested but unexercised options in the following amounts: Mr. Deddens 65,000; Mr. Finkelstein 1,061,129; Mr. Silverstein 729,577; and Mr. Terenzio 62,500.

 (b) Includes vested but unexercised options to purchase 70,000 shares of Common Stock granted pursuant to the 1998 Stock Plan for Non-Employee Directors.

 (c) Includes vested but unexercised options to purchase 80,000 shares of Common Stock granted pursuant to the 1998 Stock Plan for Non-Employee Directors and vested but unexercised options to purchase 70,000 shares of Common Stock pursuant to the 1993 Stock Plan for Non-Employee Directors.

 (d) Includes vested but unexercised options to purchase 50,000 shares of Common Stock granted pursuant to the 1998 Stock Plan for Non-Employee Directors.

 (e) Includes 418 shares of Common Stock held by the Linda J. Wachner Charitable Trust of which Mrs. Wachner is the Trustee. Mrs. Wachner has the sole power to vote and no power to dispose of such 418 shares.

 (f) Information based solely on a Schedule 13G dated December 31, 2001 filed with the SEC by Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. (collectively 'Goldman Sachs'), 85 Broad Street, New York, NY 10004, reporting the beneficial ownership of the shares of Common Stock set forth in the table. According to the Schedule 13G Goldman Sachs has shared voting power and shared dispositive power with respect to all such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    From April 30, 2001 to June 11, 2001, the Company paid consulting fees to A&M of $1,256,000 pursuant to a consulting agreement. Under this agreement, several individuals who are now employed by the Company (including
Messrs. Alvarez and Fogarty) provided services as advisors to the Company.
Mr. Alvarez is a founding Managing Director and Mr. Fogarty is a Director of A&M. The A&M consulting agreement was terminated on June 11, 2001. See Part III
Item 11. Executive Compensation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of December 30, 2000 and
  January 5, 2002...........................................  F-2
Consolidated Statements of Operations for the Years Ended
  January 1, 2000, December 30, 2000 and January 5, 2002....  F-3
Consolidated Statements of Stockholders' Equity (Deficiency)
  and Comprehensive Income (Loss) For the Years Ended
  January 1, 2000, December 30, 2000, and January 5, 2002...  F-4
Consolidated Statements of Cash Flows for the Years Ended
  January 1, 2000, December 30, 2000, and January 5, 2002...  F-5
Notes to Consolidated Financial Statements ............ F-6 - F-53
    2. Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts and
  Reserves..................................................  A-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. LIST OF EXHIBITS.

 2.1    Tender Offer Statement on Schedule 14D-1, dated November 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed January 18, 2000).*

 2.2    Amendment No. 1 to Schedule 14D-1 and Schedule 13D, dated December 16, 1999 (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K filed January 18, 2000).*

 2.3    Sale and Purchase Agreement, dated December 18, 2001, between Mullion International
        Limited and Royal Holdings, Inc.'D'

 2.4    Deed of Variation, dated February 8, 2002, among Mullion International Limited, Royal
        Holdings, Inc. and Cradle Penhaligon's Limited.'D'

 2.5    Stock and Asset Sale Agreement, dated as of December 21, 2001, by and among Warnaco Inc.,
        Warner's (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited.'D'

 2.6    Consent and Waiver, dated as of January 21, 2002, by and among Warnaco Inc., Warner's
        (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited.'D'

 2.7    Consent and Waiver, dated as of February 1, 2002, by and among Warnaco Inc., Warner's
        (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited.'D'

 3.1    Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q filed May 16, 1995).*

 3.2    Amended Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's
        Form 10-K filed April 4, 1997).*

 4.1    Amended and Restated Declaration of Trust of Designer Finance Trust, dated as of November
        6, 1996, among Designer Holdings, as Sponsor, IBJ Schroder Bank & Trust Company, as
        Property Trustee, Delaware Trust Capital Management, Inc. as Delaware Trustee and Merril
        M. Halpern and Arnold H. Simon, as Trustees (incorporated herein by reference to Exhibit
        4.1 to the Company's Form 10-Q filed November 12, 1997).*

 4.2    First Supplemental Indenture, dated as of March 31, 1998, between Designer Holdings, The
        Warnaco Group, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-K filed April 3, 1998).*

 4.3    Preferred Securities Guarantee Agreement, dated as of March 31, 1998, between The Warnaco
        Group, Inc., as Guarantor and IBJ Schroder Bank & Trust Company, as Preferred Guarantee
        Trustee, with respect to the Preferred Securities of Designer Finance Trust (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K filed April 3, 1998).*

 4.4    Rights Agreement, dated as of August 19, 1999 between the Warnaco Group, Inc. and the
        Bank of New York (incorporated herein by reference to Exhibit 4.5 to the Company's Form
        8-K filed August 20, 1999).*

10.1    Credit Agreement, dated as of August 12, 1997 (the 'U.S. $600,000,000 Credit Agreement'),
        among Warnaco Inc., as Borrower, and The Bank of Nova Scotia and Citibank, N.A. as
        Managing Agents, Citibank, N.A. as Documentation Agent, the Bank of Nova Scotia as
        Administrative Agent, Competitive Bid Agent, Swing Line Bank and an Issuing Bank and
        certain other lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed November 12, 1997).*

10.2    Second Amended and Restated Credit Agreement, dated as of August 12, 1997 (the 'U.S.
        $300,000,000 Credit Agreement'), among Warnaco Inc., as the U.S. Borrower, Warnaco (HK)
        Ltd., as the Foreign Borrower, Citibank, N.A., as the Documentation Agent, The Bank of
        Nova Scotia, as the Administrative Agent, and certain other lenders named therein
        (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed
        November 12, 1997).*

10.3    First Amendment to the U.S. $300,000,000 Credit Agreement, dated as of October 14, 1997 among Warnaco Inc., as the U.S. Borrower, Warnaco (HK) Ltd. as the Foreign Borrower,
        Citibank, N.A., as the Documentation Agent, The Bank of Nova Scotia, as Administrative
        Agent, and certain other lenders party thereto (incorporated herein by reference to
        Exhibit 10.3 to the Company's Form 10-Q filed November 12, 1997).*

10.4 Employment Agreement, dated as of January 6, 1991, between the Company and Linda J. Wachner (incorporated herein by reference to Exhibit 10.7 to the Company's Registration
        Statement on Form S-1, No. 33-42641).*

10.5 Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Registration on Form S-1, No. 33-45877).*

10.6    1991 Stock Option Plan (incorporated herein by reference to
        Exhibit 10.9 to the Company's Registration Statement on Form
        S-1, No. 33-45877).*

10.7 Amended and Restated 1988 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, No. 33-
        45877).*

10.8 Warnaco Employee Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration
        Statement on Form S-1, No. 33-4587).*

10.9 Executive Management Agreement, dated as of May 9, 1991, as extended, between the Company, Warnaco Inc. and The Spectrum
        Group, Inc. (incorporated herein by reference to Exhibit
        10.13 to the Company's Registration Statement on Form S-1,
        No. 33-45877).*

10.10 1993 Non-Employee Director Stock Plan (incorporated herein by reference to the Company's Proxy Statement for its 1994
        Annual Meeting of Stockholders).*

10.11 Amended and Restated 1993 Stock Plan (incorporated herein by reference to the Company's Proxy Statement for its 1994
        Annual Meeting of Stockholders).*

10.12   The Warnaco Group, Inc. Supplemental Incentive Compensation
        Plan (incorporated herein by reference to the Company's
        Proxy Statements for its 1994 and 1999 Annual Meetings of
        Stockholders).*

10.13   Amended and Restated License Agreement, dated as of January
        1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc.
        (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed November 12, 1997).*

10.14   Amended and Restated Design Services Agreement, dated as of
        January 1, 1996, between Polo Ralph Lauren Enterprises, L.P.
        and Warnaco Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed November 12,
        1997).*

10.15   Agreement and Plan of Merger, dated as of September 25,
        1997, among The Warnaco Group, Inc., WAC Acquisition
        Corporation and Designer Holdings Ltd. (incorporated herein by reference to Exhibit 2, attached as Appendix A to the Joint Proxy Statement/Prospectus to the Company's
        Registration Statement on Form S-4, No. 333-40207).*

10.16 Stock Exchange Agreement, dated as of September 25, 1997, among The Warnaco Group, Inc, New Rio, L.L.C. and each of the members of New Rio signatory hereto (incorporated herein by reference to Exhibit 10.1, attached as Appendix B to the Joint Proxy Statement/Prospectus to the Company's
        Registration Statement on Form S-4, No. 333-40207).*

10.17   1997 Stock Option Plan (incorporated herein by reference to
        Exhibit 10.17 to the Company's Form 10-K filed April 3,
        1998).*

10.18   License Agreement, dated as of August 4, 1994, between
        Calvin Klein, Inc. and Calvin Klein Jeanswear Company
        (incorporated by reference to Exhibit 10.20 to Designer
        Holdings, Ltd.'s Registration Statement on Form S-1 (File
        No. 333-2236)).*

10.19   Amendment to the Calvin Klein License Agreement, dated as of
        December 7, 1994; incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration Statement on Form
        S-1 (File No. 333-2236)).*

10.20   Amendment to the Calvin Klein License Agreement, dated as of
        January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration Statement on Form
        S-1 (File No.333-2236)).*

10.21   Amendment to the Calvin Klein License Agreement, dated as of
        February 28, 1995 (incorporated by reference to Exhibit
        10.23 to Designer Holdings, Ltd.'s Registration Statement on
        Form S-1 (File No. 333-2236)).*

10.22   Amendment to the Calvin Klein License Agreement, dated as of
        April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration Statement on Form
        S-1 (File No. 333-2236)).*

10.23   Amendment No. 1, dated as of July 31, 1998, to the Credit
        Agreement dated as of August 12, 1997, among Warnaco Inc.
        and The Warnaco Group, Inc., as Borrowers, and The Bank of
        Nova Scotia, as Managing Agent and Administrative Agent and
        Citibank N.A., as Managing Agent, and certain other lenders named therein. (incorporated herein by reference to Exhibit
        10.1 to the Company's Form 10-Q filed August 18, 1998).*

10.24   Amendment No. 1, dated as of July 31, 1998, to the Credit
        Agreement dated as of November 26, 1997, among Warnaco Inc.
        and The Warnaco Group, Inc., as Borrowers, and The Bank of
        Nova Scotia, as Managing Agent and Administrative Agent and
        Citibank N.A., as Managing Agent, and certain other lenders named therein. (incorporated herein by reference to Exhibit
        10.2 to the Company's Form 10-Q filed August 18, 1998).*

10.25   Fifth Amended and Restated Credit Agreement, dated as of
        July 31, 1998, among Warnaco Inc., as the U.S. Borrower,
        Designer Holdings, Ltd. and other wholly-owned domestic subsidiaries as designated from time to time, as the Sub-Borrowers, Warnaco (HK) Ltd., Warnaco B.V., Warnaco
        Netherlands B.V., as the Foreign Borrowers, the Warnaco
        Group, Inc., as a Guarantor, and Societe Generale, as the Documentation Agent, Citibank, N.A., as the Syndication
        Agent, and The Bank of Nova Scotia, as the Administrative
        Agent, and certain other lenders named therein.
        (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 18, 1998).*

10.26   Amended and Restated Master Agreement of Sale, dated as of
        September 30, 1998, among Warnaco Inc., as Originator, and
        Gregory Street, Inc., as Buyer and Servicer. (incorporated herein by reference to Exhibit 10.4 to the Company's Form
        10-Q filed November 7, 1998).*

10.27 Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear Company, as Originator, and
        Gregory Street, Inc., as Buyer and Servicer. (incorporated herein by reference to Exhibit 10.5 to the Company's Form
        10-Q filed November 7, 1998).*

10.28 Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street, Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer. (incorporated herein by reference to Exhibit 10.6 to the Company's Form
        10-Q filed November 7, 1998).*

10.29   Parallel Purchase Commitment, dated as of September 30,
        1998, among Warnaco Operations Corporation, as Seller and certain commercial lending institutions, as the Banks, and Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent (incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-Q filed November 7,
        1998).*

10.30   Receivables Purchase Agreement, dated as of September 30,
        1998, among Warnaco Operations Corporation, as Seller,
        Gregory Street, Inc., as Servicer, Liberty Street Funding
        Corp., and Corporate Asset Funding Company, Inc. as
        Investors and The Bank of Nova Scotia, as Agent, and
        Citicorp North America, Inc., as Co-Agent. (incorporated herein by reference to Exhibit 10.8 to the Company's Form
        10-Q filed November 7, 1998).*

10.31 1998 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.31 to the Company's Form
        10-K405 filed April 2, 1999).*

10.32 Agreement and Plan of Merger, dated as of November 15, 1999, by and among The Warnaco Group, Inc., A Acquisition Corp.
        and Authentic Fitness Corporation (incorporated herein by reference to Exhibit C, to the Company's Schedule 14D-1 filed November 17, 1999).*

10.33   U.S. $600,000,000 364-Day Credit Agreement, dated as of
        November 17, 1999, among Warnaco Inc., as Borrower, Morgan
        Guaranty Trust Company of New York as Documentation Agent,
        The Bank of Nova Scotia as Administration Agent and certain other lenders party thereto (incorporated herein by reference to Exhibit B to the Company's Schedule 14D-1 filed
        November 17, 1999).*

10.34 U.S. $600,000,000 Amended and Restated Credit Agreement, dated as of November 17, 1999, among Warnaco Inc. as Borrower, The Bank of Nova Scotia as Administrative Agent, and Citibank, N.A. as Syndication Agent amending Credit agreement dated August 12, 1997 (incorporated herein by reference to Exhibit 10.34 to the Company's Form 10-K filed
        April 3, 2000).*

10.35 Five-Year Credit Agreement, dated as of November 17, 1999, among Warnaco Inc. as Borrower, The Bank of Nova Scotia as
        Administrative Agent, Citibank, N.A. as Syndication Agent and Societe Generale and CommerzBank AG as Co-Documentation
        Agents (incorporated herein by reference to Exhibit 10.35 to the Company's Form 10-K filed April 3, 2000).*

10.36   Sixth Amended and Restated Credit Agreement, dated as of
        November 17, 1999, among Warnaco Inc., as the U.S. Borrower,
        Designer Holdings, Ltd., as the Sub Borrower, Those
        Wholly-owned Domestic Subsidiaries Designated From Time To
        Time, as the Warnaco Sub Borrowers, Warnaco (HK) Ltd.,
        Warnaco B.V., Warnaco Netherlands B.V. and Warnaco Holland
        B.V., as the Foreign Borrowers, The Warnaco Group, Inc., as a Guarantor, Certain Financial Institutions, as the Lenders, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders (incorporated herein by reference to Exhibit
        10.36 of the Company's Form 10-K filed April 3, 2000).*

10.37   Amendment, Modification, Restatement and General Provisions
        Agreement, dated as of October 6, 2000, among The Warnaco
        Group, Inc., Warnaco Inc., the Other Subsidiaries of The
        Warnaco Group, Inc. party thereto, The Bank of Nova Scotia and Citibank, N.A., as Debt Coordinators, The Bank of Nova
        Scotia, as Administrative Agent and State Street Bank and
        Trust Company, as Collateral Trustee.'D'

10.38   Intercreditor Agreement, dated as of October 6, 2000, among
        The Warnaco Group, Inc., Warnaco Inc., the Other
        Subsidiaries of The Warnaco Group, Inc. party thereto, The
        Bank of Nova Scotia, as Administrative Agent, The Bank of
        Nova Scotia and Salomon Smith Barney Inc., as Lead
        Arrangers, The Bank of Nova Scotia and Citibank, N.A., as
        Debt Coordinators, The Bank of Nova Scotia, Salomon Smith
        Barney Inc., Morgan Guaranty Trust Company of New York,
        Commerzbank A.G., New York Branch, and Societe Generale, as
        Arrangers, Societe Generale, as Security Agent, the Other
        Financial Institutions From Time to Time parties thereto and
        State Street Bank and Trust Company, as Collateral
        Trustee.'D'

10.39   Offer Letter and Employee Waiver, Release and Discharge of
        Claims pursuant to the Key Domestic Employee Retention Plan for Carl Deddens, dated November 26, 2001.'D'

10.40   Offer Letter and Employee Waiver, Release and Discharge of
        Claims pursuant to the Key Domestic Employee Retention Plan for Philip Terenzio, dated November 26, 2001.'D'

10.41   Offer Letter and Employee Waiver, Release and Discharge of
        Claims pursuant to the Key Domestic Employee Retention Plan for Stanley Silverstein, dated November 26, 2001.'D'

10.42 Amended Employment Agreement, dated as of June 11, 2001, between The Warnaco Group, Inc. and Antonio Alvarez.'D'

10.43   Senior Secured Super-Priority Debtor in Possession Revolving
        Credit Agreement, dated as of June 11, 2001, among Warnaco
        Inc., as Debtor and Debtor In Possession, as Borrower and
        The Warnaco Group, Inc., and the Subsidiaries of The Warnaco
        Group, Inc., party thereto, as Debtors and Debtors In
        Possession, as Guarantors and the Lenders and Issuers From
        Time to Time Party thereto and Citibank, N.A., as
        Administrative Agent and Salomon Smith Barney Inc., J.P.
        Morgan Securities, Inc. and The Bank of Nova Scotia as Joint
        Lead Arrangers.'D'

10.44   Amendment and Waiver to the Senior Secured Super-Priority
        Debtor In Possession Revolving Credit Agreement, dated as of
        August 27, 2001.'D'

10.45   Amendment No. 2 to the Senior Secured Super-Priority Debtor
        In Possession Revolving Credit Agreement, dated as of
        December 21, 2001.'D'

10.46   Amendment No. 3 and Waiver to the Senior Secured
        Super-Priority Debtor In Possession Revolving Credit
        Agreement, dated as of February 5, 2002.'D'

10.47   Amendment No. 4 and Waiver to the Senior Secured
        Super-Priority Debtor In Possession Revolving Credit
        Agreement, dated as of May 15, 2002.'D'

10.48   Employment Agreement, dated as of June 11, 2001, between The
        Warnaco Group, Inc. and James P. Fogarty.'D'

10.49 Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002.'D'

10.50   Amendment No. 1 to the Intercreditor Agreement, dated as of
        June 8, 2001.'D'

10.51   Summary of Key Domestic Employee Retention Plan.'D'

10.52   Letter Agreement, dated April 30, 2001, between The Warnaco
        Group, Inc. and Alvarez & Marsal, Inc.'D'

10.53   Employment Agreement, dated as of June 11, 2001, between The
        Warnaco Group, Inc. and Antonio Alvarez.'D'

10.54   Agreement to Extend Amended Employment Agreement between The
        Warnaco Group, Inc. and Antonio Alvarez, dated July 16,
        2002.'D'

10.55   Agreement to Extend Employment Agreement between The Warnaco
        Group, Inc. and James P. Fogarty, dated July 19, 2002.'D'

10.56   Offer Letter and Employee Waiver, Release and Discharge of
        Claims pursuant to the Key Domestic Employee Retention Plan for William Finkelstein, dated November 26, 2001.'D'

10.57   Settlement Agreement, dated January 22, 2001, by and between
        Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin
        Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco
        Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear
        Holdings Inc., Calvin Klein Jeanswear Company and Outlet
        Holdings, Inc.#

21      Subsidiaries of the Company.'D'

23.1    Consent of Deloitte & Touche LLP'D'

---------

 *  Previously filed

'D' Filed herewith

 # Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

    (b) Reports on Form 8-K.

    On July 22, 2002, the Company filed a Current Report on Form 8-K dated July 22, 2002. The Form 8-K reported at Item 5 the issuance of a press release announcing the election of Richard Karl Goeltz to the Company's Board of Directors.

    On June 25, 2002, the Company filed a Current Report on Form 8-K dated June 25, 2002. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for the period commencing April 7, 2002 and ending on May 4, 2002.

    On June 14, 2002, the Company filed a Current report on Form 8-K dated June 14, 2002. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for each of the monthly periods commencing June 3, 2001 and ending April 6, 2002.

    On December 27, 2001, the Company filed a Current Report on Form 8-K dated December 27, 2001. The Form 8-K reported at Item 5 the issuance of a press release announcing approval of a motion to amend the Company's
Debtor-in-Possession financing agreement by the Bankruptcy Court.

    On November 16, 2001, the Company filed a Current Report on Form 8-K dated November 16, 2001. The Form 8-K reported at Item 5 the issuance of a press release announcing the appointment of Antonio C. Alvarez, II and Stuart D. Buchalter as Chief Executive Officer and Chairman of the Board, respectively.

    On August 24, 2001, the Company filed a Current Report on Form 8-K dated August 23, 2001. The Form 8-K reported at Item 5 the issuance of a press release announcing the restatement of the Company's financial statements for the last three fiscal years.

    On July 9, 2001, the Company filed a Current Report on Form 8-K dated
July 9, 2001. The Form 8-K reported at Item 5 the issuance of a press release announcing the entry of a final order by the Bankruptcy Court approving the full amount of the Company's Debtor-in-Possession financing arrangement.

    On June 11, 2001, the Company filed a Current Report on Form 8-K dated
June 11, 2001. The Form 8-K reported at Item 5 the following: (i) the issuance of a press release announcing the filing of the Chapter 11 Cases; (ii) the issuance of a press release announcing the Bankruptcy Court's approval, on an interim basis, of the Company's Debtor-in-Possession financing arrangement; and
(iii) the suspension of trading and institution of delisting procedures on the Company's common stock by the New York Stock Exchange.

    On May 23, 2001, the Company filed a Current Report on Form 8-K dated
May 23, 2001. The Form 8-K reported at Item 5 the issuance of two press releases. The first press release announced the Company's financial results for the first quarter of fiscal 2001. The second press release announced the resolution of a lawsuit between the Company and Fruit of the Loom, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of July, 2002.

                                          THE WARNACO GROUP, INC.

                                          By: /s/ ANTONIO C. ALVAREZ II
                                              .................................
                                              ANTONIO C. ALVAREZ II
                                              DIRECTOR, PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
         /s/ STUART D. BUCHALTER            Non-Executive Chairman of the Board     July 31, 2002
 .........................................
           STUART D. BUCHALTER

        /s/ ANTONIO C. ALVAREZ II           Director, President and Chief           July 31, 2002
 .........................................    Executive Officer (Principal
          ANTONIO C. ALVAREZ II               Executive Officer)

           /s/ JAMES P. FOGARTY             Senior Vice President Finance and       July 31, 2002
 .........................................    Chief Financial Officer (Principal
             JAMES P. FOGARTY                 Financial and Accounting Officer)

       /s/ JOSEPH A. CALIFANO, JR.          Director                                July 31, 2002
 .........................................
         JOSEPH A. CALIFANO, JR.

          /s/ DONALD G. DRAPKIN             Director                                July 31, 2002
 .........................................
            DONALD G. DRAPKIN

         /s/ RICHARD KARL GOELTZ            Director                                July 31, 2002
 .........................................
           RICHARD KARL GOELTZ

             /s/ HARVEY GOLUB               Director                                July 31, 2002
 .........................................
               HARVEY GOLUB

        /s/ DR. MANUEL T. PACHECO           Director                                July 31, 2002
 .........................................
          DR. MANUEL T. PACHECO

           /s/ LINDA J. WACHNER             Director                                July 31, 2002
 .........................................
             LINDA J. WACHNER

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of The WARNACO GROUP, INC.
New York, New York

    We have audited the accompanying consolidated balance sheets of The Warnaco Group Inc. (Debtor-in-Possession) and its subsidiaries (the 'Company') as of January 5, 2002 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss) and of cash flows for each of the three years in the period ended January 5, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. (Debtor-in-Possession) and subsidiaries as of January 5, 2002 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 5, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, effective January 2, 2000 the Company changed its method of accounting for its retail outlet store inventory.

    As discussed in Note 1, the Company and certain of its subsidiaries have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their net realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status or priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company or; (d) as to operations, the effect of any changes that may be made in its business.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, stockholders' capital deficiency and Chapter 11 filings raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 2, the accompanying consolidated financial statements for the years ended December 30, 2000 and January 1, 2000 have been restated.

DELOITTE & TOUCHE LLP
New York, New York

May 30, 2002
(June 9, 2002 as to Note 20,
July 5, 2002 as to Note 15,
July 12, 2002 as to Note 1 and
July 18, 2002 as to Note 23)

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                              DECEMBER 30,    JANUARY 5,
                                                                  2000           2002
                                                                  ----           ----
                                                              (AS RESTATED)
                                                              (SEE NOTE 2)
                           ASSETS
Current assets:
    Cash....................................................   $   11,076     $    39,558
    Accounts receivable, less reserves of $95,669 -- 2000
      and $107,947 -- 2001..................................      127,941         282,387
    Inventories, less reserves of $29,296 -- 2000 and
      $50,097 -- 2001.......................................      481,859         418,902
    Prepaid expenses and other current assets...............       32,891          36,988
    Assets held for sale....................................      --               31,066
    Deferred income taxes...................................        7,632         --
                                                               ----------     -----------
        Total current assets................................      661,399         808,901
                                                               ----------     -----------
Property, plant and equipment -- net........................      329,514         212,129
Other assets:
    Licenses, trademarks, intangible and other assets, at
      cost, less accumulated amortization of $98,066 -- 2000
      and $108,067 -- 2001..................................      359,157         271,500
    Goodwill, less accumulated amortization of
      $92,971 -- 2000 and $101,094 -- 2001..................      855,150         692,925
    Deferred income taxes...................................      136,929         --
                                                               ----------     -----------
        Total other assets..................................    1,351,236         964,425
                                                               ----------     -----------
                                                               $2,342,149     $ 1,985,455
                                                               ----------     -----------
                                                               ----------     -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise
  Current liabilities:
    Current portion of long-term debt.......................   $1,493,483     $   --
    Debtor-in-possession revolving credit facility..........      --              155,915
    Accounts payable........................................      467,500          84,764
    Accrued liabilities.....................................      130,269         104,421
    Accrued interest........................................       40,740             857
    Accrued income taxes payable............................       13,630          14,505
                                                               ----------     -----------
        Total current liabilities...........................    2,145,622         360,462
                                                               ----------     -----------
  Other long-term liabilities...............................       65,955          31,754
                                                               ----------     -----------
Liabilities subject to compromise...........................      --            2,439,393
Deferred income taxes.......................................      --                5,130
Commitments and Contingencies (Note 1, 10, 15, 16, 20, and
  23)
Company-Obligated Mandatorily Redeemable Convertible
  Preferred Securities ($120,000-par value) of Designer
  Finance Trust holding solely convertible debentures.......      103,387         --
Stockholders' equity (deficiency):
    Class A Common Stock, $0.01 par value, 130,000,000
      shares authorized, 65,232,594 issued in 2000 and
      2001..................................................          654             654
    Additional paid-in capital..............................      912,983         909,054
    Accumulated other comprehensive loss....................      (33,750)        (53,016)
    Deficit.................................................     (532,521)     (1,393,674)
    Treasury stock, at cost -- 12,063,672 shares -- 2000 and
      12,242,629 shares -- 2001.............................     (313,840)       (313,889)
    Unearned stock compensation.............................       (6,341)           (413)
                                                               ----------     -----------
        Total stockholders' equity (deficiency).............       27,185        (851,284)
                                                               ----------     -----------
                                                               $2,342,149     $ 1,985,455
                                                               ----------     -----------
                                                               ----------     -----------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                           JANUARY 1,     DECEMBER 30,    JANUARY 5,
                                                              2000            2000           2002
                                                              ----            ----           ----
                                                          (AS RESTATED)   (AS RESTATED)
                                                          (SEE NOTE 2)    (SEE NOTE 2)
Net revenues............................................   $2,114,156      $2,249,936     $1,671,256
Cost of goods sold......................................    1,432,384       1,845,389      1,374,382
                                                           ----------      ----------     ----------
Gross profit............................................      681,772         404,547        296,874
Selling, general and administrative expenses............      476,408         625,014        598,186
Impairment charge.......................................      --              --             101,772
Reorganization items....................................      --              --             177,791
                                                           ----------      ----------     ----------
Operating income (loss).................................      205,364        (220,467)      (580,875)
Investment income (loss), net...........................      --               36,882         (6,556)
Interest expense (contractual interest of
  $221,557 -- 2001).....................................       80,976         172,232        122,752
                                                           ----------      ----------     ----------
Income (loss) before provision for income taxes and
  cumulative effect of change in accounting principle...      124,388        (355,817)      (710,183)
Provision for income taxes..............................       30,734          21,044        150,970
                                                           ----------      ----------     ----------
Income (loss) before cumulative effect of change in
  accounting principle..................................       93,654        (376,861)      (861,153)
Cumulative effect of change in accounting principle, net
  of income tax benefit of $8,577 -- 2000...............      --              (13,110)        --
                                                           ----------      ----------     ----------
Net income (loss).......................................   $   93,654      $ (389,971)    $ (861,153)
                                                           ----------      ----------     ----------
                                                           ----------      ----------     ----------
Basic earnings (loss) per common share:
    Income (loss) before accounting change..............   $     1.68      $    (7.14)    $   (16.28)
    Cumulative effect of accounting change..............      --                (0.25)        --
                                                           ----------      ----------     ----------
    Net income (loss)...................................   $     1.68      $    (7.39)    $   (16.28)
                                                           ----------      ----------     ----------
                                                           ----------      ----------     ----------
Diluted earnings (loss) per common share:
    Income (loss) before accounting change..............   $     1.65      $    (7.14)    $   (16.28)
    Cumulative effect of accounting change..............      --                (0.25)        --
                                                           ----------      ----------     ----------
    Net income (loss)...................................   $     1.65      $    (7.39)    $   (16.28)
                                                           ----------      ----------     ----------
                                                           ----------      ----------     ----------
Weighted average number of shares outstanding used in
  computing earnings (loss) per share:
    Basic...............................................       55,910          52,783         52,911
                                                           ----------      ----------     ----------
                                                           ----------      ----------     ----------
    Diluted.............................................       56,796          52,783         52,911
                                                           ----------      ----------     ----------
                                                           ----------      ----------     ----------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                             ACCUMULATED
                                     CLASS A   ADDITIONAL       OTHER                                    UNEARNED
                                     COMMON     PAID-IN     COMPREHENSIVE                  TREASURY       STOCK
                                      STOCK     CAPITAL     INCOME/(LOSS)      DEFICIT       STOCK     COMPENSATION   TOTAL
                                      -----     -------     -------------      -------       -----     ------------   -----
Balance at January 2, 1999.........   $652      $953,512     $   (15,703)    $  (202,996)  $(171,559)    $(11,772)  $ 552,134
Net income -- as restated, see note
 2.................................                                               93,654                               93,654
Foreign currency translation
 adjustments.......................                                1,614                                                1,614
Unrealized gain on marketable
 securities, net of tax............                               38,966                                               38,966
                                                                                                                    ---------
Comprehensive income as restated, see
 note 2............................                                                                                   134,234
Employee stock options exercised...                3,131                                         178                    3,309
Issuance of 190,680 shares of
 restricted stock..................      2         5,456                                                   (5,458)     --
Dividends declared.................                                              (20,250)                             (20,250)
Amortization of unearned stock
 compensation......................                                                                         6,246       6,246
Shares tendered for withholding tax
 on restricted stock...............                                                           (2,640)                  (2,640)
Purchase of 6,182,088 shares of
 treasury stock....................                                                         (142,048)                (142,048)
Issuance of 100,000 shares of
 treasury stock for acquisition....                 (731)                                      2,931                    2,200
                                      ----      --------     -----------     -----------   ---------     --------   ---------
Balance at January 1, 2000 -- as
 restated, see note 2..............    654       961,368          24,877        (129,592)   (313,138)     (10,984)    533,185
                                      ----      --------     -----------     -----------   ---------     --------   ---------
Net loss -- as restated, see note
 2.................................                                             (389,971)                            (389,971)
Foreign currency translation
 adjustments.......................                               (4,618)                                              (4,618)
Unfunded minimum pension liability.                              (14,648)                                             (14,648)
Unrealized loss on marketable
 securities, net of tax............                                 (680)                                                (680)
                                                                                                                    ---------
Comprehensive loss as restated, see
 note 2............................                                                                                  (409,917)
Adjustment for items included in net
 income, net of tax................                              (38,681)                                             (38,681)
Shares tendered for withholding tax
 on restricted stock...............                                                             (702)                    (702)
Dividends declared.................                                              (12,958)                             (12,958)
Amortization of unearned stock
 compensation......................                  787                                                    4,643       5,430
Equity Forward Contract............              (49,172)                                                             (49,172)
                                      ----      --------     -----------     -----------   ---------     --------   ---------
Balance at December 30, 2000 -- as
 restated, see note 2..............    654       912,983         (33,750)       (532,521)   (313,840)      (6,341)     27,185
                                      ----      --------     -----------     -----------   ---------     --------   ---------
Transition adjustment related to the
 adoption of accounting principle..                               21,744                                               21,744
Recognition of deferred gain on
 interest rate swap................                              (21,744)                                             (21,744)
Net loss...........................                                             (861,153)                            (861,153)
Foreign currency translation
 adjustments.......................                               (1,854)                                              (1,854)
Unrealized gain (loss) on marketable
 securities, net of tax............                                  434                                                  434
Unfunded minimum pension liability.                              (17,846)                                             (17,846)
                                                                                                                    ---------
Comprehensive loss.................                                                                                  (880,419)
Shares tendered for withholding tax
 on restricted stock...............                                                              (49)                     (49)
Restricted shares forfeited........               (3,929)                                                   3,929      --
Amortization of unearned stock
 compensation......................               --                                                        1,999       1,999
                                      ----      --------     -----------     -----------   ---------     --------   ---------
Balance at January 5, 2002.........   $654      $909,054     $   (53,016)    $(1,393,674)  $(313,889)    $   (413)  $(851,284)
                                      ----      --------     -----------     -----------   ---------     --------   ---------
                                      ----      --------     -----------     -----------   ---------     --------   ---------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEAR ENDED
                                                              -------------------------------------------
                                                               JANUARY 1,     DECEMBER 30,    JANUARY 5,
                                                                  2000            2000           2002
                                                                  ----            ----           ----
                                                              (AS RESTATED)   (AS RESTATED)
                                                              (SEE NOTE 2)    (SEE NOTE 2)
Cash flows from operating activities:
   Net income (loss)........................................    $  93,654       $(389,971)     $(861,153)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Pre-tax gain on sale of investment....................      --              (42,782)        --
      Depreciation and amortization.........................       60,956         102,079         97,818
      Provision for receivable allowances...................      218,098         262,641        253,943
      Provision for inventory reserves......................        6,247         179,254         74,786
      Cumulative effect of accounting change, net of
        taxes...............................................      --               13,110         --
      Amortization of deferred financing costs..............        1,430          12,353         19,414
      Interest rate swap income.............................      --               (4,064)       (21,355)
      Preferred stock accretion.............................        1,068             483         16,613
      Market value adjustment to Equity Agreements..........      --                5,900          6,556
      Non-cash asset write-downs............................      --               22,704        273,646
      Amortization of unearned stock compensation...........        6,246           4,643          1,999
      Deferred income taxes.................................       13,748          17,343        149,691
   Sale of accounts receivable..............................       25,400          53,700         --
   Repurchase of accounts receivable........................      --              --            (185,000)
   Accounts receivable......................................     (272,767)       (204,603)      (229,306)
   Inventories..............................................     (155,631)         38,857        (21,647)
   Prepaid expenses and other current and long-term
    assets..................................................      (20,295)         32,401         (5,087)
   Accounts payable and accrued expenses....................       31,857        (114,748)         6,241
                                                                ---------       ---------      ---------
Net cash provided by (used in) operating activities.........       10,011         (10,700)      (422,841)
                                                                ---------       ---------      ---------
Cash flows from investing activities:
   Proceeds from sale/leaseback transaction.................       23,185         --              --
   Disposal of fixed assets.................................        4,726           2,599          6,213
   Increase in intangibles and other assets.................      (29,813)         (9,976)        (1,427)
   Purchase of property, plant and equipment................     (109,088)       (110,062)       (24,727)
   Acquisition of businesses, net of cash acquired..........     (625,515)         (2,585)        (1,492)
   Proceeds from sale of marketable securities..............      --               50,432         --
                                                                ---------       ---------      ---------
Net cash used in investing activities.......................     (736,505)        (69,592)       (21,433)
                                                                ---------       ---------      ---------
Cash flows from financing activities:
   Proceeds from exercise of stock options..................        3,309         --              --
   Proceeds from the termination of interest rate swaps.....      --               26,076         --
   Borrowings under revolving credit facilities.............      247,221         133,724        303,377
   Borrowings under term loan agreements....................          149          15,499         --
   Borrowings under acquisition loan facility...............      586,200          13,800         --
   Borrowings under foreign credit facilities...............       66,838         --              72,842
   Borrowings under capital lease obligations...............        5,443         --              --
   Repayments of acquisition loan facility..................      --              (12,452)        --
   Repayments of term loan agreements.......................      (10,160)        (22,058)       (36,195)
   Repayments of foreign credit facilities..................      --              (18,720)        --
   Repayments of capital lease obligations..................       (1,550)         (2,762)          (938)
   Borrowings under DIP facility............................      --              --             155,915
   Repayments of other debt.................................       (3,503)            (21)        --
   Cash dividends paid......................................      (20,631)        (14,362)        --
   Payment of withholding taxes on option exercises and
    restricted stock vesting................................       (2,640)           (702)           (49)
   Purchase of treasury shares and net cash settlements
    under Equity Agreements.................................     (142,048)          1,404         --
   Deferred financing costs.................................       (1,385)        (37,314)       (19,852)
   Other....................................................       (2,530)        --                (490)
                                                                ---------       ---------      ---------
Net cash provided by financing activities...................      724,713          82,112        474,610
                                                                ---------       ---------      ---------
Translation adjustments.....................................        1,614             (72)        (1,854)
                                                                ---------       ---------      ---------
Increase (decrease) in cash.................................         (167)          1,748         28,482
Cash at beginning of year...................................        9,495           9,328         11,076
                                                                ---------       ---------      ---------
Cash at end of year.........................................    $   9,328       $  11,076      $  39,558
                                                                ---------       ---------      ---------
                                                                ---------       ---------      ---------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization: The Warnaco Group, Inc. was incorporated in Delaware on
March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of the Company.

    Nature of Operations: The Warnaco Group, Inc. and its subsidiaries (collectively, the 'Company') design, manufacture and market a broad line of
(i) women's intimate apparel, such as bras, panties, sleepwear, shapewear and daywear; (ii) men's apparel, such as sportswear, jeanswear, khakis, underwear and accessories; (iii) women's and junior's apparel, such as sportswear and jeanswear; and (iv) active apparel, such as swimwear, swim accessories and fitness apparel. The Company's products are sold under a variety of internationally recognized brand names which are either owned or licensed by the Company. The Company's products are sold to department and specialty stores, chain stores, mass merchandise stores, sporting goods stores, and catalog and other retailers throughout the world. The Company also sells directly to consumers through its Retail Stores Division.

    Basis of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiary companies for the years ended January 1, 2000 ('Fiscal 1999'), December 30, 2000 ('Fiscal 2000'), and January 5, 2002 ('Fiscal 2001'). All significant inter-company accounts and transactions are eliminated in consolidation.

    On June 11, 2001 (the 'Petition Date'), the Company and certain of its subsidiaries (each a 'Debtor' and, collectively, the 'Debtors') each filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS' 101-1330, as amended (the 'Bankruptcy Code'), in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively the 'Chapter 11 Cases'). The Company, 37 of its 38 U.S. subsidiaries and one of Warnaco's Canadian subsidiaries, Warnaco of Canada Company ('Warnaco Canada') are Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries are not debtors in the Chapter 11 Cases, nor are they subject to foreign bankruptcy or insolvency proceedings. However, certain debt obligations of the Company's foreign subsidiaries are subject to standstill agreements with the Company's pre-petition lenders.

    On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement (the 'DIP') with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002 (the 'Amended DIP'). The amendments, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend deadlines with respect to certain asset sales and certain filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. Borrowings outstanding under the Amended DIP were $155,915 as of January 5, 2002.

    Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have a right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, 'assumption' means the Debtors agree to perform their obligations under the lease or contract and to cure all defaults, and 'rejection' means that the Debtors are relieved from their obligation to perform under the contract or lease, but are subject to damages for the breach thereof. Any damages resulting from such a breach will be treated as unsecured claims in the Chapter 11 Cases. The Debtors are in the

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

process of reviewing their executory contracts and unexpired leases. Through January 5, 2002, the Debtors have identified and rejected a number of executory contracts and unexpired leases. As of January 5, 2002, the Company had accrued approximately $20,600 related to rejected leases and contracts which is included in liabilities subject to compromise on the consolidated balance sheets. The Company continues to evaluate its business operations and expects to reject additional contracts and leases prior to filing its plan of reorganization. Although the Debtors have attempted to estimate the ultimate amount of liability that may result from rejected contracts and leases, additional leases may be rejected in the future. Such rejections could result in additional liabilities subject to compromise that the Company has not anticipated. In connection with the consummation of a confirmed plan or plans of reorganization, the Company will elect to assume certain of its leases and executory contracts. The success of any plan of reorganization is dependent upon the Bankruptcy Court's approval of the Company's assumption of certain of these executory contracts, including certain license agreements.

    As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of January 5, 2002, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally are either excused or suspended during the Chapter 11 Cases.

    In the Chapter 11 Cases, substantially all of the Debtors' unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan or plans of reorganization which must be confirmed by the Bankruptcy Court after obtaining the requisite amount of votes by affected parties. For financial reporting purposes, those liabilities have been segregated and classified as liabilities subject to compromise in the consolidated balance sheets. The ultimate amount of and settlement terms for such liabilities are subject to a confirmed plan or plans of reorganization and, accordingly, are not presently determinable.

    The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The Debtors requested and, on July 12, 2002, were granted an extension of time until August 30, 2002 to file their exclusive plan of reorganization and until October 31, 2002 to solicit acceptances of such plan. If the Debtors fail to file a plan of reorganization or fail to obtain additional extensions of time to file a plan of reorganization by the extension date, or if the Debtors' plan is not accepted by the Bankruptcy Court, impaired classes of creditors and equity holders or any party-in-interest (including a creditor, equity holder, a committee of creditors or equity holders or an indenture trustee) may file their own plan of reorganization for the Debtors.

    After a plan of reorganization has been filed with the Bankruptcy Court, the plan and a disclosure statement approved by the Bankruptcy Court will be sent to classes of creditors whose acceptances will be solicited as part of the plan. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm the plan, the Bankruptcy Court is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would have received in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described below) and
(iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization unless the plan proposes such measures. If any impaired class of creditors or equity holders does not accept the plan, then, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the 'cram-down' provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may approve a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements are met. These requirements include payment in full

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

for a dissenting senior class of creditors before payment to a junior class can be made. Under the priority scheme established by the Bankruptcy Code, absent agreement to the contrary, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. As a result of the amount and character of the Company's pre-petition indebtedness, the shortfall between the Company's projected enterprise value and the amount necessary to satisfy the claims, in full, of its secured and unsecured creditors and the impact of the provisions of the Bankruptcy Code applicable to confirmation of a plan or plans of reorganization, the Company believes that it is highly unlikely that current holders of common stock or preferred securities of the Company will receive any distribution under any plan of reorganization or liquidation of the Company. Certain of the Company's financial instruments (e.g., pre-petition secured debt) trade in markets for debt securities and other instruments. The Company expects that holders of the Company's financial instruments will receive substantially less than face value in any plan or plans of reorganization approved by the Bankruptcy Court.

    Management is in the process of stabilizing the business of the Debtors and evaluating the Company's operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the acceptance and confirmation of the plan in accordance with the provisions of the Bankruptcy Code.

    During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. The Debtors are in the process of reviewing their operations and identifying assets available for potential disposition, including entire business units of the Company. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through January 5, 2002, the Company has sold certain personal property, certain owned buildings and land and other assets for approximately net book value, generating net proceeds of approximately $6,213. Reorganization items include the write-down of the related assets to net realizable value. The total loss related to asset sales and abandonments, included in reorganization items was $3,656 for the year ended January 5, 2002. In the first quarter of fiscal 2002, the Company sold additional assets for approximately the net book value generating net proceeds of approximately $4,000 (collectively the 'Asset Sales'). Substantially all of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended DIP. In addition, in the first quarter of fiscal 2002, the Company sold the businesses and substantially all of the assets of GJM Manufacturing Ltd. ('GJM'), a private label manufacturer of women's sleepwear and Penhaligon's Ltd. ('Penhaligon's'), a United Kingdom based retailer of perfumes, soaps, toiletries and other products. The sales of GJM and Penhaligon's generated approximately $20,100 of net proceeds in the aggregate during the first quarter of fiscal 2002. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain of the Company's debt agreements ($4,800), (ii) reduce amounts outstanding under the Amended DIP ($4,200), (iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders ($9,400) and
(iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and for any working capital valuation adjustments ($1,700). In the second quarter of fiscal 2002, the Company began the process of closing 25 of its outlet stores. The closing of the stores and the related sale of inventory at approximately net book value generated approximately $12,000 of net proceeds which were used to reduce amounts outstanding under the Amended DIP in fiscal 2002.

    Administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors and, consequently, the Company's consolidated results of operations. Future results of operations may also be adversely affected by other factors relating to the Chapter 11 Cases. Reorganization and administrative expenses related to the Chapter 11 Cases have been separately identified in the consolidated statements of operations as reorganization items.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7') assuming the Company will continue as a going concern. The Company is currently operating under the jurisdiction of the Bankruptcy Code and the Bankruptcy Court. Continuation of the Company as a going concern is contingent upon, among other things, (i) its ability to formulate a plan of reorganization that will gain approval of the parties required by the Bankruptcy Code and be confirmed by the Bankruptcy Court, (ii) the Company's ability to continue to comply with the terms of the Amended DIP, (iii) its ability to return to profitable operations, and (iv) its ability to generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters, along with the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any of the adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

    Use of Estimates: The Company uses estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from these estimates.

    Translation of Foreign Currencies: Cumulative translation adjustments, arising primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange as of the respective balance sheet date, are applied directly to stockholders' equity (deficiency) and are included as part of accumulated other comprehensive income (loss). Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

    Marketable Securities: Marketable securities are stated at fair value based on quoted market prices. Marketable securities are classified as available-for-sale with any unrealized gains or losses, net of tax, included as a component of stockholders' equity (deficiency) and included in other comprehensive income (loss).

    Accounts Receivable: Accounts receivable consist principally of amounts owed to the Company by trade customers, net of allowances for discounts, allowances and doubtful accounts. The Company sells its products to department stores, specialty stores, chain stores, sporting goods stores, catalogs, direct sellers and mass merchandisers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company has credit insurance covering its customers within agreed upon limits and exclusions.

    Inventories: The Company values its inventories at the lower of cost determined principally on a first-in, first-out basis, or market.

    Assets held for sale: The Company classifies assets to be sold as assets held for sale. Assets held for sale are reported at the lower of their carrying amount or estimated fair value less selling costs. Assets held for sale at January 5, 2002 include accounts receivable, inventories, prepaid expenses, fixed assets and other assets of GJM and Penhaligon's and other assets identified for disposition.

    Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the lesser of the estimated useful lives of the assets or term of the lease, using the straight-line method, as summarized below:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Buildings......................................    20 - 40 years
Building improvements..........................     2 - 20 years
Machinery and equipment........................     3 - 10 years
Furniture and fixtures.........................     7 - 10 years
Computer hardware..............................      3 - 5 years
Computer software..............................      3 - 7 years

    Depreciation and amortization expense was $36,671, $62,148 and $60,890 for fiscal years 1999, 2000 and 2001, respectively.

    Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and related guidance and are amortized on a straight-line basis, over the estimated useful life of the software, generally 3 to 7 years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

    Intangible and Other Assets: Intangible assets consist of goodwill, licenses, trademarks, deferred financing costs and other intangible assets. Goodwill represents the excess of cost over net assets acquired from business acquisitions, and is amortized on a straight-line basis over the estimated useful life, not exceeding 40 years. Deferred financing costs are amortized over the life of the related debt, using the interest method and included in interest expense. Deferred financing costs, net of accumulated amortization, were $43,132 and $8,971 as of December 30, 2000 and January 5, 2002, respectively. Deferred financing costs relating to pre-petition debt of the Company were written-off as of the Petition Date resulting in a charge to reorganization items of $34,599 in the second quarter of fiscal 2001. Licenses and trademarks, net of accumulated amortization, were $269,595 and $250,917 as of December 30, 2000 and January 5, 2002, respectively. Licenses are amortized on a straight line basis over the remaining life of the license, which range between 5 and 40 years. Trademarks are amortized on a straight line basis over the remaining life of the trademark not to exceed 20 years. Other intangible assets are amortized on a straight line basis over their estimated useful lives which range from 8 to 20 years. Other assets of $46,430 at December 30, 2000 and $11,612 at January 5, 2002 include long-term investments, other non-current assets and deposits. During fiscal 2001, the Company reviewed other long-term assets for potential impairment. As a result of this review, in the fourth quarter the Company wrote down the carrying amount of certain barter credits by $30,734 to $2,006 based upon the Company's plans to utilize such credits in the future.

    Amortization expense related to goodwill and intangible assets, included in selling, administrative and general expenses was $24,285, $39,931, and $36,928 for fiscal 1999, fiscal 2000 and fiscal 2001, respectively.

    The Company reviews any potential impairment of long-lived assets when changes in circumstances, which include, but are not limited to, the historical and projected operating performance of business operations, specific industry trends and general economic conditions, indicate that the carrying value of business specific intangibles or goodwill may not be recoverable. Under these circumstances, the Company estimates future undiscounted cash flows as a basis for determining any impairment loss. If undiscounted cash flows are less than the carrying amount of the asset then impairment charges are recorded to adjust the carrying value of long-lived assets to the estimated fair value. The Company recorded an impairment charge of $101,772 for the write-off of goodwill related to Bodyslimmers, CK Kids and ABS of $96,171 and the write-off of certain other intangible assets of $5,601 in the fourth quarter of fiscal 2001.

    Advertising Costs: Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published or presented to consumers.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Cooperative advertising allowances provided to customers are charged to operations as earned and are included in selling, general expenses and administrative. The amounts charged to operations for advertising ( including cooperative advertising), marketing and promotion expenses during fiscal 1999, 2000 and 2001 were $118,029, $141,340, and $138,407, respectively.

    Reorganization items: Reorganization items relate to expenses incurred and amounts accrued as a direct result of the Chapter 11 Cases and include certain impairment losses, professional fees, facility shutdown costs, employee severance payments, employee retention payments, lease termination accruals, and other items. Reorganization items are separately identified on the consolidated statement of operations.

    Income Taxes: The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. As of January 5, 2002, unremitted earnings of non-U.S. subsidiaries were approximately $149,800. Since it is the Company's intention to permanently reinvest these earnings, no U.S. taxes have been provided. Management believes that there would be no additional tax liability on the statutory earnings of foreign subsidiaries, if remitted.

    Revenue Recognition: The Company recognizes revenue when goods are shipped and title has passed to customers, net of allowances for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Stock Options: The Company accounts for options granted using the intrinsic value method. Because the exercise price of the Company's options equals the market value of the underlying stock on the date of grant, no compensation expense has been recognized for any period presented.

    Financial Instruments: Derivative financial instruments were used by the Company in the management of its interest rate and foreign currency exposures prior to the Petition Date. The Company also used derivative financial instruments to execute purchases of its shares under its stock buyback program. The Company does not use derivative financial instruments for speculation or for trading purposes. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments, prior to the Petition Date, were deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Income and expense were recorded in the same category as that arising from the related asset or liability being hedged. Periodic accruals of amounts to be received or paid under interest rate swap agreements were recognized as interest expense. Gains and losses realized prior to the Petition Date on termination of interest rate swap contracts were deferred and amortized over the remaining terms of the original hedging relationship.

    A number of major international financial institutions are counter-parties to the Company's financial instruments, including derivative financial instruments. The Company monitors its positions with, and the credit quality of, these counter-party financial institutions and does not anticipate non-performance of these counter-parties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counter-parties.

    Equity Instruments Indexed to the Company's Common Stock: Prior to September 19, 2000, equity instruments indexed to the Company's common stock were recorded at fair value. Proceeds received under net share settlements or amounts paid upon the purchase of such equity instruments were recorded as a component of stockholders' equity. Subsequent changes in the fair value of the Equity Agreements were not recorded. Repurchases of common stock pursuant to the terms of the Equity Agreements were recorded as treasury stock. On September 19, 2000, the Company amended its Equity Agreements and elected to cash settle a portion of its obligation to the bank through notes payable. As a result, the Company recorded notes payable ('Equity Agreement Notes') in an amount equal to the difference between the forward equity price of the Company's common stock and the fair value of the Company's common stock. The recognition of the Equity Agreement Notes was recorded as an adjustment to stockholders' equity. On October 6, 2000, the Company amended its outstanding credit agreements and recorded an adjustment to increase the balance of the Equity Agreement Notes based upon the change in fair value of the Company's common stock. Changes in the fair value of the equity instruments after October 6, 2000 through the Petition Date were recorded as a component of operating income (loss) and as a change in the carrying amount of the related Equity Agreement Notes. Subsequent to October 6, 2000, the Company was required to cash settle the Equity Agreements. Since the Petition Date, no changes in the fair value of the Equity Agreement Notes have been recorded. Equity Agreement Notes are classified in liabilities subject to compromise as of January 5, 2002. (See Note 18)

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss), unrealized gain/(loss) on marketable securities (net of tax), unfunded minimum pension liability and cumulative foreign currency translation adjustments. Because such cumulative translation adjustments are considered a component of permanently invested un-remitted earnings of subsidiaries outside the United States, no income taxes are provided on such amounts.

    Start-Up Costs: Pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses are expensed as incurred.

    Change in accounting principle: Effective January 2, 2000, the Company changed its accounting method for valuing its retail outlet store inventory. Prior to the change, the Company valued its retail inventory using average cost. Under its new method, the Company values its retail inventory using the actual cost method. The Company believes its new method is preferable because it results in a better matching of revenue and expense and is consistent with the method used for its other inventories. The cumulative effect of the change as of January 1, 2000 was to reduce net income by $13,110, net of tax of $8,600.

    Reclassifications: Certain fiscal 1999 and 2000 amounts have been reclassified to conform to the current year presentation.

    Recent accounting pronouncements: In June 1998, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards
No. 133, Accounting for Derivative Activities and Hedging Activities ('SFAS 133'). SFAS 133 was amended by SFAS 137 and SFAS 138. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted the provisions of SFAS 133 as of December 31, 2000. The Company adopted SFAS 133 effective with the first quarter of fiscal 2001. As a result of the adoption of SFAS 133, the Company recorded a transition adjustment of $21,744 primarily related to the reclassification of a gain on the sale of certain interest rate swaps from other liabilities to other comprehensive income. The adoption of SFAS 133 did not have a material impact on the Company's cash flows or its results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, ('SFAS 141') and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,
('SFAS 142'). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001.
SFAS 141 specifies criteria for the recognition of certain intangible assets apart from goodwill. SFAS 141 did not have an impact on the Company's financial statements.

    SFAS 142 eliminates the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS 142 requires that indefinite lived assets be tested for impairment at least annually. SFAS 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ('SFAS 144').

    SFAS 142 requires that the Company evaluate its existing goodwill and other intangible assets with indefinite useful lives. In addition, the Company will reassess the useful lives of its intangible assets and will test indefinite lived intangible assets for impairment in accordance with the provisions of SFAS 142. The Company is in the process of evaluating the impact of SFAS 142 on its financial statements.

    As of January 5, 2002 the Company had goodwill and other intangible assets net of accumulated amortization of approximately $944,000. Based upon preliminary evaluations of the fair value of the Company's business units obtained in connection with preparing the Company's plan of reorganization,

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

the Company believes that the carrying value of the Company's goodwill and intangible assets will substantially exceed the fair value of those assets. As a result, the Company will write-off a significant amount of its goodwill and intangible assets upon the adoption of SFAS 142. In addition, amortization expense related to goodwill and intangible assets for the year ended January 5, 2002 was approximately $36,900. The Company estimates that after the adoption of SFAS 142 and the write-down of intangible assets noted above, amortization expense for the 2002 fiscal year will also be reduced significantly.

    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ('SFAS 143'). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company plans to adopt the provisions of SFAS 143 for its 2003 fiscal year and does not expect the adoption of SFAS 143 to have a material impact on the Company's financial position or results of operations.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets
('SFAS 144'). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt the provisions of SFAS 144 for its 2002 fiscal year. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position or results of operations.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ('SFAS 145'). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The adoption of SFAS 145 is not expected to have a material impact on the financial position or results of operations of the Company.

    In April 2001, the FASB's Emerging Issues Task Force ('EITF') reached a final consensus on EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, which was later codified along with the other similar issues, into EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ('EITF 01-09'). EITF 01-09 will be effective for the Company in the first quarter of 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products, resulting in certain cooperative advertising and product placement costs previously classified as selling expenses to be reflected as a reduction of revenues earned from that activity. The Company does not expect the adoption of EITF 01-09 to have a material impact on the Company's results of operations or its financial position.

NOTE 2 -- RESTATEMENT OF FINANCIAL STATEMENTS

    In June 2001, during the course of reviewing its business operations, the Company became aware of certain accounting errors involving the recording of inter-company pricing arrangements, the recording of accounts payable primarily related to the purchase of inventory from suppliers and the accrual of certain liabilities. The errors were related to the Company's Designer Holdings Ltd. ('Designer Holdings') subsidiary. The correction of these errors, together with additional errors primarily related to the recording of accounts payable and inventory discovered in certain of the Company's European

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

subsidiaries in connection with the Company's year-end closing for fiscal 2001, has caused the Company to restate its previously issued financial statements for the years ended January 1, 2000 and December 30, 2000 (fiscal 1999 and fiscal 2000, respectively), its previously issued financial results for each of the quarterly periods in fiscal 1999 and fiscal 2000 and for the fiscal 2001 quarter ended April 7, 2001. The Company reduced previously reported net income by $4,132 (net of income tax benefit of $2,703), or $0.07 per share, for fiscal 1999, increased its previously reported net loss by $45,788 (net of income tax benefit of $137), or $0.87 per share, for fiscal 2000 and increased its previously reported net loss by $1,116, (no income tax effect), or $0.02 per share, for the fiscal 2001 quarter ended April 7, 2001 (collectively, the 'Restatements').

    The Company began an internal investigation of the suspected accounting errors in June 2001. In August 2001, after reviewing the preliminary results of the internal investigation, the Audit Committee of the Board of Directors of the Company retained the law firm Dewey Ballantine LLP ('Dewey Ballantine') to investigate the suspected accounting errors at Designer Holdings. In addition, Dewey Ballantine retained FTI Consulting, Inc. ('FTI') to assist in the investigation and provide accounting expertise to Dewey Ballantine. Dewey Ballantine issued its report to the Audit Committee on February 6, 2002. Since the discovery of the accounting errors at Designer Holdings and at certain of the Company's European subsidiaries, the Company has replaced certain financial staff and has taken several steps to improve the accounting for inter-company purchases, and the reconciliation of inter-company accounts.

    The Company estimates that the total cost of conducting the investigation into this matter, consisting primarily of professional fees, will be approximately $1,000. Approximately $681 of the cost of the investigation is included in the Company's results of operations for the year ended January 5, 2002 and the remaining $319 will be included in the results of operations in the first quarter of fiscal 2002.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    A summary of the significant effects of the Restatements is as follows:

                                                   FISCAL YEAR ENDED         FISCAL YEAR ENDED
                                                    JANUARY 1, 2000          DECEMBER 30, 2000
                                                -----------------------   -----------------------
                                                    AS                        AS
                                                PREVIOUSLY       AS       PREVIOUSLY       AS
                                                 REPORTED     RESTATED     REPORTED     RESTATED
                                                 --------     --------     --------     --------
Consolidated statements of operations data:
Cost of goods sold............................   1,425,549    1,432,384    1,799,463    1,845,389
Income (loss) before provision for income
  taxes and cumulative effect of change in
  accounting principle........................     131,223      124,388     (309,892)    (355,817)
Provision for income taxes....................      33,437       30,734       21,181       21,044
Income (loss) before cumulative effect of
  change in accounting principle..............      97,796       93,654     (331,073)    (376,861)
Net income (loss).............................      97,786       93,654     (344,183)    (389,971)
Basic earnings (loss) per common share:
    Income (loss) before accounting change....  $     1.75   $     1.68   $    (6.27)  $    (7.14)
    Net income (loss).........................        1.75         1.68        (6.52)       (7.39)
Diluted earnings (loss) per common share:
    Income (loss) before accounting change....  $     1.72   $     1.65   $    (6.27)  $    (7.14)
    Net income (loss).........................        1.72         1.65        (6.52)       (7.39)
Consolidated balance sheet data:
    Inventories...............................  $  722,539   $  730,379   $  483,111   $  481,859
    Property, plant and equipment, net........     326,352      326,608      329,175      329,514
    Accounts payable..........................     599,768      618,192      413,786      467,500
    Accrued liabilities.......................      90,736       87,243      132,137      130,269
    Accrued income taxes payable..............      16,217       16,217       16,470       13,630
    Deferred income taxes.....................       7,468        4,765       --           --
    Deficit...................................    (125,460)    (129,592)    (482,602)    (532,521)
    Stockholders' equity......................     537,317      533,185       77,105       27,185

    See Note 25 of Notes to Consolidated Financial Statements for restated quarterly information for fiscal 1999, fiscal 2000 and the first quarter of fiscal 2001.

NOTE 3 -- ACQUISITIONS

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

Fair Value of assets acquired.....................  $674,256
Liabilities assumed...............................   (79,731)
                                                    --------
Purchase price -- net of cash balance.............  $594,525
                                                    --------
                                                    --------

    Goodwill as of December 30, 2000 and January 5, 2002 includes $417,526 and $390,219, respectively, related to the Authentic Fitness acquisition which is being amortized over 40 years.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The following summarized unaudited pro forma information combines financial information of the Company with Authentic Fitness for fiscal year 1999 assuming the acquisition had occurred as of January 3, 1999. The unaudited pro-forma information does not reflect any cost savings or other benefits anticipated by the Company's management as a result of the acquisition. The unaudited pro-forma information reflects interest expense on the additional financing of $437,100 incurred for the acquisition and the amortization of goodwill using a 40-year life.

                                             FOR THE YEAR ENDED
                                              JANUARY 1, 2000
                                              ---------------
Statement of Income Data:
    Net revenues...........................      $2,473,771
    Net income.............................          65,994

A.B.S. CLOTHING COLLECTION, INC.

    In September 1999, the Company acquired the outstanding common stock of A.B.S. Clothing Collection, Inc. ('ABS'). ABS is a designer of casual sportswear and dresses sold through better department and specialty stores. The purchase price consisted of a cash payment of $29,500, shares of the Company's common stock with a fair market value of $2,200 and a deferred cash payment of $22,800 and other costs incurred in the acquisition of approximately $1,208. The acquisition was accounted for as a purchase. The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is summarized as follows:

Fair Value of assets acquired......................  $59,720
Liabilities assumed................................   (3,730)
                                                     -------
Purchase price -- net of cash balance..............  $55,990
                                                     -------
                                                     -------

    The acquisition did not have a material impact on 1999 consolidated earnings. Goodwill related to the ABS acquisition was $54,136 as of December 30, 2000. As part of the Company's evaluation of potential impairment of long-lived assets, the Company determined that the goodwill associated with ABS was impaired, and as a result (Note 1), the Company recorded an impairment charge of $36,803 in the fourth quarter of fiscal 2001. Goodwill related to the ABS acquisition, after giving effect to the impairment charge, was $10,974 at January 5, 2002.

OTHER ACQUISITIONS -- 1999

    During 1999, the Company acquired two other companies and certain other licenses to sell products in Canada which were not significant and did not have a significant pro forma impact on fiscal 1999 consolidated earnings. The excess purchase price over fair value of the net assets acquired and liabilities assumed on these acquisitions was approximately $5,000 as of December 30, 2000. As part of the Company's evaluation of potential impairment of long lived assets (Note 1), the Company determined that the goodwill associated with these acquisitions was impaired, and as a result, the Company recorded an impairment charge of $4,826 during the fourth quarter of fiscal 2001 which is included in reorganization items.

NOTE 4 -- REORGANIZATION ITEMS

    In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes during fiscal 2001 to streamline the Company's operations, focus on its core businesses, and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001, will not be completed until the end of fiscal 2002. In

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

connection with these strategies, the Company has reorganized its Retail Stores Division by closing 86 of the 267 or 32% of the retail stores it operated at the beginning of fiscal 2001.

    The Debtors are in the process of reviewing their operations and identifying assets available for potential disposition including entire business units of the Company. However, there can be no assurance that the Company will be able to consummate any such transactions at prices the Company, or the Company's creditor constituencies will find acceptable.

    In the first quarter of fiscal 2002, the Company sold the assets of Penhaligon's and GJM for net proceeds of approximately $20,100 in the aggregate. The Company recorded an impairment loss of $26,842 related to the write-down of GJM goodwill in fiscal 2001.

    The amount of proceeds that will be realized, if any, and the effect of any additional asset sales on the Company's proposed plan or plans of reorganization cannot presently be determined. The Company has recorded reductions to the estimated net realizable value for those assets that the Company believes will not be fully realized when they are sold or abandoned.

    During fiscal 2001, the Company sold certain personal property, vacated buildings, surplus land and other assets generating net proceeds of approximately $6,213 since the Petition Date. The loss related to the write-down of these assets was $3,656 for the year ended January 5, 2002. The Company has vacated certain leased premises, and rejected those leases (many related to its Retail Stores Division) under the provisions of the Bankruptcy Code.

    As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees, written-down certain assets and accelerated the recognition of certain deferred charges. The transactions were recorded consistent with the provisions of SOP 90-7.

    Reorganization items included in the consolidated statements of operations in fiscal 2001 are $177,791. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. In addition, certain accruals are included in liabilities subject to compromise under the provisions of the Bankruptcy Code. The Company has recorded these accruals at the estimated amount the creditor is entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are subject to determination in the bankruptcy process, including the terms of a confirmed plan or plans of reorganization and accordingly are not presently determinable. However, the Company believes that these claims will ultimately be discharged under a confirmed plan of reorganization for amounts that are substantially less than the carrying amount of the related liability. The components of reorganization items for fiscal 2001 are:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Legal and professional fees.......................  $ 24,206
Company-obligated mandatorily redeemable preferred
  securities(a)...................................    21,411
Facility shutdown accruals........................     8,440
Write-down to net realizable value:
    Fixed assets..................................     3,656
    Goodwill......................................    31,668
    Intangible assets.............................       382
    Investments...................................     1,355
Deferred financing costs -- pre-petition debt.....    34,599
Systems development abandoned.....................    33,066
Lease terminations................................    20,591
Employment contracts and retention................     8,728
Other employee costs..............................       821
Interest rate swap gain...........................   (18,887)
Retail store closure provisions...................     6,105
Aviation and other assets.........................     1,650
                                                    --------
                                                    $177,791
                                                    --------
                                                    --------

---------

 (a) Includes original issue discount and deferred bond issue costs of $4,798 net of accumulated amortization.

    For the year ended January 5, 2002, cash reorganization items were $36,893 and non-cash reorganization items were $140,898. Certain accruals are included in liabilities subject to compromise. The ultimate amount of cash payments for all reorganization items are subject to the provisions of a confirmed plan or plans of reorganization and therefore cannot be determined.

NOTE 5 -- SPECIAL CHARGES -- FISCAL 2000

    The Company performed a strategic review of its worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles and initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company and the discontinuation of product lines and styles that were unprofitable. As a result of these initiatives which commenced in fiscal 2000 and continued into fiscal 2001, the Company recorded special charges of $269,626 during fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and lease obligation costs, employee termination and severance costs, retail outlet store closings and other related costs. The non-cash portion of the charge was originally estimated to be $171,317 and the cash portion was originally estimated to be $98,309. As of January 5, 2002, $6,336 of accruals remained related primarily to severance obligations and expected payments under discontinued licenses. Actual cash charges through January 5, 2002 were $90,589. Non-cash charges were $172,574. Of the total amount of charges, $201,279 is reflected in cost of goods sold and $68,347 is reflected in selling, general and administrative expenses in the 2000 fiscal year. The detail of the charge, including costs incurred and reserves remaining for costs the Company expects to incur through completion of the aforementioned programs are summarized below:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            FACILITY
                           INVENTORY        SHUTDOWN       EMPLOYEE
                        WRITE-DOWNS AND   AND CONTRACT    TERMINATION                       LEGAL AND
                          OTHER ASSET     TERMINATION    AND SEVERANCE   RETAIL OUTLET    OTHER RELATED
                          WRITE-OFFS         COSTS           COSTS       STORE CLOSINGS       COSTS         TOTAL
                          ----------         -----           -----       --------------       -----         -----
Provisions............     $ 154,851        $ 53,261       $ 25,772         $ 20,037        $ 15,705      $ 269,626
Cash Reductions --
  2000................       --              (41,456)       (19,117)          (2,969)        (10,909)       (74,451)
Non-cash reductions --
  2000................      (125,350)         --             --              (12,357)           (976)      (138,683)
                           ---------        --------       --------         --------        --------      ---------
Balance as of Dec. 30,
  2000................        29,501          11,805          6,655            4,711           3,820         56,492
Cash Reductions --
  2001................       --               (3,998)        (6,376)          (1,578)         (4,186)       (16,138)
Non-cash reductions --
  2001................       (29,501)         (1,257)        --               (3,133)         --            (33,891)
Other adjustments --
  2001(1).............       --                 (493)        --              --                  366           (127)
                           ---------        --------       --------         --------        --------      ---------
Balance as of Jan. 5,
  2002................     $ --             $  6,057(2)    $    279         $--             $ --          $   6,336
                           ---------        --------       --------         --------        --------      ---------
                           ---------        --------       --------         --------        --------      ---------

---------

(1) Other adjustments represent reversals of over accruals related to facility shutdowns and additional legal costs. The net effect of other adjustments is included in selling, general and administrative expenses in fiscal 2001.

(2) Includes $2,211 of liabilities subject to compromise.

INVENTORY WRITE-DOWNS AND OTHER ASSET WRITE-OFFS $(154,851)

    Management's strategic review of the Company's manufacturing, distribution and administrative facilities and product lines and styles resulted in the decision to close seven manufacturing plants, twelve distribution facilities and two administrative facilities as well as the closure of 26 outlet stores. In addition, the Company discontinued the manufacturing of certain raw materials and product styles and wrote-off shop and fixture costs no longer in service at certain of its customer's retail locations. Included in the above amount are charges for inventory write-downs of $127,825 and write-off of fixed assets and other assets of $27,026. Of the total charge, $134,901 is included in cost of sales and $19,950 is included in selling, general and administrative expenses.

FACILITY SHUTDOWN AND CONTRACT TERMINATION COSTS $(53,261)

    Costs associated with the shutdown of the facilities mentioned above include plant reconfiguration and shutdown costs of $47,751, which were expensed as incurred and lease obligation costs of $5,510. Of the total charge, $40,281 is included in cost of sales and $12,980 is included in selling, administrative and general expenses in fiscal 2000. Accruals amounting to $6,057 for future lease and contract payments remain at January 5, 2002.

EMPLOYEE TERMINATION AND SEVERANCE COSTS $(25,772)

    The Company recorded charges of $11,729 to cost of goods sold related to providing severance and benefits to 3,589 manufacturing related employees terminated as a result of the closure of certain facilities in fiscal 2000. The Company also recorded charges of $14,043 to selling, administrative and general expenses related to providing severance and benefits to 816 distribution and administrative

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

employees who were terminated in fiscal 2000. The Company expects to pay the $279 remaining at January 5, 2002 to terminated employees over the next 12 months.

RETAIL OUTLET STORE CLOSINGS $(20,037)

    During fiscal 2000, the Company announced plans to close 26 retail outlet stores. Included in the charge are costs for the write-down of inventory of discontinued product lines and styles which the Company intends to liquidate through these stores of $13,697, the write-off of fixed assets associated with these stores of $1,793 and the costs of terminating leases of $1,653. Of the total charge, $13,697 is included in cost of sales and $6,340 is included in selling, general and administrative expenses in fiscal 2000.

LEGAL AND OTHER RELATED COSTS $(15,705)

    Also included in the charge are $12,490 of legal expenses related to the Calvin Klein litigation and global initiatives mentioned above and $3,215 of other costs in fiscal 2000. Of the total charge, $671 is included in cost of sales and $15,034 is included in selling, general and administrative expenses in fiscal 2000.

NOTE 6 -- ACCOUNTS RECEIVABLE SECURITIZATION

    In October 1998, the Company entered into a revolving accounts receivable securitization facility, to mature on August 12, 2002, whereby it could obtain up to $200,000 of funding from the securitization of eligible United States trade accounts receivable through a bankruptcy remote special purpose subsidiary. The facility was amended in March 2000 to provide up to $300,000 of funding. In fiscal 1999 the Company securitized $383,827 of accounts receivable (gross) for which it received cash proceeds of $195,900. In fiscal 2000, the Company securitized $454,862 of accounts receivable (gross) for which it received cash proceeds of $249,600. In fiscal 2001, prior to the Petition Date, the Company securitized $366,233 of accounts receivable (gross) for which it received cash proceeds of approximately $185,000. The Company retains the interest in and subsequent realization of the excess of amounts securitized over the proceeds received and provides allowances as appropriate on the entire balance. Accounts receivable at December 30, 2000 are presented net of the $249,600 of proceeds from trade receivables securitized, with the remaining $205,262 included in accounts receivable. Accounts receivable were $282,387 at January 5, 2002 compared to $377,541 at December 30, 2000 after adjusting for accounts receivable securitized. The securitization is reflected as a reduction of accounts receivable at December 30, 2000 and the proceeds received are included in cash flow from operating activities in the consolidated statement of cash flows. Fees for this program were paid monthly and were based on variable rates indexed to commercial paper and are included in selling, general and administrative expense. On June 11, 2001, concurrent with the completion of the DIP, the Company terminated the revolving accounts receivable securitization agreement by repaying $186,214 previously received under the account receivable securitization facility. The repayment of the account receivable securitization facility included $1,214 of fees and accrued interest. Consequently, none of the Company's outstanding trade accounts receivable are securitized at January 5, 2002. The termination of the accounts receivable securitization agreement did not have a material effect on the Company's financial position as of January 5, 2002 or its results of operations for fiscal 2001.

NOTE 7 -- RELATED PARTY TRANSACTIONS

    Prior to the December 1999 acquisition, Authentic Fitness was considered a related party as certain directors and officers of the Company were also directors and officers of Authentic Fitness. From time to time, the Company and Authentic Fitness jointly negotiated contracts and agreements with vendors and suppliers. In fiscal 1999, Authentic Fitness paid the Company $24,614 for certain occupancy services

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

related to leased facilities, computer services, laboratory testing, transportation and contract production services. In fiscal 1999, the Company paid Authentic Fitness approximately $865 for certain design and occupancy services. The Company also purchased inventory from Authentic Fitness for sale in its retail outlet stores of $16,833 in fiscal 1999. In connection with and under a sub-license entered into with Authentic Fitness to design, manufacture and distribute certain intimate apparel using the Speedo brand name the Company recognized royalty expense of $10 in fiscal 1999.

    A former director of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ('Spectrum'). The Company recognized consulting expenses of $560, $560 and $0 in fiscal 1999, 2000 and 2001, respectively, pursuant to a consulting agreement with Spectrum that was terminated effective December 31, 2000.

    The Company leases certain real property from an entity controlled by an employee and the former owner of ABS. The lease expires on May 31, 2005 and includes four five-year renewal options. Rent expense related to this lease for fiscal 1999, fiscal 2000 and fiscal 2001 was $60, $345 and $458, respectively.

    From April 30, 2001 to June 11, 2001, the Company incurred consulting fees to Alvarez & Marsal, Inc. ('A&M') of $1,256 pursuant to a consulting agreement. The President and Chief Executive Officer and the Chief Financial Officer of the Company are affiliated with A&M. The A&M consulting agreement was terminated on June 11, 2001.

    The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unaffiliated third party.

NOTE 8 -- BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

BUSINESS SEGMENTS

    The Company operates in three segments: Intimate Apparel, Sportswear and Accessories and Retail Stores.

    The Company designs, manufactures and markets apparel within the Intimate Apparel and Sportswear and Accessories markets and operates a Retail Stores Division, with stores under the Speedo Authentic Fitness name, as well as Company outlet stores for the disposition of excess and irregular inventory.

    The Intimate Apparel Division designs, manufactures, imports and markets moderate to premium priced intimate apparel for women under the Warner's, Olga, Calvin Klein, Lejaby, Rasurel and Bodyslimmers brand names, and men's underwear under the Calvin Klein brand name.

    The Sportswear and Accessories Division designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportswear and jeanswear, men's accessories and men's, women's, junior's and children's active apparel under the Chaps by Ralph Lauren, Calvin Klein, Catalina, A.B.S by Allen Schwartz, Speedo, Anne Cole, Cole of California, Sandcastle, Sunset Beach, Ralph Lauren, Polo Sport Ralph Lauren, Polo Sport RLX and White Stag brand names.

    The Retail Stores Division which is comprised of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through stores under the Speedo Authentic Fitness name as well as the Company's outlet stores for the disposition of excess and irregular inventory. The Company had 95 Speedo Authentic Fitness and 86 outlet stores open as of January 5, 2002.

    The accounting policies of the segments are the same as those described in the 'Summary of Significant Accounting Policies' in Note 1. Transfers to the Retail Stores Division occur at standard cost and are not reflected in net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based on operating income
(loss) before

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

interest, taxes, amortization of intangibles and deferred financing costs and special charges, as well as the effect of the adoption of new accounting pronouncements or other changes in accounting. Information by business segment is set forth below:

                                                               SPORTSWEAR
                                                  INTIMATE        AND         RETAIL
                                                   APPAREL    ACCESSORIES     STORES     TOTAL(1)
                                                   -------    -----------     ------     --------
Fiscal 2001
    Net revenues................................  $ 626,340    $  869,368    $175,548   $1,671,256
    Operating income (loss).....................  $ (95,071)   $ (163,054)   $(19,349)  $ (277,474)
Fiscal 2000
    Net revenues................................  $ 806,793    $1,227,552    $215,591   $2,249,936
    Operating income (loss).....................  $(130,715)   $   67,258    $(29,633)  $  (93,090)
Fiscal 1999
    Net revenues................................  $ 943,383    $1,022,783    $147,990   $2,114,156
    Operating income (loss).....................  $ 136,305    $  141,535    $ 10,035   $  287,875

    (1) Operating income (loss) for the years ended January 1, 2000 and December 30, 2000 have been restated to reflect the Restatements. See Note 2. Operating income loss does not include corporate expenses not allocated to divisions of $82,511, $127,377 and $125,610 in fiscal 1999, 2000 and
        2001, respectively, and Reorganization Items of $177,791 in fiscal 2001.

    A reconciliation of segment operating income (loss) to consolidated income
(loss) before provision for income taxes and cumulative effect of a change in accounting principle for fiscal years ended January 1, 2000, December 30, 2000 and January 5, 2002 is as follows:

                                                                       FOR THE YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                                2000          2000          2002
                                                                ----          ----          ----
Segment operating income (loss)............................   $287,875     $ (93,090)    $(277,474)
General corporate expenses not allocated...................     69,678        71,218       116,249
Depreciation of corporate assets and amortization of
  intangibles and unearned stock compensation..............     12,833        56,159         9,361
Reorganization items.......................................     --            --           177,791
                                                              --------     ---------     ---------
Consolidated operating income (loss).......................    205,364      (220,467)     (580,875)
Investment income (loss)...................................     --            36,882        (6,556)
Interest expense...........................................     80,976       172,232       122,752
                                                              --------     ---------     ---------
Income (loss) before provision for income taxes and
  cumulative effect of a change in accounting principle....   $124,388     $(355,817)    $(710,183)
                                                              --------     ---------     ---------
                                                              --------     ---------     ---------

                                                    SPORTSWEAR
                                        INTIMATE       AND         RETAIL    RECONCILING
                                        APPAREL    ACCESSORIES     STORES      ITEMS*      CONSOLIDATED
                                        -------    -----------     ------      ------      ------------
Year Ended January 5, 2002
    Total assets......................  $420,147    $1,145,134    $ 87,613    $332,561      $1,985,455
    Depreciation and amortization.....    25,995        39,758       7,342      24,723          97,818
    Capital expenditures..............     8,463         4,952       1,187      10,125          24,727
Year Ended December 30, 2000
    Total assets......................  $617,015    $1,375,868    $116,735    $232,531      $2,342,149
    Depreciation and amortization.....    26,618        48,616       4,390      22,455         102,079
    Capital expenditures..............    33,043        17,708      10,089      49,222         110,062
Year Ended January 1, 2000
    Total assets......................  $796,614    $1,515,629    $143,056    $297,882      $2,753,181
    Depreciation and amortization.....    25,367        22,385       2,902      10,302          60,956
    Capital expenditures..............    38,937        23,571       9,008      37,572         109,088

                                                         (footnote on next page)

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(footnote from previous page)

* Includes corporate items not allocated to business segments, primarily fixed assets related to the Company's management information systems and corporate facilities and goodwill, intangible and other assets.

GEOGRAPHIC INFORMATION

    Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                                     FISCAL YEAR ENDED
                                                           --------------------------------------
                                                           JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                              2000          2000          2002
                                                              ----          ----          ----
Net revenues:
    United States........................................  $1,775,905    $1,892,219    $1,342,903
    Canada...............................................      68,953        96,840        82,897
    Europe...............................................     208,593       199,736       185,570
    Mexico...............................................      35,636        45,112        41,896
    Asia.................................................      25,069        16,029        17,990
                                                           ----------    ----------    ----------
                                                           $2,114,156    $2,249,936    $1,671,256
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

Property, plant and equipment, net
    United States........................................  $  291,616    $  293,384    $  173,569
    Canada...............................................       8,964         6,888         4,638
    All other............................................      26,028        29,242        33,922
                                                           ----------    ----------    ----------
                                                           $  326,608    $  329,514    $  212,129
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

INFORMATION ABOUT MAJOR CUSTOMERS

    In fiscal 1999, 2000 and 2001 no customer accounted for more than 10% of the Company's net revenues

NOTE 9 -- INCOME TAXES

    The following presents the United States and foreign components of income from continuing operations before income taxes and cumulative effect of change in accounting principle and the total provision for United States federal and other income taxes:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       FISCAL YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                                2000          2000          2002
                                                                ----          ----          ----
Income (loss) before provision for income taxes and
  cumulative effect of change in accounting principle:
    Domestic...............................................   $ 67,988     $(337,394)    $(659,321)
    Foreign................................................     56,400       (18,423)      (50,862)
                                                              --------     ---------     ---------
    Total..................................................   $124,388     $(355,817)    $(710,183)
                                                              --------     ---------     ---------
                                                              --------     ---------     ---------

Current tax provision
    Federal................................................   $  1,436     $  --         $  --
    State and local........................................      2,350           588           600
    Foreign................................................     13,200           410        17,946
                                                              --------     ---------     ---------
Total current tax provision................................   $ 16,986           998     $  18,546
                                                              --------     ---------     ---------

Deferred tax provision:
    Federal................................................   $ 17,911     $(106,864)    $(202,150)
    State and local........................................     (3,453)      (20,189)      (44,543)
    Foreign................................................     (5,238)       (4,901)      (14,201)
    Valuation allowance increase...........................      4,528       152,000       393,318
                                                              --------     ---------     ---------
Total deferred tax provision...............................     13,748        20,046       132,424
                                                              --------     ---------     ---------
Provision for income taxes.................................   $ 30,734     $  21,044     $ 150,970
                                                              --------     ---------     ---------
                                                              --------     ---------     ---------

    The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                       FISCAL YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                                2000          2000          2002
                                                                ----          ----          ----
Income (loss) before provision for income taxes and
  cumulative effect of change in accounting principle......   $124,388     $(355,817)    $(710,183)
                                                              --------     ---------     ---------
                                                              --------     ---------     ---------
Provision (benefit) for income taxes at the statutory
  rate.....................................................   $ 43,536     $(124,536)    $(248,564)
State income tax benefit, net of federal taxes.............     (4,324)      (18,947)      (28,353)
Foreign income taxes at rates in excess of (lower than) the
  U.S. statutory rate......................................    (12,214)        1,344         3,899
Non-deductible intangible amortization and impairment
  charges..................................................      3,582         6,504        16,297
Losses not benefited and increase in valuation allowance...      4,528       152,000       393,318
Other, net.................................................     (4,374)        4,679        14,373
                                                              --------     ---------     ---------
Provision for income taxes.................................   $ 30,734     $  21,044     $ 150,970
                                                              --------     ---------     ---------
                                                              --------     ---------     ---------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

  The components of deferred tax assets and liabilities as of December 30, 2000 and January 5, 2002 are as follows:

                                                              DECEMBER 30,   JANUARY 5,
                                                                  2000          2002
                                                                  ----          ----
Deferred Tax Assets:
    Discounts and sales allowances..........................   $   3,052     $   2,060
    Inventory...............................................       1,016        13,343
    Postretirement benefits.................................       3,366        16,113
    Alternative minimum tax credit carryovers...............       4,835         5,245
    Financing transaction...................................       8,446        13,219
    Reserves and accruals...................................      42,190        98,137
    Net operating losses and tax credits....................     372,234       501,432
                                                               ---------     ---------
        Gross deferred tax assets...........................     435,139       649,549
                                                               ---------     ---------
    Valuation allowance.....................................    (178,657)     (582,249)
                                                               ---------     ---------
            Deferred tax assets -- net......................     256,482        67,300
                                                               ---------     ---------

Deferred Tax Liabilities:
    Prepaid and other assets................................      10,763        10,202
    Depreciation and amortization...........................      74,735        44,956
    Bond discount...........................................       6,865         6,865
    Other...................................................      19,558        10,407
                                                               ---------     ---------
            Deferred tax liabilities........................     111,921        72,430
                                                               ---------     ---------
            Net deferred tax asset (liability)..............   $ 144,561     $  (5,130)
                                                               ---------     ---------
                                                               ---------     ---------

  The Company has estimated United States net operating loss carryforwards of approximately $1,173,225 and foreign net operating loss carryforwards of approximately $95,250 at January 5, 2002. The United States net operating loss carryforwards, if they remain unused, expire as follows:

              YEAR                  AMOUNT
              ----                  ------
2003 - 2010.....................  $  119,013
2011 - 2017.....................      46,316
2018 - 2021.....................   1,007,896
                                  ----------
                                  $1,173,225
                                  ----------
                                  ----------

  The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance increased to $582,249 (of which $28,041 relates to foreign entities) in fiscal 2001 from $178,657 (of which $15,005 relates to foreign entities) in fiscal 2000. The provision primarily represents an increase in the valuation allowance. The increase in the valuation allowance relates to an increase in the net operating loss and other net deferred tax assets that may not be realized. In addition, the Company was unable to implement certain tax planning strategies resulting in a further increase in the valuation allowance of approximately $126.0 million.

  The Company expects that the consummation of a plan or plans of reorganization will result in the forgiveness of a substantial amount of the Company's pre-petition debt and other liabilities subject to compromise. In the event that a plan or plans of reorganization are consummated, considering the amount and nature of the Company's pre-petition liabilities, the Company expects to utilize a substantial portion of its net operating loss carryforwards to offset taxable income generated from such debt forgiveness. The ability of the Company to consummate a plan or plans of reorganization is subject to uncertainty. In addition, after the Company consummates a plan or plans of reorganization, which includes the forgiveness of pre-petition debt and other liabilities subject to compromise, the provisions of the U.S. tax code will limit the Company's ability to utilize any remaining net operating loss carryforwards. Since the ultimate outcome of the Chapter 11 Cases cannot be determined at this time and there is substantial doubt about the Company's ability to continue as a going concern, the Company has provided a valuation allowance for all U.S. deferred tax assets.

  A portion of the valuation allowance in the amount of approximately $19,026 (of which $4,841 relates to foreign entities) at January 5, 2002 relates to net deferred tax assets which were recorded in

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

purchase accounting. The recognition of such amount in future years will be allocated to reduce the excess purchase price over the net assets acquired and other non-current intangible assets.

    At January 5, 2002, prepaid expenses and other current assets includes current income taxes receivable of $19,500 of which $3,200 relates to foreign entities and current liabilities include income taxes payable of $14,505 of which $13,900 relates to foreign entities.

    At December 30, 2000 prepaid and other current assets includes current income tax receivable of $4,023 of which $2,090 relates to foreign entities and current liabilities include income taxes payable of $13,630 of which $13,042 relates to foreign entities.

NOTE 10 -- EMPLOYEE RETIREMENT PLANS

    The Company has a defined benefit pension plan, which covers substantially all non-union domestic employees (the 'Pension Benefit Plan'). The Pension Benefit Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors ('Other Benefit Plans'). The Other Benefit Plans are, in most cases, contributory with retiree contributions adjusted annually.

    The components of net periodic benefit cost is as follows:

                                      PENSION BENEFIT PLAN                     OTHER BENEFIT PLANS
                                       FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                             --------------------------------------   --------------------------------------
                             JANUARY 1,   DECEMBER 30,   JANUARY 5,   JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                2000          2000          2002         2000          2000          2002
                                ----          ----          ----         ----          ----          ----
Service Cost...............   $  2,279      $  2,640      $ 2,658       $ 193         $ 143        $   163
Interest Cost..............      8,867         9,307        9,316         394           424            283
Expected return on plan
  assets...................    (11,586)      (11,252)      (9,645)      --            --             --
Amortization of prior
  service cost.............        (74)          (74)         (74)        (33)          (33)           (33)
Net actuarial gain
  (loss)...................     --            --              684        (163)         (263)          (133)
                              --------      --------      -------       -----         -----        -------
Net benefit cost
  (income).................   $   (514)     $    621      $ 2,939       $ 391         $ 271        $   280
                              --------      --------      -------       -----         -----        -------
                              --------      --------      -------       -----         -----        -------

    A reconciliation of the balance of the benefit obligations is as follows:

                                                   PENSION BENEFIT PLAN         OTHER BENEFIT PLANS
                                                 -------------------------   -------------------------
                                                 DECEMBER 30,   JANUARY 5,   DECEMBER 30,   JANUARY 5,
                                                     2000          2002          2000          2002
                                                     ----          ----          ----          ----
Change in benefit obligations
    Benefit obligation at beginning of year....    $119,634      $126,676       $5,362       $ 5,296
    Service cost...............................       2,640         2,658          143           163
    Interest cost..............................       9,307         9,316          424           283
    Plan participants' contribution............      --            --              280         --
    Change in actuarial assumptions............       4,533         5,015         (118)         (233)
    Benefits paid..............................      (9,438)       (9,592)        (795)         (305)
                                                   --------      --------       ------       -------
    Benefit obligation at end of year..........    $126,676      $134,073       $5,296       $ 5,204
                                                   --------      --------       ------       -------
                                                   --------      --------       ------       -------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    A reconciliation of the change in the fair value of plan assets is as follows:

                                                   PENSION BENEFIT PLAN         OTHER BENEFIT PLANS
                                                 -------------------------   -------------------------
                                                 DECEMBER 30,   JANUARY 5,   DECEMBER 30,   JANUARY 5,
                                                     2000          2002          2000          2002
                                                     ----          ----          ----          ----
Fair value of plan assets at beginning of
  year.........................................    $122,871      $104,249      $--           $ --
Actual return on plan assets...................      (9,184)       (2,985)      --             --
Employer's contributions.......................      --             4,186          515           305
Plan participants' contributions...............      --            --              280         --
Benefits paid..................................      (9,438)       (9,591)        (795)         (305)
                                                   --------      --------      -------       -------
Fair value of plan assets at end of year.......    $104,249      $ 95,859      $--           $ --
                                                   --------      --------      -------       -------
                                                   --------      --------      -------       -------
Funded status..................................    $(22,426)     $(38,214)     $(5,296)      $(5,204)
Unrecognized prior service cost................        (124)          (49)        (439)         (406)
Unrecognized net actuarial loss (gain).........      21,588        38,547       (3,488)       (3,588)
                                                   --------      --------      -------       -------
Net amount recognized..........................    $   (962)     $    284      $(9,223)      $(9,198)
                                                   --------      --------      -------       -------
                                                   --------      --------      -------       -------

    Pension Benefit Plan assets include fixed income securities and marketable equity securities, including 673,100 shares of the Company's Class A Common Stock, which had a fair market value of $13,554 and $37 at December 30, 2000 and January 5, 2002, respectively. The Company contributes to a multi-employer defined benefit pension plan on behalf of union employees of its two manufacturing facilities and a warehouse and distribution facility, which amounts are not significant for the periods presented.

    The weighted-average assumptions used in the actuarial calculations were as follows:

                                                             JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                                2000          2000          2002
                                                                ----          ----          ----
Discount rate..............................................     8.00%         7.75%         7.25%
Expected return on plan assets.............................     9.50%         9.50%         9.50%
Rate of compensation increase..............................     5.00%         5.00%         5.00%

    For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care cost trend rate) was 12% for 2001 and decreases by 0.5% each year from 2002 to 2015 to 5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENTAGE   ONE PERCENTAGE
                                                                  POINT            POINT
                                                                 INCREASE         DECREASE
                                                                 --------         --------
Effect on total of service and interest cost components.....       $ 44            $ (49)
                                                                   ----            -----
                                                                   ----            -----
Effect on health care component of the accumulated
  postretirement benefit obligation.........................       $214            $(393)
                                                                   ----            -----
                                                                   ----            -----

    The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contributes amounts equal to 15.0% of the first 6.0% of employee contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee is $1.35 in one year. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan totaled $388, $552 and $483 for fiscal years 1999, 2000 and 2001, respectively.

    In the second quarter of fiscal 2002, the Company closed two manufacturing plants. Plant employees were covered under a multi-employer pension plan. The Company recorded a termination

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

liability related to the closing of the plants amounting to approximately $900 in the second quarter of fiscal 2002.

NOTE 11 -- MARKETABLE SECURITIES

    The Company receives marketable securities from time to time in connection with the settlement of obligations due to the Company. Securities received are recorded at estimated fair market value at the date they are received. During fiscal 1999, the Company received securities with a fair market value of $875 in exchange for the early termination of a non-compete agreement with the former principal stockholder of Designer Holdings. The receipt of such securities was recorded as a reduction of goodwill. The fair market value of such securities was $259 and $231 at December 30, 2000 and January 5, 2002, respectively. During fiscal 2001, the Company received securities as settlement of amounts owed to the Company by certain bankrupt customers. The receipt of the securities was recorded as a recovery of bad debts. The securities had a fair market value of approximately $200 at the time of settlement. The fair market value of such securities was $662 at January 5, 2002. Marketable securities are classified with other assets in the consolidated balance sheet.

    During 1998 and 1999, the Company made investments, aggregating $7,650, to acquire an interest in InterWorld Corporation, a provider of E-Commerce software systems and other applications for electronic commerce sites. These investments were classified as available-for-sale securities and recorded at fair value based on quoted market prices at January 1, 2000. In the first quarter of fiscal 2000, the Company sold its investment in InterWorld resulting in a realized pre-tax gain of $42,782 ($25,862 net of taxes), which is recorded as investment income.

NOTE 12 -- INVENTORIES

                                                              DECEMBER 30,   JANUARY 5,
                                                                  2000          2002
                                                                  ----          ----
Finished goods..............................................    $395,051      $375,956
Work in process.............................................      58,104        47,325
Raw materials...............................................      58,000        45,718
                                                                --------      --------
                                                                 511,155       468,999
Less: reserves..............................................      29,296        50,097
                                                                --------      --------
                                                                $481,859      $418,902
                                                                --------      --------
                                                                --------      --------

NOTE 13 -- PROPERTY, PLANT AND EQUIPMENT

                                                              DECEMBER 30,   JANUARY 5,
                                                                  2000          2002
                                                                  ----          ----
Land and land improvements..................................   $   6,067     $     573
Building and building improvements..........................      98,361        70,428
Furniture and fixtures......................................     110,529       102,833
Machinery and equipment.....................................     124,429        76,711
Computer hardware and software..............................     143,960       169,811
Construction in progress(a).................................      39,406         1,101
                                                               ---------     ---------
                                                                 522,752       421,457
Less: Accumulated depreciation and amortization.............    (193,238)     (209,328)
                                                               ---------     ---------
Property, plant and equipment, net..........................   $ 329,514     $ 212,129
                                                               ---------     ---------
                                                               ---------     ---------

---------

 (a) Reduction in construction in progress includes $33,066 related to computer system developments costs written-off as a reorganization item in fiscal 2001.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 14 -- ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The components of accumulated other comprehensive income (loss) as of January 1, 2000, December 30, 2000 and January 5, 2002 are summarized below.

                                                                       FOR THE YEAR ENDED
                                                             --------------------------------------
                                                             JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                                2000          2000          2002
                                                                ----          ----          ----
Foreign currency translation adjustments...................   $(14,089)     $(18,707)     $(20,561)
Unfunded minimum pension liability.........................     --           (14,648)      (32,494)
Unrealized holding (loss) gain -- net......................     38,966          (395)           39
                                                              --------      --------      --------
Total accumulated other comprehensive income (loss)........   $ 24,877      $(33,750)     $(53,016)
                                                              --------      --------      --------
                                                              --------      --------      --------

NOTE 15 -- DEBT

                                                              DECEMBER 30,   JANUARY 5,
SHORT-TERM DEBT                                                   2000          2002
---------------                                                   ----          ----
Amended DIP.................................................   $  --         $  155,915
Foreign credit facilities...................................          182           215
                                                               ----------    ----------
    Total short-term debt...................................          182       156,130
                                                               ----------    ----------

LONG-TERM DEBT
$600 million term loan......................................      587,548       587,548
Revolving credit facilities.................................      710,391     1,018,719
Term loan agreements........................................       63,356        27,161
Capital lease obligations...................................        6,519         5,582
French Franc facilities.....................................       54,152        59,545
Foreign credit facilities...................................       21,214        83,679
Equity Agreement Notes......................................       50,121        56,677
                                                               ----------    ----------
    Total long-term debt....................................    1,493,301     1,838,911
                                                               ----------    ----------
Current portion.............................................    1,493,483        --
Reclassified to liabilities subject to compromise...........      --          1,839,126
                                                               ----------    ----------
        Total debt..........................................   $1,493,483    $  155,915
                                                               ----------    ----------
                                                               ----------    ----------

Total debt does not include $169,142 of trade drafts outstanding as of December 30, 2000. Trade drafts outstanding as of January 5, 2002 of $351,367 are included in liabilities subject to compromise.

DEBTOR-IN-POSSESSION FINANCING

    On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement (the 'DIP') with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. The amendments, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend deadlines with respect to certain asset sales and certain filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtors' revised business plan.

    The Amended DIP (when originally executed) provided for a $375,000 non-amortizing revolving credit facility (which includes a letter of credit facility of up to $200,000) ('Tranche A') and a $225,000

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

revolving credit facility ('Tranche B'). On December 27, 2001, the Tranche B commitment was reduced to $100,000. On April 19, 2002, the Company elected to eliminate the Tranche B facility based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and the Tranche B facility would not be needed to fund the Company's on-going operations. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $325,000. The Amended DIP terminates on the earlier of June 11, 2003 or the effective date of a plan of reorganization.

    Borrowing under the Amended DIP bears interest at either the London Inter Bank Offering Rate (LIBOR) plus 2.75% (4.8% on January 5, 2002) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at January 5, 2002). In addition, the fees for the undrawn amounts are .50% for Tranche A. During fiscal 2001 and through its termination on April 19, 2002, the Company did not borrow any funds under Tranche B. The Amended DIP contains restrictive covenants that require the Company to maintain minimum levels of EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and other items as set forth in the agreement), restrict investments, limit the annual amount of capital expenditures, prohibit paying dividends and prohibit the Company from incurring material additional indebtedness. Certain restrictive covenants are subject to adjustment in the event the Company sells certain business units and/or assets. In addition, the Amended DIP requires that proceeds from the sale of certain business units and/or assets are to be used to reduce the outstanding balance of Tranche A. The maximum borrowings under Tranche A are limited to 75% of eligible accounts receivable, 25% to 67% of eligible inventory, and 50% of other inventory covered by outstanding trade letters of credit.

    Amounts outstanding under the Amended DIP at January 5, 2002 were $155,915 with a weighted average interest rate of 4.8%. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at January 5, 2002 of approximately $60,031. The total amount of additional credit available to the Company at January 5, 2002 was $159,054. As of July 5, 2002, the Company had repaid all outstanding borrowings under the Amended DIP and had approximately $61,000 of cash available as collateral against outstanding trade and stand-by letters of credit.

    The Amended DIP is secured by substantially all of the domestic assets of the Company.

PRE-PETITION DEBT AGREEMENTS -- SUBJECT TO COMPROMISE

    The Company was in default of substantially all of its U.S. pre-petition credit agreements as of January 5, 2002. All pre-petition debt of the Debtors has been reclassified with liabilities subject to compromise in the consolidated balance sheet at January 5, 2002. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on June 11, 2001 except for interest on certain foreign credit agreements that are subject to standstill and intercreditor agreements. A brief description of each pre-petition credit facility and its terms is included below.

AMENDMENT AGREEMENT

    On October 6, 2000 the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement (the 'Amendment Agreement') and an Intercreditor Agreement. Pursuant to the Amendment Agreement, the Company's credit facilities were modified so that each contains identical representations and warranties, covenants, mandatory prepayment obligations, and events of default. The Amendment Agreement also amended uncommitted credit facilities and those which matured prior to August 12, 2002 so that they would mature on August 12, 2002 (maturity dates of the credit facilities due after August 12, 2002 were unaffected).

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The Amendment Agreement made the margins added to a base rate or Eurodollar rate loan uniform under the credit facilities, and determined according to the debt rating of the Company. As of December 30, 2000, the applicable margin for base rate advances under the credit facilities was 2.5% and the applicable margin for Eurodollar rate advances under the credit facilities was 3.5%. The Amendment Agreement also made the fee charged based on the letters of credit outstanding and a commitment fee charged based on the undrawn amount of the credit facilities consistent across the credit facilities. Both of these fees also varied according to the Company's debt rating.

    As part of the signing of the Amendment Agreement, obligations under the credit facilities were guaranteed by the Company, by all of its domestic subsidiaries and, on a limited basis, by all of its subsidiaries located in Canada, the United Kingdom, France, Germany, the Netherlands, Mexico, Belgium, Hong Kong and Barbados. The Company and each of such entities have granted liens on substantially all of their assets to secure these obligations. As a result of the Amendment Agreement, as of December 30, 2000, the Company had committed credit facilities in an aggregate amount of $2,609,000 all of which were to mature on or after August 12, 2002 with substantially no debt amortization until then. All obligations under the Amendment Agreement are in default under the Chapter 11 Cases. The Company has not accrued interest on these obligations since the Petition Date, except for interest on certain foreign credit agreements. Creditors under the Amendment Agreement are considered secured creditors in the Chapter 11 Cases, and as such will receive a higher priority than other classes of creditors. Amounts outstanding under the Amendment Agreement, not including accrued interest, at the Petition Date were approximately $2,190,493, including $351,367 of trade drafts. The Company has classified these obligations as liabilities subject to compromise. The Company has not completed its plan of reorganization under the Chapter 11 Cases and, as a result, the Company cannot yet determine the ultimate amount that the creditors under the Amendment Agreement will ultimately receive.

$600,000 REVOLVING CREDIT FACILITY

    The Company is the borrower under a $600,000 Revolving Credit Facility, which includes a $100,000 sub-facility available for letters of credit. This facility was scheduled to expire on August 12, 2002 in accordance with the terms of the Amended and Restated Credit Agreement, dated November 17, 1999, which governs the facility. Amounts borrowed under this facility were borrowed at either base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of December 30, 2000, the amount of borrowings outstanding under this facility was $425,680. Additionally, as of December 30, 2000, the amount of letters of credit outstanding under this facility was $4,739. The weighted-average interest rate under this facility as of December 30, 2000 was 10.34%. As of January 5, 2002, $595,119 was outstanding under this facility, all of which is included in liabilities subject to compromise at January 5, 2002.

$450,000 REVOLVING CREDIT FACILITY

    The Company is also a borrower under a $450,000 Revolving Credit Facility, which was reduced to $423,600 under the Amendment Agreement. The credit agreement governing this facility, dated November 17, 1999, provides that the term of the facility will expire on November 17, 2004. Amounts borrowed under this facility were subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of December 30, 2000, the amount of borrowings outstanding under this facility was $284,711 with a weighted average interest rate of 10.47%. As of January 5, 2002, $423,600 was outstanding under this facility, all of which is included in liabilities subject to compromise.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

$587,548 TERM LOAN

    The Company is also a borrower under a $600,000 Term Loan, dated
November 17, 1999, which was reduced to approximately $587,548 under the Amendment Agreement. The maturity of this loan was also extended until August 12, 2002 in conjunction with the Amendment Agreement. Amounts borrowed under this facility were subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of December 30, 2000 and January 5, 2002, $587,548 was outstanding under this facility all of which is included in liabilities subject to compromise at January 5, 2002.

FRENCH FRANC FACILITIES

    The Company and its subsidiaries entered into French Franc facilities in July and August 1996 relating to its acquisition of Lejaby. These facilities, which were amended in April 1998 and in August and November 1999, include a term loan facility in an original amount of 370 million French Francs and a revolving credit facility of 480 million French Francs, which was reduced to 441.6 million French Francs pursuant to the Amendment Agreement. Amounts borrowed under these facilities are subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. The term loan was being repaid in annual installments, which began in July 1997, with a final installment due on December 31, 2001. In conjunction with the Amendment Agreement the annual installments were eliminated and the maturity of the loan was extended to August 12, 2002. As of December 30, 2000, $36,282 equivalent of the term loan was outstanding with a weighted average interest rate of 8.79%. The revolving portion of this facility provides for multi-currency revolving loans to be made to the Company and a number of its European subsidiaries. As of December 30, 2000, approximately $54,152 equivalent of revolving advances were outstanding under this facility with a weighted average interest rate of 9.94%. As of January 5, 2002, the total amount outstanding under these facilities was $59,545 equivalent, all of which is included in liabilities subject to compromise.

$400,000 TRADE CREDIT FACILITY

    On October 6, 2000, in conjunction with signing the Amendment Agreement, the Company entered into a new $400,000 Trade Credit Facility which provided commercial letters of credit for the purchase of inventory from suppliers and offers the Company extended terms for periods of up to 180 days ('Trade Drafts'). Amounts drawn under this facility were subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. The Company classified the 180-day Trade Drafts in trade accounts payable. As of December 30, 2000, the amount of Trade Drafts outstanding under this facility was $163,947. Also at December 30, 2000, the Company had outstanding letters of credit under this facility totaling approximately $81,062. At January 5, 2002, the Company had approximately $351,367 of Trade Drafts outstanding under this facility, all of which is included in liabilities subject to compromise.

OTHER FACILITIES

    In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. The balance of this loan as of December 30, 2000 was $17,025. This loan was due to be repaid in equal installments with a final maturity date of July 4, 2002. Amounts outstanding under this agreement as of the Petition Date of $27,161 are included in liabilities subject to compromise at January 5, 2002.

    On September 19, 2000 the Company issued Equity Agreement Notes payable to certain banks in an initial aggregate amount of $40,372 related to the Company's Equity Forward Purchase Agreements.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Amounts due under such Equity Agreement Notes were $50,121 and $56,677 at December 30, 2000 and January 5, 2002, respectively.

PRE-PETITION DEBT AGREEMENTS -- SUBJECT TO STANDSTILL AGREEMENTS

FOREIGN CREDIT FACILITIES

    The Company and certain of its foreign subsidiaries have entered into credit agreements that provide for revolving lines of credit and issuance of letters of credit ('Foreign Credit Facilities'). At December 30, 2000 and January 5, 2002, the total outstanding amounts of the Foreign Credit Facilities were approximately $16,263 and $83,894, respectively. The foreign subsidiaries are not parties to the Chapter 11 Cases. Certain of the Company's foreign subsidiaries are parties to debt agreements which are subject to standstill and intercreditor agreements. The Company has recorded interest of $4,110 in fiscal 2001 on certain of these foreign credit facilities. Consummation of a plan or plans of reorganizaton may provide for the payment of such interest.

RESTRICTIVE COVENANTS

    Pursuant to the terms of the Amendment Agreement the Company was required to maintain certain financial ratios and was prohibited from paying dividends. On March 29, 2001, lenders under Amendment Agreement waived compliance with the financial ratios until April 16, 2001. On April 13, 2001, the lenders extended this waiver until May 16, 2001 and on May 16, 2001, the lenders extended the waiver to June 15, 2001. The Company filed for protection under Chapter 11 of the Bankruptcy Code on June 11, 2001.

INTEREST RATE SWAPS

    As of December 30, 2000, the Company had four interest rate swap agreements in place which were used to convert variable interest rate borrowings of $329,500 to fixed interest rates. The counter-parties to all of the Company's interest rate swap agreements were banks who were lenders in the Company's bank credit agreements. The fair value of these swaps based on quoted market prices at December 30, 2000 was $512 less than the carrying amount. Due to the Chapter 11 Cases the Company's outstanding swap agreement maturing in June 2006 were cancelled as of the Petition Date at a cost to the Company of $420.

    As of December 30, 2000, the Company's in-place swap agreements were as follows:

               NOTIONAL                                  FIXED INTEREST
                AMOUNT                   MATURITY DATE        RATE
                ------                   -------------        ----
$153,000...............................  March 2001          6.72%
$ 80,000...............................  April 2001          6.74%
$190,000...............................  April 2001          6.75%
$  6,500...............................  June 2006           6.60%

    The Company's agreements in place as of January 1, 2000 in the amounts of $75,000, $210,000, $150,000 and $250,000 were terminated in March 2000 for a cash gain of $26,076 which was being amortized over the life of the agreements. Unamortized deferred swap income of $21,744 was reclassified to other comprehensive income as a transition adjustment upon the adoption of SFAS 133 in the first quarter of fiscal 2001. In conjunction with the Chapter 11 Cases the Company suspended interest payments on the outstanding debt obligations of the Debtors, and as a result, realized the deferred income as of the Petition Date. The unamortized amount of $18,887 is included in reorganization items for the year ended January 5, 2002.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    Differences between the fixed interest rate on each swap and the one month or three month LIBOR rate were settled at least quarterly between the Company and each counter-party. Pursuant to its interest rate swap agreements, the Company made payments totaling $4,853 in the year ended January 1, 2000 and made payments totaling $372 in the year ended December 30, 2000 (none in the year ended January 5, 2002).

    The Company's average interest rate on its outstanding debt, after giving effect to the interest rate swap agreements, was approximately 10.19% at December 30, 2000.

NOTE 16 -- LIABILITIES SUBJECT TO COMPROMISE

    The principal categories of obligations classified as liabilities subject to compromise are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim as filed with the Bankruptcy Court and may be subject to future adjustments depending on future Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. In addition, other claims may result from the rejection of additional leases and executory contracts by the Debtors. The following summarizes the amount of liabilities subject to compromise at January 5, 2002:

Current liabilities:
    Accounts payable(a).....................................  $  386,711
    Accrued liabilities.....................................      61,961
    Accrued interest........................................       4,110

Debt:
    $600 million term loan..................................     587,548
    Foreign credit facilities...............................     143,439
    Revolving credit facilities.............................   1,018,719
    Term loan agreements....................................      27,161
    Capital lease obligations...............................       5,582
    Equity option note......................................      56,677

Company-obligated mandatorily redeemable convertible
  preferred securities......................................     120,000

Other liabilities...........................................      27,485
                                                              ----------
                                                              $2,439,393
                                                              ----------
                                                              ----------

    (a) Accounts payable includes $351,367 of trade drafts payable. As a result of the Chapter 11 Cases, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense on domestic pre-petition unsecured obligations has not been accrued after the Petition Date. The Company's foreign subsidiaries (non-filed entities) are parties to certain debt agreements that are subject to standstill and intercreditor agreements. The Company has recorded $4,110 of interest expense related to these agreements in the year ended January 5, 2002. Consummation of a plan or plans of reorganization may provide for the payment of such interest.

NOTE 17 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

    In 1996, Designer Holdings issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities of a wholly owned subsidiary (the 'Preferred Securities') for aggregate gross proceeds of $120,000. The Preferred Securities represent preferred undivided beneficial interests

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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

    The holders of the Preferred Securities are entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50.00 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates correspond to the interest rate and interest payment dates on the Convertible Debentures, which are the sole assets of the Trust. As a result of the acquisition of Designer Holdings by the Company, the Preferred Securities were adjusted to their estimated fair value at the date of acquisition of $100,500, resulting in a decrease in their recorded value of approximately $19,500. This decrease was being amortized, using the effective interest rate method to maturity of the Preferred Securities. As of December 30, 2000, the unamortized balance was $16,613. Such distributions and accretion to redeemable value were included in interest expense. As of the Petition Date the Company suspended payments due under the Convertible Debentures and wrote off the original issue discount related to the Convertible Debentures and the related bond issue costs, net of accumulated amortization, as of the Petition Date totalling $21,411. This amount is included in reorganization items and the nominal value of the Convertible Debentures of $120,000 is included in liabilities subject to compromise as of January 5, 2002.

    The Company had the right to defer payments of interest on the Convertible Debentures and distributions on the Preferred Securities for up to twenty consecutive quarters (five years), provided such deferral did not extend past the maturity date of the Convertible Debentures. Upon the payment, in full, of such deferred interest and distributions, the Company may defer such payments for additional five-year periods. The Company deferred the interest payments under these instruments that were due on December 31, 2000 and March 31, 2001. The deferred interest and distributions through the Petition Date amounting to $4,975 are included in liabilities subject to compromise at January 5, 2002.

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

    The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities ('Guarantee'). In addition, the Company has entered into a supplemental indenture pursuant to which it has assumed, as a joint and several obligor with Designer Holdings, liability for the payment of principal, premium, if any, and interest on the Convertible Debentures, as well as the obligation to deliver shares of Common Stock, par value $.01 per share, of the Company upon conversion of the Preferred Securities as described above. The claims of the holders of the Convertible Debentures are subordinate to the secured creditors and other preferred creditors under

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

the Chapter 11 Cases and are structurally subordinated to general unsecured claims. Certain post-petition liabilities and pre-petition liabilities need to be satisfied before holders of the Convertible Debentures can receive any distribution. The ultimate recovery, if any, to holders of the Convertible Debentures will not be determined until confirmation of a plan or plans of reorganization. As a result of the amount and character of the Company's pre-petition indebtedness the shortfall between the Company's enterprise value and the amount necessary to satisfy the claims of its secured and unsecured creditors and the impact of the provisions of the Bankruptcy Code, the Company believes that it is highly unlikely that current holders of the Preferred Securities will receive any distribution under any plan of reorganization.

    The following is summarized financial information of Designer Holdings and its subsidiaries as of December 30, 2000 and January 5, 2002 and for each of the three fiscal years in the period ended January 5, 2002.

                                                              DECEMBER 30,   JANUARY 5,
                                                                  2000          2002
                                                                  ----          ----
Current assets..............................................    $118,243      $ 96,536
Non-current assets..........................................     510,059       421,955
Current liabilities.........................................      77,498        24,684
Non-current liabilities.....................................      24,607        39,562
Redeemable preferred securities.............................     103,387        --
Liabilities subject to compromise:
    Current liabilities.....................................      --             8,564
    Redeemable preferred securities.........................      --           120,000
Stockholder's equity........................................     422,810       325,681

                                                  FOR THE YEAR   FOR THE YEAR    FOR THE YEAR
                                                     ENDED           ENDED          ENDED
                                                   JANUARY 1,    DECEMBER 30,     JANUARY 5,
                                                    2000(a)         2000(a)        2002(a)
                                                    -------         -------        -------
Net revenues....................................    $547,126       $481,835        $287,655
Cost of goods sold..............................     359,522        374,221         236,675
Net income (loss)...............................      61,365        (43,171)(b)     (97,129)(b)

---------

 (a) Excludes Retail Store division net revenues of $87,000, $72,456 and $53,146 for fiscal 1999, 2000 and fiscal 2001 respectively, and cost of goods sold of $58,050, $49,025 and $38,643 for fiscal 1999, fiscal 2000 and fiscal
     2001, respectively. As a result of the integration of Designer Holdings into the operations of the Company, net income associated with these revenues cannot be separately identified. Excludes special charges of $18,074 in fiscal 2000 as described in Note 5.

 (b) Net income (loss) includes a charge of $54,752 and $38,842 of general corporate expenses for fiscal 2000 and 2001, respectively.

NOTE 18 -- STOCKHOLDERS' EQUITY (DEFICIENCY)

    Total dividends declared during fiscal years 1999 and 2000 were $20,250 ($0.36 per share) and $12,958 ($0.27 per share), respectively. In December 2000, the Company suspended payment of its quarterly cash dividend. The Amended DIP prohibits the Company from the paying dividends or making distributions to the holders of common stock.

    The Company has 10,000,000 shares of authorized and unissued preferred stock with a par value of $0.01 per share.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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

1988 EMPLOYEE STOCK PURCHASE PLAN

    In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan'), which provides for sales of up to 4,800,000 shares of Class A Common Stock of the Company to certain key employees. At December 31, 2000 and January 5, 2002, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. All shares were sold at amounts determined to be equal to the fair market value.

1991 STOCK OPTION PLAN

    In 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan ('Option Plan') and authorized the issuance of up to 1,500,000 shares of Class A Common Stock pursuant to incentive and non-qualified option grants to be made under the Option Plan. The exercise price on any stock option award may not be less than the fair market value of the Company's Common Stock at the date of the grant. The Option Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year. Options generally expire 10 years from the date of grant and vest ratably over four years.

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

    In accordance with the provisions of the Stock Plan, the Company granted 190,680 shares of restricted stock to certain employees, including certain officers of the Company, during the fiscal year ended January 1, 2000. During fiscal 2000 and 2001, there were no restricted stock grants. The restricted

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

shares vest over four years. The fair market value of the restricted shares was $5,458 at the date of grant. The Company recognizes compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the 1999, 2000 and 2001 fiscal years was $6,246, $4,643 and $1,999, respectively. During 1999 and 2000, there were no restricted shares cancelled. During fiscal 2001, 119,250 unvested restricted shares were cancelled and the unearned stock compensation of $3,929 was reversed in stockholders' equity (deficiency). Unearned stock compensation at January 1, 2000, December 30, 2000 and January 5, 2002 was $10,984, $6,341 and $413, respectively, and is a reduction to stockholders' equity (deficiency).

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

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    A summary of the status of the Company's stock option plans are presented below:

                                     FISCAL 1999             FISCAL 2000             FISCAL 2001
                                ---------------------   ---------------------   ----------------------
                                             WEIGHTED                WEIGHTED                 WEIGHTED
                                             AVERAGE                 AVERAGE                  AVERAGE
                                             EXERCISE                EXERCISE                 EXERCISE
                                 OPTIONS      PRICE      OPTIONS      PRICE       OPTIONS      PRICE
                                 -------      -----      -------      -----       -------      -----
Outstanding at beginning of
  year........................   8,908,932    $32.68    13,857,346    $29.85     15,741,796    $26.03
Granted.......................   5,935,338     25.30     2,718,750     10.73        430,000      3.52
Exercised.....................     (29,750)    16.93        --         --           --          --
Canceled......................    (957,174)    31.62      (834,300)    24.10    (10,160,157)    28.85
                                ----------              ----------              -----------
Outstanding at end of year....  13,857,346     29.85    15,741,796     26.03      6,011,639     20.92
                                ----------              ----------              -----------
                                ----------              ----------              -----------
Options exercisable at end of
  year........................  10,309,122     30.33    12,237,437     28.62      3,793,572     23.00
                                ----------              ----------              -----------
                                ----------              ----------              -----------
Weighted average fair value of
  options granted.............                $ 9.69                  $ 5.66                   $ 2.75
                                              ------                  ------                   ------
                                              ------                  ------                   ------
Options available for future
  grant.......................   1,850,552               2,788,611               14,226,104
                                ----------              ----------              -----------
                                ----------              ----------              -----------

    In fiscal 1999, fiscal 2000 and fiscal 2001, in exchange for shares received from option holders with a fair value of $2,640, $702 and $49, respectively, the Company paid $2,640, $702 and $49, respectively, of withholding taxes on options that were exercised during the year. Such shares have been included in treasury at cost, which equals fair value at date of option exercise or vesting.

    Summary information related to options outstanding and exercisable at January 5, 2002 is as follows:

                                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                       ---------------------------------------   -------------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                    WEIGHTED
                                       OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                         JANUARY 5,     CONTRACTUAL   EXERCISE     JANUARY 5,     EXERCISE
RANGE OF EXERCISE PRICES                    2002           LIFE        PRICE          2002         PRICE
------------------------                    ----           ----        -----          ----         -----
                                                          (YEARS)
$ 0.67 - $10.00......................      552,500         9.04        $ 4.32        248,125       $ 2.66
$10.01 - $20.00......................    2,021,250         5.98         12.57      1,092,313        14.19
$20.01 - $30.00......................    2,130,838         6.44         25.15      1,332,919        25.16
$30.01 - $40.00......................    1,222,551         5.72         33.39      1,056,840        33.02
$40.01 - $50.00......................       84,500         6.32         41.79         63,375        41.79
                                         ---------                                 ---------
                                         6,011,639                                 3,793,572
                                         ---------                                 ---------
                                         ---------                                 ---------

    The Company has reserved 10,442,646 shares of Class A Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of January 5, 2002. In addition, as of January 5, 2002 there are 12,242,629 shares of Class A Common Stock in treasury stock available for issuance under the 1997 Plan.

    The fair value for these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                        2000          2000          2002
                                                        ----          ----          ----
Risk-free interest rate............................      4.83%          5.24%         4.50%
Dividend yield.....................................      1.43%        --            --
Expected volatility of market price of Company's
  Common Stock.....................................     41.64%         54.50%       104.64%
Expected option life...............................  5 years       5 years         5 years
The Company's pro forma information is as follows:
Pro forma income (loss) before cumulative effect of
  accounting change in accounting principle........   $56,374      $(395,128)    $(873,403)
                                                      -------      ---------     ---------
                                                      -------      ---------     ---------
Pro forma basic income (loss) per common share
  before accounting change.........................   $  1.01      $   (7.49)    $  (16.51)
                                                      -------      ---------     ---------
                                                      -------      ---------     ---------
Pro forma diluted income (loss) per common share
  before accounting change.........................   $  0.99      $   (7.49)    $  (16.51)
                                                      -------      ---------     ---------
                                                      -------      ---------     ---------

    These pro forma effects may not be representative of the effects on future years because of the prospective application required by SFAS No. 123, and the fact that options vest over several years and new grants generally are made each year.

    The following are the number of shares of common and treasury stock outstanding as of January 1, 2000, December 30, 2000 and January 5, 2002.

                                                                      NUMBER OF SHARES
                                                           --------------------------------------
                                                           JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                              2000          2000          2002
                                                              ----          ----          ----
Common Stock:
    Balance at beginning of year.........................  65,172,608    65,393,038    65,232,594
    Shares issued upon exercise of stock options.........      29,750       --             --
    Shares issued under restricted stock grants, net of
      cancellations......................................     190,680      (160,444)       --
                                                           ----------    ----------    ----------
    Balance at end of year...............................  65,393,038    65,232,594    65,232,594
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

Treasury Stock:
    Balance at beginning of year.........................   6,087,674    12,163,650    12,063,672
    Shares issued for acquisition of ABS.................    (100,000)      --             --
    Shares repurchased...................................   6,182,088       --             --
    Net additions/returned...............................       6,112       (99,978)      178,957
                                                           ----------    ----------    ----------
    Balance at end of year...............................  12,163,650    12,063,672    12,242,629
                                                           ----------    ----------    ----------
                                                           ----------    ----------    ----------

STOCK BUYBACK PROGRAM

    On November 14, 1996, the Board of Directors approved a stock buyback program of up to 2.0 million shares. On May 14, 1997, the Company's Board of Directors approved an increase of this program to 2.42 million shares. On February 19, 1998 and on March 1, 1999, the Company's Board of Directors authorized the repurchase of an additional 10.0 million shares, resulting in a total authorization of 22.42 million shares. During fiscal 1999, the Company repurchased 6,182,088 shares of its common stock under the repurchase programs at a cost of $144,688. At January 5, 2002, there were 10,353,894 shares available for repurchase under this program.

    The Company has used a combined put-call option contract to facilitate the repurchase of its common stock. This contract provides for the sale of a put option giving the counter-party the right to sell the Company's shares to the Company at a preset price at a future date and for the simultaneous purchase of a call option giving the Company the right to purchase its shares from the counter-party at the same price at the same future date.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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

    In connection with the Company's stock repurchase program, the Company entered into Equity Forward Purchase Agreements ('Equity Agreements') on December 10, 1999 and February 10, 2000, with two banks for terms of up to two and one-half years. The Equity Agreements provided for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock. The Equity Agreements were required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. As of December 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On
September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively to $4.50 a share. In return for this reduction the banks received interest bearing notes payable on August 12, 2002 in an aggregate amount of $40,372 which resulted in a corresponding charge to shareholders equity. As of January 5, 2002 and December 30, 2000, the price at which the Company could effect physical settlement or settle in cash or net shares with the two banks under the Equity Agreements was $4.50. Losses related to the Equity Agreements are included with investment income (loss) in the consolidated statements of operations for the years ended December 30, 2000 and January 5, 2002 were $5,900 and $6,556, respectively. Amounts due to the banks under these agreements totalled $56,677 at January 5, 2002 and are included in liabilities subject to compromise.

NOTE 19 -- EARNINGS (LOSS) PER SHARE

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          JANUARY 1,   DECEMBER 30,       JANUARY 5,
                                                             2000          2000              2002
                                                             ----          ----              ----
Numerator for basic and diluted earnings (loss) per
  share:
    Income (loss) before cumulative effect of change in
      accounting........................................   $93,654      $(376,861)        $(861,153)
    Cumulative effect of change in accounting, net of
      taxes.............................................     --           (13,110)           --
                                                           -------      ---------         ---------
Net income (loss).......................................   $93,654      $(389,971)        $(861,153)
                                                           -------      ---------         ---------
                                                           -------      ---------         ---------
Denominator for basic earnings (loss) per share --
    Weighted average shares.............................    55,910         52,783            52,911
                                                           -------      ---------         ---------
Effect of dilutive securities:
    Employee stock options..............................       237          --                --   (b)
    Restricted stock shares.............................       462          --                --
    Shares under equity agreements (put option
      contracts)........................................       187          --                --
                                                           -------      ---------         ---------
Dilutive potential common shares........................       886(a)       --   (a)          --   (a)
                                                           -------      ---------         ---------
Denominator for diluted earnings (loss) per share --
    Weighted average adjusted shares....................    56,796         52,783            52,911
                                                           -------      ---------         ---------
                                                           -------      ---------         ---------
Basic earnings (loss) per share before cumulative effect
  of change in accounting...............................   $  1.68      $   (7.14)        $  (16.28)
                                                           -------      ---------         ---------
                                                           -------      ---------         ---------
Diluted earnings (loss) per share before cumulative
  effect of change in accounting........................   $  1.65      $   (7.14)        $  (16.28)
                                                           -------      ---------         ---------
                                                           -------      ---------         ---------

                                                        (footnotes on next page)

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(footnotes from previous page)

 (a) The effect of dilutive securities was not included in the computation of diluted earnings (loss) per share for the fiscal years ended December 30, 2000 and January 5, 2002 because the effect would have been anti-dilutive. Dilutive securities included options outstanding to purchase 15,741,796 and 6,011,639 shares of common stock, unvested restricted stock of 260,950 and 19,424, and 5.200,000 of shares under Equity Agreements at December 30, 2000 and January 5, 2002, respectively.

     Additionally, incremental shares issuable on the assumed conversion of the Preferred Securities of 1,653,177 were not included in the fiscal 1999, 2000, or 2001 computation of diluted earnings per share as the impact would have been anti-dilutive for each period presented.

 (b) There are no outstanding in-the-money stock options at or for the year ended January 5, 2002.

NOTE 20 -- LEASE AND OTHER COMMITMENTS

    In fiscal 1999, the Company sold certain equipment for cash proceeds of $23,185, which approximated net book value. The equipment was leased back from the purchaser under an operating lease with an initial term of three years and a one-year renewal option. Under the terms of certain operating leases, upon lease termination the Company has the option to acquire the related assets at the then fair value. If the Company does not exercise its option, it guaranteed to repay a portion of the residual value loss, if any, incurred by the lessors in remarketing or disposing of such assets upon lease termination or expiration. The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets which expire at various dates through 2020. Under these agreements the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 5, 2002:

                                                                  RENTAL PAYMENTS
                                                              -----------------------
                                                              REAL ESTATE   EQUIPMENT
                                                              -----------   ---------
2002........................................................    33,926       18,331
2003........................................................    27,248       12,277
2004........................................................    18,608        1,737
2005........................................................    13,531          615
2006........................................................     9,825          533
2007 and thereafter.........................................    21,572        --

    Rent expense included in the consolidated statements of operations for the years ended January 1, 2000, December 31, 2000 and January 5, 2002 was $61,152, $70,827 and $56,519, respectively.

    The Company's domestic lease agreements are subject to the provisions of the Bankruptcy Code and may be confirmed or rejected by the Company. The Company has estimated the total amount of claims for rejected leases. Accrued rent for rejected leases totalled $20,600 at January 5, 2002. The total amount that will ultimately be paid on these items is subject to a confirmed plan or plans of reorganization and may differ from the amounts the Company has recorded at January 5, 2002.

    On June 9, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements. The leases had original terms of from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. The total amount payable to the lessor under the settlement agreement is $15,200 of which $4,400 had been paid by the Company through May 30, 2002. The remaining balance of $10,800 will be paid by the Company in equal installments of $550 through the date of the consummation of a confirmed plan of reorganization and

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

$750 per month thereafter until the balance is fully repaid. Future obligations under operating leases as of January 5, 2002 after giving effect to the settlement are summarized below:

2002........................................................  $ 8,065
2003........................................................    7,725
2004........................................................      972
2005........................................................      615
2006........................................................      533

In connection with the Chapter 11 Cases, the Company instituted a Key Domestic Employee Retention Plan (the 'Retention Plan') which has been approved by the Bankruptcy Court. The Retention Plan provides for stay bonuses, severance protection and discretionary bonuses during the Chapter 11 Cases. Approximately 245 domestic employees are covered under the Retention Plan. Participants must meet certain criteria to receive payments under the Retention Plan. The Company incurred $5,763 of expenses related to the Retention Plan in the year ended January 5, 2002, representing approximately one-third of the total amount due under the Retention Plan. Retention Plan payments are included in reorganization items for the year ended January 5, 2002. On June 10, 2002 the Company made the second payment of $4,654 amounting to one-third of amounts due to employees under the Retention Plan. The payment of the final installment of amounts due under the Plan will be made when a plan or plans of reorganization are consummated or upon the liquidation of the Company and are estimated to be approximately $5,879.

    The Company has entered into an employment agreement with an executive of the Company. The agreement, as amended, provides for a monthly salary of $125 payable through April 30, 2003 or the consummation of a plan of reorganization for all or substantially all of the Debtors in the Chapter 11 Cases. In addition to the employee's monthly salary the employee is entitled to earn an incentive bonus of not less than $2,250. The employee may earn additional incentive bonus amounts based upon criteria established in the agreement up to an additional $7,750. The minimum bonus is payable upon the earlier of the expiration of the agreement, the date a plan of reorganization is consummated, the date of a complete disposition of the Company or the date the employee's employment is terminated under certain circumstances. Additional bonus amounts may be paid to the employee prior to the payment of the minimum bonus if certain financial criteria are met. Total bonus payments cannot exceed $10,000.

    As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of January 5, 2002, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally are either excused or suspended during the Chapter 11 Cases.

    The Company expects to assume certain of its license agreements as part of its plan or plans of reorganization. The assumption of any executory contracts, including licenses, is subject to the approval of the Company's plan or plans of reorganization by the Bankruptcy Court or other order of the court. There can be no assurance that the Company will be successful in its efforts to assume these licenses.

NOTE 21 -- FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

    Accounts Receivable. The carrying amount of the Company's accounts receivables approximate fair value.

    Marketable Securities. Marketable securities are stated at fair value based on quoted market prices.

    Pre-petition revolving loans, term loans and other borrowings. The carrying amounts of the Company's outstanding balances under its various pre-petition Bank Credit Agreements are recorded at the nominal amount plus accrued interest and fees through the Petition Date and are included in

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

liabilities subject to compromise at January 5, 2002. The ultimate amount of and settlement terms for these liabilities are subject to a confirmed plan or plans of reorganization and accordingly are not presently determinable.

    Amended DIP. The carrying amounts under the Amended DIP are recorded at the nominal amount which approximates its fair value because the interest rate on the outstanding debt is variable and there are no prepayment penalties.

    Redeemable preferred securities. These securities were publicly traded on the New York Stock Exchange prior to the petition date. The fair market value was determined based on the closing price on the last trading date prior to December 30, 2000. At January 5, 2002 the redeemable preferred securities are recorded at their nominal value of $120,000 and are included in liabilities subject to compromise.

    Interest rate swap agreements. Prior to the Petition Date the Company entered into interest rate swap agreements, which had the effect of converting the Company's floating rate obligations to fixed rate obligations. The fair value of the Company's interest rate swap agreements at December 30, 2000 were based upon quotes from brokers and represent the cash requirement if the existing agreements had been settled at year-end. There are no swap agreements outstanding at January 5, 2002.

    Letters of credit -- post petition. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amounts of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

    Letters of credit -- pre-petition. Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amounts of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity. Pre-petition letters of credit are recorded at their face amount. Pre-petition letters of credit were satisfied by the Company's lenders or by the Company during fiscal 2001.

    Equity Agreements. These arrangements could be settled, at the Company's option, by the purchase of shares, on a net basis in shares of the Company's common stock or on a net cash basis prior to the Petition Date. To the extent that the market price of the Company's common stock on the settlement date was higher or lower than the forward purchase price, the net differential could have been paid or received by the Company in cash or in the Company's common stock. Amounts payable under the Equity Agreements are included in liabilities subject to compromise at January 5, 2002.

    Foreign currency transactions. Prior to the Petition Date the Company entered into various foreign currency forward and option contracts to hedge certain commercial transactions. The fair value of open foreign currency forward and option contracts was based upon quotes from brokers and reflects the cash benefit if the existing contracts had been sold. At December 30, 2000 the Company had foreign currency forward contracts outstanding with a carrying amount of $26 which approximated fair value. The Company has no foreign currency forward contracts outstanding as of January 5, 2002. The Company had no foreign currency option contracts outstanding at December 30, 2000 and January 5, 2002.

    The carrying amounts and fair value of the Company's financial instruments as of December 30, 2000 and January 5, 2002, are as follows:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      DECEMBER 30, 2000       JANUARY 5, 2002
                                                     -------------------   ---------------------
                                                     CARRYING     FAIR      CARRYING      FAIR
                                                      AMOUNT     VALUE       AMOUNT      VALUE
                                                      ------     -----       ------      -----
Accounts receivable................................  $127,941   $127,941   $  276,579   $276,579
Marketable securities..............................       259        259          155        155
Amended DIP........................................     --         --         155,915    155,915
Revolving loans....................................   785,757    785,757    1,161,943         (a)
Acquisition term loan..............................   587,548    587,548      587,548         (a)
Term loans.........................................    63,356     63,356       27,161         (a)
Other long-term debt...............................     6,701      6,701        5,582         (a)
Redeemable preferred securities....................   103,387     11,424      120,000         (a)
Interest rate swap agreements......................     --          (512)      --          --
Letters of credit..................................     --       103,300       --         60,031
Equity Agreements..................................    50,121     50,121       56,677         (a)
Foreign currency forward contracts.................        26         26       --          --

---------

 (a) Amounts outstanding under these debt agreements are subject to compromise under the Chapter 11 Cases and as a result the fair value cannot be estimated.

FOREIGN CURRENCY-RISK MANAGEMENT

    The Company's international operations are subject to certain risks, including currency fluctuations and government actions. The Company closely monitors its operations in each country so that it can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, prior to the Petition Date the Company utilized foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments, primarily for receivables and payables denominated in currencies other than the entities' functional currencies. Foreign currency instruments generally had maturities that did not exceed twelve months.

    The Company had foreign currency instruments, primarily denominated in Canadian dollars, British pounds, Euros and Mexican pesos. At January 1, 2000 and December 30, 2000, the Company had $39,417 and $4,996 in foreign currency instruments outstanding, respectively. For 1999 and 2000 the net realized gains or losses associated with these types of instruments were not material. The net unrealized gain (loss) as of January 1, 2000 and December 30, 2000, based on the fair market value of the instruments, were not material to each respective period.

    The Company did not have any foreign currency hedge contracts at January 5, 2002.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 22 -- CASH FLOW INFORMATION

    The following table sets forth supplemental cash flow information for fiscal 1999, 2000 and 2001:

                                                                     FOR THE YEAR ENDED
                                                           --------------------------------------
                                                           JANUARY 1,   DECEMBER 30,   JANUARY 5,
                                                              2000          2000          2002
                                                              ----          ----          ----
Cash paid (received) during the year for:
    Interest, including $4,038, $3,014 and $ --
      capitalized in fiscal 1999, 2000 and 2001,
      respectively.......................................   $ 82,517      $166,523     $   85,957
    Income taxes, net of refunds received................      1,917       (10,008)         6,148
Supplemental Non-Cash Investing and Financing Activities:
Details of acquisitions:
    Fair value of assets acquired........................   $740,976      $ --         $   --
    Liabilities assumed..................................    (83,461)       --             --
    Stock issued.........................................     (2,200)       --             --
                                                            --------      --------     ----------
                                                             655,315        --             --
    Less cash acquired...................................     (7,000)       --             --
    Less future cash payment(a)..........................    (22,800)        2,585          1,491
                                                            --------      --------     ----------
    Net cash paid........................................   $625,515      $  2,585     $    1,491
                                                            --------      --------     ----------
                                                            --------      --------     ----------

---------

 (a) Represents deferred cash payment related to the acquisition of ABS of which $18,724 was outstanding at January 5, 2002 and is included in liabilities subject to compromise.

NOTE 23 -- LEGAL MATTERS

    As a consequence of the Chapter 11 Cases, all pending claims and litigation against the Company and its filed subsidiaries have been automatically stayed pursuant to Section 362 of the Bankruptcy Code absent further order of the Bankruptcy Court. Below is a summary of legal proceedings the Company believes to be material.

    Calvin Klein Litigation. On May 30, 2000, Calvin Klein, Inc. ('CKI') and the Calvin Klein Trademark Trust filed a complaint in the U.S. District Court in the Southern District of New York (Calvin Klein Trademark Trust, et al. v. The Warnaco Group, Inc., et al., No. 00 CIV. 4052 (JSR) (S.D.N.Y.)) against The Warnaco Group, Inc., various other Warnaco entities, and Linda Wachner alleging, inter alia, claims for breach of contract and trademark violations.

    Certain defendants filed counterclaims against CKI for, inter alia, breach of the jeanswear and men's accessories licenses and breach of fiduciary duty, and against CKI and Calvin Klein personally for tortious interference with business relations, defamation and trade libel. CKI subsequently filed additional claims against CKJ Holdings, Inc. and Calvin Klein Jeanswear Company in the Supreme Court of the State of New York.

    On January 22, 2001, the parties entered into a confidential settlement agreement whereby they agreed, inter alia, to the dismissal of all claims and counterclaims asserted in both actions with prejudice and without the payment of any sum of money by any party to any other party.

    Speedo Litigation. On September 14, 2000, Speedo International Limited ('SIL') filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB) (the 'Speedo Litigation'), against The Warnaco Group, Inc. and various other Warnaco entities (the 'Warnaco Defendants') alleging claims, inter alia,

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

for breach of contract and trademark violations (the 'Speedo Claims'). The complaint seeks, inter alia, termination of certain licensing agreements, injunctive relief and damages.

    On November 8, 2000, the Warnaco Defendants filed an answer and counterclaims against SIL seeking, inter alia, a declaration that the Warnaco Defendants have not engaged in trademark violations and are not in breach of the licensing agreements, and that the licensing agreements at issue (the 'Speedo Licenses') may not be terminated.

    On or about October 30, 2001, SIL filed a motion in the Bankruptcy Court seeking relief from the automatic stay to pursue the Speedo Litigation in the District Court, and have its rights determined there through a jury trial (the 'Speedo Motion'). The Debtors opposed the Speedo Motion, and oral argument was held on February 21, 2002. On June 11, 2002, the Bankruptcy Court denied the Speedo Motion on the basis that, inter alia, (i) the Speedo Motion was premature, and (ii) the Bankruptcy Court has core jurisdiction over resolution of the Speedo Claims. Accordingly, the material issues raised by the Speedo Claims will likely be decided by the Bankruptcy Court in the context of assumption or rejection of the Speedo Licenses or the confirmation of the Company's plan or plans of reorganization.

    The Company believes the Speedo Claims to be without merit and intends to vigorously dispute them and pursue its counterclaims.

    Wachner Claim. On January 18, 2002, Mrs. Linda J. Wachner, former President and Chief Executive Officer of the Company filed a proof of claim in the Chapter 11 Cases related to the post-petition termination of her employment with the Company.

    Shareholder Class Actions. Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors (the 'Shareholder I Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 19, 2000 (the 'Class Period'), allege, inter alia, that the defendants violated the Securities Exchange Act of 1934, as amended (the 'Exchange Act') by artificially inflating the price of the Company's stock and failing to disclose certain information during the Class Period.

    On November 17, 2000, the Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal. On July 23, 2002, plaintiffs' motion for reconsideration was denied.

    The Shareholder I Class Action has been stayed against the Company pursuant to Section 362 of the Bankruptcy Code and is not expected to have a material impact on the Company's financial statements.

    Between April 20, 2001 and May 31, 2001, five putative class action complaints against the Company and certain of its officers and directors were filed in the U.S. District Court for the Southern District of New York (the 'Shareholder II Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 29, 2000 and April 18, 2001 (the 'Second Class Period'), allege, inter alia that defendants violated the Exchange Act by artificially inflating the price of the Company's stock and failing to disclose negative information during the Second Class Period.

    On August 3, 2001, the Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346
(MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain current and former officers and directors of the Company, which expanded the Second Class

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002 the defendants filed motions to dismiss the second amended complaint, which motions are pending.

    Shareholder Derivative Suits. On October 13, 2000, a shareholders' derivative complaint was filed on behalf of the Company in the U.S. District Court for the Southern District of New York, styled Widdicombe, derivatively on behalf of The Warnaco Group, Inc. v. Linda J. Wachner, et al., No. 00 Civ. 7816
(LMM), naming certain of the Company's officers and directors as defendants (the 'Individual Defendants') and the Company as a nominal defendant. The complaint filed on October 13, 2000 asserted claims on the Company's behalf for, inter alia, breach of fiduciary duty, corporate waste and unjust enrichment, and sought, inter alia, damages, punitive damages, and the imposition of a constructive trust upon the assets of the Individual Defendants. The complaint was subsequently withdrawn voluntarily.

    SEC Investigation. As previously disclosed, the staff of the Securities and Exchange Commission (the 'SEC') has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with the preparation and publication of various financial statements and other public statements. The Company has cooperated in that investigation. On July 18, 2002, the SEC staff informed the Company that it intends to recommend that the SEC authorize an enforcement action against the Company and certain persons who have been employed by or affiliated with the Company since prior to January 3, 1999 alleging violations of the federal securities laws. The SEC staff has invited the Company to make a Wells Submission describing the reasons why no such action should be brought. The Company intends to make a Wells Submission. The Company does not expect the resolution of this matter as to the Company to have a material effect on the Company's financial condition, results of operation or business.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 24 -- SUPPLEMENTAL CONDENSED FINANCIAL INFORMATION

    The following condensed financial statements of The Warnaco Group, Inc., 37 of its 38 U.S. subsidiaries and Warnaco Canada represent the condensed consolidated financial position, results of operations and cash flows for the Debtors as of January 5, 2002 and for the year ended January 5, 2002.

                                                               FOR THE YEAR
                                                                   ENDED
                                                              JANUARY 5, 2002
                                                              ---------------
Net revenues................................................    $1,410,597
Cost of goods sold..........................................     1,233,982
                                                                ----------
Gross profit................................................       176,615
Selling, general and administrative expenses................       465,120
Impairment charge...........................................       101,772
Reorganization items........................................       138,815
Equity in loss of unconsolidated subsidiaries...............        54,661
                                                                ----------
Operating loss..............................................      (583,753)
Interest expense............................................       129,826
Investment income (loss)....................................        (6,556)
Other income (loss).........................................         1,319
                                                                ----------
Loss before provision for income taxes......................      (718,816)
Provision for income taxes..................................       142,337
                                                                ----------
Net loss....................................................    $ (861,153)
                                                                ----------
                                                                ----------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 5, 2002
                                                              ---------------
                           ASSETS
Current assets..............................................       624,623
Net property, plant and equipment...........................       191,117
Intercompany accounts, net..................................        44,532
Intangible assets -- net....................................       869,659
Investment in affiliates....................................       181,212
                                                                ----------
                                                                $1,911,143
                                                                ----------
                                                                ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise:
  Current liabilities:
      Amended DIP...........................................    $  155,915
      Other current liabilities.............................       135,383
                                                                ----------
              Total current liabilities.....................       291,298
                                                                ----------
  Other long-term liabilities...............................        31,736
Liabilities subject to compromise...........................     2,439,393
Stockholders' deficiency:
    Class A Common Stock, $0.01 par value, 130,000,000
      shares authorized, 65,232,594 issued..................           654
    Additional paid-in capital..............................       909,054
    Accumulated other comprehensive loss....................       (53,016)
    Deficit.................................................    (1,393,674)
    Treasury stock, at cost 12,242,629 shares...............      (313,889)
    Unearned stock compensation.............................          (413)
                                                                ----------
            Total stockholders' deficiency..................      (851,284)
                                                                ----------
                                                                $1,911,143
                                                                ----------
                                                                ----------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               FOR THE YEAR
                                                                   ENDED
                                                              JANUARY 5, 2002
                                                              ---------------
Cash flows from operating activities:
    Net loss................................................     $(861,153)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization.......................        87,590
        Amortization of deferred financing costs............        19,414
        Market value adjustment to Equity Agreement.........         6,556
        Non-cash assets write-downs and reorganization
          items.............................................       242,738
        Interest rate swap income...........................       (21,355)
        Preferred stock interest accretion..................        16,613
        Amortization of unearned stock compensation.........         1,999
        Deferred income taxes...............................       149,691
    Repurchase of accounts receivable.......................      (185,000)
    Accounts receivable.....................................        97,745
    Inventories.............................................        50,905
    Prepaid expenses and other current and
        long-term assets....................................         2,210
    Accounts payable and accrued expenses...................         2,456
                                                                 ---------
            Net cash used in operating activities...........      (389,591)
Cash flows from investing activities
    Capital expenditures....................................       (20,155)
    Disposal of fixed assets................................         6,213
    Increase in intangible and other assets.................        (1,427)
                                                                 ---------
            Net cash used in investing activities...........       (15,369)
Cash flows from financing activities
    Repayments under pre-petition credit facilities.........       (37,133)
    Borrowings under pre-petition credit facilities.........       366,593
    Borrowings under Amended DIP............................       155,915
    Deferred financing costs................................       (19,852)
    Net change in intercompany accounts.....................       (42,841)
    Other...................................................        (2,465)
                                                                 ---------
            Net cash provided by financing activities.......       420,217
Translation adjustments.....................................        (1,854)
                                                                 ---------
Net increase in cash........................................        13,403
Cash at beginning of year...................................         5,355
                                                                 ---------
Cash at end of year.........................................     $  18,758
                                                                 ---------
                                                                 ---------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 25 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The Company's fiscal 1999 and fiscal 2000 quarterly results of operations have been restated to reflect the correction of certain accounting errors involving the recording of inter-company pricing arrangements, the recording of accounts payable primarily related to the purchase of inventory from suppliers and the accrual of certain liabilities. See Note 2.

                                                                      AS RESTATED
                                                              YEAR ENDED JANUARY 1, 2000
                                                 -----------------------------------------------------
                                                    FIRST        SECOND         THIRD        FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER
                                                   -------       -------       -------       -------
Net revenues...................................   $441,603      $492,237      $577,112      $603,204
Gross profit...................................    149,241       172,000       196,655       163,876
Net income.....................................     21,956        29,001        43,271          (574)
Basic earnings per common share................       0.38          0.52          0.78         (0.01)
Diluted earnings per common share..............       0.37          0.51          0.78         (0.01)

                                                                AS PREVIOUSLY REPORTED
                                                              YEAR ENDED JANUARY 1, 2000
                                                 -----------------------------------------------------
                                                    FIRST        SECOND         THIRD        FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER
                                                   -------       -------       -------       -------
Net revenues...................................   $441,603      $492,237      $577,112      $603,204
Gross profit...................................    150,789       173,563       198,488       165,767
Net income.....................................     22,892        29,946        44,379           569
Basic earnings per common share................       0.39          0.53          0.80          0.01
Diluted earnings per common share..............       0.39          0.52          0.80          0.01

                                                                      AS RESTATED
                                                             YEAR ENDED DECEMBER 30, 2000
                                                 -----------------------------------------------------
                                                    FIRST        SECOND         THIRD        FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER
                                                   -------       -------       -------       -------
Net revenues...................................   $607,138      $ 596,696     $ 500,076     $ 546,026
Gross profit...................................    176,736         89,827        51,397        86,587
Net income (loss) before cumulative effect of
  accounting change............................     21,832        (68,647)     (100,029)     (230,017)
Cumulative effect of accounting change.........    (13,110)        --            --            --
                                                  --------      ---------     ---------     ---------
Net income (loss)..............................   $  8,722      $ (68,647)    $(100,029)    $(230,017)
                                                  --------      ---------     ---------     ---------
                                                  --------      ---------     ---------     ---------
Basic earnings (loss) per common share:
    Income (loss) before accounting change.....   $   0.41      $   (1.30)    $   (1.89)    $   (4.38)
    Cumulative effect of accounting change, net
      of taxes.................................      (0.25)        --            --            --
                                                  --------      ---------     ---------     ---------
    Net income (loss)..........................   $   0.16      $   (1.30)    $   (1.89)    $   (4.38)
                                                  --------      ---------     ---------     ---------
                                                  --------      ---------     ---------     ---------
Diluted earnings (loss) per common share:
    Income (loss) before accounting change.....   $   0.41      $   (1.30)    $   (1.89)    $   (4.38)
    Cumulative effect of accounting change.....      (0.25)        --            --            --
                                                  --------      ---------     ---------     ---------
    Net income (loss)..........................   $   0.16      $   (1.30)    $   (1.89)    $   (4.38)
                                                  --------      ---------     ---------     ---------
                                                  --------      ---------     ---------     ---------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                AS PREVIOUSLY REPORTED
                                                             YEAR ENDED DECEMBER 30, 2000
                                                 -----------------------------------------------------
                                                    FIRST        SECOND         THIRD        FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER
                                                   -------       -------       -------       -------
Net revenues...................................   $607,138      $ 596,696     $ 500,076     $ 546,026
Gross profit...................................    185,417         98,371        61,401       105,284
Net income (loss) before cumulative effect of
  accounting change............................   $ 27,093      $ (63,469)    $ (93,958)    $(200,739)
Cumulative effect of accounting change, net of
  taxes(a).....................................    (13,110)        --            --            --
                                                  --------      ---------     ---------     ---------
Net income (loss)..............................   $ 13,983      $ (63,469)    $ (93,958)    $(200,739)
                                                  --------      ---------     ---------     ---------
                                                  --------      ---------     ---------     ---------
Basic earnings (loss) per common share:
    Income (loss) before accounting change.....   $   0.51      $   (1.20)    $   (1.77)    $   (3.79)
    Cumulative effect of accounting change, net
      of taxes(a)..............................      (0.25)        --            --            --
                                                  --------      ---------     ---------     ---------
    Net Income (loss)..........................   $   0.26      $   (1.20)    $   (1.77)    $   (3.79)
                                                  --------      ---------     ---------     ---------
                                                  --------      ---------     ---------     ---------
Diluted earnings (loss) per common share:
    Income (loss) before accounting change.....   $   0.51      $   (1.20)    $   (1.77)    $   (3.79)
    Cumulative effect of accounting change, net
      of taxes.................................      (0.25)        --            --            --
                                                  --------      ---------     ---------     ---------
    Net Income (loss)..........................   $   0.26      $   (1.20)    $   (1.77)    $   (3.79)
                                                  --------      ---------     ---------     ---------
                                                  --------      ---------     ---------     ---------

(a) Effective January 2, 2000, the Company changed its accounting method for valuing its retail outlet store inventory. Prior to the change, the Company valued its retail inventory using average cost. Under its new method, the Company values its retail inventory using the actual cost method. The Company believes its new method is preferable because it results in a better matching of revenue and expense and is consistent with the method used for its other inventories.

                                                         YEAR ENDED JANUARY 5, 2002
                                    ---------------------------------------------------------------------
                                        FIRST
                                       QUARTER         FIRST
                                    AS PREVIOUSLY     QUARTER       SECOND         THIRD        FOURTH
                                      REPORTED      AS RESTATED     QUARTER       QUARTER       QUARTER
                                      --------      -----------     -------       -------       -------
Net revenues......................    $499,219       $499,219      $ 362,270     $ 397,664     $ 412,103
Gross profit (loss)...............     146,394        145,277        (24,313)       87,512        88,398
Impairment charges(a).............      --             --             --            --           101,772
Reorganization items(b)...........      --             --             78,202        25,735        73,854
Net (loss)........................     (62,502)       (63,618)      (338,418)      (64,171)     (394,946)
Basic earnings (loss) per common
  share...........................       (1.18)         (1.20)         (6.40)        (1.21)        (7.46)
Diluted earnings (loss) per common
  share...........................       (1.18)         (1.20)         (6.40)        (1.21)        (7.46)

 (a) Impairment charges represent the write-down of certain intangible assets to estimated fair value, see Note 1.

 (b) Reorganization items represent costs and expenses related to the Chapter 11 Cases, see Note 4.
---------

    The fourth quarter of fiscal 2001 includes a provision for income taxes of $141,548 primarily related to the increase in the valuation allowance for future income tax benefits.

                                                                     SCHEDULE II

                            THE WARNACO GROUP, INC.

                 VALUATION & QUALIFYING ACCOUNTS & RESERVES(5)
                             (DOLLARS IN THOUSANDS)

                                                    ADDITIONS
                                      BALANCE AT   CHARGES TO                                  BALANCE AT
                                      BEGINNING     COSTS AND      OTHER                          END
            DESCRIPTION                OF YEAR     EXPENSES(1)   ADDITIONS     DEDUCTIONS(4)    OF YEAR
            -----------                -------     -----------   ---------     -------------    -------
Year Ended January 1, 2000
    Receivable allowances...........   $85,668      $218,098      $ 4,383 (2)    $(214,277)     $ 93,872
                                       -------      --------      -------        ---------      --------
                                       -------      --------      -------        ---------      --------
    Inventory reserves..............   $16,901      $  6,247      $ 8,140 (2)    $ (16,914)     $ 14,374
                                       -------      --------      -------        ---------      --------
                                       -------      --------      -------        ---------      --------
Year Ended December 30, 2000
    Receivable allowances...........   $93,872      $262,641      $ 6,993 (2)    $(267,837)     $ 95,669
                                       -------      --------      -------        ---------      --------
                                       -------      --------      -------        ---------      --------
    Inventory reserves..............   $14,374      $179,254      $ 4,076 (2)    $(168,408)     $ 29,296
                                       -------      --------      -------        ---------      --------
                                       -------      --------      -------        ---------      --------
Year Ended January 5, 2002
    Receivable allowances...........   $95,669      $253,943      $(1,344)(3)    $(240,321)     $107,947
                                       -------      --------      -------        ---------      --------
                                       -------      --------      -------        ---------      --------
    Inventory reserves..............   $29,296      $ 74,786      $  (627)(3)    $ (53,358)     $ 50,097
                                       -------      --------      -------        ---------      --------
                                       -------      --------      -------        ---------      --------

    (1) Includes bad debts, cash discounts, allowances and sales returns.

    (2) Reserves related to assets acquired including fair value adjustments -- See Note 3.

    (3) Reclassifications of reserve amounts for assets held for sale.

    (4) Amounts written-off, net of recoveries.

    (5) See Note 9 for income tax valuation allowance information.

                                      A-1




                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'
 The dagger symbol shall be expressed as................................ 'D'