Form 10-Q
period 2002-04-06
WARNACO GROUP INC /DE/
filed 2002-09-27
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For The Quarterly Period Ended April 6, 2002

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

                                 [ ] Yes [X] No

The number of shares outstanding of the registrant's Class A Common Stock as of September 25, 2002 is as follows: 52,936,206.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                          April 6,             January 5,
                                                                                            2002                  2002
                                                                                        -----------            ----------
                                                                                        (Unaudited)
ASSETS
Current assets:
   Cash (restricted cash $10,897 at April 6, 2002)                                     $    49,561           $    39,558
   Accounts receivable, less reserves of $101,344 and $107,947, respectively               301,344               282,387
   Inventories, less reserves of $45,799 and $50,097, respectively                         376,104               418,902
   Prepaid expenses and other current assets                                                34,521                36,988
   Assets held for sale                                                                      3,359                31,066
                                                                                       -----------           -----------
          Total current assets                                                             764,889               808,901
                                                                                       -----------           -----------
Property, plant and equipment -- net                                                       200,764               212,129
Other assets:
   Licenses, trademarks, intangible and other assets, at cost, less
      accumulated amortization                                                             103,157               271,500
   Goodwill, less accumulated amortization                                                       -               692,925
   Deferred income tax                                                                       2,325                     -
                                                                                       -----------           -----------
Total other assets                                                                         105,482               964,425
                                                                                       -----------           -----------
                                                                                       $ 1,071,135           $ 1,985,455
                                                                                       ===========           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities not subject to compromise:
  Current Liabilities:
   Debtor-in-Possession revolving credit facility                                          108,859               155,915
   Accounts payable                                                                         82,237                84,764
   Accrued liabilities                                                                     104,427               105,278
   Accrued income tax payable                                                               16,866                14,505
                                                                                       -----------           -----------
           Total current liabilities                                                       312,389               360,462
                                                                                       -----------           -----------
  Other long-term liabilities                                                               33,101                31,754
                                                                                       -----------           -----------
Liabilities subject to compromise                                                        2,434,876             2,439,393
Deferred income taxes                                                                            -                 5,130
Stockholders' deficiency:
   Class A Common stock:  $.01 par value, 130,000,000 shares
       authorized, 65,232,594  issued in 2002 and 2001                                         654                   654
   Additional paid-in capital                                                              909,054               909,054
   Accumulated other comprehensive loss                                                    (53,331)              (53,016)
   Deficit                                                                              (2,251,426)           (1,393,674)
   Treasury stock, at cost 12,242.629 shares                                              (313,889)             (313,889)
   Unearned stock compensation                                                                (293)                 (413)
                                                                                       -----------           -----------
          Total stockholders' deficiency                                                (1,709,231)             (851,284)
                                                                                       -----------           -----------
                                                                                       $ 1,071,135           $ 1,985,455
                                                                                       ===========           ===========

      See notes to unaudited consolidated condensed financial statements.

                       THE WARNACO GROUP, INC.
                       (Debtor-In-Possession)
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data)


                                                                                           Three Months Ended
                                                                                     -------------------------------
                                                                                      April 6,             April 7,
                                                                                        2002                 2001
                                                                                     ---------             --------
                                                                                               (Unaudited)
Net revenues                                                                         $ 410,052            $ 499,219
Cost of goods sold                                                                     291,640              353,942
                                                                                     ---------            ---------
Gross profit                                                                           118,412              145,277
Selling, general and administrative expenses                                           102,118              139,069
                                                                                     ---------            ---------
Operating income before reorganization items                                            16,294                6,208
Reorganization items                                                                    15,531                    -
                                                                                     ---------            ---------
Operating income                                                                           763                6,208
Investment loss                                                                              -                2,964
Interest expense (contractual interest of $45,970 - 2002)                                6,964               63,940
                                                                                     ---------            ---------
Loss before provision for income taxes and cumulative
     effect of change in accounting principle                                           (6,201)             (60,696)
Provision for income taxes                                                              49,929                2,922
                                                                                     ---------            ---------
Loss before cumulative effect of change in
     accounting principle                                                            $ (56,130)           $ (63,618)
Cumulative effect of change in accounting principle (net of
     income tax benefit of $53,513)                                                   (801,622)                   -
                                                                                     ---------            ---------
Net loss                                                                             $(857,752)           $ (63,618)
                                                                                     =========            =========
Basic loss per common share:
     Loss before accounting change                                                     $ (1.06)           $   (1.20)
     Cumulative effect of accounting change                                             (15.14)                   -
                                                                                     ---------            ---------
          Net loss                                                                   $  (16.20)           $   (1.20)
                                                                                     =========            =========

Diluted loss per common share:
     Loss before accounting change                                                   $   (1.06)           $   (1.20)
     Cumulative effect of accounting change                                             (15.14)                   -
                                                                                     ---------            ---------
           Net loss                                                                  $  (16.20)           $   (1.20)
                                                                                     =========            =========

Weighted average number of shares used in computing loss per share:
     Basic                                                                              52,936               52,874
                                                                                     =========            =========
     Diluted                                                                            52,936               52,874
                                                                                     =========            =========

       See notes to unaudited consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                    ---------------------------------
                                                                                     April 6,               April 7,
                                                                                       2002                   2001
                                                                                    ---------              ----------
                                                                                               (Unaudited)
Cash flows from operating activities:
Net loss                                                                            $(857,752)              $(63,618)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Loss on sale of GJM and Penhaligon's                                               2,139                      -
     Cumulative effect of accounting change                                           801,622                      -
     Increase in deferred tax valuation allowance                                      46,058                      -
     Depreciation and amortization                                                     13,831                 24,051
     Market value adjustments to Equity Agreements                                          -                  2,964
     Amortization of unearned stock compensation                                          120                  1,034
     Amortization of deferred financing cost                                            2,350                  3,992
Changes in operating assets and liabilities:
     Accounts receivable                                                              (17,732)               (71,521)
     Inventories                                                                       44,249                (19,313)
     Prepaid expenses and other current assets                                          4,135                  1,577
     Accounts payable, accrued expenses and other liabilities                           1,611                (58,901)
     Accrued income taxes                                                               2,361                 (5,004)
                                                                                    ---------              ---------
Net cash provided by (used in) operating activities                                    42,992               (184,739)
                                                                                    ---------              ---------
Cash flows from investing activities
     Disposals of fixed assets                                                            346                  1,987
     Purchase of property, plant & equipment                                           (1,978)               (13,050)
     Proceeds from sale of business units, net of cash balances                        20,459                      -
     (Increase) decrease in intangible and other assets                                   685                 (1,085)
                                                                                    ---------              ---------
Net cash provided by (used in) investing activities                                    19,512                (12,148)
                                                                                    ---------              ---------
Cash flows from financing activities:
     Net repayments under accounts receivable securitzation facility                        -                (80,600)
     Net borrowing under pre-petition credit facilities                                     -                326,102
     Repayments of pre-petition debt                                                   (5,932)                (5,662)
     Repayments of Amended DIP                                                        (47,056)                     -
     Other                                                                             (1,243)                  (171)
                                                                                    ---------              ---------
Net cash provided by (used in) financing activities                                   (54,231)               239,669
                                                                                    ---------              ---------
Translation adjustments                                                                 1,730                  1,594
                                                                                    ---------              ---------
Increase in cash                                                                       10,003                 44,376
Cash at beginning of period                                                            39,558                 11,076
                                                                                    ---------              ---------
Cash at end of period                                                               $  49,561              $  55,452
                                                                                    =========              =========


      See notes to unaudited consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)

Note 1 - Basis of Presentation

     General. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of The Warnaco Group, Inc. and its subsidiaries (collectively the "Company"), the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature, except for the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142")) and any adjustments related to the Chapter 11 Cases necessary to present fairly the financial position of the Company as of April 6, 2002 as well as its results of operations and cash flows for the periods ended April 6, 2002 and April 7, 2001. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 5,
2002.

     Chapter 11 Cases. On June 11, 2001 (the "Petition Date"), the Company and certain of its subsidiaries (each a "Debtor" and, collectively, the "Debtors") each filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS''SS' 101-1330, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (collectively the "Chapter 11 Cases"). The Company, 36 of its 37 U.S. subsidiaries and one of the Company's Canadian subsidiaries, Warnaco of Canada Company ("Warnaco Canada") are Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries are not debtors in the Chapter 11 Cases, nor are they subject to foreign bankruptcy or insolvency proceedings. However, certain debt obligations of the Company's foreign subsidiaries are subject to standstill agreements with the Company's pre-petition lenders.

     On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19, 2002, July 18, 2002 and August 22, 2002 (the "Amended DIP"). The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend certain deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. Amounts outstanding under the Amended DIP were $108,859 at April 6, 2002. As of August 30, 2002, the Company had repaid all outstanding borrowings under the Amended DIP and had approximately $70,507 of cash available as collateral against outstanding trade and stand-by letters of credit.

     Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have a right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means the Debtors agree to perform their obligations under the lease or contract and to cure all defaults, and "rejection" means that the Debtors are relieved from their obligation to perform under the

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


contract or lease, but are subject to damages for the breach thereof. Any damages resulting from such a breach will be treated as unsecured claims in the Chapter 11 Cases. The Debtors are in the process of reviewing their executory contracts and unexpired leases. Through April 6, 2002, the Debtors have rejected a number of executory contracts and unexpired leases. As of April 6, 2002, the Company had accrued approximately $20,600 related to rejected leases and contracts which is included in liabilities subject to compromise on the consolidated condensed balance sheets. The Company continues to evaluate its business operations and expects to reject additional contracts and leases prior to filing its plan of reorganization. Although the Debtors have attempted to estimate the amount of liability that may ultimately result from rejected contracts and leases, additional leases may be rejected in the future. Such rejections could result in additional liabilities subject to compromise that the Company has not anticipated. In connection with the consummation of a confirmed plan or plans of reorganization, the Company will elect to assume certain of its leases and executory contracts. The success of any plan of reorganization is dependent upon the Bankruptcy Court's approval of the Company's assumption of certain of these executory contracts, including certain license agreements.

     As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of April 6, 2002, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally are either excused or suspended during the Chapter 11 Cases.

     In the Chapter 11 Cases, substantially all of the Debtors' unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan or plans of reorganization which must be confirmed by the Bankruptcy Court after obtaining the requisite amount of votes by affected parties. For financial reporting purposes, those liabilities have been segregated and classified as liabilities subject to compromise in the consolidated condensed balance sheets. The ultimate amount of and settlement terms for such liabilities are subject to a confirmed plan or plans of reorganization and, accordingly, are not presently determinable.

     The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The Debtors requested, and on August 28, 2002 were granted, an extension of time until September 30, 2002 to file their exclusive plan of reorganization and until November 30, 2002 to solicit acceptances of such plan. If the Debtors fail to file a plan of reorganization or fail to obtain additional extensions of time to file a plan of reorganization by the extension date, or if the Debtors' plan is not accepted by the Bankruptcy Court, impaired classes of creditors and equity holders or any party-in-interest (including a creditor, equity holder, a committee of creditors or equity holders or an indenture trustee) may file their own plan of reorganization for the Debtors.

     After a plan of reorganization has been filed with the Bankruptcy Court, the plan and a disclosure statement approved by the Bankruptcy Court will be sent to classes of creditors whose acceptances will be solicited as part of the plan. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm the plan, the Bankruptcy Court is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would have received in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described below) and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization unless the plan proposes such measures. If any impaired class of creditors or equity holders does not accept the plan, then, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram-down"

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may approve a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements are met. These requirements include payment in full for a dissenting senior class of creditors before payment to a junior class can be made. Under the priority scheme established by the Bankruptcy Code, absent agreement to the contrary, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. As a result of the amount and character of the Company's pre-petition indebtedness, the shortfall between the Company's projected enterprise value and the amount necessary to satisfy the claims, in full, of its secured and unsecured creditors and the operation of the provisions of the Bankruptcy Code applicable to confirmation of a plan or plans of reorganization, the Company anticipates that under the plan of reorganization that it contemplates filing with the Bankruptcy Court holders of the Company's
(i) common stock will not receive any distribution, (ii) general unsecured claims will receive a modest distribution, (iii) secured indebtedness will receive a distribution substantially less than the face value of such indebtedness, and (iv) claims arising from or related to certain preferred securities will receive a modest distribution if the claimants thereunder do not oppose the plan. Accordingly, investment in the Company's securities and financial instruments is highly speculative.

     Management has stabilized the business of the Debtors and evaluated the Company's operations as part of the development of a plan of reorganization. After filing its proposed plan of reorganization, the Debtors will seek the acceptance and confirmation of the plan in accordance with the provisions of the Bankruptcy Code.

     During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. The Debtors continue to review their operations and identify assets available for potential disposition. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through April 6, 2002, the Company sold certain personal property, certain owned buildings and land and other assets generating net proceeds of approximately $10,200 of which approximately $4,000 was generated in the second quarter of fiscal 2002 (collectively the "Asset Sales"). The Asset Sales did not result in a material gain or loss since the Company had previously written down assets identified for potential disposition to estimated net realizable value. Substantially all of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended DIP. In addition, in the first quarter of fiscal 2002, the Company sold the business and substantially all of the assets of GJM Manufacturing Ltd., ("GJM"), a private label manufacturer of women's sleepwear and Penhaligon's Ltd. ("Penhaligon's"), a United Kingdom based retailer of perfumes, soaps, toiletries and other products. The sale of GJM and Penhaligon's generated approximately $20,459 of net proceeds and a net loss of approximately $2,139. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain of the Company's debt agreements ($4,800),
(ii) reduce amounts outstanding under the Amended DIP ($4,200), (iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders ($9,759) and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and for any working capital valuation adjustments ($1,700). In the second quarter of fiscal 2002, the Company began the process of closing 25 of its outlet stores. The closing of the stores and the related sale of inventory at approximately net book value, generated approximately $12,000 of net proceeds in the second quarter of fiscal 2002 which were used to reduce amounts outstanding under the Amended DIP. At April 6, 2002, the Company has classified certain assets as assets held for sale. The assets held for sale of $3,359 primarily represent land and buildings that were sold by the Company in the second and third quarters of fiscal 2002, at approximately net book value. Such assets were previously written-down to estimated net realizable value in fiscal 2001.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)



       Administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors and, consequently, the Company's consolidated results of operations. Future results of operations may also be adversely affected by other factors relating to the Chapter 11 Cases. Reorganization and administrative expenses related to the Chapter 11 Cases have been separately identified in the consolidated condensed statement of operations as reorganization items.

       The accompanying consolidated condensed financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") assuming the Company will continue as a going concern. The Company is currently operating under the jurisdiction of the Bankruptcy Code and the Bankruptcy Court. Continuation of the Company as a going concern is contingent upon, among other things its ability, (i) to formulate a plan of reorganization that will gain approval of the parties required by the Bankruptcy Code and be confirmed by the Bankruptcy Court, (ii) to continue to comply with the terms of the Amended DIP, (iii) to return to profitability, and (iv) to generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters, along with the Company's losses from operations and stockholders' capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any of the adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

       Periods Covered. The quarter ended April 6, 2002 (the "first quarter of fiscal 2002") included 13 weeks of operations. The quarter ended April 7, 2001 (the "first quarter of fiscal 2001") included 14 weeks of operations.

       Reclassification: Certain prior year amounts have been reclassified to conform to the current year presentation.

       Impact of New Accounting Standards: In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 specifies criteria for the recognition of certain intangible assets apart from goodwill. The adoption of SFAS No. 141 did not have an impact on the Company's financial statements.

       SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually. SFAS No. 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 142 beginning with the first quarter of fiscal 2002, See Note 3.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company plans to adopt the provisions of SFAS No. 143 for its 2003 fiscal year and does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of SFAS No. 144 for its

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


2002 fiscal year. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the financial position or results of operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, of SFAS No. 146 on its consolidated financial statements.

       In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products, which was later codified along with other similar issues, into EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 was effective for the Company in the first quarter of fiscal 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products. The adoption of EITF 01-09 did not have a material impact on the Company's financial position or its results of operations.

Note 2 - Reorganization Items

     In connection with the Chapter 11 Cases, the Company has initiated several actions and organizational changes designed to streamline the Company's operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001, will not be completed until the end of fiscal 2002 or later. In addition, the Company continues to review its operations and identify assets available for potential disposition. However, there can be no assurance that the Company will be able to consummate any such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

     The amount of proceeds that will be realized, if any, and the effect of any additional asset sales on the Company's proposed plan of reorganization cannot presently be determined. The Company has recorded reductions to the net realizable value for assets the Company believes will not be fully realized when they are sold or abandoned.

     As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


     The components of reorganization items for the first quarter fiscal 2002 are:

Professional fees                                              $7,181
Employee retention and transaction bonuses                      5,163
Loss from the sale of Penhaligon's and GJM                      2,139
Loss from sales of fixed and other assets, net                    126
Other                                                             922
                                                               -------

                                                               $15,531
                                                               =======


     For the first quarter of fiscal 2002 cash reorganization items were $12,143 and non-cash reorganization items were $3,388. Certain reorganization related accruals are classified with liabilities subject to compromise. The ultimate amount of cash payments for all reorganization items are subject to the provisions of a confirmed plan or plans of reorganization and therefore cannot presently be determined.

Note 3 - Intangible Assets and Goodwill

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS No. 142 addresses financial accounting and reporting for intangible assets and acquired goodwill. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually. Intangible assets with finite useful lives are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

     As of January 5, 2002 the Company had intangible assets with indefinite useful lives and goodwill net of accumulated amortization of approximately $940,065. The Intimate Apparel Division's intangible assets consisted of goodwill of $136,960 and indefinite lived intangible assets (primarily owned trademarks and rights to utilize certain trademarks in perpetuity) of $64,992. The Sportswear and Swimwear Division's intangible assets consisted of goodwill of $552,349 and indefinite lived intangible assets (primarily owned trademarks and license rights for periods exceeding forty years) of $172,198. The Retail Stores Division had intangible assets consisting of goodwill of $3,616. The Company also had other indefinite lived intangible assets consisting of owned trademarks of $9,950. The Company's Sportswear and Swimwear Division also had definite lived intangible assets consisting of certain license rights of $6,316.

     Under the provisions of SFAS No. 142, goodwill is deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit intangible assets are deemed impaired if the carrying amount exceeds the face value of the assets. The Company obtained an independent appraisal of its Business Enterprise Value ("BEV") in connection with the preparation of its plan of reorganization. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 net of income tax benefit of $53,513 as a cumulative effect of a change in accounting from the adoption of SFAS No. 142. The remaining value of intangible assets with indefinite useful lives and goodwill after the adoption of SFAS No. 142 is $84,930. The Intimate Apparel Division has indefinite lived intangible assets of $52,037. The Sportswear and Swimwear Division has indefinite lived intangible assets of $19,327. The Company also has other indefinite lived intangible assets of $9,950. The Retail Stores Division has goodwill of $3,616. In addition, the Sportswear and Swimwear Division has definite lived intangible assets of $6,316.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


     Amortization expense related to goodwill and intangible assets was $226 in the first quarter of fiscal 2002 and $9,175 in the first quarter of fiscal 2001, respectively. Pro-forma net loss for the first quarter of fiscal 2001, assuming SFAS No. 142 had been adopted effective January 1, 2001 is as follows:

Net loss - as originally reported                              $(63,618)
Reduction in amortization expense                                 8,949
                                                               --------
Net loss - as adjusted                                         $(54,669)
                                                               ========

Basic and diluted loss per share:
As reported                                                    $  (1.20)
                                                               ========
As adjusted                                                    $  (1.03)
                                                               ========


Note 4 - Special Charges

The details of reserve utilization during the first quarter of fiscal 2002 and the first quarter of fiscal 2001 and reserves remaining at April 6, 2002 and April 7, 2001 for costs incurred in connection with the fiscal 2000 special charges are summarized below:


                                Inventory     Facility     Employee
                               write-downs    shutdown    termination
                                   and      and contract      and                         Legal and
                               other asset  termination    severance    Retail outlet   other related
                               write-offs    costs (a)       costs      store closings      costs         Total
                               ----------   ------------  ------------  --------------  -------------   --------
Balance as of January 5, 2002   $   --       $6,057            $279           $ --          $ --        $  6,336

Cash reductions                     --         --              (128)            --            --            (128)
                                 -------     ------          ------           ------        ------      --------

Balance as of April 6, 2002     $   --       $6,057            $151           $ --          $ --         $ 6,208
                                 =======     ======          ======           ======        ======      ========


Balance as of December 30, 2000  $29,501    $11,805          $6,655           $4,711        $3,820      $ 56,492

Cash reductions                     --       (2,318)         (2,033)            (458)       (2,832)       (7,641)

Non-cash reductions              (18,138)       (48)           --             (1,754)         --         (19,940)
                                 -------     ------          ------           ------        ------      --------

Balance as of April 7, 2001      $11,363     $9,439          $4,622           $2,499        $  988      $ 28,911
                                 =======     ======          ======           ======        ======      ========


(a) Includes $2,211 of liabilities subject to compromise as of April 6, 2002 and January 5, 2002.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)




Note 5 - Inventory

                                       April 6,             January 5,
                                         2002                  2002
                                       --------             ----------
Finished goods                         $340,055              $375,956
Work in process                          43,700                47,325
Raw materials                            38,148                45,718
                                       --------              --------
                                        421,903               468,999
Less:  reserves                          45,799                50,097
                                       --------              --------
                                       $376,104              $418,902
                                       ========              ========


Note 6 - Debt

                                                                     April 6, 2002    January 5, 2002
                                                                     -------------    ---------------
Amended DIP                                                           $   108,859       $   155,915
$600 million term loan                                                    587,548           587,548
Revolving credit facilities                                             1,018,719         1,018,719
Term Loan agreements                                                       27,161            27,161
Capital lease obligations                                                   5,018             5,582
Foreign credit facilities (a)                                             138,070           143,439
Equity Agreement Notes                                                     56,677            56,677
                                                                      -----------       -----------
                                                                        1,942,052         1,995,041
Reclassified to liabilities subject to compromise                      (1,833,193)       (1,839,126)
                                                                      -----------       -----------
     Total debt (all current)                                         $   108,859       $   155,915
                                                                      ===========       ===========


(a) The reduction in the amount of foreign credit facilities primarily reflects repayments of certain amounts from the proceeds generated from the sale of GJM and Penhaligon's.

         Total debt does not include trade drafts outstanding as of April 6, 2002 and January 5, 2002 of $351,367 that are included in liabilities subject to compromise.

Debtor-in-Possession Financing

         On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19, 2002, July 18, 2002 and August 22, 2002 (the "Amended DIP"). The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend certain deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


         Amounts outstanding under the Amended DIP at April 6, 2002 and January 5, 2002 were $108,859 and $155,915 respectively. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at April 6, 2002 and January 5, 2002 of approximately $53,146 and $60,031 respectively. The total amount of additional credit available to the Company at April 6, 2002 and January 5, 2002 was $221,212 and $159,054 respectively.

         As of August 30, 2002, the Company had repaid all outstanding borrowings under the Amended DIP and had approximately $70,507 of cash available as collateral against outstanding trade and stand-by letters of credit.

         The Amended DIP is secured by substantially all of the domestic assets of the Company.

Pre-Petition Debt Agreements--Subject to Compromise

         The Company was in default of substantially all of its U.S. pre-petition credit agreements as of April 6, 2002. All pre-petition debt of the Debtors has been classified as liabilities subject to compromise in the consolidated condensed balance sheet at April 6, 2002 and January 5, 2002. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on June 11, 2001, except for interest on certain foreign credit agreements that are subject to standstill and inter-creditor agreements. Total interest accrued on foreign debt agreements was $1,588 in the first quarter of fiscal 2002. Total interest accrued on foreign debt agreements since the Petition Date totaled $5,698, which is included in liabilities subject to compromise at April 6, 2002. The Company's plan or plans of reorganization may require the payment of such interest.

Note 7 - Liabilities Subject to Compromise

         The principal categories of obligations classified as liabilities subject to compromise are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim as filed with the Bankruptcy Court and may be subject to future adjustments depending on future Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. In addition, other claims may result from the rejection of additional leases and executory contracts by the Debtors. The following summarizes liabilities subject to compromise at April 6, 2002 and January 5, 2002:

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)




                                                               April 6, 2002       January 5, 2002
                                                               -------------       ---------------
Current liabilities:
     Accounts payable                                            $  386,796          $  386,711
     Accrued liabilities and interest                                67,402              66,071
Debt:
$600 million term loan                                              587,548             587,548
Revolving credit facilities                                       1,018,719           1,018,719
Term Loan agreements                                                 27,161              27,161
Capital lease obligations                                             5,018               5,582
Foreign credit facilities (a)                                       138,070             143,439
Equity Agreement Notes                                               56,677              56,677
Company-obligated mandatorily redeemable convertible                120,000             120,000
     preferred securities
Other liabilities                                                    27,485              27,485
                                                                 ----------          ----------
                                                                 $2,434,876          $2,439,393
                                                                 ==========          ==========


(a) The reduction in the amount of foreign credit facilities primarily reflects repayments of certain amounts from the proceeds generated from the sale of GJM and Penhaligon's.

Note 8 - Company-Obligated Mandatorily Redeemable Convertible Preferred Securities.

         In 1996, the Company's wholly owned subsidiary, Designer Holdings Ltd. ("Designer Holdings") issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities with an aggregate nominal value of $120,000 (the "Preferred Securities"). Each Preferred Security is convertible into 0.6888 of a share of the Company's common stock, or an aggregate of 1,653,177 shares. The nominal value of the Preferred Securities is included in liabilities subject to compromise at April 6, 2002 and January 5, 2002. As a result of the amount and character of the Company's pre-petition indebtedness, the shortfall between the Company's projected enterprise value and the amount necessary to satisfy the claims, in full, of its secured and unsecured creditors and the operation of the provisions of the Bankruptcy Code applicable to confirmation of a plan or plans of reorganization, the Company believes that under the plan of reorganization it contemplates filing with the Bankruptcy Court holders of the Preferred Securities will receive a modest distribution if the claimants thereunder do not oppose the plan.

         The following summarizes the unaudited financial information of Designer Holdings, as of April 6, 2002 and January 5, 2002 and for the three months ended April 6, 2002 and April 7, 2001.

         The information below may not be indicative of future operating results.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)



Balance sheet summary:

                                                         April 6,             January 5,
                                                           2002                  2002
                                                         --------             ----------
     Current assets                                      $ 87,966              $ 96,536
     Noncurrent assets                                    136,102               421,955
     Current liabilities                                   24,279                24,684
     Noncurrent liabilities                                41,535                39,562
     Liabilities subject to compromise:
        Current liabilities                                 8,403                 8,564
        Redeemable preferred securities                   120,000               120,000
     Stockholders' equity                                  26,510               325,681



Statement of operations summary:

                                                               Three months ended
                                                        -------------------------------
                                                         April 6,              April 7,
                                                          2002                   2001
                                                        ---------              --------
     Net revenues                                       $  70,476 (a)          $ 80,326 (a)
     Cost of goods sold                                    53,323                60,959
     Net loss                                            (299,171)(c)           (19,852)(b)



(a) Excludes Retail Store Division's net revenues of $14,707 and $11,340 for the three months ended April 6, 2002 and April 7, 2001 respectively. As a result of the integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

(b) Net income (loss) includes a charge of $4,123 for general corporate expenses.

(c) Includes the cumulative effect of a change in accounting principle of $302,655 related to the adoption of SFAS No. 142

Note 9 - Supplemental Cash Flow Information

                                                                Three months ended
                                                           ----------------------------
                                                          April 6,             April 7,
                                                            2002                 2001
                                                          --------             --------
Cash paid for:
     Interest                                              $3,202               $57,983
     Income taxes, net of refunds received                  1,706                 5,222


Note 10 - Business Segments

         The Company operates in three segments: Sportswear and Swimwear, Intimate Apparel, and Retail Stores.

         The Sportswear and Swimwear segment designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportswear and jeanswear, men's accessories and men's, women's, junior's and children's active apparel under the Chaps by Ralph Lauren'r', Calvin Klein'r', Catalina'r', A.B.S. by Allen Schwartz'r', Speedo'r', Speedo'r' Authentic Fitness'r', Anne Cole'r', Cole of California'r', Sandcastle'r', Sunset Beach'r', Lauren'r'/Ralph Lauren'r', Ralph'r'/Ralph Lauren'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand names.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)




         The Intimate Apparel segment designs, manufactures, imports and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', White Stag'r', Lejaby'r', Rasurel'r' and Bodyslimmers'r' brand names, and men's underwear under the Calvin Klein'r' brand name.

         The Retail Stores segment which is comprised of both outlet as well as full-price retail stores, principally sells the Company's products to the general public through stores under the Speedo'r' Authentic Fitness'r' name as well as through Company outlet stores for the disposition of excess and irregular inventory. The Company had 75 Speedo Authentic Fitness and 51 retail outlet stores as of April 6, 2002.

         The accounting policies of the segments are the same as those of the Company. Transfers to the Retail Stores segment occur at standard cost and are not reflected in the net revenues of the Intimate Apparel or Sportswear and Accessories segments. The Company evaluates the performance of its segments based upon operating income (loss) before corporate charges and reorganization items. Information by business segment is set forth below.

                                                   Sportswear
                                                      and          Intimate        Retail
                                                    Swimwear       Apparel         Stores         Total
                                                   ----------      --------        -------       --------
Three months ended April 6, 2002:
-------------------------------------
    Net revenues                                    $236,944       $144,167        $28,941       $410,052
    Segment operating income (loss)                   26,688         12,506         (4,210)        34,984

Three months ended April 7, 2001:
-------------------------------------
    Net revenues                                    $291,516       $162,879        $44,824       $499,219
    Segment operating income (loss)                   32,686          8,530         (3,588)        37,628


         A reconciliation of total segment operating income (loss) to total consolidated income (loss) before taxes and cumulative effect of a change in accounting principle for the three months ended April 6, 2002 and April 7, 2001, respectively, is as follows:


                                                                   Three Months Ended
                                                                 April 6,      April 7,
                                                                  2002           2001
                                                                ---------      --------
Segment operating income (loss)                                  $34,984       $ 37,628
General corporate expenses not allocated                          18,690         31,420
                                                                 -------       --------
Operating income before reorganization
    items                                                         16,294          6,208
Reorganization items                                              15,531              -
                                                                 -------       --------
Operating income                                                     763          6,208
Investment (income) expense                                            -          2,964
Interest expense                                                   6,964         63,940
                                                                 -------       --------
Loss before provision for income taxes and
    cumulative effect of change in accounting principle          $(6,201)      $(60,696)
                                                                 =======       ========

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


Note 11 - Comprehensive Loss

         The components of comprehensive loss for the three months ended April 6, 2002 and April 7, 2001 are as follows:

                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                April 6,              April 7,
                                                                                  2002                 2001
                                                                                ---------             --------
Net loss                                                                        $(857,752)            $(63,618)
                                                                                ---------             --------
Other comprehensive income loss:
  Foreign currency translation adjustments                                          1,730                  796
  Change in unfunded minimum pension liability                                     (2,000)              (1,530)
  Transition adjustment for SFAS No. 133 adoption                                       -               20,328
  Change in fair value of cash flow hedge, interest rate swaps                          -                 (202)
  Unrealized loss on marketable securities                                            (45)                 (14)
                                                                                ---------             --------
Total other comprehensive income (loss)                                              (315)              19,378
                                                                                ---------             --------

Comprehensive loss                                                              $(858,067)            $(44,240)
                                                                                =========             ========


         The transition adjustment related to the reclassification of a gain on the termination of certain interest rate swaps from other liabilities to other comprehensive income.

         The components of accumulated other comprehensive loss as of April 6, 2002 and January 5, 2002 is as follows:


                                                                April 6,        January 5,
                                                                  2002            2002
                                                                --------        ----------
Unfunded minimum pension liability                              $(34,494)        $(32,494)
Foreign currency translation adjustments                         (18,831)         (20,561)
Unrealized holding gain (loss), net                                   (6)              39
                                                                --------         --------

Total accumulated other comprehensive loss                      $(53,331)        $(53,016)
                                                                ========         ========


Note 12 - Income Taxes

         The provision for income taxes for the first quarter of fiscal 2002 of $49,929 reflects an increase in the Company's valuation allowance of approximately $46,058 and accrued income taxes of approximately $3,871 on foreign earnings. The increase in the valuation allowance during the first quarter of fiscal 2002 results from an increase in the Company's deferred tax assets that may not be realized. The Company has not provided any tax benefit for domestic losses incurred during the first quarter of fiscal 2002.

         The provision for income taxes for the first quarter of fiscal 2001 of $2,922 reflects accrued taxes on foreign earnings. The Company has not provided any tax benefit for domestic losses incurred in the first quarter of fiscal 2001.

         The tax effect associated with impairment losses was recorded by the Company in accordance with the adoption of SFAS No. 142 during the first quarter of fiscal 2002.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)

Note 13 - Equity
----------------

                                                                                          Three Months Ended
                                                                                    --------------------------------
                                                                                     April 6,              April 7,
                                                                                       2002                  2001
                                                                                    ---------              --------
Numerator for basic and diluted loss per share:
      Loss before cumulative effect of change in accounting                         $ (56,130)             $(63,618)
      Cumulative effect of change in accounting                                      (801,622)                    -
                                                                                    ---------              --------
Net loss                                                                            $(857,752)             $(63,618)
                                                                                    =========              ========

Denominator for basic and diluted loss per share -- weighted
   average shares                                                                      52,936                52,874
                                                                                    =========              ========

Basic loss per share before cumulative effect
      of change in accounting (a) (b)                                               $   (1.06)             $  (1.20)
                                                                                    =========              ========

Diluted loss per share before cumulative effect
      of change in accounting (a) (b)                                               $   (1.06)             $  (1.20)
                                                                                    =========              ========

(a) The effect of potentially dilutive securities has been excluded from the computation of loss per share for both the first quarter of fiscal 2002 and the first quarter of fiscal 2001 because the effect would have been anti-dilutive. Dilutive securities at the end of the first quarter of fiscal 2002 and the first quarter of fiscal 2001 included options to purchase 5,293,342 shares and 15,699,796 shares of common stock, unvested restricted stock of 19,424 shares and 260,950 shares, respectively. Dilutive securities also includes 5,200,000 shares which are issuable pursuant to the Equity Agreements at April 6, 2002 and April 7, 2001, respectively.

(b)  There were no outstanding, in-the-money options at April 6, 2002.

                                                      April 6,           April 7,
                                                        2002               2001
                                                   ------------       -------------
Number of shares under option                        5,293,342         15,699,796
Range of exercise prices                           $0.67-$42.88       $2.88-$42.88

     Options to purchase shares of common stock outstanding at April 6, 2002 and April 7, 2001 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

     Incremental shares issuable on the assumed conversion of the Preferred Securities amounting to 1,653,177 shares were not included in the computation of diluted earnings per share for any of the periods presented, as the impact would have been anti-dilutive.

     The Company has reserved 16,132,022 shares of Class A Common Stock for issuance under its various stock option plans as of April 6, 2002. In addition, as of April 6, 2002 there are 12,242,629 shares of Class A Common Stock in treasury stock available for the issuance under certain of the plans.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)

Note 14 - Legal Matters
-----------------------

     As a consequence of the Chapter 11 Cases, all pending claims and litigation against the Company and its filed subsidiaries have been automatically stayed pursuant to Section 362 of the Bankruptcy Code absent further order of the Bankruptcy Court. Below is a summary of legal proceedings the Company believes to be material.

     Speedo Litigation. On September 14, 2000, Speedo International Limited ("SIL") filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB) (the "Speedo Litigation"), against The Warnaco Group, Inc. and various other Warnaco entities (the "Warnaco Defendants") alleging claims, inter alia, for breach of contract and trademark violations (the "Speedo Claims"). The complaint seeks, inter alia, termination of certain licensing agreements, injunctive relief and damages.

     On November 8, 2000, the Warnaco Defendants filed an answer and counterclaims against SIL seeking, inter alia, a declaration that the Warnaco Defendants have not engaged in trademark violations and are not in breach of the licensing agreements, and that the licensing agreements in issue (the "Speedo Licenses") may not be terminated.

     On or about October 30, 2001, SIL filed a motion in Bankruptcy Court seeking relief from the automatic stay to pursue the Speedo Litigation in the District Court, and have its rights determined there through a jury trial (the "Speedo Motion"). The Debtors opposed the Speedo Motion, and oral argument was held on February 21, 2002. On June 11, 2002, the Bankruptcy Court denied the Speedo Motion on the basis that inter alia, (i) the Speedo Motion was premature and (ii) the Bankruptcy Court has core jurisdiction over resolution of the Speedo Claims. Accordingly, the material issues raised by the Speedo Claims will likely be decided by the Bankruptcy Court in the context of assumption or rejection of the Speedo Licenses or the confirmation of the Company's plan or plans of reorganization.

     The Company believes the Speedo Claims to be without merit and intends to vigorously dispute them and pursue its counterclaims.

     Wachner Claim. On January 18, 2002, Mrs. Linda J. Wachner, former President and Chief Executive Officer of the Company, filed a proof of claim in the Chapter 11 Cases related to the post-petition termination of her employment with the Company asserting an administrative priority claim in excess of $25 million (the "Wachner Claim"). The Debt Coordinators for the Company's pre-petition lenders, the Official Committee of Unsecured Creditors and the Company have objected to the Wachner Claim. Discovery with respect to the Wachner Claim is proceeding and a hearing will be scheduled in the Bankruptcy Court regarding the Wachner Claim.

     Shareholder Class Actions. Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers and directors (the "Shareholder I Class Action"). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 19, 2000 (the "First Class Period"), allege, inter alia, that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act") by artificially inflating the price of the Company's stock and failing to disclose certain information during the First Class Period.

     On November 17, 2000, the Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)

approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs' voluntarily dismissed, without prejudice, their claims against the Company.

     Between April 20, 2001 and May 31, 2001, five putative class action complaints, against the Company and certain of its current and former officers and directors were filed in the U.S. District Court for the Southern District of New York (the "Shareholder II Class Action"). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 29, 2000 and April 18, 2001 (the "Second Class Period"), allege, inter alia, that defendants violated the Exchange Act by artificially inflating the price of the Company's stock and failing to disclose negative information during the Second Class Period.

     On August 3, 2001, the Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346
(MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain current and former officers and directors of the Company, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002, the defendants filed motions to dismiss the second amended complaint, which motions are pending. On August 21, 2002, plaintiffs filed a third amended complaint adding the Company's current independent auditors as a defendant.

     SEC Investigation. As previously disclosed, the staff of the Securities and Exchange Commission (the "SEC") has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with the preparation and publication of various financial statements and other public statements. On July 18, 2002, the SEC staff informed the Company that it intends to recommend that the SEC authorize a civil enforcement action against the Company and certain persons who have been employed by or affiliated with the Company since prior to January 3, 1999 alleging violations of the federal securities laws. The SEC staff invited the Company to make a Wells Submission describing the reasons why no such action should be brought. On September 3, 2002, the Company filed its Wells Submission. The Company does not expect the resolution of this matter as to the Company to have a material effect on the Company's financial condition, results of operations or its business.

Note 15 - Supplemental Condensed Financial Information
------------------------------------------------------

     The following condensed financial statements of The Warnaco Group, Inc., 36 of its 37 U.S. subsidiaries and Warnaco Canada (the "Debtors") represent the condensed consolidated financial position at April 6, 2002 and January 5, 2002, results of operations and cash flows for the Debtors for the first quarter of fiscal 2002.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)


                                                                                  April 6, 2002         January 5, 2002
                                                                                  -------------         ---------------
                                     ASSETS
Current assets                                                                     $   591,528           $   624,623
Net property, plant and equipment                                                      178,886               191,117
Intercompany accounts, net                                                              44,002                44,532
Intangible assets, net                                                                  80,480               869,659
Investment in affiliates                                                               119,599               181,212
                                                                                   -----------           -----------
                                                                                   $ 1,014,495           $ 1,911,143
                                                                                   ===========           ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities not subject to compromise:
     Current Liabilities:
        Debtor-in-Possession revolving credit facility                             $   108,859           $   155,915
        Other current liabilities                                                      146,904               135,383
                                                                                   -----------           -----------

     Total current liabilities                                                         255,763               291,298

     Other long-term liabilities                                                        33,087                31,736
Liabilities subject to compromise                                                    2,434,876             2,439,393
Stockholders' deficiency:
     Class A Common Stock, $0.01 par value
       130,000,000 shares authorized, 65,232,594 issued                                    654                   654
     Additional paid-in-capital                                                        909,054               909,054
     Accumulated other comprehensive loss                                              (53,331)              (53,016)
     Deficit                                                                        (2,251,426)           (1,393,674)
     Treasury stock, at cost                                                          (313,889)             (313,889)
     Unearned stock compensation                                                          (293)                 (413)
                                                                                   -----------           -----------
Total stockholders' deficiency                                                      (1,709,231)             (851,284)
                                                                                   -----------           -----------
                                                                                   $ 1,014,495           $ 1,911,143
                                                                                   ===========           ===========


                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)

                                                                        For the Three
                                                                         Months Ended
                                                                         April 6, 2002
                                                                        --------------
Net revenues                                                               $ 346,771
Cost of goods sold                                                           260,807
                                                                           ---------
Gross profit                                                                  85,964
Selling, general and administrative expenses                                  77,864
                                                                           ---------
Operating income before reorganization items                                   8,100
Reorganization items                                                          14,391
Equity in (income) loss of unconsolidated subsidiaries                        (4,943)
                                                                           ---------
Operating income                                                              (1,348)
Interest expense                                                               6,923
Other (income) expense                                                          (491)
                                                                           ---------
Loss before provision for income taxes
     and cumulative effect of change in accounting
     principle                                                                (7,780)
Provision for income taxes                                                    48,350
                                                                           ---------
Loss before cumulative effect of
     change in accounting principle                                          (56,130)
Cumulative effect of change in accounting
     principle net of income tax benefit                                     801,622
                                                                           ---------
Net loss                                                                   $(857,752)
                                                                           =========

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, excluding share data)
                                   (Unaudited)

                                                                                     For the Three
                                                                                     Months Ended
                                                                                     April 6, 2002
                                                                                     -------------
Cash flows from operating activities:
    Net loss                                                                            $(857,752)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation and amortization                                                    12,332
          Amortization of deferred financing costs                                          2,350
          Cumulative effect of the change in accounting                                   801,622
          Increase in income tax valuation allowance                                       53,513
          Loss on sale of GJM and Penhaligon's                                              2,139
      Accounts receivable                                                                 (12,283)
      Inventories                                                                          44,761
      Accounts payable and accrued liabilities                                              2,430
      Change in pre-petition liabilities                                                    1,415
      Prepaid expenses and other current assets                                            11,587
      Net change in intercompany and investment accounts                                  (74,435)
      Change in other long-term liabilities                                                55,535
                                                                                        ---------
             Net cash provided by operating activities                                     43,214

Cash flows from investing activities:
    Capital expenditures, net of disposals                                                    303
                                                                                        ---------
             Net cash provided by investing activities                                        303

Cash flows from financing activities:
    Net repayments under Pre-petition Credit Facilities                                      (356)
    Net repayments under Amended DIP                                                      (47,056)
                                                                                        ---------
             Net cash used in financing activities                                        (47,412)
Translation adjustments                                                                     1,730
                                                                                        ---------
             Net decrease in cash and cash equivalents                                     (2,165)
    Cash at beginning of period                                                            18,758
                                                                                        ---------
    Cash at end of period                                                               $  16,593
                                                                                        =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


       The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the value of the Company's common stock. Please refer to Item 1. Business included in the Company's Annual Report on Form 10-K for the year ended January 5, 2002 for a discussion of the Company's business operations.

Proceedings under Chapter 11 of the Bankruptcy Code

       On the Petition Date the Company, 36 of its 37 U.S. subsidiaries and Warnaco Canada (the "Debtors") each filed a petition for relief under Chapter 11 of the Bankruptcy Code. The remainder of the Company's foreign subsidiaries are not debtors in the Chapter 11 Cases, nor are they subject to foreign bankruptcy or insolvency proceedings. The Debtors are managing their businesses and properties as debtors-in-possession.

       Management has stabilized the business of the Debtors and evaluated the Company's operations as part of the development of a plan of reorganization. After filing its proposed plan of reorganization, the Debtors will seek the acceptance and confirmation of the plan in accordance with the provisions of the Bankruptcy Code.

       During the term of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. The Debtors continue to review their operations and identify assets for disposition. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through August 30, 2002, the Company sold certain assets including its GJM and Penhaligon's business units and the inventory of certain retail outlet stores generating net proceeds of approximately $43 million in the aggregate.

       The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors and consequently, the Company's consolidated results of operations. Future results of operations may also be adversely affected by other factors relating to the Chapter 11 Cases.

Basis of Presentation

       The Company's consolidated condensed financial statements included in this Quarterly Report have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize upon its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading thereto, there is substantial doubt about the appropriateness of the use of the "going concern" assumption. Furthermore, the Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial doubt. If the "going concern" basis was not used in the preparation of the Company's consolidated condensed financial statements, significant adjustments would be necessary in the carrying value of assets and liabilities, the classification of assets and liabilities and the amount of revenue and expenses reported. Continuation of the Company as a "going concern" is contingent upon, among other things its ability (i) to formulate a plan of reorganization that will gain the approval of the parties required by the Bankruptcy Code and the Bankruptcy Court, (ii) to comply with the terms of the Amended DIP, (iii) to return to profitability, and (iv) to generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters create substantial doubt about the Company's ability to continue as a "going concern".

Discussion of Critical Accounting Policies

       SEC Financial Reporting Release No. 60 encourages companies to include a discussion of critical accounting policies or methods used to prepare financial statements. In addition, Financial Reporting Release No. 61 encourages companies to include a discussion addressing, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. The following are the Company's critical accounting policies and a brief discussion of each.

       Use of estimates. The Company uses estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgement of the Company's management. The Company evaluates its assumptions and estimates on an on-going basis and may employ outside experts to assist in the Company's evaluations. The Company believes that the use of estimates affects the application of all of the Company's accounting policies and procedures.

       The Company has estimated the amounts that its creditors will be entitled to claim in the Chapter 11 Cases as liabilities subject to compromise. The determination of the amount of these claims is subject to the provisions of various contracts, license agreements and leases. In addition, the amount of claims is subject to review and approval by the Bankruptcy Court. The ultimate amount of claims that will be allowed by the Bankruptcy Court and the amount that the claims will ultimately be settled for cannot be determined at this time.

       The Company has identified reorganization items related to the Company's Chapter 11 Cases. The determination of certain of the amounts included in reorganization items involves the estimation of amounts that will ultimately be realized from the sales of assets and the amount of liabilities that will be ultimately be claimed by certain of the Company's creditors in the Chapter 11 Cases. The actual amounts that will ultimately be realized or claimed differ significantly from the amounts originally estimated by the Company. The Company reviews its estimates of reorganization items on a monthly basis and adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated.

       In fiscal 2000, the Company recorded special charges related to the closing of facilities, discontinuing under-performing product lines, write-down of assets and reduction of its production, distribution and administrative workforce. The determination of the amount of special items involved the estimation of amounts that will be realized from the sales of assets and the amount of liabilities that will be incurred in the future. The actual amounts that will ultimately be realized from asset sales or liabilities that will be incurred may differ significantly from the amounts originally estimated by the Company. The Company reviews its estimates of special items on an on-going basis. Adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated.

       In the first quarter of fiscal 2002, the Company recorded a charge of $801,622, net of income tax benefit of $53,513 for the cumulative effect of a change in accounting related to the adoption of SFAS No. 142. The determination of the amount of the charge for the cumulative effect involved significant judgement and the use of estimates of the future earnings of the Company and its various business units and the fair value assigned to the Company's various assets and liabilities. The amount that the Company and its various business units will ultimately earn and the future fair value of the Company's assets and business units could differ significantly from those estimates.

       Revenue recognition. The Company recognizes revenue when goods are shipped to customers and title has passed, net of allowances for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers. The Company maintains an allowance for estimated amounts that the Company does not expect to collect from its trade customers. The allowance for doubtful accounts includes amounts the Company expects its customers to deduct for advertising allowances, trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and a general amount for estimated losses. The amount of the provision for accounts receivable allowances is affected by the overall economy, the financial condition of the Company's customers and many other factors, most of which are not controlled by the Company or its management. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the allowance for doubtful accounts significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of certain of its customers.

       Inventories. The Company values its inventories at the lower of cost, determined on a first-in first-out basis, or market value. The Company evaluates all inventories to determine excess units or slow moving styles based upon quantities on hand, orders in house and expected future orders. For those items of which the Company believes it has an excess supply or for styles or colors that are out-of-date, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. As of April 6, 2002, the Company had identified inventory with a carrying value of approximately $64.0 million as potentially excess and or obsolete and had approximately $45.8 million of inventory reserves for this excess and obsolete inventory and for other inventory adjustments. As of January 5, 2002, the Company had identified inventory with a carrying value of approximately $88.2 million as potentially excess and or obsolete and had approximately $50.1 million of inventory reserves for this excess and obsolete inventory and for other inventory adjustments.

       Long-Lived Assets. The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets.

       Income taxes. The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized.

Reorganization items

       In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes during fiscal 2001 to streamline the Company's operations, focus on its core businesses, and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001, will not be completed until the end of fiscal 2002 or later. In connection with these strategies, the Company reorganized its Retail Stores Division by closing 86 of the 267 stores it operated at the beginning of fiscal 2001. The Company closed 55 additional stores in fiscal 2002 and plans to close approximately 50 additional stores by the end of 2002.
The Company recorded approximately $2,500 of lease termination costs in the second and third quarters of fiscal 2002 related to the additional retail store closings.

       The Debtors continue to review their operations and identify assets available for potential disposition. However, there can be no assurance that the Company will be able to consummate any such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

       In the first quarter of fiscal 2002, the Company sold the assets of Penhaligon's and GJM for net proceeds of approximately $20.5 million in the aggregate. In fiscal 2001, the Company recorded an impairment loss related to the goodwill of GJM of approximately $26.8 million.

       The amount of proceeds that will be realized, if any, and the effect of any additional asset sales on the Company's proposed plan or plans of reorganization cannot presently be determined. The Company has recorded asset impairment losses for those assets that the Company believes will not be fully realized when they are sold or abandoned.

       As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees, written-down certain assets and accelerated the recognition of certain deferred charges. The transactions were recorded consistent with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

       Reorganization items included in the consolidated condensed statement of operations in the first quarter of fiscal 2002 are $15.5 million. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. In addition, certain accruals are subject to compromise under the provisions of the Bankruptcy Code. The Company has recorded these accruals at the estimated amount the creditor is entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are subject to determination in the bankruptcy process including the terms of a confirmed plan or plans of reorganization and accordingly are not presently determinable. However, the Company believes that these claims will ultimately be discharged under a confirmed plan of reorganization for amounts that are substantially less than the carrying amount of the related liability.

Results of Operations.

                     STATEMENT OF OPERATIONS (SELECTED DATA)


                                                                             Three Months Ended
                                                             ----------------------------------------------------
                                                                              % of                        % of
                                                                April 6,      net          April 7,       net
                                                                  2002      revenue          2001       revenue
                                                                  ----      -------          ----       -------
                                                                      (Amounts in thousands of dollars)
                                                                                 (Unaudited)

Net revenues                                                       $410,052                    $499,219
Cost of goods sold                                                  291,640                     353,942
                                                                   ---------                   ---------
Gross profit                                                        118,412    28.9%            145,277    29.1%
Selling, general and administrative expenses                        102,118    24.9%            139,069    27.9%
                                                                   ---------                   ---------
Operating income before reorganization items                         16,294     4.0%              6,208     1.2%
Reorganization items                                                 15,531                           -
                                                                   ---------                   ---------
Operating income                                                        763     0.2%              6,208     1.2%
Investment loss                                                           -                       2,964
Interest expense                                                      6,964                      63,940
Provision for income taxes                                           49,929                       2,922
                                                                   ---------                   ---------
Loss before cumulative effect of
     change in accounting                                          $(56,130)                   $(63,618)
                                                                   =========                   =========


     The Company's results of operations for the first quarter of fiscal 2001 included 14 weeks of operations based on a 52/53 week fiscal year compared to 13 weeks in the first quarter of fiscal 2002.

Net Revenues

       Net revenues decreased $89.2 million, or 17.9%, to $410.1 million in the first quarter of fiscal 2002 compared with $499.2 million in the first quarter of fiscal 2001. Sportswear and Swimwear Division net revenues decreased $54.6 million or 18.7%, Intimate Apparel Division net revenues decreased $18.7 million or 11.5% and Retail Stores Division net revenues decreased $15.9 million or 35.4%.

       Sportswear and Swimwear Division. Net revenues decreased $54.6 million or 18.7% as follows:


                                                 Three months ended
                                             ---------------------------
                                              April 6,       April 7,         Increase       percentage
                                                2002           2001          (Decrease)        change
                                                ----           ----          ----------        ------
    Authentic Fitness                           $112,572       $146,203         $(33,631)         -23.0%
    Chaps                                         32,555         43,512          (10,957)         -25.2%
    Calvin Klein Jeans/Kids                       79,215         89,282          (10,067)         -11.3%
    Calvin Klein Accessories                       3,401          4,013             (612)         -15.3%
    ABS                                            9,201          8,506              695            8.2%
                                                --------       --------         --------           ----

    Sportswear and Swimwear Division            $236,944       $291,516         $(54,572)         -18.7%
                                                ========       ========         ========           ====

       Authentic Fitness reflects declines in Designer swimwear of $21.2 million or 33.4% driven principally by the loss of the Victoria's Secret private label business and decreases in Speedo swimwear of $12.4 million driven principally by a strategic decision to reduce sales to certain swim team dealers. Chaps reflects the elimination of sales to membership clubs, the loss of the Dillard's business and a strategic decision to reduce sales to certain customers in Mexico. Calvin Klein Jeans/Kids reflects reductions in sales to off-price retailers, the loss of business at Dillard's and a strategic decision to reduce sales to certain customers in Mexico. The Company has regained components of the lost Dillard's business and expects to begin shipping Dillard's by the fourth quarter of fiscal 2002. Calvin Klein accessories reflects reductions in U.S. sales associated with post-September 11th reductions in business with airport duty free shops somewhat offset by increases in the European accessories business. ABS has benefited from a favorable reception of its new styles at retail.

       Intimate Apparel Division. Net revenues decreased $18.7 million, or 11.5%, to $144.2 million in the first quarter of fiscal 2002 compared with $162.9 million in the first quarter of fiscal 2001. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers), Intimate Apparel net revenues increased $2.7 million, or 1.9%, to $140.7 million in the first quarter of fiscal 2002 compared to $138.0 million in the first quarter of fiscal 2001 as follows:


                                                 Three months ended
                                             ---------------------------
                                              April 6,       April 7,         Increase       percentage
                                                2002           2001          (Decrease)        change
                                                ----           ----          ----------        ------
Continuing:
    Warner's/Olga                               $ 58,518       $ 55,474         $  3,044            5.5%
    Calvin Klein Underwear                        52,775         53,193             (418)          -0.8%
    Lejaby                                        24,525         24,400              125            0.5%
    Mass sportswear licensing                      4,832          4,899              (67)          -1.4%
                                                --------       --------         --------           ----

Total continuing                                 140,650        137,966            2,684            1.9%

Total discontinued                                 3,517         24,913          (21,396)         -85.9%
                                                --------       --------         --------           ----

Intimate Apparel Division                       $144,167       $162,879         $(18,712)         -11.5%
                                                ========       ========         ========           ====

     Warner's/Olga net revenues increased $3.0 million or 5.5% through improved distribution fulfillment. The decrease in Calvin Klein underwear net revenues reflects the discontinuation of CK Kids underwear, somewhat offset by increases in other US accounts as well as increases in Asia.

       Retail Stores Division. Net revenues decreased $15.9 million or 35.4% as follows:


                                                 Three months ended
                                             ---------------------------
                                              April 6,       April 7,         Increase       percentage
                                                2002           2001          (Decrease)        change
                                                ----           ----          ----------        ------

    Retail outlets                              $18,105       $28,355         $(10,250)         -36.1%
    Authentic Fitness retail                      9,939        13,793           (3,854)         -27.9%
    Penhaligon's                                    676         2,308           (1,632)         -70.7%
    IZKA                                            221           368             (147)         -39.9%
                                                -------       -------         --------           ----

                                                $28,941       $44,824         $(15,883)         -35.4%
                                                =======       =======         ========           ====



     The decrease in retail outlets primarily reflects a reduction in the number of outlet stores the Company operates coupled with same store sales declines of approximately 9.0%. The decrease in Authentic Fitness retail net revenues also reflects a reduction in the number of stores the Company operates partially offset by an increase in same store sales of approximately 1.7%. The Penhaligon's business was sold in February 2002 and IZKA, a French intimate apparel retail subsidiary is in the process of being liquidated.

Gross Profit

         Gross profit decreased $26.9 million, or 18.5%, to $118.4 million in the first quarter of fiscal 2002 compared with $145.3 million in the first quarter of fiscal 2001. Gross margin was 28.9% in the first quarter of fiscal 2001 compared with 29.1% in the first quarter of fiscal 2001. The decrease in gross profit primarily reflects the lower net revenues noted above. Decreased gross margin in the Sportswear and Swimwear Division and in the Retail Stores Division was somewhat offset by higher gross margin in the Intimate Apparel Division. Sportswear and Swimwear primarily reflected lower revenues coupled with increased markdown expenses. The higher gross margin in Intimate Apparel reflects improved manufacturing efficiencies for Warner's/Olga and an improved mix of business for Calvin Klein Underwear. Retail Stores reflects the reduced store base.

Selling, General and Administrative Expenses


         Selling, general and administrative expenses decreased $37.0 million, or 26.6%, to $102.1 million in the first quarter of fiscal 2002 compared to $139.1 million in first quarter of fiscal 2001. Selling, general and administrative expenses as a percentage of net revenue were 24.9% in the first quarter of fiscal 2002 compared with 27.9% in the first quarter of fiscal 2001. The reduction in selling, general and administrative expenses reflects lower variable selling expenses due to lower sales as noted above. Selling, general and administrative expenses reflect a $8.9 million reduction in amortization expense in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 related to the adoption of SFAS No. 142. The Retail Stores Division reduced selling, general and administrative expenses by approximately $8.2 million due to the reduction in the number of stores the division was operating and the sale of Penhaligon's. Intimate Apparel Division selling, general and administrative expenses were reduced by approximately $2.0 million related to the sale of GJM and the discontinuance of Fruit of the Loom and Weight Watchers. Corporate selling, general and administrative expenses were reduced by approximately $13.2 million in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 due to cost saving measures implemented as part of the Company's restructuring efforts.

Operating Profit before Reorganization Items

         Operating income before reorganization items increased $10.1 million to $16.3 million in the first quarter of fiscal 2002 compared to $6.2 million in the first quarter of fiscal 2001 as follows:

                                                     Three months ended
                                                  -------------------------
                                                  April 6,         April 7,         increase       percentage
                                                    2002             2001          (decrease)        change
                                                  --------         --------        ----------      ----------
    Sportswear and Swimwear                       $ 26,688         $ 32,686         $ (5,998)          -18.4%
    Intimate Apparel                                12,506            8,530            3,976            46.6%
    Retail Stores                                   (4,210)          (3,588)            (622)          -17.3%
                                                  --------         --------         --------       ----------
                                                    34,984           37,628           (2,644)           -7.0%
    General corporate expenses, not allocated      (18,690)         (31,420)         (12,730)          -40.5%
                                                  --------         --------         --------       ----------
                                                  $ 16,294         $  6,208         $ 10,086           162.5%
                                                  ========         ========         ========       ==========

         Sportswear and Swimwear Division: Operating profit decreased 18.4% to $26.7 million as follows:

                                                     Three months ended
                                                   ------------------------
                                                   April 6,         April 7,        increase       percentage
                                                    2002             2001          (decrease)        change
                                                   -------          -------        ----------      ----------
    Authentic Fitness                              $20,921          $33,531         $(12,610)          -37.6%
    Chaps                                            3,526            3,367              159             4.7%
    Calvin Klein Jeans/Kids                          1,658           (3,000)           4,658           155.3%
    Calvin Klein Accessories                           111              399             (288)          -72.2%
    ABS                                                472           (1,611)           2,083           129.3%
                                                   -------          -------         --------       ----------
                                                   $26,688          $32,686         $ (5,998)          -18.4%
                                                   =======          =======         ========       ==========


         Authentic Fitness reflects lower net revenues in Designer (loss of Victoria's Secret) and Speedo (reduction in sales to swim team dealers) with lower gross margin (increased markdowns) somewhat offset by lower selling, general and administrative expenses. Chaps reflects lower net revenues (elimination of sales to membership clubs) offset by improved gross margin and lower selling, administrative and general expenses. Calvin Klein Jeans/Kids reflects lower net revenues (loss of Dillard's, off-price retailers and Mexico decreases) offset by improved gross margin and lower selling, general and administrative expense. ABS reflects higher net revenues coupled with improved gross margin and lower selling, general and administrative expenses.

         Intimate Apparel Division. Operating profit increased $4.0 million, or 46.6%, to $12.5 million as follows:

                                                     Three months ended
                                                   ------------------------
                                                   April 6,         April 7,        increase       percentage
                                                    2002             2001          (decrease)        change
                                                   -------          -------         --------       ----------
Continuing:
    Warner's/Olga                                  $   150          $(7,802)         $ 7,952           101.9%
    Calvin Klein Underwear                           4,135            6,907           (2,772)          -40.1%
    Lejaby                                           4,494            3,884              610            15.7%
    Mass sportswear licensing                        4,087            4,210             (123)           -2.9%
                                                   -------          -------          -------       ----------
Total continuing                                    12,866            7,199            5,667            78.7%
Total discontinued                                    (360)           1,331           (1,691)         -127.0%
                                                   -------          -------          -------       ----------
                                                   $12,506          $ 8,530          $ 3,976            46.6%
                                                   =======          =======          =======       ==========


         The increase in Warner's/Olga operating profit reflects higher gross profit and lower selling, general and administrative expenses. The higher gross profit reflects higher quality of sales to customers and the improved manufacturing efficiencies. The lower selling, general and administrative expenses in Warner's/Olga reflect the consolidation of intimate apparel distribution in the Company's Duncansville facility, as well as other cost reduction efforts. Calvin Klein underwear reflects higher gross profit offset by higher marketing expenses associated with the launch of the new men's "Body" line. Lejaby operating profit increased primarily because of lower amortization expenses related to the adoption of SFAS No. 142. Mass sportswear licensing operating income decreased slightly primarily reflecting lower royalty revenues. Losses from the discontinued Fruit of the Loom and Weight Watchers brands, as well as operating losses from the GJM business prior to its sale February 2002 comprise the discontinued units operating loss as compared to an operating profit in the first quarter of fiscal 2001.

         Retail Stores Division. Operating loss increased $0.6 million to $4.2 million in the first quarter of fiscal 2002 as follows:

                                                     Three months ended
                                                   ------------------------
                                                   April 6,         April 7,        increase       percentage
                                                     2002             2001         (decrease)        change
                                                   -------          -------        ----------      ----------
    Retail outlets                                 $(3,127)         $(2,587)           $(540)          -20.9%
    Authentic Fitness retail                          (642)            (412)            (230)          -55.8%
    Penhaligon's                                      (125)            (188)              63            33.5%
    IZKA                                              (316)            (401)              85            21.2%
                                                   -------          -------            -----       ----------
                                                   $(4,210)         $(3,588)           $(622)          -17.3%
                                                   =======          =======            =====       ==========


         Retail outlet store operating loss increased primarily due to lower gross profit associated with fewer stores and a decrease in same store sales of approximately 9.0%. Authentic Fitness retail stores operating loss increased primarily due to lower gross profit associated with fewer stores. Penhaligon's was sold in February 2002 and IZKA is being liquidated.

Reorganization items

         Due to the Chapter 11 Cases, the Company has recorded certain items directly related to the Chapter 11 Cases including legal and professional fees, employee retention payments, employee transaction bonuses, write-downs and losses related to the sale of certain assets and other items totaling $15.5 million in the first quarter of fiscal 2002. Reorganization items are separately identified in the consolidated condensed statement of operations. See Note 2 of Notes to Consolidated Condensed Financial Statements.

Other Income (loss)

         Investment loss was $3.0 million in the first quarter of fiscal 2001. The investment loss reflects the adjustment of amounts due under the Company's Equity Forward Purchase Agreements (the "Equity Agreements") based upon changes in the Company's common stock price. No comparable adjustment was required in the first quarter of fiscal 2002 because the Equity Agreements are liabilities subject to compromise.

Interest Expense

         Interest expense decreased $57.0 million to $7.0 million in the first quarter of fiscal 2002 compared with $63.9 million in the first quarter of fiscal 2001. The decrease reflects the impact of the Chapter 11 Cases wherein the Company has stopped accruing interest on approximately $2.4 billion of pre-petition debt. Interest expense for the first quarter of fiscal 2002 primarily includes interest and related fees on the Amended DIP. Certain of the Company's foreign debt agreements are subject to standstill and inter-creditor agreements with the Company's pre-petition lenders. The Company has continued to accrue interest on these foreign debt agreements. The plan of reorganization the Company contemplates filing will require the payment of such interest. Interest expense includes approximately $1.6 million of interest on these foreign debt agreements.

Income Taxes

         The provision for income taxes for the first quarter of fiscal 2002 of $49.9 million reflects an increase in the Company's valuation allowance of approximately $46.0 million and accrued taxes of $3.9 million on foreign earnings. The increase in the valuation allowance results from an increase in the Company's net deferred tax assets that may not be realized. Similar to the first quarter of 2001, the Company has not provided any tax benefit for domestic losses incurred during the first quarter of fiscal 2002. The provision for income taxes for the first quarter of fiscal 2001 of $2.9 million reflects accrued taxes on foreign earnings.

Cumulative Effect of Change in Accounting

         As of January 5, 2002, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately $940.1 million. The Company adopted SFAS No. 142 effective with the first quarter of fiscal 2002. Under the provisions of SFAS No. 142, goodwill is deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit intangible assets are deemed impaired if the carrying amount exceeds the face value of the assets. The Company obtained an independent appraisal of its Business Enterprise Value ("BEV") in connection with the preparation of its plan of reorganization. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million, net of income tax benefit of $53.5 million as a cumulative effect of a change in accounting from the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Capital Resources and Liquidity.

Debtor-in-Possession Financing Arrangement


         On June 11, 2001, the Company entered into the DIP with a group of banks which was approved by the Bankruptcy Court in an interim amount of $375.0 million. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600.0 million. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19,2002, July 18, 2002 and August 22, 2002. The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend certain deadlines with respect to certain asset sales and certain filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan.

         The Amended DIP (when originally executed) provided for a $375.0 million non-amortizing revolving credit facility (which includes a letter of credit facility of up to $200.0 million) (Tranche A) and a $225.0 million reducing revolving credit facility (Tranche B). On April 19, 2002, the Company elected to eliminate the Tranche B facility based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and the Tranche B facility would not be needed to fund the Company's on-going operations. On May 28, 2002 the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $325.0 million. The Amended DIP terminates on the earlier of June 11, 2003 or the effective date of a plan of reorganization.

         Borrowing under the Amended DIP bears interest at either the London Inter Bank Offering Rate (LIBOR) plus 2.75% (4.8% at April 6, 2002) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at April 6, 2002). In addition, the fees for the undrawn amounts are .50% for Tranche A. During fiscal 2001 and through its termination on April 19, 2002, the Company did not borrow any funds under Tranche B. The Amended DIP contains restrictive covenants that require the Company to maintain minimum levels of EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and other items as set forth in the agreement), restrict investments, limit the annual amount of capital expenditures, prohibit paying dividends and prohibit the Company from incurring material additional indebtedness. Certain restrictive covenants are subject to adjustment in the event the Company sells certain business units and/or assets. In addition, the Amended DIP requires that proceeds from the sale of certain business units and/or assets are to be used to reduce the outstanding balance of Tranche A. The maximum borrowings under Tranche A are limited to 75% of eligible accounts receivable, 25% to 67% of eligible inventory and 50% of other inventory covered by outstanding trade letters of credit.

         Amounts outstanding under the Amended DIP at April 6, 2002 were $108.9 million. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at April 6, 2002 of $53.1 million. The total amount of additional credit available to the Company at April 6, 2002 was $221.2 million. As of August 30, 2002, the Company had repaid all amounts outstanding under the Amended DIP and had approximately $70.5 million of cash available as collateral against outstanding documentary and stand-by letters of credit.

         The Amended DIP is secured by substantially all of the domestic assets of the Company.

Liquidity

         The Company is operating under the provisions of the Bankruptcy Code which has had a direct effect on the Company's cash flows. The Company has improved its cash position subsequent to the Petition Date by making improvements in the Company's operations and working capital management and by selling certain assets. The Company is not permitted to pay any pre-petition liabilities without approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations (approximately $2.2 billion of pre-petition debt outstanding, including approximately $351.4 million of trade drafts) and approximately $100.0 million of accounts payable and accrued liabilities. Since the Petition Date through August 30, 2002, the Company sold certain personal property, certain owned buildings and land and other assets for approximately $10.2 million, approximately $4.0 million of which was recorded in the second quarter of fiscal 2002. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowing under the Amended DIP. In the first quarter of fiscal 2002, the Company sold the business and substantially all of the assets of GJM and Penhaligon's. The sales of GJM and Penhaligon's generated approximately $20.5 million of net proceeds in the aggregate. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which are not part of the Chapter 11 Cases ($4.8 million),
(ii) reduce amounts outstanding under the Amended DIP ($4.2 million), (iii) create an escrow fund for the benefit of pre-petition secured lenders ($9.8 million) (subsequently disbursed in June 2002) and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and working capital valuation adjustments ($1.7 million). In the second quarter of fiscal 2002, the Company made a strategic decision to close 25 of its outlet stores. In May 2002, the Company contracted with a third party and sold the inventory in these stores generating approximately $12 million of net proceeds in the second quarter of fiscal 2002 which were used to reduce amounts outstanding under the Amended DIP.

         At April 6, 2002, the Company had working capital of $452.5 million, excluding $2,434.9 million of pre-petition liabilities that are subject to compromise.

         The Debtors continue to review their operations and identify assets available for potential disposition. However there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

Cash Flows

         For the first quarter of fiscal 2002 cash provided by operating activities was $43.0 million compared to cash used in operating activities of $184.7 million in the first quarter of fiscal 2001. The improvement in cash flow from operating activities of $227.7 million in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 reflects lower operating income of $0.8 million in the first quarter of fiscal 2002 compared to $6.2 million in the first quarter of fiscal 2001 offset by improved working capital management. Better management of inventory and accounts receivable contributed $112.6 million of cash flow. Cash interest expense was $3.2 million in the first quarter of fiscal 2002, $54.8 million lower than cash interest expense of $58.0 million in the first quarter of fiscal 2001. The decrease in cash interest is primarily a result of the Chapter 11 Cases. Depreciation and amortization expense decreased approximately $10.2 million in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 primarily due to the adoption of SFAS No. 142.

       Net cash provided from investing activities was $19.5 million in the first quarter of fiscal 2002 compared to cash used in investing activities of $12.1 million in the first quarter of fiscal 2001. Cash provided from investing activities in the first quarter of fiscal 2002 primarily reflects proceeds from the sale of GJM and Penhaligon's of $20.5 million and other asset sales of $0.3 million offset by capital expenditures of $2.0 million. Cash used in investing activities in the first quarter of fiscal 2001 primarily reflects capital expenditures of $13.0 million and the increase in intangible assets of $1.1 million offset by $2.0 million of proceeds from the sale or disposition of capital assets.

       Cash used in financing activities of $54.2 million in the first quarter of fiscal 2002 reflects the repayment of borrowings under the Amended DIP of $47.1 million and repayments of other debt of $5.9 million, consisting primarily of foreign debt agreements repaid with proceeds from the sale of GJM and Penhaligon's. In the first quarter of fiscal 2001, the Company financed its increase in working capital, as noted above, by borrowing approximately $239.8 million, net of repayments of debt of $5.7 million and reduced amounts borrowed under its accounts receivable securitzation facility of $80.6 million. Amounts outstanding under the Amended DIP at April 6, 2002 were $108.9 million. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at April 6, 2002 of $53.1 million. The total amount of additional credit available to the Company at April 6, 2002 was approximately $221.2 million. The Company had cash in operating accounts of approximately $49.6 million at April 6, 2002, including restricted cash of $10.9 million to be used to repay certain pre-petition debt obligations from the sale of GJM and Penhaligon's. Cash in operating accounts primarily represents lock-box receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements. As of August 30, 2002, the Company had repaid all outstanding amounts borrowed under the Amended DIP and had approximately $157.5 million of additional credit available under the Amended DIP, not including $70.5 million of cash available as collateral against outstanding trade and stand-by letters of credit.

New Accounting Standards

       In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 specifies criteria for the recognition of certain intangible assets apart from goodwill. The adoption of SFAS No. 141 did not have an impact on the Company's financial statements.

       SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually. SFAS No. 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 142 beginning with the first quarter of fiscal 2002, See Note 3 of Notes to Consolidated Condensed Financial Statements.

       In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company plans to adopt the provisions of SFAS No. 143 for its 2003 fiscal year and does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company was required to adopt the provisions of SFAS No. 144 for its 2002 fiscal year. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002.
The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the financial position or results of operations of the Company.

       In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, of SFAS No. 146 on its consolidated financial statements.

       In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendor's Products, which was later codified along with other similar issues, into EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products ("EITF 01-09"). EITF 01-09 was effective for the Company in the first quarter of fiscal 2002. EITF 01-09 clarifies the income statement classification of costs incurred by a vendor in connection with the reseller's purchase or promotion of the vendor's products. The adoption of EITF 01-09 did not have a material impact on the Company's financial position or its results of operations.

Statement Regarding Forward-Looking Disclosure


       This Quarterly Report may contain "forward-looking statements" within the meaning of Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the sufficiency of the Amended DIP financing, the ability of the Company to satisfy the conditions and requirements of its credit facilities, the effects of the Chapter 11 Cases on the operation of the Company, the Company's ability to obtain court approval with respect to motions in the Chapter 11 Cases prosecuted by it from time to time, the ability of the Company to develop, prosecute, confirm, and consummate one or more plans of reorganization with respect to the Chapter 11 Cases, the effect of international, national, and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly introduced product lines, financial difficulties encountered by customers, the ability of the Company to attract, motivate and retain key executives and employees and the ability of the Company to attract and retain customers. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will likely result", or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the

Company's business in general is subject to certain risks that could effect the value of the Company's stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Prior to the Petition Date, the Company selectively used financial instruments to manage these risks. The Company has not entered any financial instruments to manage these risks since the Petition Date and has sold or terminated all such arrangements.

     Interest Rate Risk

       The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. Prior to the Petition Date, the Company entered into interest rate swap agreements, which had the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of April 7, 2001, approximately $6.5 million of interest-rate sensitive obligations were swapped to achieve a fixed rate of 6.6%. As of April 7, 2001, the net fair value of the outstanding interest rate swap was approximately $0.5 million. The swap that was outstanding at April 7, 2001 was sold in the second quarter of fiscal 2001 at a loss to the Company of approximately $0.4 million. As of April 6, 2002, the Company had approximately $108.9 million of borrowings outstanding under the Amended DIP. Such borrowings are subject to variable interest rates. A hypothetical 10% adverse change in interest rates as of January 5, 2002 would have increased interest expenses approximately $0.2 million in the first quarter of fiscal 2002.

     Foreign Exchange Risk

       The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the Euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of April 6, 2002, the Company had no such financial instruments outstanding.

     Equity Price Risk

       The Company was subject to market risk from changes in its stock price as a result of its Equity Agreements with several banks prior to the Petition Date. The Equity Agreements provided for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock and would have matured on August 12, 2002. As of April 6, 2002 banks had purchased the maximum of 5.2 million shares under the Equity Agreements. Amounts recorded as liabilities subject to compromise as of April 6, 2002 were approximately $56.7 million. The ultimate amount that the Company will pay to its pre-petition lenders related to the Equity Agreements is subject to a confirmed plan or plans of reorganization and cannot be determined at this time.


Item 4. Controls and Procedures.


      The Company's independent auditors, Deloitte & Touche LLP ("Deloitte") have advised the Company's management and its Audit Committee of the following matters noted in connection with its audits of the Company's consolidated financial statements for fiscal 2000 and fiscal 2001 which Deloitte considers material weaknesses constituting reportable conditions under standards established by the American Institute of Certified Public Accountants:

       (i) certain corporate and U.S. division accounting personnel lacked appropriate experience and/or technical accounting knowledge appropriate for their responsibilities and require additional supervision and review of their work on an ongoing basis;

       (ii) there were an insufficient number of qualified accounting personnel in certain international accounting departments; and

       (iii) there was an absence of appropriate reviews and approvals of transactions and inadequate procedures for assessing and applying accounting principles resulting in numerous Company-prepared closing and adjusting entries at the end of fiscal 2001.

       Beginning in the second half of Fiscal 2001 and continuing into Fiscal 2002, new management of the Company has taken corrective actions to address each of these matters, including:

       (i) replacing certain financial staff and hiring additional accounting and financial staff with appropriate experience and technical accounting knowledge in certain domestic divisions and in corporate finance;

       (ii) replacing and upgrading certain financial staff in its international divisions and assigning personnel with extensive accounting and internal control experience to provide additional supervision of its international accounting personnel and review of its international accounting and financial operations; and

       (iii) instituting monthly and quarterly reviews to ensure timely and consistent application of accounting principles and procedures and approval and appropriate review of transactional activity by each of the Company's business units; in addition the Company is recruiting new personnel to create a corporate financial reporting department with responsibility for financial reporting and the assessment and application of accounting principles.

       The Company continues to evaluate the effectiveness of these actions as well as the Company's overall disclosure controls and procedures and internal controls and will take such further actions as dictated by such continuing reviews.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

       The information required by Item 1 of Part II is incorporated herein by reference to Part I, Item I. Financial Statements - Note 14 - "Legal Matters".

Item 2. Changes in Securities and use of Proceeds
-------------------------------------------------

       None.

Item 3. Defaults upon Senior Securities
---------------------------------------

       The Company was in default of substantially all of its pre-petition credit agreements as of April 6, 2002 and January 5, 2002. All pre-petition debt of the Debtors has been reclassified as liabilities subject to compromise in the consolidated condensed balance sheets at April 6, 2002 and January 5, 2002. The additional information required by Item 3 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements - Note 6 - "Debt" and
Note 7 - "Liabilities Subject to Compromise".

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None

Item 5. Other Information
-------------------------

     None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

       (a) Exhibits

       99.1 Certificate of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (c) Reports on Form 8-K

       On September 27, 2002, the Company filed a Current Report on Form 8-K dated September 26, 2002. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for the period commencing
May 5, 2002 and ending June 1, 2002 and for the period commencing July 7, 2002 and ending August 3, 2002.

       On August 21, 2002, the Company filed a Current Report on Form 8-K dated August 21, 2002. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for the period commencing June 2, 2002 and ending to July 6, 2002.

       On August 7, 2002, the Company filed a Current Report on Form 8-K dated August 7, 2002. The Form 8-K reported at Item 9 the execution of a certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE WARNACO GROUP, INC.

       Date: September 27, 2002               By:    /s/ ANTONIO C. ALVAREZ II
                                              ---------------------------------
                                                       Antonio C. Alvarez II
                                                       Director, President and
                                                       Chief Executive Officer


       Date: September 27, 2002               By:    /s/ JAMES P. FOGARTY
                                              ----------------------------------
                                                          James P. Fogarty
                                                     Vice President, Finance and
                                                       Chief Financial Officer

I, Antonio C. Alvarez II, as Chief Executive Officer of the Company, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of The Warnaco Group, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 27, 2002                              /s/ ANTONIO C. ALVAREZ II
                                                      --------------------------
                                                        Antonio C. Alvarez II
                                                       Chief Executive Officer

I, James P. Fogarty, as Chief Financial Officer of the Company, certify that:


       1. I have reviewed this quarterly report on Form 10-Q of The Warnaco Group, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 27, 2002

                                                          /s/ JAMES P. FOGARTY
                                                         -----------------------
                                                             James P. Fogarty
                                                         Chief Financial Officer

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'
The registered trademark symbol shall be expressed as.......................'r'