Form 10-Q
period 2002-07-06
WARNACO GROUP INC /DE/
filed 2002-10-24
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For The Quarterly Period Ended July 6, 2002

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                                 [_] Yes [X] No

The number of shares outstanding of the registrant's Class A Common Stock as of October 15, 2002 is as follows: 52,936,206.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    July 6,      January 5,
                                                                                     2002          2002
                                                                                  -----------   -----------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash                                                                           $   116,164   $    39,558
   Accounts receivable, less reserves of $110,991 and $107,947, respectively          212,212       282,387
   Inventories, less reserves of $38,931 and $50,097                                  336,176       418,902
   Prepaid expenses and other current assets                                           19,576        36,988
   Assets held for sale                                                                 1,310        31,066
                                                                                  -----------   -----------
         Total current assets                                                         685,438       808,901
                                                                                  -----------   -----------
Property, plant and equipment -- net                                                  193,823       212,129
Licenses, trademarks, intangible and other assets, at cost, less
   accumulated amortization                                                           101,106       271,500
Goodwill, less accumulated amortization                                                    --       692,925
Deferred income tax                                                                     2,325            --
                                                                                  -----------   -----------
                                                                                  $   982,692   $ 1,985,455
                                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities not subject to compromise:
   Current liabilities:
      Current portion of long-term debt                                           $     6,825   $        --
      Amended Debtor-in-Possession revolving credit facility                               --       155,915
      Accounts payable                                                                106,715        84,764
      Accrued liabilities                                                              87,438       105,278
      Accrued income tax payable                                                       18,340        14,505
                                                                                  -----------   -----------
         Total current liabilities                                                    219,318       360,462
                                                                                  -----------   -----------
   Other long-term liabilities                                                         34,349        31,754
                                                                                  -----------   -----------
   Long-term debt                                                                       1,756            --
Liabilities subject to compromise                                                   2,470,199     2,439,393
Deferred income taxes                                                                      --         5,130
Stockholders' deficiency:
   Class A Common stock:  $.01 par value, 130,000,000 shares
      authorized, 65,232,594  issued in 2002 and 2001                                     654           654
   Additional paid-in capital                                                         909,054       909,054
   Accumulated other comprehensive loss                                               (55,138)      (53,016)
   Deficit                                                                         (2,283,415)   (1,393,674)
   Treasury stock, at cost 12,242,629 shares                                         (313,889)     (313,889)
   Unearned stock compensation                                                           (196)         (413)
                                                                                  -----------   -----------
Total stockholders' deficiency                                                     (1,742,930)     (851,284)
                                                                                  -----------   -----------
                                                                                  $   982,692   $ 1,985,455
                                                                                  ===========   ===========

See notes to unaudited consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                          Three Months Ended      Six Months Ended
                                                                         --------------------   ---------------------
                                                                          July 6,    July 7,     July 6,     July 7,
                                                                           2002       2001        2002        2001
                                                                         --------   ---------   ---------   ---------
                                                                                         (Unaudited)
Net revenues                                                             $381,767   $ 362,270   $ 791,819   $ 861,489
Cost of goods sold                                                        265,919     386,583     557,559     740,525
                                                                         --------   ---------   ---------   ---------
Gross profit (loss)                                                       115,848     (24,313)    234,260     120,964
Selling, general and administrative expenses                              100,579     188,472     202,697     327,541
                                                                         --------   ---------   ---------   ---------
Operating income (loss) before reorganization items                        15,269    (212,785)     31,563    (206,577)
Reorganization items                                                       42,554      78,202      58,085      78,202
                                                                         --------   ---------   ---------   ---------
Operating loss                                                            (27,285)   (290,987)    (26,522)   (284,779)
Investment loss                                                                --       3,708          --       6,672
Interest expense, net                                                       3,095      40,523      10,059     104,463
                                                                         --------   ---------   ---------   ---------
Loss before provision for income taxes and cumulative
   effect of change in accounting principle                               (30,380)   (335,218)    (36,581)   (395,914)
Provision for income taxes                                                  1,609       3,200      51,538       6,122
                                                                         --------   ---------   ---------   ---------
Loss before cumulative effect of change in
   accounting principle                                                   (31,989)   (338,418)    (88,119)   (402,036)
Cumulative effect of change in accounting principle
   (net of income tax benefits of $53,513)                                     --          --    (801,622)         --
                                                                         --------   ---------   ---------   ---------
Net loss                                                                 $(31,989)  $(338,418)  $(889,741)  $(402,036)
                                                                         ========   =========   =========   =========

Contractual interest expense                                             $ 42,101   $  49,773   $  88,071   $ 113,713
                                                                         ========   =========   =========   =========

Basic and diluted loss per common share:
   Loss before accounting change                                         $  (0.60)  $   (6.40)  $   (1.66)  $   (7.60)
   Cumulative effect of accounting change, net of taxes                        --          --      (15.14)         --
                                                                         --------   ---------   ---------   ---------
Net loss                                                                 $  (0.60)  $   (6.40)  $  (16.81)  $   (7.60)
                                                                         ========   =========   =========   =========

Weighted average number of shares used in computing loss per share:
   Basic and diluted                                                       52,936      52,898      52,936      52,886
                                                                         ========   =========   =========   =========

See notes to unaudited consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Debtor-In-Possession)
                           INCREASE (DECREASE) IN CASH
                             (Dollars in thousands)

                                                                      Six Months Ended
                                                                   ---------------------
                                                                    July 6,     July 7,
                                                                     2002        2001
                                                                   ---------   ---------
                                                                        (Unaudited)
Cash flows from operating activities:
Net loss                                                           $(889,741)  $(402,036)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Loss on sale of GJM and Penhaligon's                             2,100          --
      Loss (gain) on sales of fixed assets                              (105)      4,510
      Non-cash reorganization and other items                         31,994      96,945
      Cumulative effect of change in accounting, net of taxes        801,622          --
      Increase in deferred income tax valuation allowance             46,058          --
      Depreciation and amortization                                   29,011      48,755
      Market value adjustments to Equity Agreements                       --       6,672
      Amortization of interest rate swap gain                             --      (2,468)
      Amortization of unearned stock compensation                        217       1,994
      Amortization of deferred financing costs                         4,731      10,345
Change in operating assets and liabilities:
      Repurchase of accounts receivable                                   --    (185,000)
      Accounts receivable                                             66,617     (29,735)
      Inventories                                                     84,177      71,731
      Prepaid expenses and other assets                               18,570       4,252
      Accounts payable, accrued expenses and other liabilities        19,359     (81,048)
      Accrued income taxes                                             3,835      (8,721)
                                                                   ---------   ---------
Net cash provided by (used in) operating activities                  218,445    (463,804)
                                                                   ---------   ---------

Cash flows from investing activities
      Disposals of fixed assets                                        7,564       3,014
      Purchase of property, plant & equipment                         (5,214)    (20,534)
      Proceeds from sale of business units, net of cash balances      20,459          --
      Increase in intangible and other assets                             --        (151)
                                                                   ---------   ---------
Net cash provided by (used in) investing activities                   22,809     (17,671)
                                                                   ---------   ---------

Cash flows from financing activities:
      Net borrowing under pre-petition credit facilities                  --     340,246
      Repayments of GECC debt                                           (490)         --
      Repayments of pre-petition debt                                (10,054)         --
      Borrowings (repayments) under Amended DIP                     (155,915)    183,922
      Increase in deferred financing costs                                --     (17,344)
                                                                   ---------   ---------
Net cash provided by (used in) financing activities                 (166,459)    506,824
                                                                   ---------   ---------

Translation adjustments                                                1,811         (73)
                                                                   ---------   ---------
Increase in cash                                                      76,606      25,276
Cash at beginning of period                                           39,558      11,076
                                                                   ---------   ---------
Cash at end of period                                              $ 116,164   $  36,352
                                                                   =========   =========

See notes to unaudited consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 1 - Basis of Presentation

     General. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of The Warnaco Group, Inc. and its subsidiaries (the "Company"), the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature, except for the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and adjustments related to the Chapter 11 Cases) necessary to present fairly the financial position of the Company as of July 6, 2002 as well as its results of operations and cash flows for the periods ended July 6, 2002 and July 7, 2001. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 5, 2002.

     Chapter 11 Cases. On June 11, 2001 (the "Petition Date"), the Company and certain of its subsidiaries (each a "Debtor" and, collectively, the "Debtors") each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS''SS' 101-1330, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (collectively the "Chapter 11 Cases"). The Company, 36 of its 37 U.S. subsidiaries and one of the Company's Canadian subsidiaries, Warnaco of Canada Company ("Warnaco Canada") are Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries are not debtors in the Chapter 11 Cases, nor are they subject to foreign bankruptcy or insolvency proceedings. However, certain debt obligations of the Company's foreign subsidiaries are subject to standstill agreements with the Company's pre-petition lenders.

     On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002 (the "Amended DIP"). The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend certain deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275,000. As of July 6, 2002, the Company had repaid all outstanding borrowings under the Amended DIP and at October 1, 2002 had approximately $60,835 of cash available as collateral against outstanding trade and stand-by letters of credit.

     Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have a right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context,

                            THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

"assumption" means the Debtors agree to perform their obligations under the lease or contract and to cure all defaults, and "rejection" means that the Debtors are relieved from their obligation to perform under the contract or lease, but are subject to damages for the breach thereof. Any damages resulting from such a breach will be treated as unsecured claims in the Chapter 11 Cases. The Debtors are reviewing their executory contracts and unexpired leases. Through July 6, 2002, the Debtors had rejected a number of executory contracts and unexpired leases and had accrued approximately $21,400 related to rejected leases and contracts. Through October 1, 2002, the Company had rejected additional contracts and had accrued an additional $1,694 related to rejected leases which is included in liabilities subject to compromise on the consolidated condensed balance sheets. The Debtors have attempted to estimate the ultimate amount of liability that may result from rejected contracts and leases, however, the ultimate distribution that such creditors will receive is subject to the satisfaction of certain requirements under the Bankruptcy Code and the approval of the Bankruptcy Court. In connection with the consummation of its proposed plan of reorganization as filed on October 1, 2002, the Company will assume certain of its leases and executory contracts. The Debtors' ability to confirm any plan of reorganization is dependent upon the Bankruptcy Court's approval of the Company's assumption of certain license agreements.

     As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of July 6, 2002, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally are either excused or suspended during the Chapter 11 Cases.

     In the Chapter 11 Cases, substantially all of the Debtors' unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan or plans of reorganization which must be confirmed by the Bankruptcy Court after obtaining the requisite amount of votes by affected parties. For financial reporting purposes, those liabilities have been segregated and classified as liabilities subject to compromise in the consolidated condensed balance sheets. The ultimate amount of and settlement terms for such liabilities are subject to confirmation of the Debtors' proposed plan of reorganization and, accordingly, are not presently determinable.

     The Debtors filed their proposed plan of reorganization and related disclosure statement with the Bankruptcy Court on October 1, 2002. A hearing is scheduled before the Bankruptcy Court on November 13, 2002 with respect to the adequacy of the information contained in the disclosure statement. If the Bankruptcy Court approves the Debtors' disclosure statement, the Debtors will solicit acceptances of the plan from certain of their creditors whose claims are impaired under the plan. In order to confirm the plan, the Bankruptcy Court is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would have received in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described below) and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization unless the plan proposes such measures. If any impaired class of creditors or equity holders does not accept the plan, then, assuming that all of the other requirements of the Bankruptcy Code are met, the Debtors may invoke the "cram-down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may approve a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements are met. These requirements include payment in full for a dissenting senior class of creditors before payment to a junior class can be made. Under the priority scheme established by the Bankruptcy Code, absent agreement to the contrary, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution.

                            THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

     The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The Debtors have obtained approval of five separate extensions of their exclusive periods, the most recent extension being to and including October 7, 2002 and December 2, 2002, respectively. The Debtors filed a proposed joint plan of reorganization on October 1, 2002 within the applicable exclusive period. If the Debtors' plan is not confirmed by the Bankruptcy Court, or if the Debtors fail to obtain additional extensions of time to file an amended plan of reorganization or solicit acceptances thereof by the expiration of the applicable exclusive periods, impaired classes of creditors and equity holders or any party-in-interest (including a creditor, equity holder, a committee of creditors or equity holders or an indenture trustee) may file their own plan of reorganization for the Debtors.

     As a result of the amount and character of the Company's pre-petition indebtedness, the shortfall between the Company's projected enterprise value and the amount necessary to satisfy the claims, in full, of its secured and unsecured creditors and the impact of the provisions of the Bankruptcy Code applicable to confirmation of the Debtors' proposed plan of reorganization, holders of the Company's debt and equity securities will receive distributions under the Company's proposed plan of reorganization as follows:

     (i) the Company's existing common stock will be extinguished and common stockholders will receive no distribution;

     (ii) general unsecured claimants will receive approximately 2.55% of newly issued common stock of the reorganized Company;

    (iii) the Company's pre-petition secured lenders will receive their pro-rata share of approximately $101 million in cash, newly issued senior subordinated notes in the principal amount of $200,000 and approximately 96.26% of newly issued common stock of the reorganized Company;

     (iv) holders of claims arising from or related to certain preferred securities will receive approximately 0.60% of newly issued common stock of the reorganized Company if such holders do not vote to reject the plan; and

     (v) pursuant to the terms of his Employment Agreement, as adjusted under the Plan, Antonio C. Alvarez II, the President and Chief Executive Officer of the Company, will receive an incentive bonus consisting of $1,950 in cash, senior subordinated notes in the principal amount of $940 and 0.59% of newly issued common stock of the reorganized Company.

     (vi) In addition to the foregoing, cash distributions will be made to certain parties holding administrative and certain priority claims. Under the proposed plan, additional shares of common stock of the reorganized Company up to 10% of the newly issued common stock of the Company will be reserved for issuance pursuant to management incentive stock grants.

     During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. The Debtors continue to evaluate the Company's operations and may identify additional assets for potential disposition. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through July 6, 2002, the Company sold certain personal property, certain owned buildings and land and other assets generating net proceeds of approximately $10,200 of which approximately $7,564 was generated in the first half of fiscal 2002 (collectively the "Asset Sales"). The Asset Sales did not result in a material gain or loss since the Company had previously written-down assets identified for potential disposition to estimated net realizable value. Substantially all

                            THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended DIP. In addition, in the first quarter of fiscal 2002, the Company sold the business and substantially all of the assets of GJM Manufacturing Ltd. ("GJM"), a private label manufacturer of women's sleepwear and Penhaligon's Ltd. ("Penhaligon's"), a United Kingdom based retailer of perfumes, soaps, toiletries and other products. The sales of GJM and Penhaligon's generated approximately $20,459 of net proceeds in the aggregate and a net loss of approximately $2,100. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain of the Company's debt agreements ($4,800), (ii) reduce amounts outstanding under the Amended DIP ($4,200), (iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders ($9,759) and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and for any working capital valuation adjustments ($1,700). In the second quarter of fiscal 2002, the Company began the process of closing 25 of its outlet retail stores. The closing of the outlet stores and the related sale of inventory at approximately net book value, generated approximately $12,000 of net proceeds which were used to reduce amounts outstanding under the Amended DIP in the second quarter of fiscal 2002. The Company expects to close its remaining 26 domestic outlet retail stores by the end of fiscal 2002. At July 6, 2002, the Company has classified certain assets as assets held for sale. The assets held for sale of $1,310 primarily represent remaining land and buildings that were sold by the Company in the third quarter of fiscal 2002. Such assets were previously written down to estimated net realizable value in fiscal 2001.

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

     The Company's current Chief Executive Officer, Antonio C. Alvarez II, and Chief Financial Officer, James P. Fogarty, joined the Company from the turnaround and crisis management consulting firm, Alvarez & Marsal, Inc. ("A&M") in April 2001. The Company has formed a search committee and has engaged an executive search firm to identify internal and external candidates to succeed Messrs. Alvarez and Fogarty following their return to their practices at A&M. Messrs. Alvarez and Fogarty have committed to remain in place through the completion of the restructuring process and to provide for a smooth and orderly transition to a new Chief Executive Officer and Chief Financial Officer. Separately, the Company has engaged an executive search firm to identify candidates for the Board of Directors of the reorganized Company.

     The accompanying consolidated condensed financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") assuming the Company will continue as a going concern. The Company is currently operating under the jurisdiction of the Bankruptcy Code and the Bankruptcy Court. Continuation of the Company as a going concern is contingent upon, among other things its ability to, (i) formulate a plan of reorganization that will gain approval of the parties required by the Bankruptcy Code and be confirmed by the Bankruptcy Court, (ii) continue to comply with the terms of the Amended DIP, (iii) return to profitability, and (iv) generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters, along with the Company's losses from operations and stockholders' capital deficiency, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any of the adjustments relating to the

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

recoverability and classification of recorded assets or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

     Periods Covered. The quarters ended July 6, 2002 (the "second quarter of fiscal 2002") and July 7, 2001 (the "second quarter of fiscal 2001") included 13 weeks of operations. The six months ended July 6, 2002 (the "first half of fiscal 2002") included 26 weeks of operations. The six months ended July 7, 2001 (the "first half of fiscal 2001") included 27 weeks of operations

     Reclassification: Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with the exit or disposal of an activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, that SFAS No. 146 will have on its consolidated financial statements.

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

Note 2 - Reorganization Items

     In connection with the Chapter 11 Cases, the Company has initiated several actions and organizational changes designed to streamline the Company's operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001, will not be completed until the end of fiscal 2002 or later. The Company continues to evaluate the operations of the Company and may identify additional assets for disposition. However, there can be no assurance that the Company will be able to consummate any such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

     The amount of proceeds that will be realized, if any, and the effect of any additional asset sales on the Company's proposed plan of reorganization cannot presently be determined. The Company has recorded reductions to the net realizable value for assets the Company believes will not be fully realized when they are sold or abandoned.

     Certain reorganization-related accruals are classified with liabilities subject to compromise. The Company's proposed plan of reorganization summarizes the amount of distribution that each class of impaired creditors is expected to receive. See Note 1.

     As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7. The components of reorganization items are as follows:

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                           For the Three Months Ended   For the Six Months Ended
                                           --------------------------   ------------------------
                                               July 6,    July 7,          July 6,    July 7,
                                                 2002      2001              2002      2001
                                               -------   --------          -------   --------
GECC lease settlement                          $22,907   $     --          $22,907   $     --
Professional fees                                7,737      6,106           14,918      6,106
Employee contracts and retention                 5,261         --           10,424         --
Write-off of fixed assets related to
   retail stores closed                          4,990         --            4,990         --
(Gains) losses on sales of fixed assets           (231)     4,510             (105)     4,510
Sales of Penhaligon's and GJM                      (39)        --            2,100
Employee benefit costs related to
   plant closings                                  979         --              979         --
Interest rate swap gain                             --    (18,887)              --    (18,887)
Company-obligated mandatorily redeemable
   preferred securities                             --     21,411               --     21,411
Systems development abandoned                       --     30,145               --     30,145
Deferred financing fees                             --     34,822               --     34,822
Other                                              950         95            1,872         95
                                               -------   --------          -------   --------
                                               $42,554   $ 78,202          $58,085   $ 78,202
                                               =======   ========          =======   ========

Cash portion of reorganization items           $13,948   $  6,261          $26,091   $  6,261
Non-cash portion of reorganization items       $28,606   $ 71,941          $31,994   $ 71,941

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

     As of January 5, 2002 the Company had intangible assets with indefinite useful lives and goodwill net of accumulated amortization of approximately $940,065. The Intimate Apparel Division's intangible assets consisted of goodwill of $136,960 and indefinite lived intangible assets (primarily owned trademarks) of $64,992. The Sportswear and Swimwear Division's intangible assets consisted of goodwill of $552,349 and indefinite lived intangible assets (primarily owned trademarks and license rights for periods exceeding forty years) of $172,198. The Retail Stores Division had intangible assets consisting of goodwill of $3,616 (subsequently written-off in connection with the sale of Penhaligon's). The Company also had other indefinite lived intangible assets consisting of owned trademarks of $9,950. In addition, the Sportswear and Swimwear Division had definite lived intangible assets consisting of certain license rights of $6,316.

Under the provisions of SFAS No. 142, goodwill may be deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. Intangible assets may be deemed

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its Business Enterprise Value ("BEV") in connection with the preparation of its proposed plan of reorganization. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 net of income tax benefit of $53,513 as a cumulative effect of a change in accounting from the adoption of SFAS No. 142. The remaining value of intangible assets with indefinite useful lives and goodwill after the adoption of SFAS No. 142 is $84,930. The Intimate Apparel Division has indefinite lived intangible assets of $52,037. The Sportswear and Swimwear Division has indefinite lived intangible assets of $19,327. The Company also had other indefinite lived intangible assets of $9,950. The Retail Stores Division had goodwill of $3,616 (subsequently written-off in connection with the sale of Penhaligon's). In addition, the Sportswear and Swimwear Division had definite lived intangible assets of $6,316, net of accumulated amortization of $2,712 with a remaining useful life of seven years.

     Amortization expense related to intangible assets was $226 and $452 in the three and six month periods ending July 6, 2002, respectively. Amortization expense related to goodwill and intangible assets was $17,849 and $27,024 in the three and six month periods ending July 7, 2001, respectively. Pro-forma net loss for the second quarter and first six months of fiscal 2001, assuming SFAS No. 142 had been adopted effective January 1, 2001 is as follows:

                                      Three Months    Six Months
                                          Ended          Ended
                                      July 7, 2001   July 7, 2001
                                      ------------   ------------

Net loss - as originally reported      $(338,418)     $(402,036)
Decrease in amortization expense          17,623         26,572
                                       ---------      ---------
Net Loss - as adjusted                 $(320,795)     $(375,464)
                                       =========      =========

Basic and diluted loss per weighted
   average share outstanding:

   As reported                         $   (6.40)     $   (7.60)
                                       =========      =========
   As adjusted                         $   (6.06)     $   (7.10)
                                       =========      =========

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 4 - Special Charges

     The Company incurred certain special charges during fiscal 2000. The details of reserves remaining as of January 5, 2002 and July 6, 2002 for costs incurred in connection with the fiscal 2000 special charges are summarized below:

                                                           Facility             Employee
                                  Inventory write-       shutdown and       termination and
                                   downs and other   contract termination      severance
                                  asset write-offs         costs (a)             costs
                                  ----------------   --------------------   ---------------
Balance as of January 5, 2002         $     --             $ 6,057              $   279

Cash Reductions - 2002                      --              (1,864)                (207)
                                      --------             -------              -------
Balance as of July 6, 2002            $     --             $ 4,193              $    72
                                      ========             =======              =======

Balance as of December 30, 2000       $ 29,501             $11,805              $ 6,655

Cash Reductions - 2001                      --              (5,302)              (3,861)

Non-cash reductions - 2001             (22,016)               (129)                  --
                                      --------             -------              -------
Balance as of July 7, 2001            $  7,485             $ 6,374              $ 2,794
                                      ========             =======              =======


                                                     Legal and
                                  Retail outlet    other related
                                  store closings       costs        Total
                                  --------------   -------------   --------
Balance as of January 5, 2002        $    --          $    --      $  6,336

Cash Reductions - 2002                    --               --        (2,071)
                                     -------          -------      --------
Balance as of July 6, 2002           $    --          $    --      $  4,265
                                     =======          =======      ========

Balance as of December 30, 2000      $ 4,711          $ 3,820      $ 56,492

Cash Reductions - 2001                  (937)          (3,172)      (13,272)

Non-cash reductions - 2001            (2,859)              --       (25,004)
                                     -------          -------      --------
Balance as of July 7, 2001           $   915          $   648      $ 18,216
                                     =======          =======      ========

(a) Includes $2,211 of liabilities subject to compromise at July 6, 2002 and January 5, 2002.

Note 5 - Inventories

                     July 6,     January 5,
                      2002          2002
                    --------     ----------
Finished goods      $288,522      $375,956
Work in process       46,020        47,325
Raw materials         40,565        45,718
                    --------      --------
                     375,107       468,999
Less:  reserves       38,931        50,097
                    --------      --------
                    $336,176      $418,902
                    ========      ========

Note 6 - Debt

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                    July 6, 2002   January 5, 2002
                                                    ------------   ---------------
Amended DIP                                         $        --      $   155,915
GECC lease settlement (a) (e)                             8,581               --
$600 million term loan (b)                              585,050          587,548
Revolving credit facilities (b)                       1,014,386        1,018,719
Term loan agreements (b)                                 27,045           27,161
Capital lease obligations                                 3,862            5,582
Foreign credit facilities (b)(c)                        143,702          143,439
Equity Agreement Notes (b)(d)                            56,520           56,677
                                                    -----------      -----------
                                                      1,839,146        1,995,041
Current portion                                          (6,825)        (155,915)
Reclassified to liabilities subject to compromise    (1,830,565)      (1,839,126)
                                                    -----------      -----------
   Total long-term debt                             $     1,756      $        --
                                                    ===========      ===========

(a)  Represents payments due pursuant to the GECC lease settlement.

(b) The reduction in the credit facilities primarily reflects the repayment of certain amounts from the proceeds generated from the sale of GJM and Penhaligon's.

(c)  Includes impact of fluctuations in foreign currency exchange rates.

(d) Interest bearing notes payable to certain banks related to the settlement of equity forward purchase agreements ("Equity Agreements") entered into in connection with the Company's stock repurchase program.

(e)  Reflects July 2002 payment.

     Total debt does not include pre-petition trade drafts outstanding as of July 6, 2002 and January 5, 2002 of $349,872 and $351,367, respectively that are included in liabilities subject to compromise.

Debtor-in-Possession Financing

     On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002. The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan. The Amended DIP (when originally executed) provided for a $375,000 non-amortizing revolving credit facility (which includes letter of credit facility of up to $200,000) ("Tranche A") and a $225,000 revolving credit facility ("Tranche B"). On December 27, 2001 the Tranche B commitment was reduced to $100,000. On April 19, 2002, the Company voluntarily elected to eliminate Tranche B based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and Tranche B would not be needed to fund the Company's on-going operations. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. On October 8, 2002, the Company

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275,000.

     All outstanding borrowings under the Amended DIP had been repaid as of July 6, 2002. Amounts outstanding under the Amended DIP at January 5, 2002 were $155,915. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at July 6, 2002 and January 5, 2002 of approximately $64,008 and $60,031 respectively. The total amount of additional credit available to the Company at July 6, 2002 and January 5, 2002 was $143,954 and $159,054 respectively. As of October 1, 2002, the Company had repaid all outstanding borrowings under the Amended DIP and had approximately $60,835 of cash available as collateral against outstanding trade and stand-by letters of credit.

     The Amended DIP is secured by substantially all of the domestic assets of the Company.

GECC Settlement

     On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ("GECC"). The leases had original terms of from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's total claims under the leases were approximately $51,152. Under the terms of the settlement agreement, the Company will pay GECC $15,200 of which $5,600 had been paid by the Company through June 12, 2002. The Company will pay the balance of $9,600 (net present value of $9,071 at June 12, 2002) in equal installments of $550 through the date of the consummation of a confirmed plan of reorganization and $750 per month thereafter until the balance is fully paid. The net present value of the remaining GECC payments of $8,581 is classified as long-term debt not subject to compromise at July 6, 2002. All other amounts claimed by GECC under the leases of $35,952 (including $13,045 previously accrued and charged to operating expense by the Company) are classified as liabilities subject to compromise at July 6, 2002. Amounts not previously accrued by the Company but included in the GECC claim of $22,907 were charged to reorganization items in the second quarter of fiscal 2002.

     The assets acquired pursuant to the terms of the settlement agreement were recorded at their estimated fair value, which was estimated to be equal to the present value of payments due to GECC under the terms of the settlement agreement. Such assets are being depreciated using the straight-line method over their estimated remaining useful lives of 2 to 4 years.

Pre-Petition Debt Agreements--Subject to Compromise

     The Company was in default of substantially all of its U.S. pre-petition credit agreements as of July 6, 2002. All pre-petition debt of the Debtors has been classified as liabilities subject to compromise in the consolidated condensed balance sheet at July 6, 2002 and January 5, 2002. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on June 11, 2001, except for interest on certain foreign credit agreements that are subject to standstill and inter-creditor agreements. Total interest accrued on foreign debt agreements was $1,630 in the second quarter of fiscal 2002. Total interest accrued on foreign debt agreements since the Petition Date totaled $7,328, which is included in liabilities subject to compromise at July 6, 2002. The Company's proposed plan of reorganization requires the payment of such interest.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Interest expense, net

     Interest expense included in the consolidated condensed statement of operations is as follows:

Interest expense

                           For the Three Months Ended   For the Six Months Ended
                           --------------------------   ------------------------
                               July 6,   July 7,          July 6,    July 7,
                                2002      2001              2002       2001
                               -------   -------          --------   --------
Interest expense               $ 6,018   $40,523          $ 12,982   $104,463
Interest income                 (2,923)       --            (2,923)        --
                               -------   -------          --------   --------
Interest expense, net          $ 3,095   $40,523          $ 10,059   $104,463
                               =======   =======          ========   ========

Note 7 - Liabilities Subject to Compromise

     The principal categories of obligations classified as liabilities subject to compromise are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim as filed with the Bankruptcy Court and may be subject to future adjustments depending on future Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. In addition, other claims may result from the rejection of additional leases and executory contracts by the Debtors. The following summarizes liabilities subject to compromise at July 6, 2002 and January 5, 2002:

                                                       July 6, 2002   January 5, 2002
                                                       ------------   ---------------
Current liabilities :
   Accounts payable                                     $  385,718      $  386,711
   Accrued liabilities, including GECC claim               106,431          66,071
Debt :
$600 million term loan (a)                                 585,050         587,548
Revolving credit facilities (a)                          1,014,386       1,018,719
Term loan agreements (a)                                    27,045          27,161
Capital lease obligations                                    3,862           5,582
Foreign credit facilities (a) (b)                          143,702         143,439
Equity Agreement Notes (a)                                  56,520          56,677
Company-obligated mandatorily redeemable convertible       120,000         120,000
   preferred securities
Other liabilities                                           27,485          27,485
                                                        ----------      ----------
                                                        $2,470,199      $2,439,393
                                                        ==========      ==========

(a) Reduction in the amount outstanding reflects repayments of certain amounts under the Company's pre-petition credit facilities from the proceeds generated by the sale of GJM and Penhaligon's.

(b)  Reflects the impact of foreign currency translation.

Note 8 - Company-Obligated Mandatorily Redeemable Convertible Preferred Securities.

     In 1996, the Company's wholly owned subsidiary, Designer Holdings Ltd. ("Designer Holdings") issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities with an aggregate nominal value of $120,000 (the "Preferred Securities"). Each Preferred Security is convertible

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

into 0.6888 of a share of the Company's common stock, or an aggregate of 1,653,177 shares. The nominal value of the Preferred Securities is included in liabilities subject to compromise at July 6, 2002 and January 5, 2002. Holders of Preferred Securities will receive a distribution under the Company's proposed plan of reorganization equal to 0.60% of the newly issued common stock in the Company if such holders do not vote to reject the Company's proposed plan of reorganization, see Note 1.

     The following summarizes the unaudited financial information of Designer Holdings, as of July 6, 2002 and January 5, 2002 and for the three month and six month period ended July 6, 2002 and July 7, 2001.

     The information below may not be indicative of future operating results.

Balance sheet summary:
                                      July 6,   January 5,
                                       2002        2002
                                     --------   ----------
Current assets                       $ 73,090    $ 96,536
Noncurrent assets                     161,156     421,955
Current liabilities                    29,905      24,684
Noncurrent liabilities                 49,085      39,562
Liabilities subject to compromise:
   Current liabilities                  8,551       8,564
   Redeemable preferred securities    120,000     120,000
Stockholders' equity                   18,547     325,681

Statement of operations summary:

                           Three months ended            Six months ended
                       ---------------------------   --------------------------
                          July 6,        July 7,        July 6,        July 7,
                       2002 (a) (b)   2001 (a) (b)   2002 (a) (b)   2001 (a) (b)
                       ------------   ------------   ------------   ------------
Net revenues             $ 59,986       $ 45,898     $ 130,462       $ 126,224
Cost of goods sold         45,377         51,477        98,700         112,436
Net loss                   (7,963)       (68,989)     (307,134)(c)     (88,841)

(a) Excludes Retail Store Division's net revenues of $9,977 and $18,802 and $13,125 and $24,465 for the three and six month periods ended July 6, 2002 and July 7, 2001, respectively. As a result of the integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

(b) Net loss includes a charge of $3,801 and $7,924 and $6,031 and $22,985 of general corporate expenses for the three and six month periods, respectively.

(c) Includes the cumulative effect of a change in accounting principle of $302,655 in the first six months of fiscal 2002 related to the adoption of SFAS No. 142.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 9 - Supplemental Cash Flow Information

                                                     Three Months Ended    Six Months Ended
                                                     ------------------   -------------------
                                                     July 6,    July 7,   July 6,    July 7,
                                                       2002      2001       2002       2001
                                                     --------   -------   --------   --------
Cash paid (received) for:
      Interest                                       $  2,600   $62,213   $  5,802   $120,196
      Income taxes, net of refunds received           (13,743)     (284)   (12,037)     4,938
Supplemental non-cash investing and financing
   activities:
      Debt issued for purchase of fixed assets (a)      9,071        --      9,071         --

(a) Represents debt incurred and assets purchased under the GECC lease settlement - Note 6.

Note 10 - Business Segments

     The Company operates in three segments: Sportswear and Swimwear, Intimate Apparel, and Retail Stores.

     The Sportswear and Swimwear segment designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportswear and jeanswear, men's accessories and men's, women's, junior's and children's swimwear and active apparel under the Chaps by Ralph Lauren(R), Calvin Klein'r', Catalina'r', A.B.S. by Allen Schwartz'r', Speedo'r', Speedo'r' Authentic Fitness'r', Anne Cole'r', Cole of California'r', Sandcastle'r', Sunset Beach'r', Lauren'r'/Ralph Lauren'r', Ralph'r'/Ralph Lauren'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand names.

     The Intimate Apparel segment designs, manufactures, imports and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', White Stag'r', Lejaby'r', Rasurel'r' and Bodyslimmers'r' brand names, and men's underwear under the Calvin Klein'r' brand name.

     The Retail Stores segment which is comprised of both outlet retail as well as full-price retail stores, principally sells the Company's products to the general public through stores under the Speedo'r' Authentic Fitness'r' name as well as Company retail outlet stores for the disposition of excess and irregular inventory. At January 5, 2002 the Company operated 95 Speedo Authentic Fitness retail stores and 86 outlet retail stores. Through July 6, 2002 the Company closed 24 Speedo Authentic Fitness stores and 38 domestic outlet retail stores leaving 71 Speedo Authentic Fitness and 48 outlet retail stores as of July 6, 2002. Through October 14, 2002 the Company had closed 23 additional Speedo Authentic Fitness Stores leaving 48 stores operating on October 14, 2002. The Company expects to close its remaining 26 domestic outlet retail stores by the end of fiscal 2002.

     Net revenues for the 38 outlet retail stores closed in the first half of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $9,662 and $19,231, respectively. Net revenues for the 26 outlet retail stores to be closed in the fourth quarter of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $18,583 and $21,826, respectively.

     Net revenues for the 24 Authentic Fitness stores closed in the first half of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $1,936 and $2,863, respectively. Net revenues for the 23 Authentic Fitness stores closed in the third quarter of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $3,998 and $4,529, respectively.

     The accounting policies of the segments are the same as those of the Company. Transfers to the Retail Stores segment occur at standard cost and are not reflected in the net revenues of the Intimate Apparel or Sportswear and Swimwear segments. The Company evaluates the performance of its segments based upon operating income (loss) before general corporate expenses not allocated and reorganization items. Information by business segment is set forth below.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                     Sportswear
                                        and       Intimate    Retail
                                      Swimwear     Apparel    Stores      Total
                                     ----------   --------   --------   ---------
Three months ended July 6, 2002:
   Net revenues                       $208,769    $145,277   $ 27,721   $ 381,767
   Segment operating income (loss)      13,010      19,735       (438)     32,307

Three months ended July 7, 2001:
   Net revenues                       $201,094    $113,468   $ 47,708   $ 362,270
   Segment operating loss              (68,977)    (93,214)    (9,698)   (171,889)

Six months ended July 6, 2002:
   Net revenues                       $445,713    $289,444   $ 56,662   $ 791,819
   Segment operating income (loss)      39,698      32,241     (4,648)     67,291

Six months ended July 7, 2001:
   Net revenues                       $492,610    $276,347   $ 92,532   $ 861,489
   Segment operating loss              (36,291)    (84,684)   (13,286)   (134,261)

     The reconciliation of total segment operating income (loss) to total consolidated loss before taxes and cumulative effect of a change in accounting principle for the periods ended July 6, 2002 and July 7, 2001, respectively, is as follows:

                                            Three Months Ended      Six Months Ended
                                           --------------------   --------------------
                                           July 6,     July 7,    July 6,     July 7,
                                             2002       2001       2002        2001
                                           --------   ---------   --------   ---------
Segment operating income (loss)            $ 32,307   $(171,889)  $ 67,291   $(134,261)
General corporate expenses not allocated     17,038      40,896     35,728      72,316
                                           --------   ---------   --------   ---------
Operating income (loss) before
   reorganization items                      15,269    (212,785)    31,563    (206,577)
Reorganization items                         42,554      78,202     58,085      78,202
                                           --------   ---------   --------   ---------
Operating loss                              (27,285)   (290,987)   (26,522)   (284,779)
Investment loss                                  --       3,708         --       6,672
Interest expense, net                         3,095      40,523     10,059     104,463
                                           --------   ---------   --------   ---------
Loss before provision for income taxes
   and cumulative effect of change in
   accounting principle                    $(30,380)  $(335,218)  $(36,581)  $(395,914)
                                           ========   =========   ========   =========

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

Note 11 - Comprehensive (Loss)

     The components of comprehensive loss are as follows:

                                                        Three Months Ended      Six Months Ended
                                                       --------------------   ---------------------
                                                       July 6,     July 7,     July 6,     July 7,
                                                         2002       2001        2002        2001
                                                       --------   ---------   ---------   ---------
Net loss                                               $(31,989)  $(338,418)  $(889,741)  $(402,036)
                                                       --------   ---------   ---------   ---------
Other comprehensive income (loss):
   Foreign currency translation adjustments                 126        (314)      1,856         482
   Change in unfunded minimum pension liability          (2,000)     (2,000)     (4,000)     (3,530)
   Transition adjustment for SFAS No. 133 adoption           --     (20,328)         --          --
   Change in fair value of cash flow hedge,
      interest rate swaps                                    --         202          --          --
   Unrealized deferred loss on marketable securities         67          44          22          30
                                                       --------   ---------   ---------   ---------
Total other comprehensive loss                           (1,807)    (22,396)     (2,122)     (3,018)
                                                       --------   ---------   ---------   ---------
                                                             --
Comprehensive loss                                     $(33,796)  $(360,814)  $(891,863)  $(405,054)
                                                       ========   =========   =========   =========

     The transition adjustment relates to the reclassification of a gain on the termination of certain interest rate swaps from other liabilities to other comprehensive income and the subsequent reclassification of the gain to reorganization items in the second quarter of fiscal 2001.

     The components of accumulated other comprehensive loss are as follows:

                                             July 6,    January 5,
                                              2002         2002
                                             --------   ----------
Unfunded minimum pension liability           $(36,494)   $(32,494)
Foreign currency translation adjustments      (18,705)    (20,561)
Unrealized holding losses, net                     61          39
                                             --------    --------

Total accumulated other comprehensive loss   $(55,138)   $(53,016)
                                             ========    ========

Note 12 - Income Taxes

     The provision for income taxes of $1,609 for the second quarter of fiscal 2002 reflects accrued income taxes on foreign earnings. The provision for income taxes for the first half of fiscal 2002 of $51,538 reflects accrued income taxes of $5,480 on foreign earnings and an increase in the Company's valuation allowance of $46,058. The increase in the valuation allowance resulted from an increase in the Company's deferred tax assets that may not be realized. The tax benefit associated with impairment losses was recorded by the Company in connection with the adoption of SFAS No. 142 during the first quarter of fiscal 2002. The Company has not provided any tax benefit for domestic losses and certain foreign losses incurred during the first half of fiscal 2002.

     The provision for income taxes for the second quarter of fiscal 2001 and first six months of fiscal 2001 reflects accrued taxes of $3,200 and $6,122, respectively on foreign earnings. The Company has not provided any tax benefit for domestic losses and certain foreign losses incurred in the first half of fiscal 2001.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, expect share amounts)
                                   (Unaudited)

Note 13 - Equity

                                                       Three Months Ended       Six Months Ended
                                                      --------------------   ---------------------
                                                       July 6,    July 7,     July 6,     July 7,
                                                        2002        2001        2002        2001
                                                      --------   ---------   ---------   ---------
Numerator for basic and diluted earnings per share:
   Loss before cumulative effect of change
      in accounting principle                         $(31,989)  $(338,418)  $ (88,119)  $(402,036)
   Cumulative effect of change in accounting
      principle                                             --          --     801,622          --
                                                      --------   ---------   ---------   ---------
Net loss                                              $(31,989)  $(338,418)  $(889,741)  $(402,036)
                                                      ========   =========   =========   =========
Denominator for basic and diluted loss per share
   -- weighted average number of shares                 52,936      52,898      52,936      52,886
                                                      ========   =========   =========   =========
Basic and diluted loss per share before cumulative
   effect of change in accounting principle (a) (b)   $  (0.60)  $   (6.40)  $   (1.66)  $   (7.60)
                                                      ========   =========   =========   =========

(a) The effect of potentially dilutive securities has been excluded from the computation of loss per share for all periods presented because the effect would have been anti-dilutive. Dilutive securities at July 6, 2002 and July 7, 2001 included options to purchase 5,293,342 shares and 15,699,796 shares of common stock, respectively; unvested restricted stock of 19,424 shares and 260,950 shares, respectively, and; 5,200,000 shares issuable pursuant to the Equity Agreements, respectively.

(b)  There were no outstanding, in-the-money options at July 6, 2002.

     Options to purchase shares of common stock outstanding at July 6, 2002 and July 7, 2001 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares as shown below:

                                   July 6,        July 7,
                                    2002           2001
                                ------------   ------------

Number of shares under option      5,293,342     15,699,796
Range of exercise prices        $0.67-$42.88   $0.67-$42.88

     Incremental shares issuable on the assumed conversion of the Preferred Securities amounting to 1,653,177 shares were not included in the computation of diluted earnings per share for any of the periods presented, as the impact would have been anti-dilutive.

     The Company has reserved 16,132,022 shares of Class A Common Stock for issuance under its various stock option plans as of July 6, 2002. In addition, as of July 6, 2002 and January 5, 2002 there were 12,242,629 shares of Class A Common Stock in treasury stock available for the issuance under certain of the plans.

Note 14 - Legal Matters

     As a consequence of the Chapter 11 Cases, all pending claims and litigation against the Company and its filed subsidiaries have been automatically stayed pursuant to Section 362 of the Bankruptcy Code absent further order of the Bankruptcy Court. Below is a summary of legal proceedings the Company believes to be material.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, expect share amounts)
                                   (Unaudited)

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

     On or about October 30, 2001, SIL filed a motion in Bankruptcy Court seeking relief from the automatic stay to pursue the Speedo Litigation in the District Court, and have its rights determined there through a jury trial (the "Speedo Motion"). The Debtors opposed the Speedo Motion, and oral argument was held on February 21, 2002. On June 11, 2002, the Bankruptcy Court denied the Speedo Motion on the basis that inter alia, (i) the Speedo Motion was premature and (ii) the Bankruptcy Court has core jurisdiction over resolution of the Speedo Claims. Pursuant to, and in conjunction with, confirmation of the Company's proposed plan of reorganization, the Debtors will assume the Speedo Licenses. The Debtors believe that all issues raised by SIL with respect to the assumption of the Speedo licenses can be resolved by the Bankruptcy Court or otherwise resolved in a manner which will not preclude assumption of the Speedo Licenses as of the effective date of the proposed plan.

     Wachner Claim. On January 18, 2002, Mrs. Linda J. Wachner, former President and Chief Executive Officer of the Company, filed a proof of claim in the Chapter 11 Cases related to the post-petition termination of her employment with the Company asserting an administrative priority claim in excess of $25 million (the "Wachner Claim"). The Debt Coordinators for the Company's pre-petition lenders, the Official Committee of Unsecured Creditors and the Company have objected to the Wachner Claim. Discovery with respect to the Wachner Claim is proceeding and a hearing will be scheduled in the Bankruptcy Court regarding the Wachner Claim. Confirmation and effectiveness of the Debtors' proposed plan of reorganization are not conditioned upon or otherwise dependent upon a resolution of the Wachner Claim.

     Shareholder Class Actions. Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York against the Company and certain of its officers and directors (the "Shareholder I Class Action"). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 17, 1997 and July 19, 2000 (the "First Class Period"), allege, inter alia, that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act") by artificially inflating the price of the Company's stock and failing to disclose certain information during the First Class Period.

     On November 17, 2000, the Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, expect share amounts)
                                   (Unaudited)

fraud with the requisite particularity. On April 25, 2002, the District Court granted the individual defendant's motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal with respect to such dismissal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs' voluntarily dismissed, without prejudice, their claims against the Company. On October 2, 2002, plaintiffs filed a notice of appeal with respect to the District Court's entry of final judgement in favor of the individual defendants.

     Between April 20, 2001 and May 31, 2001, five putative class action complaints, against the Company and certain of its officers and directors were filed in the U.S. District Court for the Southern District of New York (the "Shareholder II Class Action"). The complaints, on behalf of a putative class of shareholders of the Company who purchased Company stock between September 29, 2000 and April 18, 2001 (the "Second Class Period"), allege, inter alia, that defendants violated the Exchange Act by artificially inflating the price of the Company's stock and failing to disclose negative information during the Second Class Period.

     On August 3, 2001, the District Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346 (MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain current and former officers and directors of the Company, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the District Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002, the defendants filed motions to dismiss the second amended complaint, which motions are pending. On August 21, 2002, plaintiffs filed a third amended complaint adding the Company's current independent auditors as a defendant.

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

Note 15 - Supplemental Condensed Financial Information.

     The following condensed financial statements of The Warnaco Group, Inc., 36 of its 37 U.S. subsidiaries and Warnaco Canada (the "Debtors") represent the condensed consolidated financial position as of July 6, 2002 and January 5, 2002, results of operations and cash flows for the Debtors for the periods ended July 6, 2002 and July 7, 2001:

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, expect share amounts)
                                   (Unaudited)

                                                                 July 6,      January 5,
                                                                   2002         2002
                                                               -----------   -----------
                                     ASSETS
Current assets                                                 $   530,809   $   624,623
Net property, plant and equipment                                  172,005       191,117
Intercompany accounts, net                                          21,055        44,532
Intangible and other assets, net                                    76,683       869,659
Investment in affiliates                                           116,328       181,212
                                                               -----------   -----------
                                                               $   916,880   $ 1,911,143
                                                               ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities not subject to compromise:
   Current Liabilities:
      Amended DIP                                              $        --   $   155,915
      Current portion of long-term debt                              6,825            --
      Other current liabilities                                    146,698       135,383
                                                               -----------   -----------

      Total current liabilities                                    153,523       291,298

      Other long-term liabilities                                   34,332        31,736
Long-term debt                                                       1,756            --
Liabilities subject to compromise                                2,470,199     2,439,393
Stockholders' deficiency:
   Class A Common Stock, $0.01 par value
      130,000,000 shares authorized, 65,232,594 issued                 654           654
   Additional paid-in-capital                                      909,054       909,054
   Accumulated other comprehensive loss                            (55,138)      (53,016)
   Deficit                                                      (2,283,415)   (1,393,674)
   Treasury stock, at cost 12,242 629 shares                      (313,889)     (313,889)
   Unearned stock compensation                                        (196)         (413)
                                                               -----------   -----------
Total stockholders' deficiency                                  (1,742,930)     (851,284)
                                                               -----------   -----------
                                                               $   916,880   $ 1,911,143
                                                               ===========   ===========

                             THE WARNACO GROUP,INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

                                                       Three Months Ended       Six Months Ended
                                                      --------------------   ---------------------
                                                       July 6,    July 7,     July 6,     July 7,
                                                        2002       2001        2002        2001
                                                      --------   ---------   ---------   ---------
Net revenues                                          $320,337   $ 301,816   $ 667,108   $ 728,992
Cost of goods sold                                     231,541     339,724     492,348     660,704
                                                      --------   ---------   ---------   ---------
Gross profit (loss)                                     88,796     (37,908)    174,760      68,288
Selling, general and administrative expenses            78,176     150,622     156,040     264,008
                                                      --------   ---------   ---------   ---------
Operating income (loss) before reorganization items     10,620    (188,530)     18,720    (195,720)
Reorganization items                                    41,228      78,202      55,619      78,202
Equity in (income) loss of unconsolidated
    subsidiaries                                         1,235      25,514      (3,708)      13,983
                                                      --------   ---------   ---------   ---------
Operating loss                                         (31,843)   (292,246)    (33,191)   (287,905)
Interest expense, net                                    3,021      43,946       9,944     112,254
Other income                                              (583)       (358)     (1,074)       (730)
                                                      --------   ---------   ---------   ---------
Loss before provision for income taxes
   and cumulative effect of change in accounting
   principle                                           (34,281)   (335,834)    (42,061)   (399,429)
Provision (benefit) for income taxes                    (2,292)      2,584      46,058       2,607
                                                      --------   ---------   ---------   ---------
Loss before cumulative effect of
   change in accounting principle                      (31,989)   (338,418)    (88,119)   (402,036)
Cumulative effect of change in accounting
   principle net of income tax benefit                      --          --     801,622          --
                                                      --------   ---------   ---------   ---------
Net loss                                              $(31,989)  $(338,418)  $(889,741)  $(402,036)
                                                      ========   =========   =========   =========

                             THE WARNACO GROUP,INC.
                             (Debtor-In-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                  (Unaudited)

                                                                         For the Six Months Ended
                                                                         ------------------------
                                                                           July 6,     July 7,
                                                                            2002        2001
                                                                          ---------   ---------
Cash flows from operating activities:
   Net loss                                                               $(889,741)  $(402,036)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                       25,845      47,558
         (Gain) loss on sales of fixed assets                                  (105)      4,510
         Amortization of deferred financing costs                             4,731      10,345
         Cumulative effect of the change in accounting                      801,622          --
         Increase in deferred income tax valuation allowance                 46,058          --
         Loss on sale of GJM and Penhaligon's                                 2,100          --
         Market value adjustments to Equity Agreements                           --       6,672
         Amortization of interest rate swap gain                                 --      (2,468)
         Amortization of unearned stock compensation                            217       1,994
         Non-cash reorganization costs and other items                       31,994      82,506
   Changes in operating assets and liabilities:
      Accounts receivable                                                    68,363    (144,877)
      Inventories                                                            85,029      51,878
      Accounts payable and accrued liabilities                               20,474     (69,604)
      Prepaid expenses and other current assets and liabilities              15,975         870
      Change in other long-term assets and liabilities                       (1,383)       (784)
      Net change in intercompany and investment accounts                     10,293     (52,927)
                                                                          ---------   ---------
            Net cash provided by (used in) operating activities             221,472    (466,363)

Cash flows from investing activities:
   Proceeds from the sale of GJM and Penhaligon's                            20,459          --
   Capital expenditures, net of disposals                                    (1,818)    (16,833)
                                                                          ---------   ---------
            Net cash provided by (used in) investing activities              18,641     (16,833)

Cash flows from financing activities:
      Net borrowings (repayments) under pre-petition credit facilities      (10,032)    329,490
      Net borrowings (repayments) under Amended DIP                        (155,915)    183,922
      Repayments of GECC debt                                                  (490)         --
      Increase in deferred financing costs                                       --     (17,344)
                                                                          ---------   ---------
            Net cash provided by (used in) financing activities            (166,437)    496,068
Translation adjustments                                                       1,811        (223)
                                                                          ---------   ---------
            Net increase in cash and cash equivalents                        75,487      12,649
    Cash at beginning of period                                              18,758       5,355
                                                                          ---------   ---------
    Cash at end of period                                                 $  94,245      18,004
                                                                          =========   =========

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

     The Company filed its proposed plan of reorganization on October 1, 2002 and is in the process of seeking the acceptance and confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code.

     During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. The Debtors continue to evaluate the Company's operations and may identify additional assets for potential disposition. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through July 6, 2002, the Company sold certain assets including its GJM and Penhaligon's business and the inventory of certain of its retail outlet stores generating proceeds of approximately $43 million in the aggregate. In October 2002, the Company made a strategic decision to close the remaining 26 outlet retail stores it was then operating. The Company expects that the stores will be closed before the end of fiscal 2002. At July 6, 2002, the Company has classified certain assets as assets held for sale. The assets held for sale of $1,310 primarily represent remaining land and buildings that were sold by the Company in the third quarter of fiscal 2002. Such assets were previously written-down to estimated net realizable value in fiscal 2001.

     The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors and consequently, the Company's consolidated results of operations. Future results of operations may also be adversely affected by other factors relating to the Chapter 11 Cases.

Basis of Presentation

     The Company's consolidated condensed financial statements included in this Quarterly Report have been prepared on a "going concern" basis in accordance with accounting principles generally accepted in the United States of America. The "going concern" basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize upon its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading thereto, there is substantial doubt about the appropriateness of the use of the "going concern" assumption. Furthermore, the Company's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial doubt. If the "going concern" basis was not used in the preparation of the Company's consolidated condensed financial statements significant adjustments would be necessary in the carrying value of assets and liabilities, the classification of assets and liabilities and the amount of revenue and expenses reported. Continuation of the Company as a "going concern" is contingent upon, among other things its ability to (i) formulate a plan of reorganization that will gain the approval of the parties required by the Bankruptcy Code and the Bankruptcy Court, (ii) comply with the terms of the Amended DIP, (iii) return to profitability, and (iv) generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters create substantial doubt about the Company's ability to continue as a "going concern".

Discussion of Critical Accounting Policies

     SEC Financial Reporting Release No. 60 encourages companies to include a discussion of critical accounting policies or methods used to prepare financial statements in its quarterly and annual reports. In addition, Financial Reporting Release No. 61 encourages companies to include a discussion addressing, among other matters, liquidity, off-balance sheet arrangements and contractual obligations and commercial commitments. The following are the Company's critical accounting policies and a brief discussion of each.

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

     The Company has identified reorganization items related to the Company's Chapter 11 Cases. The determination of certain of the amounts included in reorganization items involves the estimation of amounts that will ultimately be realized from the sales of assets and the amount of liabilities that will ultimately be claimed by certain of the Company's creditors in the Chapter 11 Cases. The actual amounts that will ultimately be realized or claimed differ significantly from the amounts originally estimated by the Company. The Company reviews its estimates of reorganization items on a monthly basis and adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated.

     In fiscal 2000, the Company recorded special charges related to the closing of facilities, discontinuing under-performing product lines, write-down of assets and reduction of its production, distribution and administrative workforce. The determination of the amount of these special items involved the estimation of amounts that will be realized from the sales of assets and the amount of liabilities that will be incurred in the future. The actual amounts that will ultimately be realized from asset sales or incurred may differ significantly from the amounts originally estimated by the Company. The Company reviews its estimates of special items on an on-going basis. Adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated.

     In the first quarter of fiscal 2002, the Company recorded a charge of $801,622, net of income tax benefit of $53,513, for the cumulative effect of a change in accounting related to the adoption of SFAS No. 142. The determination of the amount of the charge for the cumulative effect involved significant judgment and the use of estimates of the future earnings of the Company and its various business units and the fair value assigned to the Company's various assets and liabilities. The amount that the Company and its various business units will ultimately earn and the future fair value of the Company's assets and business units could differ significantly from these estimates.

     Revenue recognition. The Company recognizes revenue when goods are shipped to customers and title has passed, net of allowances for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers. The Company maintains an allowance for estimated amounts that the Company does not expect to collect from its trade customers. The allowance for doubtful accounts includes amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and a general amount for estimated losses. The amount of the provision for accounts receivable allowances is impacted by the overall economy, the financial condition of the Company's customers and many other factors most of which are not controlled by the Company or its management. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the allowance for doubtful accounts significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of certain of its customers.

     Inventories. The Company values its inventories at the lower of cost, determined on a first-in first- out basis, or market value. The Company evaluates all inventories to determine excess units or slow moving styles based upon quantities on hand, orders in house and expected future orders. For those items of which the Company believes it has an excess supply or for styles or colors that are out-of-date, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. As of July 6, 2002, the Company had identified inventory with a carrying value of approximately $49.7 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of July 6, 2002, the Company had approximately $38.9 million of inventory reserves for excess, obsolete and other inventory adjustments. As of January 5, 2002, the Company had identified inventory with a carrying value of approximately $88.2 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 5, 2002, the Company had approximately $50.1 million of inventory reserves for excess, obsolete and other inventory adjustments.

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

Reorganization items

     In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes during fiscal 2001 to streamline the Company's operations, focus on its core businesses, and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001, will not be completed until the end of fiscal 2002 or later. In connection with these strategies, the Company reorganized its Retail Stores Division by closing 141 of the 267 stores it operated at the beginning of fiscal 2001. The Company closed 23 stores in the second and third quarters of fiscal 2002 and expects to close additional stores by the end of fiscal 2002. The Company wrote-off $6.4 million of fixed assets and accrued $2.5 million of lease termination costs related to rejected leases of the closed stores in the second and third quarters of fiscal 2002. Lease termination costs are included in liabilities subject to compromise.

     On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ("GECC"). The leases had original terms of from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's total claims under the leases totaled approximately $51.2 million. Under the terms of the settlement agreement, GECC will receive $15.2 million payable in installments of $0.55 million per month until the Company's plan of reorganization is consummated and $0.75 million per month thereafter until the balance is paid in full. Through July 6, 2002, the Company had previously paid GECC $5.6 million of the $15.2 million. The present value of the remaining cash payments to GECC under the settlement agreement of $8.6 million are included in long-term debt not subject to compromise at July 6, 2002. The remaining amount of the GECC claim of approximately $36.0 million is included in liabilities subject to compromise at July 6, 2002. The Company had recorded accrued liabilities related to the GECC leases of approximately $13.0 million prior to the settlement and, recorded approximately $22.9 million as reorganization items in the second quarter of fiscal 2002. See Note 6 of Notes to Consolidated Condensed Financial Statements.

     The Debtors continue to evaluate the assets of the Company for potential disposition. However, there can be no assurance that the Company will be able to consummate any such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

     In the first quarter of fiscal 2002, the Company sold the assets of Penhaligon's and GJM for net proceeds of approximately $20.5 million in the aggregate. In fiscal 2001 the Company recorded an impairment loss related to the goodwill of GJM of approximately $26.8 million.

     The amount of proceeds that will be realized, if any, and the effect of any additional asset sales on the Company's proposed plan or plans of reorganization cannot presently be determined. The Company has recorded asset impairment losses for those assets that the Company believes will not be fully realized when they are sold or abandoned.

     As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees, written-down certain assets and accelerated the recognition of certain deferred charges. The transactions were recorded consistent with the provisions SOP 90-7.

     Reorganization items included in the consolidated condensed statement of operations in the first six months of fiscal 2002 are $58.1 million. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. In addition, certain accruals are subject to compromise under the provisions of the Bankruptcy Code. The Company has recorded these accruals at the estimated amount the creditor is entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are subject to determination in the bankruptcy process including the terms of a confirmed plan or plans of reorganization and accordingly are not presently determinable. The Company's proposed plan of reorganization, as filed with the Bankruptcy Court on October 1, 2002, identifies the Company's plan for the settlement of pre-petition liabilities. The Company is currently seeking approval and confirmation of the plan by its creditor constituencies and the Bankruptcy Court. Under the terms of the Company's proposed plan of reorganization, pre-petition liabilities will be settled for substantially less than face value.

Results of Operations.

                     STATEMENT OF OPERATIONS (SELECTED DATA)

                                                  Three Months Ended        Six Months Ended
                                                 ---------------------    ---------------------
                                                  July 6,     July 7,      July 6,      July 7,
                                                   2002         2001        2002         2001
                                                 --------    ---------    --------    ---------
                                                        (Amounts in thousands of dollars)
                                                                  (Unaudited)
Net revenues                                     $381,767    $ 362,270    $791,819    $ 861,489
Cost of goods sold                                265,919      386,583     557,559      740,525
                                                 --------    ---------    --------    ---------
Gross profit (loss)                               115,848      (24,313)    234,260      120,964
   % of net revenue                                  30.3%        -6.7%       29.6%        14.0%
Selling, general and administrative expenses      100,579      188,472     202,697      327,541
                                                 --------    ---------    --------    ---------
Operating income (loss) before reorganization      15,269     (212,785)     31,563     (206,577)
   items % of net revenue                             4.0%      -58.7%         4.0%       -24.0%
Reorganization items                               42,554       78,202      58,085       78,202
                                                 --------    ---------    --------    ---------
Operating loss                                    (27,285)    (290,987)    (26,522)    (284,779)
   % of net revenue                                  -7.1%       -80.3%       -3.3%       -33.1%
Investment loss                                        --        3,708          --        6,672
Interest expense, net                               3,095       40,523      10,059      104,463
Provision for income taxes                          1,609        3,200      51,538        6,122
                                                 --------    ---------    --------    ---------
Loss before cumulative effect of a
   change in accounting                          $(31,989)   $(338,418)   $(88,119)   $(402,036)
                                                 ========    =========    ========    =========

     The Company's results of operations for the first half of fiscal 2001 included 27 weeks of operations based on a 52/53 week fiscal year compared to 26 weeks in the first half of fiscal 2002.

Net Revenues

     Net revenues are as follows:

                                     Three months ended                         Six months ended
                          ---------------------------------------   ---------------------------------------
                           July 6,    July 7,     Inc.        %      July 6,    July 7,     Inc.       %
                            2002       2001      (Dec.)    change     2002       2001      (Dec.)    change
                          --------   --------   --------   ------   --------   --------   --------   ------
Sportswear and Swimwear   $208,769   $201,094   $  7,675     3.8%   $445,713   $492,610   ($46,897)   -9.5%
Intimate Apparel           145,277    113,468     31,809    28.0%    289,444    276,347     13,097     4.7%
Retail Stores               27,721     47,708    (19,987)  -41.9%     56,662     92,532    (35,870)  -38.8%
                          --------   --------   --------   ------   --------   --------   --------   ------
                          $381,767   $362,270   $ 19,497     5.4%   $791,819   $861,489   ($69,670)  - 8.1%
                          ========   ========   ========   ======   ========   ========   ========   ======

     Second Quarter

     Net revenues increased $19.5 million, or 5.4%, to $381.8 million in the second quarter of fiscal 2002 compared to $362.3 million in the second quarter of fiscal 2001. In the same period, Sportswear and Swimwear Division net revenues increased $7.7 million, or 3.8%, to $208.8 million, Intimate Apparel Division net revenues increased $31.8 million, or 28.0%, to $145.3 million and Retail Stores Division net revenues decreased $20.0 million, or 41.9%, to $27.7 million.

     First Half

     Net revenues decreased $69.7 million, or 8.1%, to $791.8 million in the first half of fiscal 2002 compared to $861.5 million in the first half of fiscal 2001. In the same period, Sportswear and Swimwear Division net revenues decreased $46.9 million, or 9.5%, to $445.7 million, Intimate Apparel Division net revenues increased $13.1 million, or 4.7%, to $289.4 million and Retail Stores net revenues decreased $35.9 million, or 38.8%, to $56.7 million.

Sportswear and Swimwear Division.

     Sportswear and Swimwear Division net revenues are as follows:

                                             Three months ended                         Six months ended
                                   ---------------------------------------   ---------------------------------------
                                    July 6,    July 7,     Inc.       %       July 6,    July 7,     Inc.       %
                                     2002       2001      (Dec.)    change     2002       2001      (Dec.)    change
                                   --------   --------   --------   ------   --------   --------   --------   ------
Authentic Fitness                  $104,691   $ 97,302   $  7,389      7.6%  $217,263   $243,505   ($26,242)  -10.8%
Chaps Ralph Lauren                   24,345     42,376    (18,031)   -42.6%    56,900     85,888    (28,988)  -33.8%
Calvin Klein Jeans/Kids              67,218     52,694     14,524     27.6%   146,433    141,976      4,457     3.1%
Calvin Klein Accessories              2,700      3,430       (730)   -21.3%     6,101      7,443     (1,342)  -18.0%
ABS                                   9,815      5,292      4,523     85.5%    19,016     13,798      5,218    37.8%
                                   --------   --------   --------    -----   --------   --------   --------   -----
Sportswear and Swimwear Division   $208,769   $201,094   $  7,675      3.8%  $445,713   $492,610   ($46,897)   -9.5%
                                   ========   ========   ========    =====   ========   ========   ========   =====

     Second Quarter

     The increase in Authentic Fitness net revenues in the second quarter of fiscal 2002 compared to fiscal 2001 reflects increases in Speedo U.S. shipments to Gart's and membership clubs partially offset by decreases in smaller Speedo accounts and by decreases in the Victoria's Secret private label business. The decrease in Chaps net revenues primarily reflects the elimination of sales to warehouse clubs $(11.5 million) and the strategic decision to reduce accounts receivable exposure in Mexico. The increase in Calvin Klein Jeans/Kids net revenues primarily reflects an increase of $6.5 million in sales to membership clubs partially offset by the strategic decision to reduce accounts receivable exposure in Mexico. The decrease in net revenue in Calvin Klein accessories reflects reductions in the United States associated with the post-September 11 reductions in business and with decreases in business with airport duty free shops somewhat offset by increases in the European accessories business. ABS net revenues have benefited from a favorable reception of its new styles at retail.

     First Half

     The decrease in Authentic Fitness net revenues in the first half of fiscal 2002 compared to the first half of fiscal 2001 reflects decreases in Designer Swimwear due to the loss of the Victoria's Secret catalog business and a strategic decision to reduce accounts receivable exposure with certain swim team dealers. The decrease in Chaps net revenues reflects lower sales to warehouse clubs, the loss of the Dillard's business and lower sales in Mexico. The increase in CK Jeans/Kids net revenues reflects higher sales to membership clubs. CK Jeans/Kids sales to membership clubs for the full 2002 fiscal year are expected to be lower than in fiscal 2001. ABS net revenues have benefited from a favorable reception of its new styles at retail.

Intimate Apparel Division.

Net revenues for the Intimate Apparel Division are as follows:

                                             Three months ended                           Six months ended
                                    ----------------------------------------   ---------------------------------------
                                     July 6,    July 7,     Inc.       %        July 6,    July 7,     Inc.       %
                                      2002       2001      (Dec.)    change      2002       2001      (Dec.)    change
                                    --------   --------   --------   -------   --------   --------   --------   ------
Continuing:
   Warner's/Olga                    $ 65,279   $ 33,989   $ 31,290     92.1%   $123,797   $ 89,463   $ 34,334    38.4%
   Calvin Klein Underwear             50,911     38,177     12,734     33.4%    103,686     91,370     12,316    13.5%
   Lejaby                             25,887     20,259      5,628     27.8%     50,412     44,659      5,753    12.9%
   Mass sportswear licensing           3,121      3,088         33      1.1%      7,953      7,987        (34)   -0.4%
                                    --------   --------   --------    -----     -------   --------   --------   -----

Total continuing                     145,198     95,513     49,685     52.0%    285,848    233,479     52,369    22.4%

Total discontinued business units         79     17,955    (17,876)   -99.6%      3,596     42,868    (39,272)  -91.6%
                                    --------   --------   --------    -----     -------   --------   --------   -----

Intimate Apparel Division           $145,277   $113,468   $ 31,809     28.0%   $289,444   $276,347   $ 13,097     4.7%
                                    ========   ========   ========    =====    ========   ========   ========   =====

     Second Quarter

     Net revenues increased $31.8 million, or 28.0%, to $145.3 million in the second quarter of fiscal 2002 compared with $113.5 million in the second quarter of fiscal 2001. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers) Intimate Apparel net revenues increased $49.7 million, or 52.0%, to $145.2 million in the second quarter of fiscal 2002 compared to $95.5 million in the second quarter of fiscal 2001. Warner's/Olga net revenues increased $31.3 million, or 92.1%, primarily through improved distribution fulfillment and increased business with Kohl's (approximately $5 million). The increase in Calvin Klein Underwear net revenues reflects increases in all major accounts, including the international divisions, due to improved sell-through at retail, particularly in the women's business. The increase in Calvin Klein Underwear was realized even though the division made a strategic decision to exit the JC Penney's business in the second quarter of fiscal 2002. Lejaby net revenues increased $5.6 million or 27.8% primarily through improved distribution fulfillment.

     First Half

     For the first half of fiscal 2002 , Intimate Apparel net revenues increased $13.1 million or, 4.7%, to $289.4 million compared with $276.3 million in the first half of fiscal 2001. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers) Intimate Apparel net revenues increased $52.4 million, or 22.4%, to $285.9 million in the first half of fiscal 2002 compared to $233.5 million in the first half of fiscal 2001. The increase in net revenues for continuing businesses primarily is a result of improved distribution fulfillment, as noted above.

Retail Stores Division.

     Net revenues are as follows:

                                        Three months ended                      Six months ended
                            ---------------------------------------  ---------------------------------------
                            July 6,   July 7,      Inc.       %       July 6,   July 7,      Inc.       %
                             2002       2001      (Dec.)    change     2002       2001      (Dec.)    change
                            -------   --------   --------   ------   --------   --------   --------   ------
Outlet retail stores       $ 17,293   $ 30,529   ($13,236)   -43.4%  $ 35,398   $ 58,884   ($23,486)  -39.9%
Authentic Fitness stores     10,342     14,736     (4,394)   -29.8%    20,281     28,529     (8,248)  -28.9%
Penhaligon's                     --      2,133     (2,133)  -100.0%       676      4,441     (3,765)  -84.8%
IZKA                             86        310       (224)   -72.3%       307        678       (371)  -54.7%
                           --------   --------   --------   ------   --------   --------   --------   -----
                           $ 27,721   $ 47,708   ($19,987)   -41.9%  $ 56,662   $ 92,532   ($35,870)  -38.8%
                           ========   ========   ========   ======   ========   ========   ========   =====

     The Company expects to close its 26 remaining domestic outlet retail stores by the end of fiscal 2002.

     Second Quarter

     Net revenues decreased $20.0 million, or 41.9%, to $27.7 million in the second quarter of fiscal 2002 compared to $47.7 million in the second quarter of fiscal 2001. The decrease in net revenues reflects the reduction in the number of outlet retail stores and Authentic Fitness stores the Company operates. Same store sales decreased approximately 14.2% for the outlet retail stores and approximately 3.4% for Authentic Fitness stores in the second quarter of fiscal 2002 compared to the same period in the prior year. The sale of the Penhaligon's business and the planned liquidation of IZKA, a French retail subsidiary, in the third quarter of fiscal 2002 also adversely affected net revenues in the second quarter of fiscal 2002.

     First Half

     Net revenues decreased $35.9 million, or 38.8%, to $56.7 million in the first half of fiscal 2002 compared to $92.5 million in the first half of fiscal 2001. The decrease in net revenues reflects the reduction in the number of retail outlets and Authentic Fitness stores the Company operates. The Penhaligon's business was sold in February 2002 and IZKA, a French retail subsidiary, was liquidated in the third quarter of fiscal 2002.

     Net revenues for the 38 outlet retail stores closed in the first half of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $9,662 and $19,231, respectively. Net revenues for the 26 outlet retail stores to be closed in the fourth quarter of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $18,583 and $21,826, respectively.

     Net revenues for the 24 Authentic Fitness stores closed in the first half of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $1,936 and $2,863, respectively. Net revenues for the 23 Authentic Fitness stores closed in the third quarter of fiscal 2002 for the six months ended July 6, 2002 and July 7, 2001 were $3,998 and $4,529, respectively.

Gross Profit

     Second Quarter

     Gross profit increased $140.1 million to $115.8 million in the second quarter of fiscal 2002 compared with a negative gross profit of $(24.3) million in the second quarter of fiscal 2001. The increase in gross profit reflects an improved regular to off-price sales mix due to the Company's improved sales allowance and markdown experience and improved manufacturing efficiencies. In the second quarter of fiscal 2001, the Company revised its strategy to dispose of its excess and obsolete inventory at the end of each selling season and, as a result, recorded an increase in sales allowances and inventory markdowns of $36 million. Gross margin was 30.3% in the second quarter of fiscal 2002 compared with a negative gross margin of -6.7% in the second quarter of fiscal 2001.

     First Half

     Gross profit for the first half of fiscal 2002 increased $113.3 million, or 93.6%, to $234.3 million compared to $121.0 million in the first half of fiscal 2001. Gross profit in the first half of fiscal 2001 includes the impact of the unfavorable markdown and allowance experience, as noted previously. Gross margin for the first half of fiscal 2002 was 29.6% compared to 14.0% in the first half of fiscal 2001.

Selling, General and Administrative Expenses

     Second Quarter

     Selling, general and administrative expenses for the second quarter of fiscal 2002 decreased $87.9 million, or 46.6%, to $100.6 million compared to $188.5 million in the second quarter of fiscal 2001. Selling, general and administrative expenses as a percentage of net revenues were 26.3% in the second quarter of fiscal 2002 compared with 52.0% in the second quarter of fiscal 2001. Marketing expense for the second quarter of fiscal 2001 includes approximately $15.7 million of increased cooperative advertising expense related to the Company's review of the amounts necessary to satisfy customer claims related in part to the decrease in retail traffic and sales experienced by the Company's core department and specialty store customers. Amortization expense associated with goodwill and intangible assets decreased approximately $8.9 million in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 reflecting the adoption of SFAS No. 142. The Retail Stores Division reduced selling, general and administrative expenses by approximately $8.3 million due primarily to the reduction in the number of stores the division was operating during the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Intimate Apparel Division selling, general and administrative expenses were reduced by approximately $3.5 million related to the sale of GJM and the discontinuance of Fruit of the Loom and Weight Watchers business units. Selling and distribution expenses decreased due to the consolidation of certain of the Company's distribution facilities in Duncansville, PA. Other selling, general and administrative expenses were reduced by approximately $12.3 million in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 due to cost saving measures implemented as part of the Company's restructuring efforts.

     First Half

     Selling, general and administrative expenses for the first half of fiscal 2002 decreased $124.8 million, or 38.1%, to $202.7 million compared to $327.5 million in the first half of fiscal 2001. The decrease in selling, general and administrative expenses reflects lower marketing expenses, as noted above, lower amortization expense of $20.2 million, lower retail expenses of $14.9 million due to the reduction in the number of retail stores the Company operates, lower expenses in Intimate Apparel of $6.0 million related to the discontinuance of the Fruit of the Loom and Weight Watchers business units and the sale of GJM, lower distribution expenses due to the consolidation of certain of the Company's distribution facilities in Duncansville, PA and lower administrative expenses of $23.2 million due to cost saving measures implemented as part of the Company's restructuring efforts.

Operating Income before Reorganization Items

     Operating income before reorganization items is as follows:

                            Three months ended                                   Six months ended
                           ---------------------                               ---------------------
                            July 6,      July 7,     increase    percentage    July 6,      July 7,     increase   percentage
                            2002          2001      (decrease)     change       2002        2001       (decrease)    change
                           --------    ---------    ----------   ----------   --------    ---------    ----------  ---------
Sportswear and Swimwear    $ 13,010    $ (68,977)    $ 81,987      118.9%     $ 39,698    $ (36,291)   $  75,989     209.4%
Intimate Apparel             19,735      (93,214)     112,949      121.2%       32,241      (84,684)     116,925     138.1%
Retail Stores                  (438)      (9,698)       9,260       95.5%       (4,648)     (13,286)       8,638      65.0%
                           --------    ---------     --------      -----      --------    ---------    ---------     -----

                             32,307     (171,889)     204,196      118.8%       67,291     (134,261)     201,552     150.1%
General corporate
  expenses, not allocated  (17,038)     (40,896)      23,858       58.3%      (35,728)     (72,316)     (36,588)     50.6%
                           --------    ---------     --------      -----      --------    ---------    ---------     -----
                           $ 15,269    $(212,785)    $228,054      107.2%     $ 31,563    $(206,577)   $ 238,140     115.3%
                           ========    =========     ========      =====      ========    =========    =========     =====

     Second Quarter

     Operating income before reorganization items increased $228.1 million to $15.3 million (4.0% of net revenues) in the second quarter of fiscal 2002 compared to an operating loss of $(212.8) million (-58.7% of net revenues) in the second quarter of fiscal 2001. The increase in operating income reflects the increase in net revenues of $19.5 million, the increase in gross margin to 30.3% from -6.7% and the decrease in selling, general and administrative expenses to 26.3% of net revenues from 52.0% of net revenues. The improvement in gross margin reflects the better regular to off-price sales mix, improved management of customer allowance and markdown deductions and improved manufacturing efficiencies, as noted above. The decrease in selling, general and administrative expenses reflects the lower depreciation and amortization, lower cooperative advertising, lower retail selling and other cost savings, as noted above.

     First Half

     Operating income before reorganization items increased $238.2 million to $31.6 million (4.0% of net revenues) in the first half of fiscal 2002 compared to an operating loss of $206.6 million (-24.0% of net revenues) in the first half of fiscal 2001. The increase in operating income reflects the increase in gross margin to 29.6% from 14.0% and the decrease in selling, general and administrative expenses to 25.6% of net revenues from 38.0% of net revenues. The improvement in gross margin reflects the better regular to off-price sales mix, improved management of customer sales allowance and markdown deductions and improved manufacturing efficiencies, as noted above. The decrease in selling, general and administrative expenses reflects the lower depreciation and amortization, lower cooperative advertising, lower retail selling and other cost savings, as noted above.

     Sportswear and Swimwear Division.

     Sportswear and Swimwear Division operating profit is as follows:

                           Three months ended                                   Six months ended
                           -------------------                                --------------------
                           July 6,     July 7,    increase      percentage     July 6,    July 7,     increase      percentage
                             2002       2001      (decrease)      change         2002      2001       (decrease)      change
                           -------    --------    ----------    ----------    --------    --------    ----------    ----------
Authentic Fitness          $12,450    $(19,949)    $32,399        162.4%      $ 33,371    $ 13,582     $19,789        145.7%
Chaps Ralph Lauren           1,848      (4,964)      6,812        137.2%         5,374      (1,597)      6,971        436.5%
Calvin Klein Jeans/Kids     (1,724)    (38,292)     36,568         95.5%           (66)    (41,292)     41,226         99.8%
Calvin Klein Accessories      (573)     (2,094)      1,521         72.6%          (462)     (1,695)      1,233         72.7%
ABS                          1,009      (3,678)      4,687        127.4%         1,481      (5,289)      6,770        128.0%
                           -------    --------     -------        -----       --------    --------     -------        -----
                           $13,010    $(68,977)    $81,987        118.9%      $ 39,698    $(36,291)    $75,989        209.4%
                           =======    ========     =======        =====       ========    ========     =======        =====

     Second Quarter

     The increase in Authentic Fitness operating income for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 reflects higher net revenues and gross margins and the impact of lower selling, general and administrative expenses. The gross margin improvements reflect improved sales mix, more favorable experience related to customer sales allowances and markdowns and lower selling, general and administrative expenses. The increase in Chaps operating income reflects higher gross profit and lower selling, general and administrative expenses. The increase in Calvin Klein Jeans/Kids operating income reflects higher gross profit and lower selling, general and administrative expenses. The improved gross profit in Calvin Klein Jeans/Kids reflects improved regular/off-price sales mix. In addition, in the second quarter of fiscal 2002, the Company closed two domestic Calvin Klein Jeans manufacturing facilities. ABS operating income improvement reflects higher sales volume and gross profit.

     First Half

     Authentic Fitness operating income for the first half of fiscal 2002 reflects higher operating income in Speedo partially offset by lower operating income in Designer Swimwear. The decreased Designer Swimwear operating income primarily reflects lower sales. The improvement in Chaps operating income in the first half of fiscal 2002 compared to the first half of fiscal 2001 reflects lower selling, general and administrative expenses due primarily to cost saving measures (including the consolidation of distribution with intimate apparel) implemented in the second half of fiscal 2001. Chaps gross margin improved to 30.7% of net revenues from 20.8% in the first half of fiscal 2001. The improved gross margin in Chaps reflects better markdown and allowance experience. The increase in Calvin Klein Jeans/Kids operating income reflects higher gross profit (despite lower sales) and lower selling, general and administrative expenses. The improvement in ABS operating income reflects higher net revenues and higher gross margin.

     Intimate Apparel Division.

     Intimate Apparel Division operating income is as follows:

                                    Three months ended                              Six months ended
                                    ------------------                             ------------------
                                    July 6,    July 7,    increase    percentage   July 6,   July 7,    increase     percentage
                                     2002       2001     (decrease)     change       2002     2001      (decrease)    change
                                    -------   --------   ----------   ----------   -------   --------   ----------   ----------
Warner's/Olga                       $ 8,434   $(69,688)   $ 78,122       112.1%    $ 8,584   $(77,490)   $ 86,074     111.1%
Calvin Klein Underwear                6,603    (17,222)     23,825       138.3%     10,738    (10,315)     21,053     204.1%
Lejaby                                2,153         79       2,074      2625.3%      6,647      3,963       2,684      67.7%
Mass sportswear licensing             2,313      2,258          55         2.4%      6,400      6,468         (68)     -1.1%
                                    -------   --------    --------      ------     -------   --------    --------     -----
Total continuing                     19,503    (84,573)    104,076      -123.1%     32,369    (77,374)    109,743     141.8%
Total discontinued business units       232     (8,641)      8,873      -102.7%       (128)    (7,310)      7,182      98.2%
                                    -------   --------    --------      ------     -------   --------    --------     -----
                                    $19,735   $(93,214)   $112,949      -121.2%    $32,241   $(84,684)   $116,925     138.1%
                                    =======   ========    ========      ======     =======   ========    ========     =====

     Second Quarter

     Warner's/Olga operating income increased $78.1 million, or 112.1%, to $8.4 million in the second quarter of fiscal 2002 compared to an operating loss of $69.7 million in the second quarter of fiscal 2001 reflecting higher gross profit and lower selling, general and administrative expenses. The increased gross profit reflects more favorable experience related to customer sales allowances and markdowns and improved manufacturing efficiencies. Lower selling, general and administrative costs reflect the consolidation of Warner's/Olga distribution in the Company's Duncansville, PA facility as well as other cost reduction efforts. The increase in Calvin Klein Underwear operating income reflects higher net revenues, higher gross profit and lower selling, general and administrative expenses. Losses from the discontinued GJM, Fruit of the Loom and Weight Watchers business units totaled $8.6 million in the second quarter of fiscal 2001 compared to operating income of $0.2 million in the second quarter of fiscal 2002. Operating income in the discontinued business units in the second quarter of fiscal 2002 relates primarily to sales of inventory and collection of accounts receivable for more than was originally anticipated.

     First Half

     Warner's/Olga operating income for the first half of fiscal 2002 increased $86.1 million, or 111.1%, to $8.6 million compared to an operating loss of $77.5 million in the first half of fiscal 2001 reflecting more favorable experience related to customer sales allowances and markdowns and improved manufacturing efficiencies. Warner's/ Olga also benefited from lower selling, general and administrative expenses reflecting the consolidation of Warner's/Olga distribution in Duncansville, PA as well as other cost reduction efforts. The increase in Calvin Klein Underwear operating income reflects higher net revenues and higher gross profit and lower selling, general and administrative expenses. Calvin Klein Underwear selling expenses decreased despite an increase in marketing expenses of approximately $2 million over the first six months of fiscal 2001 reflecting the launch of the men's "Body" line. The first half of fiscal 2001 includes the $7.3 million loss from the discontinued/sold GJM, Weight Watchers and Fruit of the Loom businesses compared to an operating loss of $0.1 million in the first half of fiscal 2002. The operating loss in the first half for discontinued units represents operating losses incurred by GJM prior to its sale and losses on accounts receivable and inventory dispositions.

     Retail Stores Division.

     Retail Stores Division operating loss is as follows:

                           Three months ended                               Six months ended
                           ------------------                              ------------------
                            July 6,   July 7,     increase    percentage   July 6,    July 7,   increase     percentage
                             2002      2001      (decrease)     change      2002       2001     (decrease)     change
                            -------   -------    ----------   ----------   -------   --------   ----------   ----------
Outlet retail stores         $(780)   $(8,702)     $7,922        91.0%     $(3,907)  $(11,289)    $7,382        65.4%
Authentic Fitness stores       906         12         894      7450.0%         264       (400)       664       166.0%
Penhaligon's                    --       (524)        524       100.0%        (125)      (712)       587        82.4%
IZKA                          (564)      (484)        (80)      -16.5%        (880)      (885)         5         0.6%
                             -----    -------      ------      ------      -------   --------     ------       -----
                             $(438)   $(9,698)      9,260        95.5%     $(4,648)  $(13,286)     8,638        65.0%
                             =====    =======      ======      ======      =======   ========     ======       =====

     Second Quarter

     The decrease in the Retail Stores Division's operating loss primarily reflects the closing of unprofitable and marginally profitable stores, sale of Penhaligon's and the pending liquidation of IZKA. Authentic Fitness stores operating profit improved $0.9 million in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Outlet retail stores losses for the second quarter of fiscal 2001 include $7.1 million of inventory write-downs to reflect the Company's strategy to close unprofitable and marginally profitable stores.

     First Half

     The decrease in the Retail Stores Division's operating loss for the first half of fiscal 2002 compared to the first half of fiscal 2001 primarily reflects the closing of unprofitable and marginally profitable stores, the sale of Penhaligon's and the liquidation of IZKA. Authentic Fitness stores operating profit improved $0.7 million in the first half of fiscal 2002 compared to the first half of fiscal 2001. Retail Stores Division losses for the first half of fiscal 2001 include $7.1 million of inventory write-downs to reflect the Company's strategy to close unprofitable and marginally profitable stores.

Investment loss

     Second Quarter

     Investment loss for the second quarter of fiscal 2001 was $3.7 million. The investment loss reflects the adjustment of amounts due under the Equity Agreements based upon changes in the Company's common stock price. No comparable adjustment was recorded in the second quarter of fiscal 2002 because the Equity Agreements are liabilities subject to compromise.

     First Half

     Investment loss for the first half of fiscal 2001 was $6.7 million. The investment loss reflects the adjustment of amounts due under the Equity Agreements based upon changes in the Company's common stock price. No comparable adjustment was recorded in the first half of fiscal 2002 because the Equity Agreements are liabilities subject to compromise.

Interest Expense

     Second Quarter

     Interest expense decreased $37.4 million to $3.1 million in the second quarter of fiscal 2002 compared with $40.6 million in the second quarter of fiscal 2001. The decrease reflects the impact of the Chapter 11 Cases where the Company has stopped accruing interest on approximately $2.3 billion of pre-petition debt (not including certain foreign debt agreements, as noted below). Interest expense for the second quarter of fiscal 2002 primarily reflects interest and related fees on the Amended DIP. The

Company had repaid all amounts borrowed under the Amended DIP as of July 6, 2002. Certain of the Company's foreign debt agreements are subject to standstill and inter-creditor agreements with the Company's pre-petition lenders. The Company has continued to accrue interest on these foreign debt agreements. The Company's proposed plan of reorganization requires the payment of such interest. Interest expense for the second quarter fiscal 2002 includes approximately $1.6 million of interest on these foreign debt agreements. In addition, interest expense for the second quarter of fiscal 2002 includes approximately $2.9 million of interest income related to the investment of cash balances held as collateral against letters of credit and interest earned on certain income tax refunds received in June 2002.

     First Half

     Interest expense decreased $94.4 million to $10.1 million in the first half of fiscal 2002 compared with $104.5 million in the first half of fiscal 2001. The decrease reflects the impact of the Chapter 11 Cases where the Company has stopped accruing interest on approximately $2.3 billion of pre-petition debt (not including certain foreign debt agreements, as noted below). Interest expense for the first half of fiscal 2002 primarily reflects interest and related fees on the Amended DIP. The Company had repaid all amounts borrowed under the Amended DIP as of July 6, 2002. Certain of the Company's foreign debt agreements are subject to standstill and inter-creditor agreements with the Company's pre-petition lenders. The Company has continued to accrue interest on these foreign debt agreements. The Company's proposed plan of reorganization requires the payment of such interest. Interest expense for the second quarter fiscal 2002 includes approximately $3.2 million of interest on these foreign debt agreements. Interest expense for the first half of fiscal 2002 includes interest income of approximately $2.9 million as noted above.

Income Taxes

     Second Quarter

     The provision for income taxes for the second quarter of fiscal 2002 and fiscal 2001 reflects taxes on certain foreign earnings. The Company has not provided any tax benefit for its domestic losses and certain foreign losses incurred in the second quarter of fiscal 2002 and second quarter of fiscal 2001.

     First Half

     The provision for income taxes for the first half of fiscal 2002 reflects an increase in the Company's valuation allowance of approximately $46.0 million primarily related to the tax benefit from the write-off of goodwill and intangible assets associated with the adoption of SFAS No.142. The increase in the valuation allowance results from an increase in the Company's deferred tax assets that may not be realized.

Cumulative Effect of Change in Accounting

     As of January 5, 2002, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately $940.1 million. The Company adopted SFAS No. 142 effective with the first quarter of fiscal 2002. Under the provisions of SFAS No. 142, goodwill may be deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. Intangible assets may be deemed impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its Business Enterprise Value ("BEV") in connection with the preparation of its plan of reorganization. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million net of income tax benefit of $53.5 million as a cumulative effect of a change in accounting from the adoption of SFAS No. 142 in the first quarter of fiscal 2002.

Capital Resources and Liquidity.

Debtor-in-Possession Financing Arrangement

     On June 11, 2001, the Company entered into the DIP with a group of banks which was approved by the Bankruptcy Court in an interim amount of $375.0 million. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600.0 million. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002. The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend certain deadlines with respect to certain asset sales and certain filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan.

     The Amended DIP (when originally executed) provided for a $375.0 million non-amortizing revolving credit facility (which includes a letter of credit facility of up to $200.0 million) (Tranche A) and a $225.0 million reducing revolving credit facility (Tranche B). On April 19, 2002, the Company elected to eliminate the Tranche B facility based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and the Tranche B facility would not be needed to fund the Company's on-going operations. On May 28, 2002 the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $325.0 million. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $275.0 million. The Amended DIP terminates on the earlier of June 11, 2003 or the effective date of a plan of reorganization.

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

     The Company had repaid all amounts outstanding under the Amended DIP at July 6, 2002. The Company had stand-by and documentary letters of credit outstanding under the Amended DIP at July 6, 2002 of $64.0 million. The total amount of additional credit available to the Company at July 6, 2002 was $144.0 million. As of October 1, 2002, the Company had repaid all amounts outstanding under the Amended DIP and had approximately $60.8 million of cash available as collateral against outstanding documentary and stand-by letters of credit.

     The Amended DIP is secured by substantially all of the domestic assets of the Company.

Liquidity

     The Company is operating under the provisions of the Bankruptcy Code which has had a direct effect on the Company's cash flows. By operating under the protection of the Bankruptcy Court, making improvements in the Company's operations and selling certain assets, the Company has improved its cash position subsequent to the Petition Date. The Company is not permitted to pay any pre-petition liabilities without approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations (approximately $2.2 billion of pre-petition debt outstanding, including approximately $351.4 million of trade drafts) and approximately $140.0 million of accounts payable and accrued liabilities. Since the Petition Date through September 30, 2002, the Company sold certain personal property, certain owned buildings and land and other assets for approximately $10.2 million approximately $4.0 million of which was recorded in the second quarter of fiscal 2002. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowing under the Amended DIP or provide collateral for outstanding trade and stand-by letters of credit. In the first quarter of fiscal 2002, the Company sold the business and substantially all of the assets of GJM and Penhaligon's. The sales of GJM and Penhaligon's generated approximately $20.5 million of net proceeds in the aggregate. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which are not part of the Chapter 11 Cases ($4.8 million), (ii) reduce amounts outstanding under the Amended DIP ($4.2 million), (iii) create an escrow fund for the benefit of pre-petition secured lenders ($9.8 million) (subsequently disbursed in June
2002) and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and working capital valuation adjustments ($1.7 million). In the second quarter of fiscal 2002, the Company made a strategic decision to close 25 of its outlet stores. In May 2002, the Company contracted with a third party and sold the inventory in these stores generating approximately $12.0 million of net proceeds which were used to reduce amounts outstanding under the Amended DIP. The Company expects to close its remaining
26 domestic outlet retail stores by the end of fiscal 2002.

     At July 6, 2002, the Company had working capital of $466.1 million, excluding $2,470.2 million of pre-petition liabilities that are subject to compromise.

     The Debtors continue to review their operations and identify assets for potential disposition. However there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

Cash Flows

     For the first half of fiscal 2002 cash provided by operating activities was $218.4 million compared to cash used in operating activities of $463.8 million in the first half of fiscal 2001. The Company repurchased $185.0 million of accounts receivable previously subject to a securitization arrangement in June 2001 as part of the completion of the DIP financing. The improvement in cash flow from operating activities of $497.2 million (not including the repurchase of accounts receivable of $185.0 million) in the first half of fiscal 2002 compared to the first half of fiscal 2001 reflects improved operating income of $258.3 million, (includes reductions in depreciation and amortization expenses of approximately $20.2 million due to the adoption of SFAS No. 142), lower interest expense of $94.4 million, the sale of $12.0 million of retail store inventory and improved working capital management. Better management of inventory and accounts receivable contributed $108.8 million. The reduction in inventory balances reflects improved inventory management including a reduction in excess and obsolete inventory at July 6, 2002 to approximately $49 million from approximately $88 million at January 5, 2002. Improved accounts receivable collection efforts have resulted in a reduction in days sales outstanding of 23 days to 53 days at July 6, 2002 compared to 77 days at July 7, 2001. Cash interest expense for the first six months of fiscal 2002 was $5.8 million, $114.4 million lower than the $120.2 million in the first half of fiscal 2001. The decrease in cash interest is primarily a result of the Chapter 11 Cases. Depreciation and amortization expenses decreased approximately $20.2 million in the first half of fiscal
2002 compared to the first half of fiscal 2001 reflecting the adoption of SFAS No.142 effective with the first quarter of fiscal 2002.

     Net cash provided from investing activities was $22.8 million in the first half of fiscal 2002 compared to cash used in investing activities of $17.7 million in the first half of fiscal 2002. Cash provided from investing activities in the first half of fiscal 2002 primarily reflects proceeds from the sale of GJM and Penhaligon's of $20.5 million and other asset dispositions of $7.6 million partially offset by capital expenditures of $5.2 million. Cash used in investing activities in the first half of fiscal 2001 primarily reflects capital expenditures of $20.5 million offset by the disposition of certain fixed assets of $3.0 million.

     Cash used in financing activities of $166.5 million in the first half of fiscal 2002 reflects the repayment of borrowing under the Amended DIP of $155.9 million, repayments of other debt of $10.5 million consisting primarily of repayments of certain pre-petition debt amounts with proceeds from the sale of GJM and Penhaligon's. In the first half of fiscal 2001, the Company financed its increase in working capital, as noted above, by borrowing approximately $340.2 million. Financing activity for the first half of fiscal 2001 includes the payment of $17.3 million of amendment fees and deferred financing costs associated with the Company's pre-petition credit agreements and with the Amended DIP.

     There were no amounts outstanding under the Amended DIP at July 6, 2002. The Company had stand-by and documentary letters of credit outstanding under the Amended DIP at July 6, 2002 of $64.0 million. The Company had excess cash available as collateral against outstanding trade and stand-by letters of credit of $79.1 million at July 6, 2002. The Company also had cash in operating accounts of approximately $38.7 million at July 6, 2002, including restricted cash of $1.7 million related to the sale of GJM and Penhaligon's. Cash in operating accounts primarily represents lock-box receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements. As of October 1, 2002, the Company had no outstanding amounts borrowed under the Amended DIP and had approximately $144.0 million of additional credit available under the Amended DIP, not including $60.8 million of cash collateral available for letters of credit.

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

     SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS No. 142 requires that indefinite lived intangible assets be tested for impairment at least annually. SFAS No. 142 further requires that intangible assets with finite useful lives be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. See Note 3 of Notes to Consolidated Condensed Financial Statements.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment are effective for periods beginning after May 15, 2002. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the financial position or results of operations of the Company.

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

Statement Regarding Forward-looking Disclosure

     This Quarterly Report may contain "forward-looking statements" within the meaning of Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the ability of the Company to satisfy the conditions and requirements of its credit facilities, the effects of the Chapter 11 Cases on the operation of the Company, the Company's ability to obtain court approval with respect to motions in the Chapter 11 Cases prosecuted by it from time to time, the ability of the Company to develop, prosecute, confirm, and consummate one or more plans of reorganization with respect to the Chapter 11 Cases, the effect of international, national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly introduced product lines, financial difficulties encountered by customers, the ability of the Company to attract, motivate and retain key executives and employees and the ability of the Company to attract and retain customers. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will likely result", or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could effect the value of the Company's stock.

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

     Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. Prior to the Petition Date, the Company entered into interest rate swap agreements, which had the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of July 7, 2001, the Company had terminated all previously outstanding interest rate swap agreements. The Company terminated its outstanding interest rate swap at April 6, 2001 in the second quarter of fiscal 2001 at a loss to the Company of approximately $0.4 million. As of July 6, 2002, the Company did not have any borrowings outstanding under the Amended DIP, therefore a hypothetical 10% adverse change in interest rates as of January 5, 2002 would not have had a significant impact on the Company's interest expense in the second quarter of fiscal 2002.

     Foreign Exchange Risk

     The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the Euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of July 6, 2002, the Company had no such financial instruments outstanding.

     Equity Price Risk

     The Company was subject to market risk from changes in its stock price as a result of its Equity Agreements with several banks prior to the Petition Date. The Equity Agreements provided for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock and would have matured on August 12, 2002. As of July 6, 2002 banks purchased the maximum of 5.2 million shares under the Equity Agreements. Amounts recorded as liabilities subject to compromise as of July 6, 2002 were approximately $56.5 million. The amount of equity notes outstanding reflects repayments of Equity Agreements of approximately $0.2 million in the second quarter of fiscal 2002 from the proceeds of the Penhaligon's and GJM sales. The ultimate amount that the Company will pay to its pre-petition lenders related to the Equity Agreements is included in the Company's proposed plan of reorganization as filed on October 1, 2002. See Note 1 of Notes to Consolidated Condensed Financial Statements.

Item 4. Controls and Procedures.

     The Company's independent auditors, Deloitte & Touche LLP ("Deloitte") had advised the Company's management and its Audit Committee of the following matters noted in connection with its audits of the Company's consolidated financial statements for Fiscal 2000 and Fiscal 2001 which Deloitte considered material weaknesses constituting reportable conditions under standards established by the American Institute of Certified Public Accountants:

          (i) certain corporate and U.S. division accounting personnel lacked appropriate experience and/or technical accounting knowledge appropriate for their responsibilities and required additional supervision and review of their work on an ongoing basis;

         (ii) there were an insufficient number of qualified accounting personnel in certain international accounting departments; and

        (iii) there was an absence of appropriate reviews and approvals of transactions and inadequate procedures for assessing and applying accounting principles resulting in numerous Company-prepared closing and adjusting entries at the end of fiscal 2001.

     Beginning in the second half of Fiscal 2001 and continuing into Fiscal 2002, new management of the Company has taken corrective actions to address each of these matters including:

          (i) replacing certain financial staff and hiring additional accounting and financial staff with appropriate experience and technical accounting knowledge in certain domestic divisions and in corporate finance;

          (ii) replacing and upgrading certain financial staff in its international divisions and assigning personnel with extensive accounting and internal control experience to provide additional supervision of its international accounting personnel and review of its international accounting and financial operations; and

         (iii) instituting monthly and quarterly reviews to ensure timely and consistent application of accounting principles and procedures and approval and appropriate review of transactional activity by each of the Company's business units; in addition the Company has recruited new personnel to create a corporate financial reporting department with responsibility for financial reporting and the assessment and application of accounting principles.

     The Company continues to evaluate the effectiveness of these actions as well as the Company's overall disclosure controls and procedures and internal controls and will take such further actions as dictated by such continuing reviews.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

The information required by Item 1 of Part II is incorporated herein by reference to Part I, Item I. Financial Statements Note 14 - "Legal Matters".

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     The Company was in default of substantially all of its pre-petition credit agreements as of July 6, 2002 and January 5, 2002. All pre-petition debt of the Debtors has been reclassified with liabilities subject to compromise in the consolidated condensed balance sheets at July 6, 2002 and January 5, 2002. The additional information required by Item 3 of Part II is incorporated herein by reference to Part I of Item 1. Financial Statements - Note 6 - "Debt" and Note 7
- "Liabilities Subject to Compromise".

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     99.1 Certificate of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On October 3, 2002, the Company filed a Current Report on Form 8-K dated October 2, 2002. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for the period commencing August 4, 2002 and ending August 31, 2002.

     On October 2, 2002, the Company filed a Current Report on Form 8-K dated October 2, 2002. The Form 8-K reported at Item 9 the filing of the Company's proposed plan of reorganization, the Company's disclosure statement related to its proposed plan of reorganization and the related exhibits.

     On October 1, 2002, the Company filed a Current Report on Form 8-K dated October 1, 2002. The Form 8-K reported at Item 5 the press release announcing the filing of the Company's proposed plan of reorganization with the Bankruptcy Court on October 1, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE WARNACO GROUP, INC.


     Date:  October 24, 2002                   By: /s/ ANTONIO C. ALVAREZ II
                                               ---------------------------------
                                                   Antonio C. Alvarez II
                                                   Director, President and
                                                   Chief Executive Officer


     Date:  October 24, 2002                   By: /s/ JAMES P. FOGARTY
                                               ---------------------------------
                                                      James P. Fogarty
                                               Senior Vice President Finance and
                                                    Chief Financial Officer

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


Date:  October 24, 2002                            /s/ ANTONIO C. ALVAREZ
                                                   -----------------------------
                                                    Antonio C. Alvarez II
                                                   Chief Executive Officer

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


Date:  October 24, 2002                            /s/ JAMES P. FOGARTY
                                                   -----------------------------
                                                     James P. Fogarty
                                                   Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'
 The section symbol shall be expressed as............................... 'SS'