Form 10-Q
period 2002-10-05
WARNACO GROUP INC /DE/
filed 2002-11-18
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For The Quarterly Period Ended October 5, 2002

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

                                 [ ] Yes [X] No

The number of shares outstanding of the registrant's Class A Common Stock as of November 15, 2002 is as follows: 52,936,206.

================================================================================

                                  PART I
                          FINANCIAL INFORMATION

Item 1. Financial Statements

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        October 5,             January 5,
                                                                                           2002                   2002
                                                                                       -----------             ----------
                                                                                       (Unaudited)
ASSETS
Current assets:
   Cash                                                                                $    95,858            $    39,558
   Accounts receivable, less reserves of $89,568 and $107,947, respectively                206,887                282,387
   Inventories, less reserves of $37,257 and $50,097                                       373,170                418,902
   Prepaid expenses and other current assets                                                26,793                 36,988
   Assets held for sale                                                                        112                 31,066
                                                                                       -----------            -----------
        Total current assets                                                               702,820                808,901
                                                                                       -----------            -----------
Property, plant and equipment -- net                                                       180,333                212,129
Licenses, trademarks, intangible and other assets, at cost, less
   accumulated amortization                                                                 96,961                271,500
Goodwill, less accumulated amortization                                                          -                692,925
Deferred income tax                                                                          2,236                      -
                                                                                       -----------            -----------
Total other assets                                                                          99,197                964,425
                                                                                       -----------            -----------
                                                                                       $   982,350            $ 1,985,455
                                                                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities not subject to compromise:
  Current liabilities:
     Current portion of long-term debt                                                 $     7,762            $     1,583
     Amended Debtor-in-Possession revolving credit facility                                      -                155,915
     Accounts payable                                                                      110,128                 84,764
     Accrued liabilities                                                                    88,562                105,278
     Accrued income tax payable                                                             19,326                 14,505
                                                                                       -----------            -----------
         Total current liabilities                                                         225,778                362,045
                                                                                       -----------            -----------
  Other long-term liabilities                                                               35,883                 31,754
  Long-term debt                                                                             1,420                  1,755
Liabilities subject to compromise                                                        2,482,339              2,436,055
Deferred income taxes                                                                            -                  5,130
Stockholders' deficiency:
   Class A Common stock:  $.01 par value, 130,000,000 shares
       authorized, 65,232,594  issued in 2002 and 2001                                         654                    654
   Additional paid-in capital                                                              909,054                909,054
   Accumulated other comprehensive loss                                                    (59,701)               (53,016)
   Deficit                                                                              (2,299,046)            (1,393,674)
   Treasury stock, at cost 12,242,629 shares                                              (313,889)              (313,889)
   Unearned stock compensation                                                                (142)                  (413)
                                                                                       -----------            -----------
Total stockholders' deficiency                                                          (1,763,070)              (851,284)
                                                                                       -----------            -----------
                                                                                       $   982,350            $ 1,985,455
                                                                                       ===========            ===========


See notes to unaudited consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
                             (Debtor-In-Possession)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                                    Three Months Ended                Nine Months Ended
                                                               ----------------------------    ---------------------------
                                                               October 5,      October 6,      October 5,       October 6,
                                                                  2002            2001            2002             2001
                                                               ----------      ----------      ----------       ----------
                                                                                     (Unaudited)
Net revenues                                                   $ 345,458       $ 397,664       $1,137,277       $1,259,153
Cost of goods sold                                               246,162         310,152          803,721        1,050,677
                                                               ---------       ---------       ----------       ----------
Gross profit                                                      99,296          87,512          333,556          208,476
Selling, general and administrative expenses                      86,977         114,202          289,674          441,743
                                                               ---------       ---------       ----------       ----------
Operating income (loss) before reorganization items               12,319         (26,690)          43,882         (233,267)
Reorganization items                                              21,122          25,735           79,207          103,937
                                                               ---------       ---------       ----------       ----------
Operating loss                                                    (8,803)        (52,425)         (35,325)        (337,204)
Investment loss                                                        -               -                -            6,672
Interest expense, net                                              4,284           8,446           14,343          112,909
                                                               ---------       ---------       ----------       ----------
Loss before provision for income taxes and cumulative
     effect of change in accounting principle                    (13,087)        (60,871)         (49,668)        (456,785)
Provision for income taxes                                         2,544           3,300           54,082            9,422
                                                               ---------       ---------       ----------       ----------
Loss before cumulative effect of change in
     accounting principle                                        (15,631)        (64,171)        (103,750)        (466,207)
Cumulative effect of change in accounting principle
     (net of income tax benefit of $53,513)                            -               -         (801,622)               -
                                                               ---------       ---------       ----------       ----------
Net loss                                                       $ (15,631)      $ (64,171)      $ (905,372)      $ (466,207)
                                                               =========       =========       ==========       ==========
Contractual interest expense                                   $  43,431       $  53,743       $  134,484       $  167,456
                                                               =========       =========       ==========       ==========

Basic and diluted loss per common share:
     Loss before accounting change                             $   (0.30)      $   (1.21)      $    (1.96)      $    (8.81)
     Cumulative effect of accounting change, net of taxes              -               -           (15.14)               -
                                                               ---------       ---------       ----------       ----------
Net loss                                                       $   (0.30)      $   (1.21)      $   (17.10)      $    (8.81)
                                                               =========       =========       ==========       ==========

Weighted average number of shares outstanding used in
  computing loss per share:
     Basic and diluted                                            52,936          52,936           52,936           52,903
                                                               =========       =========       ==========       ==========

See notes to unaudited consolidated condensed financial statements.

                             THE WARNACO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Debtor-In-Possession)
                           INCREASE (DECREASE) IN CASH
                             (Dollars in thousands)


                                                                               Nine Months Ended
                                                                        --------------------------------
                                                                        October 5,            October 6,
                                                                           2002                  2001
                                                                        ----------            ----------
                                                                                   (Unaudited)
Cash flows from operating activities:
Net loss                                                                 $(905,372)           $(466,207)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Net loss on sale of GJM, Penhaligon's and Ubertech                      3,462                    -
     loss on sale of fixed assets                                              407                4,510
     Non-cash reorganization and other items                                39,555              115,541
     Cumulative effect of change in accounting, net of taxes               801,622                    -
     Increase in deferred income tax valuation allowance                    46,058                    -
     Depreciation and amortization                                          42,461               81,906
     Market value adjustments to Equity Agreements                               -                6,672
     Amortization of interest rate swap gain                                     -               (2,468)
     Amortization of unearned stock compensation                               270                2,809
     Amortization of deferred financing costs                                6,888               11,565
     Preferred stock accretion                                                   -               16,613
     Deferred taxes                                                          1,846                    -
Change in operating assets and liabilities:
     Repurchase of accounts receivable                                           -             (185,000)
     Accounts receivable                                                    71,942               12,081
     Inventories                                                            47,183               24,939
     Prepaid expenses and other assets                                      11,376              (44,056)
     Accounts payable, accrued expenses and other liabilities               30,706              (16,648)
     Accrued income taxes                                                    4,821                1,731
                                                                         ---------            ---------
Net cash provided by (used in) operating activities                        203,225              436,012
                                                                         ---------            ---------
Cash flows from investing activities
     Disposals of fixed assets                                               9,821                5,355
     Purchase of property, plant & equipment                                (8,101)             (22,742)
     Proceeds from sale of business units, net of cash balances             20,609                    -
     Increase in intangible and other assets                                     -                 (151)
                                                                         ---------            ---------
Net cash provided by (used in) investing activities                         22,329              (17,538)
                                                                         ---------            ---------
Cash flows from financing activities:
     Net borrowing under pre-petition credit facilities                          -              341,953
     Repayments of GECC debt                                                (1,939)                   -
     Repayments of pre-petition debt                                       (11,071)                   -
     Borrowings (repayments) under Amended DIP                            (155,915)             165,000
     Increase in deferred financing costs                                        -              (19,852)
     Payment of withholding tax on preferred stock accretion                     -                  (49)
                                                                         ---------            ---------
Net cash provided by (used in) financing activities                       (168,925)             487,052
                                                                         ---------            ---------
Translation adjustments                                                       (329)                (532)
                                                                         ---------            ---------
Increase in cash                                                            56,300               32,970
Cash at beginning of period                                                 39,558               11,076
                                                                         ---------            ---------
Cash at end of period                                                    $  95,858            $  44,046
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

Note 1 - Basis of Presentation

         General. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and Securities and Exchange Commission rules and regulations for interim financial information. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of The Warnaco Group, Inc. and its subsidiaries (the "Company"), the accompanying consolidated condensed financial statements contain all of the adjustments (all of which were of a normal recurring nature, except for the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") and adjustments related to the Chapter 11 Cases) necessary to present fairly the financial position of the Company as of October 5, 2002 as well as its results of operations and cash flows for the periods ended October 5, 2002 and October 6, 2001. Operating results for interim periods may not be indicative of results for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 5, 2002.

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

     On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002 (the "Amended DIP"). The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend certain deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275,000. As of October 5, 2002, the Company had repaid all outstanding borrowings under the Amended DIP and at November 7, 2002 had approximately $60,727 of cash available as collateral against outstanding trade and stand-by letters of credit.

         Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have a right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context,

                             THE WARNACO GROUP, INC.
                             (Debtor-in-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

"assumption" means the Debtors agree to perform their obligations under the lease or contract and to cure all defaults, and "rejection" means that the Debtors are relieved from their obligation to perform under the contract or lease, but are subject to damages for the breach thereof. Any damages resulting from such a breach will be treated as unsecured claims in the Chapter 11 Cases. The Debtors are reviewing their executory contracts and unexpired leases. Through October 5, 2002, the Debtors had rejected a number of executory contracts and unexpired leases and had accrued approximately $28,354 related to rejected leases and contracts. The Debtors have attempted to estimate the ultimate amount of liability, however, the ultimate distribution that such creditors will receive is subject to the satisfaction of certain requirements under the Bankruptcy Code and the approval of the Bankruptcy Court. In connection with the consummation of its proposed plan of reorganization as filed on October 1, 2002 and as amended on November 8, 2002, the Company will assume certain of its leases and executory contracts. The Debtors' ability to confirm any plan of reorganization is dependent upon the Bankruptcy Court's approval of the Company's assumption of certain license agreements.

         As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of October 5, 2002, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally are either excused or suspended during the Chapter 11 Cases.

         In the Chapter 11 Cases, substantially all of the Debtors' unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan or plans of reorganization which must be confirmed by the Bankruptcy Court after obtaining the requisite amount of votes from affected parties. For financial reporting purposes, those liabilities have been segregated and classified as liabilities subject to compromise in the consolidated condensed balance sheets. The ultimate amount of and settlement terms for such liabilities are subject to confirmation of the Debtors' proposed plan of reorganization and, accordingly, are not presently determinable.

         The Debtors filed their proposed joint plan of reorganization and related disclosure statement with the Bankruptcy Court on October 1, 2002. The Debtors subsequently filed a first amended joint plan of reorganization and related disclosure statement on November 9, 2002. A hearing was held before the Bankruptcy Court on November 13, 2002 with respect to the adequacy of the information contained in the disclosure statement. The Bankruptcy Court entered an order on November 14, 2002 approving the Debtors' disclosure statement as containing information of a kind and in sufficient detail, as far as is reasonably practicable to enable holders of claims to make informed judgments about the plan, as required under section 1125 of the Bankruptcy Code. As a result, the Debtors will solicit acceptances of the plan from their creditors whose claims are impaired and who may receive distributions under the plan. In order to confirm the plan, the Bankruptcy Court is required to find, among other things, that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would have received in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described below) and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization unless the plan proposes such measures. If any impaired class of creditors or equity holders does not accept the plan, then, assuming that all of the other requirements of the Bankruptcy Code are met, the Debtors may invoke the "cram-down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may approve a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements are met. These requirements include payment in full for a dissenting senior class of creditors before payment to a junior class can be made. Under the priority scheme established by the Bankruptcy Code, absent agreement to the contrary, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution.

                             THE WARNACO GROUP, INC.
                             (Debtor-in-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

         The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The Debtors have obtained approval of five separate extensions of their exclusive periods, the most recent extension being to and including October 7, 2002 and December 6, 2002, respectively. The Debtors filed a proposed joint plan of reorganization on October 1, 2002, which was amended on November 9, 2002. The Debtors expect to conclude the solicitation of votes with respect to the plan by December 27, 2002 and, accordingly, expect to secure an extension of their exclusive period to obtain acceptances of the plan through and including January 6, 2003. If the Debtors' plan is not confirmed by the Bankruptcy Court, impaired classes of creditors and equity holders or any party-in-interest (including a creditor, equity holder, a committee of creditors or equity holders or an indenture trustee) may file their own plan of reorganization for the Debtors.

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

         (iii) the Company's pre-petition secured lenders will receive their pro-rata share of approximately $101,000 in cash, newly issued second lien notes in the principal amount of $200,000 and approximately 96.26% of newly issued common stock of the reorganized Company;

         (iv) holders of claims arising from or related to certain preferred securities will receive approximately 0.60% of newly issued common stock of the reorganized Company if such holders do not vote as a class to reject the plan; and

         (v) pursuant to the terms of his Employment Agreement, as adjusted under the Plan, Antonio C. Alvarez II, the President and Chief Executive Officer of the Company, will receive an incentive bonus consisting of $1,950 in cash, second lien notes in the principal amount of $940 and 0.59% of newly issued common stock of the reorganized Company.

         (vi) In addition to the foregoing, allowed administrative and priority claims will be paid in full in cash. Under the proposed plan additional shares of common stock of the reorganized Company equal to 10% of the newly issued common stock of the Company will be reserved for issuance pursuant to management incentive stock grants.

         During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. The Debtors continue to evaluate the Company's operations and may identify additional assets for potential disposition. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through October 5, 2002, the Company sold certain personal property, certain owned buildings and land and other assets generating net proceeds of approximately $12,500 of which approximately $9,800 was generated in the first nine months of fiscal 2002 (collectively the "Asset Sales"). The Asset Sales did not result in a material gain or loss since the Company had previously written-down assets identified for potential disposition to estimated net realizable value. Substantially all of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended DIP. In addition, in the first quarter of fiscal 2002, the Company sold the business

                             THE WARNACO GROUP, INC.
                             (Debtor-in-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)

and substantially all of the assets of GJM Manufacturing Ltd. ("GJM"), a private label manufacturer of women's sleepwear and Penhaligon's Ltd. ("Penhaligon's"), a United Kingdom based retailer of perfumes, soaps, toiletries and other products. The sales of GJM and Penhaligon's generated approximately $20,459 of net proceeds in the aggregate and a net loss of approximately $2,100. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain of the Company's debt agreements ($4,800), (ii) reduce amounts outstanding under the Amended DIP ($4,200), (iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders ($9,759) and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and for any working capital valuation adjustments ($1,700). In the second quarter of fiscal 2002, the Company began the process of closing 25 of its domestic outlet retail stores. The closing of the outlet stores and the related sale of inventory at approximately net book value, generated approximately $12,000 of net proceeds which were used to reduce amounts outstanding under the Amended DIP in the second quarter of fiscal 2002. In October 2002, the Company began the process of closing its 26 remaining domestic outlet retail stores. The closing of the stores and the related sale of inventory, at approximately net book value, generated approximately $10,300 of net proceeds through November 13, 2002. The Company will receive additional proceeds of approximately $2 million in the fourth quarter of fiscal 2002. The Company expects that all domestic outlet retail stores will be closed by the end of January 2003. In September 2002, the Company sold certain assets related to the design and production of certain swim-related products ("Ubertech"). The Company retained its swimwear and swim related business. The sale of Ubertech generated $150 of net proceeds and resulted in a loss on the sale of $1,362. Assets held for sale of $112 are various fixed assets the Company expects to sell in the fourth quarter of fiscal 2002. Such assets were previously written-down to estimated net realizable value.

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

         The Company's current Chief Executive Officer, Antonio C. Alvarez II, and current Chief Financial Officer, James P. Fogarty, joined the Company from the turnaround and crisis management consulting firm, Alvarez & Marsal, Inc. ("A&M") in April 2001. The Company has formed a search committee and has engaged an executive search firm to identify internal and external candidates to succeed Messrs. Alvarez and Fogarty following their return to their practices at A&M. Messrs. Alvarez and Fogarty have committed to remain in place through the completion of the restructuring process and to provide for a smooth and orderly transition to a new Chief Executive Officer and Chief Financial Officer. Separately, the Company has engaged an executive search firm to identify candidates for the Board of Directors of the reorganized Company.

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

         Periods Covered. The quarters ended October 5, 2002 (the "third quarter of fiscal 2002") and October 6, 2001 (the "third quarter of fiscal 2001") included 13 weeks of operations. The nine months ended October 5, 2002 (the "first nine months of fiscal 2002") include 39 weeks of operations. The nine months ended October 6, 2001 (the "first nine months of fiscal 2001") included 40 weeks of operations.

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

         In October 2002, the Company agreed to settle certain lease obligations with Bancomext S.N.C. ("Bancomext") related to certain leased facilities in Mexico. Under the terms of the settlement agreement, the Company will pay, in cash, $112 to Bancomext for outstanding rent payments and other fees and will grant an unsecured claim to Bancomext in the amount of $9,500 in consideration for Bancomext's release of the Company's lease obligation on a closed facility and amendments to leases for two other facilities. The Company had accrued approximately $6,884 in the fourth quarter of fiscal 2001 as a reorganization item for its estimated obligations under the lease for the closed facility.
The additional accrual of approximately $2,616 for the total unsecured claim pursuant to the settlement agreement is included in reorganization items in the third quarter of fiscal 2002.

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

         As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7. The components of reorganization items are as follows:


                                                                    For the Three Months Ended      For the Nine Months Ended
                                                                    --------------------------      --------------------------
                                                                    October 5,      October 6,      October 5,      October 6,
                                                                       2002            2001            2002            2001
                                                                    ----------      ----------      ----------      ----------
Legal & professional fees                                            $ 5,138         $ 8,427         $20,056        $ 14,533
Lease terminations                                                     4,470           5,500           5,319           5,500
Employee contracts and retention                                       4,422               -          14,846               -
Facility shutdown costs                                                4,081            (389)          4,081            (389)
Sales of Penhaligon's, GJM and Ubertech                                1,362               -           3,462               -
Write-off of fixed assets related to retail stores closed              1,005          12,131           5,995          12,131
Losses on sales of fixed assets                                          512               -             407           4,510
Other                                                                    132            (115)          1,155             (20)
GECC lease settlement                                                      -               -          22,907               -
Employee benefit costs related to plant closings                           -             404             979             404
Company-obligated mandatorily redeemable preferred securities (a)          -               -               -          21,411
Systems development abandoned                                              -               -               -          30,145
Deferred financing fees                                                    -            (223)              -          34,599
Interest rate swap gain                                                    -               -               -         (18,887)
                                                                     -------         -------         -------        --------
                                                                     $21,122         $25,735         $79,207        $103,937
                                                                     =======         =======         =======        ========
Cash portion of reorganization items                                 $ 9,692         $ 8,312         $36,057        $ 14,513
Non-cash portion of reorganization items                             $11,430         $17,423         $43,424        $ 89,364

(a) includes original issue discount and deferred bond issue costs of $4,798, net of accumulated amortization.

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

         Under the provisions of SFAS No. 142, goodwill is deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. Intangible assets are deemed impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its Business Enterprise Value ("BEV") in connection with the preparation of its proposed plan of reorganization. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 net of income tax benefit of $53,513 as a cumulative effect of a change in accounting from the adoption of SFAS No. 142. The remaining value of intangible assets with indefinite useful lives after the adoption of SFAS No. 142 is $84,930. The Intimate Apparel Division has indefinite lived intangible assets of $52,037. The Sportswear and Swimwear Division has indefinite lived intangible assets of $19,327. The Company also had other indefinite lived intangible assets of $9,950. The Retail Stores Division had goodwill of $3,616 (subsequently written-off in connection with the sale of Penhaligon's). In addition, the Sportswear and Swimwear Division had finite lived intangible assets of $6,316, net of accumulated amortization of $2,712 with a remaining useful life of seven years.

         Amortization expense related to goodwill and intangible assets was $226 and $678 in the three and nine month periods ending October 5, 2002, respectively and $9,255 and $36,279 in the three and nine month periods ending October 6, 2001, respectively. Pro-forma net loss for the third quarter and first nine months of fiscal 2001, assuming SFAS No. 142 had been adopted effective January 1, 2001 is as follows:

                                            Three Months             Nine Months
                                               Ended                    Ended
                                          October 6, 2001          October 6, 2001
                                      --------------------------------------------------
Net loss - as reported                       $ (64,171)             $ (466,207)
Decrease in amortization expense                 9,029                  35,601
                                             ----------             -----------
Net loss - as adjusted                       $ (55,142)             $ (430,606)
                                             ==========             ===========
Basic and diluted loss per weighted
  average share outstanding:
    As reported                              $   (1.21)             $    (8.81)
                                             ==========             ===========
    As adjusted                              $   (1.04)             $    (8.14)
                                             ==========             ===========

                             THE WARNACO GROUP, INC.
                             (Debtor-in-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 4 - Special Charges

         The Company incurred certain special charges during fiscal 2000. The details of reserves remaining as of January 5, 2002 and October 5, 2002 for costs incurred in connection with the fiscal 2000 special charges are summarized below:

                                                        Facility           Employee
                                 Inventory write-     shutdown and      termination and                  Legal and
                                  downs and other  contract termination    severance    Retail outlet  other related
                                 asset write-offs       costs (a)            costs      store closings     costs      Total
                                   ---------           ---------           --------       --------       --------  ---------
Balance as of January 5, 2002      $      -            $  6,057            $   279        $     -        $     -   $  6,336
Cash Reductions - 2002                    -              (2,380)              (235)             -              -     (2,615)
                                   ---------           ---------           --------       --------       --------  ---------
Balance as of October 5, 2002      $      -            $  3,677            $    44        $     -        $     -   $  3,721
                                   =========           =========           ========       ========       ========  =========
Balance as of December 30, 2000    $ 29,501            $ 11,805            $ 6,655        $ 4,711        $ 3,820     56,492
Cash Reductions - 2001                    -              (7,828)            (4,855)        (1,039)        (3,172)   (16,894)
Non-cash reductions - 2001          (28,454)               (204)                 -         (3,044)             -    (31,702)
                                   ---------           ---------           --------       --------       --------  ---------
Balance as of October 6, 2001      $  1,047            $  3,773            $ 1,800        $   628        $   648   $  7,896
                                   =========           =========           ========       ========       ========  =========

(a) Includes $2,211 of liabilities subject to compromise at October 5, 2002 and January 5, 2002.


Note 5 - Inventories

                            October 5,      January 5,
                               2002            2002
                            ----------      ----------
Finished goods               $314,512        $375,956
Work in process                50,872          47,325
Raw materials                  45,043          45,718
                             --------        --------
                              410,427         468,999
Less: reserves (a)             37,257          50,097
                             --------        --------
                             $373,170        $418,902
                             ========        ========

(a) Inventory reserves are based upon the estimated recoveries the Company expects to receive from the disposition of excess and obsolete inventory. As of October 5, 2002 and January 5, 2002, the Company had identified inventory with a carrying value of $58,200 and $88,300, respectively as potentially excess and/or obsolete.

                             THE WARNACO GROUP, INC.
                             (Debtor-in-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


Note 6 - Debt

                                                   October 5,        January 5,
                                                      2002              2002
                                                  -----------       -----------
Amended DIP                                       $         -     $   155,915
GECC lease settlement (a)                               7,131               -
$600 million term loan (b)                            584,824         587,548
Revolving credit facilities (b)                     1,013,995       1,018,719
Term loan agreements (b)                               27,034          27,161
Capital lease obligations (e)                           3,316           5,582
Foreign credit facilities (b)(c)                      143,456         143,439
Equity Agreement Notes (b)(d)                          56,506          56,677
                                                  -----------     -----------
                                                    1,836,262       1,995,041
Current portion                                        (7,762)       (157,498)
Reclassified to liabilities subject to compromise  (1,827,080)     (1,835,788)
                                                  -----------     -----------
  Total long-term debt                            $     1,420     $     1,755
                                                  ===========     ===========

(a) Represents amounts due pursuant to the GECC lease settlement, net of payments made through October 5, 2002 of $1,939.

(b) The reduction in the credit facilities primarily reflects the repayment of certain amounts from the proceeds generated from the sale of GJM and Penhaligon's.

(c)  Includes the impact of fluctuations in foreign currency exchange rates.

(d) Interest bearing notes payable to certain banks related to the settlement of equity forward purchase agreements ("Equity Agreements") entered into in connection with the Company's stock repurchase program.

(e) Includes capital lease obligations not subject to compromise of $2,051 and $3,338, respectively.

         Total debt does not include pre-petition trade drafts outstanding as of October 5, 2002 and January 5, 2002 of $349,737 and $351,367, respectively that are included in liabilities subject to compromise.

Debtor-in-Possession Financing

         On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, the Administrative Agent granted certain extensions under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002. The
amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan. The Amended DIP (when originally executed) provided for a $375,000 non-amortizing revolving credit facility (which includes a letter of credit facility of up to $200,000) ("Tranche A") and a $225,000 revolving credit facility ("Tranche B"). On December 27, 2001 the Tranche B commitment was reduced to $100,000. On April 19, 2002, the Company voluntarily elected to eliminate Tranche B based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and Tranche B would not be needed to fund the Company's

                             THE WARNACO GROUP, INC.
                             (Debtor-in-Possession)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (Dollars in thousands, except share amounts)
                                   (Unaudited)


on-going operations. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275,000. Borrowing under the Amended DIP bears interest at either the London Inter Bank Offering Rate (LIBOR) plus 2.75% (4.4% at October 5, 2002) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at October 5, 2002).

         All outstanding borrowings under the Amended DIP had been repaid as of October 5, 2002. Amounts outstanding under the Amended DIP at January 5, 2002 were $155,915. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at October 5, 2002 and January 5, 2002 of approximately $44,309 and $60,031 respectively. The total amount of additional credit available to the Company at October 5, 2002 and January 5, 2002 was $165,638 and $159,054 respectively. As of November 7, 2002, the Company had approximately $60,727 of cash available as collateral against outstanding trade and stand-by letters of credit.

         The Amended DIP is secured by substantially all of the domestic assets of the Company.

GECC Settlement

         On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ("GECC"). The leases had original terms of from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's total claims under the leases were approximately $51,152. Under the terms of the settlement agreement, the Company will pay GECC $15,200 of which $5,600 had been paid by the Company through June 12, 2002. The Company will pay the balance of $9,600 (net present value of $9,071 at June 12, 2002) in equal monthly installments of $550 through the date of the consummation of a confirmed plan of reorganization and $750 per month thereafter until the balance is fully paid. The net present value of the remaining GECC payments of $7,131 is classified as short-term debt not subject to compromise at October 5, 2002. All other amounts claimed by GECC under the leases of $35,952 (including $13,045 previously accrued and charged to operating expense by the Company) are classified as liabilities subject to compromise at October 5, 2002. Amounts not previously accrued by the Company but included in the GECC claim of $22,907 were charged to reorganization items in the second quarter of fiscal 2002. GECC retains a perfected security interest in the leased assets equal to the outstanding cash settlement payments due under the settlement agreement until all such amounts are paid.

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

Pre-Petition Debt Agreements--Subject to Compromise

         The Company was in default of substantially all of its U.S. pre-petition credit agreements as of October 5, 2002. All pre-petition debt of the Debtors has been classified as liabilities subject to compromise in the consolidated condensed balance sheet at October 5, 2002 and January 5, 2002. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on June 11, 2001, except for interest on certain foreign credit agreements that are subject to standstill and inter-creditor agreements. Total interest accrued on foreign debt agreements was $1,706 in the third quarter of fiscal 2002. Total interest accrued on foreign debt agreements since the

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


Petition Date totaled $9,034, which is included in liabilities subject to compromise at October 5, 2002. The Company's proposed plan of reorganization requires the payment of such interest.

Interest expense, net

     Interest expense included in the consolidated condensed statement of operations is as follows:



                                  For the Three Months Ended        For the Nine Months Ended
                                -------------------------------   ------------------------------
                                 October 5,       October 6,       October 5,     October 6,
                                    2002             2001             2002           2001
                                -------------   ---------------   ------------   -------------
Interest expense                     $ 4,395           $ 8,446       $ 17,377       $ 112,909
Interest income                         (111)                -         (3,034)              -
                                -------------   ---------------   ------------   -------------
Interest expense, net                $ 4,284           $ 8,446       $ 14,343       $ 112,909
                                =============   ===============   ============   =============


Note 7 - Liabilities Subject to Compromise

     The principal categories of obligations classified as liabilities subject to compromise are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim as filed with the Bankruptcy Court and may be subject to future adjustments depending on future Bankruptcy Court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events. In addition, other claims may result from the rejection of additional leases and executory contracts by the Debtors. The following summarizes liabilities subject to compromise at October 5, 2002 and January 5, 2002:


                                                              October 5, 2002    January 5, 2002
                                                             ------------------------------------
Current liabilities:
   Accounts payable                                             $  385,874         $  386,711
   Accrued liabilities, including GECC claim                       122,325             66,071
Debt:
$600 million term loan (a)                                         584,824            587,548
Revolving credit facilities (a)                                  1,013,995          1,018,719
Term loan agreements (a)                                            27,034             27,161
Capital lease obligations                                            1,265              2,244
Foreign credit facilities (a) (b)                                  143,456            143,439
Equity Agreement Notes (a)                                          56,506             56,677
Company-obligated mandatorily redeemable convertible               120,000            120,000
   preferred securities
Other liabilities                                                   27,060             27,485
                                                             ---------------    ---------------
                                                                $2,482,339         $2,436,055
                                                             ===============    ===============


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


Note 8 - Company-Obligated Mandatorily Redeemable Convertible Preferred Securities.

     In 1996, the Company's wholly owned subsidiary, Designer Holdings Ltd. ("Designer Holdings") issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities with an aggregate nominal value of $120,000 (the "Preferred Securities"). Each Preferred Security is convertible into 0.6888 of a share of the Company's common stock, or an aggregate of 1,653,177 shares. The nominal value of the Preferred Securities is included in liabilities subject to compromise at October 5, 2002 and January 5, 2002. Holders of Preferred Securities will receive a distribution under the Company's proposed plan of reorganization equal to 0.60% of the newly issued common stock in the Company if such holders do not vote to reject the Company's proposed plan of reorganization, see Note 1.

     The following summarizes the unaudited financial information of Designer Holdings, as of October 5, 2002 and January 5, 2002 and for the three month and nine month periods ended October 5, 2002 and October 6, 2001.

     The information below may not be indicative of future operating results.


Balance sheet summary:
                                          October 5,      January 5,
                                            2002            2002
                                        --------------  -------------
Current assets                             $ 89,560       $ 96,536
Noncurrent assets                           148,708        421,955
Current liabilities                          34,203         24,684
Noncurrent liabilities                       45,373         39,562
Liabilities subject to compromise:
   Current liabilities                        8,586          8,564
   Preferred Securities                     120,000        120,000
Stockholders' equity                         21,948        325,681

Statement of operations summary:              Three months ended               Nine months ended
                                         -----------------------------   -----------------------------
                                          October 5,      October 6,      October 5,       October 6,
                                         2002 (a) (b)    2001 (a) (b)    2002 (a) (b)     2001 (a) (b)
                                         --------------  -------------   -------------    ------------
   Net revenues                               $ 79,436       $ 83,341     $ 209,898        $ 209,565
   Cost of goods sold                           55,994         61,261       154,694          173,697
   Net loss                                      3,401            451      (303,733)(c)      (88,390)


(a) Excludes Retail Store Division's net revenues of $7,188 and $25,990 and $13,435 and $37,900 for the three and nine month periods ended October 5, 2002 and October 6, 2001, respectively. As a result of the integration of Designer Holdings into the operations of the Company, cost of goods sold and net income associated with these net revenues cannot be separately identified.

(b) Net loss includes a charge of $5,916 and $13,840 and $4,536 and $33,476 of general corporate expenses for the three and nine month periods, respectively.

(c) Includes the cumulative effect of a change in accounting principle of $302,655 in the first nine months of fiscal 2002 related to the adoption of SFAS No. 142.

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


Note 9 - Supplemental Cash Flow Information


                                                    Three Months Ended          Nine Months Ended
                                                --------------------------   -----------------------
                                                  October 5,  October 6,      October 5,  October 6,
                                                   2002          2001          2002         2001
                                                ------------  ------------   ---------   -----------
Cash paid (received) for:
   Interest                                         $   540       $ 7,104     $ 6,342     $ 127,300
   Income taxes, net of refunds received            $ 3,130       $   938      (8,907)    $   5,877
Supplemental non-cash investing and financing
 activities:
   Debt issued for purchase of fixed assets (a)           -             -       9,071             -


(a) Represents debt incurred and assets purchased under the GECC lease settlement - Note 6.

Note 10 - Business Segments

     The Company operates in three segments: Sportswear and Swimwear, Intimate Apparel, and Retail Stores.

     The Sportswear and Swimwear segment designs, manufactures, imports and markets moderate to premium priced men's, women's, junior's and children's sportswear and jeanswear, men's accessories and men's, women's, junior's and children's swimwear and active apparel under the Chaps by Ralph Lauren'r', Calvin Klein'r', Catalina'r', A.B.S. by Allen Schwartz'r', Speedo'r', Speedo'r' Authentic Fitness'r', Anne Cole'r', Cole of California'r', Sandcastle'r', Sunset Beach'r', Lauren'r'/Ralph Lauren'r', Ralph'r'/Ralph Lauren'r', Ralph Lauren'r', Polo Sport Ralph Lauren'r' and Polo Sport-RLX'r' brand names.

     The Intimate Apparel segment designs, manufactures, imports and markets moderate to premium priced intimate apparel for women under the Warner's'r', Olga'r', Calvin Klein'r', White Stag'r', Lejaby'r', Rasurel'r' and Bodyslimmers'r' brand names, and men's underwear under the Calvin Klein'r' brand name.

     The Retail Stores segment which is comprised of both outlet retail as well as full-price retail stores, principally sells the Company's products to the general public through stores under the Speedo'r' Authentic Fitness'r' name as well as Company retail outlet stores for the disposition of excess and irregular inventory. At January 5, 2002, the Company operated 95 Speedo Authentic Fitness retail stores and 86 domestic and international outlet retail stores. Through October 5, 2002, the Company closed 47 Speedo Authentic Fitness stores and 38 outlet retail stores leaving 48 Speedo Authentic Fitness and 48 outlet retail stores operating as of October 5, 2002. In October 2002, the Company began the process of closing its 26 remaining Calvin Klein domestic outlet retail stores. The closing of the stores and the related sale of inventory generated approximately $10,300 of net proceeds through November 7, 2002. The Company will receive additional proceeds of approximately $2,000 in the fourth quarter of fiscal 2002. The Company expects that all domestic outlet retail stores will be closed by the end of January 2003. During the third quarter of fiscal 2002, the Company accrued approximately $4,413 related to rejected leases and wrote-off approximately $1,005 of fixed assets related to the above-mentioned store closures. The Company does not intend to operate any domestic outlet retail stores in 2003.

     Net revenues for the 38 domestic outlet retail stores closed in the first nine months of fiscal 2002 for the nine months ended October 5, 2002 and October 6, 2001 were $9,662 and $30,302, respectively. Net revenues for the 26 domestic outlet retail stores to be closed in the fourth quarter of fiscal 2002 for the nine months ended October 5, 2002 and October 6, 2001 were $29,227 and $33,588, respectively.

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


     Net revenues for the 24 Authentic Fitness stores closed in the first six months of fiscal 2002 for the nine months ended October 5, 2002 and October 6, 2001 were $1,936 and $6,472, respectively. Net revenues for the 23 Authentic Fitness stores closed in the third quarter of fiscal 2002 for the nine months ended October 5, 2002 and October 6, 2001 were $5,546 and $6,825, respectively.

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



                                                Sportswear
                                                    and         Intimate       Retail
                                                  Swimwear       Apparel       Stores           Total
                                                -------------  ------------  ------------   ---------------
Three months ended October 5, 2002:
---------------------------------------------
   Net revenues                                    $176,914     $145,401      $ 23,143        $  345,458
   Segment operating income (loss)                    7,250       21,212           415            28,877

Three months ended October 6, 2001:
---------------------------------------------
   Net revenues                                    $180,235     $168,551      $ 48,878        $  397,664
   Segment operating loss                            (8,111)       5,589            (3)           (2,525)

Nine months ended October 5, 2002:
---------------------------------------------
   Net revenues                                    $622,627     $434,845      $ 79,805        $1,137,277
   Segment operating income (loss)                   47,400       53,453        (4,233)           96,620

Nine months ended October 6, 2001:
---------------------------------------------
   Net revenues                                    $672,845     $444,898      $141,410        $1,259,153
   Segment operating loss                           (38,033)     (77,982)      (13,313)         (129,328)

     The reconciliation of total segment operating income (loss) to total consolidated loss before taxes and cumulative effect of a change in accounting principle for the periods ended October 5, 2002 and October 6, 2001, respectively, is as follows:

                                                    Three Months Ended             Nine Months Ended
                                                 October 5,     October 6    October 5,       October 6
                                                    2002          2001          2002             2001
                                                -------------  ------------  ------------   ---------------
Segment operating income (loss)                     $ 28,877      $ (2,525)    $ 96,620         $(129,328)
General corporate expenses not allocated (a)          16,558        24,165       52,738           103,939
                                                -------------  ------------  -----------      ------------
Operating income (loss) before reorganization
   items                                              12,319       (26,690)      43,882          (233,267)
Reorganization items                                  21,122        25,735       79,207           103,937
                                                -------------  ------------  -----------      ------------
Operating loss                                        (8,803)      (52,425)     (35,325)         (337,204)
Investment expense                                         -             -            -             6,672
Interest expense, net                                  4,284         8,446       14,343           112,909
                                                -------------  ------------  -----------      ------------
Loss before provision for income taxes
   and cumulative effect of change in
   accounting principle                             $(13,087)     $(60,871)    $(49,668)        $(456,785)
                                                =============  ============  ===========      ============

(a) includes amortization of goodwill and intangible assets of $226 and $9,255 and $678 and $36,279 for the three and nine month periods ended October 5, 2002 and October 6, 2001, respectively.

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


Note 11 - Comprehensive Loss

     The components of comprehensive loss are as follows:

                                                            Three Months Ended           Nine Months Ended
                                                        -------------------------  --------------------------
                                                        October 5,    October 6,    October 5,    October 6,
                                                           2002          2001          2002          2001
                                                        -----------   -----------  ------------  -----------
Net loss                                                 $(15,631)      $(64,171)   $(905,372)    $(466,207)
                                                        ----------    -----------  -----------   -----------
Other comprehensive income (loss):
  Foreign currency translation adjustments                 (2,185)        (1,014)        (329)         (532)
  Change in unfunded minimum pension liability             (2,000)        (8,000)      (6,000)      (11,530)
  Unrealized deferred loss on marketable securities          (378)          (196)        (356)         (166)
                                                        ----------    -----------  -----------   -----------
Total other comprehensive loss                             (4,563)        (9,210)      (6,685)      (12,228)
                                                        ----------    -----------  -----------   -----------
Comprehensive loss                                       $(20,194)      $(73,381)   $(912,057)    $(478,435)
                                                        ==========    ===========  ===========   ===========

     The components of accumulated other comprehensive loss are as follows:

                                                     October 5,     January 5,
                                                        2002           2002
                                                    -------------   ------------
Unfunded minimum pension liability                     $(38,494)     $(32,494)
Foreign currency translation adjustments                (20,890)      (20,561)
Unrealized holding losses (gains), net                     (317)           39
                                                    ------------   -----------
Total accumulated other comprehensive loss             $(59,701)     $(53,016)
                                                    ============   ===========

Note 12 - Income Taxes

     The provision for income taxes of $2,544 for the third quarter of fiscal 2002 reflects accrued income taxes on foreign earnings. The provision for income taxes for the first nine months of fiscal 2002 of $54,082 reflects accrued income taxes of $8,024 on foreign earnings and an increase in the Company's valuation allowance of $46,058. The increase in the valuation allowance resulted from an increase in the Company's deferred tax assets that may not be realized. The tax benefit associated with impairment losses was recorded by the Company in connection with the adoption of SFAS No. 142 during the first quarter of fiscal 2002. The Company has not provided any tax benefit for domestic losses and certain foreign losses incurred during the first half of fiscal 2002.

     The provision for income taxes for the third quarter of fiscal 2001 and first nine months of fiscal 2001 reflects accrued taxes of $3,300 and $9,422, respectively on foreign earnings. The Company has not provided any tax benefit for domestic losses and certain foreign losses incurred in the first half of fiscal 2001.

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


Note 13 - Equity

                                                          Three Months Ended               Nine Months Ended
                                                      ----------------------------   -------------------------------
                                                       October 5,     October 6,      October 5,       October 6,
                                                          2002           2001            2002             2001
                                                      -------------  -------------   --------------  ---------------
Numerator for basic and diluted earnings per share:
      Loss before cumulative effect of change
           in accounting                                 $ (15,631)     $ (64,171)      $ (103,750)      $ (466,207)
      Cumulative effect of change in accounting                  -              -         (801,622)               -
                                                      -------------  -------------   --------------  ---------------
Net loss                                                 $ (15,631)     $ (64,171)      $ (905,372)      $ (466,207)
                                                      =============  =============   ==============  ===============
Denominator for basic and diluted loss per share
   -- weighted average number of shares                     52,936         52,936           52,936           52,903
                                                      =============  =============   ==============  ===============
Basic and diluted loss per share before cumulative
      effect of change in accounting (a) (b)             $   (0.30)     $   (1.21)      $    (1.96)      $    (8.81)
                                                      =============  =============   ==============  ===============

(a) The effect of potentially dilutive securities has been excluded from the computation of loss per share for all periods presented because the effect would have been anti-dilutive. Dilutive securities at October 5, 2002 and October 6, 2001 included options to purchase 3,963,213 shares and 15,699,796 shares of common stock, respectively; unvested restricted stock of 19,424 shares and 260,950 shares, respectively and 5,200,000 shares issuable pursuant to the Equity Agreements, respectively.

(b)  There were no outstanding, in-the-money options at October 5, 2002.

     Options to purchase shares of common stock outstanding at October 5, 2002 and October 6, 2001 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares as shown below:

                                                     October 5,        October 6,
                                                        2002              2001
                                                   ---------------    --------------
Number of shares under option                           3,963,213        15,699,796
Range of exercise prices                            $0.67-$42.88      $0.67-$42.88

     Incremental shares issuable on the assumed conversion of the Preferred Securities amounting to 1,653,177 shares were not included in the computation of diluted earnings per share for any of the periods presented, as the impact would have been anti-dilutive.

     The Company has reserved 16,132,022 shares of Class A Common Stock for issuance under its various stock option plans as of October 5, 2002. In addition, as of October 5, 2002 and January 5, 2002 there were 12,242,629 shares of Class A Common Stock in treasury stock available for the issuance under certain of the plans.

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

     The Company has recently been engaged in settlement discussions with SIL. Subject to the execution of definitive agreements, the Company expects to seek Bankruptcy Court approval of a proposed settlement which, inter alia, provides for the Company's assumption of the Speedo Licenses. The proposed settlement would not have a material effect on the Company's financial condition, results of operations or its business. In the event that a definitive agreement with respect to the proposed settlement were not executed, the Company believes that all issues raised by SIL with respect to the assumption of the Speedo Licenses could be resolved by the Bankruptcy Court or otherwise resolved in a manner which would not preclude assumption of the Speedo Licenses as of the effective date of the proposed plan.

     Wachner Claim. On January 18, 2002, Mrs. Linda J. Wachner, former President and Chief Executive Officer of the Company, filed a proof of claim in the Chapter 11 Cases related to the post-petition termination of her employment with the Company asserting an administrative priority claim in excess of $25 million (the "Wachner Claim"). The Debt Coordinators for the Company's pre-petition lenders, the Official Committee of Unsecured Creditors and the Company have objected to the Wachner Claim. A settlement has been reached, however, subject to Bankruptcy Court Approval, pursuant to which Mrs. Wachner would receive, in full settlement of the Wachner Claim, the following: a) an Allowed Unsecured Claim in connection with the termination of her Employment Agreement in the amount of $3,500,000 (which would be satisfied under the First Amended Plan of Reorganization (the "Plan") by a distribution of its pro rata share of newly issued common stock of Reorganized Warnaco); and b) an Allowed Administrative Claim of $200,000 (which would be satisfied by a cash payment of such amount upon confirmation of the Plan). While the Company expects to seek Bankruptcy Court approval of the settlement, confirmation and effectiveness of the Debtors' Plan is not conditioned upon or otherwise dependent upon a resolution of the Wachner Claim.

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

     On November 17, 2000, the Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the District Court granted the individual

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


defendant's motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal with respect to such dismissal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs' voluntarily dismissed, without prejudice, their claims against the Company. On October 2, 2002, plaintiffs filed a notice of appeal with respect to the District Court's entry of final judgment in favor of the individual defendants.

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

     On August 3, 2001, the District Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346 (MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain current and former officers and directors of the Company, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the District Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002, the defendants filed motions to dismiss the second amended complaint, which motions are pending. On August 21, 2002, plaintiffs filed a third amended complaint adding the Company's current independent auditors as a defendant

     SEC Investigation. As previously disclosed, the staff of the Securities and Exchange Commission (the "SEC") has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with the preparation and publication of various financial statements and other public statements. On July 18, 2002, the SEC staff informed the Company that it intends to recommend that the SEC authorize a civil enforcement action against the Company and certain persons who have been employed by or affiliated with the Company since prior to January 3, 1999 alleging violations of the federal securities laws. The SEC staff invited the Company to make a Wells Submission describing the reasons why no such action should be brought. The Company has filed a Wells Submission and is continuing its discussions with the SEC staff. The Company does not expect the resolution of this matter as to the Company to have a material effect on the Company's financial condition, results of operations or its business.

Note 15 - Supplemental Condensed Financial Information.

     The following condensed financial statements of The Warnaco Group, Inc., 36 of its 37 U.S. subsidiaries and Warnaco Canada (the "Debtors") represent the condensed consolidated financial position as of October 5, 2002 and January 5, 2002, results of operations and cash flows for the Debtors for the periods ended October 5, 2002 and October 6, 2001:

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


                                                            October 5,      January 5,
                                                               2002            2002
                                                          -------------  --------------
                                ASSETS

Current assets                                             $   563,062     $   624,623
Net property, plant and equipment                              160,028         191,117
Intercompany accounts, net                                      13,588          44,532
Intangible and other assets, net                                69,145         869,659
Deferred income taxes                                            2,236               -
Investment in affiliates                                       112,899         181,212
                                                          -------------  --------------
                                                           $   920,958     $ 1,911,143
                                                          =============  ==============

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities not subject to compromise:
    Current Liabilities:
       Amended DIP                                         $         -     $   155,915
       Current portion of long-term debt                         7,762               -
       Other current liabilities                               156,753         135,383
                                                          -------------  --------------
    Total current liabilities                                  164,515         291,298

Other long-term liabilities                                     35,866          31,736
Long-term debt                                                   1,308               -
Liabilities subject to compromise                            2,482,339       2,439,393
Stockholders' deficiency:
    Class A Common Stock, $0.01 par value
      130,000,000 shares authorized, 65,232,594 issued             654             654
    Additional paid-in-capital                                 909,054         909,054
    Accumulated other comprehensive loss                       (59,701)        (53,016)
    Deficit                                                 (2,299,046)     (1,393,674)
    Treasury stock, at cost 12,242 629 shares                 (313,889)       (313,889)
    Unearned stock compensation                                   (142)           (413)
                                                          -------------  --------------
Total stockholders' deficiency                              (1,763,070)       (851,284)
                                                          -------------  --------------
                                                           $   920,958     $ 1,911,143
                                                          =============  ==============

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


                                                            Three Months Ended            Nine Months Ended
                                                         -------------------------  --------------------------
                                                          October 5,    October 6,    October 5,    October 6,
                                                             2002         2001          2002          2001
                                                         ------------  -----------  ------------  ------------
Net revenues                                               $ 282,452    $ 335,820     $ 949,560   $ 1,064,812
Cost of goods sold                                           207,173      278,132       699,521       938,836
                                                         ------------  -----------  ------------  ------------
Gross profit                                                  75,279       57,688       250,039       125,976
Selling, general and administrative expenses                  65,649       87,216       221,689       351,224
                                                         ------------  -----------  ------------  ------------
Operating income (loss) before reorganization items            9,630      (29,528)       28,350      (225,248)
Reorganization items                                          20,535       25,735        76,154       103,937
Equity in income (loss) of unconsolidated subsidiaries         3,748       (2,381)           40        11,602
                                                         ------------  -----------  ------------  ------------
Operating loss                                               (14,653)     (52,882)      (47,844)     (340,787)
Interest expense, net                                          4,718        8,112        14,662       120,366
Other income (expense)                                        (3,740)        (427)       (4,814)       (1,157)
                                                         ------------  -----------  ------------  ------------
Loss before provision for income taxes and cumulative
    effect of change in accounting principle                 (15,631)     (60,567)      (57,692)     (459,996)
Provision for income taxes                                         -        3,604        46,058         6,211
                                                         ------------  -----------  ------------  ------------
Loss before cumulative effect of
    change in accounting principle                           (15,631)     (64,171)     (103,750)     (466,207)
Cumulative effect of change in accounting
    principle net of income tax benefit                            -            -       801,622
                                                         ------------  -----------  ------------  ------------
Net loss                                                   $ (15,631)   $ (64,171)   $ (905,372)   $ (466,207)
                                                         ============  ===========  ============  ============

                           THE WARNACO GROUP, INC.
                           (Debtor-in-Possession)
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share amounts)
                                  (Unaudited)


                                                                              For the Nine Months Ended
                                                                             ---------------------------
                                                                              October 5,     October 6,
                                                                                 2002           2001
                                                                             -----------   ------------
Cash flows from operating activities:
   Net loss                                                                   $(905,372)    $(466,207)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                            37,826        67,416
        Loss on sales of fixed assets                                               407         4,510
        Amortization of deferred financing costs                                  6,888        11,565
        Amortization of interest rate swap gain                                       -        (2,468)
        Cumulative effect of the change in accounting                           801,622             -
        Market value adjustments to Equity Agreements                                 -         6,672
        Increase in deferred income tax valuation allowance                      46,058             -
        Net loss on sale of GJM, Penhaligon's and Ubertech                        3,462             -
        Amortization of unearned stock compensation                                 270         2,809
        Non-cash reorganization and other items                                  43,257       106,149
   Changes in operating assets and liabilities:
     Accounts receivable                                                         64,595      (101,759)
     Inventories                                                                 39,469        16,599
     Accounts payable, accrued expenses and other liabilities                    31,166       (18,039)
     Prepaid expenses and other assets                                           22,567         8,735
     Change in other long-term assets and liabilities                             1,825       (13,589)
     Net change in intercompany and investment accounts                          12,221       (66,908)
                                                                             -----------   -----------
            Net cash provided by (used in) operating activities                 206,261      (444,515)

Cash flows from investing activities:
   Proceeds from the sale of GJM and Penhaligon's                                20,609             -
   Proceeds from sales of fixed assets                                            9,821         5,355
   Capital expenditures                                                         (13,051)      (21,376)
                                                                             -----------   -----------
            Net cash provided by (used in) investing activities                  17,379       (16,021)

Cash flows from financing activities:
   Net borrowings (repayments) under pre-petition credit facilities             (10,031)      331,483
   Net borrowings (repayments) under Amended DIP                               (155,915)      165,000
   Repayments of GECC and other debt                                             (1,939)            -
   Increase in deferred financing costs                                               -       (19,852)
                                                                             -----------   -----------
            Net cash provided by (used in) financing activities                (167,885)      476,631
Translation adjustments                                                             403          (532)
                                                                             -----------   -----------
            Net increase in cash and cash equivalents                            56,158        15,563
   Cash at beginning of period                                                   18,758         5,355
                                                                             -----------   -----------
   Cash at end of period                                                      $  74,916        20,918
                                                                             ===========   ===========

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

     During the course of the Chapter 11 Cases, the Debtors may seek Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated condensed financial statements. The Debtors continue to evaluate the Company's operations and may identify additional assets for potential disposition. However, there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable. Since the Petition Date, through October 31, 2002, the Company sold certain assets including its GJM and Penhaligon's business and the inventory of certain of its retail outlet stores generating proceeds of approximately $55.4 million in the aggregate. In October 2002, the Company began the process of closing its remaining 26 domestic Calvin Klein outlet retail stores. The closing of the stores and the related sale of inventory generated net proceeds of approximately $10.3 million through November 7, 2002. The Company will receive additional proceeds of approximately $2 million in the fourth quarter of fiscal 2002. The Company expects that all of its domestic outlet retail stores will be closed by the end of January 2003. At October 5, 2002, the Company has classified certain assets as assets held for sale. The assets held for sale of $112 are primarily fixed assets that the Company expects to sell by the end of fiscal 2002. Such assets were previously written-down to estimated net realizable value.

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

     In the first quarter of fiscal 2002, the Company recorded a charge of $801,622, net of income tax benefit of $53,513, for the cumulative effect of a change in accounting related to the adoption of SFAS No. 142. The determination of the amount of the cumulative effect involved significant judgment in the estimates of the future earnings of the Company and its various business units and the fair value assigned to the

Company's various assets and liabilities. The amount that the Company and its various business units will ultimately earn and the future fair value of the Company's assets and business units could differ significantly from these estimates.

     Revenue recognition. The Company recognizes revenue when goods are shipped to customers and title has passed, net of allowances for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers. The Company maintains an allowance for estimated amounts that the Company does not expect to collect from its trade customers. The allowance for doubtful accounts includes amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and a general amount for estimated losses. The amount of the provision for accounts receivable allowances is impacted by the overall economy, the financial condition of the Company's customers, the inventory position of the Company customers, sell-through of the Company's products by these customers and many other factors most of which are not controlled by the Company or its management. The determination of the amount of the allowance accounts is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the allowance for doubtful accounts significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of certain of its customers.

     Inventories. The Company values its inventories at the lower of cost, determined on a first-in first-out basis, or market value. The Company evaluates all inventories to determine excess units or slow moving styles based upon quantities on hand, orders in house and expected future orders. For those items of which the Company believes it has an excess supply or for styles or colors that are out-of-date, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. As of October 5, 2002, the Company had identified inventory with a carrying value of approximately $58.2 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of October 5, 2002, the Company had approximately $37.7 million of inventory reserves for excess, obsolete and other inventory adjustments. As of January 5, 2002, the Company had identified inventory with a carrying value of approximately $88.2 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 5, 2002, the Company had approximately $50.1 million of inventory reserves for excess, obsolete and other inventory adjustments.

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

Reorganization items

     In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes during fiscal 2001 to streamline the Company's operations, focus on its core businesses, and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001, will not be completed until the end of fiscal 2002 or later. In connection with these strategies, the Company reorganized its Retail Stores Division and has closed 197 of the 266 stores it operated at the beginning of fiscal 2001. The Company wrote-off $1.0 million of fixed assets and accrued $4.4 million of lease termination costs related to rejected leases of the closed stores in third quarter of fiscal 2002. In October 2002, the Company agreed to settle certain lease obligations with Bancomext related to certain leased facilities in Mexico. Under the terms of the settlement agreement, the Company will pay, in cash, to Bancomext $0.1 million for outstanding rent payments and other fees and will grant an unsecured claim to Bancomext in the amount of $9.5 million in consideration for Bancomext's release of the Company's lease obligation on a closed facility and amendments to leases for two other facilities. The Company had accrued approximately $6.9 million in the fourth quarter of fiscal 2001 as a reorganization item for its estimated obligations under the lease for the closed facility. The additional accrual of approximately $2.6 million for the total unsecured claim pursuant to the settlement agreement is included in reorganization items in the third quarter of fiscal 2002. Lease termination costs are classified as liabilities subject to compromise.

     On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ("GECC"). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's total claims under the leases totaled approximately $51.2 million. Under the terms of the settlement agreement GECC will receive $15.2 million payable in installments of $0.55 million per month until the Company's plan of reorganization is consummated and $0.75 million per month thereafter until the balance is paid in full. Through June 12, 2002, the Company had previously paid GECC $5.6 million of the $15.2 million. The present value of the remaining cash payments to GECC under the settlement agreement of $7.1 million as of October 5, 2002 are included in long-term debt not subject to compromise. The remaining amount of the GECC claim of approximately $36.0 million is included in liabilities subject to compromise at October 5, 2002. The Company had recorded accrued liabilities related to the GECC leases of approximately $13.0 million prior to the settlement and, recorded approximately $22.9 million as reorganization items in the second quarter of fiscal 2002. See Note 6 of Notes to Consolidated Condensed Financial Statements.

     The Debtors continue to evaluate the assets of the Company for potential disposition. However, there can be no assurance that the Company will be able to consummate any such transactions at prices the Company or the Company' creditor constituencies will find acceptable.

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

     Reorganization items included in the consolidated condensed statement of operations in the first nine months of fiscal 2002 and fiscal 2001 are $79.2 million and $103.9 million, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. In addition, certain accruals are subject to compromise under the provisions of the Bankruptcy Code. The Company has recorded these accruals at the estimated amount the creditor is entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are subject to determination in the bankruptcy process including the terms of a confirmed plan or plans of reorganization and accordingly are not presently determinable with certainty. The Company's proposed plan of reorganization, as filed with the Bankruptcy Court on October 1, 2002, and as amended on November 9, 2002 identifies the Company's plan for the settlement of pre-petition liabilities. The Company is currently seeking approval and confirmation of the plan by its creditor constituencies and the Bankruptcy Court. Under the terms of the Company's proposed plan of reorganization, pre-petition liabilities will be settled for substantially less than face value.


Results of Operations.

                     STATEMENT OF OPERATIONS (SELECTED DATA)

                                                        Three Months Ended             Nine Months Ended
                                                     --------------------------- --------------------------
                                                      October 5,     October 6,    October 5,    October 6,
                                                         2002           2001         2002          2001
                                                     ------------   ------------ ------------  ------------
                                                               (Amounts in thousands of dollars)
                                                                          (Unaudited)
Net revenues                                           $345,458      $397,664     $1,137,277    $1,259,153
Cost of goods sold                                      246,162       310,152        803,721     1,050,677
                                                     -----------   -----------   ------------  ------------
Gross profit                                             99,296        87,512        333,556       208,476
   % of net revenue                                       28.7%         22.0%          29.3%         16.6%
Selling, general and administrative expenses             86,977       114,202        289,674       441,743
   % of net revenue                                       25.2%         28.7%          25.5%         35.1%
                                                     -----------   -----------   ------------  ------------
Operating income (loss) before reorganization items      12,319       (26,690)        43,882      (233,267)
   % of net revenue                                        3.6%         -6.7%           3.9%        -18.5%
Reorganization items                                     21,122        25,735         79,207       103,937
                                                     -----------   -----------   ------------  ------------
Operating loss                                           (8,803)      (52,425)       (35,325)     (337,204)
   % of net revenue                                       -2.5%        -13.2%          -3.1%        -26.8%
Investment loss                                               -             -              -         6,672
Interest expense, net                                     4,284         8,446         14,343       112,909
Provision for income taxes                                2,544         3,300         54,082         9,422
                                                     -----------   -----------   ------------  ------------
Loss before cumulative effect of a
   change in accounting                                $(15,631)     $(64,171)    $ (103,750)   $ (466,207)
                                                     ===========   ===========   ============  ============


     The Company's results of operations for the first nine months of fiscal 2001 included 40 weeks of operations based on a 52/53 week fiscal year compared to 39 weeks in the first nine months of fiscal 2002.

Net Revenues

     Net revenues are as follows:

                                   Three months ended                  Nine months ended
                         ---------------------------------- ----------------------------------------
                          Oct, 5   Oct, 6    Inc.      %      Oct, 5      Oct, 6      Inc.       %
                           2002     2001    (Dec.)   change    2002        2001      (Dec.)   change
                         -------- -------- --------- ------ ----------  ---------- ---------- ------
Sportswear and Swimwear  $176,914 $180,235 $ (3,321)  -1.8% $  622,627  $  672,845 $ (50,218)  -7.5%
Intimate Apparel          145,401  168,551  (23,150) -13.7%    434,845     444,898   (10,053)  -2.3%
Retail Stores              23,143   48,878  (25,735) -52.7%     79,805     141,410   (61,605) -43.6%
                         -------- -------- --------- ------ ----------  ---------- ---------- ------

                         $345,458 $397,664 $(52,206) -13.1% $1,137,277  $1,259,153 $(121,876)  -9.7%
                         ======== ======== ========= ====== ==========  ========== ========== ======

         Third quarter

     Net revenues decreased $52.2 million, or 13.1%, to $345.5 million in the third quarter of fiscal 2002 compared to $397.7 million in the third quarter of fiscal 2001. In the same period, Sportswear and Swimwear Division net revenues decreased $3.3 million, or 1.8%, to $176.9 million, Intimate Apparel Division net revenues decreased $23.2 million, or 13.7%, to $145.4 million (excluding discontinued and sold business units, Intimate Apparel Division net revenues decreased $3.9 million or 2.6%) and Retail Stores Division net revenues decreased $25.7 million, or 52.7%, to $23.1 million.

         First nine months

     Net revenues decreased $121.9 million, or 9.7%, to $1,137.3 million in the first nine months of fiscal 2002 compared to $1,259.2 million in the first nine months of fiscal 2001. In the same period, Sportswear and Swimwear Division net revenues decreased $50.2 million, or 7.5%, to $622.6 million, Intimate Apparel Division net revenues decreased $10.1 million, or 2.3%, to $434.8 million (excluding discontinued and sold business units, Intimate Apparel Division net revenues increased $48.5 million or 12.7%) and Retail Stores net revenues decreased $61.6 million, or 43.6%, to $79.8 million.

Sportswear and Swimwear Division.

     The work stoppage by certain long-shore workers in the West Coast ports of the United States has not had a material impact on the Sportswear and Swimwear Division's net revenues to date. However, should the work stoppage continue after the current cooling-off period expires in December 2002, shipments of the Company's swimwear products could be affected in the first quarter of fiscal 2003. The Sportswear and Swimwear Division is developing contingency plans to minimize the effect of any potential work stoppage.

     Sportswear and Swimwear Division net revenues are as follows:

                                               Three months ended                  Nine months ended
                                    ------------------------------------ ------------------------------------
                                     Oct, 5    Oct, 6     Inc.      %     Oct, 5    Oct, 6     Inc.     %
                                      2002      2001     (Dec.)   change   2002      2001     (Dec.)  change
                                    --------- --------- --------- ------ --------  -------- --------- -------
Authentic Fitness                   $ 28,133  $ 15,350  $ 12,783   83.3% $245,396  $258,855 $(13,459)  -5.2%
Chaps Ralph Lauren                    41,704    57,293   (15,589) -27.2%   98,604   143,181  (44,577) -31.1%
Calvin Klein Jeans/Kids               88,892    96,137    (7,245)  -7.5%  235,325   238,113   (2,788)  -1.2%
Calvin Klein Accessories               3,970     3,737       233    6.2%   10,071    11,180   (1,109)  -9.9%
ABS                                   14,215     7,718     6,497   84.2%   33,231    21,516   11,715   54.4%
                                    --------- --------- --------- ------ --------  -------- --------- -------
Sportswear and Swimwear Division    $176,914  $180,235  $ (3,321)  -1.8% $622,627  $672,845 $(50,218)  -7.5%
                                    ========= ========= ========= ====== ========  ======== ========= =======

         Third quarter

     The increase in Authentic Fitness net revenues in the third quarter of fiscal 2002 compared to fiscal 2001 reflects increases in Speedo U.S. shipments during the quarter and an increase in Designer Swimwear net revenues reflecting the timing of the recognition of customers' returns and allowances and more favorable experience in customers' returns and allowances. The decrease in Chaps net revenues primarily reflects the elimination of sales to warehouse clubs ($10.4 million), the strategic decision to reduce accounts receivable exposure in Mexico and the overall softness in the men's sportswear business.

The decrease in Calvin Klein Jeans/Kids net revenues primarily reflects softness in the sportswear business in the United States, the strategic decision to reduce accounts receivable exposure in Mexico and elimination of unprofitable CK Kids accounts. The increase in Calvin Klein accessories net revenues reflects lower sales in the United States including decreases in business with airport duty free shops offset by increases in the European accessories business. ABS net revenues have benefited from a favorable reception of its new styles at retail.

         First nine months

     The decrease in Authentic Fitness net revenues in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 primarily reflects a decrease in Designer Swimwear due to the loss of the Victoria's Secret catalog business ($8.0 million) and a strategic decision to reduce accounts receivable exposure with certain swim team dealers. The decrease in Chaps net revenues reflects lower sales to warehouse clubs ($26.2 million), the loss of the Dillard's business ($4.2 million), lower sales in Mexico and the overall softness in the men's sportswear business. The decrease in Calvin Klein Jeans/Kids net revenues primarily reflects softness in the sportswear business and the decision to reduce business with unprofitable Calvin Klein Kids accounts. ABS net revenues have benefited from a favorable reception of its new styles at retail.

Intimate Apparel Division.

Net revenues for the Intimate Apparel Division are as follows:

                                                    Three months ended                Nine months ended
                                         ---------------------------------- ------------------------------------
                                          Oct, 5   Oct, 6    Inc.      %     Oct, 5    Oct, 6      Inc.     %
                                           2002     2001    (Dec.)   change   2002      2001      (Dec.)  change
                                         -------- -------- --------- ------ --------  --------- --------- ------
Continuing:
     Warner's/Olga                       $ 56,765 $ 68,040 $(11,275) -16.6% $180,562  $157,503  $ 23,059   14.6%
     Calvin Klein Underwear                65,330   60,136    5,194    8.6%  169,016   151,506    17,510   11.6%
     Lejaby                                19,769   17,094    2,675   15.6%   70,181    61,753     8,428   13.6%
     Mass sportswear licensing              3,405    3,903     (498) -12.8%   11,358    11,890      (532)  -4.5%
                                         -------- -------- --------- ------ --------  --------- --------- ------
Total continuing                          145,269  149,173   (3,904)  -2.6%  431,117   382,652    48,465   12.7%
Total discontinued business units             132   19,378  (19,246) -99.3%    3,728    62,246   (58,518) -94.0%
                                         -------- -------- --------- ------ --------  --------- --------- ------
Intimate Apparel Division                $145,401 $168,551 $(23,150) -13.7% $434,845  $444,898  $(10,053)  -2.3%
                                         ======== ======== ========= ====== ========  ========= ========= ======


         Third quarter

     Net revenues decreased $23.2 million, or 13.7%, to $145.4 million in the third quarter of fiscal 2002 compared with $168.6 million in the third quarter of fiscal 2001. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers), Intimate Apparel net revenues decreased $3.9 million, or 2.6%, to $145.3 million in the third quarter of fiscal 2002 compared to $149.2 million in the third quarter of fiscal 2001. Warner's/Olga net revenues decreased $11.3 million, reflecting a less favorable reception of certain new products at retail. The increase in Calvin Klein Underwear net revenues reflects increases in all major accounts, including the international divisions, due to improved sell-through at retail, particularly in the women's business. The Calvin Klein Underwear business is growing despite the difficult retail environment and the decision to exit the JC Penney's business. Shipments of Calvin Klein Underwear to JC Penney's decreased approximately $5.9 million in the third quarter of fiscal 2002 compared to the comparable period of fiscal 2001. Lejaby net revenues increased $2.7 million, or 15.6%, primarily through favorable reception of products at retail.

         First nine months

     For the first nine months of fiscal 2002, Intimate Apparel net revenues decreased $10.1 million or, 2.3%, to $434.8 million compared with $444.9 million in the first nine months of fiscal 2001. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers) Intimate Apparel net revenues increased $48.5 million, or 12.7%, to $431.1 million in the first nine months of fiscal 2002 compared to $382.7 million in the first nine months of fiscal 2001. Increases in Warner's/Olga and Lejaby net revenues primarily reflect improved distribution fulfillment, favorable reception of Lejaby products at retail and more favorable customer allowance and markdown experience. Calvin Klein Underwear net revenues increased $17.5 million due to improved sell-through at retail, particularly in the women's business and despite the decision to exit the JC Penney's business. JC Penney's business decreased approximately $11 million in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001.

Retail Stores Division.

     Net revenues are as follows:


                                        Three months ended                Nine months ended
                            ------------------------------------ -------------------------------------
                              Oct, 5   Oct, 6    Inc.      %      Oct, 5     Oct, 6     Inc.     %
                               2002     2001    (Dec.)   change    2002       2001     (Dec.)  change
                             -------- -------- --------- ------- --------  --------- --------- -------
Outlet retail stores         $ 14,568 $ 32,105 $(17,537)  -54.6% $ 49,966  $  90,989 $(41,023)  -45.1%
Authentic Fitness stores        8,556   14,173   (5,617)  -39.6%   28,837     42,702  (13,865)  -32.5%
Penhaligon's                        -    2,278   (2,278) -100.0%      676      6,719   (6,043)  -89.9%
IZKA                               19      322     (303)  -94.1%      326      1,000     (674)  -67.4%
                             -------- -------- --------- ------- --------  --------- --------- -------
                             $ 23,143 $ 48,878 $(25,735)  -52.7% $ 79,805  $ 141,410 $(61,605)  -43.6%
                             ======== ======== ========= ======= ========  ========= ========= =======

     In October 2002, the Company began the process of closing its remaining 26 domestic "Calvin Klein" outlet retail stores. The closing of the stores and the related sale of inventory generated net proceeds of approximately $10.3 million through November 7, 2002. The Company expects to receive approximately $2.0 million of additional proceeds in the fourth quarter of fiscal 2002. Retail Stores Division net revenues for the fourth quarter of fiscal 2002 will include the remaining 48 Authentic Fitness stores and the 22 international retail outlet stores.

         Third quarter

     Net revenues decreased $25.7 million, or 52.7%, to $23.1 million in the third quarter of fiscal 2002 compared to $48.9 million in the first nine months of fiscal 2001. The decrease in net revenues reflects the reduction in the number of outlet retail stores and Authentic Fitness stores the Company operates. Same store sales decreased approximately 8.9% for the Authentic Fitness retail stores in the third quarter of fiscal 2002 compared to the same period in the prior year. The sale of the Penhaligon's in February 2002 and the liquidation of IZKA, a French retail subsidiary, in the third quarter of fiscal 2002 also adversely affected net revenues in the third quarter of fiscal 2002.

         First nine months

     Net revenues decreased $61.6 million, or 43.6%, to $79.8 million in the first nine months of fiscal 2002 compared to $141.4 million in the first nine months of fiscal 2001. The decrease in net revenues reflects the reduction in the number of retail outlet stores and Authentic Fitness stores the Company operates. Same store sales for the 48 Authentic Fitness stores the Company continues to operate decreased approximately 4.4% in the first nine months of fiscal 2002 compared to the comparable period of fiscal 2001. The Penhaligon's business was sold in February 2002 and IZKA, a French retail subsidiary, was liquidated in the third quarter of fiscal 2002.

Gross Profit

         Third quarter

     Gross profit increased $11.8 million to $99.3 million in the third quarter of fiscal 2002 compared with a gross profit of $87.5 million in the third quarter of fiscal 2001, despite the decrease in net revenues as noted above. The increase in gross profit reflects an improved regular to off-price sales mix, improved sales allowance and markdown experience and improved manufacturing efficiencies. Gross margin was 28.7% in the third quarter of fiscal 2002 compared with gross margin of 22.0% in the third quarter of fiscal 2001. The improvement in gross margin primarily reflects the favorable mix of full price sales, improved markdown and allowance experience, favorable manufacturing variances and more efficient product sourcing.

         First nine months

     Gross profit for the first nine months of fiscal 2002 increased $125.1 million, or 60.0%, to $333.6 million compared to $208.5 million in the first nine months of fiscal 2001. Gross profit in the first nine months of fiscal 2001 included the impact of recording unfavorable markdown and allowance experience and inventory write-downs totaling approximately $71.0 million. Gross margin for the first nine months of fiscal 2002 was 29.3% compared to 16.6% in the first nine months of fiscal 2001. The improvement in gross margin reflects the more favorable mix of full price sales, improved markdown and allowance experience, improved manufacturing efficiencies and more efficient product sourcing.

Selling, General and Administrative Expenses

         Third quarter

     Selling, general and administrative expenses for the third quarter of fiscal 2002 decreased $27.2 million, or 23.8%, to $87.0 million compared to $114.2 million in the third quarter of fiscal 2001. Selling, general and administrative expenses as a percentage of net revenues were 25.2% in the third quarter of fiscal 2002 compared with 28.7% in the third quarter of fiscal 2001. Amortization expense associated with goodwill and intangible assets decreased approximately $9.0 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 reflecting the adoption of SFAS No. 142. The Retail Stores Division reduced selling, general and administrative expenses by approximately $10.3 million due primarily to the reduction in the number of stores the division was operating during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Intimate Apparel Division selling, general and administrative expenses were reduced by approximately $1.9 million related to the sale of GJM and the discontinuance of Fruit of the Loom and Weight Watchers business units. Selling and distribution expenses decreased due to the consolidation of certain of the Company's distribution facilities in Duncansville, Pennsylvania ("Duncansville"). Marketing expenses decreased approximately $3.6 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 due primarily to reductions in co-operative advertising expenses.

         First nine months

     Selling general and administrative expenses for the first nine months of fiscal 2002 decreased $152.0 million, or 34.4%, to $289.7 million compared to $441.7 million in the first nine months of fiscal 2001. Selling, general and administrative expenses as a percentage of net revenues were 25.5% in the first nine months of fiscal 2002 compared with 35.1% in the first nine months of fiscal 2001.The decrease in selling, general and administrative expenses reflects lower marketing expenses, lower amortization expense of $35.6 million, lower retail expenses of $25.2 million due to the reduction in the number of retail stores the Company operates, lower expenses in Intimate Apparel of $46.1 million related to the discontinuance of the Fruit of the Loom and Weight Watchers business units and the sale of GJM, lower distribution expenses due to the consolidation of certain of the Company's distribution facilities in Duncansville and lower administrative expenses of $21.9 million due to cost saving measures implemented as part of the Company's restructuring efforts. Marketing expenses decreased approximately $22.5 million in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 due primarily to a decrease in co-operative advertising expenses.


Operating Income before Reorganization Items

     Operating income before reorganization items is as follows:


                                 Three months ended                         Nine months ended
                                --------------------                       --------------------
                                  Oct 5      Oct 6       Inc.        %        Oct 5      Oct 6       Inc.      %
                                   2002      2001       (Dec.)    change      2002        2001      (Dec.)   change
                                --------   ---------  --------   --------  ---------  ----------  --------   ------
Sportswear and Swimwear         $  7,250   $ (8,111)  $ 15,361     189.4%  $ 47,400   $ (38,033)  $ 85,433   224.6%
Intimate Apparel                  21,212      5,589     15,623     279.5%    53,453     (77,982)   131,435   168.5%
Retail Stores                        415         (3)       418   13933.3%    (4,233)    (13,313)     9,080    68.2%
                                --------   ---------  --------   --------  ---------  ----------  --------   ------
                                  28,877     (2,525)    31,402    1243.6%    96,620    (129,328)   225,948   174.7%
General corporate
 expenses, not allocated         (16,558)   (24,165)     7,607      31.5%   (52,738)   (103,939)    51,201    49.3%
                                --------   ---------  --------   --------  ---------  ----------  --------   ------
                                $ 12,319   $(26,690)  $ 39,009     146.2%  $ 43,882   $(233,267)  $277,149   118.8%
                                ========   =========  ========   ========  =========  ==========  ========   ======


         Third quarter

     Operating income before reorganization items increased $39.0 million to $12.3 million (3.5% of net revenues) in the third quarter of fiscal 2002 compared to an operating loss of $26.7 million (-6.7% of net revenues) in the third quarter of fiscal 2001. The increase in operating income reflects the increase in gross margin to 28.7% from 22.0% and the decrease in selling, general and administrative expenses to 25.2% of net revenues in the third quarter of fiscal 2002 from 28.7% of net revenues in the third quarter of fiscal 2001. The improvement in gross margin reflects the better regular to off-price sales mix, improved management of customer allowance and markdown deductions and improved manufacturing efficiencies, as noted above. The decrease in selling, general and administrative expenses reflects the lower depreciation and amortization, lower retail selling expenses and other cost savings, as noted above.

         First nine months

     Operating income before reorganization items increased $277.2 million to $43.9 million (3.8% of net revenues) in the first nine months of fiscal 2002 compared to an operating loss of $233.3 million (-18.5% of net revenues) in the first nine months of fiscal 2001. The increase in operating income reflects the increase in gross margin to 29.3% from 16.6% and the decrease in selling, general and administrative expenses to 25.5% of net revenues from 35.1% of net revenues. The improvement in gross margin reflects the better regular to off-price sales mix, improved management of customer sales allowance and markdown deductions and improved manufacturing efficiencies, as noted above. The decrease in selling, general and administrative expenses reflects the lower depreciation and amortization, lower cooperative advertising expenses, lower retail selling costs and other cost savings, as noted above.

     Sportswear and Swimwear Division.

     Sportswear and Swimwear Division operating income (loss) is as follows:

                              Three months ended                        Nine months ended
                              ------------------                       --------------------
                              Oct 5      Oct 6       Inc.        %       Oct 5      Oct 6       Inc.       %
                               2002       2001      (Dec.)    change     2002       2001       (Dec.)    change
                              -------   --------   --------  --------  --------   ---------   --------  --------
Authentic Fitness             $(4,533)  $(24,277)  $19,744     81.3%   $28,838    $ (7,939)   $36,777    463.2%
Chaps Ralph Lauren              2,015      8,170    (6,155)   -75.3%     7,841       6,759      1,082     16.0%
Calvin Klein Jeans/Kids         6,586      7,614    (1,028)   -13.5%     6,520     (30,929)    37,449    121.1%
Calvin Klein Accessories          594        127       467    367.7%       132      (1,568)     1,700    108.4%
ABS                             2,588        255     2,333    914.9%     4,069      (4,356)     8,425    193.4%
                              -------   --------   -------    ------   -------    --------    -------    ------
                              $ 7,250   $ (8,111)  $15,361    189.4%   $47,400    $(38,033)   $85,433    224.6%
                              =======   ========   =======    ======   =======    ========    =======    ======


         Third quarter

     The decrease in Authentic Fitness operating loss for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 reflects higher net revenues and gross margins and the impact of lower selling, general and administrative expenses primarily due to cost saving measures. Authentic Fitness operating loss in the third quarter reflects the seasonal nature of the swimwear business. The decrease in Chaps operating income reflects lower sales volume (club business and soft men's sportswear business) and lower gross profit. The decrease in Calvin Klein Jeans/Kids operating income reflects lower gross profit partially offset by lower selling, general and administrative expenses. ABS operating income improvement reflects higher sales volume and gross profit.

         First nine months

     Authentic Fitness operating income for the first nine months of fiscal 2002 increased $36.8 million to $28.8 million compared to an operating loss of $7.9 million in the first nine months of fiscal 2001. The improvement in operating income reflects higher gross profit and lower selling, general and administrative expenses in both Speedo and Designer Swimwear. The improvement in gross profit primarily reflects better markdown and allowance experience. Lower selling, general and administrative expenses primarily reflect cost saving measures. The improvement in Chaps operating income in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 reflects lower selling, general and administrative expenses due primarily to lower sales volumes and cost saving measures that were implemented in the second half of fiscal 2001. Chaps gross margin improved to 24.7% of net revenues in the first nine months of fiscal 2002 from 23.3% in the first nine months of fiscal 2001. The improved gross margin in Chaps reflects better markdown and allowance experience. The increase in Calvin Klein Jeans/Kids operating income reflects higher gross profit (despite lower sales) and lower selling, general and administrative expenses. The improvement in ABS operating income reflects higher net revenues and higher gross margin.

     Intimate Apparel Division.

     Intimate Apparel Division operating income (loss) is as follows:

                                     Three months ended                         Nine months ended
                                     ------------------                        --------------------
                                     Oct 5      Oct 6       Inc.        %       Oct 5      Oct 6       Inc.       %
                                      2002       2001      (Dec.)    change     2002       2001       (Dec.)    change
                                     -------   --------   --------  --------  --------   ---------   --------  --------
 Continuing:
     Warner's/Olga                   $ 5,241   $ 1,305    $ 3,936    301.6%    $13,825   $(76,137)   $ 89,962   118.2%
     Calvin Klein Underwear           11,956     7,558      4,398     58.2%     22,694     (2,757)     25,451   923.1%
     Lejaby                            1,470       587        883    150.4%      8,117      5,402       2,715    50.3%
     Mass sportswear licensing         2,380     3,121       (741)   -23.7%      8,780      9,589        (809)   -8.4%
                                     -------   -------    -------    ------    -------   --------    --------   ------
 Total continuing                     21,047    12,571      8,476     67.4%     53,416    (63,903)    117,319   183.6%

 Total discontinued business units       165    (6,982)     7,147    102.4%         37    (14,079)     14,116   100.3%
                                     -------   -------    -------    ------    -------   --------    --------   ------
                                     $21,212   $ 5,589    $15,623    279.5%    $53,453   $(77,982)   $131,435   168.5%
                                     =======   =======    =======    ======    =======   ========    ========   ======

         Third quarter

     Warner's/Olga operating income increased $3.9 million, or 301.6%, to $5.2 million in the third quarter of fiscal 2002 compared to $1.3 million in the third quarter of fiscal 2001 reflecting higher gross profit and lower selling, general and administrative expenses. The increased gross profit primarily reflects improved manufacturing efficiencies including favorable manufacturing variances. Lower selling, general and administrative costs reflect the consolidation of Warner's/Olga distribution in the Company's Duncansville, PA facility as well as other cost reduction efforts. The increase in Calvin Klein Underwear operating income reflects higher gross profit reflecting higher sales volume and improved gross margin. The improved gross margin reflects favorable markdown and allowance experience. Selling, general and administrative expenses decreased primarily due to better bad debt experience and other cost saving measures. Losses from the discontinued GJM, Fruit of the Loom and Weight Watchers business units totaled $7.0 million in the third quarter of fiscal 2001 compared to operating income of $0.2 million in the third quarter of fiscal 2002. Operating income in the discontinued business units in the third quarter of fiscal 2002 relates primarily to sales of inventory and collection of accounts receivable for more than was originally anticipated.

         First nine months

     Warner's/Olga operating income for the first nine months of fiscal 2002 increased $90.0 million, or 118.2%, to $13.8 million compared to an operating loss of $76.1 million in the first nine months of fiscal 2001 reflecting more favorable experience related to customer sales allowances and markdowns and improved manufacturing efficiencies. Warner's/Olga also benefited from lower selling, general and administrative expenses reflecting the consolidation of Warner's/Olga distribution in Duncansville, PA as well as other cost reduction efforts. The increase in Calvin Klein Underwear operating income reflects higher gross profit reflecting higher sales volume and improved gross margins and and lower selling, general and administrative expenses. The improved gross margin reflects favorable markdown and allowance experience. Selling, general and administrative expenses decreased due to lower legal expenses due to the settlement of the Calvin Klein litigation in the second quarter of fiscal 2002, better bad debt experience and other cost saving measures. The first nine months of fiscal 2001 includes a $14.1 million loss from the discontinued/sold GJM, Weight Watchers and Fruit of the Loom businesses compared to operating income of $0.1 million in the first nine months of fiscal 2002. The operating income in the first nine months of fiscal 2002 for discontinued units represents operating losses incurred by GJM prior to its sale offset by income from the sale of inventory and collection of accounts receivable for more than was originally estimated.


     Retail Stores Division.

     Retail Stores Division operating income (loss) is as follows:

                                  Three months ended                         Nine months ended
                                  ------------------                       --------------------
                                  Oct 5      Oct 6       Inc.        %       Oct 5      Oct 6       Inc.       %
                                   2002       2001      (Dec.)    change     2002       2001       (Dec.)    change
                                  -------   --------   --------  --------  --------   ---------   --------  --------
     Outlet retail stores         $(261)     $ 699      $(960)    -137.3%   $(4,168)  $(10,614)    $6,446     60.7%
     Authentic Fitness stores       683        237        446      188.2%       947       (163)     1,110    681.0%
     Penhaligon's                     -       (367)       367      100.0%      (125)    (1,079)       954     88.4%
     IZKA                            (7)      (572)       565       98.8%      (887)    (1,457)       570     39.1%
                                  -----      -----      -----    --------   -------   --------     ------    ------
                                  $ 415      $  (3)     $ 418    13933.3%   $(4,233)  $(13,313)    $9,080     68.2%
                                  =====      =====      =====    ========   =======   ========     ======    ======

         Third quarter

     The increase in the Retail Stores Division's operating income of $0.4 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 primarily reflects the closing of unprofitable and marginally profitable stores, the sale of Penhaligon's in February 2002 and the liquidation of IZKA.

         First nine months

     The decrease in the Retail Stores Division's operating loss for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 primarily reflects the closing of unprofitable and marginally profitable stores, the sale of Penhaligon's and the liquidation of IZKA. Authentic Fitness stores operating income improved $1.1 million in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Retail Stores Division losses for the first nine months of fiscal 2001 include $7.1 million of inventory write-downs to reflect the Company's strategy to close unprofitable and marginally profitable stores.

Investment loss

         First nine months

     Investment loss for the first nine months of fiscal 2001 was $6.7 million. The investment loss reflects the adjustment of amounts due under the Equity Agreements based upon changes in the Company's common stock price. No comparable adjustment was recorded in the first nine months of fiscal 2002 because the Equity Agreements are liabilities subject to compromise.

Interest Expense

         Third quarter

     Interest expense decreased $4.1 million to $4.3 million in the third quarter of fiscal 2002 compared with $8.4 million in the third quarter of fiscal 2001. The decrease reflects lower outstanding debt balances in fiscal 2002 as the Company had repaid all outstanding borrowing under the Amended DIP before the beginning of the third quarter of fiscal 2002. Interest expenses for the third quarter of fiscal 2002 primarily reflects unused commitment and other fees related to the Amended DIP, interest expense related to the GECC settlement, interest on certain foreign debt and amortization of deferred financing costs related to the Amended DIP. Interest expense for the third quarter of fiscal 2001 primarily reflects interest and related fees on the Amended DIP and interest on certain foreign debt. Certain of the Company's foreign debt agreements are subject to standstill and inter-creditor agreements with the Company's pre-petition lenders. The Company has continued to accrue interest on these foreign debt agreements. The Company's proposed plan of reorganization requires the payment of such interest. Interest expense for the third quarter fiscal 2002 and fiscal 2001 includes approximately $1.7 million and $2.4 million, respectively, of interest on these foreign debt agreements.

         First nine months

      Interest expense decreased $98.6 million to $14.3 million in the first nine months of fiscal 2002 compared with $112.9 million in the first nine months of fiscal 2001. As of June 11, 2002, the Company stopped accruing interest on approximately $2.3 billion of pre-petition debt (not including certain foreign debt agreements, as noted above). Interest expense for the first nine months of fiscal 2002 primarily reflects interest and related fees on the Amended DIP and interest on certain foreign debt. The Company had repaid all amounts borrowed under the Amended DIP prior to the start of the third quarter of fiscal 2002. Certain of the Company's foreign debt agreements are subject to standstill and inter-creditor agreements with the Company's pre-petition lenders. The Company has continued to accrue interest on these foreign debt agreements. The Company's proposed plan of reorganization requires the payment of such interest. Interest expense for the first nine months of fiscal 2002 includes approximately $4.9 million of interest on these foreign debt agreements. Interest expense for the first nine months of fiscal 2002 includes interest income of approximately $2.9 million related to tax refunds received by the Company in June 2002 and interest earned on cash balances held in the Company's cash collateral accounts.

Income Taxes

         Third quarter

     The provision for income taxes for the third quarter of fiscal 2002 and fiscal 2001 reflects taxes on certain foreign earnings. The Company has not provided any tax benefit for its domestic losses and certain foreign losses incurred in the third quarter of fiscal 2002 and third quarter of fiscal 2001.

         First nine months

     The provision for income taxes for the first nine months of fiscal 2002 reflects an increase in the Company's valuation allowance of approximately $46.0 million primarily related to the tax benefit from the write-off of goodwill and intangible assets associated with the adoption of SFAS No.142. The increase in the valuation allowance results from an increase in the Company's deferred tax assets that may not be realized.

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

       Borrowing under the Amended DIP bears interest at either the London Inter Bank Offering Rate (LIBOR) plus 2.75% (4.4% at October 5, 2002) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at October 5, 2002). In addition, the fees for the undrawn amounts are .50% for Tranche A. During fiscal 2001 and through its termination on April 19, 2002, the Company did not borrow any funds under Tranche B. The Amended DIP contains restrictive covenants that require the Company to maintain minimum levels of EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and other items as set forth in the agreement), restrict investments, limit the annual amount of capital expenditures, prohibit paying dividends and prohibit the Company from incurring material additional indebtedness. Certain restrictive covenants are subject to adjustment in the event the Company sells certain business units and/or assets. In addition, the Amended DIP requires that proceeds from the sale of certain business units and/or assets are to be used to reduce the outstanding balance of Tranche A. The maximum borrowings under Tranche A are limited to 75% of eligible accounts receivable, 25% to 67% of eligible inventory and 50% of other inventory covered by outstanding trade letters of credit.

     The Company did not have any amounts outstanding under the Amended DIP at October 5, 2002. The Company had stand-by and documentary letters of credit outstanding under the Amended DIP at October 5, 2002 of $44.3 million. The total amount of additional credit available to the Company at October 5, 2002 was $165.6 million. As of November 7, 2002, the Company had approximately $60.7 million of cash available as collateral against outstanding documentary and stand-by letters of credit.

     The Amended DIP is secured by substantially all of the domestic assets of the Company.

Liquidity

     The Company is operating under the provisions of the Bankruptcy Code which has had a direct effect on the Company's cash flows. By operating under the protection of the Bankruptcy Court, making improvements in the Company's operations and selling certain assets, the Company has improved its cash position subsequent to the Petition Date. The Company is not permitted to pay any pre-petition liabilities without approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations (approximately $2.2 billion of pre-petition debt outstanding, including approximately $349.7 million of trade drafts) and approximately $140.0 million of accounts payable and accrued liabilities. Since the Petition Date through October 5, 2002, the Company sold certain personal property, certain owned buildings and land and other assets for approximately $12.5 million, approximately $2.3 million of which was recorded in the third quarter of fiscal 2002. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowing under the Amended DIP or provide collateral for outstanding trade and stand-by letters of credit. In the first quarter of fiscal 2002, the Company sold the business and substantially all of the assets of GJM and Penhaligon's. The sales of GJM and Penhaligon's generated approximately $20.5 million of net proceeds in the aggregate. Proceeds from the sale of GJM and Penhaligon's were used to (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which are not part of the Chapter 11 Cases ($4.8 million),
(ii) reduce amounts outstanding under the Amended DIP ($4.2 million), (iii) create an escrow fund for the benefit of pre-petition secured lenders ($9.8 million) (subsequently disbursed in June 2002) and (iv) create an escrow fund for the benefit of the purchasers for potential indemnification claims and working capital valuation adjustments ($1.7 million). In connection with the Company's decision to close unprofitable outlet retail stores, in May 2002, the Company began closing 25 of its outlet retail stores. The Company contracted with a third party and sold the inventory in these stores generating approximately $12.0 million of net proceeds which were used to reduce amounts outstanding under the Amended DIP. In October 2002, the Company began the process of closing its 26 remaining Calvin Klein domestic outlet retail stores. The closing of the stores and the related sale of inventory generated net proceeds of $10.3 million through November 7, 2002. The Company will receive approximately $2.0 million of additional net proceeds in the fourth quarter of fiscal 2002. The Company expects that all of its domestic outlet retail stores will be closed by the end of January 2003.

     At October 5, 2002, the Company had working capital of $477.0 million, excluding $2,482.3 million of pre-petition liabilities that are subject to compromise.

     The Debtors continue to review their operations and identify assets for potential disposition. However there can be no assurance that the Company will be able to consummate such transactions at prices the Company or the Company's creditor constituencies will find acceptable.

Cash Flows

     For the first nine months of fiscal 2002 cash provided by operating activities was $203.2 million compared to cash used in operating activities of $436.0 million in the first nine months of fiscal 2001. The Company repurchased $185.0 million of accounts receivable previously subject to a securitization arrangement in June 2001 as part of the completion of the DIP financing. The improvement in cash flow from operating activities (not including the repurchase of the accounts receivable of $185.0 million) of $454.2 million in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 reflects improved operating income of $277.1 million, (includes reductions in amortization expenses of approximately $35.6 million due to the adoption of SFAS No. 142), lower interest expense of $98.6 million, proceeds from the sale of $12.0 million of outlet retail store inventory and improved working capital management. Better management of inventory and accounts receivable contributed $82.1 million of improvement. The reduction in inventory balances reflects improved inventory management including a reduction in excess and obsolete inventory at October 5, 2002 to approximately $58 million from approximately $88 million at January 5, 2002. Improved accounts receivable collection efforts have resulted in a reduction in 16 days of sales outstanding to 52 days at October 5, 2002 compared to 68 days at October 6, 2001. Cash interest expense for the first nine months of fiscal 2002 was $6.3 million, $121.0 million lower than the $127.3 million in the first nine months of fiscal 2001. The decrease in cash interest is primarily a result of the Chapter 11 Cases. Amortization expense decreased approximately $35.6 million in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 reflecting the adoption of SFAS No.142 effective with the first quarter of fiscal 2002.

         Net cash provided from investing activities was $22.3 million in the first nine months of fiscal 2002 compared to cash used in investing activities of $17.5 million in the first nine months of fiscal 2002. Cash provided from investing activities in the first nine months of fiscal 2002 primarily reflects proceeds from the sales of GJM, Penhaligon's and Ubertech of $20.6 million and proceeds from other asset dispositions of $9.8 million partially offset by capital expenditures of $8.1 million. Cash used in investing activities in the first nine months of fiscal 2001 primarily reflects capital expenditures of $22.7 million offset by the disposition of certain fixed assets of $5.4 million.

     Cash used in financing activities of $168.9 million in the first nine months of fiscal 2002 reflects the repayment of borrowing under the Amended DIP of $155.9 million, repayments of other debt of $11.1 million consisting primarily of repayments of certain pre-petition debt amounts with proceeds from the sale of GJM and Penhaligon's and payments of amounts due to GECC under the settlement agreement of $1.9 million. In the first nine months of fiscal 2001, the Company financed its increase in working capital, as noted above, by borrowing approximately $342.0 million. Financing activity for the first nine months of fiscal 2001 includes the payment of $19.9 million of amendment fees and deferred financing costs associated with the Company's pre-petition credit agreements and with the Amended DIP.

     There were no amounts outstanding under the Amended DIP at October 5, 2002. The Company had stand-by and documentary letters of credit outstanding under the Amended DIP at October 5, 2002 of $44.3 million. The Company had excess cash available as collateral against outstanding trade and stand-by letters of credit of $64.4 million at October 5, 2002. The Company also had cash in operating accounts of approximately $26.2 million at October 5, 2002, not including restricted cash held in escrow classified with other assets of $1.7 million related to the sale of GJM and Penhaligon's. Cash in operating accounts primarily represents lock-box receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements. As of November 7, 2002, the Company had no outstanding amounts borrowed under the Amended DIP and had approximately $160.7 million of additional credit available under the Amended DIP, not including $59.7 million of cash collateral available for letters of credit.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment are effective for period beginning after May 15, 2002. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the financial position or results of operations of the Company.

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

Interest Rate Risk

     The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. Prior to the Petition Date, the Company entered into interest rate swap agreements, which had the effect of converting the Company's variable rate obligations to fixed rate obligations, to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of October 6, 2001, the Company had terminated all previously outstanding interest rate swap agreements. As of October 5, 2002, the Company did not have any borrowings outstanding under the Amended DIP, therefore a hypothetical 10% adverse change in interest rates as of January 5, 2002 would not have had a significant impact on the Company's interest expense in the third quarter of fiscal 2002.


Foreign Exchange Risk

     The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the Euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of October 5, 2002, the Company had no such financial instruments outstanding.

Equity Price Risk

     The Company was subject to market risk from changes in its stock price as a result of its Equity Agreements with several banks prior to the Petition Date. The Equity Agreements provided for the purchase by the Company of up to 5.2 million shares of the Company's Common Stock and would have matured on August 12, 2002. As of October 5, 2002 banks purchased the maximum of 5.2 million shares under the Equity Agreements. Amounts recorded as liabilities subject to compromise as of October 5, 2002 were approximately $56.5 million. The amount of equity notes outstanding reflects repayments of Equity Agreements of approximately $0.2 million in the first quarter of fiscal 2002 from the proceeds of the Penhaligon's and GJM sales. The ultimate amount that the Company will pay to its pre-petition lenders related to the Equity Agreements is included in the Company's proposed plan of reorganization as filed on October 1, 2002 and amended on November 8, 2002. See Note 1 of Notes to Consolidated Condensed Financial Statements.

Item 4. Controls and Procedures.

     In response to recent legislation and regulations, the Company has established a Disclosure Committee comprised of certain members of the Company's management and has reviewed its internal control structure and disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Within 90 days prior to the filing of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, after giving consideration and subject to the ongoing evaluation of the Company's internal control environment and corrective actions taken by the Company to date, as discussed below, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

     There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date.

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

     The Company continues to evaluate the effectiveness of these actions as well as the Company's overall disclosure controls and procedures and internal controls and will take such further actions as may be dictated by such continuing reviews.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     The information required by Item 1 of Part II is incorporated herein by reference to Part I, Item I. Financial Statements Note 14 - "Legal Matters".

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     The Company was in default of substantially all of its pre-petition credit agreements as of October 5, 2002 and January 5, 2002. All pre-petition debt of the Debtors has been reclassified with liabilities subject to compromise in the consolidated condensed balance sheets at October 5, 2002 and January 5, 2002. The additional information required by Item 3 of Part II is incorporated herein by reference to Part I of Item 1. Financial Statements - Note 6 - "Debt" and
Note 7 - "Liabilities Subject to Compromise".

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

     99.1 Certificate of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code.

     99.3 Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code.

     (c)   Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE WARNACO GROUP, INC.

     Date: November 15, 2002               By: /s/ ANTONIO C. ALVAREZ II
                                           -------------------------------------
                                               Antonio C. Alvarez II
                                               Director, President and
                                               Chief Executive Officer


     Date: November 15, 2002               By: /s/ JAMES P. FOGARTY
                                           -------------------------------------
                                               James P. Fogarty
                                               Senior Vice President Finance and
                                               Chief Financial Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 15, 2002                     /s/ ANTONIO C. ALVAREZ
                                             --------------------------
                                             Antonio C. Alvarez II
                                             Director, President and
                                             Chief Executive Officer

        I, James P Fogarty, as Chief Financial Officer of the Company, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 15, 2002               /s/ JAMES P. FOGARTY
                                            ---------------------------------
                                            James P. Fogarty
                                            Senior Vice President and
                                            Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'
 The section symbol shall be expressed as............................... 'SS'
 The British pound sterling sign shall be expressed as.................. 'L'