Form 10-K
period 2003-01-04
WARNACO GROUP INC /DE/
filed 2003-04-04
CIK 801351

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 4, 2003

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

                              TITLE OF EACH CLASS

                    Common Stock, par value $0.01 per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [ ]

    From June 11, 2001 to February 4, 2003, the registrant's Class A Common Stock, par value $.01 per share, the only voting stock of the registrant then issued and outstanding, was traded on the over-the-counter electronic bulletin board. The aggregate market value of such Class A Common Stock held by non-affiliates of the registrant as of July 6, 2002, was approximately $781,582. On February 4, 2003, the registrant's Class A Common Stock, par value $.01 per share, was cancelled and the Company issued 45,000,000 shares of new Common Stock, par value $.01 per share. As of March 28, 2003, the aggregate market value of that Common Stock, the only voting stock of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $474,176,000.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share as of March 28, 2003: 45,000,000.

================================================================================

ITEM 1. BUSINESS.

INTRODUCTION

    The Warnaco Group, Inc. ('Warnaco'), a Delaware corporation organized in 1986, and its subsidiaries (collectively, the 'Company') design, manufacture, source and market a broad line of (i) intimate apparel (including bras, panties, loungewear, sleepwear, shapewear and daywear for women, and underwear and sleepwear for men); (ii) sportswear for men, women and juniors (including jeanswear, khakis, knit and woven shirts, tops and outerwear); and
(iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company traces its origins back more than 130 years, when the Warner's'r' intimate apparel line, which is owned by the Company, first entered the market. Through a series of acquisitions, the Company has grown to become a worldwide leader in the apparel business. The Company's net revenues for Fiscal 2002 (as defined below) were $1,493.0 million.

    The Company operates on a fiscal year basis. The Company's last five fiscal years ended on January 2, 1999 ('Fiscal 1998'), January 1, 2000 ('Fiscal 1999'), December 30, 2000 ('Fiscal 2000'), January 5, 2002 ('Fiscal 2001') and
January 4, 2003 ('Fiscal 2002').

    The Company's products are distributed primarily to wholesale customers, including department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandise stores, including such leading retailers as Dayton-Hudson, Macy's and other units of Federated Department Stores, J.C. Penney, The May Department Stores, Kohl's, Sears, Wal-Mart and various other major retailers in the United States, Canada, Mexico, Europe and Asia. In Fiscal 2002, the Company generated approximately 94% of its net revenues from its wholesale customers and approximately 6% from direct retail sales.

    The Company owns and licenses a portfolio of highly recognized brand names. As described below, the preponderance of trademarks used by the Company are either owned or licensed in perpetuity. The Company's core brands have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The following table sets forth the Company's trademarks and licenses:

OWNED TRADEMARKS
---------------------------------------------------
Warner's'r'
Olga'r'
Body by Nancy Ganz'TM'/Bodyslimmers'r'
Lejaby'r'
Rasurel'r'
Calvin Klein'r' (beneficially owned for men's and
 women's underwear, loungewear and sleepwear)
White Stag'r'(a)
Catalina'r'(b)
A.B.S. by Allen Schwartz'r' and related trademarks
Cole of California'r'
Sunset Beach'r'
Sandcastle'r'

TRADEMARKS LICENSED IN PERPETUITY                           TERRITORY
----------------------------------------------------------  ----------------------------------------
Speedot'r'/Speedo Authentic Fitnesst'r'(c)                  United States, Canada, Mexico, Caribbean
Anne Cole'r' (for swimwear and sportswear)(d)               Worldwide

TRADEMARKS LICENSED FOR A TERM                              TERRITORY                                 EXPIRES
----------------------------------------------------------  ----------------------------------------  -----------
Calvin Kleint'r' (for jeans and jeans-related products)(e)  North, South and Central America          12/31/2044
Chaps Ralph Lauren'r' (for men's sportswear)                United States, Canada, Mexico             12/31/2008
Nautica'r' (for women's swimwear, beachwear and             United States, Canada, Mexico, Caribbean   6/30/2007
 acessories)(f)
Lifeguard'r' (for swimwear and related products)            Worldwide                                  6/30/2005
Ralph Lauren'r' (for women's swimwear)(g)                   Worldwide                                  6/30/2003

---------

(a) Licensed to Wal-Mart Stores, Inc. for women's sportswear through 2004.

(b)  Licensed to Wal-Mart Stores, Inc. for sportswear through
     2004. The Company also sells swimwear wholesale to Wal-Mart
     Stores, Inc. using the Catalina trademark.

(c)  Licensed in perpetuity from Speedo International, Ltd.

(d)  Licensed in perpetuity from Anne Cole and Anne Cole Design
     Studio.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(e) Includes a renewal option which permits the Company to extend for an additional 10-year term subject to compliance with certain conditions.

(f) License executed in March 2003. The Company expects to begin shipments in the fourth quarter of fiscal 2003.

(g)  Includes related trademarks for Polo Sport Ralph Lauren'r',
     Polo Sport - RLX'r', Lauren/Ralph Lauren'r' and Ralph/Ralph
     Lauren'r' that will not be renewed.

    The Company relies on its portfolio of highly recognized brand names to appeal to a broad range of consumers. The Company's goal is to develop products that address a full range of price points and meet the needs and shopping preferences of male and female consumers in all age groups. The Company believes that its ability to serve multiple domestic and international distribution channels with a diversified portfolio of products under widely recognized brand names at varying price points distinguishes it from many of its competitors and reduces the Company's reliance on any single distribution channel, product, brand or price point.

    In April 2001, the Company hired the turnaround crisis management firm of Alvarez & Marsal, Inc. ('A&M') to advise the Company and evaluate its operations. On June 11, 2001 (the 'Petition Date'), Warnaco and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the 'Bankruptcy Code'). During the course of its reorganization, the Company developed a turnaround plan that focused on three strategies intended to maximize the Company's value: (i) stabilize and improve the operations of the Company's core business units; (ii) pursue the sale or liquidation of certain non-core businesses; and (iii) explore the sale of the Company's main operating units, or the Company as a whole.

    In connection with its reorganization, the Company:

          closed 204 retail stores and terminated the related leases;

          sold non-core business units and assets, including the sale of substantially all of the assets of GJM Manufacturing Ltd. ('GJM'), a private label manufacturer of women's sleepwear, and Penhaligon's Ltd. ('Penhaligon's'), a United Kingdom-based retailer of perfumes, soaps, toiletries and other products;

          replaced certain members of its senior management and recruited new leadership for its business groups; and

          restructured its balance sheet, including reducing its outstanding debt from approximately $2.2 billion as of the Petition Date to approximately $246.4 million as of February 4, 2003.

    On February 4, 2003 (the 'Effective Date'), the Company emerged from Chapter 11 bankruptcy protection and the Company's New Common Stock (as defined below) began trading on the NASDAQ National Stock Market on February 5, 2003 under the symbol 'WRNC'.

BUSINESS STRATEGY

    The Company's strategy is to capitalize on its portfolio of highly-recognized brands, improved post-bankruptcy capital structure and improved operating efficiency and discipline to provide consistent revenue and earnings growth.

    The Company expects to implement its strategy by:

    Maintaining operating discipline with a focus on consumer demand. The Company believes that one of the keys to improving its operating performance is to maintain the operating discipline developed and implemented over the last 15 months. Beginning in December 2001, management instituted monthly operating reviews of the Company's business units to monitor purchasing and production levels, key retailer sell-through and inventory positions, excess and obsolete inventory and the collection of accounts receivable. The Company also developed procedures to monitor and improve management of the Company's working capital, focusing specifically on inventory and accounts receivable. The Company has reduced manufacturing and distribution inefficiencies by manufacturing, sourcing and selling quantities of goods to retailers that retailers are likely to sell and by monitoring the performance of the Company's products at the retail level. The Company believes these practices improve performance at the retail level by minimizing retailers' requests for sales discounts, returns and allowances. The Company believes that this operating discipline has contributed to an improvement in the Company's gross margins (29.5% in Fiscal 2002 versus 17.8% in Fiscal 2001) and liquidity position over the last 15 months.

    Further improving its cost structure. The Company has also improved its operating margins and cost structure by consolidating manufacturing and distribution operations and reducing selling, general and administrative costs. In particular, the Company increased its gross margins from 17.8% in Fiscal 2001 to 29.5% in Fiscal 2002, and reduced its selling, general and administrative costs from $598.2 million in Fiscal 2001 to $411.0 million in Fiscal 2002. The Company has identified opportunities to further improve its cost structure and operating profit through more efficient manufacturing operations and improved product sourcing. The Company is currently in the process of further consolidating its European and North American Intimate Apparel Group manufacturing operations and is expanding its use of third party contractors, particularly in its Intimate Apparel and Swimwear Groups. The Company will continue to assess opportunities to lower product costs and reduce operating expenses.

    Fostering organic growth within its operating units. The Company intends to foster organic growth within its operating units by:

          introducing new products and product extensions;

          entering new channels of distribution; and

          further expanding the international distribution of its brands.

The Company relies on its portfolio of highly recognized brand names to appeal to male and female consumers in all age groups at varying price points. The Company believes that the quality, strength and diversity of its brand portfolio will be the principal factors for achieving this organic growth.

    Capitalizing on licensing and sublicensing opportunities. The Company intends to seek to expand its business and enhance its profitability by licensing additional brands to complement the Company's current product portfolio and licensing or sublicensing existing brands in certain non-core products. For example, the Company recently entered into an exclusive licensing agreement with Nautica Apparel, Inc. ('Nautica'), under which the Company will manufacture, distribute and sell women's fashion swimwear and related products carrying the Nautica'r' brand name in the United States, Canada, Mexico and the Caribbean Islands. To capitalize on the value of its existing brands in non-core products, the Company recently entered into a sublicense agreement with Riviera Trading Inc. ('Riviera') under which Riviera will develop and sell a line of Speedo'r' sunglasses in North America.

    Pursuing potential strategic acquisitions to complement its existing brand portfolio. The Company believes that, over the long-term, attractive opportunities will exist to increase revenues and earnings in its core operating units with acquisitions of complementary product lines and businesses. The Company intends to pursue these opportunities, in a disciplined manner, to the extent they become available. As part of the active management of its brands, the Company will also continue to assess its brand portfolio and may choose to rationalize certain assets over time.

BUSINESS GROUPS

    During Fiscal 2001, the Company operated in three business groups:
(i) Intimate Apparel Group; (ii) Sportswear and Swimwear Group; and
(iii) Retail Stores Group. Commencing in Fiscal 2002, the Company operated in four business groups: (i) Intimate Apparel Group; (ii) Sportswear Group;
(iii) Swimwear Group; and (iv) Retail Stores Group. The Sportswear and Swimwear Groups (previously combined as the Sportswear and Swimwear Group) were separated in Fiscal 2002 to reflect the manner in which management currently evaluates the Company's business. Accordingly, certain financial information contained in this Annual Report on Form 10-K relating to fiscal periods prior to Fiscal 2002 has been restated to correspond with the Company's revised reporting. The Company expects that, because of the retail store closings during Fiscal 2001 and Fiscal 2002, the Retail Stores Group's net revenues will not represent a material portion of the Company's net revenues in fiscal 2003. As a result, beginning in fiscal 2003, the results of operations of the Retail Stores Group will be included with the Company's three wholesale Groups according to the type of product sold. The Company believes that an evaluation of the Company's operating results and the operating results of its groups for the past three years based solely on operating loss is not complete without considering the effect of depreciation and amortization on those results. Since the Petition Date, the Company has sold assets, written down impaired assets, recorded a transitional impairment adjustment for the adoption of SFAS No. 142 and stopped amortizing certain intangible assets that were previously amortized. As a result, depreciation and amortization expense has decreased by approximately $40.3 million in Fiscal 2002 compared to Fiscal 2001 and by approximately $44.7 million compared to Fiscal 2000. For informational purposes, the Company has separately identified the depreciation and amortization components of operating loss in the following table. See Note 6 of Notes to Consolidated Financial Statements. The following table summarizes the Company's and each of its Group's net revenues, Group operating income (loss) before depreciation and amortization ('Group EBITDA') (the Company does not allocate interest expense, income taxes, depreciation, amortization of intangible assets and deferred financing costs, corporate overhead, reorganization items or impairment charges to its operating groups) and operating loss during each of the last three fiscal years:

                                                              FISCAL
                              -----------------------------------------------------------------------
                                       2000                     2001                    2002
                              ----------------------   ----------------------   ---------------------
                                                      (DOLLARS IN THOUSANDS)
                                             % OF                     % OF                     % OF
                                             TOTAL                    TOTAL                   TOTAL
                                             -----                    -----                   -----
NET REVENUES:
    Intimate Apparel........  $  769,326       34.2%   $  594,889       35.6%   $  570,694     38.2%
    Sportswear..............     882,917       39.2%      573,697       34.3%      525,564     35.2%
    Swimwear................     355,199       15.8%      311,802       18.7%      304,994     20.4%
    Retail Stores...........     242,494       10.8%      190,868       11.4%       91,704      6.1%
                              ----------   ---------   ----------   ---------   ----------    -----
                              $2,249,936      100.0%   $1,671,256      100.0%   $1,492,956    100.0%
                              ----------   ---------   ----------   ---------   ----------    -----
                              ----------   ---------   ----------   ---------   ----------    -----

                                           % OF NET                 % OF NET                 % OF NET
                                           REVENUES                 REVENUES                 REVENUES
                                           --------                 --------                 --------
OPERATING LOSS:
    Intimate Apparel........  $ (114,791)     -14.9%   $  (74,378)     -12.5%   $   64,126     11.2%
    Sportswear..............      39,638        4.5%       (5,772)      -1.0%       33,592      6.4%
    Swimwear................      81,323       22.9%       (6,555)      -2.1%       34,124     11.2%
    Retail Stores...........     (22,687)      -9.4%      (13,019)      -6.8%          126      0.1%
                              ----------   ---------   ----------   ---------   ----------    -----
    Group EBITDA............     (16,517)      -0.7%      (99,724)      -6.0%      131,968      8.8%
    Group depreciation......     (46,499)      -2.1%      (42,664)      -2.6%      (35,397)    -2.4%
                              ----------   ---------   ----------   ---------   ----------    -----
    Group operating income
      (loss)................     (63,016)      -2.8%     (142,388)      -8.5%       96,571      6.5%
    Unallocated corporate
      expenses..............    (101,871)      -4.5%     (103,770)      -6.2%      (45,208)    -3.0%
    Corporate depreciation
      and amortization of
      intangibles...........     (55,580)      -2.5%      (55,154)      -3.3%      (22,022)    -1.5%
    Impairment charge.......          --         --      (101,772)      -6.1%           --       --
    Reorganization items....          --         --      (177,791)     -10.6%     (116,682)    -7.8%
                              ----------   ---------   ----------   ---------   ----------    -----
    Operating loss..........  $ (220,467)      -9.8%   $ (580,875)     -34.8%   $  (87,341)    -5.9%
                              ----------   ---------   ----------   ---------   ----------    -----
                              ----------   ---------   ----------   ---------   ----------    -----

    INTIMATE APPAREL

    The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and sleepwear. Net revenues of the Intimate Apparel Group accounted for approximately 38.2% of the

Company's net revenues in Fiscal 2002. The following table sets forth the Intimate Apparel Group's brand names and the apparel price ranges and types:

        BRAND NAME                PRICE RANGE                     TYPE OF APPAREL
        ----------                -----------                     ---------------

Warner's..................  Upper moderate to better          Women's intimate apparel

Olga......................           Better                   Women's intimate apparel

Body by Nancy
  Ganz/Bodyslimmers.......     Better to premium              Women's intimate apparel

Calvin Klein..............     Better to premium      Women's intimate apparel/men's underwear

Lejaby/Rasurel............     Better to premium         Women's intimate apparel, swimwear

    According to The NPD Group, a market research firm ('NPD'), in Fiscal 2002, the Company owned or licensed three of the top ten selling intimate apparel brands in participating U.S. department stores. Warner's, Olga and Calvin Klein were the second, third and ninth leading sellers, respectively, of women's bras in participating U.S. department stores in 2002. The Company's Calvin Klein, Warner's and Olga brands were the third, fourth and ninth leading sellers, respectively, of women's panties in participating U.S. department stores in 2002. Calvin Klein men's underwear was the number two selling brand of men's underwear in participating U.S. department stores in 2002. According to Mercier, a European market research firm, during Fiscal 2001, Lejaby was the number two selling intimate apparel brand in the better to premium category in Western Europe.

    The Warner's, Olga and Lejaby lines consist primarily of bras, panties, daywear and sleepwear. The Calvin Klein women's lines consist primarily of women's underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men's lines consist primarily of men's underwear, briefs, boxers, T-shirts, loungewear and sleepwear. The Body by Nancy Ganz/Bodyslimmers line is primarily a shapewear line. The Rasurel lines consist primarily of swimwear sold in Europe.

    The Intimate Apparel Group targets a broad range of consumers and provides products at a wide range of price-points. The Company's design team strives to design products of a price, quality, fashion and style that meet its customers' demands.

    The Company's Intimate Apparel brands are distributed primarily through department stores, independent retailers and chain stores and, to a lesser extent, specialty stores. The following table sets forth the Intimate Apparel Group's principal distribution channels and customers:

          CHANNELS OF DISTRIBUTION                       CUSTOMERS                         BRANDS
          ------------------------                       ---------                         ------
UNITED STATES
   Department Stores                           Federated Department Stores,    Warner's, Olga, Body by Nancy
                                               The May Company, Saks Fifth     Ganz/Bodyslimmers, Lejaby and
                                               Avenue and Dayton Hudson        Calvin Klein underwear

   Independent Retailers                       Nordstrom, Dillard's, Neiman    Warner's, Olga, Body by Nancy
                                               Marcus and Belk                 Ganz/Bodyslimmers, Lejaby and
                                                                               Calvin Klein underwear

   Chain Stores                                J.C. Penney, Kohl's, Sears and  Warner's, Olga, Body by Nancy
                                               Target                          Ganz/Bodyslimmers and Private
                                                                               Label

CANADA                                         Hudson Bay Company, Zellers,    Warner's, Olga, Body by Nancy
                                               Sears and Wal-Mart              Ganz/Bodyslimmers, Calvin
                                                                               Klein underwear and Lejaby,

MEXICO                                         Wal-Mart, Sears, Liverpool and  Warner's, Olga, Body by Nancy
                                               Palacio de Hierro               Ganz/Bodyslimmers and Calvin
                                                                               Klein underwear

EUROPE                                         Harrods, House of Fraser,       Warner's, Body by Nancy
                                               Galeries Lafayette, Au          Ganz/Bodyslimmers, Lejaby,
                                               Printemps, Karstadt, Kaufhof    Rasurel and Calvin Klein
                                               and El Corte Ingles             underwear

ASIA                                           Distributors                    Calvin Klein underwear

    The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (spring, fall and holiday). Its revenues are generally consistent throughout the year, with approximately 49.8%, 45.8%, and 49.3% of the Intimate Apparel Group's net revenues recorded in the first half of Fiscal 2000, 2001 and 2002, respectively.

    The Intimate Apparel Group has operations in the Americas (United States, Canada, Costa Rica, Honduras and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong). The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

                                        FISCAL 2000            FISCAL 2001            FISCAL 2002
                                      ----------------       ----------------       ----------------
                                                          (DOLLARS IN THOUSANDS)
                                        NET      % OF          NET      % OF          NET      % OF
                                      REVENUES   TOTAL       REVENUES   TOTAL       REVENUES   TOTAL
                                      --------   -----       --------   -----       --------   -----
NET REVENUES:
    United States...................  $512,093    66.6%      $372,149    62.6%      $330,286    57.9%
    International...................   257,233    33.4%       222,740    37.4%       240,408    42.1%
                                      --------   -----       --------   -----       --------   -----
                                      $769,326   100.0%      $594,889   100.0%      $570,694   100.0%
                                      --------   -----       --------   -----       --------   -----
                                      --------   -----       --------   -----       --------   -----

    The Company's intimate apparel products for the Warner's, Olga, Body by Nancy Ganz/Bodyslimmers and Lejaby labels are either manufactured in the Company's facilities in the United States, Costa Rica, Honduras, Mexico and France or sourced from third parties located in Morocco, China and Tunisia. Calvin Klein underwear products are sourced primarily from third parties located in Asia. Sourcing allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by contractors to ensure that they meet the Company's standards.

    As part of the Company's overall business strategies, the Intimate Apparel Group is implementing the following specific strategic initiatives:

          Further improving the cost structure of the Intimate Apparel Group and reducing its manufacturing and product acquisition cost by:

             Consolidating existing manufacturing facilities. The Company is consolidating certain manufacturing operations in North America and Europe.

             Strategically utilizing contractors. The Company intends to use contractors to: (i) facilitate the consolidation of certain manufacturing operations in North America and Europe; (ii) provide the Intimate Apparel Group with greater flexibility in aligning its manufacturing capacity with the changing demands of its customers; and (iii) reduce the Intimate Apparel Group's manufacturing and product acquisition costs.

             Consolidating distribution facilities in Canada. The Company intends to consolidate all of its distribution facilities in Canada to reduce its selling and distribution costs.

          Fostering organic growth of existing businesses by:

             Expanding distribution of its products outside existing geographic territories. For example, the Company believes that there is an opportunity to increase revenues by re-launching the Lejaby brand in the premium priced distribution channel in North America.

             Increasing penetration of its Calvin Klein men's and women's underwear brands in Europe and Asia. For example, in Fiscal 2002, the Company signed new distribution agreements with third parties in China, Korea, Malaysia and Singapore.

             Building its private label business. The Company believes that its design, product manufacturing and sourcing expertise will enable it to build a private label intimate apparel business. The Company believes that these private label programs could provide incremental revenue and profitability and will not directly compete with its existing branded product offerings because the private label products will generally be offered at lower price points and will be sold to customers that do not carry the Company's branded products.

             Introducing products to the mass merchandise channels of distribution. The Company believes that there is an opportunity to develop and introduce new intimate apparel products to the growing chain and mass merchandise market in the United States and to the comparable European mass merchandise channel, the hyper-market channel of distribution.

    SPORTSWEAR

    The Sportswear Group designs, sources and distributes mass market to premium priced men's and women's sportswear. Net revenues of the Sportswear Group accounted for approximately 35.2% of the Company's net revenues in Fiscal 2002. The following table sets forth the Sportswear Group's brand names and the apparel price ranges and types:

             BRAND NAME                  PRICE RANGE               TYPE OF APPAREL
             ----------                  -----------               ---------------
Calvin Klein........................  Better to premium      Men's, women's, junior's and
                                                            children's designer jeanswear,
                                                          khakis and jeans-related products
                                                                and men's accessories

Chaps Ralph Lauren..................   Upper moderate     Men's knit and woven sport shirts,
                                                         sweaters, outerwear, sportswear and
                                                                       bottoms

A.B.S. by Allen Schwartz and related
  brands............................  Better to premium      Women's and junior's casual
                                                                sportswear and dresses

Catalina............................     Mass market         Men's and women's sportswear

White Stag..........................     Mass market     Women's sportswear, including tops,
                                                                bottoms and activewear

    The Sportswear Group benefits from its association with some of the best known and most innovative American fashion designers. According to a Women's Wear Daily survey, the Calvin Klein and Ralph Lauren trademarks were two of the most recognized brand names in the world. Moreover, the Company's A.B.S. by Allen Schwartz line of women's clothing provides the Company with a product offering in the women's premium priced sportswear market.

    The Company licenses the Catalina and White Stag brands on an exclusive basis to Wal-Mart Stores, Inc. ('Wal-Mart') for women's sportswear and White Stag is the number one selling women's sportswear brand in Wal-Mart. The Company designs product and receives royalty payments on sales by Wal-Mart. The Company also assists Wal-Mart in sourcing products under the White Stag brand.

    The Calvin Klein line includes men's and women's jeans and jeans-related products, including khakis, knits and woven tops and shirts. Chaps Ralph Lauren is a main-floor brand, offering a moderately priced men's sportswear line providing a more casual product offering to the consumer. Catalina and White Stag are women's mass market sportswear lines with a full range of products. The Catalina and White Stag lines include women's sportswear, including tops, bottoms and activewear. The A.B.S. by Allen Schwartz line is a women's and junior's better to premium sportswear line.

    The Sportswear Group's products are distributed primarily through department stores, independent retailers, membership clubs and mass merchandisers and, to a lesser extent, specialty stores. The following table sets forth the Sportswear Group's principal distribution channels and customers:

          CHANNELS OF DISTRIBUTION                      CUSTOMERS                     BRANDS
          ------------------------                      ---------                     ------
UNITED STATES
    Department Stores                          Federated Department         Calvin Klein jeans, Chaps
                                               Stores, The May Company,     Ralph Lauren and A.B.S. by
                                               Saks Fifth Avenue and        Allen Schwartz
                                               Dayton Hudson

    Independent Retailers                      Nordstrom, Dillard's,        Calvin Klein jeans, Chaps
                                               Neiman Marcus and Belk       Ralph Lauren and A.B.S. by
                                                                            Allen Schwartz

    Other                                      Military                     Chaps Ralph Lauren and
                                                                            Calvin Klein jeans

    Membership Clubs                           Costco and Sam's Club        Calvin Klein jeans

    Mass Merchandisers                         Wal-Mart                     Catalina/White Stag
                                                                            (licensed)

CANADA                                         Hudson Bay Company,          Calvin Klein jeans and
                                               Zellers, Sears and Wal-Mart  Chaps Ralph Lauren

MEXICO                                         Wal-Mart, Sears and          Calvin Klein jeans and
                                               Liverpool, Palacio de        Chaps Ralph Lauren
                                               Hierro

    The Sportswear Group generally markets its products for four retail selling seasons (spring, summer, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and to coincide with the appropriate selling season. Approximately 49.6%, 44.8% and 45.0% of the Sportswear Group's net revenues were recorded in the first half of fiscal 2000, 2001 and 2002, respectively.

    The Sportswear Group has operations in the United States, Canada and Mexico. The following table sets forth the domestic and international net revenues of the Sportswear Group:

                                FISCAL 2000            FISCAL 2001            FISCAL 2002
                              ----------------       ----------------       ----------------
                                NET      % OF          NET      % OF          NET      % OF
                              REVENUES   TOTAL       REVENUES   TOTAL       REVENUES   TOTAL
                              --------   -----       --------   -----       --------   -----
                                                  (DOLLARS IN THOUSANDS)
NET REVENUES:
    United States...........  $823,064    93.2%      $512,776    89.4%      $472,214    89.8%
    International...........    59,853     6.8%        60,921    10.6%        53,350    10.2%
                              --------   -----       --------   -----       --------   -----
                              $882,917   100.0%      $573,697   100.0%      $525,564   100.0%
                              --------   -----       --------   -----       --------   -----
                              --------   -----       --------   -----       --------   -----

    The Sportswear Group's products are primarily sourced from third party contractors in the United States, Mexico and Asia.

    As part of the Company's overall business strategies, the Sportswear Group is implementing the following specific strategic initiatives:

          Further improving the cost structure of the Sportswear Group and reducing its manufacturing and product acquisition cost by:

             Reducing product cost. The Sportswear Group seeks to reduce the costs of its products by increasing the use of competitive sourcing. With the shutdown of the domestic Calvin Klein jeans manufacturing facilities in Fiscal 2002, the Company now sources all of the Sportswear Group's products from third party vendors.

             Reducing its selling and distribution costs. The Sportswear Group seeks to reduce its selling and distribution costs by consolidating certain distribution operations in the United States and Canada.

          Fostering organic growth of the Sportswear Group's business by:

             Exploring product extensions and new channels of distribution. The Company recently introduced a men's sportswear line under the Allen B'r' trademark and is exploring the introduction of secondary brands for women's sportswear to new channels of distribution.

             Exploring potential sublicensing opportunities. The Company holds the rights to distribute children's jeans and jeans-related apparel under the Calvin Klein label. The Company does not believe that children's apparel is a core business and is seeking to sublicense to a third party the right to sell Calvin Klein children's products, which could provide incremental royalty income for the Company.

    SWIMWEAR GROUP

    The Swimwear Group designs, manufactures, sources and sells mass market to premium priced swimwear, fitness apparel, swim accessories and related products. Net revenues of the Swimwear Group accounted for approximately 20.4% of the Company's net revenues in Fiscal 2002. The following table sets forth the Swimwear Group's brand names and the apparel price ranges and types:

        BRAND NAME                PRICE RANGE                     TYPE OF APPAREL
        ----------                -----------                     ---------------
Speedo/Speedo Authentic              Better            Men's and women's competitive swimwear
  Fitness.................                            and swim accessories, men's swimwear and
                                                       coordinating T-shirts, women's fitness
                                                         swimwear, Speedo Authentic Fitness
                                                         activewear and children's swimwear

Anne Cole.................     Better to premium                  Women's swimwear

Cole of California........  Upper moderate to better              Women's swimwear

Sunset Beach..............  Upper moderate to better             Junior's swimwear

Sandcastle................  Upper moderate to better              Women's swimwear

Catalina/White Stag.......        Mass market                Men's and women's swimwear

Lifeguard.................  Upper moderate to better       Swimwear and related products

Nautica...................  Upper moderate to better      Women's swimwear, beachwear and
                                                                    accessories

Ralph Lauren(a)...........     Better to premium                  Women's swimwear

---------

(a)  Includes related trademarks for Polo Sport Ralph Lauren'r',
     Polo Sport-RLX'r', Lauren/Ralph Lauren'r' and Ralph/Ralph
     Lauren'r' that will not be renewed.

    Speedo is the pre-eminent competitive swimwear brand in the world and innovations by the Swimwear Group and its licensor, Speedo International, Ltd. have led and continue to lead the competitive swimwear industry. For example, a Speedo product innovation was the development of the Speedo Fastskin suit (developed by the Swimwear Group and its licensor, Speedo International, Ltd.) which was introduced in 2000 and mimics shark skin for maximum speed. Eighty-four percent of current world champions and over 90 percent of the medal winners at the 2001 USA Swimming National Championships raced in Fastskin suits. Speedo competitive swimwear is primarily distributed through sporting goods stores and swim specialty shops. Competitive swimwear accounted for approximately 10.0% of the Swimwear Group's net revenues in Fiscal 2002.

    The Swimwear Group leverages the performance image of the Speedo competitive swimwear brand to market its Speedo Authentic Fitness active and fitness apparel. The Company also capitalizes on this image in marketing its Speedo brand fitness and fashion swimwear for both men and women by incorporating performance elements in these more fashion oriented products. Speedo fitness and fashion swimwear, Speedo swimwear for children and Speedo/Speedo Authentic Fitness active apparel are distributed through department and specialty stores, independent retailers, chain stores, sporting goods stores, catalog retailers and membership clubs. Speedo fashion swimwear, active apparel and related products accounted for approximately 32.1% of the Swimwear Group's net revenues in Fiscal 2002.

    Speedo accessories, including swim goggles, water shoes, water-based fitness products, water toys, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately 21.6% of the Swimwear Group's net revenues in Fiscal 2002.

    The Swimwear Group's Designer Swimwear business unit designs, manufactures, sources and sells a broad range of fashion swimwear and beachwear for juniors and women. Designer Swimwear products are distributed through all channels of distribution in the United States and Canada including department stores, independent retailers, chain stores, membership clubs, mass merchandisers and swim specialty shops. Designer Swimwear accounted for approximately 36.3% of the Swimwear Group's net revenues in Fiscal 2002.

    The Swimwear Group's products are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers and swim specialty stores.

    The following table sets forth the Swimwear Group's principal distribution channels and customers:

         CHANNELS OF DISTRIBUTION                     CUSTOMERS                        BRANDS
         ------------------------                     ---------                        ------
    UNITED STATES
    Department Stores                       Federated Department Stores,   Speedo fitness and active
                                            The May Company, Saks Fifth    apparel, Anne Cole, Cole of
                                            Avenue and Dayton Hudson       California, Sandcastle and
                                                                           Sunset Beach

    Independent Retailers                   Nordstrom, Dillard's, Neiman   Anne Cole and Speedo fitness
                                            Marcus and Belk                and active apparel

    Chain Stores                            J.C. Penney, Kohl's, Sears     Speedo accessories and fitness
                                            and Target                     and active apparel and private
                                                                           label

    Other                                   Military, Victoria's Secret    Speedo performance, fitness and
                                            Catalog and The Sports         active apparel and accessories,
                                            Authority                      Anne Cole and private label

    Membership Clubs                        Costco and Sam's Club          Speedo fitness and active
                                                                           apparel and accessories

    Mass Merchandisers                      Wal-Mart                       Catalina/White Stag (wholesale
                                                                           basis)

    CANADA                                  Hudson Bay Company, Zellers,   Speedo fitness and active
                                            Sears and Wal-Mart             apparel and accessories

    MEXICO                                  Wal-Mart, Sears, Liverpool,    Speedo fitness and active
                                            and Palacio de Hierro          apparel and accessories

    The Swimwear Group generally markets its products for three retail selling seasons (spring, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and to coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 76.5%, 78.1% and 71.2% of the Swimwear Group's net revenues were recorded in the first halves of Fiscal 2000, 2001 and 2002, respectively.

    The Swimwear Group has operations in the United States, Mexico and Canada. The following table sets forth the domestic and international net revenues of the Swimwear Group:

                                        FISCAL 2000         FISCAL 2001         FISCAL 2002
                                     -----------------   -----------------   -----------------
                                       NET       % OF      NET       % OF      NET       % OF
                                     REVENUES   TOTAL    REVENUES   TOTAL    REVENUES   TOTAL
                                     --------   -----    --------   -----    --------   -----
                                                      (DOLLARS IN THOUSANDS)
NET REVENUES:
    United States..................  $340,286    95.8%   $297,174    95.3%   $291,032    95.4%
    International..................    14,913     4.2%     14,628     4.7%     13,962     4.6%
                                     --------   ------   --------   ------   --------   ------
                                     $355,199   100.0%   $311,802   100.0%   $304,994   100.0%
                                     --------   ------   --------   ------   --------   ------
                                     --------   ------   --------   ------   --------   ------

    The Swimwear Group's products are manufactured in the Company's facilities in Mexico and are sourced from third party contractors in the United States, Mexico and Asia.

    As part of the Company's overall business strategies, the Swimwear Group has developed the following specific strategic initiatives:

          Further improving the cost structure of the Swimwear Group and reducing its manufacturing and product acquisition cost by reducing manufacturing costs. The Swimwear Group intends to reduce manufacturing costs through more efficient plant capacity utilization, further cost cutting initiatives and enhancements to its manufacturing planning and material requirements planning software and practices.

          Fostering organic growth of the Swimwear Group's business
          by:

             Expanding distribution channels for its existing products to new customers in new retail segments. The Swimwear Group seeks to market Speedo accessories (such as swim goggles and water toys for children) in grocery and drug store chains, market its electronic products (such as Speedo timing watches and underwater radios) in electronics stores, expand the department store distribution of its fashion swimwear lines and expand the distribution of Speedo outerwear and fleece products.

             Developing new products. The Company believes that the Speedo brand can be further expanded to move Speedo 'out of the water' through product offerings in classifications such as fitness-related active sportswear.

             Entering into new licensing agreements. In March 2003, the Company entered into a license agreement with Nautica to manufacture, distribute and sell women's fashion swimwear. The Nautica brand adds to the Company's fashion swimwear product portfolio.

             Capitalizing on sublicensing opportunities. The Company believes that the Speedo brand offers opportunities for sublicenses that can generate royalty income. For example, the Swimwear Group recently entered into a sublicense for the distribution of Speedo sunglasses with Riviera. The Company believes that further sublicense opportunities exist in swim and active-related consumer products.

    RETAIL STORES

    Through January 4, 2003, the Company's Retail Stores Group was comprised of both outlet and full price retail stores. As of January 5, 2002, the Company operated 95 Speedo Authentic Fitness retail stores, 86 domestic and international outlet retail stores and 16 full price Calvin Klein retail stores. During Fiscal 2002, the Company sold the assets of and closed all of its domestic outlet retail stores. During Fiscal 2002, the Company also closed 47 Speedo Authentic Fitness full price retail stores. The Company closed three additional Speedo Authentic Fitness full price retail stores in January 2003. The closing of the Company's domestic outlet retail stores and the sale of the related inventory generated approximately $23.2 million of net proceeds through January 4, 2003. The Company does not intend to operate any domestic outlet retail stores in 2003. The Company continues to operate two outlet retail stores in Canada; 13 outlet retail stores in Europe; 45 Speedo Authentic Fitness full price retail stores in North America; five Calvin Klein underwear full price retail stores in Europe; and 11 full price Calvin Klein underwear retail stores in Asia.

    The following table sets forth the domestic and international net revenues of the Retail Stores Group:

                                        FISCAL 2000         FISCAL 2001         FISCAL 2002
                                     -----------------   -----------------   -----------------
                                       NET       % OF      NET       % OF      NET       % OF
                                     REVENUES   TOTAL    REVENUES   TOTAL    REVENUES   TOTAL
                                     --------   -----    --------   -----    --------   -----
                                                      (DOLLARS IN THOUSANDS)
NET REVENUES:
    United States..................  $213,407    88.0%   $160,621    84.2%   $ 74,174    80.9%
    International..................    29,087    12.0%     30,247    15.8%     17,530    19.1%
                                     --------   ------   --------   ------   --------   ------
                                     $242,494   100.0%   $190,868   100.0%   $ 91,704   100.0%
                                     --------   ------   --------   ------   --------   ------
                                     --------   ------   --------   ------   --------   ------

    Net revenues of the Company's retail operations accounted for approximately 6.1% of the Company's net revenues in Fiscal 2002 and are expected to account for approximately 3% of the Company's net revenues in fiscal 2003. As a result, beginning in fiscal 2003, the results of operations of the Retail Stores Group will be allocated among the Company's Intimate Apparel, Sportswear and Swimwear Groups according to the type of product sold.

CUSTOMERS

    The Company's products are widely distributed to department and specialty stores, independent retailers, chain stores, membership clubs and mass merchandise stores in North America and Europe. One customer, Federated Department Stores, Inc., accounted for 10.5% of the Company's net revenues in Fiscal 2002, and the Company's top 10 customers accounted for approximately 51.9% of the Company's net revenues in Fiscal 2002. No customer accounted for 10% or more of the Company's net revenues in either Fiscal 2000 or Fiscal 2001.

    The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company utilizes focus groups, market research and in-house and licensor design staffs to align its brands with the preferences of consumers. The Company believes that this strategy reduces its reliance on any single distribution channel and allows the Company to market products with designs and features that appeal to a wide range of consumers at varying price points.

ADVERTISING AND PROMOTION

    The Company devotes significant resources to advertising and promoting its various brands. The goal of the Company's advertising and promotional program is to increase consumer awareness of the Company's products with the retail consumer and, consequently, to increase consumer demand.

    Total advertising and promotion expense was approximately $141.3 million, or 6.3% of net revenues, in Fiscal 2000, compared with $138.4 million, or 8.3% of net revenues, in Fiscal 2001, and $108.1 million, or 7.2% of net revenues, in Fiscal 2002. The Company focuses its advertising and promotional spending on brand and/or product specific advertising, primarily through point of sale product displays, visuals and individual in-store promotions. Some of the Company's brands also advertise in national print publications. The Company's Swimwear Group sponsors a number of world-class swimmers, divers, volleyball players and triathletes that wear the Company's products in competition and participate in various promotional activities on behalf of the Speedo brand.

    The Company participates in cooperative advertising programs with many of its domestic customers, reimbursing customers for a portion of the cost incurred by the customer in placing print advertising featuring the Company's products.

    The Company's licenses to use the Calvin Klein, Nautica and Chaps Ralph Lauren trademarks include provisions requiring the Company to spend a specified percentage (ranging from 2% to 3%) of revenues on advertising and promotion related to the licensed products. The Company also benefits from general advertising campaigns conducted by its licensors. Though some of these advertising campaigns do not focus specifically on the Company's licensed products and often include the products of other licensees in addition to those of the Company, the Company benefits from the general brand recognition that these campaigns generate.

SALES

    The Company's wholesale customers are served by over 300 salaried and commissioned sales representatives, who are generally assigned to specific brands and products. The Company also employs sales coordinators who assist the Company's customers in presenting the Company's products effectively and in educating consumers about the Company's various products. In addition, the Company has customer service departments for each business unit that assist the Company's sales representatives and customers in tracking goods available for sale, determining order and shipping lead times and tracking the status of open orders.

    The Company utilizes Electronic Data Interchange ('EDI') programs wherever possible, which permit the Company to receive purchase orders electronically from customers and, in some cases, to transmit invoices electronically to customers. EDI helps the Company ensure that its customers receive the Company's products in a timely and efficient manner.

DISTRIBUTION

    The Company distributes its products to its wholesale customers and its retail stores from its various distribution facilities located in the United States (five facilities including one third party logistics facility), Mexico (one facility), Canada (three facilities) and the Netherlands (one facility managed through a joint venture). Several of the Company's facilities are shared by more than one of the Company's business units and/or operating segments. The Company currently subcontracts the distribution and logistics of its Calvin Klein jeans operation in the United States pursuant to an agreement which expires in December 2003. The Company expects to either extend the contract or consolidate its Calvin Klein jeans distribution in other facilities. The Company owns one of its distribution facilities and leases all of its other distribution facilities, other than the joint venture and sub-contracted facilities. The Company expects to consolidate its three Canadian distribution operations in one facility in the fourth quarter of fiscal 2003 in order to improve operating efficiency.

RAW MATERIALS

    The Company's raw materials are principally cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are available from multiple sources. The Company has not experienced any material shortage of raw materials.

TRADEMARKS AND LICENSING AGREEMENTS

    The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned or licensed in perpetuity. The Company's core brands have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Warner's and Olga brands have been in existence for 130 and 63 years, respectively, Speedo has been in existence for 75 years, Lejaby has been in existence for over 50 years and Calvin Klein has been in existence for over 25 years. Warner's, Olga and Calvin Klein were three of the top ten selling intimate apparel brands in U.S. department and specialty stores in Fiscal 2002 and the Company believes Speedo is the dominant competitive swimwear brand in the United States.

    The following table summarizes the Company's principal trademarks and license agreements:

OWNED TRADEMARKS
---------------------------------------------------
Warner's
Olga
Body by Nancy Ganz/Bodyslimmers
Lejaby
Rasurel
Calvin Klein (beneficially owned for men's and
 women's underwear, loungewear and sleepwear)
White Stag (a)
Catalina (b)
A.B.S. by Allen Schwartz and related trademarks
Cole of California
Sunset Beach
Sandcastle

                                                  (table continued on next page)

(table continued from previous page)

TRADEMARKS LICENSED IN PERPETUITY                       TERRITORY
------------------------------------------------------  ----------------------------------------
Speedo/Speedo Authentic Fitness (c)                     United States, Canada, Mexico, Caribbean
Anne Cole (for swimwear and sportswear)(d)              Worldwide

TRADEMARKS LICENSED FOR A TERM                          TERRITORY                                 EXPIRES
------------------------------------------------------  ----------------------------------------  -----------
Calvin Klein (for jeans and jeans-related products)(e)  North, South and Central America          12/31/2044
Chaps Ralph Lauren (for men's sportswear)               United States, Canada, Mexico             12/31/2008
Nautica (for women's swimwear, beachwear and            United States, Canada, Mexico, Caribbean   6/30/2007
 acessories)(f)
Lifeguard (for swimwear and related products)           Worldwide                                  6/30/2005
Ralph Lauren (for women's swimwear)(g)                  Worldwide                                  6/30/2003

---------

(a) Licensed to Wal-Mart Stores, Inc. for women's sportswear through 2004.

(b)  Licensed to Wal-Mart Stores, Inc. for sportswear through
     2004. The Company also sells swimwear wholesale to Wal-Mart
     Stores, Inc. using the Catalina trademark.

(c)  Licensed in perpetuity from Speedo International, Ltd.

(d)  Licensed in perpetuity from Anne Cole and Anne Cole Design
     Studio.

(e) Includes a renewal option which permits the Company to extend for an additional 10-year term subject to compliance with certain conditions.

(f) License executed in March 2003. The Company expects to begin shipments in the fourth quarter of fiscal 2003.

(g)  Includes related trademarks for Polo Sport Ralph Lauren,
     Polo Sport - RLX, Lauren/Ralph Lauren and Ralph/Ralph Lauren that will not be renewed.

    The Company regards its intellectual property in general, and in particular its owned trademarks and licenses, as its most valuable assets. The Company believes the trademarks and licenses have substantial value in the marketing of its products. The Company protects its trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries where the Company's products are manufactured and sold. The Company works vigorously to enforce and protect its trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating the Company's trademarks and initiating litigation as necessary. The Company also works with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

    Although the specific terms of each of the Company's license agreements vary, generally the agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. The license agreements generally also grant the licensor the right to approve any designs marketed by the Company.

    The Company licenses the White Stag and Catalina brand names to Wal-Mart for sportswear and other products. The agreements require the licensee to pay royalties and fees to the Company. The license with Wal-Mart for the use of the White Stag and Catalina names expires on December 31, 2004. The Company, on an ongoing basis, evaluates entering into distribution or license agreements with other companies that would permit those companies to market products under the Company's trademarks. In evaluating a potential distributor or licensee, the Company generally considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee. Royalty income derived from licensing was approximately $14.1 million, $16.1 million and $16.5 million in Fiscal 2002, 2001 and 2000, respectively.

    The Company has license agreements in perpetuity with Speedo International, Ltd. which permit the Company to design, manufacture and market certain men's, women's and children's apparel including swimwear, sportswear and a wide variety of other products using the Speedo trademark and certain other trademarks, including Speedo, Surf Walker'r' and Speedo Authentic Fitness. The Company's license to use the Speedo and other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States, its territories and possessions, Canada, Mexico and the Caribbean. The agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated with respect to a particular territory in the event the Company does not pay royalties or abandons the trademark in such territory. Moreover, the license agreements may be terminated in the event the Company manufactures, or is controlled by a company that manufactures, racing/competitive swimwear, swimwear caps or swimwear accessories under a different trademark, as specifically defined in the license agreements. The Company generally may sublicense the Speedo trademark within the geographic regions covered by the licenses. Speedo International, Ltd. retains the right to use or license its brand names in other jurisdictions and actively uses or licenses the brand names throughout the world outside of the Company's licensed territory.

    In 1992, the Company entered into an agreement with Speedo Holdings B.V. and its successor, Speedo International, Ltd., granting certain additional irrevocable rights to the Company relating to the use of the Authentic Fitness name and service mark, which rights are in addition to the rights under the license agreements with Speedo International, Ltd.

    The Company has an exclusive worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the license agreement, the Company has the right to use, in perpetuity, the Anne Cole trademark for women's swimwear, activewear and beachwear and children's swimwear, subject to certain terms and conditions. Under the license agreement, the Company is required to pay certain minimum guaranteed annual royalties, to be credited against earned royalties, based on a percentage of net sales. Anne Cole and Anne Cole Design Studio Ltd. have the right to approve products bearing the licensed trademark, as set forth in the license.

    The Company has a license to develop, manufacture and market designer jeanswear and jeans-related products under the Calvin Klein trademark in North, South and Central America. The initial term of the license expires on December 31, 2034 and is extendable by the Company for a further 10-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the United States, Mexico and Canada. The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories expires on June 30, 2004. The Company does not expect to extend this license agreement.

    All of the Calvin Klein trademarks (including all variations and formatives thereof) (the 'Calvin Klein Trademarks') for all products and services are owned by the Calvin Klein Trademark Trust (the 'Trust'). The Trust is co-owned by Calvin Klein, Inc. and Warnaco Inc. The Class B and C Series Estates of the Trust correspond to the Calvin Klein Trademarks for men's, women's and children's underwear, intimate apparel and sleepwear, and are owned by Warnaco Inc. Accordingly, as owner of the Series B and C Estate Shares of the Trust corresponding to these products categories, Warnaco Inc. is the beneficial owner of the Calvin Klein Trademarks for men's, women's and children's underwear, intimate apparel, loungewear and sleepwear throughout the entire world.

    The Company has exclusive license and design agreements for the Chaps Ralph Lauren trademark that expire on December 31, 2008 in the United States and December 31, 2013 in Canada (subject to extension of the U.S. agreements past
2008). These licenses grant the Company an exclusive right to use the Chaps Ralph Lauren trademark in the United States, Canada and Mexico. The license and design agreements do not contain further renewal options.

    In March 2003, the Swimwear Group entered into a license agreement with Nautica. Under the license agreement, the Company has the exclusive right to manufacture, distribute and sell Nautica women's swimwear and related products in the United States, Canada, Mexico and the Caribbean Islands for an initial term of four years. The license agreement may be renewed at the Company's option for two additional years if the Company achieves certain sales targets.

    In July 1995, the Swimwear Group entered into a license agreement with Lifeguard Licensing Corp. Under the license agreement, the Company has the exclusive right to manufacture, source, sublicense, distribute, promote and advertise Lifeguard apparel worldwide and the non-exclusive right to manufacture, source, sublicense, distribute, promote and advertise certain sporting accessories (other than sunglasses, watches and soap). The initial term of the license agreement was five years expiring on June 30, 2000. The agreement has been renewed through June 30, 2005.

    In February 1998, the Company entered into an exclusive worldwide license agreement with the Polo/Lauren Company, L.P. and PRL USA, Inc. and a design services agreement with Polo/Ralph Lauren Corporation for Ralph Lauren, Polo Sport Ralph Lauren and Polo Sport-RLX brand swimwear for women and girls. Under the terms of the license agreement, the Company produces and markets swimsuits, bathing suits and coordinating cover-ups, tops and bottoms for women and girls. Shipments under this license agreement began in January 1999. Effective January 1, 2001 the Lauren/Ralph Lauren and Ralph/Ralph Lauren marks were added to the license. These agreements expire June 30, 2003 and will not be renewed.

    Some of the Company's license agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all. See Risk Factors.

COMPETITION

    The apparel industry is highly competitive. The Company competes with many domestic and foreign apparel manufacturers, some of which are larger and more diversified and have greater financial and other resources than the Company. In addition to competition from other branded apparel manufacturers, the Company competes in certain product lines with department and specialty store private label programs. The Company also competes with both domestic and foreign manufacturers.

    The Company offers a diversified portfolio of brands across a wide range of price points in many channels of distribution in an effort to appeal to all consumers. The Company competes on the basis of product quality, brand recognition, price, product differentiation, marketing and advertising, customer service and other factors. Although some of the Company's competitors have greater sales, the Company does not believe that any single competitor dominates any channel in which the Company operates. The Company believes that its ability to serve multiple distribution channels with a diversified portfolio of products under widely recognized brand names distinguishes it from many of its competitors.

GOVERNMENT REGULATIONS

    The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. The Company's international businesses are subject to similar regulations in the countries where they operate. The Company believes that it is in compliance in all material respects with all applicable governmental regulations.

    The Company's operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization (the 'WTO'). Generally, these trade agreements benefit the Company's business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect the Company's business, such as limiting the countries from which the Company can purchase raw materials and setting quotas on products that may be imported from a particular country. The Company monitors trade-related matters pending with the United States government for potential positive or negative effects on the Company's operations.

EMPLOYEES

    As of January 4, 2003, the Company employed 13,536 employees. Approximately 4% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, are represented by labor unions. The Company considers labor relations with employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements. During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate its European manufacturing operations and to restructure other manufacturing, sales and administrative operations. The total cost of the consolidation is expected to be approximately $12.0 to $15.0 million. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKLOG

    Open orders for shipments by the Company's Swimwear Group totaled approximately $153.7 million and $213.1 million as of January 5, 2002 and January 4, 2003, respectively. A substantial portion of net revenues of the Company's other businesses is based on orders for immediate delivery and therefore backlog is not necessarily indicative of future net revenues.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

    On the Petition Date, Warnaco, 36 of its 37 U.S. subsidiaries and Warnaco of Canada Company (collectively, the 'Debtors') filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively, the 'Chapter 11 Cases'). The remainder of the Company's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

    On June 11, 2001, the Company entered into a Debtor-in-Possession Financing Agreement ('DIP') with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375.0 million. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600.0 million. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, certain extensions were granted under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002 (the DIP, subsequent to such extensions and amendments, is referred to as the 'Amended DIP'). The amendments and extensions, among other things, amended certain definitions and covenants, permitted the sale of certain of the Company's assets and businesses, extended certain deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduced the size of the facility to reflect the Debtor's revised business plan. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325.0 million. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275.0 million. The Amended DIP terminated on the Effective Date. Borrowing under the Amended DIP totaled $155.9 million on January 5, 2002. All amounts borrowed under the Amended DIP were repaid by June 30, 2002. On November 9, 2002, the Debtors filed the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the 'Plan').

    On January 16, 2003, the Bankruptcy Court entered its (i) Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the 'Confirmation Order').

    In accordance with the provisions of the Plan and the Confirmation Order, the Plan became effective on February 4, 2003 and the Company entered into the $275.0 million Senior Secured Revolving Credit Facility (the 'Exit Financing Facility'). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Borrowings under the Exit Financing Facility bear interest at Citibank's base rate plus 1.50% or at the London Interbank Offered Rate ('LIBOR') plus 2.50%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.50% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level, a leverage ratio below a maximum level and limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends and prohibit the Company from incurring material additional indebtedness. Initial borrowings under the Exit Financing Facility were $39.2 million. The Exit Financing Facility is secured by substantially all of the domestic assets of the Company. As of March 18, 2003 the Company had $76.0 million of outstanding borrowings and $58.5 million of standby and documentary letters of credit resulting in approximately $140.5 million of additional credit available, under the Exit Financing Facility. The Exit Financing Facility replaced the Amended DIP.

    Set forth below is a summary of certain material provisions of the Plan. Among other things, as described below, the Plan resulted in the cancellation of the Company's Class A Common Stock, par value $0.01 per share (the 'Old Common Stock'), issued prior to the Petition Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Plan. The Company, as reorganized under the Plan, issued 45,000,000 shares of common stock, par value $0.01 per share (the 'New Common Stock'), which was distributed to pre-petition creditors as specified below. In addition, 5,000,000 shares of New Common Stock of the Company were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 Management Incentive Plan, the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value on the date of grant. The Plan also provided for the issuance by the Company of $200.9 million of New Warnaco Second Lien Notes due 2008 (the 'Second Lien Notes') to pre-petition creditors and others as described below, secured by a second priority security interest in substantially all of the Debtors' U.S. assets and guaranteed by the Company and its domestic subsidiaries.

    The following is a summary of distributions pursuant to the Plan:

        (i) the Old Common Stock, including all stock options and restricted shares, was extinguished and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

        (ii) general unsecured claimants will receive approximately 2.55% (1,147,050 shares) of the New Common Stock, which the Company expects to distribute in the second quarter of fiscal 2003;

        (iii) the Company's pre-petition secured lenders received their pro-rata share of approximately $106.1 million in cash, Second Lien Notes in the principal amount of $200.0 million and approximately 96.26% (43,318,350 shares) of the New Common Stock;

        (iv) holders of claims arising from or related to certain preferred securities received approximately 0.60% of the New Common Stock (268,200 shares);

        (v) pursuant to the terms of his employment agreement, as modified by the Plan, Antonio C. Alvarez II, the President and Chief Executive Officer of the Company, received an incentive bonus consisting of approximately $1.950 million in cash, Second Lien Notes in the principal amount of approximately $0.942 million and approximately 0.59% of the New Common Stock (266,400 shares); and

        (vi) in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

    Reorganization and administrative expenses related to the Chapter 11 Cases have been separately identified in the consolidated statement of operations as reorganization items through January 4, 2003. The Company expects to recognize additional reorganization items in fiscal 2003.

ASSET SALES

    During the course of the Chapter 11 Cases, the Company obtained Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. Management evaluated the Company's operations and identified assets for potential disposition. From the Petition Date through January 4, 2003, the Company sold certain personal property, certain owned buildings and land and other assets, including certain inventory associated with the Company's domestic outlet retail stores, generating net proceeds of approximately $36.3 million of which approximately $30.0 million was generated during Fiscal 2002 (collectively, the 'Asset Sales').

    The Asset Sales did not result in a material gain or loss since the Company had previously written-down assets identified for potential disposition to their estimated net realizable value. Substantially all of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended DIP or provide collateral for outstanding trade and standby letters of credit. In Fiscal 2002, the Company closed all of its domestic outlet retail stores. The closing of the outlet retail stores and the related sale of inventory at approximately net book value generated approximately $23.2 million of net proceeds through January 4, 2003, which were used to reduce amounts outstanding under the Amended DIP or to provide collateral for outstanding trade letters of credit.

    In addition, during the first quarter of Fiscal 2002, the Company sold the business and substantially all of the assets of GJM and Penhaligon's. The sales of GJM and Penhaligon's generated aggregate net proceeds of approximately $20.5 million and an aggregate net loss of approximately $2.9 million. Proceeds from the sale of GJM and Penhaligon's were used to: (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which were not part of the Chapter 11 Cases (approximately $4.8 million); (ii) reduce amounts outstanding under the Amended DIP (approximately $4.2 million);
(iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders (approximately $9.8 million); and
(iv) create an escrow fund (subsequently returned to the Company in February
2003) for the benefit of the purchasers of GJM and Penhaligon's for potential indemnification claims and for any working capital valuation adjustments (approximately $1.7 million). In September 2002, the Company sold other assets generating approximately $0.2 million of net proceeds and a loss on the sale of approximately $1.4 million.

    As part of the active management of its brands, the Company will continue to assess its brand portfolio and may choose to divest certain other assets over time.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

    The Company has operations in the Americas (Canada, Mexico, Costa Rica and Honduras), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong and Singapore), which engage in sales, manufacturing and/or marketing activities. International operations generated $357.7 million, or 15.9% of the Company's net revenues, in Fiscal 2000 compared with $328.4 million, or 19.6% of the Company's net revenues, in Fiscal 2001 and $325.3 million, or 21.8% of the Company's net revenues, in Fiscal 2002. Export sales are not significant. See Note 6 of Notes to Consolidated Financial Statements.

    The movement of foreign currency exchange rates influence the Company's results of operations. With the exception of the fluctuation in the rates of exchange of the local currencies in which the Company's subsidiaries in Canada, Western Europe and Hong Kong conduct their business, the Company does not believe that its operations in Canada, Western Europe or Hong Kong are subject to risks that are significantly different from those of the Company's domestic operations. See Risk Factors. Mexico historically has been subject to high rates of inflation and currency restrictions that may, from time to time, adversely affect the Company's Mexican operation. However, fluctuation of the Peso against the United States dollar is not expected to have a material effect on the Company's consolidated financial position or results of operations.

    The Company has manufacturing facilities in Costa Rica, Honduras, Mexico and France. The Company has warehousing facilities in Canada, Mexico, France and the Netherlands (through a joint venture). The Intimate Apparel and Swimwear Groups operate manufacturing facilities in Costa Rica, Honduras and Mexico pursuant to duty-advantaged (commonly referred to as 'Item 807') programs. Substantially all of the Company's Warner's, Olga and Body by Nancy Ganz/Bodyslimmers products are manufactured in the Company's facilities in Honduras. A sustained loss of production from these facilities could have an adverse effect on the Company's ability to deliver these products to its customers. The Company maintains insurance policies designed to substantially mitigate the financial effects of any disruption in the Company's sources of supply. The Company believes that there is ample production capacity available to it worldwide to offset any loss in its Honduran production within three months. See Risk Factors. The Company has many potential sources of manufacturing, and, except with respect to the facility in Honduras, a disruption at any one facility would not have a material adverse effect upon the Company.

    The majority of the Company's purchases which are imported into the United States are invoiced in United States dollars or Hong Kong dollars (which currently fluctuate in tandem with the United States dollar) and, therefore, are not subject to currency fluctuations.

    Substantially all of the Company's products are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the United States Department of Commerce. Importation of goods from some countries may be subject to embargo by United States Customs authorities if shipments exceed quota limits. The Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. As a result, existence of import quotas has not had a material effect on the Company's business. The Company's policy is to have many manufacturing sources so that a disruption at any one facility will not significantly affect the Company; however, there can be no guarantee that a disruption will not occur in the future. See Risk Factors.

    Additional information required by Item 1 is incorporated herein by reference to Note 6 of Notes to Consolidated Financial Statements.

RISK FACTORS

    This Annual Report may contain 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934 (the 'Exchange Act'), as amended, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including the sufficiency of the Company's credit facilities, the ability of the Company to satisfy the conditions and requirements of its credit facilities, the effect of national, international and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and products and existing product lines, financial difficulties encountered by customers, the ability of the Company to attract, motivate and retain key executives and employees and the ability of the Company to attract and retain customers. All statements other than statements of historical facts included in this Annual Report, including, without limitation, the statements under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words 'believe,' 'anticipate,' 'expect,' 'estimate,' 'project,' 'will be,' 'will continue,' 'will likely result,' or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of the Company's stock.

    The Company's business, operations and financial condition are subject to various risks. Some of these risks are described below, and should be carefully considered in evaluating the Company or any investment decision relating to securities of the Company. This section does not describe all risks applicable to the Company, its industry or its business. It is intended only as a summary of the principal risks.

RISKS RELATING TO THE COMPANY'S INDUSTRY

The worldwide apparel industry is heavily influenced by general economic conditions.

    The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of the Company's consumers. The Company's wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions or increases in interest rates in any of the regions in which the Company competes could adversely affect the sales of the Company's products.

    The effects of the recent economic slowdown and the deteriorating global economic environment may have an adverse effect on the Company's financial results. The ongoing war against terrorism and the war with Iraq have created a significant amount of uncertainty about future U.S. and global economic prospects and have led to declines in consumer spending. Moreover, a continued delay in the recovery from the recession, the war with Iraq, additional terrorist attacks or similar events could have further material adverse effects on consumer confidence and spending and, as a result, on the Company's results of operations.

The apparel industry is subject to constantly changing fashion trends and if the Company misjudges consumer preferences, the image of one or more of its brands may suffer and the demand for its products may decrease.

    The Company believes its products are, in general, less subject to fashion trends compared to many other apparel manufacturers because the Company's core brands have existed for an extended period of time and enjoy a high level of consumer awareness. Many of the Company's core intimate apparel and underwear products are also produced primarily in basic colors that are not as dependent upon fashion trends. However, the apparel industry in general is subject to shifting consumer demands and evolving fashion trends and the Company's success is also dependent upon its ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences may result in decreased demand for its products, as well as excess inventories and markdowns, which could have a material adverse effect on its business, results of operations, and financial condition. In addition, if the Company misjudges consumer preferences, its brand image may be impaired.

The apparel industry is subject to pricing pressures that may cause the Company to lower the prices the Company charges for its products and adversely affect its financial performance.

    Prices in the apparel industry have been declining over the past several years primarily as a result of the trend to move sewing operations offshore, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition, consolidation in the retail industry and the general economic slowdown. Products sewn offshore generally cost less to manufacture than those made domestically primarily because labor costs are lower offshore. Many of the Company's competitors also source their product requirements from developing countries to achieve a lower cost operating environment, possibly in environments with lower costs than the Company's offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, the Company must adjust its prices from time to time in response to these industrywide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support reduce the Company's gross margins and affect its profitability. The Company's financial performance may be negatively affected by these pricing pressures if the Company is forced to reduce its prices and it cannot reduce its production costs or if its production costs increase and it cannot increase its prices.

Increases in the price of raw materials used to manufacture the Company's products could materially increase its costs and decrease its profitability.

    The principal fabrics used in the Company's business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices the Company pays for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn. Any raw material price increase could increase the Company's cost of sales and decrease its profitability unless the Company is able to pass higher prices on to its customers. In addition, if one or more of its competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, the Company may face pricing pressures from those competitors and may be forced to reduce its prices or face a decline in net sales, either of which could have a materially adverse effect on its business, results of operations or financial condition.

Changing international trade regulation and the elimination of quotas on imports of textiles and apparel may increase competition in the Company's industry. Future quotas, duties or tariffs may increase the Company's costs or limit the amount of products that the Company can import into a country.

    Substantially all of the Company's operations are subject to quotas imposed by bilateral textile agreements between the countries from which the Company procures raw materials, such as yarn, and the countries where the Company's manufacturing facilities are located. These quotas limit the amount of products that may be imported from a particular country.

    In addition, the countries in which the Company's products are manufactured or into which they are imported may from time to time impose additional new quotas, duties, tariffs and requirements as to where raw materials must be purchased, additional workplace regulations, or other restrictions on its imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm the Company's business. The Company cannot assure investors that future trade agreements will not provide its competitors an advantage over it, or increase its costs, either of which could have a material adverse effect on its business, results of operations or financial condition.

    The Company's operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the WTO. Generally, these trade agreements benefit the Company's business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect the Company's business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the WTO may commence a new round of trade negotiations that liberalize textile trade. The elimination of quotas on WTO member countries by 2005 and other effects of these trade agreements could result in increased competition from developing countries which historically have lower labor costs, including China and Taiwan, both of which recently became members of the WTO. This increased competition from developing countries could have a material adverse effect on the Company's business, results of operations or financial condition.

RISKS RELATING TO THE COMPANY'S BUSINESS

The Company cannot be certain that the bankruptcy proceedings will not adversely affect its operations going forward.

    The Company sought protection under Chapter 11 of the Bankruptcy Code on June 11, 2001 and emerged from bankruptcy on February 4, 2003. The Company cannot assure investors that the Chapter 11 Cases will not adversely affect its operations going forward. The Chapter 11 Cases may affect the Company's ability to negotiate favorable terms from suppliers, customers, landlords and others. The failure to obtain such favorable terms could adversely affect the Company's financial performance.

The Company has a history of significant losses, and it may not be able to successfully improve its performance or return to profitability.

    The Company incurred net losses of approximately $390.0 million, $861.2 million and $964.9 million during Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. The Company's ability to improve its performance and return to profitability is dependent on its ability to maintain operating discipline, improve its cost structure, foster organic growth within the Company's operating groups and capitalize on licensing and sublicensing opportunities. The Company cannot assure investors that it will improve its performance or return to profitability.

During the reorganization the Company made significant changes in its senior management team and expects to make additional changes in the near future.

    Members of the Company's former senior management, including its former chief executive officer and its former chief financial officer, were replaced during the Company's reorganization. The Company's current chief executive officer and chief financial officer are employed by A&M and expect to return to A&M after a permanent chief executive officer and chief financial officer have been recruited and after completion of an orderly transition. Although the Company is currently conducting a search for a permanent chief executive officer and chief financial officer, it cannot assure investors when this search will be concluded. Moreover, the Company cannot assure investors that its current or future management team will be able to successfully execute its strategy, and its business and financial condition may suffer if it fails to do so.

The Company's success depends upon the continued protection of its trademarks and other intellectual property rights and it may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

    The Company's registered and common law trademarks, as well as certain of its licensed trademarks, have significant value and are instrumental to its ability to market its products. The Company cannot assure investors that third parties will not assert claims against any such intellectual property or that it will be able to successfully resolve all such claims. In addition, although the Company seeks international protection of its intellectual property, the laws of some foreign countries may not allow it to protect, defend or enforce its intellectual property rights to the same extent as the laws of the United States. The Company could also incur substantial costs to defend legal actions relating to use of its intellectual property, which could have a material adverse effect on its business, results of operations or financial condition.

    Certain of the Company's license agreements, including the license agreements with Speedo International, Ltd., Calvin Klein, Inc., Polo/Lauren Company, L.P. and P.R.L. USA Inc., Nautica and Anne Cole and Anne Cole Design Studio Ltd., require the Company to make minimum royalty payments, subject the Company to restrictive covenants, require the Company to provide certain services (such as design services) and may be terminated if certain conditions are not met. While the Company is currently in compliance with the requirements under its license agreements, the Company cannot assure investors that it will continue to meet its obligations or fulfill the conditions under these agreements in the future. The termination of a license agreement could have a material adverse effect on the Company's business, results of operations or financial condition.

    In addition, some of the Company's license agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

The Company depends on a limited number of customers for a significant portion of its sales, and its financial success is linked to the success of its customers, its customers' commitment to its products and its ability to satisfy and maintain its customers.

    Revenues from the Company's 10 largest customers totaled approximately 49.2% and 51.9% of worldwide net revenues during Fiscal 2001 and 2002, respectively. One customer, Federated Department Stores, Inc., accounted for 10.5% of the Company's Fiscal 2002 net revenues.

    Although the Company has long-standing customer relationships, the Company does not have long-term contracts with any of its customers. Sales to customers are generally on an order-by-order basis. If the Company cannot fill customers' orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on the Company, especially if the relationship is with a major customer. Furthermore, if any of the Company's customers experience a significant downturn in its business, or fail to remain committed to the Company's programs or brands, the customer may reduce or discontinue purchases from the Company. The loss of a major customer or a reduction in the amount of the Company's products purchased by several of its major customers, could have a material adverse effect on its business, results of operations or financial condition.

    In addition, during the past several years, various retailers, including some of the Company's customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. These and other financial problems of some of the Company's retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer's financial position could cause the Company to limit or discontinue business with that customer, require the Company to assume more credit risk relating to that customer's receivables or limit the Company's ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's success depends on the reputation of the Company's owned and licensed brand names.

    The success of the Company's business depends on the reputation and value of its owned and licensed brand names. The value of the Company's brands could be diminished by actions taken by licensors or others who have interests in the brands for other products and/or territories. Because the Company cannot control the quality of other products produced and sold under its licensed brand names, if such products are of poor quality, the value of the brand name could be damaged, which could have a material adverse affect on the sales of the Company. In addition, some of the brand names licensed by the Company reflect the names of living individuals, whose actions are outside the control of the Company. If the reputation of one of these individuals is significantly harmed, the Company's products bearing such individual's name may fall into disfavor, which could adversely affect the business, financial condition and results of operations of the Company. Moreover, although the Company regularly monitors the use of its trademarks by its sublicensees, no assurance can be given that the actions of sublicensees will not diminish the reputation of the brand, which could adversely affect the business, financial condition and results of operations of the Company.

The Company's business outside of the United States exposes it to uncertain conditions in overseas markets.

    The Company's foreign operations subject it to risks customarily associated with foreign operations. As of January 4, 2003, the Company sold its products in more than 25 countries and had facilities in 15 countries. In addition, the Company sources many of its products from third-party vendors based in foreign countries. For Fiscal 2002, the Company had net revenues outside of the United States of approximately $325.3 million, representing approximately 21.8% of its total net revenues, with the majority of these sales in Canada and Europe. The Company is exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

          currency fluctuations;

          import and export license requirements;

          trade restrictions;

          changes in quotas, tariffs, taxes and duties;

          restrictions on repatriating foreign profits back to the United States;

          foreign laws and regulations;

          international trade agreements;

          difficulties in staffing and managing international operations;

          political unrest; and

          disruptions or delays in shipments.

    The Company has foreign currency exposure relating to buying, selling and financing in currencies other than the U.S. dollar, the Company's functional currency. It also has foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, British pound sterling and Mexican peso. Fluctuations in foreign currency exchange rates may adversely affect reported earnings and the comparability of period-to-period results of operations. Moreover, changes in currency exchange rates may affect the relative prices at which the Company and its foreign competitors sell products in the same market. Changes in the value of the relevant currencies may also affect the cost of certain items required in the Company's operations. The Company cannot assure investors that management of its foreign currency exposure will protect it from fluctuations in foreign currency exchange rates which could have a materially adverse effect on its business, results of operations and financial condition.

    In addition, transactions between the Company and its foreign subsidiaries may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically.

The markets in which the Company operates are highly competitive and the Company may not be able to compete effectively.

    The apparel industry is extremely competitive. The Company competes with many domestic and foreign apparel manufacturers, some of which are larger, more diversified and have greater financial and other resources than the Company. This competition could cause reduced unit sales or prices, or both, which could materially and adversely affect the Company. The Company competes on the basis of a variety of factors, including:

          product quality;

          brand recognition;

          price;

          product differentiation (including product innovation and technology);

          manufacturing and distribution expertise and efficiency; marketing and advertising; and

          customer service.

    The Company's ability to remain competitive in these areas will, in large part, determine the Company's future success. The Company cannot assure investors that it will continue to compete successfully.

Fresh start accounting may make future financial statements difficult to compare.

    In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ('SOP 90-7'), the Company will adopt frest start accounting as of February 4, 2003. The Company has reflected the expected effects of such adoption on its pro forma consolidated balance sheet as of January 4, 2003. The pro forma adjustments are preliminary and subject to further adjustments. The Company's consolidated balance sheets after such date and its consolidated statements of operations for periods beginning after February 4, 2003 will not be comparable in certain material respects to the consolidated financial statements for prior periods included elsewhere herein, making it difficult to assess its future prospects based on historical performance. See Note 25 of Notes to Consolidated Financial Statements.

The SEC's current investigation relating to the Company and certain persons who have been employed by or affiliated with the Company is ongoing. Although, as previously disclosed, the Company does not expect the resolution of this matter to have a material effect on its financial condition, results of operations or business, there can be no assurances that this will be the case, and the resolution of this matter could adversely affect the Company's business.

    The staff of the SEC's Division of Enforcement has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with the preparation and publication of various financial statements and other public statements. In July 2002, the SEC staff informed the Company that it intends to recommend that the SEC authorize an enforcement action against the Company and certain persons who have been employed by or affiliated with the Company since prior to the periods for which the Company restated its financial results. The SEC staff invited the Company to make a Wells Submission describing the reasons why no such action should be brought. In September 2002, the Company filed its Wells Submission and is continuing discussions with the SEC staff.

    Publicity surrounding the SEC's investigation or any related enforcement action, or the ultimate resolution of this matter, could adversely affect the Company's financial condition, results of operations or business. Although the Company does not expect the resolution of this matter to have a material effect on its financial condition, results of operations or business, there can be no assurances that this will be the case.

The Company is subject to local laws and regulations in the countries in which it operates.

    The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various labor, workplace and related laws, as well as environmental laws and regulations. The Company's international businesses are subject to similar regulations in the countries where they operate. Failure to comply with such laws may expose the Company to potential liability and have an adverse effect on the Company's results of operations.

Shortages of supply of sourced goods from suppliers or interruptions in the Company's manufacturing could adversely affect the Company's results of operations.

    The Company seeks to utilize foreign supply sources, and to have multiple manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect the Company's results of operations until alternate sources or facilities can be secured.

The covenants in the Exit Financing Facility and the indenture governing the Second Lien Notes impose restrictions that may limit the Company's operating and financial flexibility.

    As of February 4, 2003, upon the Company's emergence from the Chapter 11 proceedings and giving effect to the initial borrowings under the Exit Financing Facility and to the Second Lien Notes, the Company's total indebtedness was approximately $246.4 million, of which approximately $39.2 million was senior secured indebtedness outstanding under the Exit Financing Facility, and the Company's total debt as a percentage of total capitalization was approximately 34%. The Exit Financing Facility and the indenture governing the Second Lien Notes contain a number of covenants that, among other things, could limit the Company's ability to:

          incur liens and debt or provide guarantees regarding the obligations of any other person;

          issue redeemable preferred stock and non-guarantor subsidiary preferred stock;

          pay common stock dividends above specified levels;

          make redemptions and repurchases of capital stock;

          make loans, investments and capital expenditures;

          prepay, redeem or repurchase debt;

          engage in mergers, consolidations and asset dispositions;

          engage in sale/leaseback transactions and affiliate transactions;

          change the Company's business, amend the indenture and other documents governing any subordinated debt that the Company may issue in the future and issue and sell capital stock of subsidiaries; and

          make distributions from the subsidiaries to the Company.

    Although the Company is currently in compliance with these covenants, operating results substantially below the Company's expectations or other adverse factors, including a significant increase in interest rates, could result in the Company being unable to comply with the financial covenants. If the Company violates these covenants and is unable to obtain waivers from its lenders, the Company's debt under these agreements would be in default and could be accelerated. If the Company's indebtedness is accelerated, the Company may not be able to repay its debt or borrow sufficient funds to refinance it. Even if the Company is able to obtain new financing, it may not be on commercially reasonable terms or terms that are acceptable to the Company. If the Company's expectations of future operating results are not achieved, or the Company's debt is in default for any reason, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may also cause the Company to take actions that are not favorable to holders of the Second Lien Notes and may make it more difficult for the Company to successfully execute its business strategy and compete against companies who are not subject to these types of restrictions.

ADDITIONAL INFORMATION

    The Company's internet website is http://www.warnaco.com. The Company makes available free of charge on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files or furnishes such materials to the Securities and Exchange Commission ("SEC").

ITEM 2. PROPERTIES.

    The principal executive offices of the Company are located at 90 Park Avenue, New York, New York. In January 2003, the Company rejected the 90 Park Avenue lease pursuant to the provisions of the Bankruptcy Code. In March 2003, the Company entered into a 14-year lease for new office space in New York, New York and expects to occupy the new office space in the third quarter of fiscal 2003. In addition to its executive offices, the Company leases offices in California, Connecticut and New York, pursuant to leases that expire between 2003 and 2008.

    The Company has five domestic manufacturing and warehouse facilities located in California, Georgia and Pennsylvania and 23 international manufacturing and warehouse facilities in Canada, Costa Rica, France, Honduras, Mexico, the Netherlands (through a joint venture) and the United Kingdom. Some of the Company's manufacturing and warehouse facilities are also used for administrative and retail functions. The Company owns two of its domestic and three of its international facilities. The domestic owned facilities are subject to liens in favor of the lenders under the Exit Financing Facility. The rest of the Company's facilities are leased with terms (except for month-to-month leases) expiring between 2003 and 2020. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; Paris, France; Cologne, Germany; Hong Kong; Milan, Italy; Mexico City, Mexico; and Lausanne, Switzerland. The sales office leases expire between 2003 and 2008 and are generally renewable at the Company's option. The Company currently leases 45 Speedo Authentic Fitness retail store sites and 31 retail store sites in Canada, Europe and Asia. Retail leases expire between 2003 and 2008 and are generally renewable at the Company's option. See
Item 1. Business -- Retail Stores Group.

    All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well-maintained equipment and sufficient capacity to handle present and expected future volumes.

ITEM 3. LEGAL PROCEEDINGS.

    Shareholder Class Actions. Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York (the 'District Court') against the Company and certain of its officers and directors (the 'Shareholder I Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased the Old Common Stock between September 17, 1997 and July 19, 2000 (the 'Class Period'), allege, inter alia, that the defendants violated the Exchange Act by artificially inflating the price of the Old Common Stock and failing to disclose certain information during the Class Period.

    On November 17, 2000, the District Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the District Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal with respect to such dismissal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs voluntarily dismissed, without prejudice, their claims against the Company. On October 2, 2002, the plaintiffs filed a notice of appeal with respect to the District Court's entry of a final judgment in favor of the individual defendants.

    Between April 20, 2001 and May 31, 2001, five putative class action complaints against the Company and certain of its officers and directors were filed in the District Court (the 'Shareholder II Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased the Old Common Stock between September 29, 2000 and April 18, 2001 (the 'Second Class Period'), allege, inter alia, that defendants violated the Exchange Act by artificially inflating the price of the Old Common Stock and failing to disclose negative information during the Second Class Period.

    On August 3, 2001, the District Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346 (MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain current and former officers and directors of the Company, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the District Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002, the defendants filed motions to dismiss the second amended complaint. On August 21, 2002, the plaintiffs filed a third amended complaint adding the Company's current independent auditors as a defendant.

    Neither the Shareholder I Class Action nor Shareholder II Class Action has had, or will have, a material adverse effect on the Company's financial condition, results of operations or business.

    Speedo Litigation. On September 14, 2000, Speedo International, Ltd. filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB) (the 'Speedo Litigation'), against The Warnaco Group, Inc. and various other Warnaco entities (the 'Warnaco Defendants') alleging claims, inter alia, for breach of contract and trademark violations (the 'Speedo Claims'). The complaint sought, inter alia, termination of certain licensing agreements, injunctive relief and damages.

    On November 8, 2000, the Warnaco Defendants filed an answer and counterclaims against Speedo International, Ltd. seeking, inter alia, a declaration that the Warnaco Defendants have not engaged in trademark violations and are not in breach of the licensing agreements, and that the licensing agreements in issue (the 'Speedo Licenses') may not be terminated.

    On or about October 30, 2001, Speedo International, Ltd. filed a motion in the Bankruptcy Court seeking relief from the automatic stay to pursue the Speedo Litigation in the District Court, and have its rights determined there through a jury trial (the 'Speedo Motion'). The Debtors opposed the Speedo Motion, and oral argument was held on February 21, 2002. On June 11, 2002, the Bankruptcy Court denied the Speedo Motion on the basis that inter alia, (i) the Speedo Motion was premature and (ii) the Bankruptcy Court has core jurisdiction over resolution of the Speedo Claims.

    On November 25, 2002, the Warnaco Defendants entered into a settlement agreement with Speedo International, Ltd. to resolve the Speedo Claims on a final basis (the 'Speedo Settlement Agreement'). On December 13, 2002, the Bankruptcy Court entered an order approving the Speedo Settlement Agreement and the Speedo Litigation was subsequently dismissed with prejudice.

    The Speedo Settlement Agreement provided for (a) a total payment by the Company to Speedo International, Ltd. in the amount of $2,557,865 in settlement of disputed claims; (b) the assignment by the Company to Speedo International, Ltd. of certain domain names; (c) an amendment to the Speedo Licenses and related agreements (which remain in full force and effect for a perpetual term) to clarify certain contractual provisions therein; (d) the execution of a separate Web Site Agreement to govern the use of the Speedo mark in connection with the web site operated by the Company; and (e) full mutual releases in favor of each of the parties. The settlement of the Speedo Litigation did not have a material adverse effect on the Company's financial condition, results of operations or business.

    Wachner Claim. On January 18, 2002, Mrs. Linda J. Wachner, former President and Chief Executive Officer of the Company, filed a proof of claim in the Chapter 11 Cases related to the post-petition termination of her employment with the Company asserting an administrative priority claim in excess of $25.0 million (the 'Wachner Claim'). The Debt Coordinators for the Company's pre-petition lenders, the Official Committee of Unsecured Creditors and the Company have objected to the Wachner Claim. On November 15, 2002, the parties entered into a settlement agreement (the 'Wachner Settlement'), pursuant to which Mrs. Wachner would receive, in full settlement of the Wachner Claim, the following: (a) an Allowed Unsecured Claim in connection with the termination of her employment agreement in the amount of $3.5 million (which would be satisfied under the Plan by a distribution of its pro rata share of New Common Stock having a value of approximately $0.25 million at the time of distribution; and
(b) an Allowed Administrative Claim of $0.2 million (which was satisfied by a cash payment of such amount upon confirmation of the Plan). The Wachner Settlement Agreement was approved by the Bankruptcy Court on December 13, 2002.

    SEC Investigation. As previously disclosed, the staff of the SEC has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with the preparation and publication by the Company of various financial statements and other public statements. On July 18, 2002, the SEC staff informed the Company that it intends to recommend that the SEC authorize an enforcement action against the Company and certain persons who have been employed by or affiliated with the Company since prior to the periods covered by the Company's previous restatements of its financial results alleging violations of the federal securities laws. The SEC staff invited the Company to make a Wells Submission describing the reasons why no such action should be brought. On September 3, 2002, the Company filed its Wells Submission and is continuing discussions with the SEC staff as to a settlement of this investigation. The Company does not expect the resolution of this matter as to the Company to have a material effect on the Company's financial condition, results of operation or business.

    Chapter 11 Cases. For a discussion of proceedings under Chapter 11 of the Bankruptcy Code, see Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code.

    In addition to the above, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any arbitration and/or legal proceeding that it expects to have a material effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

OLD COMMON STOCK

    Prior to June 11, 2001, the Company's Old Common Stock was traded on the
New York Stock Exchange (the 'NYSE') under the symbol 'WAC'. On June 11, 2001, the NYSE suspended trading of the Old Common Stock. The table below sets forth, for the periods indicated through June 11, 2001, the high and low sales prices of the Old Common Stock, as reported on the New York Stock Exchange Composite Tape. From June 11, 2001 until February 4, 2003, the Old Common Stock was traded on the over-the-counter electronic bulletin board (the 'OTCBB') under the ticker symbol 'WACGQ.PK'. The table below sets forth the high and low sales prices of the Old Common Stock per the OTCBB from June 12, 2001 through February 4, 2003.

                                                               HIGH       LOW
                                                               ----       ---
2001
First Quarter...............................................  $5.3200   $1.1200
Second Quarter (through June 11, 2001)......................  $1.5000   $0.3900
Second Quarter (from June 12, 2001)(a)......................  $0.1550   $0.0570
Third Quarter(a)............................................  $0.2245   $0.0600
Fourth Quarter(a)...........................................  $0.2500   $0.0200

2002
First Quarter(a)............................................  $0.0750   $0.0350
Second Quarter(a)...........................................  $0.0600   $0.0210
Third Quarter(a)............................................  $0.1600   $0.0400
Fourth Quarter(a)...........................................  $0.0990   $0.0001

2003
First Quarter (through February 4, 2003)(a).................  $0.0010   $0.0000

---------

(a) The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

NEW COMMON STOCK

    Pursuant to the Plan, on February 4, 2003, the Company's Old Common Stock was cancelled and the Company issued 45,000,000 shares of New Common Stock to certain pre-petition creditors of the Company in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code. The Company's New Common Stock began trading on the NASDAQ National Stock Market on February 5, 2003 under the ticker symbol 'WRNC'. The table below sets forth the high and low sales prices of the Company's New Common Stock as reported on the NASDAQ Composite Tape from February 5, 2003 through March 28, 2003.

                                                                HIGH       LOW
                                                                ----       ---
2003
First Quarter (February 5, 2003 through March 28, 2003).....  $14.1000   $8.8000

    As of March 28, 2003, there were 50 holders of the New Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings. Pursuant to the Plan, the Company has issued 1,147,050 shares of New Common Stock for distribution to approximately 3,000 of the Company's unsecured creditors. The Company expects to distribute these shares to these creditors in April 2003.

    The last reported sale price of the New Common Stock as reported on the NASDAQ Composite Tape on March 28, 2003 was $10.08 per share.

    From January 2000 through December 2000, the Company paid a quarterly cash dividend of $0.09 per share. The Company suspended payment of its quarterly cash dividend in December 2000. The Exit

Financing Facility prohibits the Company from paying dividends on the New Common Stock. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    In accordance with the Plan, on February 4, 2003, the Company issued Second Lien Notes to pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 1145(a) of the Bankruptcy Code. The aggregate principal amount of the Second Lien Notes issued totaled $200.9 million. The Second Lien Notes mature on February 4, 2008, subject, in certain instances, to earlier repayment in whole or in part. The Second Lien Notes bear a per annum interest rate which is the higher of (i) 9.5% plus a margin (initially 0% and beginning on July 4, 2003, 0.5% is added to the margin every six months) and (ii) LIBOR plus a margin (initially 5%, and beginning on July 4, 2003, 0.5% is added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contains certain covenants that, among other things, limit investments and asset sales, prohibits the payment of cash dividends and prohibits the Company from incurring material additional indebtedness. The Second Lien Notes are guaranteed by most of the Company's domestic subsidiaries, and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, are secured by a second priority lien on substantially the same assets which secure the Exit Financing Facility.

    The Company received no proceeds from the issuance of the New Common Stock and the Second Lien Notes, however, approximately $2,486 million of indebtedness was extinguished as a result of such issuances.

STOCK OPTION PLANS

    At January 4, 2003, there were outstanding options to purchase shares of Old Common Stock and restricted shares of Old Common Stock, which awards had been previously granted to employees and directors of the Company under various Company management incentive plans. Pursuant to the terms of the Plan, the Old Common Stock and derivative securities relating to the Old Common Stock, including all outstanding options, were cancelled on February 4, 2003.

    On March 12, 2003, the Company's Board of Directors approved the adoption of the 2003 Stock Incentive Plan (the 'Stock Plan') and also approved the granting of an aggregate of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at $10.45, the fair market value on that date. The Stock Plan and the awards granted in March 2003 are subject to approval of the Company's stockholders at its next annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

    Set forth below is selected consolidated financial information for the five years in the period ended January 4, 2003. The selected financial information should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

    In Fiscal 2000, the Company restated its ending balance sheet for fiscal 1997 by adjusting stockholders' equity as of January 3, 1998. This restatement reflected adjustments to accounts receivable and other items and did not have an impact on net income (loss) for any subsequent period. The Company's previous independent auditors did not issue a consent with respect to the inclusion of their report on the consolidated financial statements for fiscal 1997 and Fiscal 1998 in the Company's Annual Report on Form 10-K for Fiscal 2000. As a result, the selected financial information included below for Fiscal 1998 is derived from unaudited financial statements.

    The historical results presented below may not be indicative of future results.

                                                  (DOLLARS IN MILLIONS, EXCLUDING SHARE AND PER SHARE DATA)
                                         ----------------------------------------------------------------------------
                                           FISCAL          FISCAL          FISCAL           FISCAL          FISCAL
                                         1998(a)(b)         1999        2000(c)(d)(e)       2001(f)         2002(f)
                                         ----------         ----        -------------       -------         -------
STATEMENT OF INCOME DATA:
    Net revenues.......................  $   1,950.3    $   2,114.2      $   2,249.9      $  1,671.3      $   1,493.0
    Gross profit.......................        537.2          681.8            404.5           296.9            440.3
    Impairment charge..................      --             --               --                101.8          --
    Reorganization items...............      --             --               --                177.8            116.7
    Operating income (loss)............         85.6          205.4           (220.5)         (580.9)           (87.3)
    Investment income (loss)...........      --             --                  36.9            (6.6)             0.1
    Interest expense...................         63.8           81.0            172.2           122.8             22.0
    Income (loss) before cumulative
      effect of a change in accounting
      principle........................         14.1           93.7           (376.9)         (861.2)          (163.2)
    Cumulative effect of change in
      accounting principle, net of
      taxes............................        (46.3)       --                 (13.1)        --                (801.6)
    Net income (loss) applicable to
      Common Stock.....................        (32.2)          93.7           (390.0)         (861.2)          (964.9)
    Dividends on Common Stock..........         22.4           20.3             13.0         --               --
Per Share Data:
Income (loss) before cumulative effect
  of change in accounting principle
    Basic..............................  $      0.23    $      1.68      $     (7.14)     $   (16.28)     $     (3.08)
    Diluted............................  $      0.22    $      1.65      $     (7.14)     $   (16.28)     $     (3.08)
Net income (loss):
    Basic..............................  $     (0.52)   $      1.68      $     (7.39)     $   (16.28)     $    (18.21)
    Diluted............................  $     (0.51)   $      1.65      $     (7.39)     $   (16.28)     $    (18.21)
Dividends declared.....................  $      0.36    $      0.36      $      0.27      $  --           $   --
Shares used in computing earnings per
  share:
    Basic..............................   61,361,843     55,910,371       52,783,379      52,911,005       52,989,965
    Diluted............................   63,005,358     56,796,203       52,783,379      52,911,005       52,989,965
Divisional Summary Data:
    Net revenues:
    Intimate Apparel...................  $     944.8    $     943.4      $     769.3      $    594.9      $     570.7
    Sportswear.........................        875.3          986.4            882.9           573.7            525.6
    Swimwear...........................      --                36.4            355.2           311.8            305.0
    Retail Stores......................        130.2          148.0            242.5           190.9             91.7
                                         -----------    -----------      -----------      ----------      -----------
                                         $   1,950.3    $   2,114.2      $   2,249.9      $  1,671.3      $   1,493.0
                                         -----------    -----------      -----------      ----------      -----------
                                         -----------    -----------      -----------      ----------      -----------
Percentage of net revenues:
    Intimate Apparel...................        48.4%          44.6%            34.2%           35.6%            38.2%
    Sportswear.........................        44.9%          46.7%            39.2%           34.3%            35.2%
    Swimwear...........................         0.0%           1.7%            15.8%           18.7%            20.5%
    Retail Stores......................         6.7%           7.0%            10.8%           11.4%             6.1%
                                         -----------    -----------      -----------      ----------      -----------
                                              100.0%         100.0%           100.0%          100.0%           100.0%
                                         -----------    -----------      -----------      ----------      -----------
                                         -----------    -----------      -----------      ----------      -----------
BALANCE SHEET DATA:
    Working capital....................  $     (38.3)   $     229.8      $  (1,484.2)     $    446.3(g)   $     470.6(g)
    Total assets.......................      1,761.2        2,753.2          2,342.1         1,985.5            947.9
    Liabilities subject to
      compromise.......................      --             --               --              2,435.1          2,486.1
    Debtor-in-possession financing.....      --             --               --                155.9          --
    Long-term debt (excluding currrent
      maturities)......................        411.9        1,188.0          --              --     (h)           1.3(h)(i)
    Mandatorily redeemable convertible
      preferred securities.............        101.8          102.9            103.4         --     (h)       --     (h)
    Stockholders' equity (deficit).....        552.1          533.2             27.2          (851.3)        (1,856.1)

                                                        (footnotes on next page)

(footnotes from previous page)

(a) Effective Fiscal 1998, the Company early adopted the provisions of SOP 98-5, which requires, among other things, that certain pre-operating costs, which had previously been deferred and amortized, be expensed as incurred. The Company recorded the impact as the cumulative effect of a change in accounting principle of $46.3 million (net of income tax benefit of $25.2 million), or $0.73 per diluted share.

(b) In fiscal 1997, the balance sheet was restated resulting in a reduction of $26 million in stockholders' equity. This restatement reflected adjustments to accounts receivable and other items and had no effect on reported net income in any subsequent year. The Company's previous independent auditors did not issue a consent for the Company's consolidated financial statements for fiscal 1997 and 1998. As a result, the selected financial information for the year ended January 2, 1999 is derived from unaudited financial statements.

(c) Fiscal 2000 includes investment income of $36.9 million resulting from a $42.8 million gain on the Company's sale of its investments in InterWorld Corporation, net of losses from its Equity Agreements of $5.9 million.

(d) Fiscal 2000 includes the impact of a change in accounting of $13.1 million (net of income tax benefit of $8.6 million), or $0.25 per diluted share, related to a change in the method of valuation of inventory in the Company's retail outlet stores.

(e) Fiscal 2000 includes a tax provision valuation reserve allowance of $129.2 million, or $2.45 per diluted share for the deferred tax asset.

(f) Includes reorganization items related to the Chapter 11 Cases of $177.8 million and $116.7 million in Fiscal 2001 and Fiscal 2002, respectively, impairment charges of $101.8 million in Fiscal 2001 and a tax provision of $151.0 million in Fiscal 2001 primarily related to the increase in the valuation allowance related to future income tax benefits. Also includes the cumulative effect of a change in accounting of $801.6 million, net of income tax benefit of $53.5 million related to the adoption of SFAS No. 142. See Notes 1, 2, 7 and 12 of Notes to Consolidated Financial Statements.

(g)  Does not include liabilities subject to compromise.

(h)  Included in liabilities subject to compromise.

(i) Long-term debt represents other debt of $1.3 million at January 4, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

    On the Petition Date Warnaco, 36 of its 37 U.S. subsidiaries and Warnaco of Canada Company, each filed a petition for relief under Chapter 11 of the Bankruptcy Code. The remainder of the Company's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

    In April 2001, the Company hired A&M. In November 2001, Antonio C.
Alvarez II of A&M was elected President and Chief Executive Officer of the Company and in December 2001, James P. Fogarty of A&M was elected Chief Financial Officer of the Company. The Company, directed by Mr. Alvarez and Mr. Fogarty, completed a comprehensive review of its business operations in order to formulate a turnaround plan for the Company. The turnaround plan focused on three strategies intended to maximize the Company's value:

        (i) Stabilize and improve the operations of the Company's core business units;

        (ii) Pursue the sale or liquidation of certain non-core businesses and assets; and

        (iii) Explore the possible sale of the Company's main operating units, or the Company as a whole, for purposes of comparing the values that might be achieved in a sale versus stand-alone reorganization values.

Stabilize and improve the operations of the Company's core business units.

    To improve operations at its core business units, the Company instituted procedures to monitor and improve the management of the Company's working capital, focusing specifically on accounts receivable and inventory. The Company developed and implemented increased operating discipline at the Group level and reduced selling, general and administrative expenses. Beginning in December 2001, the Company instituted monthly operating reviews for each business unit to monitor purchasing and production levels, key retailer sell-through and inventory positions and reduce excess and obsolete inventories and past-due receivables. Since then, the Company has monitored purchasing and production levels against its sales to customers, thereby minimizing requests for setoffs, credits or discounts. The Company has reduced manufacturing and distribution inefficiencies by manufacturing, sourcing and selling quantities of goods to retailers that retailers are likely to sell and by monitoring the performance of the Company's products at the retail level. The Company believes these practices improve performance at the retail level by minimizing retailers' requests for sales discounts, returns and allowances. Divisional management has focused on collecting past-due receivables and liquidating excess and obsolete inventories. The Company has also strengthened credit policies particularly in its Authentic Fitness business and Mexican operations. The Company has reduced expenses by closing and consolidating distribution facilities, closing manufacturing facilities to reduce excess capacity and reducing administrative expenses.

    The Company has also recruited new management for each of its core business segments and hired additional personnel in each of its business units to provide support for new management.

    As a result of the actions taken to date, the Company's operating results have improved since the end of Fiscal 2001. Operating loss improved from a loss of $580.9 million in Fiscal 2001 to a loss of $87.3 million in Fiscal 2002. Gross margin improved from 17.8% of net revenues to 29.5% of net revenues and selling, general and administrative expenses have decreased from 35.8% of net revenues to 27.5% of net revenues.

    As a result of the improved performance and operating results, the Company experienced improved liquidity over the last 15 months. In July 2001, borrowings under the $600 million Amended DIP peaked at $203.4 million. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325.0 million. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275.0 million. Borrowing under the Amended DIP totaled $155.9 million on January 5, 2002. All amounts borrowed under the Amended DIP were repaid by June 30, 2002. The

Amended DIP terminated on the Effective Date. As of January 4, 2003, the Company had approximately $94.1 million in excess cash compared to outstanding borrowing under the Amended DIP facility of $155.9 million at the end of Fiscal 2001. The Company generated approximately $226.2 million of cash flow from operating activities in Fiscal 2002, reflecting improvements in operating earnings and working capital management.

Pursue the sale or liquidation of certain non-core businesses and assets.

    From the Petition Date through January 4, 2003, the Company has sold real estate, excess machinery and equipment and other assets generating net proceeds of approximately $36.3 million. In February 2002, the Company sold its GJM and Penhaligon's businesses generating net proceeds of approximately $20.5 million. In Fiscal 2001, the Company made a strategic decision to close its domestic outlet retail stores. In connection with the closing of the stores, the Company sold the inventory generating net proceeds of approximately $23.2 million through January 4, 2003. All of the Company's domestic outlet retail stores were closed by the end of January 2003. As of January 4, 2003, the Company had classified certain assets as assets held for sale. The assets held for sale of $1.5 million are primarily fixed assets that the Company expects to sell by the end of fiscal 2003.

Explore the possible sale of the Company's main operating units, or the Company as a whole, for purposes of comparing the values that might be achieved in a sale versus stand-alone reorganization values.

    With the assistance of an investment banking firm, the Company explored the potential sale of its core businesses. After considering the likely timing and value of consummation of any such potential sales, the Company concluded that prompt consummation of the Plan, rather than a sale of the Company's core businesses, would maximize value for its constituencies.

    The Debtors filed their proposed joint plan of reorganization on October 1, 2002. The Debtors filed the Plan on November 9, 2002. Pursuant to a solicitation procedures order entered by the Bankruptcy Court on November 13, 2002, the Bankruptcy Court set a deadline of December 27, 2002 by which the Debtors' various creditor constituencies entitled to vote could vote to accept or reject the Plan. The Debtors' various creditor constituencies which were entitled to vote and voted, overwhelmingly voted to accept the Plan. The Bankruptcy Court approved the Plan on January 16, 2003. The Plan was consummated on February 4, 2003.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the Company's consolidated financial statements and accompanying notes. The following critical accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.

    Use of estimates. The Company uses estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an on-going basis and may employ outside experts to assist in the Company's evaluations. The Company believes that the use of estimates affects the application of all of the Company's accounting policies and procedures.

    The Company has used the amounts set forth in allowed proofs of claim to determine the amounts of liabilities subject to compromise as of January 4, 2003. The Plan provides for specific amounts of cash, Second Lien Notes and New Common Stock to be distributed to each class of the Company's creditors as approved by the Bankruptcy Court. See Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code.

    The Company has identified reorganization items related to the Chapter 11 Cases. The Company reviews its estimates of reorganization items on a monthly basis and adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated. See Note 2 of Notes to Consolidated Financial Statements.

    In Fiscal 2000, the Company recorded special charges related to the closing of facilities, discontinuing under-performing product lines, write-down of assets and reduction of its production, distribution and administrative workforce. The determination of the amount of these special items involved the estimation of amounts that will be realized from the sales of assets and the amount of liabilities that will be incurred in the future. The actual amounts that will ultimately be realized from asset sales or incurred may differ significantly from the amounts originally estimated by the Company. The Company reviews its estimates of special items on an ongoing basis. Adjustments to the previously estimated amounts are recorded when it becomes evident that a particular item will be settled for more or less than was originally estimated.

    In the first quarter of Fiscal 2002, the Company recorded a transitional impairment charge of $801.6 million, net of income tax benefit of $53.5 million, for the cumulative effect of a change in accounting related to the adoption of SFAS No. 142. Determination of the amount of the cumulative effect involved significant judgment in the estimates of the future earnings of the Company and its various business units and the fair value assigned to the Company's various assets and liabilities. The amount that the Company and its various business units will ultimately earn and the future fair value of the Company's assets and business units could differ significantly from these estimates. In connection with the adoption of 'Fresh Start' accounting in accordance with the provisions of SOP 90-7, the Company will obtain third party appraisals of its intangible and certain other assets. Based upon the appraisal of the Company's Business Enterprise Value and the fair value of the Company's assets and liabilities at February 4, 2003, the Company expects that it will record intangible and other assets associated with the 'Fresh Start' of between $275.0 and $325.0 million.

    During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate certain manufacturing facilities, restructure other manufacturing operations and consolidate certain sales and back office operations in Europe. The Company expects to incur severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. Portions of the consolidation plan involve the consolidation of certain operations in France. Consolidating operations in France requires that the Company comply with certain procedures and processes that are defined in French law and French labor regulations. The Company has recorded a restructuring charge of $8.7 million in the fourth quarter of Fiscal 2002 reflecting the statutory and regulatory defined severance and other obligations that the Company will incur related to the consolidation. Included in the restructuring charge are $0.1 million of legal and other professional fees incurred in Fiscal 2002 related to the consolidation. Additional severance costs attributable to settlements with individuals are subject to final negotiation. The Company expects that all severance and other costs attributable to the consolidation will be fully paid by the end of fiscal 2003. The Company expects that the ultimate cost of the consolidation and other restructuring costs that have been incurred and will be incurred in fiscal 2003 will be between $12.0 million and $15.0 million. The determination of the amount of liabilities that the Company will ultimately incur in connection with the consolidation and its other restructuring initiatives involves the use of estimates and judgments by the Company and its professional and legal advisors. The amount and timing of the final settlement of such liabilities could differ from those estimates.

    Revenue recognition. The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed, net of allowances for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Accounts receivable. The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors most of which are not controlled by the Company or its management. As of January 4, 2003, the Company had $276.9 million of open trade invoices and other accounts receivable and $10.4 million of outstanding debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $87.5 million of accounts receivable reserves. As of January 5, 2002, the Company had $361.5 million of open trade invoices and other accounts receivable and $33.8 million of outstanding debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $112.9 million of accounts receivable reserves. The determination of the amount of the accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories. The Company values its inventories at the lower of cost, determined on a first-in first-out basis, or market value. The Company includes certain design, procurement, receiving and other inventory-related costs in its determination of inventory cost. These costs amounted to approximately $54.6 million and $30.2 million at January 5, 2002 and January 4, 2003, respectively. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in-house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. As of January 4, 2003, the Company had identified inventory with a carrying value of approximately $61.5 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33.8 million of inventory reserves for excess, obsolete and other inventory adjustments. As of January 5, 2002, the Company had identified inventory with a carrying value of approximately $88.3 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 5, 2002, the Company had approximately $50.1 million of inventory reserves for excess, obsolete and other inventory adjustments.

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

    Provision for U.S. income taxes on unremitted earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

    Pension Plan. The Company has a defined benefit pension plan (the 'Pension Plan') covering substantially all full-time non-union and certain union domestic employees. The determination of the total amount of liability attributable to benefits owed to participants covered by the Pension Plan and the amount of pension expenses recorded by the Company related to the Pension Plan are determined by the Pension Plan's third party actuary as of the first day of the fiscal year using assumptions provided by the Company. The assumptions used can have a significant impact on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using assumptions defined by the Pension Benefit Guaranty Corporation (the 'PBGC'). The Pension Plan was under-funded as of January 4, 2003 and January 5, 2002. The Pension Plan contemplates that the Company will continue to fund its minimum required contibutions and any other premiums due under ERISA and the Internal Revenue Code. The amount of pension contributions that is deductible for federal income tax purposes is also determined by the Pension Plan actuary using assumptions defined by the Internal Revenue Service (the 'IRS') and other regulatory agencies. Effective January 1, 2003, the Pension Plan was amended, and, as a result, no future benefits will accrue to participants under the Pension Plan. This amendment resulted in a curtailment of the Pension Plan and a reduction in the total liability determined by the Pension Plan actuary of approximately $8.9 million as of January 4, 2003. The Company, after consulting with its outside advisors, updated its discount rate and assumed rate of return on pension assets. The Pension Plan liability was determined using a discount rate of approximately 5.3% at January 4, 2003 compared to a rate of 7.5% at January 5, 2002. The discount rate of 5.3% is based upon the PBGC's discount rate. In addition, after considering the nature of the Pension Plan's assets and investment strategy, the Company will reduce the expected rate of return on Pension Plan assets from 9.5% to 7% for valuations completed after January 4, 2003. The Company's cash contribution to the Pension Plan for fiscal 2003 will be approximately $9.3 million and is estimated to be approximately $27.7 million over the next five years. The amount of cash contribution the Company will be required to make to the Pension Plan could increase or decrease depending upon the actual return that the Pension Plan assets earn compared to the estimated return on Pension Plan assets of 7%. See Note 8 of Notes to Consolidated Financial Statements.

REORGANIZATION ITEMS

    In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes to streamline the Company's operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in Fiscal 2001 and Fiscal 2002, will not be completed until the end of fiscal 2003. In connection with these actions, the Company has closed all of its domestic outlet retail stores and reorganized its Speedo Authentic Fitness retail stores. The Company closed 204 of the 283 or 72.1% of the retail stores it operated at the beginning of Fiscal 2001. The Company closed 86 stores during Fiscal 2001 and 118 stores were closed during Fiscal 2002. In the first quarter of fiscal 2003, the Company closed three additional Speedo Authentic Fitness retail stores. The closing of the domestic outlet retail stores and the sale of the related inventory generated net proceeds of approximately $23.2 million in Fiscal 2002.

    The Company wrote off $13.3 million of fixed assets and accrued $9.4 million of lease termination costs related to rejected leases of the closed stores in Fiscal 2002. In October 2002, the Company agreed to settle certain lease obligations with Bancomext related to certain leased facilities in Mexico. Under the terms of the settlement agreement, the Company paid Bancomext $0.1 million in cash for outstanding rent payments and other fees and granted an unsecured claim to Bancomext in the amount of $9.5 million in consideration for
(i) Bancomext's release of the Company's lease obligation on a closed facility and (ii) certain amendments to leases for two other facilities. The Company had accrued approximately $6.9 million in the fourth quarter of Fiscal 2001 as a reorganization item for its estimated obligations under the lease for the closed facility. The additional accrual of approximately $2.6 million for the total unsecured claim pursuant to the settlement agreement is included in reorganization items in Fiscal 2002. Lease termination costs are classified as liabilities subject to compromise. Lease expense included in operating loss incurred prior to the settlement with GECC (as defined below) was $18.1 million, $16.5 million and $8.2 million in Fiscal 2000, 2001 and 2002, respectively.

    In the first quarter of Fiscal 2002, the Company sold the assets of GJM and Penhaligon's for net proceeds of approximately $20.5 million in the aggregate. The net loss on the sale of Penhaligon's and GJM was approximately $2.9 million and is included in reorganization items in Fiscal 2002. In Fiscal 2001, the Company recorded an impairment loss related to the goodwill of GJM of approximately $26.8 million.

    On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ('GECC'). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's claims under the leases totaled approximately $51.2 million. Under the terms of the settlement agreement GECC will receive $15.2 million payable as follows: (i) prior to the Effective Date of the Plan, the Company paid GECC monthly installments of $0.55 million, and, (ii) after the Effective Date, the Company is obligated to pay GECC monthly installments of $0.75 million until the balance is paid in full. Through June 12, 2002, the Company had paid GECC $5.5 million of the $15.2 million. The present value of the remaining cash payments to GECC under the settlement agreement of $5.6 million as of January 4, 2003 is included in the current portion of long-term debt not subject to compromise. The remaining amount of the GECC claim of approximately $36.0 million is included in liabilities subject to compromise as of January 4, 2003. The Company had recorded accrued liabilities related to the GECC leases of approximately $13.0 million prior to the settlement and recorded approximately $22.9 million as reorganization items in Fiscal 2002. See Note 14 of Notes to Consolidated Condensed Financial Statements.

    During Fiscal 2001 and Fiscal 2002, the Company sold certain personal property, vacated buildings, surplus land and other assets generating net proceeds of approximately $6.2 million and $6.8 million, respectively, since the Petition Date. The losses related to the write-down of these assets were approximately $3.7 million and $1.0 million for Fiscal 2001 and Fiscal 2002, respectively. The Company vacated certain leased premises and rejected those leases (many related to its Retail Stores Division) under the provisions of the Bankruptcy Code.

    During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate its European manufacturing operations and to restructure certain other manufacturing, sales and administrative operations in Europe. The Company expects to incur severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 326 employees. The Company has recorded a restructuring charge of approximately $8.7 million in the fourth quarter of Fiscal 2002 reflecting the statutory and regulatory defined severance and other obligations that the Company expects to incur related to the consolidation. Included in the restructuring charge is approximately $0.1 million of legal and other professional fees incurred in Fiscal 2002 related to the consolidation. The Company expects that all severance, outplacement, legal and other costs attributable to the consolidation will be fully paid by the end of fiscal 2003. The Company expects that the ultimate costs of the consolidation that have been incurred and will be incurred in fiscal 2003 will be between $12.0 million and $15.0 million, including the $8.7 million recorded in Fiscal 2002.

    As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees, written-down certain assets and accelerated the recognition of certain deferred charges. The transactions were recorded in accordance with the provisions of SOP 90-7.

    Reorganization items included in the consolidated condensed statement of operations in Fiscal 2002 and Fiscal 2001 were $116.7 million and $177.8 million, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. In addition, certain accruals are subject to compromise under the provisions of the Bankruptcy Code. The Company has recorded these accruals at the estimated amount the creditor is entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Plan. See Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code and Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

    The consolidated statements of operations for the Company are summarized below:

                                  FISCAL    % OF NET     FISCAL    % OF NET     FISCAL    % OF NET
                                   2000     REVENUES      2001     REVENUES      2002     REVENUES
                                   ----     --------      ----     --------      ----     --------
                                                       (DOLLARS IN MILLIONS)
Net revenues...................  $2,249.9     100.0%    $1,671.3      100.0%   $1,493.0     100.0%
Cost of goods sold.............   1,845.4      82.0%     1,374.4       82.2%    1,052.7      70.5%
                                 --------     -----     --------   ---------   --------     -----
Gross profit...................     404.5      18.0%       296.9       17.8%      440.3      29.5%
Selling, administrative and
  general expenses.............     625.0      27.8%       598.2       35.8%      411.0      27.5%
Impairment charge..............     --        --           101.8        6.1%      --        --
Reorganization expenses........     --        --           177.8       10.6%      116.7       7.8%
                                 --------     -----     --------   ---------   --------     -----
Operating loss.................    (220.5)     -9.8%      (580.9)     -34.8%      (87.4)     -5.9%
Investment income (loss),
  net..........................      36.9                   (6.5)                   0.1
Interest expense (a)...........     172.2                  122.8                   22.0
                                 --------               --------               --------
Loss before provision for
  income taxes and cumulative
  effect of change in
  accounting principle.........    (355.8)                (710.2)                (109.3)
Provision for income taxes.....      21.0                  151.0                   54.0
                                 --------               --------               --------
Loss before cumulative effect
  of change in accounting
  principle....................    (376.9)                (861.2)                (163.3)
Cumulative effect of change in
  accounting principle, net of
  tax..........................     (13.1)                 --                    (801.6)
                                 --------               --------               --------
Net loss.......................  $ (390.0)              $ (861.2)              $ (964.9)
                                 --------               --------               --------
                                 --------               --------               --------

---------

(a) Contractual interest was $221.6 million and $180.2 million for Fiscal 2001 and Fiscal 2002, respectively.

COMPARISON OF FISCAL 2002 TO FISCAL 2001

    NET REVENUES

    Net revenues are as follows:

                                             FISCAL       FISCAL      INCREASE
                                              2001         2002      (DECREASE)   % CHANGE
                                              ----         ----      ----------   --------
                                                        (DOLLARS IN THOUSANDS)
Intimate Apparel Group...................  $  594,889   $  570,694   $ (24,195)        -4.1%
Sportswear Group.........................     573,697      525,564     (48,133)        -8.4%
Swimwear Group...........................     311,802      304,994      (6,808)        -2.2%
Retail Stores Group......................     190,868       91,704     (99,164)       -52.0%
                                           ----------   ----------   ---------    ---------
                                           $1,671,256   $1,492,956   $(178,300)       -10.7%
                                           ----------   ----------   ---------    ---------
                                           ----------   ----------   ---------    ---------

    Net revenues decreased $178.3 million, or 10.7%, to $1,493.0 million in Fiscal 2002 compared to $1,671.3 million in Fiscal 2001. In the same period, Intimate Apparel Group net revenues decreased $24.2 million, or 4.1%, to $570.7 million (excluding discontinued and sold business units, Intimate Apparel Group net revenues increased $45.2 million, or 8.7%), Sportswear Group net revenues decreased $48.1 million, or 8.4%, to $525.6 million, Swimwear Group net revenues decreased $6.8 million, or 2.2%, to $305.0 million and Retail Stores Group net revenues decreased $99.2 million, or 52.0%, to $91.7 million.

    Intimate Apparel Group

    Intimate Apparel Group net revenues are as follows:

                                               FISCAL     FISCAL     INCREASE
                                                2001       2002     (DECREASE)    % CHANGE
                                                ----       ----     ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Warner's/Olga/Body by Nancy
  Ganz/Bodyslimmers.........................  $229,446   $235,893    $  6,447           2.8%
Calvin Klein underwear......................   211,141    239,662      28,521          13.5%
Lejaby......................................    80,201     90,468      10,267          12.8%
                                              --------   --------    --------    ----------
Total continuing............................   520,788    566,023      45,235           8.7%
Total discontinued business units...........    74,101      4,671     (69,430)        -93.7%
                                              --------   --------    --------    ----------
Intimate Apparel Group......................  $594,889   $570,694    $(24,195)         -4.1%
                                              --------   --------    --------    ----------
                                              --------   --------    --------    ----------

    For Fiscal 2002, Intimate Apparel net revenues decreased $24.2 million, or 4.1%, to $570.7 million compared with $594.9 million in Fiscal 2001. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers), Intimate Apparel net revenues increased $45.2 million, or 8.7%, to $566.0 million in Fiscal 2002 compared to $520.8 million in Fiscal 2001. Increases in Warner's, Olga and Lejaby net revenues primarily reflect improved distribution fulfillment, favorable reception of Lejaby products at retail and more favorable customer allowance and markdown experience. Despite the Company's decision to exit the J.C. Penney's business, Calvin Klein underwear net revenues increased $28.5 million due to improved sell-through at the retail level, particularly in the women's business. J.C. Penney's business decreased approximately $9.7 million in Fiscal 2002 compared to Fiscal 2001. The decrease in J.C. Penney's business was partially offset by a re-launch of Calvin Klein underwear in Dillard's which accounted for approximately $4.3 million of net revenue in the fourth quarter of Fiscal 2002.

    Sportswear Group

    Sportswear Group net revenues are as follows:

                                               FISCAL     FISCAL     INCREASE
                                                2001       2002     (DECREASE)   % CHANGE
                                                ----       ----     ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Chaps Ralph Lauren..........................  $190,896   $137,022    $(53,874)       -28.2%
Calvin Klein jeans/kids.....................   325,168    317,167      (8,001)        -2.5%
Calvin Klein Accessories....................    14,049     14,404         355          2.5%
A.B.S. by Allen Schwartz....................    27,453     42,888      15,435         56.2%
White Stag/Catalina (licensed)..............    16,131     14,083      (2,048)       -12.7%
                                              --------   --------    --------    ---------
Sportswear Group............................  $573,697   $525,564    $(48,133)        -8.4%
                                              --------   --------    --------    ---------
                                              --------   --------    --------    ---------

    For Fiscal 2002, Sportswear net revenues decreased $48.1 million, or 8.4%, to $525.6 million compared with $573.7 million in Fiscal 2001. The decrease in Chaps net revenues reflects lower sales to warehouse clubs ($32.8 million), lower sales to department stores ($17.2 million), including the loss of the Dillard's business ($4.2 million), lower sales in Mexico and the overall softness in the men's sportswear business. Sales to the military related retail stores, which accounted for 9.8% of Chaps gross sales in Fiscal 2002, could be negatively affected in 2003 with the deployment of troops in the Middle East and the war with Iraq. The decrease in Calvin Klein jeans net revenues primarily reflects softness in the sportswear business and the decision to exit the Calvin Klein kids business. The Company is seeking to sublicense the rights to sell Calvin Klein kids products in fiscal 2003. A.B.S. by Allen Schwartz net revenues have benefited from a favorable reception of its new styles at the retail level.

    Swimwear Group

    Swimwear Group net revenues are as follows:

                                               FISCAL     FISCAL     INCREASE
                                                2001       2002     (DECREASE)    % CHANGE
                                                ----       ----     ----------    --------
                                                         (DOLLARS IN THOUSANDS)
Speedo......................................  $184,089   $200,376    $ 16,287           8.8%
Designer(a).................................   127,626    104,618     (23,008)        -18.0%
Ubertech....................................        87      --            (87)       -100.0%
                                              --------   --------    --------    ----------
Swimwear Group..............................  $311,802   $304,994    $ (6,808)         -2.2%
                                              --------   --------    --------    ----------
                                              --------   --------    --------    ----------

---------

(a)  Includes Catalina/White Stag wholesale swimwear.

    For Fiscal 2002, Swimwear Group net revenues decreased $6.8 million, or 2.2%, to $305.0 million compared with $311.8 million in Fiscal 2001. The increase in Speedo's net revenues of $16.3 million is primarily a result of more favorable customer allowance and return experience due to improvements in operations, order fulfillment rates and on-time deliveries. The increase in net revenues was accomplished despite the strategic decision to reduce accounts receivable exposure to certain swim team dealers, which resulted in a reduction in shipments to team dealers in Fiscal 2002 compared to Fiscal 2001. The decrease in Designer Swimwear's net revenues in Fiscal 2002 compared to Fiscal 2001 primarily reflects a decrease due to the reduction in the Victoria's Secret catalog business ($8.8 million) and general softness in the department store business.

    Retail Stores Group

    Retail Stores Group net revenues are as follows:

                                                FISCAL    FISCAL     INCREASE
                                                 2001      2002     (DECREASE)   % CHANGE
                                                 ----      ----     ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Outlet stores................................  $123,948   $56,033    $(67,915)       -54.8%
Speedo Authentic Fitness stores..............    54,277    34,658     (19,619)       -36.1%
Penhaligon's.................................    11,511       676     (10,835)       -94.1%
IZKA.........................................     1,132       337        (795)       -70.2%
                                               --------   -------    --------    ---------
Retail Group.................................  $190,868   $91,704    $(99,164)       -52.0%
                                               --------   -------    --------    ---------
                                               --------   -------    --------    ---------

    In Fiscal 2001, the Company made a strategic decision to close all its domestic outlet retail stores. During Fiscal 2002, the Company closed 64 domestic outlet stores and 47 Speedo Authentic Fitness stores. The Company closed three additional Speedo Authentic Fitness stores in January 2003. The closing of the domestic outlet retail stores and the related sale of inventory generated net proceeds of approximately $23.2 million through January 4, 2003. Beginning with the first quarter of fiscal 2003, the operating results of the remaining 45 Speedo Authentic Fitness stores will be included in the Swimwear Group and the remaining 16 Calvin Klein full price and 15 outlet stores will be included in the Intimate Apparel Group.

    For Fiscal 2002, net revenues decreased $99.2 million, or 52.0%, to $91.7 million compared to $190.9 million in Fiscal 2001. The decrease in net revenues reflects the reduction in the number of retail outlet stores and Speedo Authentic Fitness stores the Company operates. Same store sales for the 45 Speedo Authentic Fitness stores the Company continues to operate decreased approximately 5.6% in Fiscal 2002 compared to the comparable period of Fiscal 2001. The Penhaligon's business was sold in February 2002 and IZKA, a French retail subsidiary, was liquidated in the third quarter of Fiscal 2002.

    GROSS PROFIT

    Gross profit for Fiscal 2002 increased $143.4 million, or 48.3%, to $440.3 million compared with $296.9 million in Fiscal 2001. Gross margin for Fiscal 2002 was 29.5% compared to 17.8% in Fiscal 2001. The improvement in gross margin reflects the more favorable mix of full price sales, improved markdown and allowance experience, improved manufacturing efficiencies and more efficient product sourcing.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for Fiscal 2002 decreased $187.2 million, or 31.3%, to $411.0 million compared to $598.2 million in Fiscal 2001. Selling, general and administrative expenses as a percentage of net revenues were 27.5% in Fiscal 2002 compared with 35.8% in Fiscal 2001.

    The decrease in selling, general and administrative expenses reflects lower marketing expenses, lower amortization expense of $36.0 million (due to the adoption of SFAS 142 effective January 6, 2002), lower retail expenses of $37.2 million due to the reduction in the number of retail stores the Company operates, lower expenses in the Intimate Apparel Group of $60.9 million related to lower distribution expenses due to the consolidation of certain of the Company's distribution facilities in Duncansville, Pennsylvania, cost saving measures implemented as part of the Company's restructuring efforts, the discontinuance of the Fruit of the Loom and Weight Watchers business units and the sale of GJM. Marketing expenses decreased approximately $30.3 million, or from 8.3% of net revenues in Fiscal 2001, to 7.2% of net revenues in Fiscal 2002, due primarily to a decrease in co-operative advertising expenses and lower sales volume which decreased the amount the Company was required to pay certain licensors for national advertising.

    OPERATING LOSS

    The Company evaluates the operating results of its segments based on Group operating income (loss) before interest, taxes, depreciation, amortization of intangibles and deferred financing costs, impairment charges, reorganization items and certain general corporate expenses not allocated to segments ('Group EBITDA'). The Company believes that an evaluation of the Company's operating results and the operating results of its segments for the past three years based solely on operating income (loss) is not complete without considering the effect of depreciation and amortization on those results. Since the Petition Date, the Company has sold assets, written down impaired assets, recorded a transitional impairment adjustment for the adoption of SFAS 142 and stopped amortizing certain intangible assets that were previously amortized. As a result, depreciation and amortization expense has decreased by approximately $40.3 million in Fiscal 2002 compared to Fiscal 2001 and by approximately $44.7 million compared to Fiscal 2000. For informational purposes, the Company has separately identified the depreciation and amortization components of operating income (loss) in the following table. See Note 6 of Notes to Consolidated Financial Statements. The Company does not allocate interest expense, income taxes, corporate overhead, reorganization items or impairment charges to its operating segments. The following table summarizes Group EBITDA for Fiscal 2001 and Fiscal 2002.

                                                      FISCAL      FISCAL      INCREASE      %
                                                       2001        2002      (DECREASE)   CHANGE
                                                       ----        ----      ----------   ------
                                                               (DOLLARS IN THOUSANDS)
Intimate Apparel Group.............................  $ (74,378)  $  64,126    $138,504    186.2%
Sportswear Group...................................     (5,772)     33,592      39,364    682.0%
Swimwear Group.....................................     (6,555)     34,124      40,679    620.6%
Retail Stores Group................................    (13,019)        126      13,145    101.0%
                                                     ---------   ---------    --------    ------
Group EBITDA.......................................    (99,724)    131,968     231,692    232.3%
Group depreciation.................................    (42,664)    (35,397)      7,267     17.0%
                                                     ---------   ---------    --------    ------
Group operating income (loss)......................   (142,388)     96,571     238,959    167.8%
Unallocated corporate expenses.....................   (103,770)    (45,208)     58,562     56.4%
Corporate depreciation and amortization of
  intangibles......................................    (55,154)    (22,022)     33,132     60.1%
Impairment charge..................................   (101,772)         --     101,772        --
Reorganization items...............................   (177,791)   (116,682)     61,109     34.4%
                                                     ---------   ---------    --------    ------
Operating loss.....................................  $(580,875)  $ (87,341)   $493,534     85.0%
                                                     ---------   ---------    --------    ------
                                                     ---------   ---------    --------    ------

    The following table presents operating income (loss) by Group including depreciation expense in each group.

                                                      FISCAL      FISCAL      INCREASE      %
                                                       2001        2002      (DECREASE)   CHANGE
                                                       ----        ----      ----------   ------
                                                               (DOLLARS IN THOUSANDS)
Intimate Apparel Group.............................  $ (96,317)  $  48,386    $144,703    150.2%
Sportswear Group...................................    (15,868)     24,212      40,080    252.6%
Swimwear Group.....................................     (9,933)     28,561      38,494    387.5%
Retail Stores Group................................    (20,270)     (4,588)     15,682     77.4%
                                                     ---------   ---------    --------    ------
Group operating income (loss)......................   (142,388)     96,571     238,959    167.8%
Unallocated corporate expenses.....................   (158,924)    (67,230)     91,694     57.7%
Impairment charge..................................   (101,772)         --     101,772        --
Reorganization items...............................   (177,791)   (116,682)     61,109     34.4%
                                                     ---------   ---------    --------    ------
Operating income (loss)............................  $(580,875)  $ (87,341)   $493,534     85.0%
                                                     ---------   ---------    --------    ------
                                                     ---------   ---------    --------    ------

    Operating loss decreased $493.5 million to $87.3 million (-5.9% of net revenues) in Fiscal 2002 compared to an operating loss of $580.9 million
(-34.8% of net revenues) in Fiscal 2001. The decrease in operating loss reflects the increase in gross margin to 29.5% from 17.8% and the decrease in selling, general and administrative expenses to 27.5% of net revenues from 35.8% of net revenues. The improvement in gross margin reflects the better regular to off-price sales mix, improved management of customer sales allowance and markdown deductions and improved manufacturing efficiencies, as noted above. The decrease in selling, general and administrative expenses reflects the lower depreciation and amortization (due to the adoption of SFAS 142 in January
2002), lower cooperative advertising expenses, lower retail selling costs and other cost savings, as noted above. Operating income (loss) includes the impact of a reduction in certain capitalized design, procurement, receiving and other product related costs of $24.4 million and $9.8 million in Fiscal 2002 and Fiscal 2001, respectively. Operating income also includes the impact of lease expenses incurred prior to the GECC settlement of $16.5 million and $8.2 million in Fiscal 2002 and Fiscal 2001, respectively.

    Intimate Apparel Group

    Intimate Apparel Group operating income (loss) is as follows:

                                                      FISCAL    FISCAL     INCREASE          %
                                                       2001      2002     (DECREASE)      CHANGE
                                                       ----      ----     ----------      ------
                                                                 (DOLLARS IN THOUSANDS)
Warner's/Olga/Body by Nancy Ganz/Bodyslimmers......  $(83,259)  $10,081    $ 93,340           112.1%
Calvin Klein underwear.............................      (730)   27,736      28,466        -3,899.5%
Lejaby.............................................     4,968     8,572       3,604            72.5%
                                                     --------   -------    --------    -------------
Total continuing business units....................   (79,021)   46,389     125,410           158.7%
Total discontinued/sold business units.............   (17,296)    1,997      19,293           111.5%
                                                     --------   -------    --------    -------------
Intimate Apparel Group.............................  $(96,317)  $48,386    $144,703           150.2%
                                                     --------   -------    --------    -------------
                                                     --------   -------    --------    -------------

    The Intimate Apparel Group's operating income for Fiscal 2002 increased $144.7 million to $48.4 million compared to an operating loss of $96.30 million in Fiscal 2001. Warner's/Olga operating income for Fiscal 2002 increased $93.3 million, or 112.1%, to $10.1 million compared to an operating loss of $83.3 million in Fiscal 2001 reflecting more favorable experience related to customer sales allowances and markdowns and improved manufacturing efficiencies. Warner's/Olga also benefited from lower selling, general and administrative expenses reflecting the consolidation of Warner's/Olga distribution in Duncansville, Pennsylvania as well as other cost reduction efforts. The increase in Calvin Klein underwear operating income reflects higher gross profit due to higher sales volume and improved gross margins and lower selling, general and administrative expenses. The improved gross margin reflects favorable markdown and allowance experience. Selling, general and administrative expenses decreased due to better bad debt experience and other cost saving measures. Fiscal 2001 includes a $17.3 million loss from the discontinued/sold GJM, Weight Watchers and Fruit of the Loom businesses compared to operating income of $2.0 million in Fiscal 2002. The operating income for Fiscal 2002 related to discontinued/sold business units reflects the settlement of final liabilities and sales of residual inventories for amounts that were more favorable than originally anticipated.

    Sportswear Group

    Sportswear Group operating income (loss) is as follows:

                                                         FISCAL    FISCAL     INCREASE      %
                                                          2001      2002     (DECREASE)   CHANGE
                                                          ----      ----     ----------   ------
                                                                 (DOLLARS IN THOUSANDS)
Chaps Ralph Lauren....................................  $  6,957   $ 8,947    $ 1,990      28.6%
Calvin Klein jeans....................................   (27,568)     (147)    27,421      99.5%
Calvin Klein Accessories..............................    (1,746)      761      2,507     143.6%
A.B.S. by Allen Schwartz..............................    (6,772)    4,027     10,799     159.5%
White Stag/Catalina (licensed)........................    13,261    10,624     (2,637)    -19.9%
                                                        --------   -------    -------     ------
Sportswear Group......................................  $(15,868)  $24,212    $40,080     252.6%
                                                        --------   -------    -------     ------
                                                        --------   -------    -------     ------

    The improvement in Chaps operating income in Fiscal 2002 compared to Fiscal 2001 reflects lower selling, general and administrative expenses due primarily to lower sales volumes and cost saving measures that were implemented in the second half of Fiscal 2001. Chaps gross margin improved 1.1% in Fiscal 2002 from Fiscal 2001. The improved gross margin in Chaps reflects better markdown and allowance experience. The increase in Calvin Klein jeans operating income reflects higher gross profit (despite lower sales) and lower selling, general and administrative expenses. The improvement in A.B.S. by Allen Schwartz operating income reflects higher net revenues and higher gross margin.

    Swimwear Group

    Swimwear Group operating income (loss) is as follows:

                                                         FISCAL    FISCAL     INCREASE      %
                                                          2001      2002     (DECREASE)   CHANGE
                                                          ----      ----     ----------   ------
                                                                 (DOLLARS IN THOUSANDS)
Speedo.................................................  $(9,873)  $21,340    $31,213     316.1%
Designer...............................................    1,443     7,875      6,432     445.7%
Ubertech...............................................   (1,503)     (654)       849      56.5%
                                                         -------   -------    -------     ------
Swimwear Group.........................................  $(9,933)  $28,561    $38,494     387.5%
                                                         -------   -------    -------     ------
                                                         -------   -------    -------     ------

    The Swimwear Group's operating income for Fiscal 2002 increased $38.5 million to $28.6 million compared to an operating loss of $9.9 million in Fiscal 2001. The improvement in operating income reflects higher gross profit and lower selling, general and administrative expenses in both Speedo and Designer Swimwear. The improvement in gross profit primarily reflects better markdown and allowance experience. Lower selling, general and administrative expenses primarily reflect cost saving measures.

    Retail Stores Group

    Retail Stores Group operating loss is as follows:

                                                      FISCAL       FISCAL       INCREASE         %
                                                       2001         2002       (DECREASE)     CHANGE
                                                       ----         ----       ----------     ------
                                                                   (DOLLARS IN THOUSANDS)
Outlet retail stores...............................  $ (15,593)    $(3,755)     $ 11,838          75.9%
Speedo Authentic Fitness stores....................     (3,565)        240         3,805         106.7%
Penhaligon's.......................................        729        (125)         (854)       -117.1%
IZKA...............................................     (1,841)       (948)          893          48.5%
                                                     ---------     -------      --------    -----------
Retail Stores Group................................  $ (20,270)    $(4,588)     $ 15,682          77.4%
                                                     ---------     -------      --------    -----------
                                                     ---------     -------      --------    -----------

    The decrease in the Retail Stores Group's operating loss for Fiscal 2002 compared to Fiscal 2001 primarily reflects the closing of the Company's outlet retail stores and the liquidation of IZKA. The closing of the outlet retail stores during the year resulted in a decrease in outlet retail stores operating losses from $15.6 million in 2001 to $3.8 million in 2002. Speedo Authentic Fitness stores operating income improved $3.8 million in Fiscal 2002 compared to Fiscal 2001 due primarily to the closing of unprofitable and marginally profitable stores during the first six months of Fiscal 2002. The Company closed three additional Speedo Authentic Fitness stores in January 2003.

    General corporate expenses and amortization of intangibles

    General corporate expenses represent corporate expenses that are not allocated to individual operating groups. General corporate expenses and amortization of intangibles decreased $91.7 million to $67.2 million in Fiscal 2002 from $158.9 million in Fiscal 2001. The decrease in general corporate expenses primarily reflects cost savings measures implemented during the second half of Fiscal 2001 and in Fiscal 2002. Amortization expense for Fiscal 2002 was $36.0 million lower than Fiscal 2001 due to the adoption of SFAS 142 on January 6, 2002.

    Impairment charge

    In the fourth quarter of Fiscal 2001 the Company recorded impairment charges related to the write-down of certain intangible assets and goodwill in the amount of $101.8 million. See Note 12 of Notes to Consolidated Financial Statements.

    Reorganization items

    Due to the Chapter 11 Cases, the Company has recorded certain items directly related to the Chapter 11 Cases including legal and professional fees, asset write-downs, lease termination costs, employee retention costs, retail store closure provisions and other items totaling $177.8 million and $116.7 million in Fiscal 2001 and Fiscal 2002, respectively. Reorganization items are separately identified in operating loss in the consolidated statement of operations. See
Note 2 of Notes to Consolidated Financial Statements.

    INVESTMENT LOSS

    Investment loss for Fiscal 2001 was $6.5 million. The investment loss reflects the adjustment of amounts due under the equity forward purchase agreements ('Equity Agreements') entered into in connection with the Company's stock repurchase program based upon changes in the price of the Old Common Stock. No comparable adjustment was recorded in Fiscal 2002 because the Equity Agreements are liabilities subject to compromise. Investment gain of $0.1 million for Fiscal 2002 represents the unrealized appreciation in the market value of certain marketable securities received by the Company in various bankruptcy and other settlements. The Company's practice with respect to such securities is to sell such securities as soon as practicable.

    INTEREST EXPENSE

    Interest expense decreased $100.7 million to $22.1 million in Fiscal 2002 compared with $122.8 million in Fiscal 2001. As of June 11, 2002, the Company stopped accruing interest on approximately $2.3 billion of pre-petition debt (not including certain foreign debt agreements). Interest expense for Fiscal 2002 primarily reflects interest and related fees on the Amended DIP and interest on certain foreign debt. The Company had repaid all amounts borrowed under the Amended DIP prior to the start of the third quarter of Fiscal 2002. Certain of the Company's foreign debt agreements were subject to standstill and inter-creditor agreements with the Company's pre-petition lenders. The Company continued to accrue interest on these foreign debt agreements. The Company repaid the outstanding principal amount and accrued interest on the foreign debt of approximately $106.1 million as part of the consummation of the Plan on February 4, 2003. Interest expense for Fiscal 2002 includes approximately $9.8 million of interest on these foreign debt agreements. Interest expense for Fiscal 2002 includes interest income of approximately $3.0 million related to tax refunds received by the Company in June 2002 and interest earned on cash balances held in the Company's cash collateral accounts.

    INCOME TAXES

    The Company has incurred operating losses in the United States in Fiscal 2001 and 2002 and, as a result, does not owe federal income taxes. The Company has taxable income in foreign countries and, as a result, pays foreign income taxes. The income tax provision for Fiscal 2002 was $53.9 million, which consists primarily of an increase in the valuation allowance of $50.1 million resulting mainly from the adoption of SFAS 142, a tax provision of $32.8 million relating to a distribution of foreign earnings and a tax provision of $6.5 million relating to earnings from foreign operations, offset by a tax benefit of $38.3 million relating to the Company's pre-tax operating loss of approximately $109.3 million. This compares to a provision for income taxes in Fiscal 2001 of $151.0 million, which consists of an increase in the valuation allowance of $135.0 million and a tax provision of $16.0 million relating to earnings from foreign operations.

    The consummation of the Plan resulted in the forgiveness of approximately $2.5 billion of the Company's pre-petition debt and other liabilities subject to compromise. The Company expects to utilize virtually all of its U.S. net operating loss carryforwards to offset the tax impact resulting from such debt forgiveness. As a result of the consummation of the Plan, the Company anticipates that the 'change in ownership' rules as defined by the Internal Revenue Code of 1986 will limit the Company's ability to utilize any remaining U.S. net operating loss carryforwards.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    As of January 5, 2002, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately $940.1 million. The Company adopted SFAS 142 effective January 6, 2002. Under the provisions of SFAS 142, goodwill is deemed potentially impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. Intangible assets may be deemed impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its Business Enterprise Value ('BEV') in connection with the preparation of the Plan. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million net of income tax benefit of $53.5 million as a cumulative effect of a change in accounting from the adoption of SFAS 142 in the first quarter of Fiscal 2002. The income tax benefit of $53.5 million includes a tax benefit of $81.7 million relating to tax deductible goodwill of $206.8 million offset by an increase in the valuation allowance of $28.2 million on the Company's deferred tax asset resulting from the adoption of SFAS 142.

COMPARISON OF FISCAL 2001 TO FISCAL 2000

    FISCAL 2000 -- SPECIAL CHARGES

    The Company recorded special charges during Fiscal 2000 in an amount equal to $269.6 million, of which $171.3 million represents non-cash asset write-downs. Of the total amount, $201.3 million is reflected in cost of goods sold and $68.3 million is reflected in selling, general and administrative expenses. See Note 3 of Notes to Consolidated Financial Statements.

    NET REVENUES

    Net revenues in Fiscal 2001 decreased $578.7 million, or 25.7%, to $1,671.3 million from $2,249.9 million in Fiscal 2000. The decrease reflects a decrease in revenues from the Intimate Apparel Group of $174.4 million, a decrease in Sportswear Group net revenues of $309.2 million, a decrease in Swimwear Group net revenues of $43.4 million and a decrease in the Retail Stores Group net revenues of $51.6 million. Net revenues for Fiscal 2001 were negatively affected by the disruption in the Company's business caused by the Chapter 11 Cases and the overall decrease in retail traffic and sales experienced by the Company's core department and specialty store customers in part related to the events of September 11, 2001 and the downturn in the United States economy. Due to the poor retail selling environment, particularly in the Company's core department and specialty stores, and its deteriorating experience relating to discounts, allowances and customer deductions, the Company increased its estimate of the reserves required for expected sales returns, discounts and allowances. The increase in the Company's reserve estimate resulted in a decrease of approximately $35 million in net revenues in Fiscal 2001 compared to Fiscal 2000. The Company also made a strategic decision during Fiscal 2001 to improve the quality of its sales to its customers. As a result of this strategy the Company's off-price sales volume for Fiscal 2001 decreased by $158.1 million compared to Fiscal 2000.

    Intimate Apparel Group. Net revenues decreased $174.4 million, or 22.7%, to $594.9 million in Fiscal 2001 compared to $769.3 million in Fiscal 2000. All brands experienced significant sales declines. Overall retail sales in department stores decreased significantly in Fiscal 2001 compared to Fiscal 2000, adversely affecting the Company's intimate apparel business. The Intimate Apparel Group increased its estimate of reserves necessary for customer returns and allowances to 13.6% in Fiscal 2001 from 13.1% in Fiscal 2000. The increased estimate resulted in a decrease of approximately $4.0 million in net revenues compared to Fiscal 2000. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers), Intimate Apparel Group net revenues decreased $150.0 million, or 22.4%, to $520.1 million in Fiscal 2001 compared to $670.7 million in Fiscal 1999. Calvin Klein underwear net revenues decreased $55.5 million, or 20.8%, to $211.1 million from $266.6 million in Fiscal 2000. Calvin Klein net revenues decreased in all geographic regions. Lejaby net revenues were $80.2 million in Fiscal 2001 compared to $83.4 million in Fiscal 2000. The decrease in Lejaby net revenues was primarily related to a decrease of $2 million in Lejaby sales in the United States.

    Sportswear Group. Net revenues decreased $309.2 million, or 35.0%, to $573.7 million in Fiscal 2001 from $882.9 million in Fiscal 2000. Consistent with the Intimate Apparel Group, the Sportswear Group was also adversely affected by the poor retail environment and the overall Company strategy to reduce off-price sales, as noted above. The Sportswear Group increased its estimate of reserves necessary for customer returns and allowances from 9.5% of gross sales in Fiscal 2000 to 12.6% of gross sales in Fiscal 2001. The increased reserves estimate resulted in a decrease of approximately $31.5 million in Fiscal 2001 net revenues compared to Fiscal 2000. Calvin Klein jeans net revenues decreased $194.8 million, or 38.4%, to $312.5 million in Fiscal 2001 from $507.3 million in Fiscal 2000. The decrease in Calvin Klein jeans net revenues includes a decrease in net revenues of $74.6 million in Fiscal 2001 compared to Fiscal 2000 to certain discount and membership club customers. Calvin Klein kids net revenues decreased by $24.2 million in Fiscal 2001 compared to Fiscal 2000. Chaps net revenues decreased $63.6 million, or 25.0%, to $190.9 million in Fiscal 2001 from $254.5 million in Fiscal 2000. A.B.S. by Allen Schwartz net revenues decreased $16.9 million, or 38.0%, to $27.5 million in Fiscal 2001 from $44.4 million in Fiscal 2000. Chaps and A.B.S. by Allen Schwartz were negatively affected by the overall poor retail environment for department and specialty stores noted above. The White Stag unit earned royalty income of $16.1 million in Fiscal 2001 compared to $15.7 million in Fiscal 2000. The increase in royalty income in Fiscal 2001 compared to Fiscal 2000 reflected the relative strength of Wal-Mart's retail business. Wal-Mart experienced same store sales growth in Fiscal 2001 compared to the substantial same store sales decreases experienced by many of the Sportswear Group's department store customers.

    Swimwear Group. Net revenues decreased $43.4 million, or 12.2%, to $311.8 million in Fiscal 2001 from $355.2 million in Fiscal 2000. The decrease in Swimwear net revenues is attributable to the Company's inability to deliver customer orders on a timely basis and to increased allowances to swim team dealers. Designer Swimwear net revenues decreased $4.7 million, or 3.5%, to $127.6 million in Fiscal 2001 compared to $132.3 million in Fiscal 2000 primarily from the increase in returns and allowances reserves attributed to overall weakness of the department store business.

    Retail Stores Group. Net revenues decreased $51.6 million, or 21.3%, to $190.9 million in Fiscal 2001 from $242.5 million in Fiscal 2000. During Fiscal 2001 the Company closed 86 of the 281, or 30.6%, of the retail stores it was operating at the beginning of Fiscal 2001.

    GROSS PROFIT

    Gross profit decreased $107.6 million, or 26.6%, to $296.9 million in Fiscal 2001 from $404.5 million in Fiscal 2000. The Intimate Apparel Group's gross profit increased $38.7 million, the Sportswear and Swimwear Group's gross profit decreased $134.3 million and the Retail Stores Group's gross profit decreased $12.0 million. Gross profit as a percentage of net revenues was 17.8% in Fiscal 2001 compared to 18.0% in Fiscal 2000. The decrease in gross profit primarily reflected the lower net revenues noted above. Gross profit was adversely affected in both Fiscal 2001 and Fiscal 2000 by inventory liquidations, plant closings, inventory markdown and other charges. The Company recorded approximately $36.0 million of additional inventory reserves in May and June of Fiscal 2001 to reflect its revised strategy of disposing of its excess and obsolete inventory at the end of each selling season.

    Intimate Apparel Group. Gross profit increased $30.4 million, or 66.2%, to $76.3 million in Fiscal 2001 from $45.9 million in Fiscal 2000 despite the 20.7% decrease in net revenues. Gross profit as a percentage of net revenues was 12.8% in Fiscal 2001 compared to 6.0% in Fiscal 2000. The increase in gross profit included the effect of $143.1 million of restructuring charges incurred in Fiscal 2000 related to plant closings, inventory markdowns and other items (See
Note 3 of Notes to Consolidated Financial Statements), as well as improvements in the Calvin Klein underwear business where gross profit as a percentage of net revenues increased by over 10 percentage points of net revenue in Fiscal 2001 compared to Fiscal 2000.

    Sportswear Group. Gross profit decreased $128.8 million, or 46.0%, in Fiscal 2001 to $151.4 million compared to $280.2 million in Fiscal 2000. Gross profit as a percentage of net revenues decreased to 26.4% in Fiscal 2001 from 31.7% in Fiscal 2000. The Chaps and Calvin Klein accessories businesses recorded higher gross profit as a percentage of net revenues in Fiscal 2001 compared to Fiscal 2000 due primarily to reduced off-price sales. Calvin Klein jeans gross profit as a percentage of net revenues decreased approximately 2% in Fiscal 2001 compared to Fiscal 2000 due primarily to lower sales volume and the reduction in the Calvin Klein kids business noted above.

    Swimwear Group. Gross profit decreased $68.7 million, or 50.3%, to $68.0 million in Fiscal 2001 from $136.7 million in Fiscal 2000. Gross profit as a percentage of net revenues decreased to 21.8% in Fiscal 2001 from 38.5% in Fiscal 2000. The gross profit decrease primarily reflects the generally weak retail environment and the effect of inventory reserves of $9.2 million recorded in the second quarter of Fiscal 2001.

    Retail Stores Group. Gross profit decreased $9.2 million, or 11.7%, to $69.2 million in Fiscal 2001 compared to $78.4 million in Fiscal 2000. Gross profit as a percentage of net revenues increased to 36.3% of net revenues in Fiscal 2001 from 32.3% in Fiscal 2000. The decrease in gross profit reflects the lower sales volume. The improvement in gross profit as a percentage of net revenues in Fiscal 2001 compared to Fiscal 2000 reflects the Company's strategic decision to close marginal retail outlet stores. The Company's decision to close 39 of its less profitable Speedo Authentic Fitness stores in Fiscal 2001 also contributed to the Retail Stores Group's improvement in gross profit as a percentage of net revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased $26.8 million, or 4.3%, to $598.2 million in Fiscal 2001 compared to $625.0 million in Fiscal 2000. Marketing and advertising expenses decreased slightly in Fiscal 2001 to $138.4 million, or 8.3%, of net revenues compared to $141.3 million, or 6.3%, of net revenues in Fiscal 2000. Marketing expense for Fiscal 2001 includes $15.7 million related to the Company's review of the amounts necessary for customer co-operative advertising claims. The increase in cooperative advertising claims was caused, in part, by the decrease in retail traffic and sales experienced by the Company's core department and specialty store customers due to the events of September 11, 2001 and the downturn in the United States economy. Selling expenses decreased $23 million in Fiscal 2001 compared to Fiscal 2000. The decrease in selling expenses in Fiscal 2001 compared to Fiscal 2000 is primarily a result of lower variable selling costs on the lower sales volumes noted above and the consolidation of the Company's distribution operations into its most efficient locations. Selling, general and administrative expenses for Fiscal 2001 included the write-down of $30.7 million related to certain barter assets. Depreciation and amortization expense was $97.8 million in Fiscal 2001 compared to $102.1 million in Fiscal 2000.

    OPERATING INCOME (LOSS)

    The operating loss for Fiscal 2001 was $580.9 million compared to an operating loss of $220.5 million in Fiscal 2000. The increased operating loss was a result of the lower gross profit of $107.6 million discussed above, the effect of the impairment charge of $101.8 million and reorganization items of $177.8 million also noted above, partially offset by lower selling, general and administrative expenses.

    Intimate Apparel Group. Operating loss decreased $40.7 million to $96.3 million in Fiscal 2001 from $137.0 million in Fiscal 2000 reflecting increased gross profit of $33.2 million.

    Sportswear Group. Operating income (loss) decreased $45.1 million to an operating loss of $15.9 million in Fiscal 2001 from operating income of $29.3 million in Fiscal 2000. Operating loss for Fiscal 2001 reflected a gross profit decline as noted above.

    Swimwear Group. Operating income (loss) decreased $81.8 million to an operating loss of $9.9 million in Fiscal 2001 from operating income of $71.9 million in Fiscal 2000. Operating loss for Fiscal 2001 reflected a gross profit decline, as noted above.

    Retail Stores Group. Operating loss improved $6.9 million to $20.3 million in Fiscal 2001 compared to $27.1 million in Fiscal 2000. The reduction in operating loss reflected the Company's efforts to close less profitable retail doors, which commenced in Fiscal 2000.

    Impairment Charge

    In the fourth quarter of Fiscal 2001 the Company recorded impairment charges related to the write-down of certain intangible assets and goodwill in the amount of $101.8 million. The impairment charge is separately identified in operating loss in the consolidated statement of operations. See Note 1 of Notes to Consolidated Financial Statements.

    Reorganization Items

    Due to the Chapter 11 Cases during Fiscal 2001, the Company recorded certain items directly related to the Chapter 11 Cases, including legal and professional fees, asset write-downs, lease termination costs, employee retention costs, retail store closure provisions and other items totaling $177.8 million. Reorganization items are separately identified in operating loss in the consolidated statement of operations. See Note 2 of Notes to Consolidated Financial Statements.

    INTEREST EXPENSE

    Interest expense decreased $49.4 million to $122.8 million in Fiscal 2001 from $172.2 million recorded in Fiscal 2000. The reduction in interest expense primarily reflected the impact of the Chapter 11 Cases. The Company stopped accruing interest in accordance with the provisions of SOP 90-7 on the Petition Date on approximately $2.2 billion (including $351.4 million of trade drafts payable) of outstanding debt that is subject to compromise. Interest expense in Fiscal 2001 was also favorably affected by an overall decrease in market interest rates since the beginning of Fiscal 2001. Certain of the Company's foreign subsidiaries (non-Debtor entities in the Chapter 11 Cases) were parties to debt agreements that are subject to standstill agreements and intercreditor agreements. The Company recorded $4.1 million of interest on these debt agreements for the year ended January 5, 2002.

    INCOME TAXES

    The provision for income taxes in Fiscal 2001 was $151.0 million, which consisted of foreign income taxes of $16.0 million and $135.0 million of domestic tax expense. The provision for domestic income taxes primarily reflected an increase in the valuation allowance. The increase in the valuation allowance related to an increase in the net operating loss and other deferred tax assets that may not be realized. In addition, the Company was unable to implement certain tax planning strategies resulting in a further increase to the valuation allowance. At January 5, 2002, the Company estimated U.S. net operating loss carryforwards of $1,173.2 million and foreign net operating loss carryforwards of $95.3 million available to offset future taxable income. The estimated U.S. net operating loss carryforwards were adjusted for certain carryback claims, restatements and other adjustments. The U.S. and foreign net operating loss carryforwards expire, in varying amounts, between 2003 and 2021.

    NET LOSS BEFORE CUMULATIVE EFFECT

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

LIQUIDITY AND CAPITAL RESOURCES

    FINANCING ARRANGEMENTS

    In accordance with the provisions of the Plan and the Confirmation Order, on February 4, 2003, the Plan became effective and the Company entered into the $275.0 million Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank's base rate plus 1.5% or at LIBOR plus 2.50%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 1/2% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level, a leverage ratio below a maximum level and limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends and prohibit the Company from incurring material additional indebtedness. Initial borrowings under the Exit Financing Facility were $39.2 million. The Exit Financing Facility is secured by substantially all of the domestic assets of the Company. As of March 18, 2003, the Company had $76.0 million of outstanding borrowings and $58.5 million of standby and documentary letters of credit, resulting in approximately $140.5 million of additional credit available under the Exit Financing Facility.

    Maximum borrowings under the Exit Financing Facility are subject to a borrowing base which limits amounts available under the Exit Financing Facility to approximately 75% of eligible accounts receivable, 69% of eligible finished inventory and 5 - 50% of other inventory (the foregoing percentages are subject to reduction based on the discretion of the administrative agent under the Exit Financing Facility and certain criteria). The Exit Financing Facility replaced the Amended DIP upon the Company's emergence from Chapter 11. The Company had no outstanding borrowing under the Amended DIP at January 4, 2003 or at February 4, 2003. The Company had approximately $94.1 million of excess cash available as collateral against outstanding letters of credit on January 4, 2003. Excess cash of approximately $75.5 million was distributed to the Company's pre-petition secured creditors pursuant to the terms of the Plan. A description of the DIP financing facility follows.

    On June 11, 2001, the Company entered into the DIP with a group of banks which was approved by the Bankruptcy Court in an interim amount of $375.0 million. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600.0 million. The DIP was subsequently amended as of August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, certain extensions were granted under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30,
2002. The amendments and extensions, among other things, amend certain definitions and covenants, permit the sale of certain of the Company's assets and businesses, extend certain deadlines with respect to certain asset sales and certain filing requirements with respect to a plan of reorganization and reduce the size of the facility to reflect the Debtor's revised business plan.

    The Amended DIP (when originally executed) provided for a $375.0 million non-amortizing revolving credit facility (which included a letter of credit facility of up to $200.0 million) ('Tranche A') and a $225.0 million reducing revolving credit facility ('Tranche B'). On April 19, 2002, the Company elected to eliminate the Tranche B facility based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and the Tranche B facility would not be needed to fund the Company's ongoing operations. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $325.0 million. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available under the Amended DIP to $275.0 million. The Amended DIP terminated on the Effective Date.

    Borrowings under the Amended DIP bore interest at either LIBOR plus 2.75% (4.25% at January 4, 2003) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at January 4, 2003). In addition, commitment fees were 0.50% for Tranche A. During Fiscal 2001 and through its termination on April 19, 2002, the Company did not borrow any funds under Tranche B. The Amended DIP contained restrictive covenants that required the Company to achieve a minimum of $70.8 million of earnings before interest, income taxes, depreciation, amortization and restructuring charges, as defined ('EBITDAR') in Fiscal 2002. The Amended DIP also restricted investments, limited the annual amount of capital expenditures the Company could incur for Fiscal 2002, prohibited paying dividends and prohibited the Company from incurring material additional indebtedness. The Company was in compliance with the financial and restrictive covenants of the Amended DIP as of January 4, 2003 and as of February 4, 2003.

    Certain restrictive covenants were subject to adjustment in the event the Company sold certain business units and/or assets. In addition, the Amended DIP required proceeds from the sale of certain business units and/or assets to be used to reduce the outstanding balance of Tranche A. The maximum borrowings under Tranche A were limited to 75% of eligible accounts receivable, 25% to 67% of eligible inventory and 50% of other inventory covered by outstanding trade letters of credit.

    The Company did not have any loans outstanding under the Amended DIP at January 4, 2003. The Company had stand-by and documentary letters of credit outstanding under the Amended DIP at January 4, 2003 of $60.7 million that were collateralized by excess cash deposits of $94.1 million. The total amount of additional credit available to the Company after giving effect to the calculated borrowing base at January 4, 2003 was $160.9 million.

    The Amended DIP was secured by substantially all of the domestic assets of the Company.

    LIQUIDITY

    During Fiscal 2002, the Company operated under the provisions of the Bankruptcy Code which directly affected the Company's cash flows. Operating under the protection of the Bankruptcy Court, the Company made improvements in its operations and sold certain assets, thereby improving its cash position subsequent to the Petition Date through February 4, 2003. The Company was not permitted to pay any pre-petition liabilities without prior approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations. The Company had approximately $2,486 million of pre-petition liabilities outstanding at January 4, 2003, including approximately $349.7 million of trade drafts and approximately $164.8 million of accounts payable and accrued liabilities. Since the Petition Date through January 4, 2003, the Company sold certain personal property, certain owned buildings and land and other assets for approximately $36.2 million, including $23.2 million from the sale of inventory associated with the Company's closed outlet retail stores. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowing under the Amended DIP or provide collateral for outstanding trade and stand-by letters of credit. The Amended DIP terminated on the Effective Date.

    In accordance with the Plan, on February 4, 2003, the Company issued the Second Lien Notes to pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145(a) of the Bankruptcy Code. The aggregate principal amount of the Second Lien Notes issued totaled $200.9 million. The Second Lien Notes mature on February 4, 2008, subject, in certain instances, to earlier repayment in whole or in part. The Second Lien Notes bear a per annum interest rate which is the higher of (i) 9.5% plus a margin (initially 0% and beginning on July 4, 2003, 0.5% is added to the margin every six months) and (ii) LIBOR plus a margin (initially 5%, and beginning on July 4, 2003, 0.5% is added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of cash dividends and prohibit the Company from incurring material additional indebtedness. The Second Lien Notes are guaranteed by most of the Company's domestic subsidiaries, and the obligations under such guarantees, together with the Company's obligations under the Second Lien Notes, are secured by a second priority lien on substantially the same assets which secure the Exit Financing Facility.

    In addition, during the first quarter of Fiscal 2002, the Company sold the business and substantially all of the assets of GJM and Penhaligon's. The sales of GJM and Penhaligon's generated aggregate net proceeds of approximately $20.5 million and an aggregate net loss of approximately $2.9 million. Proceeds from the sale of GJM and Penhaligon's were used to: (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which were not part of the Chapter 11 Cases (approximately $4.8 million); (ii) reduce amounts outstanding under the Amended DIP (approximately $4.2 million);
(iii) create an escrow fund (subsequently returned in June 2002) for the benefit of pre-petition secured lenders (approximately $9.4 million); and
(iv) create an escrow fund (subsequently returned to the Company in February
2003) for the benefit of the purchasers of GJM and Penhaligon's for potential indemnification claims and for any working capital valuation adjustments (approximately $1.7 million).

    At January 4, 2003, the Company had working capital of approximately $470.6 million, excluding $2,486.1 million of pre-petition liabilities that are subject to compromise. The working capital calculation includes $94.1 million of excess cash at January 4, 2003. The excess cash was distributed to the Company's pre-petition secured lenders in connection with the consummation of the Plan. Working capital, not including excess cash, was $376.5 million, a decrease of approximately $70 million from January 5, 2002.

    The Company believes that credit available under the Exit Financing Facility combined with cash flow to be generated by operations will be sufficient to fund the Company's operating and capital expenditure requirements for at least the next four years. Should the Company require additional sources of capital it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

    CASH FLOWS

    For Fiscal 2002, cash provided by operating activities was $226.2 million compared to cash used in operating activities of $422.8 million in Fiscal 2001. The Company repurchased $185.0 million of accounts receivable previously subject to a securitization arrangement in June 2001 as part of the completion of the DIP financing. The improvement in cash flow from operating activities (not including the repurchase of the accounts receivable of $185.0 million) of $464.1 million in Fiscal 2002 compared to Fiscal 2001 reflects improved operating income of $493.5 million (including reductions in amortization expenses of approximately $36.0 million due to the adoption of SFAS 142), lower interest expense of $100.7 million, proceeds of $23.2 million from the sale of outlet retail store inventory and improved working capital management. Better management of inventory and accounts receivable contributed $173.9 million of improvement. The reduction in inventory balances reflects improved inventory management including a reduction in excess and obsolete inventory at January 4, 2003 to approximately $61.5 million from approximately $88.3 million at January 5, 2002. Inventory turned 3.3 times in Fiscal 2002 compared to 2.7 times in Fiscal 2001. Improved accounts receivable collection efforts have resulted in a reduction of 15 days of sales outstanding to 49 days at January 4, 2003 compared to 64 days at January 5, 2002. Cash interest expense for Fiscal 2002 was $13.5 million, $89.8 million lower than the $103.3 million in Fiscal 2001. The decrease in cash interest is primarily a result of the improved cash flow and the Chapter 11 Cases. Amortization expense decreased approximately $36.0 million in Fiscal 2002 compared to Fiscal 2001, reflecting the adoption of SFAS 142 effective with the first quarter of Fiscal 2002.

    Net cash provided from investing activities was $16.2 million in Fiscal 2002 compared to cash used in investing activities of $21.4 million in Fiscal 2001. Cash provided from investing activities in Fiscal 2002 primarily reflects proceeds from the sales of GJM, Penhaligon's and Ubertech Products, Inc. of $20.6 million and proceeds from other asset dispositions of $6.8 million partially offset by capital expenditures of $11.2 million. Cash used in investing activities in Fiscal 2001 primarily reflects capital expenditures of $24.7 million offset by the disposition of certain fixed assets of $6.2 million. In general, the Company's capital expenditures are limited to approximately $25.0 million per year through fiscal 2006 due to restrictions contained in the Exit Financing Facility.

    Cash used in financing activities of $177.0 million in Fiscal 2002 reflects the repayment of borrowing under the Amended DIP of $155.9 million, repayments of other debt of $14.6 million consisting primarily of repayments of certain pre-petition debt amounts with proceeds from the sales of GJM, Penhaligon's and other assets and payments of amounts due to GECC under the settlement agreement of $3.5 million. In Fiscal 2001, the Company financed its increase in working capital, as noted above, by borrowing approximately $474.6 million net of debt repayments and deferred financing costs. Financing activity for Fiscal 2001 included the payment of $19.9 million of amendment fees and deferred financing costs associated with the Company's pre-petition credit agreements and with the Amended DIP.

    There were no loans outstanding under the Amended DIP at January 4, 2003. The Company had stand-by and documentary letters of credit outstanding under the Amended DIP at January 4, 2003 of $60.7 million. The Company had excess cash available as collateral against outstanding trade and stand-by letters of credit of approximately $94.1 million at January 4, 2003. The Company also had cash in operating accounts of approximately $19.9 million at January 4, 2003, not including restricted cash held in escrow (subsequently returned to the Company in February 2003) of $1.7 million related to the sale of Penhaligon's and cash deposits of $4.4 million, subsequently returned to the Company. Cash in operating accounts primarily represents lock-box receipts not yet cleared or available to the Company and cash held by foreign subsidiaries.

    Pursuant to the terms of the Plan, the Company distributed $106.1 million of cash to the Company's pre-petition secured creditors on February 4, 2003. The source of the cash distribution was excess cash on hand of $75.5 million and borrowing of $39.2 million under the Exit Financing Facility. The Company also made $8.6 million of cash distributions for various administrative claims and expenses, including bank fees associated with the Exit Financing Facility on February 4, 2003. As of March 18, 2003, the Company had borrowed approximately $76.0 million under the Exit Financing Facility and had approximately $140.5 million of additional credit available (including outstanding letters of credit and considering the borrowing base availability) under the Exit Financing Facility.

    The Company's Pension Plan covers substantially all domestic full time employees. The Company amended the Pension Plan effective January 1, 2003 such that participants in the Pension Plan will not earn any future benefits under the Pension Plan. The Pension Plan is not fully funded and will require cash contributions from the Company of approximately $9.3 million in fiscal 2003 and approximately $27.7 million over the next five years. Pension Plan obligations by year are summarized in the table of future cash commitments included below. The amount and timing of cash contributions to the Pension Plan are affected by the return that Pension Plan assets earn and the age and mortality of Pension Plan participants and other factors, none of which are under the control of the Company.

PRE-PETITION DEBT

    The Company was in default on substantially all of its U.S. pre-petition credit agreements as of January 4, 2003. In accordance with the provision of SOP 90-7, pre-petition debt of the Debtors has been reclassified with liabilities subject to compromise in the consolidated balance sheet at January 4, 2003 and January 5, 2002. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on the Petition Date. The Company has continued to accrue interest on certain foreign credit agreements that are subject to standstill and intercreditor agreements. Such interest of approximately $14.8 million was paid pursuant to the Plan on February 4, 2003. Such interest is included in liabilities subject to compromise at January 4, 2003. A brief description of each pre-petition credit facility and the terms thereof is included below.

    AMENDMENT AGREEMENT

    On October 6, 2000, the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement (the 'Amendment Agreement') and an Inter-creditor Agreement. Pursuant to the Amendment Agreement, the Company's credit facilities were modified so that each contained identical representations and warranties, covenants, mandatory prepayment obligations and events of default. The Amendment Agreement also amended uncommitted credit facilities and those which matured prior to August 12, 2002 so that they would mature on August 12, 2002 (the maturity dates of the credit facilities due after August 12, 2002 were unaffected).

    The Amendment Agreement made the margins added to a base rate or Eurodollar rate loan uniform under the credit facilities with such rate determined according to the debt rating of the Company. As of December 30, 2000, the applicable margin for base rate advances under the credit facilities was 2.5%, and the applicable margin for Eurodollar rate advances under the credit facilities was 3.5%. The Amendment Agreement also made the fee charged based on the letters of credit outstanding and a commitment fee charged based on the undrawn amount of the credit facilities consistent across the credit facilities. Both of these fees also varied according to the Company's debt rating.

    As part of the signing of the Amendment Agreement, obligations under each of the credit facilities were guaranteed by the Company, by all of its domestic subsidiaries and, on a limited basis, by all of its subsidiaries located in Barbados, Belgium, Canada, France, Germany, Hong Kong, Mexico, the Netherlands and the United Kingdom. The Company and each of such entities granted liens on substantially all of their assets to secure these obligations. As a result of the Amendment Agreement, as of December 30, 2000, the Company had committed to credit facilities in an aggregate amount of $2.6 billion, all of which were to mature on or after August 12, 2002, with substantially no debt amortization until then. All obligations under the Amendment Agreement were in default under the Chapter 11 Cases. The Company did not accrue interest on these obligations from the Petition Date, except for interest on certain foreign credit agreements, as previously noted. Creditors under the Amendment Agreement were considered secured creditors in the Chapter 11 Cases, and as such, in accordance with applicable bankruptcy law, received a higher priority than other classes of creditors. Amounts outstanding under the Amendment Agreement, not including accrued interest, at the Petition Date were approximately $2.2 billion, including $351.4 million of trade drafts. The Company has classified these obligations as liabilities subject to compromise. The Amendment Agreement and Amended DIP required that the proceeds from certain asset sales be used to repay amounts outstanding under the Company's pre-petition debt agreements. Such repayments were approximately $14.6 million in Fiscal 2002.

    $600,000,000 REVOLVING CREDIT FACILITY

    The Company was the borrower under a $600 million Revolving Credit Facility, which included a $100 million sub-facility available for letters of credit. This facility was scheduled to expire on August 12, 2002 in accordance with the terms of the Amended and Restated Credit Agreement, dated November 17, 1999, which governed the facility. Amounts borrowed under this facility were borrowed at either base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 5, 2002 and January 4, 2003, $595.1 million and $592.4 million, respectively, was outstanding under this facility, all of which is included in liabilities subject to compromise.

    $450,000,000 REVOLVING CREDIT FACILITY

    The Company was also a borrower under a $450 million Revolving Credit Facility, which was reduced to $423.6 million under the Amendment Agreement. The credit agreement governing this facility, dated November 17, 1999, provided that the term of the facility will expire on November 17, 2004. Amounts borrowed under this facility were subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of

January 5, 2002 and January 4, 2003, $423.6 million and $421.6 million, respectively, was outstanding under this facility, all of which is included in liabilities subject to compromise.

    $587,548,000 TERM LOAN

    The Company was also a borrower under a $600 million Term Loan, dated November 17, 1999, which was reduced to approximately $587.5 million under the Amendment Agreement. The maturity of this loan was also extended until August 12, 2002 in connection with the Amendment Agreement. Amounts borrowed under this facility were subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 5, 2002 and January 4, 2003, $587.5 million and $584.8 million, respectively, was outstanding under this facility all of which is included in liabilities subject to compromise.

    FRENCH FRANC FACILITIES

    The Company and its subsidiaries entered into French Franc facilities in July and August 1996 relating to its acquisition of Lejaby. These facilities, which were amended in April 1998 and in August and November 1999, included a term loan facility in an original amount of 370 million French Francs and a revolving credit facility of 480 million French Francs, which was reduced to
441.6 million French Francs pursuant to the Amendment Agreement. Amounts borrowed under these facilities were subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. Beginning in July 1997, the Company began repaying the term loan in annual installments, with a final installment due on December 31, 2001. In conjunction with the Amendment Agreement, the annual installments were eliminated, and the maturity of the loan was extended to August 12, 2002. The revolving portion of this facility provided for multi-currency revolving loans to be made to the Company and a number of its European subsidiaries. As of January 5, 2002 and January 4, 2003, the total amount outstanding under these facilities was $59.5 million equivalent and $55.4 million equivalent, respectively, all of which is included in liabilities subject to compromise.

    $400,000,000 TRADE CREDIT FACILITY

    On October 6, 2000, in conjunction with signing the Amendment Agreement, the Company entered into a new $400 million Trade Credit Facility which provided commercial letters of credit for the purchase of inventory from suppliers and offered the Company extended terms for periods of up to 180 days ('Trade Drafts'). Amounts drawn under this facility were subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. The Company classified the 180-day Trade Drafts in trade accounts payable. As of January 5, 2002 and January 4, 2003, the Company had approximately $351.4 million and $349.7 million, respectively, of Trade Drafts outstanding under this facility, all of which is included in liabilities subject to compromise.

    OTHER FACILITIES

    In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. This loan was due to be repaid in equal installments with a final maturity date of July 4, 2002. Amounts outstanding under this agreement as of January 5, 2002 and January 4, 2003 were $27.2 million and $27.0 million, respectively, and are included in liabilities subject to compromise.

    The Company issued $40.4 million of notes in conjunction with the amendment of its Equity Agreements with two of its banks. Amounts borrowed under these notes were subject to interest at a rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. These notes were to mature on August 12, 2002. As of January 5, 2002 and January 4, 2003, the total amount outstanding under the Equity Agreements, including Equity Adjustments, was $56.7 million and $56.5 million, respectively. Loans related to the Equity Agreements outstanding are included in liabilities subject to compromise.

PRE-PETITION DEBT AGREEMENTS -- SUBJECT TO STANDSTILL AGREEMENTS

    FOREIGN CREDIT FACILITIES

    The Company and certain of its foreign subsidiaries entered into credit agreements that provided for revolving lines of credit and issuance of letters of credit ('Foreign Credit Facilities'). At January 5, 2002 and January 4, 2003, the total outstanding amounts of the Foreign Credit Facilities were approximately $83.9 million equivalent and $91.5 million equivalent, respectively. The increase in the Foreign Credit Facilities outstanding balance from the end of Fiscal 2001 to the end of Fiscal 2002 reflects unfavorable exchange rate movement in the Euro, Pound Sterling and Canadian dollar compared to the United States dollar. The foreign subsidiaries were not parties to the Chapter 11 Cases. The Foreign Credit Facilities are subject to standstill and inter-creditor agreements. The Company recorded interest expense of $4.1 million and $9.8 million in Fiscal 2001 and Fiscal 2002, respectively, on certain of these foreign credit facilities. The Plan required the payment of such interest and, as a result, the Company repaid the outstanding principal amount and accrued interest totaling $106.1 million pursuant to the terms of the Plan on February 4, 2003.

RESTRICTIVE COVENANTS -- AMENDMENT AGREEMENT

    Pursuant to the terms of the Amendment Agreement, the Company was required to maintain certain financial ratios and was prohibited from paying dividends. On March 29, 2001, lenders under the Amendment Agreement waived compliance with the financial ratios until April 16, 2001. On April 13, 2001, the lenders extended this waiver until May 16, 2001 and, on May 16, 2001, the lenders extended the waiver to June 15, 2001. The Company filed for protection under Chapter 11 of the Bankruptcy Code on June 11, 2001.

RESTRICTIVE COVENANTS -- AMENDED DIP

    The Amended DIP contained financial and restrictive covenants that, among other things, required the Company to achieve a minimum level of EBITDAR, as defined, restricted the amount of capital expenditures the Company could incur and prohibited the Company from incurring additional indebtedness and paying dividends. As of January 5, 2002 and January 4, 2003, the Company was in compliance with all covenants of the Amended DIP.

RESTRICTIVE COVENANTS -- EXIT FINANCING FACILITY AND SECOND LIEN NOTES

    The Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends and prohibit the Company from incurring material additional indebtedness. The indenture pursuant to which the Second Lien Notes were issued contains certain covenants that, among other things, limit investments and asset sales, prohibits the payment of cash dividends and prohibits the Company from incurring material additional indebtedness.

COMMITMENTS AND CONTINGENCIES

    Prior to the Petition Date, the Company utilized a bankruptcy remote special purpose entity for the purpose of securitizing its outstanding accounts receivable. Pursuant to the terms of the Amended DIP, the securitization facility was terminated and all outstanding amounts due under the securitization facility were repaid on June 11, 2001. See Note 4 of Notes to Consolidated Financial Statements. As of January 4, 2003, the Company is not engaged in off-balance sheet arrangements through unconsolidated, limited purpose entities. There are no material guarantees of debt or other commitments, other than those mentioned herein related to trade and standby letters of credit issued under the Amended DIP, or otherwise reflected in the table below, existing at January 4, 2003.

    The Company has entered into operating lease agreements for manufacturing, distribution and administrative facilities and retail stores. The Company has provided approximately $20.6 million and $32.4 million for the estimated total amount of claims the Company expected to receive related to rejected leases as of January 5, 2002 and January 4, 2003, respectively. In addition, the Company has entered into operating leases for equipment and other assets and has accepted certain lease agreements pursuant to the Plan.

    Future contractual obligations of the Company including leases accepted as part of the Plan as of January 4, 2003 are summarized below:

                                                         PAYMENTS DUE BY YEAR(A)
                                      -------------------------------------------------------------
                                        2003      2004      2005      2006      2007     THEREAFTER
                                        ----      ----      ----      ----      ----     ----------
                                                         (DOLLARS IN THOUSANDS)
Exit Financing Facility(b)..........  $  --      $ --      $ --      $ --      $ --       $ --
Retention plan bonuses(c)...........     4,746     --        --        --        --         --
Severance obligations(d)............    12,000     --        --        --        --         --
Pension plan funding(e).............     9,320     3,501    14,271     7,533     2,399      --
GECC debt(f)........................     5,603
Operating leases(g).................    20,264    14,790     9,417     6,386     4,855      35,401
Minimum royalties(h)................    19,828    20,403    22,603    22,803    23,003     205,840
Second Lien Notes(i)................        --    40,188    40,188    40,188    40,188      40,188
Trade letters of credit(j)..........    45,504     --        --        --        --         --
Other long-term debt................       475       313       313       313     --         --
                                      --------   -------   -------   -------   -------    --------
    Total...........................  $117,740   $79,195   $86,792   $77,223   $70,445    $281,429
                                      --------   -------   -------   -------   -------    --------
                                      --------   -------   -------   -------   -------    --------

---------

(a) Does not include approximately $2.4 billion of liabilities subject to compromise in the Chapter 11 Cases (including
     $120.0 million payable under Company-obligated mandatorily redeemable convertible preferred securities).

(b) The Exit Financing Facility matures on February 4, 2007. There were no amounts outstanding under the Exit Financing Facility or the Amended DIP as of January 4, 2003, therefore no maturity amount is included in the commitments table. The Company had approximately $76.0 million of outstanding borrowing under the Exit Financing Facility on March 18, 2003.

(c) Reflects the liability for stay bonuses and discretionary bonuses for key employees during the Chapter 11 Cases.

(d) Reflects estimated severance and other obligations related to the Company's European consolidation.

(e) Estimates of total Pension Plan funding subject to final calculation by actuaries based on assumptions and other factors.

(f) Reflects remaining GECC settlement payments as approved by the Bankruptcy Court in June 2002.

(g) Includes all operating leases which were accepted under the provisions of the Bankruptcy and includes rent due under the lease entered in March 2003 for office space in New York, New York of $2.1 million -- 2003, $3.6 million -- 2004, $3.6 million -- 2005, $3.6 million -- 2006, $3.6 million
      -- 2007, $33.5 million thereafter. See Note 19 of Notes to Consolidated Financial Statements.

(h) Includes all minimum royalty obligations. Some of the Company's license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year.

(i)  Issued pursuant to the Plan on February 4, 2003.

(j) Trade letters of credit represent obligations to suppliers for inventory purchases. The trade letters of credit generally have maturities of six months or less and will only be paid upon satisfactory delivery of the inventory by the supplier. The Company also has contingent liabilities under standby letters of credit in the amount of $15.2 million representing guarantees of performance under various contractual obligations. These commitments will only be drawn if the Company fails to meet its obligations under the related contract.

    The Company paid a quarterly cash dividend on its common stock from June 1995 through December 2000. Total dividends paid in Fiscal 2000 were $14.4 million. The Company suspended payment of its cash dividend in December 2000. Under the terms of the Exit Financing Facility, the

Company is prohibited from paying dividends or making distributions to stockholders. See Item 5. Market for the Company's Common Equity and Related Stockholder Matters.

SEASONALITY

    The operations of the Company are somewhat seasonal. In Fiscal 2002, approximately 53.1% of the Company's net revenues were generated in the first half of the fiscal year. The Company's Swimwear business is seasonal; approximately 71.2% of the Swimwear Group's net revenues were generated in the first half of the 2002 fiscal year. The working capital needs of the Swimwear Group partially offset the working capital needs of the remaining businesses of the Company. Sales and earnings from the Company's other Groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

    The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2001 and Fiscal 2002.

                                                              THREE MONTHS ENDED
                            --------------------------------------------------------------------------------------
                            APRIL 7,    JULY 7,    OCT. 6,    JAN. 5,    APRIL 6,    JULY 6,    OCT 5,    JAN. 4,
                              2001        2001       2001       2002       2002        2002      2002       2003
                              ----        ----       ----       ----       ----        ----      ----       ----
                                                            (DOLLARS IN MILLIONS)
Net revenues..............   $ 499.2    $ 362.3     $397.7    $ 412.1     $410.1      $381.8    $345.5     $355.6
Operating income (loss)...   $   3.2    $(216.5)    $(26.7)   $(163.1)    $  0.7      $(27.3)   $ (8.8)    $(51.9)
Cash flow provided by
  (used in) operating
  activities..............   $(257.5)   $(197.1)    $ 15.8    $   5.6     $ 43.0      $175.4    $(15.2)    $ 29.2

INFLATION

    The Company does not believe that the relatively moderate levels of inflation in the United States, Canada and Western Europe have had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, the Company has been able to offset such effects by increasing prices or instituting improvements in productivity. Mexico historically has been subject to high rates of inflation; however, the effects of inflation on the operation of the Company's Mexican subsidiaries have not had a material effect on the results of the Company in any of the last three fiscal years.

NEW ACCOUNTING STANDARDS

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted the provisions of SFAS 143 for its 2003 fiscal year and does not expect the adoption of SFAS 143 to have a material impact on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS
13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for the period beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the financial position or results of operations of the Company.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ('EITF') Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring).' SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

    The FASB has issued SFAS No. 148 'Accounting for Stock-Based
Compensation -- Transition and Disclosure.' SFAS 148 amends SFAS No. 123, 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148. As of January 4, 2003, the Company accounts for stock-based employee compensation in accordance with APB Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related interpretations.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others ('FIN 45'). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual period beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the Company's consolidated financial statements.

    In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51 ('FIN 46').
FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required and therefore does not expect FIN 46 to have a material effect on the Company's consolidated financial statements.

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

INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. Prior to the Petition Date, the Company entered into interest rate swap agreements, which had the effect of converting the Company's variable rate obligations to fixed rate obligations to reduce the impact of interest rate fluctuations on cash flow and interest expense. As of October 6, 2001, the Company had terminated all previously outstanding interest rate swap agreements. As of January 4, 2003, the Company did not have any borrowings outstanding under the Amended DIP, therefore a hypothetical 10% adverse change in interest rates during Fiscal 2002 would not have had a significant impact on the Company's interest expense in Fiscal 2002. The Company estimates that a hypothetical 10% adverse change in interest rates would increase the Company's projected interest expense for fiscal 2003 by approximately $1.0 million.

FOREIGN EXCHANGE RISK

    The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and Euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of January 4, 2003, the Company had no such financial instruments outstanding.

EQUITY PRICE RISK

    The Company was subject to market risk from changes in its stock price as a result of its Equity Agreements with several banks prior to the Petition Date. The Equity Agreements were required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. As of December 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively, to $4.50 a share. In return for this reduction the banks received interest-bearing notes payable on August 12, 2002 in an aggregate amount of $40,372 which resulted in a corresponding charge to shareholders equity. Amounts recorded as liabilities subject to compromise as of January 4, 2003 were approximately $56.5 million. The amount of equity notes outstanding reflects repayments of Equity Agreements of approximately $0.2 million in the first quarter of Fiscal 2002 from the proceeds of the Penhaligon's and GJM sales. See Note 17 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 15 of Part IV.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The directors and executive officers of the Company, their age and their position as of March 28, 2003 are set forth below.

                   NAME                     AGE                        POSITION
                   ----                     ---                        --------
Stuart D. Buchalter.......................  65    Non-Executive Chairman of the Board
Antonio C. Alvarez II.....................  54    Director, President and Chief Executive Officer
James P. Fogarty..........................  34    Director, Senior Vice President--Finance and
                                                  Chief Financial Officer
Stanley P. Silverstein....................  50    Senior Vice President--Corporate Development,
                                                  Chief Administrative Officer and Secretary
Jay A. Galluzzo...........................  28    Vice President and General Counsel
Richard Karl Goeltz.......................  60    Director
Harvey Golub..............................  63    Director

    Mr. Buchalter currently serves as Non-Executive Chairman of the Board of Directors for the Company. Mr. Buchalter was elected to the Board of Directors of the Company in February 2000 and served as a member of the Board's Restructuring Committee from June 2001 to February 2003. Mr. Buchalter is Of Counsel to the California law firm of Buchalter, Nemer, Fields & Younger P.C. Mr. Buchalter serves as a director of City National Corporation. He also serves as the Chairman of the Board of Trustees of Otis College of Art & Design. Mr. Buchalter attended Harvard Law School, earning an L.L.B. in 1962 and did his undergraduate work at the University of California at Berkeley, receiving a B.A. in 1959.

    Mr. Alvarez was elected President and Chief Executive Officer of the Company on November 16, 2001 and was elected to the Board of Directors on March 19, 2002. Mr. Alvarez served as a member of the Board's Restructuring Committee from March 2002 until February 2003. Prior to his election to these positions, Mr. Alvarez served the Company as Chief Restructuring Officer from June 11, 2001 to November 16, 2001 and as Chief Restructuring Advisor to the Company while employed by A&M, a leading turnaround and crisis management consulting firm, from April 30, 2001 to June 11, 2001. Mr. Alvarez is a co-founding Managing Director of A&M. Over the last 18 years, Mr. Alvarez has served as restructuring officer, consultant or operating officer of numerous troubled companies.

    Mr. Fogarty was elected Senior Vice President-Finance and Chief Financial Officer of the Company on December 20, 2001. Mr. Fogarty was elected to the Company's Board of Directors on February 6, 2003. Prior to his election to these positions, Mr. Fogarty served the Company as Senior Vice President from June 11, 2001 to December 20, 2001 and served as an advisor to the Company (while employed by A&M) from April 30, 2001 to June 11, 2001. Mr. Fogarty, a Managing Director of A&M, has been associated with A&M since August 1994. As part of his work with A&M, Mr. Fogarty has held management positions with Bridge Information Systems, DDS Partners LLC, AM Cosmetics, Inc. and Color Tile, Inc. In addition, Mr. Fogarty provided restructuring advisory services to Fruehauf Trailer and Homeland Stores, Inc. Mr. Fogarty was associated with the accounting firm KPMG from June 1990 until July 1994. Mr. Fogarty holds an M.B.A. in Finance and Accounting from the Leonard Stern School of Business at New York University, an M.S. in Accounting from the Leonard Stern School of Business at New York University and a B.A. in Economics and Computer Science from Williams College.

    Mr. Silverstein has served as Senior Vice President--Corporate Development of the Company since March 2003 and as Chief Administrative Officer since December 2001. Mr. Silverstein served as Vice President and General Counsel of the Company from December 1990 until February 2003. Mr. Silverstein served as Assistant Secretary of the Company from June 1986 until his appointment as Secretary in January 1987. Mr. Silverstein received a J.D. from Harvard Law School in 1977 and a B.A. from Yale College in 1974.

    Mr. Galluzzo has served as Vice President and General Counsel of the Company since March 2003. Mr. Galluzzo was formerly associated with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP ('Skadden Arps'). Prior to joining Skadden Arps in October 2000, Mr. Galluzzo served as a law clerk to the Hon. Charles L. Brieant, United States District Judge for the Southern District of New York. Mr. Galluzzo received a J.D. from Columbia Law School and holds a B.A. in Communications and Sociology from the University of Pennsylvania.

    Mr. Goeltz has been a Director of the Company since July 2002. Mr. Goeltz served as Vice Chairman and Chief Financial Officer of the American Express Company from 1996 to 2000. Previously, Mr. Goeltz was Group Chief Financial Officer and a member of the Board of Directors of NatWest Group ('NatWest'), the parent company of National Westminister Bank PLC. Prior to joining NatWest, Mr. Goeltz served The Seagram Company for over 20 years in a variety of management positions. Mr. Goeltz previously held various financial positions in the treasurer's department of Exxon Corporation in New York and Central America. Mr. Goeltz is a director of the New Germany Fund, a member of the Board of Overseers of Columbia Business School, a director of Opera Orchestra of New York, a member of the Council on Foreign Relations and a member of the Court of Governors of the London School of Economics and Political Science. Mr. Goeltz received his M.B.A. from Columbia Business School, his B.A. in Economics from Brown University and also studied at the London School of Economics and New York University.

    Mr. Golub has been a Director of the Company since January 2001. Mr. Golub served as a member of the Restructuring Committee of the Board of Directors from June 2001 until February 2003. Mr. Golub served as a member of the Board of Directors of American Express Company from September 1990 until his retirement in April 2001, as Chairman of American Express Company from August 1993 until April 2001 and as Chief Executive Officer from January 1993 to January 2001. Mr. Golub serves as a Director of Campbell Soup Company and Dow Jones & Co., and as the Chairman and Chief Executive Officer of Airclic Inc., Chairman of ClientLogic and Chairman of TH Lee Putnam Ventures. Mr. Golub also serves on the Boards of Lincoln Center for the Performing Arts, the American Enterprise Institute and the New York-Presbyterian Hospitals, Inc. Mr. Golub serves as a Senior Advisor to Lazard Freres.

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

    Based solely on a review of the copies of such reports furnished to the Company, the Company believes that, during the fiscal year ended January 4, 2003, all Section 16(a) filing requirements applicable to the Company's executive officers and directors and greater than ten percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table discloses summary information regarding the compensation of (i) Antonio C. Alvarez II, the Chief Executive Officer and (ii) the two most highly compensated officers serving at January 4, 2003 other than Mr. Alvarez, namely James P. Fogarty, Senior Vice President-Finance and Chief Financial Officer and Stanley P. Silverstein, Senior Vice President-Corporate Development, Chief Administrative Officer and Secretary (collectively, the 'Named Executives').

                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                                ANNUAL COMPENSATION                AWARDS
                                                       --------------------------------------   ------------
                                                                                                 SECURITIES
                                                                                       OTHER     UNDERLYING        ALL
                                                                                      ANNUAL      OPTIONS/        OTHER
                                                                                      COMPEN-      SAR'S         COMPEN-
                                                       YEAR     SALARY      BONUS     SATION      (SHARES)        SATION
                                                       ----     ------      -----     ------      --------        ------
  NAME OF OFFICER AND POSITION(S):
  Antonio C. Alvarez II (a) ........................   2002   $1,500,058   $  --        (b)      $  --            $--
   President and Chief Executive Officer               2001    1,152,927      --        (b)         --             --
                                                       2000       --          --        --          --             --

  James P. Fogarty (c) .............................   2002      375,014      --        (b)         --             1,530(e)
   Senior Vice President-Finance and Chief Financial   2001      210,344      --        (b)         --             --
   Officer                                             2000       --          --        --          --             --

  Stanley P. Silverstein (f) .......................   2002      450,018    187,500(d)   (b)        --             --
   Senior Vice President-Corporate Development,        2001      450,018    187,500(d)   (b)        --             --
   Chief Administrative Officer and Secretary          2000      525,061      --        (b)        100,000         --

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

(b) Other annual compensation was less than $50,000 or 10% of such officer's annual salary and bonus for such year.

(c) Mr. Fogarty was elected Chief Financial Officer of the Company on December 20, 2001. Prior to his election to this position, Mr. Fogarty served the Company as Senior Vice President from June 11, 2001 to December 20, 2001 and served as an advisor to the Company (while employed by A&M) from April 30, 2001 to June 11, 2001. See Item 13. Certain Relationships.

(d)  Represents retention bonus paid pursuant to the Company's
     Key Domestic Employee Retention Plan implemented as a result of the Chapter 11 Cases.

(e) Represents employer matching contributions under the Company's Employee Savings Plan.

(f) In March 2003, Mr. Silverstein was appointed Senior Vice President-Corporate Development and continued to serve as Chief Administrative Officer and Secretary. Prior to March 2003, Mr. Silverstein served as Vice President, General Counsel, Secretary and Chief Administrative Officer.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

    There were no Option/SAR grants to any employee, including the Named Executives, in Fiscal 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

    There were no Option/SAR exercises by any employee or Named Executives in Fiscal 2002. Pursuant to the terms of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received no distribution. As of January 4, 2003, all options (including Mr. Silverstein's options) were out-of-the money and were cancelled pursuant to the Plan on February 4, 2003.

                      AGGREGATED OPTIONS/SAR EXERCISES IN
                 LAST FISCAL YEAR AND FY-END OPTIONS/SAR VALUES

                                                                 NUMBER OF
                                                                 SECURITIES
                                                                 UNDERLYING
                                                                UNEXERCISED
                                                              OPTIONS/SARS AT
                                                              FISCAL YEAR-END
                                                              (#) EXERCISABLE/
                                                               UNEXERCISABLE
                                                               -------------
Antonio C. Alvarez..........................................              0/0
James P. Fogarty............................................              0/0
Stanley P. Silverstein......................................   792,577/50,000

PENSION PLAN

                               PENSION PLAN TABLE

                                                   YEARS OF SERVICE
 AVERAGE ANNUAL COMPENSATION   ---------------------------------------------------------
        BEST 12 YEARS             5        10        15        20        25        30
        -------------             -        --        --        --        --        --
$100,000.....................  $ 6,884   $13,767   $20,651   $27,535   $34,418   $41,302
$150,000.....................   10,884    21,767    32,651    43,535    54,418    65,302
$200,000.....................   11,350    22,701    34,051    45,401    56,752    68,102
$250,000.....................   11,350    22,701    34,051    45,401    56,752    68,102
$300,000.....................   11,350    22,701    34,051    45,401    56,752    68,102

    The preceding table sets forth the annual pension benefits payable at age 65 pursuant to the Company's Pension Plan, which provides such pension benefits to all qualified personnel based on the average highest twelve consecutive calendar years' compensation multiplied by the years of credited service. Such benefits payable are expressed as straight life annuity amounts and are not subject to reduction for social security or other offset. Benefits under the Company's Pension Plan were frozen effective December 31, 2002, and as a result no future benefits will be earned by any participant in the Plan. As of January 4, 2003, the credited years of service under the plan for the Named Executives are: Mr. Fogarty, one year, seven months; and Mr. Silverstein, 18 years, nine months. Pursuant to the terms of his employment agreement, Mr. Alvarez was not eligible to participate in the Company's Pension Plan. The current maximum, remuneration covered by the Company's Employee Retirement Plan for each such individual is $170,000. Such amounts are included in the Summary Compensation Table under 'Salary' and 'Bonus'.

COMPENSATION OF DIRECTORS

    The Company does not pay any additional remuneration to employees for serving as directors of the Company. For his service as Non-Executive Chairman of the Board from November 2001 through February 4, 2003, Mr. Buchalter was paid an annual fee of $500,000, payable semi-monthly. As reported in the Plan, Mr. Buchalter will receive $500,000 per year for his continued service as Non-Executive Chairman of the Board. Upon the hiring of a permanent chief executive officer and the appointment of two additional directors, Mr. Buchalter's compensation for his service as Non-Executive Chairman of the Board will be reduced to $250,000 per year. In connection with the consummation of the Plan on February 4, 2003, Mr. Buchalter was paid a cash bonus of $210,004. In addition, Mr. Buchalter will receive 12,975 shares of New Common Stock upon the approval by the stockholders of the Company of the Company's 2003 Stock Incentive Plan.

    In Fiscal 2002, other directors of the Company who were not employees received an annual retainer fee of $50,000, payable in cash, plus fees of $1,500 per day for attendance at meetings of the Board of Directors and $1,000 per day for attendance at meetings of its committees. In addition, the Chairmen of the Audit, Restructuring, Compensation and Pension Committees were paid additional fees of $4,375, $4,375, $1,458 and $1,458, respectively. Directors of the Company were also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

    Effective February 4, 2003, other directors of the Company who are not employees receive an annual retainer fee of $65,000, payable 60% in cash and 40% in equity, plus fees of $2,500 per day for attendance at meetings of the Board of Directors and $1,000 per day for attendance at meetings of its committees, and the Chairmen of the Audit, Compensation and Nominating and Corporate Governance Committees are paid additional annual fees of $10,000, $5,000 and $5,000, respectively. Directors of the Company are also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and its committees.

EMPLOYMENT AGREEMENTS

    Antonio C. Alvarez II. Mr. Alvarez's services to the Company were initially governed by a contract with A&M, dated April 30, 2001, pursuant to which Mr. Alvarez served as the Company's Chief Restructuring Advisor. See Item 13. Certain Relationships. The Company then entered into an employment agreement with Mr. Alvarez, effective June 11, 2001, pursuant to which Mr. Alvarez served as the Company's Chief Restructuring Officer. The employment agreement was amended in connection with his election to the positions of President and Chief Executive Officer in November 2001 (the employment agreement, as amended, the 'Alvarez Agreement'). The Alvarez Agreement, as further amended, was subsequently approved by the Bankruptcy Court on February 21, 2002. The term of the Alvarez Agreement was further amended as of July 16, 2002 to extend through the earlier of April 30, 2003 or consummation of a plan of reorganization for all or substantially all of the Debtors in the Chapter 11 Cases. The Alvarez Agreement provided for Mr. Alvarez's employment as President and Chief Executive Officer of the Company at a monthly base salary of $0.125 million. Under the Alvarez Agreement, Mr. Alvarez was not entitled to participate in the Company's benefit plans or programs, including its pension or group health care programs. The Alvarez Agreement provided that Mr. Alvarez would be entitled to earn an incentive bonus of not less than $2.25 million (the 'Minimum Bonus'), payable following the 'Final Payment Date,' which was defined as the earlier of (i) the expiration of the Alvarez Agreement, (ii) the date on which there is a complete disposition of the Company (whether by a sale of substantially all of the Company's stock or assets or otherwise), (iii) the date on which a plan of reorganization is consummated or (iv) the date on which Mr. Alvarez's employment is terminated either by the Company without 'Cause' or by Mr. Alvarez for 'Good Reason' (each term as defined in the Alvarez Agreement). All or part of the Minimum Bonus could have become payable earlier than the Final Payment Date if certain financial targets were met. Mr. Alvarez was also entitled to earn an incremental bonus (the 'Incremental Bonus') based upon the value of the pool of funds available for distribution to creditors under the Plan ('CPP' as defined in the Alvarez Agreement). No Incremental Bonus was payable until the CPP exceeded $625 million. The amount of the Incremental Bonus was to be calculated as an escalating percentage of the amount by which the CPP exceeded $625 million. The Incremental Bonus, if earned, was payable following the Final Payment Date, but portions of the Incremental Bonus may have been paid earlier than the Final Payment Date if certain financial targets were met. The Alvarez Agreement provided that the Incremental Bonus was to be paid in cash, debt or securities in the same proportions as the CPP, except that no less than $2.25 million of the Incremental Bonus was to be paid in cash. Pursuant to the Plan and pursuant to the Alvarez Agreement, as modified, on the Effective Date of the Plan, Mr. Alvarez received an incentive bonus of approximately $1.950 million in cash, Second Lien Notes in the principal amount of $0.942 million and approximately 0.59% of the New Common Stock (266,400 shares). As discussed below in Item 13. Certain Relationships, effective as of February 4, 2003, the Alvarez Agreement was replaced with, and superceded by, the A&M Agreement (as defined below).

    James P. Fogarty. Mr. Fogarty's services to the Company were initially governed by the contract with A&M, dated April 30, 2001, pursuant to which Mr. Fogarty served as an advisor to the Company. See Item 13. Certain Relationships. On June 11, 2001, the Company entered into an employment agreement with Mr. Fogarty (the 'Fogarty Agreement') which set forth the terms and conditions of Mr. Fogarty's employment. The term of the Fogarty Agreement was amended as of July 16, 2002 to extend through the earlier of April 30, 2003 or consummation of a plan of reorganization for all or substantially all of the Debtors in the Chapter 11 Cases. The Fogarty Agreement could have been terminated by either party upon 30 days' written notice. The Fogarty Agreement provided for Mr. Fogarty's employment as Senior Vice President Finance at an annual base salary of $0.375 million as well as certain other benefits and reimbursement of expenses. Mr. Fogarty was elected to the additional position of Chief Financial Officer on December 20, 2001. Mr. Fogarty was entitled to participate in all of the Company's employee benefit plans and programs, including its pension and group health benefit plans. As discussed below in Item 13. Certain Relationships, effective as of February 4, 2003, the Fogarty Agreement was replaced with, and superceded by, the A&M Agreement.

KEY DOMESTIC EMPLOYEE RETENTION PLAN

    In connection with the Chapter 11 Cases, the Company instituted a Key Domestic Employee Retention Plan (the 'Retention Plan') which was approved by the Bankruptcy Court. The Retention Plan provided for stay bonuses, enhanced severance protection and discretionary transaction bonus opportunities during the Chapter 11 Cases. The stay bonuses provided under the Retention Plan replaced the Company's existing bonus and other cash incentive compensation programs for the participants. Approximately 245 key domestic employees, including Mr. Silverstein, were covered under the Retention Plan. One-third of the total stay bonus was paid to Mr. Silverstein on December 10, 2001, one-third was paid on June 10, 2002 and one-third was paid on February 7, 2003. No severance or discretionary transaction bonus was paid to Mr. Silverstein.

    As a condition to participating in the Retention Plan, all participants were required to execute an Employee Waiver, Release and Discharge of Claims which released the Company and its affiliates from claims by the participants against the Company (except with respect to certain indemnification rights and claims arising under the Company's retirement and savings plans).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During Fiscal 2002, the members of the Compensation Committee were Mr. Joseph A. Califano, Jr. Mr. Donald G. Drapkin and Mr. Golub, Chairman, all of whom were non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information as of January 4, 2003 with respect to the Company's Old Common Stock issuable under its equity compensation plans:

                                                                                       NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                             NUMBER OF                                  FOR FUTURE ISSUANCE
                                             SECURITIES                                    UNDER EQUITY
                                         TO BE ISSUED UPON       WEIGHTED-AVERAGE       COMPENSATION PLANS
                                            EXERCISE OF         EXERCISE PRICE OF      (EXCLUDING SECURITIES
                                        OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     REFLECTED IN COLUMN
PLAN CATEGORY                           WARRANTS AND RIGHTS    WARRANTS AND RIGHTS            (A))(2)
-------------                           --------------------   --------------------   -----------------------
                                                (A)                    (B)                      (C)
Equity Compensation Plans approved by
  stock holders:......................
    1991 Stock Option Plan............          59,900                $26.74                   143,025
    1993 Stock Plan...................       1,177,613                $22.54                12,954,701
    1993 Non-Employee Director Stock
      Plan............................          70,000                $20.21                   330,000
    1998 Stock Plan for Non-Employee
      Directors(1)....................         340,000                $12.45                11,902,629
Equity Compensation Plans not approved
  by stock holders:...................
    1988 Employee Stock Purchase
      Plan............................              --                   n/a                   278,700
    1997 Stock Option Plan............       2,044,850                $19.03                 9,844,515

---------
(1) Provides for issuance of shares up to the number of shares held in the Company's treasury.

(2) Pursuant to the terms of the Plan, the Old Common Stock and derivative securities relating to the Old Common Stock, including all outstanding options, were cancelled on February 4, 2003.

DESCRIPTION OF NON-STOCKHOLDER APPROVED PLANS

    1988 Employee Stock Purchase Plan (the '1988 Plan'). The 1988 Plan provided for the sale of shares of Old Common Stock to certain key employees and directors of the Company. The number of shares subject to the 1988 Plan was subject to equitable adjustment in the event of certain corporate events such as mergers, consolidations, recapitalizations and stock splits. The 1988 Plan was administered by the Compensation Committee of the Board, which had the authority to determine the number of shares to be sold or granted, the time at which restrictions on shares would lapse, voting requirements and other terms and conditions of the purchase agreement between the Company and the participant to whom shares were granted or sold. Generally, shares granted or sold under the 1988 Plan vested over a four-year period, were subject to repurchase if the participant's employment or service terminated, and were subject to restrictions on transfer of any interest in such shares.

    1997 Stock Option Plan (the '1997 Plan'). The 1997 Plan provided for the grant of stock options on Old Common Stock and restricted shares of Old Common Stock to selected employees (including employees who were directors) of the Company. Shares to be issued under the 1997 Plan were treasury shares of the Company and thus were exempted from the shareholder approval requirements of the NYSE. The 1997 Plan was administered by the Compensation Committee of the Board, which had the authority to determine the persons to whom awards were to be granted and the terms and conditions of awards, provided that the per share exercise price of options granted under the 1997 Plan could not be less than 100% of the fair market value of a share of Old Common Stock on the date of grant. Adjustments in the number and kind of shares subject to awards granted under the 1997 Plan were to be made in the event that the Compensation Committee determined that a dividend or other distribution, recapitalization, stock split, reorganization, merger, consolidation or other corporate events affected the shares such that an adjustment was necessary in order to prevent dilution or enlargement of the benefits intended to be made available under the 1997 Plan. In the event that any award, or any shares subject to an award, under the 1997 Plan were forfeited, or were returned to the Company following the exercise or vesting of an award, or an award otherwise terminated or was cancelled, the shares so forfeited would become available for future grants under the 1997 Plan. Awards granted under the 1997 Plan were generally non-transferable, and rights under such awards were exercisable only by the participant during the participant's lifetime.

STOCK INCENTIVE PLANS

    As of January 4, 2003, there remained outstanding options to purchase shares of Old Common Stock and restricted shares of Old Common Stock, which awards were previously granted to employees and directors of the Company under various Company management incentive plans. Pursuant to the terms of the Plan, the Old Common Stock and derivative securities relating to the Old Common Stock, including all outstanding options, were cancelled on February 4, 2003.

    On March 12, 2003, the Company's Board of Directors approved the adoption of the 2003 Stock Incentive Plan (the 'Stock Plan') and also approved the granting of an aggregate of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at fair market value. The Stock Plan and the aforementioned awards that have been approved are subject to approval of the Company's stockholders, at the next annual meeting of stockholders.

BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK

    The following table sets forth certain information with respect to beneficial ownership of the New Common Stock as of March 28, 2003 by (i) each of the Company's directors, (ii) each of the Company's executive officers, (iii) all directors and executive officers as a group and (iv) each person who is known by the Company to own five percent or more of any class of the Company's voting securities as of March 28, 2003.

                                                               SHARES BENEFICIALLY
                                                                      OWNED
                                                              ---------------------
                                                              NUMBER OF    PERCENT
                            NAME                               SHARES     OF SHARES
                            ----                               ------     ---------
Antonio C. Alvarez II(a)....................................    246,400        *
Stuart D. Buchalter(a)(b)...................................     12,975        *
James P. Fogarty(a).........................................     --            *
Jay A. Galluzzo(a)(c).......................................      3,000        *
Richard Karl Goeltz(a)......................................     --            *
Harvey Golub(a).............................................     --            *
Stanley P. Silverstein(a)(c)................................     33,000        *
All directors and executive officers as a group.............    295,375        *

OTHER 5% STOCKHOLDERS
The Bank of Nova Scotia(d)..................................  4,407,211      9.8%
Bank of America Corporation(e)..............................  2,692,655      6.0%
Chesapeake Partners Management Co., Inc.(f).................  2,597,613      5.8%
Commerzbank Aktiengesellschaft(g)...........................  4,240,252      9.4%
General Electric Capital Corporation(h).....................  3,939,786      8.8%
JP Morgan Chase Bank(i).....................................  3,731,329      8.3%
Societe Generale(j).........................................  4,425,436      9.8%

-------------

  *  Less than 1%

(a) The business address of each of the directors and officers is c/o The Warnaco Group, Inc., 90 Park Avenue, New York,
     New York 10016.

(b)  Shares to be issued pursuant to the 2003 Stock Incentive
     Plan, subject to stockholder approval at the next annual meeting of stockholders.

(c)  Shares of restricted stock to be issued pursuant to the 2003
     Stock Incentive Plan, subject to stockholder approval at the next annual meeting of stockholders. Restrictions lapse with respect to

                                              (footnotes continued on next page)

(footnotes continued from previous page)

     25% of such shares on September 12, 2003 and with respect to an additional 25% of such shares on each of the first, second and third anniversaries of September 12, 2003.

(d) Information based solely on a Schedule 13G dated February 10, 2003 filed with the SEC by The Bank of Nova Scotia ('Scotiabank'), 44 West King Street West, Toronto, Ontario, Canada, M5H 1H1, reporting the beneficial ownership of the shares of Common Stock set forth in the table. According to the Schedule 13G Scotiabank has sole voting power and sole dispositive power with respect to all such shares.

(e) Information based solely on a Schedule 13G, dated February 13, 2003, filed with the SEC by Bank of America Corporation, 100 North Tryon Street, Charlotte, North Carolina 28255, reporting the beneficial ownership of the shares of New Common Stock held by Bank of America Corporation ('BAC') and its affiliates and subsidiaries (i) NB Holdings Corporation ('NB'); (ii) Bank of America, N.A. ('BACNA'); (iii) BANA (#1) LLC ('LLC'); (iv) Banc of America Strategic Solutions, Inc. ('BASS'); (v) NationsBank Montgomery Holdings Corporation ('NBC'); and (vi) Banc of America Securities, LLC ('BACLLC'). According to the Schedule 13G (i) BAC has shared voting power and shared dispositive power with respect to 2,692,655 shares; (ii) NB has shared voting power and shared dispositive power with respect to 2,692,655 shares; (iii) BACNA has sole voting power and sole dispositive power with respect to 8,500 shares and has shared voting power and shared dispositive power with respect to 2,286,453 shares; (iv) LLC has shared voting power and shared dispositive power with respect to 2,286,453 shares; (v) BASS has sole voting power and sole dispositive power with respect to 2,286,453 shares; (vi) NBC has shared voting power and shared dispositive power with respect to 397,702 shares; and (vii) BACLLC has sole voting power and sole dispositive power with respect to 397,702 shares.

(f) Information based solely on a Schedule 13G, dated February 5, 2003, filed with the SEC by Chesapeake Partners Management Co., Inc. ('CPMC'), 1829 Reisterstown Road, Suite 220, Baltimore, Maryland, 21208, reporting the beneficial ownership of the shares of New Common Stock held by CPMC and its affiliates and subsidiaries (i) Chesapeake Partners Limited Partnership ('CPLP'); (ii) Chesapeake Partners Institutional Fund Limited Partnership ('CPIFLP'); (iii) Chesapeake Partners International Ltd. ('CPINTL'); and (iv) Barclay's Global Investors Event Driven Fund II ('Barclays'). According to the Schedule 13G (i) CPMC has shared voting and shared dispositive power with respect to 2,597,613 shares; (ii) CPLP has shared voting power and shared dispositive power with respect to 1,487,253 shares;
     (iii) CPIFLP has shared voting power and shared dispositive power with respect to 52,045 shares; (iv) CPINTL has shares voting power and shared dispositive power with respect to 977,015 shares; and (v) Barclays has shared voting power and shared dispositive power with respect to 81,300 shares.

(g) Information based solely on a letter dated March 25, 2003 from Commerzbank Aktiengesellschaft to the Company.

(h) Total represents the number of shares of New Common Stock distributed to General Electric Capital Corporation on
     February 4, 2002 pursuant to the terms of the Plan.

(i) Total represents the number of shares of New Common Stock distributed to JP Morgan Chase Bank on February 4, 2002 pursuant to the terms of the Plan.

(j) Total represents the number of shares of New Common Stock distributed to Societe Generale on February 4, 2002 pursuant to the terms of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    From April 30, 2001 to June 11, 2001, the Company paid consulting fees to A&M of $1,256,000 pursuant to a consulting agreement. Under this agreement, several individuals who hold executive positions with the Company (including Messrs. Alvarez and Fogarty) provided services as advisors to the Company. The A&M consulting agreement was terminated on June 11, 2001 and certain A&M employees became employees of the Company.

    In connection with the Company's emergence from Chapter 11 bankruptcy protection, the Company entered into a second consulting agreement with A&M on January 29, 2003 (as supplemented by the March 18, 2003 letter agreement, the 'A&M Agreement'), pursuant to which Mr. Alvarez and Mr. Fogarty will continue serving the Company as Chief Executive Officer and Chief Financial Officer, respectively, and certain other A&M affiliated persons will continue serving the Company in a consulting capacity. The A&M Agreement was effective as of February 4, 2003 and replaced and superceded the Alvarez and Fogarty Agreements. The A&M Agreement may be terminated by either party, without cause, upon 30 days' written notice. Upon the commencement of employment of a permanent Chief Executive Officer ('New CEO') or Chief Financial Officer ('New CFO'),
Mr. Alvarez and Mr. Fogarty are obligated to provide transitional assistance to the New CEO and New CFO, respectively, as reasonably required by the Company. The A&M Agreement provides that the Company will pay A&M on account of Mr. Alvarez's service as follows: (i) $0.125 million per month until commencement of employment of the New CEO; (ii) $0.125 million per month for 15 days after the commencement of employment of the New CEO; and (iii) after the period described in (ii) above, $750 per hour of transition services provided by Mr. Alvarez. The A&M Agreement further provides that the Company will pay A&M on account of Mr. Fogarty's service at a rate of $475 per hour. Moreover, A&M is eligible to receive the following incentive compensation under the terms of the agreement:
(i) additional payments upon the consummation of certain transactions and (ii) participation in the Company's incentive compensation program for the periods Mr. Alvarez and Mr. Fogarty serve as Chief Executive Officer and Chief Financial Officer, respectively. Incentive compensation payable to A&M upon the consummation of certain transactions is not currently determinable because it is contingent upon future events which may or may not occur. Mr. Alvarez, Mr. Fogarty and A&M are bound by certain confidentiality, indemnification and non-solicitation obligations under the terms of the A&M Agreement.

    Mr. Alvarez is a co-founding Managing Director and Mr. Fogarty is a Managing Director of A&M. See Item 11. Executive Compensation.

    The Company leases certain real property from an entity controlled by an employee who is the former owner of A.B.S. by Allen Schwartz. The lease expires on May 31, 2005 and includes four five-year renewal options. Rent expense related to this lease for Fiscal 2002 was $0.5 million.

ITEM 14. CONTROLS AND PROCEDURES.

    In response to recent legislation and regulations, the Company has established a Disclosure Committee comprised of certain members of the Company's management and has reviewed its internal control structure and disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Within 90 days prior to the filing of this Annual Report (the 'Evaluation Date'), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, after giving consideration and subject to the ongoing evaluation of the Company's internal control environment and corrective actions taken by the Company to date, as discussed below, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

    There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the Evaluation Date.

    The Company's independent auditors, Deloitte & Touche LLP ('Deloitte') had advised the Company's management and its Audit Committee of certain matters noted in connection with its audits of the Company's consolidated financial statements for Fiscal 2000 and Fiscal 2001 which Deloitte considered material weaknesses constituting reportable conditions under standards established by the American Institute of Certified Public Accountants. Beginning in Fiscal 2001 and continuing through Fiscal 2002, the Company took corrective actions including replacing certain financial staff, hiring additional financial staff and instituting monthly and quarterly reviews to ensure timely and consistent application of accounting principles and procedures and transaction review and approval procedures. In connection with its audit of the Company's consolidated financial statements for Fiscal 2002, Deloitte advised management and the Audit Committee that no matters involving the Company's internal controls or its operations are considered material weaknesses or reportable conditions.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of January 5, 2002 and
  January 4, 2003...........................................  F-2
Consolidated Statements of Operations for the Years Ended
  December 30, 2000, January 5, 2002 and January 4, 2003....  F-3
Consolidated Statements of Stockholders' Deficiency and
  Comprehensive Loss For the Years Ended December 30, 2000,
  January 5, 2002 and January 4, 2003.......................  F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 30, 2000, January 5, 2002 and January 4, 2003....  F-5
Notes to Consolidated Financial Statements ............  F-6-F-57
      2. Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts and
  Reserves..................................................  A-1
  All other schedules for which provision is made in the
  applicable accounting regulations of the Securities and Exchange
  Commission which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial
  Statements or Notes thereto.
      3. List of Exhibits.

       2.1 Sale and Purchase Agreement, dated December 18, 2001, between Mullion International Limited and Royal Holdings,
             Inc. (incorporated herein by reference to Exhibit 2.3 to the Company's Form 10-K filed July 31, 2002).*
       2.2   Deed of Variation, dated February 8, 2002, among Mullion
             International Limited, Royal Holdings, Inc. and Cradle
             Penhaligon's Limited (incorporated herein by reference to Exhibit 2.4 to the Company's Form 10-K filed July 31,
             2002).*
       2.3   Stock and Asset Sale Agreement, dated as of December 21,
             2001, by and among Warnaco Inc., Warner's (U.K.) Ltd.,
             Warnaco (HK) Ltd. and Luen Thai Overseas Limited
             (incorporated herein by reference to Exhibit 2.5 to the Company's Form 10-K filed July 31, 2002).*
       2.4 Consent and Waiver, dated as of January 21, 2002, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd.
             and Luen Thai Overseas Limited (incorporated herein by reference to Exhibit 2.6 to the Company's Form 10-K filed
             July 31, 2002).*
       2.5 Consent and Waiver, dated as of February 1, 2002, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd.
             and Luen Thai Overseas Limited (incorporated herein by reference to Exhibit 2.7 to the Company's Form 10-K filed
             July 31, 2002).*
       2.6   First Amended Joint Plan of Reorganization of The Warnaco
             Group, Inc. and its Affiliated Debtors and Debtors in
             Possession Under Chapter 11 of the Bankruptcy Code
             (incorporated herein by reference to Exhibit 99.2 to the Company's Form 10-Q filed November 18, 2002).*
       2.7   Disclosure Statement with respect to the First Amended Joint
             Plan of Reorganization of The Warnaco Group, Inc. and its
             Affiliated Debtors and Debtors in Possession Under Chapter
             11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 99.3 to the Company's Form 10-Q filed November
             18, 2002).*
       3.1   Amended and Restated Certificate of Incorporation of the
             Company (incorporated by reference to Exhibit 1 to the Form
             8-A/A filed by the Company on February 4, 2003).*
       3.2   Bylaws of the Company.'D'

       4.1   Amended and Restated Declaration of Trust of Designer
             Finance Trust, dated as of November 6, 1996, among Designer
             Holdings, as Sponsor, IBJ Schroder Bank & Trust Company, as
             Property Trustee, Delaware Trust Capital Management, Inc. as
             Delaware Trustee and Merril M. Halpern and Arnold H. Simon, as Trustees (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed November 14, 1997).*
       4.2 First Supplemental Indenture, dated as of March 31, 1998, between Designer Holdings, The Warnaco Group, Inc. and IBJ
             Schroder Bank & Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form
             10-K filed April 3, 1998).*
       4.3   Preferred Securities Guarantee Agreement, dated as of March
             31, 1998, between The Warnaco Group, Inc., as Guarantor and
             IBJ Schroder Bank & Trust Company, as Preferred Guarantee
             Trustee, with respect to the Preferred Securities of Designer Finance Trust (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-K filed April 3,
             1998).*
       4.4 Form of Rights Agreement, dated as of February 4, 2003, between the Company and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to
             Purchase Preferred Stock as Exhibit B and the Form of
             Certificate of Designation for the Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed Rights
             Certificates will not be mailed until after the Distribution
             Date (as such term is defined in the Rights Agreement)
             (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by the Company on February 4, 2003).*
       4.5   Indenture, dated as of February 4, 2003, among Warnaco, the
             Guarantors and the Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K filed
             February 10, 2003).*
       4.6 Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco, as a grantor, the Guarantors and the Collateral Trustee (incorporated herein by reference to Exhibit 4.3 to the Company's Form 8-K filed February 10,
             2003).*
       4.7 Collateral Trustee Agreement, dated as of February 4, 2003, among Warnaco, the Company, the Guarantors, the Indenture
             Trustee and the Collateral Trustee (incorporated herein by reference to Exhibit 4.4 to the Company's Form 8-K filed
             February 10, 2003).*
       4.8 Registration Rights Agreement, dated as of February 4, 2003, among the Company and certain creditors of the Company (as described in the Registration Rights Agreement)
             (incorporated herein by reference to Exhibit 4.5 to the Company's Form 8-K filed February 10, 2003).*
      10.1 Warnaco Employee Retirement Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Registration
             Statement on Form S-1, No. 33-4587).*
      10.2   Amended and Restated License Agreement, dated as of January
             1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc.
             (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed November 14, 1997).*
      10.3   Amended and Restated Design Services Agreement, dated as of
             January 1, 1996, between Polo Ralph Lauren Enterprises, L.P.
             and Warnaco Inc. (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed November 14,
             1997).*
      10.4   License Agreement, dated as of August 4, 1994, between
             Calvin Klein, Inc. and Calvin Klein Jeanswear Company
             (incorporated by reference to Exhibit 10.20 to Designer
             Holdings, Ltd.'s Registration Statement on Form S-1 (File
             No. 333-02236)).*
      10.5   Amendment to the Calvin Klein License Agreement, dated as of
             December 7, 1994; incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration Statement on Form
             S-1 (File No. 333-02236)).*
      10.6   Amendment to the Calvin Klein License Agreement, dated as of
             January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration Statement on Form
             S-1 (File No. 333-02236)).*
      10.7   Amendment to the Calvin Klein License Agreement, dated as of
             February 28, 1995 (incorporated by reference to Exhibit
             10.23 to Designer Holdings, Ltd.'s Registration Statement on
             Form S-1 (File No. 333-02236)).*
      10.8   Amendment to the Calvin Klein License Agreement, dated as of
             April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration Statement on Form
             S-1 (File No. 333-02236)).*

      10.9   Offer Letter and Employee Waiver, Release and Discharge of
             Claims pursuant to the Key Domestic Employee Retention Plan for Stanley Silverstein, dated November 26, 2001
             (incorporated herein by reference to Exhibit 10.41 to the Company's Form 10-K filed July 31, 2002).*
      10.10 Amended Employment Agreement, dated as of June 11, 2001, between The Warnaco Group, Inc. and Antonio Alvarez
             (incorporated herein by reference to Exhibit 10.42 to the Company's Form 10-K filed July 31, 2002).*
      10.11  Senior Secured Super-Priority Debtor in Possession Revolving
             Credit Agreement, dated as of June 11, 2001, among Warnaco
             Inc., as Debtor and Debtor In Possession, as Borrower and
             The Warnaco Group, Inc., and the Subsidiaries of The Warnaco
             Group, Inc., party thereto, as Debtors and Debtors In
             Possession, as Guarantors and the Lenders and Issuers From
             Time to Time Party thereto and Citibank, N.A., as
             Administrative Agent and Salomon Smith Barney Inc., J.P.
             Morgan Securities, Inc. and The Bank of Nova Scotia as Joint
             Lead Arrangers (incorporated herein by reference to Exhibit
             10.43 to the Company's Form 10-K filed July 31, 2002).*
      10.12  Amendment and Waiver to the Senior Secured Super-Priority
             Debtor In Possession Revolving Credit Agreement, dated as of
             August 27, 2001 (incorporated herein by reference to Exhibit
             10.44 to the Company's Form 10-K filed July 31, 2002).*
      10.13  Amendment No. 2 to the Senior Secured Super-Priority Debtor
             In Possession Revolving Credit Agreement, dated as of
             December 21, 2001 (incorporated herein by reference to Exhibit 10.45 to the Company's Form 10-K filed July 31,
             2002).*
      10.14  Amendment No. 3 and Waiver to the Senior Secured
             Super-Priority Debtor In Possession Revolving Credit
             Agreement, dated as of February 5, 2002 (incorporated herein by reference to Exhibit 10.46 to the Company's Form 10-K filed July 31, 2002).*
      10.15  Amendment No. 4 and Waiver to the Senior Secured
             Super-Priority Debtor In Possession Revolving Credit
             Agreement, dated as of May 15, 2002 (incorporated herein by reference to Exhibit 10.47 to the Company's Form 10-K filed
             July 31, 2002).*
      10.16  Senior Secured Revolving Credit Agreement, dated as of
             February 4, 2003, among Warnaco, the Company, the
             Administrative Agent, the Lenders, the Issuing Banks, the
             Syndication Agent and Salomon Smith Barney Inc. and J.P.
             Morgan Securities, Inc., as joint lead arrangers and joint lead book managers (incorporated herein by reference to Exhibit 99.2 to the Company's Form 8-K filed February 10,
             2003).*
      10.17 Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco, as a grantor, the Guarantors and Citicorp
             North America, Inc., as administrative agent (incorporated herein by reference to Exhibit 99.3 to the Company's Form
             8-K filed February 10, 2003).*
      10.18 Intercreditor Agreement, dated as of February 4, 2003, among the Administrative Agent, the Indenture Trustee, the
             Collateral Trustee, Warnaco and the Guarantors (incorporated herein by reference to Exhibit 99.4 to the Company's Form
             8-K filed February 10, 2003).*
      10.19  Employment Agreement, dated as of June 11, 2001, between The
             Warnaco Group, Inc. and James P. Fogarty (incorporated herein by reference to Exhibit 10.48 to the Company's Form
             10-K filed July 31, 2002).*
      10.20 Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated herein by reference to Exhibit 10.49 to the Company's Form 10-K filed July 31,
             2002).*
      10.21  Amendment No. 1 to the Intercreditor Agreement, dated as of
             June 8, 2001 (incorporated herein by reference to Exhibit
             10.50 to the Company's Form 10-K filed July 31, 2002).*
      10.22  Letter Agreement, dated April 30, 2001, between The Warnaco
             Group, Inc. and Alvarez & Marsal, Inc. (incorporated herein by reference to Exhibit 10.52 to the Company's Form 10-K filed July 31, 2002).*
      10.23  Employment Agreement, dated as of June 11, 2001, between The
             Warnaco Group, Inc. and Antonio Alvarez (incorporated herein by reference to Exhibit 10.53 to the Company's Form 10-K filed July 31, 2002).*
      10.24  Agreement to Extend Amended Employment Agreement between The
             Warnaco Group, Inc. and Antonio Alvarez, dated July 16, 2002
             (incorporated herein by reference to Exhibit 10.54 to the Company's Form 10-K filed July 31, 2002).*

      10.25  Agreement to Extend Employment Agreement between The Warnaco
             Group, Inc. and James P. Fogarty, dated July 19, 2002
             (incorporated herein by reference to Exhibit 10.55 to the
             Company's Form 10-K filed July 31, 2002).*
      10.26  Letter Agreement, dated January 29, 2003, by and between
             Alvarez & Marsal, Inc. and The Warnaco Group, Inc.'D'
      10.27  Letter Agreement, dated March 18, 2003, by and between
             Alvarez & Marsal, Inc. and The Warnaco Group, Inc.'D'#
      10.28  Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness
             Corporation, Authentic Fitness Products, Inc., The Warnaco
             Group, Inc. and Warnaco Inc.'D'
      10.29  Amendment to the Speedo Licenses, dated as of November 25,
             2002, by and among Speedo International Limited, Authentic
             Fitness Corporation and Authentic Fitness Products, Inc.'D'#
      10.30  Settlement Agreement, dated January 22, 2001, by and between
             Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin
             Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco
             Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear
             Holdings Inc., Calvin Klein Jeanswear Company and Outlet
             Holdings, Inc. (incorporated herein by reference to Exhibit
             10.57 to the Company's Form 10-K filed July 31, 2002).*
      10.31  License Agreement, dated as of March 1, 2003, by and between
             Nautica Apparel, Inc. and Authentic Fitness Corporation.'D'#
      10.32  Summary of Key Domestic Employee Retention Plan
             (incorporated herein by reference to Exhibit 10.51 to the
             Company's Form 10-K filed July 31, 2002).*
      10.33  Amended and Restated Master Agreement of Sale, dated as of
             September 30, 1998, among Warnaco Inc., as Originator, and
             Gregory Street, Inc., as Buyer and Servicer (incorporated
             herein by reference to Exhibit 10.4 to the Company's Form
             10-Q filed November 16, 1998).*
      10.34  Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear Company, as Originator, and
             Gregory Street, Inc., as Buyer and Servicer (incorporated
             herein by reference to Exhibit 10.5 to the Company's Form
             10-Q filed November 16, 1998).*
      10.35  Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street, Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer (incorporated herein by reference to Exhibit 10.6 to the Company's Form
             10-Q filed November 16, 1998).*
      10.36  Parallel Purchase Commitment, dated as of September 30,
             1998, among Warnaco Operations Corporation, as Seller and
             certain commercial lending institutions, as the Banks, and
             Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent (incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-Q filed November
             16, 1998).*
      10.37  Receivables Purchase Agreement, dated as of September 30,
             1998, among Warnaco Operations Corporation, as Seller,
             Gregory Street, Inc., as Servicer, Liberty Street Funding
             Corp., and Corporate Asset Funding Company, Inc. as
             Investors and The Bank of Nova Scotia, as Agent, and
             Citicorp North America, Inc., as Co-Agent (incorporated
             herein by reference to Exhibit 10.8 to the Company's Form
             10-Q filed November 16, 1998).*
      10.38  Settlement Agreement, dated November 15, 2002, by and among
             Linda J. Wachner, the Debtors, the Bank of Nova Scotia and
             Citibank, N.A. in their capacity as Debt Coordinators for
             the Debtors' Prepetition Secured Lenders and the Official
             Committee of Unsecured Creditors of the Debtors.'D'
      21     Subsidiaries of the Company.'D'
      99.1   Certificate of CEO and CFO pursuant to 18 U.S.C. Section
             1350 as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.'D'

---------
* Previously filed

'D' Filed herewith

# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K.

    On December 10, 2002, the Company filed a Current Report on Form 8-K dated December 9, 2002. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for period commencing October 6, 2002 and ending November 2, 2002.

    On January 7, 2003, the Company filed a Current Report on Form 8-K dated January 7, 2003. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for period commencing November 3, 2002 and ending November 30, 2003.

    On January 16, 2003, the Company filed a Current Report on Form 8-K dated January 16, 2003. The Form 8-K reported at Item 5 that the Company issued a press release stating that the Bankruptcy Court had confirmed the First Amended Plan of Reorganization of the Company and certain of its subsidiaries.

    On January 27, 2003, the Company filed a Current Report on Form 8-K dated January 16, 2003. The Report on Form 8-K reported at Item 3 a summary of the provisions of the Company's First Amended Plan of Reorganization as approved by the Bankruptcy Court and related post filing modifications and technical amendments to the plan.

    On February 4, 2003, the Company filed a Current Report on Form 8-K dated February 4, 2003. The Report on Form 8-K reported at Item 5 the Company's emergence from reorganization proceedings under Chapter 11 of the United States Bankruptcy Code.

    On February 10, 2003, the Company filed a Current Report on Form 8-K dated February 4, 2003. The Report on Form 8-K reported at Item 5 that in conjunction with the Company's emergence from Bankruptcy, the Company filed a Form 8-A/A registering certain securities distributed pursuant to the Company's approved plan of reorganization. The Form 8-K also reported that the Company's New Common Stock was approved for listing on the NASDAQ National Stock Market and that the Company entered into certain credit, trust and other agreements related to its emergence from bankruptcy protection. In addition, the Current Report on Form 8-K noted the Company's filing of its Amended and Restated Certificate of Incorporation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2003.

                                          THE WARNACO GROUP, INC.

                                          By:      /S/ ANTONIO C. ALVAREZ II
                                              ..................................
                                                    ANTONIO C. ALVAREZ II
                                                DIRECTOR, PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
         /s/ STUART D. BUCHALTER            Non-Executive Chairman of the Board     April 4, 2003
 .........................................
           STUART D. BUCHALTER

        /s/ ANTONIO C. ALVAREZ II           Director, President and Chief           April 4, 2003
 .........................................    Executive Officer (Principal
          ANTONIO C. ALVAREZ II               Executive Officer)

           /s/ JAMES P. FOGARTY             Director, Senior Vice President-        April 4, 2003
 .........................................    Finance and Chief Financial
             JAMES P. FOGARTY                 Officer (Principal Financial and
                                              Accounting Officer)

         /s/ RICHARD KARL GOELTZ            Director                                April 4, 2003
 .........................................
           RICHARD KARL GOELTZ

             /s/ HARVEY GOLUB               Director                                April 4, 2003
 .........................................
               HARVEY GOLUB

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    I, Antonio C. Alvarez II, certify that:

        1. I have reviewed this annual report on Form 10-K of The Warnaco Group, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003                         By:         /S/ ANTONIO C. ALVAREZ II
                                               .............................................
                                                           ANTONIO C. ALVAREZ II
                                                          CHIEF EXECUTIVE OFFICER

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

    I, James P. Fogarty, certify that:

        1. I have reviewed this annual report on Form 10-K of The Warnaco Group, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003                         By:            /S/ JAMES P. FOGARTY
                                               .............................................
                                                             JAMES P. FOGARTY
                                                          CHIEF FINANCIAL OFFICER

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of THE WARNACO GROUP, INC.

    We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. (Debtor-in-Possession) and its subsidiaries (the 'Company') as of January 4, 2003 and January 5, 2002, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss and of cash flows for each of the three years in the period ended January 4, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. (Debtor-in-Possession) and its subsidiaries as of January 4, 2003 and January 5, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 4, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, effective January 5, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intangible Assets'.

    As discussed in Note 1 to the consolidated financial statements, effective January 2, 2000, the Company changed its method of accounting for its retail outlet store inventory.

    As discussed in Note 1, The Warnaco Group, Inc. and certain of its subsidiaries have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their net realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status or priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company or; (d) as to operations, the effect of any changes that may be made in its business. On January 16, 2003, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on February 4, 2003. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 1.

DELOITTE & TOUCHE LLP
New York, New York

March 12, 2003

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                               JANUARY 5,    JANUARY 4,
                                                                  2002          2003
                                                                  ----          ----
                           ASSETS
Current assets:
    Cash....................................................  $    39,558   $   114,025
    Restricted cash.........................................      --              6,100
    Accounts receivable, less reserves of $112,918 -- 2001
      and $87,512 -- 2002...................................      282,387       199,817
    Inventories, less reserves of $50,097 -- 2001 and
      $33,816 -- 2002.......................................      418,902       345,268
    Prepaid expenses and other current assets...............       36,988        31,438
    Assets held for sale....................................       31,066         1,458
    Deferred income taxes...................................      --              2,972
                                                              -----------   -----------
        Total current assets................................      808,901       701,078
                                                              -----------   -----------
Property, plant and equipment -- net........................      212,129       156,712
Other assets:
    Licenses, trademarks, intangible and other assets, at
      cost, less accumulated amortization of
      $108,067 -- 2001 and $19,069 -- 2002..................      271,500        90,090
    Goodwill, less accumulated amortization of
      $101,094 -- 2001......................................      692,925       --
                                                              -----------   -----------
        Total other assets..................................      964,425        90,090
                                                              -----------   -----------
                                                              $ 1,985,455   $   947,880
                                                              -----------   -----------
                                                              -----------   -----------
          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities not subject to compromise:
  Current liabilities:
    Current portion of long-term debt.......................  $     2,111   $     5,765
    Debtor-in-possession revolving credit facility..........      155,915       --
    Accounts payable........................................       84,764       103,630
    Accrued liabilities.....................................      105,278        92,661
    Accrued income taxes payable............................       14,505        28,420
                                                              -----------   -----------
        Total current liabilities...........................      362,573       230,476
                                                              -----------   -----------
  Other long-term liabilities...............................       31,754        81,202
  Long-term debt............................................        2,207         1,252
Liabilities subject to compromise...........................    2,435,075     2,486,082
Deferred income taxes.......................................        5,130         4,964
Commitments and Contingencies
Stockholders' deficiency:
    Class A Common Stock, $0.01 par value, 130,000,000
      shares authorized, 65,232,594 issued in 2001 and
      2002..................................................          654           654
    Additional paid-in capital..............................      909,054       908,939
    Accumulated other comprehensive loss....................      (53,016)      (93,223)
    Deficit.................................................   (1,393,674)   (2,358,537)
    Treasury stock, at cost -- 12,242,629 shares -- 2001 and
      2002..................................................     (313,889)     (313,889)
    Unearned stock compensation.............................         (413)          (40)
                                                              -----------   -----------
        Total stockholders' deficiency......................     (851,284)   (1,856,096)
                                                              -----------   -----------
                                                              $ 1,985,455   $   947,880
                                                              -----------   -----------
                                                              -----------   -----------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)

                                                                     FOR THE YEARS ENDED
                                                            --------------------------------------
                                                            DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                                2000          2002         2003
                                                                ----          ----         ----
Net revenues.............................................   $2,249,936    $1,671,256   $1,492,956
Cost of goods sold.......................................    1,845,389     1,374,382    1,052,661
                                                            ----------    ----------   ----------
Gross profit.............................................      404,547       296,874      440,295
Selling, general and administrative expenses.............      625,014       598,186      410,954
Impairment charge........................................      --            101,772       --
Reorganization items.....................................      --            177,791      116,682
                                                            ----------    ----------   ----------
Operating loss...........................................     (220,467)     (580,875)     (87,341)
Investment income (loss), net............................       36,882        (6,556)          62
Interest expense (contractual interest of
  $221,557 -- 2001 and $180,237 -- 2002).................      172,232       122,752       22,048
                                                            ----------    ----------   ----------
Loss before provision for income taxes and cumulative
  effect of change in accounting principle...............     (355,817)     (710,183)    (109,327)
Provision for income taxes...............................       21,044       150,970       53,914
                                                            ----------    ----------   ----------
Loss before cumulative effect of a change in accounting
  principle..............................................     (376,861)     (861,153)    (163,241)
Cumulative effect of change in accounting principle (net
  of income tax benefits of $8,577 -- 2000 and
  $53,513 -- 2002).......................................      (13,110)       --         (801,622)
                                                            ----------    ----------   ----------
Net loss.................................................   $ (389,971)   $ (861,153)  $ (964,863)
                                                            ----------    ----------   ----------
                                                            ----------    ----------   ----------
Basic and diluted loss per common share:
    Loss before accounting change........................   $    (7.14)   $   (16.28)  $    (3.08)
    Cumulative effect of accounting change...............        (0.25)       --           (15.13)
                                                            ----------    ----------   ----------
    Net loss.............................................   $    (7.39)   $   (16.28)  $   (18.21)
                                                            ----------    ----------   ----------
                                                            ----------    ----------   ----------
Weighted average number of shares outstanding used in
  computing loss per common share:
    Basic and diluted....................................       52,783        52,911       52,990
                                                            ----------    ----------   ----------
                                                            ----------    ----------   ----------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCLUDING SHARE DATA)

                                                           ACCUMULATED
                                   CLASS A   ADDITIONAL       OTHER                                    UNEARNED
                                   COMMON     PAID-IN     COMPREHENSIVE                  TREASURY       STOCK
                                    STOCK     CAPITAL     INCOME/(LOSS)      DEFICIT       STOCK     COMPENSATION     TOTAL
                                    -----     -------     -------------      -------       -----     ------------     -----
Balance at January 1, 2000........  $654      $961,368     $    24,877     $  (129,592)  $(313,138)   $(10,984)    $   533,185
Net loss...........................                                           (389,971)                               (389,971)
Foreign currency translation
 adjustments.......................                             (4,618)                                                 (4,618)
Unfunded minimum pension
 liability.........................                            (14,648)                                                (14,648)
Unrealized loss on marketable
 securities net of tax.............                               (680)                                                   (680)
                                                                                                                   -----------
Comprehensive loss.................                                                                                   (409,917)
Adjustment for items included in
 net income, net of tax............                            (38,681)                                                (38,681)
Shares tendered for withholding tax
 on restricted stock............... --                                                        (702)                       (702)
Dividends declared.................                                            (12,958)                                (12,958)
Amortization of unearned stock
 compensation......................                787                                                   4,643           5,430
Equity Forward Contract............            (49,172)                                                                (49,172)
                                    ----      --------     -----------     -----------   ---------    --------     -----------
Balance at December 30, 2000.......  654       912,983         (33,750)       (532,521)   (313,840)     (6,341)         27,185
                                    ----      --------     -----------     -----------   ---------    --------     -----------
Transition adjustments related to
 the adoption of accounting
 principle.........................                             21,744                                                  21,744
Recognition of deferred gain on
 interest rate swap................                            (21,744)                                                (21,744)
Net loss...........................                                           (861,153)                               (861,153)
Foreign currency translation
 adjustments.......................                             (1,854)                                                 (1,854)
Unrealized gain on marketable
 securities, net of tax............                                434                                                     434
Unfunded minimum pension
 liability.........................                            (17,846)                                                (17,846)
                                                                                                                   -----------
Comprehensive loss.................                                                                                   (880,419)
Shares tendered for withholding tax
 on restricted stock...............                                                            (49)                        (49)
Restricted shares forfeited........             (3,929)                                                  3,929         --
Amortization of unearned stock
 compensation......................             --                                                       1,999           1,999
                                    ----      --------     -----------     -----------   ---------    --------     -----------
Balance at January 5, 2002.........  654       909,054         (53,016)     (1,393,674)   (313,889)       (413)       (851,284)
                                    ----      --------     -----------     -----------   ---------    --------     -----------
Net loss...........................                                           (964,863)                               (964,863)
Foreign currency translation
 adjustments.......................                                153                                                     153
Unrealized loss on marketable
 securities, net of tax............                               (195)                                                   (195)
Unfunded minimum pension
 liability.........................                            (40,165)                                                (40,165)
                                                                                                                   -----------
Comprehensive loss.................                                                                                 (1,005,070)
Restricted shares forfeited........               (115)                                                    115         --
Amortization of unearned stock
 compensation......................                                                                        258             258
                                    ----      --------     -----------     -----------   ---------    --------     -----------
Balance at January 4, 2003......... $654      $908,939     $   (93,223)    $(2,358,537)  $(313,889)   $    (40)    $(1,856,096)
                                    ----      --------     -----------     -----------   ---------    --------     -----------
                                    ----      --------     -----------     -----------   ---------    --------     -----------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEARS ENDED
                                                              --------------------------------------
                                                              DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                                  2000          2002         2003
                                                                  ----          ----         ----
Cash flow from operating activities:
   Net loss.................................................   $(389,971)    $(861,153)   $(964,863)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Pre-tax gain on sale of investment....................     (42,782)       --           --
      Net loss on sale of GJM, Penhaligon's and Ubertech....      --            --            4,262
      Loss on sale of fixed assets..........................      --            37,061          170
      Depreciation and amortization.........................     102,079        97,818       57,419
      Provision for receivable allowances...................     262,641       253,943      188,771
      Provision for inventory reserves......................     179,254        74,786       42,354
      Cumulative effect of accounting change, net of
        taxes...............................................      13,110        --          801,622
      Amortization of deferred financing costs..............      12,353        19,414        8,508
      Interest rate swap income.............................      (4,064)      (21,355)      --
      Preferred stock accretion.............................         483        16,613       --
      Market value adjustment to Equity Agreements..........       5,900         6,556       --
      Non-cash reorganization items and asset write-downs...      22,704       236,585       52,531
      Amortization of unearned stock compensation...........       4,643         1,999          258
      Deferred income taxes.................................      17,343       149,691       53,347
   Sale of accounts receivable..............................      53,700        --           --
   Repurchase of accounts receivable........................      --          (185,000)      --
   Accounts receivable......................................    (204,603)     (229,306)    (109,759)
   Inventories..............................................      38,857       (21,647)      32,731
   Prepaid expenses and other current and long term
    assets..................................................      32,401        (5,087)       7,556
   Accounts payable and accrued expenses....................    (114,748)        6,241       51,341
                                                               ---------     ---------    ---------
Net cash provided by (used in) operating activities.........     (10,700)     (422,841)     226,248
                                                               ---------     ---------    ---------
Cash flows from investing activities:
   Disposal of fixed assets.................................       2,599         6,213        6,814
   Increase in intangibles and other assets.................      (9,976)       (1,427)      --
   Purchase of property, plant and equipment................    (110,062)      (24,727)     (11,238)
   Acquisition of businesses, net of cash acquired..........      (2,585)       (1,492)      --
   Proceeds from sale of business units.....................      --            --           20,609
   Proceeds from sale of marketable securities..............      50,432        --           --
                                                               ---------     ---------    ---------
Net cash provided by (used in) investing activities.........     (69,592)      (21,433)      16,185
                                                               ---------     ---------    ---------
Cash flows from financing activities:
   Proceeds from the termination of interest rate swaps.....      26,076        --           --
   Borrowings under revolving credit facilities.............     133,724       303,377       --
   Borrowings under term loan agreements....................      15,499        --           --
   Borrowings under acquisition loan facility...............      13,800        --           --
   Borrowings under foreign credit facilities...............      --            72,842       --
   Repayments of acquisition loan facility..................     (12,452)       --           --
   Repayments of term loan and other pre-petition debt......     (22,079)      (36,195)     (14,554)
   Repayments of foreign credit facilities..................     (18,720)       --           --
   Repayments of GECC debt..................................      --            --           (3,458)
   Repayments of capital lease obligations..................      (2,762)         (938)      (2,902)
   Borrowings (repayments) under DIP facility...............      --           155,915     (155,915)
   Cash dividends paid......................................     (14,362)       --           --
   Payment of withholding taxes on option exercises and
    restricted stock vesting................................        (702)          (49)      --
   Purchase of treasury shares and net cash settlements
    under Equity Arrangements...............................       1,404        --           --
   Deferred Financing Costs.................................     (37,314)      (19,852)      --
   Other....................................................      --              (490)      --
                                                               ---------     ---------    ---------
Net cash provided by (used in) financing activities.........      82,112       474,610     (176,829)
                                                               ---------     ---------    ---------
Translation adjustment......................................         (72)       (1,854)       8,863
                                                               ---------     ---------    ---------
Increase in cash............................................       1,748        28,482       74,467
Cash at beginning of year...................................       9,328        11,076       39,558
                                                               ---------     ---------    ---------
Cash at end of year.........................................   $  11,076     $  39,558    $ 114,025
                                                               ---------     ---------    ---------
                                                               ---------     ---------    ---------

                 See Notes to Consolidated Financial Statements

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization: The Warnaco Group, Inc. was incorporated in Delaware on
March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary. The Warnaco Group, Inc. and Warnaco were reorganized under Chapter 11 of the Bankruptcy Code effective February 4, 2003.

    Nature of Operations: The Warnaco Group, Inc. and its subsidiaries (collectively, the 'Company') design, manufacture, source and market a broad line of (i) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women, and underwear and sleepwear for men);
(ii) sportswear for men, women and juniors (including jeanswear, khakis, knit and woven shirts, tops and outerwear); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company's products are sold under a number of internationally known owned or licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products worldwide to wholesale customers through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs and mass merchandisers. The Company also sells its products directly to consumers through 76 retail stores, including 45 Company-operated Speedo Authentic Fitness full price retail stores in North America, two outlet retail stores in Canada, five Calvin Klein underwear full price retail stores in Europe, 11 Calvin Klein underwear full price retail stores in Asia and 13 Warnaco outlet retail stores in Europe.

    Basis of Consolidation and Presentation: The accompanying consolidated financial statements include the accounts of the Company for the years ended December 30, 2000 ('Fiscal 2000'), January 5, 2002 ('Fiscal 2001') and
January 4, 2003 ('Fiscal 2002'). All inter-company accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7').

    Chapter 11 Cases. On June 11, 2001 (the 'Petition Date'), The Warnaco Group, Inc. and certain of its subsidiaries (each a 'Debtor' and, collectively, the 'Debtors') each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS' 101-1330, as amended (the 'Bankruptcy Code'), in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively the 'Chapter 11 Cases'). The Warnaco Group, Inc., 36 of its 37 U.S. subsidiaries and one of the Company's Canadian subsidiaries, Warnaco of Canada Company ('Warnaco Canada') were Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

    As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, as of January 4, 2003, the Company was not in compliance with certain financial and bankruptcy covenants contained in certain of its license agreements. Under applicable provisions of the Bankruptcy Code, compliance with such terms and conditions in executory contracts generally were either excused or suspended during the Chapter 11 Cases. Upon the Company's emergence from bankruptcy, the Company was in compliance with the terms and covenants of its license and other agreements.

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

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    On November 8, 2002, the Debtors filed the First Amended Joint Plan of Reorganizaton of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtor-In-Possession Under Chapter 11 of the Bankruptcy Code (the 'Plan'). On January 16, 2003, the Bankruptcy Court entered its (i) Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the 'Confirmation Order').

    In accordance with the provisions of the Plan and the Confirmation Order, the Plan became effective on February 4, 2003 and the Company entered into the $275,000 Senior Secured Revolving Credit Facility (the 'Exit Financing Facility'). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275,000 to $325,000, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility currently bear interest at Citibank's base rate plus 1.50% or at the London Interbank Offered Rate ('LIBOR') plus 2.50%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 1/2% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charged coverage ratio above a minimum level, a leverage ratio below a maximum level and limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends and prohibit the Company from incurring material additional indebtedness. Initial borrowings under the Exit Financing Facility on February 4, 2003 were $39,200. The Exit Financing Facility is secured by substantially all of the domestic assets of the Company. The Exit Financing Facility replaced the Amended DIP (as defined below) which is discussed in Note 14.

    In accordance with the Plan, on February 4, 2003, the Company issued Second Lien Notes to pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 1145(a) of the Bankruptcy Code. The aggregate principal amount of the New Warnaco Second Lien Notes due 2008 (the 'Second Lien Notes') issued totaled $200,942. The Second Lien Notes mature on February 4, 2008, subject, in certain instances, to earlier repayment in whole or in part. The Second Lien Notes bear a per annum interest rate which is the higher of (i) 9.5% plus a margin (initially 0% and beginning on July 4, 2003, 0.5% is added to the margin every six months) and (ii) LIBOR plus a margin (initially 5%, and beginning on July 4, 2003, 0.5% is added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contains certain covenants that, among other things, limit investments and asset sales, prohibits the payment of cash dividends and prohibit the Company from incurring material additional indebtedness. The Second Lien Notes are guaranteed by most of the Company's domestic subsidiaries, and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, are secured by a second priority lien on substantially the same assets which secure the Exit Financing Facility.

    Set forth below is a summary of certain material provisions of the Plan. Among other things, as described below, the Plan resulted in the cancellation of the Company's Class A Common Stock, par value $0.01 per share (the 'Old Common Stock'), issued prior to the Petition Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Plan. The Company, as reorganized under the Plan, issued 45,000,000 shares of common stock, par value $0.01 per share (the 'New Common Stock'), which was distributed to pre-petition creditors as specified

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

below. In addition, 5,000,000 shares of New Common Stock of the Company were reserved for issuance pursuant to management incentive stock grants. On
March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 Management Incentive Plan, the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 of New Common Stock at the fair market value on the date of grant. The Plan also provided for the issuance by the Company of $200,942 of New Warnaco Second Lien Notes due 2008 (the 'Second Lien Notes') to pre-petition creditors and others as specified below, secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by the Company and its domestic subsidiaries.

    The following is a summary of distributions pursuant to the Plan:

    (i) the Old Common Stock, including all stock options and restricted shares, was extinguished, and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

   (ii) general unsecured claimants will receive approximately 2.55% (1,147,050 shares) of the New Common Stock which the Company expects to distribute in the second quarter of fiscal 2003;

  (iii) the Company's pre-petition secured lenders received their pro-rata share of approximately $106,112 in cash, Second Lien Notes in the principal amount of $200,000 and approximately 96.26% (43,318,350 shares) of the New Common Stock;

   (iv) holders of claims arising from or related to certain preferred securities received approximately 0.60% of the New Common Stock (268,200 shares);

    (v) pursuant to the terms of his employment agreement, as modified by the Plan, Antonio C. Alvarez II, the President and Chief Executive Officer of the Company, received an incentive bonus consisting of approximately $1,950 in cash, Second Lien Notes in the principal amount of approximately $942 and approximately 0.59% of the New Common Stock (266,400 shares); and

   (vi) in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

    Reorganization and administrative expenses related to the Chapter 11 Cases have been separately identified in the consolidated statement of operations as reorganization items through January 4, 2003. The Company expects to recognize additional reorganization items in fiscal 2003.

    During the course of the Chapter 11 Cases, the Company obtained Bankruptcy Court authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. Management evaluated the Company's operations and identified assets for potential disposition. From the Petition Date, through January 4, 2003, the Company sold certain personal property, certain owned buildings and land and other assets, including certain inventory of its domestic outlet retail stores, generating net proceeds of approximately $36,256 of which approximately $30,043 was generated during Fiscal 2002 (collectively, the 'Asset Sales'). The Asset Sales did not result in a material gain or loss since the Company had previously written-down assets identified for potential disposition to their estimated net realizable value. Substantially all of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended DIP or provide collateral for outstanding trade and standby letters of credit. In Fiscal 2002, the Company closed all of its domestic outlet retail stores. The closing of the outlet retail stores and the related sale of inventory at approximately net book value generated approximately $23,200 of net proceeds through January 4, 2003, which were used to reduce amounts outstanding under the Amended DIP or to provide collateral for outstanding trade letters of credit.

    In addition, during the first quarter of Fiscal 2002, the Company sold the business and substantially all of the assets of GJM Manufacturing Ltd. ('GJM'), a private label manufacturer of women's sleepwear, and Penhaligon's Ltd. ('Penhaligon's'), a United Kingdom-based retailer of perfumes, soaps,

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

toiletries and other products. The sales of GJM and Penhaligon's generated aggregate net proceeds of approximately $20,459 and an aggregate net loss on the sales of approximately $2,897. Proceeds from the sale of GJM and Penhaligon's were used to: (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which were not part of the Chapter 11 Cases (approximately $4,800); (ii) reduce amounts outstanding under the Amended DIP (approximately $4,200); (iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders (approximately $9,400); and (iv) create an escrow fund (subsequently returned to the Company in February 2003) for the benefit of the purchasers of GJM and Penhaligon's for potential indemnification claims and for any working capital valuation adjustments (approximately $1,700). In September 2002, the Company sold other assets generating approximately $150 of net proceeds and a loss on the sale of approximately $1,365.

    Changes in accounting principles: Effective January 6, 2002, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 142 Goodwill and Other Intangible Assets ('SFAS 142'). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. As a result of adopting SFAS 142, goodwill and a substantial amount of the Company's intangible assets are no longer amortized. During Fiscal 2002, the Company completed its impairment review (see Note 12).

    Effective January 2, 2000, the Company changed its accounting method for valuing its retail outlet store inventory. Prior to the change, the Company valued its retail inventory using average cost. Under its new method, the Company values its retail inventory using the actual cost method. The Company believes its new method is preferable because it results in a better matching of revenue and expense and is consistent with the method used for its other inventories. The cumulative effect of the change as of January 1, 2000 was to increase net loss by $13,110, net of tax of $8,577.

    Use of Estimates: The Company uses estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company's evaluations. The Company believes that the use of estimates affects the application of all of the Company's accounting policies and procedures.

    Revenue recognition. The Company recognizes revenue when the goods are shipped to customers and title and risk of loss has passed to the customers, net of allowances for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Accounts receivable. The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors most of which are not controlled by the Company or its management. As of January 4, 2003, the Company had $276,889 of open trade invoices and other receivables and $10,440 of outstanding debit memos. Based

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $87,512 of accounts receivable reserves. As of January 5, 2002, the Company had $361,530 of open trade invoices and other receivables and $33,775 of outstanding debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $112,918 of accounts receivable reserves. The determination of the amount of the accounts receivable reserve is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories. The Company values its inventories at the lower of cost, determined on a first-in first-out basis, or market value. The Company includes certain design, procurement, receiving and other product-related costs in its determination of inventory cost. Such costs amounted to approximately $54,600 and $30,200 at January 5, 2002 and January 4, 2003, respectively. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. As of January 4, 2003, the Company had identified inventory with a carrying value of approximately $61,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33,816 of inventory reserves for excess, obsolete and other inventory adjustments. As of January 5, 2002, the Company had identified inventory with a carrying value of approximately $88,300 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 5, 2002, the Company had approximately $50,097 of inventory reserves for excess, obsolete and other inventory adjustments.

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

    Provision for U.S. income taxes on unremitted earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

    Pension Plan. The Company has a defined benefit pension plan (the 'Pension Plan') covering substantially all full-time non-union and certain union domestic employees. The determination of the total amount of liability attributable to benefits owed to participants covered by the Pension Plan and the amount of pension expenses recorded by the Company related to the Pension Plan are determined by the Pension Plan's third party actuary as of the first day of the fiscal year using assumptions provided by the Company. The assumptions used can have a significant impact on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using assumptions defined by the Pension Benefit Guaranty

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Corporation (the 'PBGC'). The Pension Plan was under-funded as of January 4, 2003 and January 5, 2002. The Pension Plan contemplates that the Company will continue to fully fund its minimum required contributions and any other premiums due under ERISA and the Internal Revenue Code. The amount of pension contributions that is deductible for Federal income tax purposes is also determined by the Pension Plan actuary using assumptions defined by the Internal Revenue Service (the 'IRS') and other regulatory agencies. Effective January 1, 2003, the Pension Plan was amended and as a result no future benefits will accrue to participants under the Pension Plan. This amendment resulted in a curtailment of the Pension Plan and a reduction in the total liability determined by the Pension Plan actuary of approximately $8,897 as of January 4, 2003. The Company's cash contribution to the Pension Plan for fiscal 2003 will be approximately $9,320 and is estimated to be approximately $27,704 over the next five years. The amount of cash contribution the Company will be required to make to the Pension Plan could increase or decrease depending upon the actual return that the Pension Plan assets earn compared to the estimated rate of return on Pension Plan assets of 7%.

    Translation of Foreign Currencies: Cumulative translation adjustments, arising primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange as of the respective balance sheet date, are applied directly to stockholders' deficiency and are included as part of accumulated other comprehensive loss. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

    Marketable Securities: Marketable securities are stated at fair value based on quoted market prices. Marketable securities are classified as available-for-sale with any unrealized gains or losses, net of tax, included as a component of stockholders' deficiency and included in other comprehensive loss.

    Assets held for sale: The Company classifies assets to be sold as assets held for sale. Assets held for sale are reported at the lower of their carrying amount or estimated fair value less selling costs. Assets held for sale at January 5, 2002 include accounts receivable, inventories, prepaid expenses, fixed assets and other assets of GJM and Penhaligon's and other assets identified for disposition. Assets held for sale at January 4, 2003 include certain land, buildings and other assets identified for disposition.

    Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided over the lesser of the estimated useful lives of the asset or terms of the lease, using the straight-line method, as summarized below:

Buildings......................................    20 - 40 years
Building improvements..........................     2 - 20 years
Machinery and equipment........................     3 - 10 years
Furniture and fixtures.........................     7 - 10 years
Computer hardware..............................      3 - 5 years
Computer software..............................      3 - 7 years

    Depreciation and amortization expense was $62,148, $60,890 and $56,497 for Fiscal 2000, 2001 and 2002, respectively.

    Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' and related guidance and are amortized on a straight-line basis, over the estimated useful life of the software (3 to 7 years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

    Intangible and Other Assets: Intangible and other assets consisted of goodwill, licenses, trademarks, deferred financing costs and other intangible assets as of January 5, 2002. Intangible assets consist of

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

licenses and trademarks at January 4, 2003. Goodwill represents the excess of cost over net assets acquired from business acquisitions. The Company performs an annual impairment test for goodwill and intangible assets. Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's'r'/Olga'r'/ Body by Nancy Ganz'TM'/Bodyslimmers'r', Calvin Klein'r' underwear, Lejaby'r', White Stag'r'/Catalina'r', Calvin Klein'r' jeans, A.B.S. by Allen Schwartz'r', Chaps Ralph Lauren'r' and Swimwear. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of the intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.

    Identified intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Deferred financing costs are amortized over the life of the related debt, using the interest method and included in interest expense.

    Advertising Costs: Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising allowances provided to customers are charged to operations as incurred and included in selling, general and administrative expenses. The amounts charged to operations for advertising (including cooperative advertising), marketing and promotion expenses during Fiscal 2000, 2001 and 2002 were $141,340, $138,407 and $108,076, respectively.

    Shipping and Handling Costs: Shipping and handling costs included in the statement of operations are expensed as incurred. The amounts charged to operations for shipping and handling costs during Fiscal 2000, 2001 and 2002 were $64,888, $76,085 and $71,510, respectively.

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

    Stock Based Compensation: The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, 'Accounting for Stock-Based Compensation' ('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company continues to account for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees ('APB 25')' and related Interpretations. Under APB 25, no compensation expense is recognized for employee share option grants because the exercise price of the options granted to date has equaled the market price of the underlying shares on the date of grant (the 'intrinsic value method'). The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 30, 2000, January 5, 2002 and January 4, 2003, respectively.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              FOR THE YEAR ENDED
                                                    --------------------------------------
                                                    DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                        2000          2002         2003
                                                        ----          ----         ----
Reported net loss.................................   $(389,971)    $(861,153)   $(964,863)
Less: Total stock-based employee compensation
  expense determined under fair value based
  methods for all awards, net of tax:.............     (18,267)      (12,250)      (6,996)
                                                     ---------     ---------    ---------
Pro forma net loss................................   $(408,238)    $(873,403)   $(971,859)
                                                     ---------     ---------    ---------
                                                     ---------     ---------    ---------
Net loss per share
    Reported
        Basic and diluted.........................   $   (7.39)    $  (16.28)   $  (18.21)
                                                     ---------     ---------    ---------
                                                     ---------     ---------    ---------
    Pro forma
        Basic and diluted.........................   $   (7.73)    $  (16.51)   $  (18.34)
                                                     ---------     ---------    ---------
                                                     ---------     ---------    ---------

    The fair values of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                               FOR THE YEAR ENDED
                                                     --------------------------------------
                                                     DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                         2000          2002         2003
                                                         ----          ----         ----
Risk-free interest rate............................      5.24%         4.50%        n/a
Dividend yield.....................................     --             --           n/a
Expected volatility of market price of Company's
  Common Stock.....................................     54.50%       104.64%        n/a
Expected option life...............................   5 years       5 years         n/a

    Pro forma compensation expense reflected for prior periods is not indicative of future compensation expense that would be recorded by the Company if it adopted the fair value based recognition provisions of SFAS 123. Future pro forma expense may vary based upon factors such as the number of awards granted by the Company and the then-current fair market value of such awards.

    Detailed information for activity in the Company's stock plans can be found in Note 17.

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

    A number of major international financial institutions are counterparties to the Company's financial instruments and letters of credit. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate non-performance of these counter parties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.

    Equity Instruments Indexed to the Company's Common Stock: Prior to
September 19, 2000, equity instruments indexed to the Company's Old Common Stock (the 'Equity Agreements') were recorded at fair value. Proceeds received under net share settlements or amounts paid upon the purchase of such equity instruments were recorded as a component of stockholders' deficiency. Subsequent changes in the fair value of the Equity Agreements were not recorded. Repurchases of common stock pursuant to the terms of the Equity Agreements were recorded as treasury stock. On September 19, 2000, the

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Company amended its Equity Agreements and elected to cash settle a portion of its obligation to the bank through notes payable. As a result, the Company recorded notes payable ('Equity Agreement Notes') in an amount equal to the difference between the forward equity price of the Company's Old Common Stock and the fair value of the Company's Old Common Stock. The recognition of the Equity Agreement Notes was recorded as an adjustment to stockholders' deficiency. On October 6, 2000, the Company amended its outstanding credit agreements and recorded an adjustment to increase the balance of the Equity Agreement Notes based upon the change in fair value of the Company's Old Common Stock. Changes in the fair value of the equity instruments after October 6, 2000 through the Petition Date were recorded as a component of operating loss and as a change in the carrying amount of the related Equity Agreement Notes. Subsequent to October 6, 2000, the Company was required to cash settle the Equity Agreements. Since the Petition Date, no changes in the fair value of the Equity Agreement Notes have been recorded. Equity Agreement Notes are classified in liabilities subject to compromise as of January 5, 2002 and January 4, 2003 (see Note 15).

    Comprehensive Loss: Comprehensive loss consists of net loss, unrealized gain/(loss) on marketable securities (net of tax), unfunded minimum pension liability and cumulative foreign currency translation adjustments. Because such cumulative translation adjustments are considered a component of permanently invested earnings of foreign subsidiaries, no income taxes are provided on such amounts.

    Start-Up Costs: Pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses are expensed as incurred.

    Recent accounting pronouncements: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company will adopt the provisions of SFAS 143 for its 2003 fiscal year and does not expect the adoption of SFAS 143 to have a material impact on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for the period beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the financial position or results of operations of the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ('SFAS 146'). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ('EITF') Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).' SFAS 146 requires that a liability for costs associated with the exit or disposal of an activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

    The FASB has issued SFAS No. 148 Accounting for Stock-Based Compensation, Transition and Disclosure ('SFAS 148'). SFAS No. 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148. As of January 4, 2003, the Company accounts for stock-based employee compensation in accordance with APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

    In November 2002, the FASB issued Interpretation Number 45, Guarantor's Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others ('FIN 45'). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual period beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on the Company's consolidated financial statements.

    In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ('FIN 46'). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entitites in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entitites in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when the Interpretation becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. The Company currently does not have any interest in any unconsolidated entity for which variable interest entity accounting is required and therefore does not expect FIN 46 to have a material affect on the Company's consolidated financial statements.

    Reclassifications: Certain Fiscal 2000 and 2001 amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- REORGANIZATION ITEMS

    In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes to streamline the Company's operations, focus on its core businesses, and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in Fiscal 2001 and Fiscal 2002, will not be completed until the end of fiscal 2003. In connection with these actions, the Company has closed all of its domestic outlet retail stores and reorganized its Speedo

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Authentic Fitness retail stores. The Company closed 204 of the 283 or 72% of the retail stores it operated at the beginning of Fiscal 2001. In Fiscal 2001, the Company closed 86 stores and 118 stores were closed during Fiscal 2002. In the first quarter of fiscal 2003, the Company closed three additional Speedo Authentic Fitness retail stores. The closing of the domestic outlet retail stores and the sale of the related inventory generated net proceeds of approximately $23,200 in Fiscal 2002.

    In the first quarter of Fiscal 2002, the Company sold the assets of GJM and Penhaligon's for net proceeds of approximately $20,459 in the aggregate. The net loss on the sale of GJM and Penhaligon's was approximately $2,897 and is included in reorganization items in Fiscal 2002. In Fiscal 2001, the Company recorded an impairment loss related to the goodwill of GJM of approximately $26,842.

    During Fiscal 2001 and Fiscal 2002, the Company sold certain personal property, vacated buildings, surplus land and other assets generating net proceeds of approximately $6,213 and $6,814 respectively, since the Petition Date. The losses related to the write-down of these assets was approximately $3,656 and $1,035 for the fiscal years ended January 5, 2002 and January 4, 2003, respectively. The Company has vacated certain leased premises, and rejected those leases (many related to its Retail Stores Division) under the provisions of the Bankruptcy Code.

    During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate its European manufacturing operations and to restructure certain other manufacturing, sales and back office operations in Europe. The Company expects to incur severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. The consolidation includes the consolidation of certain manufacturing operations in France which requires that the Company comply with certain procedures and processes that are defined in French law and French labor regulations. The Company has recorded a restructuring charge of $8,657 in the fourth quarter of Fiscal 2002 reflecting the statutory and regulatory defined severance and other obligations that the Company will incur related to the consolidation. Included in the restructuring charge is approximately $113 of legal and other professional fees incurred in Fiscal 2002 related to the consolidation. Additional severance costs attributable to negotiated settlements with individual employees are subject to final negotiation. The Company expects that all severance, outplacement, legal and other costs attributable to the consolidation will be fully paid by the end of fiscal 2003. The Company expects that the ultimate cost of the consolidation that have been incurred and will be incurred in fiscal 2003 will be between $12,000 and $15,000 including the $8,657 recorded in Fiscal 2002.

    As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees, written-down certain assets and accelerated the recognition of certain deferred charges. The transactions were recorded in accordance with the provisions of SOP 90-7.

    Reorganization items included in the consolidated statements of operations in Fiscal 2001 and Fiscal 2002 were $177,791 and $116,682, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. In addition, certain accruals are subject to compromise under the provisions of the Bankruptcy Code. The Company has recorded these accruals at the estimated amount the creditor is entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Plan.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                FISCAL YEARS ENDED
                                                              -----------------------
                                                              JANUARY 5,   JANUARY 4,
                                                                 2002         2003
                                                                 ----         ----
Legal & professional fees...................................   $ 24,206     $ 27,734
Employee contracts and retention............................      8,728       25,571
GECC lease settlement.......................................     --           22,898
Write-off of fixed assets related to retail stores closed...      6,105       13,250
Facility shutdown costs.....................................      8,440        9,201
Lease terminations..........................................     20,591        9,352
Sales of Penhaligon's, GJM and Ubertech.....................     --            4,262
Employee benefit costs related to plant closings............        821        3,068
Aviation and other assets...................................      1,650        1,176
Losses from write-offs and sales of fixed assets............     37,061          170
Company-obligated mandatorily redeemable preferred
  securities(a).............................................     21,411       --
Systems development abandoned...............................     33,066       --
Deferred financing fees.....................................     34,599       --
Interest rate swap gain.....................................    (18,887)      --
                                                               --------     --------
                                                               $177,791     $116,682
                                                               --------     --------
                                                               --------     --------
Cash portion of reorganization items........................   $ 36,893     $ 59,719
Non-cash portion of reorganization items....................   $140,898     $ 56,963

---------
(a) Includes original issue discount and deferred bond issue costs of $4,798 net of accumulated amortization.

    Certain accruals are included in liabilities subject to compromise. The Plan was consummated on February 4, 2003. Pursuant to the Plan, unsecured pre-petition claimants will receive their pro-rata share of 1,147,050 shares of New Common Stock. The number of shares to be distributed to each claimant is subject to the final approval and reconciliation of all of the unsecured pre-petition claims. The Company expects that such distribution will take place in the second quarter of fiscal 2003.

NOTE 3 -- SPECIAL CHARGES -- FISCAL 2000

    The Company performed a strategic review of its worldwide businesses, manufacturing, distribution and other facilities, and product lines and styles and initiated a global implementation of programs designed to create cost efficiencies through plant consolidations, workforce reductions and consolidation of the finance, manufacturing and operations organizations within the Company and the discontinuation of product lines and styles that were unprofitable. As a result of these initiatives which commenced in Fiscal 2000, the Company recorded special charges of $269,626 during Fiscal 2000 related to costs to exit certain facilities and activities and consolidate such operations, including charges related to inventory write-downs and other asset write-offs, facility shutdown and lease obligation costs, employee termination and severance costs, retail outlet store closings and other related costs. The non-cash portion of the charge was originally estimated to be $171,317 and the cash portion was originally estimated to be $98,309. As of January 4, 2003, $3,332 of accruals remained related primarily to severance obligations and expected payments under discontinued licenses. Actual cash charges through January 4, 2003 were $93,593. Non-cash charges were $172,574. Of the total amount of charges, $201,279 is reflected in cost of goods sold and $68,347 is reflected in selling, general and administrative expenses

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

in the Fiscal 2000. The detail of the charge, including costs incurred and reserves remaining for costs the Company expects to incur through completion of the aforementioned programs are summarized below:

                                            FACILITY
                           INVENTORY        SHUTDOWN       EMPLOYEE
                        WRITE-DOWNS AND   AND CONTRACT    TERMINATION                       LEGAL AND
                          OTHER ASSET     TERMINATION    AND SEVERANCE   RETAIL OUTLET    OTHER RELATED
                          WRITE-OFFS         COSTS           COSTS       STORE CLOSINGS       COSTS         TOTAL
                          ----------         -----           -----       --------------       -----         -----
Provisions............     $ 154,851        $ 53,261       $ 25,772         $ 20,037        $ 15,705      $ 269,626
Cash Reductions --
  2000................       --              (41,456)       (19,117)          (2,969)        (10,909)       (74,451)
Non-cash reductions --
  2000................      (125,350)         --             --              (12,357)           (976)      (138,683)
                           ---------        --------       --------         --------        --------      ---------
Balance as of Dec. 30,
  2000................        29,501          11,805          6,655            4,711           3,820         56,492
Cash Reductions --
  2001................       --               (3,998)        (6,376)          (1,578)         (4,186)       (16,138)
Non-cash reductions --
  2001................       (29,501)         (1,257)        --               (3,133)         --            (33,891)
Other adjustments --
  2001(a).............       --                 (493)        --              --                  366           (127)
                           ---------        --------       --------         --------        --------      ---------
Balance as of Jan 5,
  2002................       --                6,057            279          --               --              6,336
Cash Reductions --
  2002................       --               (2,743)          (261)         --               --             (3,004)
                           ---------        --------       --------         --------        --------      ---------
Balance as of Jan 4,
  2003................     $ --             $3,314(b)      $     18         $--             $ --          $   3,332
                           ---------        --------       --------         --------        --------      ---------
                           ---------        --------       --------         --------        --------      ---------

---------
(a) Other adjustments represent reversals of over accruals related to facility shutdowns and additional legal costs. The net effect of other adjustments is included in selling, general and administrative expenses in Fiscal 2001 and Fiscal 2002.

(b)  Includes $2,923 of liabilities subject to compromise.

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

FACILITY SHUTDOWN AND CONTRACT TERMINATION COSTS $(53,261)

    Costs associated with the shutdown of the facilities mentioned above include plant reconfiguration and shutdown costs of $47,751, which were expensed as incurred and lease obligation costs of $5,510. Of the total charge, $40,281 is included in cost of sales and $12,980 is included in selling, administrative and general expenses in Fiscal 2000. Accruals amounting to $3,314 for future lease and contract payments remain at January 4, 2003.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

EMPLOYEE TERMINATION AND SEVERANCE COSTS $(25,772)

    The Company recorded charges of $11,729 to cost of goods sold related to providing severance and benefits to 3,589 manufacturing related employees terminated as a result of the closure of certain facilities in Fiscal 2000. The Company also recorded charges of $14,043 to selling, administrative and general expenses related to providing severance and benefits to 816 distribution and administrative employees who were terminated in Fiscal 2000. Remaining severance amounts at January 4, 2003 were $18, and are expected to be paid in fiscal 2003.

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

NOTE 4 -- ACCOUNTS RECEIVABLE SECURITIZATION

    In October 1998, the Company entered into a revolving accounts receivable securitization facility, to mature on August 12, 2002, whereby it could obtain up to $200,000 of funding from the securitization of eligible United States trade accounts receivable through a bankruptcy remote special purpose subsidiary. The facility was amended in March 2000 to provide up to $300,000 of funding. In Fiscal 1999 the Company securitized $383,827 of accounts receivable (gross) for which it received cash proceeds of $195,900. In Fiscal 2000, the Company securitized $454,862 of accounts receivable (gross) for which it received cash proceeds of $249,600. In Fiscal 2001, prior to the Petition Date, the Company securitized $366,233 of accounts receivable (gross) for which it received cash proceeds of approximately $185,000. The Company retained the interest in and subsequent realization of the excess of amounts securitized over the proceeds received and provided allowances as appropriate on the entire balance. The proceeds received are included in cash flows from operating activities in the consolidated statement of cash flows. Fees for this program were paid monthly and were based on variable rates indexed to commercial paper and are included in selling, general and administrative expense. On June 11, 2001, concurrent with the completion of the DIP, the Company terminated the revolving accounts receivable securitization agreement by repaying $186,214 previously received under the account receivable securitization facility. The repayment of the accounts receivable securitization facility included $1,214 of fees and accrued interest. Consequently, none of the Company's outstanding trade accounts receivable were securitized at January 5, 2002 or January 4, 2003.

NOTE 5 -- RELATED PARTY TRANSACTIONS

    A former director of the Company is the sole stockholder, President and a director of The Spectrum Group, Inc. ('Spectrum'). The Company recognized consulting expenses of $560 in Fiscal

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2000 pursuant to a consulting agreement with Spectrum that was terminated effective December 31, 2000.

    The Company leases certain real property from an entity controlled by an employee and the former owner of A.B.S. by Allen Schwartz. The lease expires on May 31, 2005 and includes four five-year renewal options. Rent expense related to this lease for Fiscal 2000, Fiscal 2001 and Fiscal 2002 was $345, $458 and $470, respectively.

    From April 30, 2001 to June 11, 2001, the Company incurred consulting fees to Alvarez & Marsal, Inc. ('A&M') of $1,256 pursuant to a consulting agreement. The President and Chief Executive Officer and the Chief Financial Officer of the Company are affiliated with A&M. The A&M consulting agreement was terminated on June 11, 2001. In connection with the Company's emergence from bankruptcy on February 4, 2003 and as contemplated by the Plan, the Company entered into a new consulting agreement with A&M. Pursuant to the terms of his Employment Agreement, as adjusted under the Plan, Antonio C. Alvarez II, the President and Chief Executive Officer of the Company, received an incentive bonus consisting of $1,950 in cash, Second Lien Notes in the principal amount of $942 and 0.59% of the New Common Stock (266,400 shares) of the reorganized Company.

    The Company entered into a second consulting agreement with A&M on January 29, 2003 (as supplemented by the March 18, 2003 letter agreement, the 'A&M Agreement'), pursuant to which Mr. Alvarez and Mr. Fogarty will continue serving the Company as Chief Executive Officer and Chief Financial Officer, respectively, and certain other A&M affiliated persons will continue serving the Company in a consulting capacity. The A&M Agreement was effective as of February 4, 2003 and replaced and superceded the Alvarez and Fogarty Agreements. The A&M Agreement may be terminated by either party, without cause, upon 30 days' written notice. Upon the commencement of employment of a new Chief Executive Officer ('New CEO') or Chief Financial Officer ('New CFO'), Mr. Alvarez and
Mr. Fogarty are obligated to provide transitional assistance to the New CEO and New CFO, respectively, as reasonably required by the Company. The A&M Agreement provides that the Company will pay A&M on account of Mr. Alvarez's service as follows: (i) $125 per month until commencement of employment of the New CEO; (ii) $125 per month for 15 days after the commencement of employment of the New CEO; and (iii) after the period described in (ii) above, $.750 per hour of transition services provided by Mr. Alvarez. The A&M Agreement further provides that the Company will pay A&M on account of Mr. Fogarty's service at a rate of $.475 per hour. Moreover, A&M is eligible to receive the following incentive compensation under the terms of the agreement: (i) additional payments upon the consummation of certain transactions and (ii) participation in the Company's incentive compensation program for the periods Mr. Alvarez and Mr. Fogarty serve as Chief Executive Officer and Chief Financial Officer, respectively. Incentive compensation payable to A&M upon the consummation of certain transactions is not currently determinable because it is contingent upon future events which may or may not occur. Mr. Alvarez, Mr. Fogarty and A&M are bound by certain confidentiality, indemnification and non-solicitation obligations under the terms of the A&M Agreement.

    The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from a third party.

NOTE 6 -- BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

BUSINESS SEGMENTS

    During Fiscal 2001, the Company operated in three business segments or groups: (i) Intimate Apparel Group; (ii) Sportswear and Swimwear Group; and
(iii) Retail Stores. During Fiscal 2002, the

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Company operated in four business segments: (i) Intimate Apparel Group;
(ii) Sportswear Group; (iii) Swimwear Group; and (iv) Retail Stores Group. The Sportswear and Swimwear Groups (previously combined as the Sportswear and Swimwear Group) were separated in Fiscal 2002 to reflect the manner in which management currently evaluates the Company's business. Accordingly, certain financial information contained in this Annual Report on Form 10-K relating to fiscal periods prior to Fiscal 2002 has been restated to correspond with the Company's four segment business operations. The Groups currently operate as separate business segments. Moreover, the Company expects that, because of the retail store closings during Fiscal 2001 and Fiscal 2002, the Retail Stores Group's net revenues will not represent a material portion of the Company's net revenues in fiscal 2003. The Company does not intend to operate any retail outlet stores in fiscal 2003. As a result, beginning in fiscal 2003, the results of operations of the Retail Stores Group will be included with the Company's three wholesale Groups according to the type of product sold.

    The Company designs, manufactures and markets apparel within the Sportswear, Swimwear and Intimate Apparel markets and operates a Retail Stores Group, with stores under the Speedo'r' Authentic Fitness'r' and Calvin Klein names.

    The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and sleepwear under the Warner's'r', Olga'r', Body by Nancy Ganz'TM'/Bodyslimmers'r', Calvin Klein'r', Lejaby'r' and Rasurel'r' names.

    The Sportswear Group designs, sources, and markets moderate to premium priced men's and women's sportswear under the Calvin Klein'r', Chaps Ralph Lauren'r', A.B.S. by Allen Schwartz'r', Catalina'r' and White Stag'r' names.

    The Swimwear Group designs, manufactures, sources and sells moderate to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo'r'/Speedo Authentic Fitness'r', Anne Cole'r', Cole of California'r', Sunset Beach'r', SandCastle'r', Catalina'r', White Stag'r', Lifeguard'r', Nautica'r' and Ralph Lauren'r' names.

    The Retail Stores Group principally sells the Company's products to the general public through stores under the Speedo'r' Authentic Fitness'r' and Calvin Klein names. As of January 5, 2002, the Company operated 95 Speedo Authentic Fitness retail stores, 16 Calvin Klein full-price underwear stores, 86 domestic and international outlet retail stores. During Fiscal 2002, the Company closed 47 Speedo Authentic Fitness full price retail stores and all 64 of its domestic outlet retail stores leaving 48 Speedo Authentic Fitness, 15 international outlet retail stores and 16 full price international Calvin Klein underwear stores operating as of January 4, 2003. The closing of the domestic outlet retail stores and the related sale of inventory generated approximately $23,200 of net proceeds in Fiscal 2002. During Fiscal 2002, the Company accrued approximately $22,889 related to rejected leases and wrote-off approximately $13,250 of fixed assets related to the above-mentioned store closures. The Company closed 3 additional Speedo Authentic Fitness retail stores in the first quarter of fiscal 2003.

    Net revenues for the closed domestic outlet retail stores for Fiscal 2000, 2001 and 2002 were $153,049, $107,775 and $40,505, respectively.

    Net revenues for the 47 Speedo Authentic Fitness stores closed during Fiscal 2000, Fiscal 2001 and Fiscal 2002 were $18,563, $17,596 and $7,482, respectively.

    The accounting policies of the segments are the same as those described in the 'Summary of Significant Accounting Policies' in Note 1. Transfers to the Retail Stores Group are made at standard cost and are not reflected in net revenues of the Intimate Apparel, Sportswear or Swimwear segments. Management evaluates the performance of its segments based on operating income (loss) before depreciation, interest, taxes, amortization of intangibles and deferred financing costs, impairment

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

charges, reorganization items and certain general corporate expenses not allocated to segments, as well as the effect of the adoption of new accounting pronouncements or other changes in accounting ('Group EBITDA'). The table below also presents group operating income (loss) which includes depreciation of property, plant and equipment. The Company believes that an evaluation of the Company's operating results and the operating results of its segments for the past three years based solely on operating income (loss) is not complete without considering the effect of depreciation and amortization on those results. Since the Petition Date, the Company has sold assets, written down impaired assets, recorded a transitional impairment adjustment for the adoption of SFAS 142 and stopped amortizing certain intangible assets that were previously amortized. As a result, depreciation and amortization expense has decreased by approximately $40.3 million in Fiscal 2002 compared to Fiscal 2001 and by approximately $44.7 million compared to Fiscal 2000. For informational purposes, the Company has separately identified the depreciation and amortization components of operating income (loss) in the following table. The presentation of segment information in prior years has been restated to reflect current year classification of the segments. Information by business segment is set forth below:

                                     INTIMATE APPAREL   SPORTSWEAR   SWIMWEAR    RETAIL      TOTAL
                                     ----------------   ----------   --------    ------      -----
Fiscal 2002
    Net revenues...................     $ 570,694        $525,564    $304,994   $ 91,704   $1,492,956
    Group EBITDA...................        64,126          33,592      34,124        126      131,968
    Group operating income
      (loss).......................        48,386          24,212      28,561     (4,588)      96,571
Fiscal 2001
    Net revenues...................     $ 594,889        $573,697    $311,802   $190,868   $1,671,256
    Group EBITDA...................       (74,378)         (5,772)     (6,555)   (13,019)     (99,724)
    Group operating loss...........       (96,317)        (15,868)     (9,933)   (20,270)    (142,388)
Fiscal 2000
    Net revenues...................     $ 769,326        $882,917    $355,199   $242,494   $2,249,936
    Group EBITDA...................      (114,791)         39,638      81,323    (22,687)     (16,517)
    Group operating income
      (loss).......................      (137,023)         29,269      71,868    (27,130)     (63,016)

    A reconciliation of Group operating income (loss) to consolidated loss before provision for income taxes and cumulative effect of a change in accounting principle for fiscal years ended December 30, 2000, January 5, 2002 and January 4, 2003, is as follows:

                                                                      FOR THE YEAR ENDED
                                                            --------------------------------------
                                                            DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                                2000          2002         2003
                                                                ----          ----         ----
Group EBITDA..............................................     (16,517)      (99,724)     131,968
Group depreciation........................................      46,499        42,664       35,397
                                                             ---------     ---------    ---------
Group operating income (loss).............................     (63,016)     (142,388)      96,571
General corporate expenses not allocated..................     101,871       103,770       45,208
Depreciation of corporate assets and amortization of
  intangibles (a).........................................      55,580        55,154       22,022
Impairment charge.........................................          --       101,772           --
Reorganization items......................................          --       177,791      116,682
                                                             ---------     ---------    ---------
Consolidated operating loss...............................    (220,467)     (580,875)     (87,341)
Investment income (loss)..................................      36,882        (6,556)          62
Interest expense..........................................     172,232       122,752       22,048
                                                             ---------     ---------    ---------
Loss before provision for income taxes and cumulative
  effect of a change in accounting principle..............   $(355,817)    $(710,183)   $(109,327)
                                                             ---------     ---------    ---------
                                                             ---------     ---------    ---------

---------
(a) Includes amortization of intangibles of $39,931, $36,928 and $922 for the years ended December 30, 2000, January 5, 2002 and January 4, 2003, respectively, which is a corporate item not allocated to business segments.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  INTIMATE                            RETAIL    RECONCILING
                                  APPAREL    SPORTSWEAR   SWIMWEAR    STORES     ITEMS(a)     CONSOLIDATED
                                  -------    ----------   --------    ------     --------     ------------
Year Ended January 4, 2003
    Total Assets................  $296,365    $147,815    $194,634   $ 18,186    $290,880      $  947,880
    Depreciation and
      amortization..............    15,740       9,380       5,563      4,714      22,022          57,419
    Capital expenditures(b).....     6,233       2,357       1,423        132      10,164          20,309
Year Ended January 5, 2002
    Total Assets................  $415,965    $544,078    $605,238   $ 87,613    $332,561      $1,985,455
    Depreciation and
      amortization..............    21,939      10,096       3,378      7,251      55,154          97,818
    Capital expenditures........     8,463       2,005       2,947      1,187      10,125          24,727
Year Ended December 30, 2000
    Total Assets................  $616,228    $739,171    $637,484   $116,735    $232,531      $2,342,149
    Depreciation and
      amortization..............    22,232      10,369       9,455      4,443      55,580         102,079
    Capital expenditures........    33,043      15,195       2,513     10,089      49,222         110,062

---------
(a) Includes corporate items not allocated to business segments, primarily fixed assets related to the Company's management information systems and corporate facilities and goodwill, intangible and other assets.

(b) Includes assets acquired pursuant to the GECC lease settlement of $9,071.


GEOGRAPHIC INFORMATION

    Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                              FISCAL YEAR ENDED
                                -----------------------------------------------------------------------------
                                DECEMBER 30,                 JANUARY 5,                 JANUARY 4,
                                    2000            %           2002           %           2003           %
                                    ----            -           ----           -           ----           -
Net revenues:
    United States.............   $1,892,219        84.1      $1,342,903       80.4      $1,167,706       78.2
    Canada....................       96,840         4.3          82,897        4.9          83,185        5.6
    Europe....................      199,736         8.9         185,570       11.1         195,529       13.1
    Mexico....................       45,112         2.0          41,896        2.5          25,971        1.7
    Asia......................       16,029         0.7          17,990        1.1          20,565        1.4
                                 ----------       -----      ----------      -----      ----------      -----
                                 $2,249,936       100.0      $1,671,256      100.0      $1,492,956      100.0
                                 ----------       -----      ----------      -----      ----------      -----
                                 ----------       -----      ----------      -----      ----------      -----
Property, plant and equipment,
  net
    United States.............   $  293,384        89.0      $  173,569       81.8      $  137,351       87.6
    Canada....................        6,888         2.1           4,638        2.2           3,452        2.2
    All other.................       29,242         8.9          33,922       16.0          15,909       10.2
                                 ----------       -----      ----------      -----      ----------      -----
                                 $  329,514       100.0      $  212,129      100.0      $  156,712      100.0
                                 ----------       -----      ----------      -----      ----------      -----
                                 ----------       -----      ----------      -----      ----------      -----

INFORMATION ABOUT MAJOR CUSTOMERS

    In Fiscal 2000 and 2001 no customer accounted for more than 10% of the Company's net revenues. In Fiscal 2002, one customer, Federated Department Stores, Inc., accounted for approximately 10.5% of the Company's net revenues.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 7 -- INCOME TAXES

    The following presents the United States and foreign components of income from continuing operations before income taxes and cumulative effect of change in accounting principle and the total provision for United States federal and other income taxes:

                                                                      FISCAL YEAR ENDED
                                                            --------------------------------------
                                                            DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                                2000          2002         2003
                                                                ----          ----         ----
Loss before provision for income taxes and cumulative
  effect of change in accounting principle:
    Domestic..............................................   $(337,394)    $(659,321)   $(101,925)
    Foreign...............................................     (18,423)      (50,862)      (7,402)
                                                             ---------     ---------    ---------
        Total.............................................   $(355,817)    $(710,183)   $(109,327)
                                                             ---------     ---------    ---------
                                                             ---------     ---------    ---------
Current tax provision:
    Federal...............................................   $  --         $  --        $  --
    State and local.......................................         588           600          600
    Foreign...............................................         410        17,946        9,506
                                                             ---------     ---------    ---------
Total current tax provision...............................         998        18,546       10,106
                                                             ---------     ---------    ---------
Deferred tax provision:
    Federal...............................................    (106,864)     (202,150)       1,510
    State and local.......................................     (20,189)      (44,543)         325
    Foreign...............................................      (4,901)      (14,201)      (8,097)
    Valuation allowance increase..........................     152,000       393,318       50,070
                                                             ---------     ---------    ---------
Total deferred tax provision..............................      20,046       132,424       43,808
                                                             ---------     ---------    ---------
Provision for income taxes................................   $  21,044     $ 150,970    $  53,914
                                                             ---------     ---------    ---------
                                                             ---------     ---------    ---------

    The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

                                                                      FISCAL YEAR ENDED
                                                            --------------------------------------
                                                            DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                                2000          2002         2003
                                                                ----          ----         ----
Loss before provision for income taxes and cumulative
  effect of change in accounting principle................   $(355,817)    $(710,183)   $(109,327)
                                                             ---------     ---------    ---------
                                                             ---------     ---------    ---------
Benefit for income taxes at the statutory rate............   $(124,536)    $(248,564)   $ (38,265)
State income taxes benefit, net of federal tax benefit....     (18,947)      (28,353)         835
Impact of foreign taxes accrued...........................       1,344         3,899        4,000
Net U.S. tax on distribution of foreign earnings..........      --            --           32,846
Non-deductible intangible amortization and impairment
  charges.................................................       6,504        16,297       --
Increase in valuation allowance...........................     152,000       393,318       50,070
Other, net................................................       4,679        14,373        4,428
                                                             ---------     ---------    ---------
Provision for income taxes................................   $  21,044     $ 150,970    $  53,914
                                                             ---------     ---------    ---------
                                                             ---------     ---------    ---------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The components of deferred tax assets and liabilities as of January 5, 2002 and January 4, 2003 are as follows:

                                                              JANUARY 5,   JANUARY 4,
                                                                 2002         2003
                                                                 ----         ----
Deferred Tax Assets:
    Discounts and sales allowances..........................  $   2,060    $   1,857
    Inventory...............................................     22,594       20,559
    Postretirement benefits.................................     16,721       30,507
    Alternative minimum tax credit carryovers...............      5,245        2,270
    Advertising credits.....................................     13,219       13,219
    Reserves and accruals...................................     88,666       94,606
    Depreciation and amortization...........................     --           10,951
    Net operating losses and tax credits....................    501,432      502,197
                                                              ---------    ---------
    Gross deferred tax assets...............................    649,937      676,166
    Valuation allowances....................................   (582,249)    (670,772)
                                                              ---------    ---------
        Deferred tax assets -- net..........................     67,688        5,394
                                                              ---------    ---------
Deferred Tax Liabilities:
    Prepaid and other assets................................      3,280        3,057
    Depreciation and amortization...........................     48,509       --
    Bond discount...........................................      6,865       --
    Other...................................................     14,164        4,329
                                                              ---------    ---------
        Deferred tax liabilities............................     72,818        7,386
                                                              ---------    ---------
        Net deferred tax asset (liability)..................  $  (5,130)   $  (1,992)
                                                              ---------    ---------
                                                              ---------    ---------

    During Fiscal 2002, the Company repatriated approximately $98,000 of foreign earnings. No U.S. income taxes were incurred in connection with the repatriation since those earnings were completely offset by the Company's U.S. operating losses. At January 4, 2003, unremitted earnings of foreign subsidiaries were approximately $62,500. Since it is the Company's intention to permanently reinvest these earnings, no U.S. income taxes have been provided. Management believes that there would be no additional liability on the statutory earnings of foreign subsidiaries, if remitted.

    The Company and its subsidiaries' income tax returns are routinely examined by various tax authorities. In connection with such examinations, tax authorities have raised issues and proposed tax adjustments. The Company is reviewing the issues raised and will contest any adjustments it deems appropriate. In management's opinion, adequate provision for income taxes have been made for all open years.

    The Company has estimated United States net operating loss carryforwards of approximately $1,166,500 and foreign net operating loss carryforwards of approximately $85,400 at January 4, 2003. The United States net operating loss carryforwards, if they remain unused, expire as follows:

YEAR                                                   AMOUNT
----                                                   ------
2003 - 2010........................................  $  119,000
2011 - 2017........................................      46,300
2018 - 2022........................................   1,001,200
                                                     ----------
                                                     $1,166,500
                                                     ----------
                                                     ----------

    The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance increased to $670,772 (of which $29,334 relates

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

to foreign entities) in Fiscal 2002 from $582,249 (of which $28,041 relates to foreign entities) in Fiscal 2001. The increase in the valuation allowance results from the Fiscal 2002 operating loss and other deferred tax assets that may not be realized.

    A portion of the valuation allowance in the amount of approximately $19,026 (of which $4,841 relates to foreign entities) and approximately $14,185 at January 5, 2002 and January 4, 2003, respectively, relates to net deferred tax assets which were recorded in purchase accounting. The realization of such amount in future years will be allocated to reduce other non-current intangible assets.

    The consummation of the Plan resulted in the forgiveness of approximately $2,486,000 of the Company's pre-petition debt and other liabilities subject to compromise. The Company expects to utilize virtually all of its U.S. net operating loss carryforwards to offset the tax impact resulting from such debt forgiveness. As a result of the Chapter 11 Cases, the Company anticipates that the 'change in ownership' rules as defined by the Internal Revenue Code of 1986 will limit the Company's ability to utilize any remaining net operating loss carryforwards.

    At January 5, 2002 and January 4, 2003, prepaid expenses and other current assets includes current income taxes receivable of $19,500 (of which $3,200 relates to foreign entities) and $10,031 (of which $6,896 relates to foreign entities), respectively, and current liabilities include income taxes payable of $14,505 (of which $13,900 relates to foreign entities) and $28,420 (of which $18,371 relates to foreign entities), respectively.

NOTE 8 -- EMPLOYEE RETIREMENT PLANS

    The Company has a defined benefit pension plan, which covers substantially all full time domestic employees (the 'Pension Plan'). The Pension Benefit Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees and former directors ('Other Benefit Plans'). The Other Benefit Plans are, in most cases, contributory with retiree contributions adjusted annually.

    The components of net periodic benefit cost is as follows:

                                      PENSION BENEFIT PLAN                     OTHER BENEFIT PLANS
                                       FOR THE YEAR ENDED                       FOR THE YEAR ENDED
                             --------------------------------------   --------------------------------------
                             DECEMBER 30,   JANUARY 5,   JANUARY 4,   DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                 2000          2002         2003          2000          2002         2003
                                 ----          ----         ----          ----          ----         ----
Service Cost...............    $  2,640      $ 2,658      $ 2,845        $ 143         $ 163        $ 223
Interest Cost..............       9,307        9,316        9,155          424           283          259
Expected return on plan
  assets...................     (11,252)      (9,645)      (8,797)       --            --           --
Amortization of prior
  service cost.............         (74)         (74)         (49)         (33)          (33)         (33)
Net actuarial gain
  (loss)...................      --              684        2,245         (263)         (133)        (107)
                               --------      -------      -------        -----         -----        -----
Net benefit cost...........    $    621      $ 2,939      $ 5,399        $ 271         $ 280        $ 342
                               --------      -------      -------        -----         -----        -----
                               --------      -------      -------        -----         -----        -----

    A reconciliation of the balance of the benefit obligations is as follows:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       PENSION BENEFIT PLAN       OTHER BENEFIT PLANS
                                                      -----------------------   -----------------------
                                                      JANUARY 5,   JANUARY 4,   JANUARY 5,   JANUARY 4,
                                                         2002         2003         2002         2003
                                                         ----         ----         ----         ----
Change in benefit obligations
    Benefit obligation at beginning of year.........   $126,676     $134,073      $5,296      $ 5,204
    Settlements.....................................     --           --           --          (1,899)
    Service cost....................................      2,658        2,845         163          223
    Interest cost...................................      9,316        9,155         283          259
    Change in actuarial assumptions.................      5,015       31,142        (233)       1,093
    Curtailment.....................................     --           (8,897)      --           --
    Benefits paid...................................     (9,592)      (9,785)       (305)        (255)
                                                       --------     --------      ------      -------
    Benefit obligation at end of year...............   $134,073     $158,533      $5,204      $ 4,625
                                                       --------     --------      ------      -------
                                                       --------     --------      ------      -------

    A reconciliation of the change in the fair value of plan assets is as follows:

                                                       PENSION BENEFIT PLAN       OTHER BENEFIT PLANS
                                                      -----------------------   -----------------------
                                                      JANUARY 5,   JANUARY 4,   JANUARY 5,   JANUARY 4,
                                                         2002         2003         2002         2003
                                                         ----         ----         ----         ----
    Fair value of plan assets at beginning of
      year..........................................   $104,249     $ 95,858     $ --         $ --
    Actual return on plan assets....................     (2,985)      (5,314)      --           --
    Employer's contributions........................      4,186        2,606         305          255
    Benefits paid...................................     (9,592)      (9,785)       (305)        (255)
                                                       --------     --------     -------      -------
    Fair value of plan assets at end of year........   $ 95,858     $ 83,365     $ --         $ --
                                                       --------     --------     -------      -------
                                                       --------     --------     -------      -------
    Funded status...................................   $(38,215)    $(75,168)    $(5,204)     $(4,625)
    Unrecognized prior service cost.................        (48)      --            (406)        (373)
    Unrecognized net actuarial (gain) loss..........     38,547       72,659      (3,588)        (991)
                                                       --------     --------     -------      -------
    Net amount recognized...........................   $    284     $ (2,509)    $(9,198)     $(5,989)
                                                       --------     --------     -------      -------
                                                       --------     --------     -------      -------

    Effective January 1, 2003 the Pension Plan was amended such that participants in the Pension Plan will not earn any additional pension benefits after December 31, 2002. The amendment to the Pension Plan resulted in a curtailment gain of $8,897 in the fourth quarter of Fiscal 2002. As a result of the curtailment, the Company's pension liability was reduced by $8,897. The curtailment gain reduced the unrecognized net actuarial (gain) loss component of the Company's accrued pension liability which was recorded in other comprehensive loss in the fourth quarter of Fiscal 2002. In addition, the Pension Plan was underfunded at January 5, 2002 and January 4, 2003, respectively. The Company will make cash contributions to the Pension Plan of approximately $9,320 in fiscal 2003 and approximately $27,704 over the next five years.

    Pension Plan assets include fixed income securities and marketable equity securities, including 673,100 shares of the Company's Old Common Stock, which had a fair market value of $37 and $2 at January 5, 2002 and January 4, 2003, respectively. The Company's Old Common Stock was cancelled on February 4, 2003 pursuant to the Plan. Holders of the Old Common Stock, including the Pension Plan did not receive any distribution under the terms of the Plan and as a result, the Pension Plan's investment in such Old Common Stock was written off in February 2003. The Company contributes to multi-employer defined benefit pension plans on behalf of union employees of two manufacturing facilities and a warehouse and distribution facility, which amounts are not significant for the periods presented. The Company closed the two manufacturing facilities in Fiscal 2002 and recorded a termination liability of $2,317 related to the multi-employer plans associated with the closed plants during Fiscal 2002. The accrued liability of $2,317 is included in liabilities subject to compromise at January 4, 2003.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The weighted-average assumptions used in the actuarial calculations were as follows:

                                              FISCAL   FISCAL   FISCAL    FISCAL
                                               2000     2001     2002    2003(a)
                                               ----     ----     ----    --------
Discount rate...............................  7.75%    7.25%    5.30%     5.30%
Expected return on plan assets..............  9.50%    9.50%    9.50%     7.00%
Rate of compensation increase...............  5.00%    5.00%    5.00%       N/A

---------
(a) The Company evaluated its assumptions related to the expected return on plan assets in the fourth quarter of Fiscal 2002 and revised the expected return on plan assets for future valuations to 7% effective with the Pension Plan's fiscal 2003 year. The rate of compensation increase is not applicable because no future benefits will be earned by Pension Plan participants.

    For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care cost trend rate) was 11.5% for 2002 and decreases by 0.5% each year from 2003 to 2014 to 5.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              ONE PERCENTAGE   ONE PERCENTAGE
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
Effect on total of service and interest cost components.....       $ 43            $ (37)
Effect on health care component of the accumulated
  post-retirement benefit obligation........................       $307            $(256)

    The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax and after-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company contributes amounts equal to 15.0% of the first 6.0% of employee contributions to the defined contribution plan. The Company increased the Company's contribution to 35.0% of the first 6.0% of employee contributions effective January 1, 2003. The maximum Company contribution on behalf of any employee was $1.530, $1.530 and $1.800 for Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan totaled $552, $483 and $377 for Fiscal 2000, 2001 and 2002, respectively.

NOTE 9 -- MARKETABLE SECURITIES

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

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 10 -- INVENTORIES

                                                          JANUARY 5,   JANUARY 4,
                                                             2002         2003
                                                             ----         ----
Finished goods..........................................   $375,956     $281,610
Work in process.........................................     47,325       51,792
Raw materials...........................................     45,718       45,682
                                                           --------     --------
                                                            468,999      379,084
Less: reserves..........................................     50,097       33,816
                                                           --------     --------
                                                           $418,902     $345,268
                                                           --------     --------
                                                           --------     --------

NOTE 11 -- PROPERTY, PLANT AND EQUIPMENT

                                                        JANUARY 5,   JANUARY 4,
                                                           2002         2003
                                                           ----         ----
Land and land improvements............................  $     573    $   1,223
Building and building improvements....................     70,428       51,513
Furniture and fixtures................................    102,833      101,861
Machinery and equipment...............................     76,711       73,104
Computer hardware and software........................    169,811      169,194
Construction in progress..............................      1,101          435
                                                        ---------    ---------
                                                        $ 421,457    $ 397,330
Less: Accumulated depreciation and amortization.......   (209,328)    (240,618)
                                                        ---------    ---------
Property, plant and equipment, net....................  $ 212,129    $ 156,712
                                                        ---------    ---------
                                                        ---------    ---------

NOTE 12 -- INTANGIBLE ASSETS AND GOODWILL

    Prior to the adoption of SFAS 142, the Company reviewed any potential impairment of long-lived assets when changes in circumstances, which include, but are not limited to, the historical and projected operating performance of business operations, specific industry trends and general economic conditions, indicated that the carrying value of business specific intangibles or goodwill may not be recoverable. Under these circumstances, the Company estimates future undiscounted cash flows as a basis for determining any impairment loss. If undiscounted cash flows are less than the carrying amount of the asset then impairment charges are recorded to adjust the carrying value of long-lived assets to the estimated fair value. The Company recorded an impairment charge of $101,772 for the write-off of goodwill related to Bodyslimmers, CK Kids and ABS of $96,171 and the write-off of certain other intangible assets of $5,601 in the fourth quarter of Fiscal 2001.

    In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets with indefinite lives and was effective for the Company's 2002 fiscal year. SFAS 142 requires that indefinite lived intangible assets be tested for impairment at least annually. Intangible assets with finite useful lives are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets.

    As of January 5, 2002, the Company had intangible assets with indefinite useful lives and goodwill net of accumulated amortization of approximately $940,065. The Intimate Apparel Group's intangible assets consisted of goodwill of $136,960 and indefinite lived intangible assets (primarily owned trademarks) of $64,992. The Sportswear Group and and Swimwear Group's intangible assets consisted of goodwill of $551,864 and indefinite lived intangible assets (primarily owned trademarks and license

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

rights for periods exceeding forty years) of $172,683. The Retail Stores Group had intangible assets consisting of goodwill of $3,616 (subsequently written-off in connection with the sale of Penhaligon's). The Company also had other indefinite lived intangible assets consisting of owned trademarks of $9,950. In addition, the Sportswear Group had finite lived intangible assets consisting of certain license rights of $6,316 net of accumulated amortization.

    Under the provisions of SFAS 142, goodwill is deemed potentially impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. As of January 5, 2002, the Company had incurred losses in each of its previous two fiscal years and had filed bankruptcy on June 11, 2001. As a result the Company's 'Business Enterprise Value' ('BEV') decreased. Intangible assets are deemed impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its BEV in connection with the preparation of the Plan. The independent appraiser considered the future earnings of the reorganized Company and other factors related to the Plan. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 net of income tax benefit of $53,513 as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002. The income tax benefit of $53,513 includes a tax benefit of $81,657 relating to tax deductible goodwill of $206,811 offset by an increase in valuation allowance of $28,144 on the Company's deferred tax asset resulting from the adoption of SFAS
142. The remaining value of intangible assets with indefinite useful lives after the adoption of SFAS 142 is $81,305. The Intimate Apparel Group has indefinite lived intangible assets of $52,037 related to certain owned trademarks. The Sportswear Group has indefinite lived intangible assets of $19,327 related to certain licensed trademarks. The Company also has other indefinite lived intangible assets of $9,941 related to certain owned trademarks. The Retail Stores Group had goodwill of $3,616 (subsequently written-off in connection with the sale of Penhaligon's). In addition, the Sportswear Group, as of January 5, 2002 and January 4, 2003 had finite lived intangible assets of $6,316 and $5,522, net of accumulated amortization of $2,712 and $2,494, respectively, with a remaining useful life of six years as of January 4, 2003 related to certain licensed trademarks. Future amortization expense of finite lived intangible assets will be approximately $925 per year through 2008.

    Amortization expense related to goodwill and intangible assets, included in selling, general and administrative expenses was, $39,931, $36,928 and $922 for Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Net loss for Fiscal 2000 and Fiscal 2001, assuming SFAS No. 142 had been adopted effective January 1, 2000 is as follows:

                                                       FISCAL YEAR ENDED
                                                   -------------------------
                                                   DECEMBER 30,   JANUARY 5,
                                                       2000          2002
                                                       ----          ----
Net loss -- as reported..........................   $(389,971)    $(861,153)
Decrease in amortization expense.................      39,009        36,006
                                                    ---------     ---------
Net loss -- as adjusted..........................   $(350,962)    $(825,147)
                                                    ---------     ---------
                                                    ---------     ---------
Basic and diluted loss per weighted average share
  outstanding:
    As reported..................................   $   (7.39)    $  (16.28)
                                                    ---------     ---------
                                                    ---------     ---------
    As adjusted..................................   $   (6.65)    $  (15.59)
                                                    ---------     ---------
                                                    ---------     ---------

    Deferred financing costs, net of accumulated amortization, were $8,971 and $463 as of January 5, 2002 and January 4, 2003, respectively. Deferred financing costs relating to pre-petition debt of the Company were written-off as of the Petition Date resulting in a charge to reorganization items of $34,599 in the second quarter of Fiscal 2001. Other assets of $11,612 at January 5, 2002 and $2,800 at

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

January 4, 2003 include long-term investments, other non-current assets and deposits. The Company reviews other long-term assets for potential impairment, annually or when circumstances indicate that a long-term asset may be impaired. As a result of this review, in the fourth quarter of Fiscal 2001, the Company wrote down the carrying amount of certain barter credits by $30,734 to $2,006 based upon the Company's plans to utilize such credits in the future. Barter credits included in other assets amounted to $2,006 and $683 as of January 5, 2002 and January 4, 2003, respectively.

NOTE 13 -- ACCUMULATED OTHER COMPREHENSIVE LOSS

    The components of accumulated other comprehensive loss as of December 30, 2000, January 5, 2002 and January 4, 2003 are summarized below:

                                                               FOR THE YEAR ENDED
                                                    -----------------------------------------
                                                    DECEMBER 30,   JANUARY 5,      JANUARY 4,
                                                        2000          2002            2003
                                                        ----          ----            ----
Foreign currency translation adjustments..........    $(18,707)     $(20,561)       $(20,408)
Unfunded minimum pension liability................     (14,648)      (32,494)        (72,659)
Unrealized holding (loss) gain -- net.............        (395)           39            (156)
                                                      --------      --------        --------
Total accumulated other comprehensive loss........    $(33,750)     $(53,016)       $(93,223)
                                                      --------      --------        --------
                                                      --------      --------        --------

NOTE 14 -- DEBT

                                                  JANUARY 5,    JANUARY 4,
                                                     2002         2003(a)
                                                     ----         -------
Amended DIP.....................................  $   155,915   $   --
GECC lease settlement (b).......................      --              5,603
$600 million term loan..........................      587,548       584,824
Revolving credit facilities.....................    1,018,719     1,013,995
Term loan agreements............................       27,161        27,034
Capital lease obligations.......................        5,582         2,679
Foreign credit facilities (c)...................      143,439       146,958
Equity Agreement Notes (d)......................       56,677        56,506
                                                  -----------   -----------
                                                    1,995,041     1,837,599
Current portion.................................     (158,026)       (5,765)
Reclassified to liabilities subject to
  compromise....................................   (1,834,808)   (1,830,582)
                                                  -----------   -----------
    Total long-term debt........................  $     2,207   $     1,252
                                                  -----------   -----------
                                                  -----------   -----------

---------
(a) The reduction in pre-petition credit facilities primarily reflects the pro-rata repayment of certain amounts from the proceeds generated from the sale of GJM and Penhaligon's and certain other assets.

(b) Represents amounts due pursuant to the GECC lease settlement, net of payments made through January 4, 2003.

(c) Includes the impact of fluctuations in foreign currency exchange rates.

(d) Interest bearing notes payable to certain banks related to the settlement of equity forward purchase agreements
     ('Equity Agreements') entered into in connection with the Company's stock repurchase program.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    Total debt does not include pre-petition trade drafts outstanding as of January 5, 2002 and January 4, 2003 of $351,367 and $349,737, respectively, that are included in liabilities subject to compromise.

DEBTOR-IN-POSSESSION FINANCING

    On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ('DIP') with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, certain extensions were granted under the DIP on April 12, 2002, June 19, 2002, July 18, 2002,
August 22, 2002 and September 30, 2002 (the DIP, subsequent to such extensions and amendments, is referred to as the 'Amended DIP'). The amendments and extensions, among other things, amended certain definitions and covenants, permitted the sale of certain of the Company's assets and businesses, extended deadlines with respect to certain asset sales and filing requirements with respect to a plan of reorganization and reduced the size of the facility to reflect the Debtor's revised business plan. The Amended DIP (when originally executed) provided for a $375,000 non-amortizing revolving credit facility (which includes a letter of credit facility of up to $200,000) ('Tranche A') and a $225,000 revolving credit facility ('Tranche B'). On December 27, 2001 the Tranche B commitment was reduced to $100,000. On April 19, 2002, the Company voluntarily elected to eliminate Tranche B based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and Tranche B would not be needed to fund the Company's on-going operations. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275,000. Borrowing under the Amended DIP bore interest at either the London Inter Bank Offering Rate (LIBOR) plus 2.75% (approximately 4.25% at January 4, 2003) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at January 4, 2003). The Amended DIP contained restrictive covenants which required the Company to achieve $70,800 of earnings before interest, income taxes, depreciation, amortization and restructuring charges, as defined ('EBITDAR') and limited capital expenditures. As of January 4, 2003, the Company was in compliance with all of the covenants under the Amended DIP.

    All outstanding borrowings under the Amended DIP had been repaid as of January 4, 2003. Loans outstanding under the Amended DIP at January 5, 2002 and January 4, 2003 were $155,915 and $0, respectively with a weighted average interest rate of 4.8% for Fiscal 2001. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at January 5, 2002 and January 4, 2003 of approximately $60,031 and $60,672, respectively. The total amount of additional credit available to the Company at January 5, 2002 and January 4, 2003 was $159,054 and $160,906, respectively. In addition, at January 4, 2003, the Company had approximately $94,059 of excess cash available as collateral against outstanding stand-by and trade letters of credit.

    The Amended DIP was secured by substantially all of the domestic assets of the Company. The Amended DIP terminated on the Effective Date and was replaced by the Exit Financing Facility.

GECC SETTLEMENT

    On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ('GECC'). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's claims under the leases totaled approximately $51,152. Under the terms of the

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

settlement agreement GECC will receive $15,200 payable as follows: (i) prior to the Effective Date of the Plan, the Company paid GECC monthly installments of $550; and (ii) after the Effective Date, the Company is obligated to pay GECC monthly installments of $750 until the balance is paid in full. Through
June 12, 2002, the Company had paid GECC $5,500 of the $15,200. The present value of the remaining cash payments to GECC under the settlement agreement of $5,603 as of January 4, 2003 are included in the current portion of long-term debt not subject to compromise. The remaining amount of the GECC claim of approximately $35,952 is included in liabilities subject to compromise as of January 4, 2003. The Company had recorded accrued liabilities related to the GECC leases of approximately $13,045 prior to the settlement and recorded approximately $22,907 as reorganization items in Fiscal 2002. GECC retains a perfected security interest in the leased assets equal to the outstanding cash settlement payments due under the settlement agreement until all such amounts are paid. Lease expenses related to the GECC leases was $18,011, $16,504 and $8,228 for Fiscal 2000, 2001 and 2002, respectively.

    The assets acquired pursuant to the terms of the settlement agreement were recorded at their estimated fair value, which was estimated to be equal to the present value of payments due to GECC under the terms of the settlement agreement. Such assets are being depreciated using the straight-line method over their estimated remaining useful lives of two to four years.

PRE-PETITION DEBT

    The Company was in default of substantially all of its U.S. pre-petition credit agreements as of January 4, 2003. All pre-petition debt of the Debtors has been classified as liabilities subject to compromise in the consolidated balance sheet at January 4, 2003 and January 5, 2002. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on June 11, 2001. The Company continued to accrue interest on certain foreign credit agreements that are subject to standstill and inter-creditor agreements. Such interest of approximately $14,844 was paid pursuant to the Plan on February 4, 2003. Such interest is included in liabilities subject to compromise at January 4, 2003. A brief description of each pre-petition credit facility and the terms thereof is included below.

    A brief description of each pre-petition credit facility and its terms is included below.

    AMENDMENT AGREEMENT

    On October 6, 2000, the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement (the 'Amendment Agreement') and an Inter-creditor Agreement. Pursuant to the Amendment Agreement, the Company's credit facilities were modified so that each contained identical representations and warranties, covenants, mandatory prepayment obligations and events of default. The Amendment Agreement also amended uncommitted credit facilities and those which matured prior to August 12, 2002 so that they would mature on August 12, 2002 (maturity dates of the credit facilities due after August 12, 2002 were unaffected).

    The Amendment Agreement made the margins added to a base rate or Eurodollar rate loan uniform under the credit facilities with such rate determined according to the debt rating of the Company. As of December 30, 2000, the applicable margin for base rate advances under the credit facilities was 2.5% and the applicable margin for Eurodollar rate advances under the credit facilities was 3.5%. The Amendment Agreement also made the fee charged based on the letters of credit outstanding and a commitment fee charged based on the undrawn amount of the credit facilities consistent across the credit facilities. Both of these fees also varied according to the Company's debt rating.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    As part of the signing of the Amendment Agreement, obligations under each of the credit facilities were guaranteed by the Company and by all of its domestic subsidiaries. Additionally, on a limited basis, several foreign subsidiaries cross guaranteed the foreign obligations. The Company and each of such entities have granted liens on substantially all of their assets to secure these obligations. As a result of the Amendment Agreement, as of December 30, 2000, the Company had committed to credit facilities in an aggregate amount of $2,609,000, all of which were to mature on or after August 12, 2002 with substantially no debt amortization until then. All obligations under the Amendment Agreement were in default under the Chapter 11 Cases. The Company did not accrue interest on these obligations since the Petition Date, except for interest on certain foreign credit agreements, as previously noted. Creditors under the Amendment Agreement were considered secured creditors in the Chapter 11 Cases, and as such, in accordance with applicable bankruptcy law, received a higher priority than other classes of creditors. Amounts outstanding under the Amendment Agreement, not including accrued interest, at January 5, 2002 and January 4, 2003 were approximately $2,184,911, including trade drafts of $351,367, and $2,179,054, including trade drafts of $349,737 respectively. The Company has classified these obligations as liabilities subject to compromise. The Amendment Agreement and Amended DIP required that the proceeds from certain asset sales be used to repay amounts outstanding under the Company's pre-petition debt agreements. Such repayments were approximately $14,500 in Fiscal 2002.

    $600,000 REVOLVING CREDIT FACILITY

    The Company was the borrower under a $600,000 Revolving Credit Facility, which included a $100,000 sub-facility available for letters of credit. This facility was scheduled to expire on August 12, 2002 in accordance with the terms of the Amended and Restated Credit Agreement, dated November 17, 1999, which governed the facility. Amounts borrowed under this facility were borrowed at either base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 5, 2002 and January 4, 2003, $595,119 and $592,359, respectively, was outstanding under this facility, all of which is included in liabilities subject to compromise.

    $450,000 REVOLVING CREDIT FACILITY

    The Company was also a borrower under a $450,000 Revolving Credit Facility, which was reduced to $423,600 under the Amendment Agreement. The credit agreement governing this facility, dated November 17, 1999, provided that the term of the facility will expire on November 17, 2004. Amounts borrowed under this facility were subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 5, 2002, and January 4, 2003, $423,600 and $421,636, respectively, was outstanding under this facility, all of which is included in liabilities subject to compromise.

    $587,548 TERM LOAN

    The Company was a borrower under a $600,000 Term Loan, dated November 17, 1999, which was reduced to approximately $587,548 under the Amendment Agreement. The maturity of this loan was also extended until August 12, 2002 in connection with the Amendment Agreement. Amounts borrowed under this facility were subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 5, 2002 and January 4, 2003, $587,548 and $584,824, respectively, was outstanding under this facility all of which is included in liabilities subject to compromise.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    FRENCH FRANC FACILITIES

    The Company and its subsidiaries entered into French Franc facilities in July and August 1996 relating to its acquisition of Lejaby. These facilities, which were amended in April 1998 and in August and November 1999, included a term loan facility in an original amount of 370 million French Francs and a revolving credit facility of 480 million French Francs, which was reduced to
441.6 million French Francs pursuant to the Amendment Agreement. Amounts borrowed under these facilities were subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. Beginning in July 1997, the Company began repaying the term loan in annual installments, with a final installment due on December 31, 2001. In conjunction with the Amendment Agreement the annual installments were eliminated and the maturity of the loan was extended to August 12, 2002. The revolving portion of this facility provided for multi-currency revolving loans to be made to the Company and a number of its European subsidiaries. As of January 5, 2002 and January 4, 2003, the total amount outstanding under these facilities was $59,545 and $55,424 equivalent, respectively, all of which is included in liabilities subject to compromise.

    $400,000 TRADE CREDIT FACILITY

    On October 6, 2000, in conjunction with signing the Amendment Agreement, the Company entered into a new $400,000 Trade Credit Facility which provided commercial letters of credit for the purchase of inventory from suppliers and offered the Company extended terms for periods of up to 180 days ('Trade Drafts'). Amounts drawn under this facility were subject to interest at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. The Company classified the 180-day Trade Drafts in trade accounts payable. At January 5, 2002 and January 4, 2003, the Company had approximately $351,367 and $349,737, respectively of Trade Drafts outstanding under this facility, all of which is included in liabilities subject to compromise.

    OTHER FACILITIES

    In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. This loan was due to be repaid in equal installments with a final maturity date of July 4, 2002. Amounts outstanding under this agreement as of January 5, 2002 and January 4, 2003 were $27,161 and $27,034, respectively, and are included in liabilities subject to compromise.

    The Company issued $40,372 of notes in conjunction with the amendment of its Equity Agreements with two of its banks. Amounts borrowed under these notes were subject to interest at a rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. These notes were to mature on August 12, 2002. As of January 5, 2002 and January 4, 2003, the total amount outstanding under the Equity Agreements, including Equity Adjustments was $56,677 and $56,506, respectively. Loans related to the Equity Agreements outstanding are included in liabilities subject to compromise.

    FOREIGN CREDIT FACILITIES

    The Company and certain of its foreign subsidiaries entered into credit agreements that provided for revolving lines of credit and issuance of letters of credit ('Foreign Credit Facilities'). At January 5, 2002 and January 4, 2003, the total outstanding amounts of the Foreign Credit Facilities were approximately $83,894 equivalent and $91,534 equivalent, respectively. The increase in the Foreign Credit Facilities outstanding balance from the end of Fiscal 2001 to the end of Fiscal 2002 reflects unfavorable exchange rate movement in the Euro, Pound Sterling and Canadian dollar compared to the United States dollar. The foreign subsidiaries were not parties to the Chapter 11 Cases. The Foreign Credit Facilities are subject to standstill and inter-creditor agreements. The Company recorded interest expense of $4,110 and $9,833 in Fiscal 2001 and Fiscal 2002, respectively, on certain of these foreign

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

credit facilities. The Plan required the payment of such interest and, as a result, the Company repaid the outstanding principal amount and accrued interest totaling $106,112 pursuant to the terms of the Plan on February 4, 2003.

RESTRICTIVE COVENANTS -- AMENDMENT AGREEMENT

    Pursuant to the terms of the Amendment Agreement, the Company was required to maintain certain financial ratios and was prohibited from paying dividends. On March 29, 2001, lenders under the Amendment Agreement waived compliance with the financial ratios until April 16, 2001. On April 13, 2001, the lenders extended this waiver until May 16, 2001 and on May 16, 2001, the lenders extended the waiver to June 15, 2001. The Company filed for protection under Chapter 11 of the Bankruptcy Code on June 11, 2001.

RESTRICTIVE COVENANTS -- AMENDED DIP

    The Amended DIP contained financial and restrictive covenants that, among other things, required the Company to achieve a minimum level of EBITDAR, as defined, restricted the amount of capital expenditures the Company could incur and prohibited the Company from incurring additional indebtedness and paying dividends. As of January 5, 2002 and January 4, 2003, the Company was in compliance with all covenants of the Amended DIP.

LEASE REJECTIONS

    The Company has entered into operating lease agreements for manufacturing, distribution and administrative facilities and retail stores. The Company has provided approximately $20,600 and $32,389 for the estimated total amount of claims the Company expected to receive related to rejected leases as of January 5, 2002 and January 4, 2003, respectively. In addition, the Company has entered into operating leases for equipment and other assets and has accepted certain lease agreements pursuant to the Plan.

INTEREST RATE SWAPS

    As of December 30, 2000, the Company had four interest rate swap agreements in place which were used to convert variable interest rate borrowings of $329,500 to fixed interest rates. The counter-parties to all of the Company's interest rate swap agreements were banks who were lenders in the Company's bank credit agreements. The fair value of these swaps based on quoted market prices at December 30, 2000 was $512 less than the carrying amount. Due to the Chapter 11 Cases, the Company's outstanding swap agreement maturing in June 2006 were cancelled as of the Petition Date resulting in a loss $420 in Fiscal 2001.

    The Company's agreements in place as of January 1, 2000 in the amounts of $75,000, $210,000, $150,000 and $250,000 were terminated in March 2000 for a cash gain of $26,076, which was being amortized over the life of the agreements. Unamortized deferred swap income of $21,744 was reclassified to other comprehensive income as a transition adjustment upon the adoption of SFAS 133 in the first quarter of Fiscal 2001. In conjunction with the Chapter 11 Cases, the Company suspended interest payments on the outstanding debt obligations of the Debtors, and as a result, realized the deferred income as of the Petition Date. The unamortized amount of $18,887 was included in reorganization items for the year ended January 5, 2002.

    Differences between the fixed interest rate on each swap and the one-month or three-month LIBOR rate were settled at least quarterly between the Company and each counter-party. Pursuant to

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

its interest rate swap agreements, the Company made payments totaling $372 in the year ended December 30, 2000 (none in Fiscal 2001 and Fiscal 2002).

NOTE 15 -- LIABILITIES SUBJECT TO COMPROMISE

    The principal categories of obligations classified as liabilities subject to compromise are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim as filed with the Bankruptcy Court and may be subject to future adjustments depending on the final settlement of certain unsecured pre-petition obligations prior to the final distributions of shares of New Common Stock to unsecured creditors. The Company expects to make such final distributions in April 2003. The following summarizes the amount of liabilities subject to compromise:

                                                                FISCAL YEARS ENDED
                                                              -----------------------
                                                              JANUARY 5,   JANUARY 4,
                                                                 2002         2003
                                                                 ----         ----
Current liabilities:
    Accounts payable(a).....................................  $  386,711   $  385,931
    Accrued liabilities, including unsecured GECC claim.....      66,070      128,567
Debt:
    $600 million term loan(b)...............................     587,548      584,824
    Revolving credit facilities(b)..........................   1,018,719    1,013,995
    Term loan agreements(b).................................      27,161       27,034
    Capital lease obligations...............................       1,265        1,265
    Foreign credit facilities(b)............................     143,439      146,958
    Equity Agreement Notes(b)...............................      56,677       56,506
    Company-obligated mandatorily redeemable convertible
      preferred securities..................................     120,000      120,000
    Other liabilities.......................................      27,485       21,002
                                                              ----------   ----------
                                                              $2,435,075   $2,486,082
                                                              ----------   ----------
                                                              ----------   ----------

---------
(a) Accounts payable includes $351,367 and $349,737 of trade drafts payable at January 5, 2002 and January 4, 2003, respectively. As a result of the Chapter 11 Cases, no principal or interest payments were made on unsecured pre-petition debt.

(b) Changes due to pro-rata repayments and fluctuations in foreign currency exchange rates.


NOTE 16 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

    In 1996, Designer Holdings, Ltd. ('Designer Holdings') issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities of a wholly owned subsidiary (the 'Preferred Securities') for aggregate gross proceeds of $120,000. The Preferred Securities represented preferred undivided beneficial interests in the assets of Designer Finance Trust ('Trust'), a statutory business trust formed under the laws of the State of Delaware in 1996. Designer Holdings owned all of the common securities representing undivided beneficial interests of the assets of the Trust. Accordingly, the Trust is included in the consolidated financial statements of the Company. The Trust exists for the sole purpose of (i) issuing the Preferred Securities and common securities (together with the Preferred Securities, the 'Trust Securities'),
(ii) investing the gross proceeds of the Trust Securities in 6% Convertible Subordinated Debentures of Designer Holdings due 2016 ('Convertible Debentures') and (iii) engaging in only those other activities necessary or incidental thereto. The Company indirectly owns 100% of the voting common securities of the Trust, which is equal to 3% of the Trust's total capital.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    Each Preferred Security was convertible at the option of the holder thereof into 0.6888 of a share of Old Common Stock of the Company, or 1,653,177 shares of the Company's Old Common Stock in the aggregate, at an effective conversion price of $72.59 per share of Old Common Stock, subject to adjustments in certain circumstances.

    The holders of the Preferred Securities were entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50.00 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates correspond to the interest rate and interest payment dates on the Convertible Debentures, which were the sole assets of the Trust. As a result of the acquisition of Designer Holdings by the Company, the Preferred Securities were adjusted to their estimated fair value at the date of acquisition of $100,500, resulting in a decrease in their recorded value of approximately $19,500. This decrease was being amortized, using the effective interest rate method to maturity of the Preferred Securities. Such distributions and accretion to redeemable value were included in interest expense. As of the Petition Date the Company suspended payments due under the Convertible Debentures and wrote off the original issue discount related to the Convertible Debentures and the related bond issue costs, net of accumulated amortization, as of the Petition Date totaling $21,411. This amount is included in reorganization items and the nominal value of the Convertible Debentures of $120,000 is included in liabilities subject to compromise as of January 5, 2002 and January 4, 2003.

    The Company had the right to defer payments of interest on the Convertible Debentures and distributions on the Preferred Securities for up to twenty consecutive quarters (five years), provided such deferral did not extend past the maturity date of the Convertible Debentures. Upon the payment, in full, of such deferred interest and distributions, the Company may defer such payments for additional five-year periods. The Company deferred the interest payments under these instruments that were due on December 31, 2000 and March 31, 2001. The deferred interest and distributions through the Petition Date amounting to $4,975 are included in liabilities subject to compromise at January 5, 2002 and January 4, 2003.

    The Preferred Securities were mandatorily redeemable upon the maturity of the Convertible Debentures on December 31, 2016, or earlier to the extent of any redemption by the Company of any Convertible Debenture, at a redemption price of $50.00 per share plus accrued and unpaid distributions to the date fixed for redemption. In addition, there are certain circumstances wherein the Trust will be dissolved, with the result that the Convertible Debentures will be distributed pro-rata to the holders of the Trust Securities.

    The Company guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities ('Guarantee'). In addition, the Company entered into a supplemental indenture pursuant to which it has assumed, as a joint and several obligor with Designer Holdings, liability for the payment of principal, premium, if any, and interest on the Convertible Debentures, as well as the obligation to deliver shares of Old Common Stock, par value $.01 per share, of the Company upon conversion of the Preferred Securities as described above. The claims of the holders of the Convertible Debentures are subordinate to the secured creditors and other preferred creditors under the Chapter 11 Cases and are structurally subordinated to general unsecured claims. Holders of the Convertible Debentures received 268,200 shares of New Common Stock on February 4, 2003, pursuant to the terms of the Plan.

    The following is summarized financial information of Designer Holdings and its subsidiaries as of January 5, 2002 and January 4, 2003 and for each of the three fiscal years in the period ended January 4, 2003.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 5,   JANUARY 4,
                                                                 2002         2003
                                                                 ----         ----
Current assets..............................................   $ 96,536     $ 70,605
Non-current assets..........................................    421,955      111,117
Current liabilities.........................................     24,684       25,335
Non-current liabilities.....................................     39,562       --
Liabilities subject to compromise:
    Current liabilities.....................................      8,564        8,595
    Redeemable preferred securities.........................    120,000      120,000
Stockholder's equity........................................    325,681       27,792

                                              FOR THE YEAR       FOR THE YEAR       FOR THE YEAR
                                                  ENDED              ENDED             ENDED
                                              DECEMBER 30,        JANUARY 5,         JANUARY 4,
                                                 2000(a)            2002(a)           2003(a)
                                                 -------            -------           -------
Net revenues................................    $481,835           $287,655          $ 282,861
Cost of goods sold..........................     374,221            236,675            214,757
Net loss....................................     (43,171)(b)        (97,129)(b)       (297,889)(b),(c)

---------
(a) Excludes Retail Store Group net revenues of $72,456, $53,146 and $31,063 for Fiscal 2000, 2001 and Fiscal 2002, respectively, and cost of goods sold of $49,025, $38,643 and $17,238 for Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. As a result of the integration of Designer Holdings into the operations of the Company, net income associated with these revenues cannot be separately identified. Excludes special charges of $18,074 in Fiscal 2000 as described in Note 5.

(b)  Net loss includes a charge of $54,752, $38,842 and $16,702 of general corporate expenses for Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively.

(c) Includes the cumulative effect of a change in accounting policy of $294,497 in Fiscal 2002 related to the adoption of SFAS No. 142.

NOTE 17 -- STOCKHOLDERS' DEFICIENCY

    Total dividends declared during Fiscal 2000 was $12,958 ($0.27 per share). In December 2000, the Company suspended payment of its quarterly cash dividend. The Amended DIP and the Exit Financing Facility prohibits the Company from the paying dividends or making distributions to the holders of common stock.

    The Company has 10,000,000 shares of authorized and unissued preferred stock with a par value of $0.01 per share.

    In August 1999, the Board of Directors of the Company adopted a rights agreement (the 'Old Rights Agreement'). Under the terms of the Old Rights Agreement, the Company declared a dividend distribution of one right for each outstanding share of Old Common Stock to stockholders of record on August 31, 1999. Each right entitled the holder to purchase from the Company a unit consisting of one one-thousandth of a Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $100 per unit. The rights only became exercisable, if not redeemed, ten days after a person or group has acquired 15% or more of the Company's Old Common Stock or the announcement of a tender offer that would result in a person or group acquiring 15% or more of the Old Common Stock. The Old Rights Agreement expired on February 4, 2003 in conjunction with the consummation of the Plan.

    On the Effective Date, pursuant to the Plan and a rights agreement (the 'New Rights Agreement'), the Company distributed one Right (a 'Right') for each outstanding share of Company

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

New Common Stock to stockholders of record at the Effective Date and authorized the issuance of one Right for each share of New Common Stock issued thereafter and prior to the Distribution Date (as defined in the New Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a 'Unit') of Series A Preferred Stock, par value $0.01 per share, at a purchase price of $45.00 per Unit, subject to adjustment. Subject to the terms and conditions of the New Rights Agreement, if not earlier redeemed upon the approval of the holders of 55% of the New Common Stock, the Rights only become exercisable upon the occurrence of certain events as set forth in the New Rights Agreement.

    The plans described below relate to Old Common Stock that was cancelled in connection with the Plan.

STOCK COMPENSATION PLANS

    The Board of Directors and Compensation Committee thereof are responsible for administration of the Company's compensation plans and determine, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. A summary of option and other stock awards outstanding under the Company's various stock compensation plans as of January 4, 2003 are summarized below. All such options and the related stock were cancelled in connection with the Plan.

1988 EMPLOYEE STOCK PURCHASE PLAN

    In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ('Stock Purchase Plan'), which provides for sales of up to 4,800,000 shares of Old Common Stock of the Company to certain key employees. At December 31, 2000, January 5, 2002 and January 4, 2003, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. All shares were sold at amounts determined to be equal to the fair market value.

1991 STOCK OPTION PLAN

    In 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan ('Option Plan') and authorized the issuance of up to 1,500,000 shares of Old Common Stock pursuant to incentive and non-qualified option grants to be made under the Option Plan. The exercise price on any stock option award may not be less than the fair market value of the Company's Common Stock at the date of the grant. The Option Plan limits the amount of qualified stock options that may become exercisable by any individual during a calendar year. Options generally expire ten years from the date of grant and vest ratably over four years.

1993 STOCK PLAN

    On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ('Stock Plan') which provided for the issuance of up to 2,000,000 shares of Old Common Stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. On May 12, 1994, the stockholders approved an amendment to the Stock Plan whereby the number of shares issuable under the Stock Plan was to be automatically increased each year by 3% of the number of outstanding shares of Old Common Stock of the Company as of the beginning of each fiscal year. The exercise price of any stock option award may not be less than the fair market value of the Old Common Stock at the date of the grant. Options generally expire ten years from the date of grant and vest ratably over four years.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    In accordance with the provisions of the Stock Plan, the Company granted 190,680 shares of restricted stock to certain employees, including certain officers of the Company, during the fiscal year ended January 1, 2000. During Fiscal 2000, 2001 and 2002, there were no restricted stock grants. The restricted shares vest over four years. The fair market value of the restricted shares was $5,458 at the date of grant. The Company recognizes compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the 2000, 2001 and 2002 fiscal years was $4,643, $1,999 and $258, respectively. During Fiscal 2000, there were no restricted shares cancelled. During Fiscal 2001, 119,250 unvested restricted shares were cancelled and the unearned stock compensation of $3,929 was reversed in stockholders' equity (deficiency). During Fiscal 2002, 4,000 unvested restricted shares were cancelled and the unearned stock compensation of $115 was reversed in stockholders' deficiency. Unearned stock compensation at December 30, 2000, January 5, 2002 and January 4, 2003 was $6,341, $413 and $40
respectively, and is included in stockholders' deficiency.

1993 NON-EMPLOYEE DIRECTOR STOCK PLAN AND 1998 DIRECTOR PLAN

    In May 1994, the Company's stockholders approved the adoption of the 1993 Non-Employee Director Stock Plan ('Director Plan'). The Director Plan provides for awards of non-qualified options to non-employee directors of the Company. Options granted under the Director Plan are exercisable in whole or in part until the earlier of ten years from the date of the grant or one year from the date on which an option holder ceases to be a Director eligible for grants. Options are granted at the fair market value of the Company's Common Stock at the date of the grant. In May 1998, the Board of Directors approved the adoption of the 1998 Stock Plan for Non-Employee Directors ('1998 Director Plan', and together with the Director Plan, 'Combined Director Plan'). The 1998 Director Plan includes the same features as the Director Plan and provides for issuance of the Company's Common Stock held in treasury. The Combined Director Plan provides for the automatic grant of options to purchase (i) 30,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and
(ii) 20,000 shares of Common Stock immediately following each annual shareholder's meeting as of the date of such meeting.

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

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    A summary of the status of the Company's stock option plans are presented below:

                                     FISCAL 2000             FISCAL 2001              FISCAL 2002
                                ---------------------   ----------------------   ---------------------
                                             WEIGHTED                 WEIGHTED                WEIGHTED
                                             AVERAGE                  AVERAGE                 AVERAGE
                                             EXERCISE                 EXERCISE                EXERCISE
                                 OPTIONS      PRICE       OPTIONS      PRICE      OPTIONS      PRICE
                                 -------      -----       -------      -----      -------      -----
Outstanding at beginning of
  year........................  13,857,346    $29.85     15,741,796    $26.03     6,011,639    $20.92
Granted.......................   2,718,750     10.73        430,000      3.52        --
Exercised.....................      --         --           --          --           --
Cancelled.....................    (834,300)    24.10    (10,160,157)    28.85    (2,319,276)    22.87
                                ----------              -----------              ----------
Outstanding at end of year....  15,741,796     26.03      6,011,639     20.92     3,692,363     22.30
                                ----------              -----------              ----------
                                ----------              -----------              ----------
Options exercisable at end of
  year........................  12,237,437     28.62      3,793,572     23.00     2,887,229     10.34
                                ----------              -----------              ----------
                                ----------              -----------              ----------
Weighted average fair value of
  options granted.............                $ 5.66                   $ 2.75                  $--
                                              ------                   ------                  ------
                                              ------                   ------                  ------
Options available for future
  grant.......................   2,788,611               14,226,104              16,545,380
                                ----------              -----------              ----------
                                ----------              -----------              ----------

    In Fiscal 2000, Fiscal 2001 and Fiscal 2002, in exchange for shares received from option holders with a fair value of $702, $49 and $0, respectively, the Company paid $702, $49 and $0, respectively, of withholding taxes on options that were exercised during the year. Such shares have been included in treasury at cost, which equals fair value at date of option exercise or vesting.

    Summary information related to options outstanding and exercisable at January 4, 2003 is as follows:

                                                   OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           ------------------------------------   ----------------------
                                                          WEIGHTED
                                                           AVERAGE
                                           OUTSTANDING    REMAINING    WEIGHTED   EXERCISABLE   WEIGHTED
                                               AT        CONTRACTUAL   AVERAGE        AT        AVERAGE
                                           JANUARY 4,       LIFE       EXERCISE   JANUARY 4,    EXERCISE
        RANGE OF EXERCISE PRICES              2003         (YEARS)      PRICE        2003        PRICE
        ------------------------              ----         -------      -----        ----        -----
$ 0.67 - $10.00..........................     427,500       8.04        $ 3.94       181,250     $ 4.44
$10.01 - $20.00..........................   1,335,250       4.98         12.27       880,125      13.12
$20.01 - $30.00..........................   1,219,538       5.44         25.18     1,115,779      25.19
$30.01 - $40.00..........................     655,075       4.72         33.01       655,075      33.01
$40.01 - $50.00..........................      55,000       5.32         41.85        55,000      41.85
                                            ---------                              ---------
                                            3,692,363                              2,887,229
                                            ---------                              ---------
                                            ---------                              ---------

    The Company reserved 16,545,380 shares of Old Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of January 4, 2003. In addition, as of January 4, 2003 there were 12,242,629 shares of Old Common Stock in treasury stock available for issuance under the 1997 Plan.

    The following are the number of shares of Old Common Stock and treasury stock outstanding as of December 30, 2000, January 5, 2002 and January 4, 2003.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      NUMBER OF SHARES
                                                           --------------------------------------
                                                           DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                               2000          2002         2003
                                                               ----          ----         ----
Common Stock:
    Balance at beginning of year.........................   65,393,038    65,232,594   65,232,594
    Shares issued under restricted stock grants, net of
      cancellations......................................     (160,444)       --           --
                                                            ----------    ----------   ----------
    Balance at end of year...............................   65,232,594    65,232,594   65,232,594
                                                            ----------    ----------   ----------
                                                            ----------    ----------   ----------
Treasury Stock:
    Balance at beginning of year.........................   12,163,650    12,063,672   12,242,629
    Net additions/returned...............................      (99,978)      178,957       --
                                                            ----------    ----------   ----------
    Balance at end of year...............................   12,063,672    12,242,629   12,242,629
                                                            ----------    ----------   ----------
                                                            ----------    ----------   ----------

STOCK BUYBACK PROGRAM

    On November 14, 1996, the Board of Directors approved a stock buyback program of up to 2.0 million shares. On May 14, 1997, the Company's Board of Directors approved an increase of this program to 2,420,000 shares. On February 19, 1998 and on March 1, 1999, the Company's Board of Directors authorized the repurchase of an additional 10,000,000 shares, resulting in a total authorization of 22.42 million shares. During Fiscal 1999, the Company repurchased 6,182,088 shares of its Old Common Stock under the repurchase programs at a cost of $144,688. At January 4, 2003, there were 10,353,894 shares available for repurchase under this program.

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

    In connection with the Company's stock repurchase program, the Company entered into Equity Forward Purchase Agreements ('Equity Agreements') on December 10, 1999 and February 10, 2000, with two banks for terms of up to two and one-half years. The Equity Agreements provided for the purchase by the Company of up to 5.2 million shares of the Company's Old Common Stock. The Equity Agreements were required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. As of December 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively, to $4.50 a share. In return for this reduction, the banks received interest-bearing notes payable on August 12, 2002 in an aggregate amount of $40,372 which resulted in a corresponding charge to shareholders equity. As of January 5, 2002 and January 4, 2003, the price at which the Company could effect physical settlement or settle in cash or net shares with the two banks under the Equity Agreements was $4.50. Losses related to the Equity Agreements are included with investment income (loss) in the consolidated statements of operations for the years ended January 5, 2002 and January 4, 2003 were $6,556 and $0, respectively. Amounts due to the banks under these agreements totaled $56,677 and $56,506, respectively, at January 5, 2002 and January 4, 2003 and are included in liabilities subject to compromise.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 18 -- LOSS PER SHARE

                                                                   FOR THE YEAR ENDED
                                                         --------------------------------------
                                                         DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                             2000          2002         2003
                                                             ----          ----         ----
Numerator for basic and diluted loss per share:
    Loss before cumulative effect of change in
      accounting.......................................   $(376,861)    $(861,153)   $(163,241)
    Cumulative effect of change in accounting, net of
      taxes............................................     (13,110)       --         (801,622)
                                                          ---------     ---------    ---------
Net loss...............................................   $(389,971)    $(861,153)   $(964,863)
                                                          ---------     ---------    ---------
                                                          ---------     ---------    ---------
Denominator for basic and diluted loss per
  share -- Weighted average shares.....................      52,783        52,911       52,990 (a)
                                                          ---------     ---------    ---------
Basic and diluted loss per share before cumulative
  effect of change in accounting.......................   $   (7.14)    $  (16.28)   $   (3.08)
                                                          ---------     ---------    ---------
                                                          ---------     ---------    ---------

--------
(a) The effect of dilutive securities was not included in the computation of diluted loss per share for the fiscal years ended December 30, 2000, January 5, 2002 and January 4, 2003 because the effect would have been anti-dilutive. Dilutive securities included options outstanding to purchase 15,741,796, 6,011,639 and 3,692,363 shares of Old Common
     Stock, unvested restricted stock of 260,950, 19,424 and 5,200, and 5,200,000 of shares under Equity Agreements at December 30, 2000, January 5, 2002 and January 4, 2003, respectively. Additionally, incremental shares issuable on the assumed conversion of the Preferred Securities of 1,653,177 were not included in the Fiscal 2000, 2001 or 2002 computation of diluted earnings per share as the impact would have been anti-dilutive for each period presented. There are no outstanding in-the-money stock options at or for the years ended December 30, 2000, January 5, 2002 and January 4, 2003

NOTE 19 -- LEASE AND OTHER COMMITMENTS

    The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire at various dates through 2020. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 4, 2003:

                                                                  RENTAL PAYMENTS
                                                              -----------------------
YEAR                                                          REAL ESTATE   EQUIPMENT
----                                                          -----------   ---------
2003........................................................    $17,206       $947
2004........................................................     11,116         55
2005........................................................      5,763         35
2006........................................................      2,742         25
2007........................................................      1,223         13
2008 and thereafter.........................................      1,887        --

    Rent expense included in the consolidated statements of operations for the years ended December 31, 2000, January 5, 2002 and January 4, 2003 was $70,827, $56,519 and $38,401, respectively.

    In March 2003, the Company entered into a 14 year operating lease for office space in New York City. Minimum lease commitments under the lease are:

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               RENTAL
YEAR                                                          PAYMENTS
----                                                          --------
2003........................................................  $  2,111
2004........................................................     3,619
2005........................................................     3,619
2006........................................................     3,619
2007........................................................     3,619
2008 and thereafter.........................................    33,514

    The Company's domestic lease agreements are subject to the provisions of the Bankruptcy Code. Accrued rent for leases rejected pursuant to the bankruptcy proceedings totaled $20,600 and $32,389 at January 5, 2002 and January 4, 2003, respectively. The accrual for rejected leases is included in liabilities subject to compromise at January 5, 2002 and January 4, 2003. Lease rejection accruals represent general unsecured claims. All general unsecured claimants will receive their pro-rata share of 1,147,050 shares of New Common Stock pursuant to the Company's plan of reorganization. The number of shares that each claimant will ultimately receive is subject to the final reconciliation of all unsecured claims. The Company expects that all distributions to unsecured claimants will be completed in the second quarter of fiscal 2003.

    As discussed in Note 14, on June 9, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with GECC. The leases had original terms of from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. The total amount payable to GECC under the settlement agreement was $15,200 of which $5,500 had been paid by the Company, via operating lease payments, through June 12, 2002. The present value of the remaining liability was $9,071 and this amount was capitalized on June 12, 2002. The Company made principal payments of $3,458 against this liability and at January 4, 2003 the amount outstanding was $5,603. This liability is to be settled by the Company in equal installments of $750 inclusive of finance charges.

    The Company has license agreements with the following minimum guaranteed royalty payments:

                                                              MINIMUM
YEAR                                                          ROYALTY
----                                                          -------
2003........................................................  $ 19,828
2004........................................................    20,403
2005........................................................    22,603
2006........................................................    22,803
2007........................................................    23,003
2008 and thereafter(a)......................................   205,840

-------------
(a) Includes all minimum royalty obligations. Some of the Company's license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year.

    Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

    Certain of the Company's license agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on similar economic terms.

    In connection with the Chapter 11 Cases, the Company instituted a Key Domestic Employee Retention Plan (the 'Retention Plan'), which was approved by the Bankruptcy Court. The Retention Plan provided for stay bonuses, severance protection and discretionary bonuses during the Chapter 11 Cases. Approximately 245 domestic employees are covered under the Retention Plan. Participants must meet certain criteria to receive payments under the Retention Plan. The Company incurred $5,982 of expenses related to the Retention Plan in the year ended January 4, 2003, representing approximately one-third of the total amount due under the Retention Plan. Retention Plan payments are included in

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

reorganization items for the year ended January 4, 2003. On June 10, 2002 the Company made the second payment of $4,654 amounting to one-third of amounts due to employees under the Retention Plan. The Company paid the final Retention Plan payment in the amount of $4,746 on February 7, 2003.

    During Fiscal 2001, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company. The employment agreement, as amended, provided for a monthly salary of $125 payable through April 30, 2003 or the consummation of a plan of reorganization for all or substantially all of the Debtors in the Chapter 11 Cases. In conjunction with the consummation of the Plan, the employee received (i) a cash bonus in the amount of $1,950; (ii) 266,400 shares of New Common Stock; and (iii) $942 of Second Lien Notes. Based upon the assumed BEV in the Plan ('implied equity value') of $10.79 per share of the Company's New Common Stock on February 5, 2003, the total amount of bonus received by the employee is estimated to be approximately $5,766. The employment agreement was terminated on February 4, 2003 and replaced by a consulting agreement as described in Note 5.

NOTE 20 -- FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

    Accounts Receivable. The carrying amount of the Company's accounts receivables approximates fair value.

    Marketable Securities. Marketable securities are stated at fair value based on quoted market prices.

    Pre-petition revolving loans, term loans and other borrowings. The carrying amounts of the Company's outstanding balances under its various pre-petition Bank Credit Agreements are recorded at the nominal amount plus accrued interest and fees through the Petition Date less pro-rata repayments from the proceeds of certain asset sales and are included in liabilities subject to compromise at January 5, 2002 and January 4, 2003. Pursuant to the terms of the Plan, the Company's pre-petition secured lenders received their pro-rata share of (i) $106,112 in cash; (ii) $200,000 in Second Lien Notes; and (iii) 43,318,350
shares of New Common Stock. The estimated fair value of all distributions is approximately $773,517 based upon the cash of $106,112, $200,000 nominal amount of the Second Lien Notes and New Common Stock valued at approximately $467,405. The value of the Company's New Common Stock is estimated at $10.79 per share based upon the Company's BEV as described in the Plan.

    Amended DIP. The carrying amounts under the Amended DIP, if any are recorded at the nominal amount which approximates its fair value because the interest rate on the outstanding debt is variable and there are no prepayment penalties.

    Redeemable preferred securities. These securities were publicly traded on the New York Stock Exchange prior to the petition date. At January 5, 2002 the redeemable preferred securities are recorded at their nominal value of $120,000 and are included in liabilities subject to compromise. Pursuant to the Company's plan of reorganization, holders of redeemable preferred securities received 268,200 shares of New Common Stock valued at approximately $2,894 based on the implied equity value of $10.79 per share.

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

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Pre-petition letters of credit are recorded at their face amount. Pre-petition letters of credit were satisfied by the Company's lenders or by the Company during Fiscal 2001.

    Equity agreements. These arrangements could be settled, at the Company's option, by the purchase of shares, on a net basis in shares of the Company's Old Common Stock or on a net cash basis prior to Petition Date. To the extent that the market price of the Company's Old Common Stock on the settlement date was higher or lower than the forward purchase price, the net differential could have been paid or received by the Company in cash or in the Company's common stock. Amounts payable under the Equity Agreements are included in liabilities subject to compromise at January 5, 2002 and January 4, 2003. Equity Agreements were included with the Company's other secured pre-petition lenders in the Plan. Holders of the Equity Agreements received their pro-rata share of cash, New Common Stock and Second Lien Notes.

    Foreign currency transactions. Prior to the Petition Date, the Company entered into various foreign currency forward and option contracts to hedge certain commercial transactions. The fair value of open foreign currency forward and option contracts was based upon quotes from brokers and reflects the cash benefit if the existing contracts had been sold. The Company has no foreign currency forward contracts outstanding as of January 5, 2002 and January 4, 2003. The Company had no foreign currency option contracts outstanding at January 5, 2002 and January 4, 2003.

    The carrying amounts and fair value of the Company's financial instruments as of January 5, 2002 and January 4, 2003, are as follows:

                                             JANUARY 5, 2002          JANUARY 4, 2003
                                          ---------------------   -----------------------
                                           CARRYING      FAIR      CARRYING
                                            AMOUNT      VALUE       AMOUNT     FAIR VALUE
                                            ------      -----       ------     ----------
Accounts receivable.....................  $  282,387   $282,387   $  199,817   $  199,817
Marketable securities...................         155        155          156          156
Amended DIP.............................     155,915    155,915       --           --
Revolving loans.........................   1,162,158        (a)    1,160,953      412,113
Acquisition term loan...................     587,548        (a)      584,824      207,600
Term loans..............................      27,161        (a)       27,034        9,596
Other long term debt....................       5,582      4,317        2,679        1,414
GECC lease settlement...................      --          --           5,603        5,603
Redeemable preferred securities.........     120,000        (a)      120,000        2,894
Equity agreements.......................      56,677        (a)       56,506       20,058
Letters of credit.......................      --         60,031       --           60,672

--------
(a) Amounts outstanding under these debt agreements were subject to compromise under the Chapter 11 Cases and as a result the fair value could not be estimated at January 5, 2002.


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

    The Company had foreign currency instruments, primarily denominated in Canadian dollars, British pounds, Euros and Mexican pesos. At December 30, 2000, the Company had $4,996 in foreign currency instruments outstanding. For Fiscal 2000, the net realized gains or losses associated with these types of instruments were not material.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The Company did not have any foreign currency hedge contracts at January 5, 2002 or January 4, 2003.

NOTE 21 -- CASH FLOW INFORMATION

    The following table sets forth supplemental cash flow information for Fiscal 2000, 2001 and 2002:

                                                               FOR THE YEAR ENDED
                                                     --------------------------------------
                                                     DECEMBER 30,   JANUARY 5,   JANUARY 4,
                                                         2000          2002         2003
                                                         ----          ----         ----
Cash paid (received) during the year for:
    Interest.......................................     166,523       85,957        6,228
    Income taxes, net of refunds received..........     (10,008)       6,148       (7,519)
Supplemental Non-Cash Investing and Financing
  Activities:
    Debt issued for purchase of fixed assets(a)....      --            --           9,071

--------
(a) Represents debt incurred and assets purchased under the GECC lease settlement -- Note 14.


NOTE 22 -- LEGAL MATTERS

    Shareholder Class Actions. Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York (the 'District Court') against the Company and certain of its officers and directors (the 'Shareholder I Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased the Old Common Stock between September 17, 1997 and July 19, 2000 (the 'Class Period'), allege, inter alia, that the defendants violated the Exchange Act by artificially inflating the price of the Old Common Stock and failing to disclose certain information during the Class Period.

    On November 17, 2000, the District Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the District Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal with respect to such dismissal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs voluntarily dismissed, without prejudice, their claims against the Company. On October 2, 2002, the plaintiffs filed a notice of appeal with respect to the District Court's entry of a final judgment in favor of the individual defendants.

    Between April 20, 2001 and May 31, 2001, five putative class action complaints against the Company and certain of its officers and directors were filed in the District Court (the 'Shareholder II Class Action'). The complaints, on behalf of a putative class of shareholders of the Company who purchased the Old Common Stock between September 29, 2000 and April 18, 2001 (the 'Second Class Period'), allege, inter alia, that defendants violated the Exchange Act by artificially inflating the price of the Old Common Stock and failing to disclose negative information during the Second Class Period.

    On August 3, 2001, the District Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346 (MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain current and former officers and directors of the Company, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18,

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2002, the District Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002, the defendants filed motions to dismiss the second amended complaint. On August 21, 2002, the plaintiffs filed a third amended complaint adding the Company's current independent auditors as a defendant.

    Neither the Shareholder I Class Action nor Shareholder II Class Action has had, or will have, a material adverse effect on the Company's financial condition, results of operations or business.

    Speedo Litigation. On September 14, 2000, Speedo International, Ltd. filed a complaint in the U.S. District Court for the Southern District of New York, styled Speedo International Limited v. Authentic Fitness Corp., et al., No. 00 Civ. 6931 (DAB) (the 'Speedo Litigation'), against The Warnaco Group, Inc. and various other Warnaco entities (the 'Warnaco Defendants') alleging claims, inter alia, for breach of contract and trademark violations (the 'Speedo Claims'). The complaint sought, inter alia, termination of certain licensing agreements, injunctive relief and damages.

    On November 8, 2000, the Warnaco Defendants filed an answer and counterclaims against Speedo International, Ltd. seeking, inter alia, a declaration that the Warnaco Defendants have not engaged in trademark violations and are not in breach of the licensing agreements, and that the licensing agreements in issue (the 'Speedo Licenses') may not be terminated.

    On or about October 30, 2001, Speedo International, Ltd. filed a motion in the Bankruptcy Court seeking relief from the automatic stay to pursue the Speedo Litigation in the District Court, and have its rights determined there through a jury trial (the 'Speedo Motion'). The Debtors opposed the Speedo Motion, and oral argument was held on February 21, 2002. On June 11, 2002, the Bankruptcy Court denied the Speedo Motion on the basis that inter alia, (i) the Speedo Motion was premature and (ii) the Bankruptcy Court has core jurisdiction over resolution of the Speedo Claims.

    On November 25, 2002, the Warnaco Defendants entered into a settlement agreement with Speedo International, Ltd. to resolve the Speedo Claims on a final basis (the 'Speedo Settlement Agreement'). On December 13, 2002, the Bankruptcy Court entered an order approving the Speedo Settlement Agreement and the Speedo Litigation was subsequently dismissed with prejudice.

    The Speedo Settlement Agreement provided for (a) a total payment by the Company to Speedo International, Ltd. in the amount of $2,558 in settlement of disputed claims; (b) the assignment to Speedo International, Ltd. of certain domain names; (c) an amendment to the Speedo Licenses and related agreements (which remain in full force and effect for a perpetual term) to clarify certain contractual provisions therein; (d) the execution of a separate Web Site Agreement to govern the use of the Speedo mark in connection with the web site operated by the Company; and (e) full mutual releases in favor of each of the parties. The settlement of the Speedo Litigation did not have a material adverse effect on the Company's financial condition, results of operations or business.

    Wachner Claim. On January 18, 2002, Mrs. Linda J. Wachner, former President and Chief Executive Officer of the Company, filed a proof of claim in the Chapter 11 Cases related to the post-petition termination of her employment with the Company asserting an administrative priority claim in excess of $25,000 (the 'Wachner Claim'). The Debt Coordinators for the Company's pre-petition lenders, the Official Committee of Unsecured Creditors and the Company have objected to the Wachner Claim. On November 15, 2002, the parties entered into a settlement agreement (the 'Wachner Settlement'), pursuant to which Mrs. Wachner would receive, in full settlement of the Wachner Claim, the following: (a) an Allowed Unsecured Claim in connection with the termination of her employment agreement in the amount of $3,500 (which would be satisfied under the Plan by a distribution of its pro rata share of New Common Stock having a value of approximately $250 at the time of distribution; and (b) an Allowed Administrative Claim of $200 (which was satisfied by a cash payment of such amount

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

upon confirmation of the Plan). The Wachner Settlement Agreement was approved by the Bankruptcy Court on December 13, 2002.

    SEC Investigation. As previously disclosed, the staff of the Securities and Exchange Commission (the 'SEC') has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with the preparation and publication by the Company of various financial statements and other public statements. On July 18, 2002, the SEC staff informed the Company that it intends to recommend that the SEC authorize an enforcement action against the Company and certain persons who have been employed by or affiliated with the Company since prior to the periods covered by the Company's previous restatements of its financial results alleging violations of the federal securities laws. The SEC staff invited the Company to make a Wells Submission describing the reasons why no such action should be brought. On September 3, 2002, the Company filed its Wells Submission and is continuing discussions with the SEC staff as to a settlement of this investigation. The Company does not expect the resolution of this matter as to the Company to have a material effect on the Company's financial condition, results of operation or business.

    Chapter 11 Cases. For a discussion of proceedings under Chapter 11 of the Bankruptcy Code, see Note 1.

    In addition to the above, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any arbitration and/or legal proceeding that it expects to have a material effect on its business, financial condition or results of operations.

NOTE 23 -- SUPPLEMENTAL CONSOLIDATED CONDENSED FINANCIAL INFORMATION

    The following condensed consolidated financial statements of The Warnaco Group, Inc., 36 of its 37 U.S. subsidiaries and Warnaco Canada represent the condensed consolidated financial position as of January 5, 2002 and January 4, 2003, results of operations and cash flows for the Debtors for the years ended January 5, 2002 and January 4, 2003.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               FOR THE YEAR      FOR THE YEAR
                                                                   ENDED             ENDED
                                                              JANUARY 5, 2002   JANUARY 4, 2003
                                                              ---------------   ---------------
Net revenues................................................    $1,410,597        $1,238,301
Cost of goods sold..........................................     1,233,982           912,014
                                                                ----------        ----------
Gross profit................................................       176,615           326,287
Selling, general and administrative expenses................       465,120           316,462
Impairment charge...........................................       101,772           --
Reorganization items........................................       138,815           103,824
Equity in loss of unconsolidated subsidiaries...............        54,661            13,305
                                                                ----------        ----------
Operating loss..............................................      (583,753)         (107,304)
Interest expense............................................       129,826            14,969
Investment loss.............................................        (6,556)          --
Other income................................................         1,319             5,876
                                                                ----------        ----------
Loss before provision for income taxes and cumulative effect
  of change in accounting principle.........................      (718,816)         (116,397)
Provision for income taxes..................................       142,337            46,844
Loss before cumulative effect of change in account
  principle.................................................      (861,153)         (163,241)
Cumulative effect of change in accounting principle, net of
  income tax benefits of $53,513 - 2002.....................       --               (801,622)
                                                                ----------        ----------
Net loss....................................................    $ (861,153)       $ (964,863)
                                                                ----------        ----------
                                                                ----------        ----------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JANUARY 5, 2002   JANUARY 4, 2003
                                                              ---------------   ---------------
                           ASSETS
Current assets..............................................    $   624,623       $   556,512
Net property, plant and equipment...........................        191,117           139,219
Intercompany accounts, net..................................         44,532           100,230
Intangible assets - net.....................................        869,659            64,038
Deferred income taxes.......................................       --                   1,290
Investment in affiliates....................................        181,212             7,128
                                                                -----------       -----------
                                                                $ 1,911,143       $   868,417
                                                                -----------       -----------
                                                                -----------       -----------

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities not subject to compromise:
  Current liabilities:
      Amended DIP...........................................    $   155,915       $  --
      Other current liabilities.............................        132,831           155,994
                                                                -----------       -----------
            Total current liabilities.......................        288,746           155,994
  Long-term debt............................................          1,740             1,252
  Other long-term liabilities...............................         31,736            81,185
Deferred income taxes.......................................          5,130          --
Liabilities subject to compromise...........................      2,435,075         2,486,082
Stockholders' deficiency:
    Class A Common Stock, $0.01 par value, 130,000,000
      shares authorized, 65,232,594 issued..................            654               654
    Additional paid-in capital..............................        909,054           908,939
    Accumulated other comprehensive loss....................        (53,016)          (93,223)
    Deficit.................................................     (1,393,674)       (2,358,537)
    Treasury stock, at cost 12,242,629 shares...............       (313,889)         (313,889)
    Unearned stock compensation.............................           (413)              (40)
                                                                -----------       -----------
            Total stockholders' deficiency..................       (851,284)       (1,856,096)
                                                                -----------       -----------
                                                                $ 1,911,143       $   868,417
                                                                -----------       -----------
                                                                -----------       -----------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               FOR THE YEAR      FOR THE YEAR
                                                                   ENDED             ENDED
                                                              JANUARY 5, 2002   JANUARY 4, 2003
                                                              ---------------   ---------------
Cash flows from operating activities:
Net loss....................................................     $(861,153)        $(964,863)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Depreciation and amortization.......................        87,590            51,298
        Amortization of deferred financing costs............        19,414            10,984
        Market value adjustment to Equity Agreement.........         6,556           --
        Cumulative effect of accounting change net of
          taxes.............................................       --                801,622
        Non-cash assets write-downs and reorganization
          items.............................................       242,738            61,973
        Interest rate swap income...........................       (21,355)          --
        Preferred stock interest accretion..................        16,613           --
        Amortization of unearned stock compensation.........         1,999           --
        Deferred income taxes...............................       149,691           --
Repurchase of accounts receivable...........................      (185,000)          --
Accounts receivable.........................................        97,745            78,315
Inventories.................................................        50,905            61,931
Prepaid expenses and other current and long-term assets.....         2,210           102,150
Accounts payable and accrued liabilities....................         2,456            18,576
                                                                 ---------         ---------
            Net cash provided by (used in) operating
              activities....................................      (389,591)          221,986

Cash flows from investing activities:
    Capital expenditures....................................       (20,155)           (5,076)
    Disposal of fixed assets................................         6,213           --
    Increase in intangible and other assets.................        (1,427)          --
                                                                 ---------         ---------
            Net cash used in investing activities...........       (15,369)           (5,076)

Cash flows from financing activities:
    Repayments under pre-petition credit facilities.........       (37,133)          (10,873)
    Borrowings under pre-petition credit facilities.........       366,593           --
    Borrowings (repayments) under Amended DIP...............       155,915          (155,915)
    Deferred financing costs................................       (19,852)          --
    Repayments of other debt................................       --                 (5,351)
    Net change in intercompany accounts.....................       (42,841)           25,890
    Other...................................................        (2,465)          --
                                                                 ---------         ---------
            Net cash provided by (used in) financing
              activities....................................       420,217          (146,249)

Translation adjustments.....................................        (1,854)            5,414
                                                                 ---------         ---------
Net increase in cash........................................        13,403            76,075
Cash at beginning of year...................................         5,355            18,758
                                                                 ---------         ---------
Cash at end of year.........................................     $  18,758         $  94,833
                                                                 ---------         ---------
                                                                 ---------         ---------

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NOTE 24 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                             YEAR ENDED JANUARY 5, 2002
                                                     -------------------------------------------
                                                      FIRST      SECOND      THIRD      FOURTH
                                                     QUARTER     QUARTER    QUARTER     QUARTER
                                                     -------     -------    -------     -------
Net revenues.......................................  $499,219   $ 362,270   $397,664   $ 412,103
Gross profit (loss)................................   145,277     (24,313)    87,512      88,398
Impairment charges.................................     --         --          --        101,772
Reorganization items...............................     --         78,202     25,735      73,854
Net loss...........................................   (63,618)   (338,418)   (64,171)   (394,946)
Basic loss per common share........................     (1.20)      (6.40)     (1.21)      (7.46)
Diluted loss per common share......................     (1.20)      (6.40)     (1.21)      (7.46)

                                                             YEAR ENDED JANUARY 4, 2003
                                                    --------------------------------------------
                                                      FIRST      SECOND      THIRD      FOURTH
                                                     QUARTER     QUARTER    QUARTER     QUARTER
                                                     -------     -------    -------     -------
Net revenues......................................  $ 410,052   $ 381,767   $345,458   $ 355,679
Gross profit......................................    118,412     115,848     99,296     106,739
Reorganization items..............................     15,531      42,554     21,122      37,475
Loss before cumulative effect of accounting
  change..........................................    (56,130)    (31,989)   (15,631)    (59,491)
Cumulative effect of accounting change, net of
  taxes...........................................   (801,622)     --                     --
                                                    ---------   ---------   --------   ---------
Net loss..........................................  $(857,752)  $ (31,989)  $(15,631)  $ (59,491)
                                                    ---------   ---------   --------   ---------
                                                    ---------   ---------   --------   ---------
Basic and diluted loss per common share:
    Loss before accounting change.................  $   (1.06)  $   (0.60)  $  (0.30)  $   (1.12)
    Cumulative effect of accounting change, net of
      taxes.......................................     (15.14)     --          --         --
                                                    ---------   ---------   --------   ---------
    Net loss......................................  $  (16.20)  $   (0.60)  $  (0.30)  $   (1.12)
                                                    ---------   ---------   --------   ---------
                                                    ---------   ---------   --------   ---------

NOTE 25 -- FRESH START ACCOUNTING (UNAUDITED)

    The Company's emergence from Chapter 11 proceedings on February 4, 2003 will result in a new reporting entity and adoption of fresh start accounting as of that date, in accordance with SOP 90-7. The consolidated financial statements as of January 4, 2003 do not give effect to any adjustments in the carrying value of assets or the amounts of liabilities that will be recorded upon implementation of the Company's plan of reorganization

    The following unaudited pro forma financial information reflects the implementation of the Plan as if the Plan had been effective on January 4, 2003. Reorganization adjustments have been estimated in the pro forma financial information to reflect the discharge of debt and the adoption of fresh start reporting in accordance with SOP 90-7. Accordingly, the estimated reorganization value of the Company of $750,000 and equity value of $485,500, which served as the basis for the Plan as approved by the Bankruptcy Court, has been used to determine the pro forma value allocated to the assets and liabilities of the Company in proportion to their relative fair values in conformity with SFAS No. 141 'Business Combinations.'

    Estimated reorganization adjustments in the Pro Forma Balance Sheet result primarily from the:

        (i)   reduction of property, plant and equipment carrying values;

        (ii)  reduction in the carrying value of inventory;

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

        (iii) increase in the carrying value of the Company's various trademarks and license agreements;

        (iv)  forgiveness of the Company's pre-petition debt;

        (v) issuance of New Common Stock and Second Lien Notes pursuant to the Plan;

        (vi) payment of various administrative and other claims associated with the Company's emergence from Chapter 11; and

        (vii) distribution of cash of $106,112 to the Company's pre-petition secured lenders.

    These adjustments were based upon the preliminary work of outside appraisers and financial consultants, as well as other valuation estimates to determine the relative fair values of the Company's assets and liabilities. The allocation of the reorganization value to individual assets and liabilities will change based upon facts present at the actual effective date of the Company's plan of reorganization and will result in differences to the fresh start adjustments and allocated values estimated in this pro forma information.

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                   PRO-FORMA
                                                     JANUARY 4,   DISCHARGE OF     ISSUANCE OF    FRESH START     JANUARY 4,
                                                        2003      INDEBTEDNESS      SECURITIES    ADJUSTMENTS        2003
                                                        ----      ------------      ----------    -----------        ----
                      ASSETS
Current assets:
   Cash...........................................  $    114,025   $  (94,059)(a)  $        --     $     --       $   19,966
   Restricted cash................................         6,100                                                       6,100
   Accounts receivable............................       199,817                                                     199,817
   Inventories, net...............................       345,268                                    (22,494)(d)      322,774
   Prepaid expenses and other current assets......        31,438                                                      31,438
   Assets held for sale...........................         1,458                                                       1,458
   Deferred income taxes..........................         2,972                                                       2,972
                                                    ------------   ----------      -----------     --------       ----------
Current assets....................................       701,078      (94,059)              --      (22,494)         584,525
                                                    ------------   ----------      -----------     --------       ----------
Property, plant and equipment -- net..............       156,712                                    (26,712)(d)      130,000
Other assets:
   Licenses, trademarks and other intangible
    assets........................................        87,031                                     213,169 (d)     300,200
   Other assets...................................         3,059                                       4,158 (e)       7,217
   Reorganization value in excess of net assets...            --     (537,577)(a)(b)   686,492 (c)   (97,755)(d)(e)   51,160
                                                    ------------   ----------      -----------      --------      ----------
         Total other assets.......................        90,090     (537,577)         686,492       119,572         358,577
                                                    ------------   ----------      -----------      --------      ----------
                                                    $    947,880   $ (631,636)     $   686,492      $ 70,366      $1,073,102
                                                    ------------   ----------      -----------      --------      ----------
                                                    ------------   ----------      -----------      --------      ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Current portion of long-term debt..............  $      5,765                                                  $    5,765
   Debtor-in-possession revolving credit
    facility......................................            --                                                          --
   Revolving credit facility......................            --       12,052 (a)           --        14,561 (e)      26,613(f)
   Accounts payable...............................       103,630                                          --         103,630
   Accrued liabilities............................        92,661      (13,702)(a)           --        (9,203)(e)      69,756
   Accrued income taxes payable...................        28,420                                                      28,420
                                                    ------------   ----------      -----------      --------      ----------
         Total current liabilities................       230,476       (1,650)              --         5,358         234,184
                                                    ------------   ----------      -----------      --------      ----------
      Other long term liabilities.................        81,202           --               --            --          81,202
Long-term debt:
   Second Lien Notes due 2008.....................                         -- (a)      200,942 (c)        --         200,942
   Other..........................................         1,252                                                       1,252
Liabilities subject to compromise.................     2,486,082   (2,486,082)(b)           --            --              --
Deferred income taxes.............................         4,964                                      65,008 (d)      69,972
Stockholders' equity (deficiency):
   Class A Common Stock, $0.01 par value..........           654         (654)(b)          450 (c)        --             450
   Additional paid-in capital.....................       908,939     (908,939)(b)      485,100 (c)        --         485,100
   Accumulated other comprehensive loss...........       (93,223)      93,223 (b)           --            --              --
   Deficit........................................    (2,358,537)   2,358,537 (b)           --            --              --
   Treasury stock, at cost........................      (313,889)     313,889 (b)           --            --              --
   Unearned stock compensation....................           (40)          40 (b)           --            --              --
                                                     ------------   ----------      -----------      --------      ----------
         Total stockholders' equity (deficiency)..    (1,856,096)   1,856,096          485,550            --         485,550
                                                    ------------   ----------      -----------      --------      ----------
                                                    $    947,880   $ (631,636)     $   686,492      $ 70,366      $1,073,102
                                                    ------------   ----------      -----------      --------      ----------
                                                    ------------   ----------      -----------      --------      ----------

---------
(a) Borrowed $12,052 under the Exit Financing Facility and together with excess cash of $94,059 paid $106,111
     (including accrued interest of $13,702) to the Company's pre-petition secured creditors.

                                              (footnotes continued on next page)

                            THE WARNACO GROUP, INC.
                             (DEBTOR-IN-POSSESSION)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(footnotes continued from previous page)
(b) Reflects the discharge of prepetition indebtedness and cancellation of all outstanding shares of Old Common Stock, including all options and restricted stock, additional paid-in capital, treasury stock, unearned stock compensation and other accumulated comprehensive loss.

(c)  Reflects the issuance of 45,000,000 shares of New Common
     Stock and $200,942 principal amount of Second Lien Notes pursuant to the terms of the Plan.

(d) Reflects the adjustment of fixed assets to estimated fair value of $130,000, licenses and trademarks to fair value of $300,200, and the recognition of a deferred income tax liability primarily related to the adjustment to fair value of certain intangible assets of $69,972. Reflects the elimination of certain design, procurement, receiving and other inventory related costs of approximately $22,494.

(e) Borrowed $14,561 under the Exit Financing Facility to pay deferred financing fees of $4,158, cash bonuses of $7,896 and other administrative claims of $2,507.

(f)  Actual borrowing under the Exit Financing Facility on
     February 4, 2003 was $39,200 reflecting changes in the Company's cash position from January 4, 2003 through February 4, 2003.

                                                                     SCHEDULE II

                            THE WARNACO GROUP, INC.
                 VALUATION & QUALIFYING ACCOUNTS & RESERVES(5)
                             (DOLLARS IN THOUSANDS)

                                                ADDITIONS
                                  BALANCE AT   CHARGES TO         OTHER                           BALANCE AT
                                  BEGINNING     COSTS AND       ADDITIONS/                           END
          DESCRIPTION              OF YEAR     EXPENSES(1)   RECLASSIFICATION     DEDUCTIONS(4)    OF YEAR
          -----------              -------     -----------   ----------------     -------------    -------
Year Ended December 30, 2000
    Receivable allowances.......   $ 93,872     $262,641         $ 6,993 (2)        $(267,837)     $ 95,669
                                   --------     --------         -------            ---------      --------
                                   --------     --------         -------            ---------      --------
    Inventory reserves..........   $ 14,374     $179,254         $ 4,076 (2)        $(168,408)     $ 29,296
                                   --------     --------         -------            ---------      --------
                                   --------     --------         -------            ---------      --------
Year Ended January 5, 2002
    Receivable allowances.......   $ 95,669     $253,943         $(1,344)(3)        $(235,350)     $112,918
                                   --------     --------         -------            ---------      --------
                                   --------     --------         -------            ---------      --------
    Inventory reserves..........   $ 29,296     $ 74,786         $  (627)(3)        $ (53,358)     $ 50,097
                                   --------     --------         -------            ---------      --------
                                   --------     --------         -------            ---------      --------
Year Ended January 4, 2003
    Receivable allowances.......   $112,918     $188,771         --                 $(214,177)     $ 87,512
                                   --------     --------         -------            ---------      --------
                                   --------     --------         -------            ---------      --------
    Inventory reserves..........   $ 50,097     $ 42,354         $(2,981)           $ (55,654)     $ 33,816
                                   --------     --------         -------            ---------      --------
                                   --------     --------         -------            ---------      --------

-----------
    (1) Includes bad debts, cash discounts, allowances and sales returns.

    (2) Reserves related to assets acquired including fair value adjustments.

    (3) Reclassifications of reserve amounts for assets held for sale.

    (4) Credits issued and amounts written-off, net of recoveries.

    (5) See Note 7 for income tax valuation allowance information.

                                      A-1



                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'
The registered trademark symbol shall be expressed as ................ 'r'
The dagger symbol shall be expressed as .............................. 'D'