Form 10-Q
period 2003-04-05
WARNACO GROUP INC /DE/
filed 2003-05-20
CIK 801351

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 5, 2003

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10857
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

                        COPIES OF ALL COMMUNICATIONS TO:
                            THE WARNACO GROUP, INC.
                                 90 PARK AVENUE
                            NEW YORK, NEW YORK 10016
                           ATTENTION: GENERAL COUNSEL
                              -------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act. [x] Yes [ ] No

    From June 11, 2001 to February 4, 2003, the registrant's Class A Common Stock, par value $.01 per share, the only voting stock of the registrant then issued and outstanding, was traded on the over-the-counter bulletin board. The aggregate market value of such Class A Common Stock held by non-affiliates of the registrant as of July 6, 2002 was approximately $781,582. On February 4, 2003, the registrants's Class A Common Stock, par value $.01 per share, was cancelled and the Company issued 44,999,973 shares of new Common Stock, par value $.01 per share (the 'New Common Stock'). As of May 15, 2003, the aggregate market value of the New Common Stock, the only voting stock of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $469,702,517.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

    The number of shares outstanding of the registrant's common stock as of May 15, 2003 is as follows: 44,999,973.
________________________________________________________________________________

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                      SUCCESSOR           PREDECESSOR
                                                              -------------------------   -----------
                                                               APRIL 5,     FEBRUARY 4,   JANUARY 4,
                                                                 2003          2003          2003
                                                                 ----          ----          ----
                           ASSETS
Current assets:
   Cash.....................................................  $   26,419    $   20,706    $   114,025
   Restricted cash..........................................          --         6,200          6,100
   Accounts receivable, less reserves of $80,462 as of April
     5, 2003, $79,705 as of February 4, 2003 and $87,512 as
     of January 4, 2003.....................................     302,728       213,048        199,817
   Inventories, net.........................................     315,632       348,033        345,268
   Prepaid expenses and other current assets................      30,435        30,890         31,438
   Assets held for sale.....................................       1,364         1,485          1,458
   Deferred income taxes....................................       7,399         7,399          2,972
                                                              ----------    ----------    -----------
       Total current assets.................................     683,977       627,761        701,078
                                                              ----------    ----------    -----------
Property, plant and equipment -- net........................     126,073       129,357        156,712
Other assets:
   Licenses, trademarks, intangible and other assets, at
     cost, less accumulated amortization of $4,470 as of
     April 5, 2003, $0 as of February 4, 2003 and $19,069 as
     of January 4, 2003.....................................     360,414       364,700         86,827
   Deferred financing costs.................................       4,758         5,286            463
   Other assets.............................................       2,876         2,703          2,800
   Reorganization value in excess of fair value of net
     assets.................................................      24,066        34,142             --
                                                              ----------    ----------    -----------
       Total other assets...................................     392,114       406,831         90,090
                                                              ----------    ----------    -----------
                                                              $1,202,164    $1,163,949    $   947,880
                                                              ----------    ----------    -----------
                                                              ----------    ----------    -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise:
 Current liabilities:
   Current portion of long-term debt........................  $    3,757    $    5,050    $     5,765
   Revolving credit facility................................      60,990        39,200             --
   Accounts payable.........................................     100,718       122,376        103,630
   Accrued liabilities......................................     119,424       105,302        102,026
   Accrued income tax payable...............................      33,138        28,140         28,420
                                                              ----------    ----------    -----------
       Total current liabilities............................     318,027       300,068        239,841
                                                              ----------    ----------    -----------
 Long-term debt.............................................     202,188       202,202          1,252
 Deferred income taxes......................................      83,681        86,975          4,964
 Other long-term liabilities................................      71,896        71,156         71,837
Liabilities subject to compromise...........................          --            --      2,486,082
Commitments and contingencies
Stockholders' equity (deficiency):
   Successor preferred stock: $0.01 par value, 20,000,000
     shares authorized Series A preferred stock, $0.01 par
     value, 112,500 shares authorized as of April 5, 2003
     and February 4, 2003...................................          --            --             --
   Successor common stock: $.01 par value, 112,500,000
     shares authorized, 44,999,973 issued and outstanding as
     of April 5, 2003 and February 4, 2003..................         450           450             --
   Predecessor Class A common stock: $.01 par value,
     130,000,000 shares authorized, 65,232,594 issued as of
     January 4, 2003........................................          --            --            654
   Additional paid-in capital...............................     508,437       503,098        908,939
   Accumulated other comprehensive loss.....................         (34)           --        (93,223)
   Retained earnings (deficit)..............................      22,639            --     (2,358,537)
   Predecessor Treasury stock, at cost 12,242,629 shares as
     of January 4, 2003.....................................          --            --       (313,889)
   Unearned stock compensation..............................      (5,120)           --            (40)
                                                              ----------    ----------    -----------
       Total stockholders' equity (deficiency)..............     526,372       503,548     (1,856,096)
                                                              ----------    ----------    -----------
                                                              $1,202,164    $1,163,949    $   947,880
                                                              ----------    ----------    -----------
                                                              ----------    ----------    -----------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)
                                  (UNAUDITED)

                                                SUCCESSOR                      PREDECESSOR
                                          ----------------------   ------------------------------------
                                                                                            FOR THE
                                              FOR THE PERIOD         FOR THE PERIOD       THREE MONTHS
                                             FEBRUARY 5, 2003        JANUARY 5, 2003         ENDED
                                             TO APRIL 5, 2003      TO FEBRUARY 4, 2003   APRIL 6, 2002
                                             ----------------      -------------------   -------------
Net revenues............................         $326,324              $   115,960         $ 410,052
Cost of goods sold......................          204,918                   70,214           291,640
                                                 --------              -----------         ---------
Gross profit............................          121,406                   45,746           118,412
Selling, general and administrative
  expenses..............................           72,537                   35,313           102,118
Amortization of sales order backlog.....            4,200                       --                --
Reorganization items....................            1,383                   29,922            15,531
                                                 --------              -----------         ---------
Operating income (loss).................           43,286                  (19,489)              763
Reorganization items:
    Gain on cancellation of pre-petition
      indebtedness......................               --               (1,692,696)               --
    Fresh start adjustments.............               --                 (765,726)               --
                                                 --------              -----------         ---------
Investment loss, net....................               35                      359                --
Interest expense........................            4,428                    1,887             6,964
                                                 --------              -----------         ---------
Income (loss) before provision for
  income taxes and cumulative effect of
  change in accounting principle........           38,823                2,436,687            (6,201)
Provision for income taxes..............           16,184                   78,150            49,929
                                                 --------              -----------         ---------
Income (loss) before cumulative effect
  of a change in accounting principle...           22,639                2,358,537           (56,130)
Cumulative effect of change in
  accounting principle (net of income
  tax benefit of $53,513 -- three months
  ended April 6, 2002)..................               --                       --          (801,622)
                                                 --------              -----------         ---------
Net income (loss).......................         $ 22,639              $ 2,358,537         $(857,752)
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------
Basic and diluted income per common
  share:
    Income (loss) before accounting
      change............................         $   0.50              $     44.51         $   (1.06)
    Cumulative effect of accounting
      change............................               --                       --            (15.14)
                                                 --------              -----------         ---------
    Net income (loss)...................         $   0.50              $     44.51         $  (16.20)
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------
Weighted average number of shares
  outstanding used in computing earnings
  per share:
    Basic...............................           45,000                   52,990            52,936
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------
    Diluted.............................           45,200                   52,990            52,936
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                         SUCCESSOR                        PREDECESSOR
                                                  -----------------------   ---------------------------------------
                                                                                                        FOR THE
                                                      FOR THE PERIOD           FOR THE PERIOD        THREE MONTHS
                                                     FEBRUARY 5, 2003          JANUARY 5, 2003           ENDED
                                                     TO APRIL 5, 2003        TO FEBRUARY 4, 2003     APRIL 6, 2002
                                                     ----------------        -------------------     -------------
Net income (loss)...............................         $ 22,639                $ 2,358,537           $(857,752)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Gain on cancellation of pre-petition
      indebtedness..............................               --                 (1,692,696)                 --
    Fresh start adjustments.....................               --                   (765,726)                 --
    Provision for receivable allowances.........           30,413                     15,206              57,647
    Provision for (utilization of) inventory
      reserves..................................            6,970                      3,484              13,842
    Net loss on sale of GJM, Penhaligon's and
      Ubertech..................................               --                         --               2,139
    Cumulative effect of change in accounting,
      net of taxes..............................               --                         --             801,622
    Increase in deferred income tax.............           16,184                     78,150              46,058
    Depreciation and amortization...............           10,046                      4,511              13,831
    Amortization of unearned stock
      compensation..............................              219                          8                 120
    Amortization of deferred financing costs....              213                        463               2,350
    Non-cash reorganization items...............               --                     12,781               1,249
Change in operating assets and liabilities:
    Accounts receivable.........................         (120,093)                   (28,437)            (75,379)
    Inventories.................................           25,431                    (28,520)             30,407
    Prepaid expenses and other assets...........            5,998                       (142)             (6,762)
    Accounts payable, accrued expenses and other
      liabilities...............................           (7,876)                    17,728                 362
    Accrued income taxes........................           (2,321)                      (273)              2,361
                                                         --------                -----------           ---------
Net cash provided by (used in) operating
  activities....................................          (12,177)                   (24,926)             32,095
                                                         --------                -----------           ---------
Cash flows from investing activities:
    Disposals of fixed assets...................               60                         --                 346
    Purchase of property, plant & equipment.....           (2,769)                      (745)             (1,978)
    Proceeds from sale of business units, net of
      cash balances.............................               --                         --              20,459
    Increase in intangible and other assets.....               --                         --                 685
                                                         --------                -----------           ---------
Net cash provided by (used in) investing
  activities....................................           (2,709)                      (745)             19,512
                                                         --------                -----------           ---------
Cash flows from financing activities:
    Repayments of GECC debt.....................           (1,437)                      (715)                 --
    Repayments of capital lease obligations.....              (74)                        --                  --
    Repayments of pre-petition debt.............               --                   (106,112)             (5,932)
    Repayments under Amended DIP................               --                         --             (47,056)
    Borrowings under revolving credit
      facility..................................           21,790                     39,200                  --
    Other.......................................               --                         --              (1,243)
                                                         --------                -----------           ---------
Net cash provided by (used in) financing
  activities....................................           20,279                    (67,627)            (54,231)
                                                         --------                -----------           ---------
Translation adjustments.........................              320                        (21)              1,730
Increase (decrease) in cash.....................            5,713                    (93,319)               (894)
Cash at beginning of period.....................           20,706                    114,025              39,558
                                                         --------                -----------           ---------
Cash at end of period...........................         $ 26,419                $    20,706           $  38,664
                                                         --------                -----------           ---------
                                                         --------                -----------           ---------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1 -- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    Organization: The Warnaco Group, Inc. ('Warnaco Group') was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of its subsidiaries were reorganized under Chapter 11 of the Bankruptcy Code effective February 4, 2003 (the 'Effective Date').

    Nature of Operations: Warnaco Group and its subsidiaries (collectively, the 'Company') design, manufacture, source and market a broad line of (i) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); (ii) sportswear for men, women and juniors (including jeanswear, khakis, knit and woven shirts, tops and outerwear); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company's products are sold under a number of internationally known owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products worldwide to wholesale customers through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs and mass merchandisers. The Company also sells its products directly to consumers through 80 retail stores, including 45 Company-operated Speedo Authentic Fitness full price retail stores in North America (including one online store), four A.B.S. by Allen Schwartz full price retail stores in North America, two Warnaco outlet retail stores in Canada, five Calvin Klein Underwear full price retail stores in Europe, 11 Calvin Klein Underwear full price retail stores in Asia and 13 Warnaco outlet retail stores in Europe.

    Chapter 11 Cases. On June 11, 2001 (the 'Petition Date'), Warnaco Group, 36 of its 37 U.S. subsidiaries and one of its Canadian subsidiaries, Warnaco of Canada Company (each a 'Debtor' and, collectively, the 'Debtors') each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS'101-1330, as amended (the 'Bankruptcy Code'), in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively, the 'Chapter 11 Cases'). The remainder of Warnaco's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

    On November 9, 2002, the Debtors filed the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the 'Plan'). On January 16, 2003, the Bankruptcy Court entered (i) its Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the 'Confirmation Order').

    In accordance with the provisions of the Plan and the Confirmation Order, the Plan became effective on the Effective Date, and the Company entered into the $275,000 Senior Secured Revolving Credit Facility (the 'Exit Financing Facility'). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. See Note 14. In accordance with the Plan, on the Effective Date, the Company issued $200,942 of New Warnaco Second Lien Notes due 2008 (the 'Second Lien Notes') to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145(a) of the Bankruptcy Code. See
Note 14.

    Set forth below is a summary of certain material provisions of the Plan. Among other things, as described below, the Plan resulted in the cancellation of Warnaco Group's Class A Common Stock, par

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

value $0.01 per share (the 'Old Common Stock'), issued prior to the Petition Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Plan. The Company, as reorganized under the Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the 'New Common Stock') in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which was distributed to pre-petition creditors as specified below. In addition, 5,000,000 shares of New Common Stock of the Company were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 management incentive plan, the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value on the date of grant. The Plan also provided for the issuance by Warnaco of the Second Lien Notes in the principal amount of $200,942 to pre-petition creditors and others (as specified below), which was secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by Warnaco Group and Warnaco's domestic subsidiaries. The Company received no proceeds from the issuance of the New Common Stock and the Second Lien Notes; however, approximately $2,486,000 of indebtedness was extinguished as a result of such issuances.

    The following is a summary of distributions made pursuant to the Plan:

    (a) the Old Common Stock, including all stock options and restricted shares, was extinguished and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

    (b) general unsecured claimants received 2.55% (1,147,023 shares) of the New Common Stock, which the Company distributed in April 2003;

    (c) the Company's pre-petition secured lenders received their pro-rata share of $106,112 in cash, Second Lien Notes in the principal amount of $200,000 and 96.26% of the New Common Stock (43,318,350 shares);

    (d) holders of claims arising from or related to certain preferred securities received 0.60% of the New Common Stock (268,200 shares);

    (e) pursuant to the terms of his employment agreement, as modified by the Plan, Antonio C. Alvarez II, the former President and Chief Executive Officer of the Company, received an incentive bonus consisting of $1,950 in cash, Second Lien Notes in the principal amount of $942 and 0.59% of the New Common Stock (266,400 shares); and

    (f) in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

    Basis of Consolidation and Presentation: References in these consolidated condensed financial statements to the 'Predecessor' refer to the Company prior to February 4, 2003. References to the 'Successor' refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting. All intercompany accounts have been eliminated in consolidation.

    The accompanying consolidated condensed financial statements of the Predecessor for the periods January 6, 2002 to April 6, 2002 (the 'First Quarter of Fiscal 2002') and January 5, 2003 to February 4, 2003 (the 'Stub Period') have been presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7'). In the Chapter 11 Cases, substantially all unsecured liabilities and under-secured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated condensed balance sheet as of January 4, 2003.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was to be paid during the Chapter 11 Cases.

    Upon its emergence from bankruptcy on February 4, 2003, the Company implemented fresh start reporting under the provisions of SOP 90-7. Pursuant to the provisions of SOP 90-7, (i) the Company's reorganization value of $750,000 was allocated to the fair value of the Company's assets; (ii) the Company's accumulated deficit was eliminated; and (iii) the Old Common Stock was cancelled. In addition, approximately $2,499,385 of the Company's outstanding pre-petition debt and liabilities were discharged.

    The accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal, recurring nature except for (i) the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ('SFAS 142'); (ii) adjustments related to the Chapter 11 Cases; and (iii) adjustments related to the forgiveness of indebtedness and adoption of fresh start accounting pursuant to the provisions of SOP 90-7) which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position of the Company.

    Periods Covered: The First Quarter of Fiscal 2002 contained 13 weeks of operations of the Predecessor. The month ended February 4, 2003 contained 4 weeks of operations of the Predecessor. The two months ended April 5, 2003 contained 9 weeks of operations of the Successor. The one month period ended February 4, 2003 together with the two months ended April 5, 2003 contained 13 weeks of operations (the 'First Quarter of Fiscal 2003').

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates: The Company uses estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company' evaluations. The Company believes that the use of estimates affects the application of all of the Company's accounting policies and procedures.

    Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed to the customers, net of reserves for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors, most of which are not controlled by the Company or its management. As of April 5, 2003 the Company had approximately $367,292 of open trade accounts receivable and $15,898 of open debit memos. Based

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $80,462 of accounts receivable reserves at April 5, 2003. As of February 4, 2003, the Company had approximately $281,917 of open trade invoices and other receivables and $10,836 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $79,705 of accounts receivable reserves at February 4, 2003. As of January 4, 2003, the Company had approximately $276,889 of open trade accounts receivable and $10,440 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $87,512 of accounts receivable reserves at January 4, 2003. The net accounts receivable balance of $213,048 at February 4, 2003 was estimated to be the fair value of the Company's accounts receivable at February 4, 2003. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. At April 5, 2003, the Company had identified inventory with a carrying value of approximately $62,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of April 5, 2003, the Company had approximately $31,666 of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57,200 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company had approximately $32,785 of inventory reserves for excess, obsolete and other inventory adjustments. At January 4, 2003, the Company had identified inventory with a carrying value of approximately $61,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33,816 of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the reserves noted, was equal to its fair value at February 4, 2003. As of February 4, 2003, the Company expenses certain design, procurement, receiving, and other product related costs as incurred. These costs were previously capitalized.

    Long-lived Assets: As of February 4, 2003, property, plant and equipment was recorded at its fair values based upon the preliminary appraised values of such assets. See Notes 3 and 4. Intangible assets consist primarily of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company are based upon the appraised value of such assets as determined by an independent third party appraiser and the Company. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets. See Note 11.

    The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. For periods beginning after February 4, 2003 the estimated remaining useful lives of the Company's fixed assets and finite lived intangible assets are based upon the remaining useful lives as determined by independent third party appraisers.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    Income Taxes: Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized.

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan are determined by the Pension Plan's third party actuary using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions defined by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of February 4, 2003 and April 5, 2003. The Pension Plan and the Plan contemplate that the Company will continue to fully fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As of February 4, 2003, the Company had recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9,320 and will be approximately $45,576 from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability of $65,848 and accruals for other post retirement benefits of $6,006 are classified as other long-term liabilities in the consolidated condensed balance sheet at April 5, 2003. Contributions to the Pension Plan to be paid in fiscal 2003 of $9,320 are classified with accrued liabilities at April 5, 2003.

    Stock Based Compensation: Effective February 5, 2003, the Successor adopted the fair value method of accounting for stock options for all options granted by the Successor after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock Based Compensation, Transition and Disclosure ('SFAS 148'). The Company uses the Black-Scholes model to calculate the fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. The Company recently emerged from bankruptcy, and as a result, the Company does not have a relevant stock price history upon which to base its volatility assumption. In determining the volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's recent emergence from bankruptcy and other factors in determining its stock price volatility assumption of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 40 months and the option term of ten years. The Company's risk-free rate of return assumption of 2.55% is equal to the quoted yield for five-year U.S. treasury bonds at the valuation date.

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards ('SFAS') No. 123, Accounting for Stock-Based Compensation,

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25') and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted has equaled the market price of the underlying shares on the date of grant (the 'intrinsic value method').

    The following table illustrates the effect that stock based compensation would have had on net income (loss) and earnings per share of the Predecessor had such compensation been included in its net income (loss) and earnings per share for the Stub Period and for the First Quarter of Fiscal 2002, respectively:

                                                                       PREDECESSOR
                                                              ------------------------------
                                                                  FOR THE         FOR THE
                                                                  PERIOD        THREE MONTHS
                                                              JANUARY 5, 2003      ENDED
                                                              TO FEBRUARY 4,      APRIL 6,
                                                                   2003             2002
                                                                   ----             ----
Net income (loss) as reported...............................    $2,358,537       $(857,752)
Less: Stock based employee compensation cost, net of income
  tax effects, that would have been included in the
  determination of net income (loss) if the fair value
  method had been applied to all awards.....................          (583)         (1,020)
                                                                ----------       ---------
Pro forma net income (loss).................................    $2,357,954       $(858,772)
                                                                ----------       ---------
                                                                ----------       ---------
Earnings per share:
    Basic -- as reported....................................    $    44.51       $  (16.20)
                                                                ----------       ---------
                                                                ----------       ---------
    Basic -- pro-forma......................................    $    44.50       $  (16.22)
                                                                ----------       ---------
                                                                ----------       ---------
    Diluted -- as reported..................................    $    44.51       $  (16.20)
                                                                ----------       ---------
                                                                ----------       ---------
    Diluted -- pro forma....................................    $    44.50       $  (16.22)
                                                                ----------       ---------
                                                                ----------       ---------
Weighted average number of shares outstanding:
    Basic...................................................        52,990          52,936
                                                                ----------       ---------
                                                                ----------       ---------
    Diluted.................................................        52,990          52,936
                                                                ----------       ---------
                                                                ----------       ---------

    Stock based compensation expense included in the consolidated condensed statement of operations for the two months ended April 5, 2003 was $131 (net of income tax benefit of $88). Compensation expense attributable to stock options for the two month period ended April 5, 2003 was $77 (net of tax benefit of $51). Stock-based compensation expense did not have a material effect on earnings per share in the two-month period ended April 5, 2003. See Note 16.

    The fair value of the stock options was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                SUCCESSOR
                                                              -------------
                                                                 FOR THE
                                                               TWO MONTHS
                                                                  ENDED
                                                              APRIL 5, 2003
                                                              -------------
Risk free rate of return....................................       2.55%
Dividend yield(a)...........................................          --
Expected volatility of the market price of the Company's
  common stock..............................................       35.0%
Expected option life........................................     5 years

---------

(a) the Company is restricted from paying dividends under the terms of the Exit Financing Facility.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    The Predecessor did not grant any stock based compensation or stock options in the First Quarter of Fiscal 2002 or in the Stub Period.

    Marketable Securities: Marketable securities are stated at fair value based on quoted market prices. Marketable securities are classified as available-for-sale.

    Assets Held for Sale: The Company classifies assets to be sold as assets held for sale. Assets held for sale are reported at the estimated fair value less selling costs. Assets held for sale include certain property and equipment of closed facilities which the Company has identified for disposition.

    Property, Plant and Equipment: Property, plant and equipment as of February 4, 2003 and April 5, 2003 are stated at estimated fair values based upon a preliminary independent third party appraisal of such assets, net of accumulated depreciation. The estimated useful lives of such assets based upon the work of the independent third party appraiser are summarized below:

Buildings......................................    20 - 40 years
Building improvements..........................     2 - 20 years
Machinery and equipment........................     3 - 10 years
Furniture and fixtures.........................     7 - 10 years
Computer hardware..............................      3 - 5 years
Computer software..............................      3 - 7 years

    Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and related guidance and are amortized on a straight-line basis over the estimated useful life of the software (three to seven years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

    Intangible Assets: Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 are based upon the appraised values of such assets as determined by an independent third party appraiser and the Company. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142 intangible assets with indefinite lives are not amortized. See
Note 11.

    Reorganization Value in Excess of Fair Value of Net Assets: Reorganization value in excess of the fair value of net assets represents the amount by which the Company's reorganization value exceeds the fair value of its tangible assets and identified intangible assets minus its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003. Pursuant to the provisions of SFAS 142 reorganization value is not amortized.

    Deferred Financing Costs: Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the Company's Exit Financing Facility. Such fees are amortized over the life of the related debt using the interest method. Amortization expense is included in interest expense.

    Other Assets: Other assets include certain barter credits and long-term rent receivable related to certain subleases. Barter assets are recognized when realized and deferred rent charges are recognized over the life of the related lease.

    Financial Instruments: The Company has not used derivative financial instruments for speculation or for trading purposes since the Petition Date. The Company had no hedging financial instruments outstanding at April 5, 2003.

    A number of major international financial institutions are counterparties to the Company's outstanding letters of credit. The Company monitors its positions with, and the credit quality of, these

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

counterparty financial institutions and does not anticipate nonperformance of these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.

    Start-Up Costs: Pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses are expensed as incurred.

    Other Liabilities: Other long-term liabilities include long-term accrued pension and post retirement benefit obligations.

    Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss), unrealized gain/(loss) on marketable securities (net of tax), unfunded pension liability (net of tax) and cumulative translation adjustments (net of tax). Because such cumulative translation adjustments are considered a component of permanently invested earnings of foreign subsidiaries, no income taxes are provided on such amounts.

    Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange. Assets and liabilities of the Company's foreign operations are recorded at current rates of exchange at the balance sheet date and are applied directly to stockholders' equity (deficiency) and are included as part of other comprehensive income (loss). The consolidated condensed balance sheet at February 4, 2003 represents the fair value of the Company's assets at that date and, as a result, there is no cumulative translation adjustment on that date. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

    Recent Accounting Pronouncements: In April 2003, the Financial Accounting Standards Board (the 'FASB') issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ('SFAS 149'). FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133') and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as 'derivatives') and for hedging activities. SFAS 149 amends
SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ('DIG') process. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ('FIN 45'). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3 -- REORGANIZATION VALUE

    In conjunction with the preparation of the Plan, the Company engaged an independent third party appraisal and consulting firm (the 'BEV Appraiser') to prepare a valuation analysis of the reorganized Company. In preparing its analysis, the BEV Appraiser received certain publicly available historical information and financial statements of the Company, reviewed and discussed with management the Company's overall business plan, including long-term risks and opportunities, evaluated the Company's projections and the assumptions underlying the projections, considered the market value of publicly traded companies that are reasonably comparable to the Company, considered the purchase price paid in acquisitions of comparable companies and made such other analyses as the BEV Appraiser deemed necessary or appropriate for the purposes of the valuation. Based upon its analysis the BEV Appraiser determined that the business enterprise value ('BEV') of the reorganized Company was between $730,000 and $770,000. Based upon the timing of the Debtors' emergence from bankruptcy, market conditions at the time of emergence and the net assets of the Company at the Effective Date, the Company determined its reorganization equity value of $503,548 by subtracting the Company's debt of $246,452 on the Effective Date from the mid-point ($750,000) of the BEV valuation range provided by the BEV Appraiser.

NOTE 4 -- FAIR VALUE OF CERTAIN LONG-TERM TANGIBLE AND INTANGIBLE ASSETS

    Considering the provisions of SFAS 141 and the nature and complexity of the Company's business, the Company determined that an independent third party appraisal of its various business units and long-term tangible and intangible assets was necessary in order to allocate the reorganization value of the Company to its various assets and liabilities at February 4, 2003. The Company engaged an independent third party appraisal and consulting firm separate from the BEV Appraiser to determine the fair value of the Company's long-term tangible assets and identifiable intangible assets (the 'Asset Appraiser'). Based upon the reorganization value of the Company as determined by the BEV Appraiser, the Asset Appraiser provided detailed analysis of the Company's long-term tangible and intangible assets. See Note 11.

NOTE 5 -- FRESH START ACCOUNTING

    The Debtors' emergence from bankruptcy proceedings on February 4, 2003 resulted in a new reporting entity and adoption of fresh start accounting as of that date in accordance with SOP 90-7. The consolidated condensed balance sheet as of February 4, 2003 gives effect to adjustments in the carrying value of assets and liabilities to fair value in accordance with the provisions of SOP 90-7 and SFAS 141.

    The following table reflects the implementation of the Plan and the adjustments recorded to the Company's assets and liabilities to reflect the implementation of the Plan and the adjustments of such assets and liabilities to fair value at February 4, 2003, based upon the Company's reorganization value of $750,000 (as included in the Plan and as approved by the Bankruptcy Court).

    Reorganization adjustments resulted primarily from the:

    (a) adjustment of property, plant and equipment carrying values to fair value;
    (b) adjustment of the carrying value of the Company's various trademarks and license agreements to fair value;
    (c)  forgiveness of the Debtors' pre-petition debt;
    (d) issuance of New Common Stock and Second Lien Notes pursuant to the Plan;
    (e) payment of various administrative and other claims associated with the Company's emergence from bankruptcy; and

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    (f) distribution of cash of $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured lenders.

    These adjustments were based upon the work of the BEV Appraiser and Asset Appraiser, as well as other valuation estimates to determine the relative fair values of the Company's assets and liabilities. The table below reflects reorganization adjustments for the discharge of indebtedness, issuance of New Common Stock, issuance of Second Lien Notes, and the fresh start adjustments and the resulting fresh start consolidated balance sheet.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                       FEBRUARY 4,   DISCHARGE OF       ISSUANCE OF        FRESH START             FEBRUARY 4,
                                          2003       INDEBTEDNESS      NEW SECURITIES      ADJUSTMENTS                2003
                                          ----       ------------      --------------      -----------                ----
                ASSETS

Current assets:
   Cash............................... $   96,224     $  (75,533)(a)      $     --          $      15 (f)           $   20,706
   Restricted cash....................      6,100                                                 100 (f)                6,200
   Accounts receivable................    213,048                                                                      213,048
   Inventories........................    370,527                                             (22,494)(h)              348,033
   Prepaid expenses and other current
    assets............................     30,890                                                                       30,890
   Assets held for sale...............      1,485                                                                        1,485
   Deferred income taxes..............      2,972                                               4,427 (e)                7,399
                                       -----------    ----------          --------          ---------               ----------
Current assets........................    721,246        (75,533)               --            (17,952)                 627,761
                                       -----------    ----------          --------          ---------               ----------
Property, plant and equipment.........    153,394                                             (24,037)(e)              129,357
Other assets:
   Licenses, trademarks and other
    intangible assets.................     86,904                                             277,796 (e)              364,700
   Deferred financing costs...........        859                            4,427   (d)                                 5,286
   Other assets.......................      2,703                                                                        2,703
   Reorganization value in excess of
    fair value of net assets..........         --       (515,659)(b)       700,567(c)(d)     (150,766)(e)(f)(g)(h)      34,142
                                       -----------    ----------          --------          ---------               ----------
      Total other assets..............     90,466       (515,659)          704,994            127,030                  406,831
                                       -----------    ----------          --------          ---------               ----------
                                       $  965,106     $ (591,192)         $704,994          $  85,041               $1,163,949
                                       -----------    ----------          --------          ---------               ----------
                                       -----------    ----------          --------          ---------               ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
             (DEFICIENCY)
Liabilities not subject to compromise:
 Current liabilities:
   Current portion of long-term
    debt.............................. $    5,050                                                                   $    5,050
   Debtor-in-possession revolving
    credit facility...................         --                                                                           --
   Revolving credit facility..........         --         30,579 (a)         6,377 (d)          2,244 (f)               39,200
   Accounts payable...................    123,235                                                (859)(f)              122,376
   Accrued liabilities................    109,530             --            (5,873)(d)          1,645 (f)(g)           105,302
   Accrued income taxes payable.......     28,140                                                  --                   28,140
                                       -----------    ----------          --------          ---------               ----------
      Total current liabilities.......    265,955         30,579               504              3,030                  300,068
                                       -----------    ----------          --------          ---------               ----------
 Long-term debt:
   Second Lien Notes..................         --             --           200,942 (d)             --                  200,942
   Capital lease obligations..........      1,260                                                                        1,260
Liabilities subject to compromise.....  2,499,385     (2,499,385)(a)(b)          --                --                       --
Deferred income taxes.................      4,964                                              82,011 (e)               86,975
Other long-term liabilities...........     71,156                                                                       71,156
Stockholders' equity (deficiency):
   Common Stock, $0.01 par value......        654           (654)(b)           450 (c)             --                      450
   Additional paid-in capital.........    908,939       (908,939)(b)       503,098 (c)             --                  503,098
   Accumulated other comprehensive
    loss..............................    (92,671)        92,671 (b)            --                 --                       --
   Deficit............................ (2,380,615)     2,380,615 (b)            --                 --                       --
   Treasury stock, at cost............   (313,889)       313,889 (b)            --                 --                       --
   Unearned stock compensation........        (32)            32 (b)            --                 --                       --
                                       -----------    ----------          --------          ---------               ----------
      Total stockholders' equity
        (deficiency).................. (1,877,614)     1,877,614           503,548                 --                  503,548
                                       -----------    ----------          --------          ---------               ----------
                                       $  965,106     $ (591,192)         $704,994          $  85,041               $1,163,949
                                       -----------    ----------          --------          ---------               ----------
                                       -----------    ----------          --------          ---------               ----------

                                                        (footnotes on next page)

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

(footnotes from previous page)

(a) Utilized excess cash of $75,533 and borrowed $30,579 under the Exit Financing Facility to pay $106,112 (including accrued interest of $14,844) to the Debtors' pre-petition secured creditors.

(b) Reflects the discharge of pre-petition indebtedness of $2,393,273 (not including $106,112 in cash paid to pre-petition secured lenders) and cancellation of all outstanding shares of Old Common Stock, including all options and restricted stock, additional paid-in capital, treasury stock, unearned stock compensation and other accumulated comprehensive loss.

(c)  Reflects the issuance of 44,999,973 shares of New Common
     Stock and recognition of reorganization equity value of $503,548 as determined by the BEV Appraiser pursuant to the provisions of the Plan.

(d) Reflects the issuance of $200,942 principal amount of Second Lien Notes pursuant to the terms of the Plan, payment of a bonus of $5,873 to the Company's former Chief Executive Officer pursuant to the terms of the Plan and the payment of $4,427 of deferred financing costs. Cash payments were funded by borrowing $6,377 under the Exit Financing Facility.

(e) Reflects the adjustment of fixed assets to fair value of $129,357 as determined by the Asset Appraiser, intangible assets to fair value of $364,700 as determined by the Asset Appraiser, the recognition of deferred income tax liability of $82,011 and deferred tax assets of $4,427 related to the fair value adjustments noted above.

(f) Borrowed $2,244 under the Exit Financing Facility to pay certain administrative and priority claims of $2,015, tax claims of $114, the translation escrow account (subsequently released to the Company) of $100 and provide additional cash funds at closing of $15.

(g) Reflects the recording of an unfavorable contract commitment of $2,801 related to one of the Company's distribution facilities.

(h) Reflects adjustments of $22,494 to adjust inventory to fair value.

NOTE 6 -- REORGANIZATION ITEMS

    In connection with the Chapter 11 Cases, the Company initiated strategic and organizational changes to streamline the Company's operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001 and fiscal 2002, will not be completed until the end of fiscal 2003. The Company has recorded reductions to the net realizable value for assets the Company believes will not be fully realized when they are sold or abandoned.

    Certain reorganization-related accruals were classified as liabilities subject to compromise. The Plan summarized the amount of distribution that each class of impaired creditors received. See Note 1.

    As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7. The components of reorganization items are as follows:

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  SUCCESSOR                 PREDECESSOR
                                             -------------------   ------------------------------
                                                                                       FOR THE
                                               FOR THE PERIOD      FOR THE PERIOD    THREE MONTHS
                                              FEBRUARY 5, 2003     JANUARY 5, 2003      ENDED
                                                 TO APRIL 5,       TO FEBRUARY 4,      APRIL 6,
                                                    2003                2003             2002
                                                    ----                ----             ----
Legal & professional fees..................        $1,314              $ 4,501         $ 7,181
Lease terminations.........................            --               10,098              --
Employee contracts and retention...........            19               14,540           5,163
Facility shutdown costs....................            --                   82              --
Loss from sale of Penhaligon's and GJM.....            --                   --           2,139
Loss from sales of fixed and other
  assets...................................            --                   70             126
Other......................................            50                  631             922
                                                   ------              -------         -------
                                                   $1,383              $29,922         $15,531
                                                   ------              -------         -------
                                                   ------              -------         -------
Cash Portion of reorganization items.......        $1,383              $17,141         $14,282
Non-cash portion of reorganization items...            --               12,781           1,249

NOTE 7 -- BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company operates in three business segments or groups: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group. During fiscal 2002, the Company operated in four business segments or groups (i) Intimate Apparel Group; (ii) Sportswear Group; (iii) Swimwear Group and (iv) Retail Stores Group. Because the Company has closed over 200 retail stores in the last three years, the retail stores no longer represent a material portion of the Company's net revenues (retail stores accounted for 1.6% of consolidated net revenue in the two months ended April 5, 2003). In addition, the operations of the remaining retail stores have been combined both on a functional and on a reporting basis with the operations of the Company's three wholesale business groups. Beginning in fiscal 2003, the operations of the Retail Stores Group were included with the Company's three wholesale Groups according to the type of product sold. Certain financial information contained in this Quarterly Report on Form 10-Q has been restated to correspond to the Company's current segment presentation.

    The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's'r', Olga'r', Body Nancy Ganz'TM'/Bodyslimmers'r', Calvin Klein'r', Lejaby'r' and Rasurel'r' brand names. The Intimate Apparel Group also operates 31 retail stores, including 11 full price Calvin Klein underwear retail stores in Asia, five full price Calvin Klein underwear retail stores in Europe, two Warnaco outlet stores in Canada and 13 Warnaco outlet retail stores in Europe.

    The Sportswear Group designs, sources and markets mass market to premium priced men's and women's sportswear under the Calvin Klein'r', Chaps Ralph Lauren'r', A.B.S. by Allen Schwartz'r', Catalina'r' and White Stag'r' brand names. The Sportswear Group also operates four full price A.B.S. by Allen Schwartz retail stores.

    The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo'r'/Speedo Authentic Fitness'r', Anne Cole'r', Cole of California'r', Sunset Beach'r', Sandcastle'r', Catalina'r', White Stag'r', Lifeguard'r' and Nautica'r' brand names. The Swimwear Group also operates 45 full price Speedo Authentic Fitness retail stores (including one online store.)

    The accounting policies of the segments are the same as those described in
Note 2 -- 'Significant Accounting Policies'.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    During the Company's bankruptcy, the Company sold assets, wrote down impaired assets, recorded an impairment charge related to the adoption of SFAS 142 and stopped amortizing goodwill and certain intangible assets that were previously amortized. In addition, on February 4, 2003, the Company emerged from bankruptcy and adopted fresh start accounting in accordance with the provisions of SOP 90-7. The adoption of fresh start accounting resulted in adjustments of the Company's assets and liabilities to fair value. As a result of these changes and adjustments, depreciation and amortization expense has decreased by in excess of $20,000 annually from the amounts reported in previous years. For informational purposes, the Company has separately identified the depreciation and amortization components of operating income (loss) in the following table. The presentation of segment information for prior periods has been restated to reflect the current classification of the Company's business groups. Information by business group is set forth below:

                                  INTIMATE
                                  APPAREL    SPORTSWEAR   SWIMWEAR     GROUP      CORPORATE/
                                   GROUP       GROUP       GROUP       TOTAL      OTHER ITEMS     TOTAL
                                   -----       -----       -----       -----      -----------     -----
SUCCESSOR
---------
For the period February 4, 2003
  to April 5, 2003
    Net revenues................  $114,404    $ 98,055    $113,865   $  326,324    $     --     $  326,324
    Operating income............    16,556      13,977      29,960       60,493     (17,207)        43,286
    Depreciation and
      amortization..............     1,124         524       1,003        2,651       7,395         10,046
    Reorganization items........        --          --          --           --       1,383          1,383

PREDECESSOR
-----------
For the period January 5, 2003
  to February 4, 2003
    Net revenues................  $ 36,656    $ 41,092    $ 38,213   $  115,961    $     --     $  115,961
    Operating income............     2,508       5,910       8,443       16,861     (36,350)       (19,489)
    Depreciation and
      amortization..............     1,137         877         634        2,648       1,861          4,509
    Reorganization items........        --          --          --           --      29,922         29,922
For the three Months Ended April
  6, 2002
    Net revenues................  $158,337    $129,204    $122,511   $  410,052    $     --     $  410,052
    Operating income............     4,851      10,080      20,279       35,210     (34,447)           763
    Depreciation and
      amortization..............     4,721       2,380       2,049        9,150       4,656         13,806
    Reorganization items........        --          --          --           --      15,531         15,531
Total Assets
    April 5, 2003...............  $398,232    $356,405    $307,188   $1,061,825    $140,339     $1,202,164
    February 4, 2003............   376,574     343,666     294,622    1,014,862     149,087      1,163,949
    January 4, 2003.............   305,059     147,815     204,126      657,000     290,880        947,880

    A reconciliation of total group operating income to total consolidated income before taxes and cumulative effect of a change in accounting principle for the two months ended April 5, 2003, one month ended February 4, 2003 and First Quarter of Fiscal 2002, is as follows:

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                               SUCCESSOR                 PREDECESSOR
                                            ----------------   -------------------------------
                                             FOR THE PERIOD    FOR THE PERIOD    FOR THE THREE
                                            FEBRUARY 5, 2003   JANUARY 5, 2003   MONTHS ENDED
                                              TO APRIL 5,      TO FEBRUARY 4,      APRIL 6,
                                                  2003              2003             2002
                                                  ----              ----             ----
Operating income (loss)...................       43,286             (19,489)            763
Gain on cancellation of pre-petition
  indebtedness............................           --           1,692,696              --
Fresh start adjustments...................           --             765,726              --
Investment loss...........................           35                 359              --
Interest expense..........................        4,428               1,887           6,964
                                                -------          ----------         -------
Income (loss) before provision for income
  taxes and cumulative effect of a change
  in accounting principle.................      $38,823          $2,436,687         $(6,201)
                                                -------          ----------         -------
                                                -------          ----------         -------

NOTE 8 -- COMPREHENSIVE INCOME/(LOSS)

    The components of comprehensive income (loss) are as follows:

                                               SUCCESSOR                 PREDECESSOR
                                            ----------------   -------------------------------
                                             FOR THE PERIOD    FOR THE PERIOD    FOR THE THREE
                                            FEBRUARY 5, 2003   JANUARY 5, 2003   MONTHS ENDED
                                              TO APRIL 5,      TO FEBRUARY 4,      APRIL 6,
                                                  2003              2003             2002
                                                  ----              ----             ----
Net income (loss).........................      $22,639          $2,358,537        $(857,752)
Foreign currency translation
  adjustments.............................         (115)                548            1,730
Change in unfunded minimum pension
  liability...............................           --                               (2,000)
Unrealized gain (loss) on marketable
  securities..............................           81                   4              (45)
                                                -------          ----------        ---------
Total other comprehensive income (loss)...      $22,605          $2,359,089        $(858,067)
                                                -------          ----------        ---------
                                                -------          ----------        ---------

    The components of accumulated other comprehensive loss are as follows:

                                                         APRIL 5,   FEBRUARY 4,   JANUARY 4,
                                                           2003        2003          2003
                                                           ----        ----          ----
Foreign currency translation adjustments...............   $ 303        $  --       $(20,408)
Change in unfunded minimum pension liability...........      --           --        (72,659)
Unrealized deferred loss on marketable securities......    (337)          --           (156)
                                                          -----        -----       --------
Total accumulated other comprehensive loss.............   $ (34)       $  --       $(93,223)
                                                          -----        -----       --------
                                                          -----        -----       --------

NOTE 9 -- INCOME TAXES

PREDECESSOR COMPANY

    The provision for income taxes of $78,150 for the one month ended
February 4, 2003 consists of a deferred income tax provision of $77,584 related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start accounting and accrued income taxes for foreign earnings of $566.

SUCCESSOR COMPANY

    As of February 4, 2003, the Company had recorded a valuation allowance against deferred tax assets to reduce the amount of deferred tax assets created as a result of the fresh start accounting to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The future recognition of such amounts will first reduce reorganization value

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

in excess of the fair value of net assets. Should the recognition of net deferred tax assets result in the elimination of reorganization value in excess of the fair value of net assets, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

    The Company has also established a valuation allowance against certain foreign net operating loss carryforwards to reduce them to the amount that will more likely than not be realized.

    The provision for income taxes of $16,184 for the two months ended April 5, 2003 consists of accrued income taxes of $12,454 on domestic earnings and accrued income taxes of $3,730 on foreign earnings.

    During the two months ended April 5, 2003, the Company generated sufficient taxable income to realize a deferred tax asset of $3,302 on which a valuation allowance was previously established. As discussed above, the realization of this deferred tax asset for which a valuation allowance was previously established reduced reorganization value in excess of fair value of net assets. In addition, reorganization value in excess of fair value of net assets was further reduced by $8,373 resulting from the use of net operating loss carryforwards (subject to certain limitations as discussed below) for tax reporting purposes.

    The Company has also established a valuation allowance against certain foreign net operating loss carryforwards to reduce them to the amount that will more likely than not be realized.

BANKRUPTCY EFFECT

    In connection with the Debtors' emergence from bankruptcy, the Company realized a gain on the extinguishment of debt of $1,692,696. This gain will not be taxable since the gain resulted from the Company's reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, as of the beginning of its 2004 taxable year, the Company will be required to reduce certain tax attributes, including (a) net operating loss carryforwards,
(b) certain tax credit carryforwards, and (c) tax bases in assets in an amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Code, and the use of any of the Company's net operating loss carryforwards and tax credit carryforwards generated prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation. The actual amount of reduction in tax attributes for U.S. income tax reporting purposes will not be determined until 2004 and is therefore not reflected in this note to the consolidated condensed financial statements.

NOTE 10 -- INVENTORIES

                                               APRIL 5,        FEBRUARY 4,        JANUARY 4,
                                                 2003              2003              2003
                                                 ----              ----              ----
Finished goods.............................    $256,896          $266,061          $281,610
Work in process............................      50,065            68,914            51,792
Raw materials..............................      40,337            45,843            45,682
                                               --------          --------          --------
                                                347,298           380,818           379,084
Less: reserves(a)..........................      31,666            32,785            33,816
                                               --------          --------          --------
                                               $315,632          $348,033          $345,268
                                               --------          --------          --------
                                               --------          --------          --------

---------

(a) Inventory reserves are based upon the estimated recoveries the Company expects to receive from the disposition of excess and obsolete inventory. As of April 5, 2003, February 4, 2003 and January 4, 2003 the Company had identified inventory with a carrying value of $62,500, $57,200 and $61,500, respectively, as potentially excess and/or obsolete.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 11 -- INTANGIBLE ASSETS

                                                       APRIL 5,   FEBRUARY 4,   JANUARY 4,
                                                         2003        2003          2003
                                                         ----        ----          ----
Indefinite lived intangible assets:
    Trademarks.......................................  $202,500    $202,500      $61,978
    Licenses in perpetuity...........................   139,900     139,900       19,327
Finite live assets:
    Licenses for a term..............................     9,614       9,700        5,522
    Sales order backlog..............................     8,400      12,600           --
                                                       --------    --------      -------
Intangible assets -- net.............................  $360,414    $364,700      $86,827
                                                       --------    --------      -------
                                                       --------    --------      -------

    Accumulated amortization related to finite lived licenses for a term at April 5, 2003, February 4, 2003 and January 4, 2003 was $273, $0 and $2,494,
respectively. Accumulated amortization of sales orders backlog was $4,200 at April 5, 2003. Amortization expense for the two months ended April 5, 2003 was $273.

    Amortization expense will be $14,102 for fiscal 2003 and $1,639 in each of fiscal 2004 through fiscal 2007.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ('SFAS 142'). SFAS 142 eliminated the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS 142 addresses financial accounting and reporting for intangible assets and acquired goodwill. SFAS 142 requires that indefinite lived intangible assets be tested for impairment at least annually. Intangible assets with finite useful lives are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

    Under the provisions of SFAS No. 142, goodwill is deemed potentially impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. As of January 5, 2002, the Company had incurred losses in each of its two previous fiscal years and had filed for bankruptcy. As a result the Company's business enterprise value ('BEV') had decreased. Intangible assets are deemed impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its business enterprise value ('BEV') in connection with the preparation of the Plan. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 (net of income tax benefit of $53,513) as a cumulative effect of a change in accounting from the adoption of SFAS 142. The remaining value of intangible assets with indefinite useful lives after the adoption of SFAS No. 142 was $81,305 and the remaining value of other intangible assets with finite lives was $6,316.

    Reorganization value in excess of fair value of net assets decreased $10,076 in the two month period ended April 5, 2003, reflecting adjustments to the Company's deferred tax asset valuation allowance of $11,675 offset by a reclassification of certain reorganization accruals of $1,599.

NOTE 12 -- PROPERTY, PLANT AND EQUIPMENT

                                                      APRIL 5,   FEBRUARY 4,   JANUARY 4,
                                                        2003        2003          2003
                                                        ----        ----          ----
Land and land improvements..........................  $  1,343    $  1,305     $   1,223
Building and building improvements..................    23,133      23,071        51,513
Furniture and fixtures..............................    16,918      15,813       101,861
Machinery and equipment.............................    32,228      32,072        73,104
Computer hardware and software......................    57,643      56,778       169,194
Construction in progress............................       384         318           435
                                                      --------    --------     ---------
                                                      $131,649    $129,357     $ 397,330
Less: Accumulated depreciation and amortization.....    (5,576)     --          (240,618)
                                                      --------    --------     ---------
Property, plant and equipment, net..................  $126,073    $129,357     $ 156,712
                                                      --------    --------     ---------
                                                      --------    --------     ---------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 13 -- LIABILITIES SUBJECT TO COMPROMISE

    The following liabilities subject to companies were discharged upon the Company's emergence from bankruptcy:

                                                                 PREDECESSOR
                                                              ------------------
                                                              JANUARY 4, 2003(a)
                                                              ------------------
Current liabilities:
    Accounts payable (a)....................................      $  385,931
    Accrued liabilities, including unsecured GECC
      claim(b)..............................................         128,567
Debt:
    $600 million term loan..................................         584,824
    Revolving credit facilities.............................       1,013,995
    Term loan agreements....................................          27,034
    Capital lease obligations...............................           1,265
    Foreign credit facilities...............................         146,958
    Equity Agreement Notes..................................          56,506
    Company-obligated mandatorily redeemable preferred
      securities............................................         120,000
    Other liabilities.......................................          21,002
                                                                  ----------
    Total long-term debt....................................      $2,486,082
                                                                  ----------
                                                                  ----------

---------

(a) Accounts payable includes $349,737 of trade drafts payable at January 4, 2003. As a result of the Chapter 11 Cases, no principal or interest payments were made on unsecured pre-petition debt.

(b)  See Note 14.

NOTE 14 -- DEBT

                                                           SUCCESSOR             PREDECESSOR
                                                  ----------------------------   ------------
                                                     APRIL 5,      FEBRUARY 4,    JANUARY 4,
                                                       2003           2003         2003(a)
                                                       ----           ----         -------
Exit Financing Facility.........................     $ 60,990       $ 39,200     $        --
GECC debt.......................................        3,652          4,890           5,603
Second Lien Notes...............................      200,942        200,942              --
Capital lease obligations.......................        1,351          1,420           2,679
$600 million term loan..........................           --             --         584,824
Revolving credit facilities.....................           --             --       1,013,995
Term loan agreements............................           --             --          27,034
Foreign credit facilities.......................           --             --         146,958
Equity Agreement Notes..........................           --             --          56,506
                                                     --------       --------     -----------
                                                      266,935        246,452       1,837,599
Current portion.................................      (64,747)       (44,250)         (5,765)
Reclassified to liabilities subject to
  compromise....................................           --             --      (1,830,582)
                                                     --------       --------     -----------
    Total long-term debt........................     $202,188       $202,202     $     1,252
                                                     --------       --------     -----------
                                                     --------       --------     -----------

EXIT FINANCING FACILITY

    On the Effective Date the Company entered into a $275,000 Senior Secured Revolving Credit Facility (the 'Exit Financing Facility'). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275,000 to $325,000 subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.50% (5.75% at April 5, 2003) or at the London Interbank Offered Rate ('LIBOR') plus 2.50% (approximately 3.8% at
April 5, 2003). Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level, a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. Initial borrowings under the Exit Financing Facility on the Effective Date were $39,200. The Exit Financing Facility is guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries.

SECOND LIEN NOTES

    In accordance with the Plan, on the Effective Date, the Company issued $200,942 of New Warnaco Second Lien Notes due 2008 (the 'Second Lien Notes') to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 1145(a) of the Bankruptcy Code. The Second Lien Notes mature on
February 4, 2008, subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bear an annual interest rate (9.5% at April 5, 2003) which is the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% is added to the margin every six months); and
(ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% is added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contains certain covenants that, among other things, limit investments and asset sales, prohibit the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes are guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, are secured by a second priority lien on substantially the same assets which secure the Exit Financing Facility. The Second Lien Notes are payable in equal annual installments of $40,188 beginning in April 2004 through April 2008. Second Lien Note principal payments can only be made if the Company achieves a defined fixed charge coverage ratio and has additional borrowing availability, after the principal payment, of $75,000 or more under the Exit Financing Facility.

GECC

    On June 12, 2002, the Bankruptcy Court approved the Predecessor's settlement of certain operating lease agreements with General Electric Capital Corporation ('GECC'). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. The terms of the settlement agreement require the Company to make payments to GECC totaling $15,200. The net present value of the remaining GECC payments of $3,652 is classified with the current portion of long-term debt at April 5, 2003. Remaining amounts payable to GECC will be paid in monthly installments of $750 including interest through November 2003. Obligations to GECC are secured by first priority liens on the applicable assets.

OTHER DEBT

    Certain of the Company's foreign subsidiaries are parties to capital lease obligations related to certain facilities and equipment. The total amount of capital lease obligations outstanding at April 5,

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

2003, February 4, 2003 and January 4, 2003 related to these leases were approximately $1,351, $1,420 and $2,679, of which $105, $160 and $162 are included with the current portion of long-term debt, respectively.

NOTE 15 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            PREDECESSOR
                                                   SUCCESSOR       ------------------------------
                                                ----------------                       FOR THE
                                                 FOR THE PERIOD    FOR THE PERIOD    THREE MONTHS
                                                FEBRUARY 5, 2003   JANUARY 5, 2003      ENDED
                                                  TO APRIL 5,      TO FEBRUARY 4,      APRIL 6,
                                                      2003              2003             2002
                                                      ----              ----             ----
Cash paid during the year for:
    Interest..................................         971             14,844           3,202
    Income taxes, net of refunds received.....       1,346                273           1,706

NOTE 16 -- STOCKHOLDERS EQUITY (DEFICIENCY)

    The Successor has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There are no shares of preferred stock issued and outstanding. The Successor has authorized an aggregate of 112,500,000 shares of common stock, $0.01 par value per share, of which the Successor issued 44,999,973 shares pursuant to the terms of the Plan.

    On March 12, 2003, the Company issued 498,500 shares of restricted stock to certain of its employees. The fair market value at the date of grant was $10.45 per share. The restricted shares vest with respect to 25% of the shares on September 12, 2003 and with respect to an additional 25% of such shares each September 12 thereafter through 2006. In addition, the Company also granted options for the purchase of 1,998,000 shares of New Common Stock at an exercise price of $10.45 per share, which was equal to the closing market price on the date of grant. The options vest with respect to 25% of the shares on September 12, 2003 and with respect to an additional 25% of such shares each September 12 thereafter through 2006. The options have a ten-year term. Compensation expense related to the restricted share and option grants was $212 for the two months ended April 5, 2003. The total fair value of the options and restricted share grants was $12,502.

    The Company has reserved 5,000,000 shares of common stock for stock based compensation awards.

    The Predecessor had various stock based incentive plans in place prior to February 4, 2003. All options to purchase shares of Old Common Stock and restricted shares related to the Old Common Stock were cancelled on February 4, 2003 pursuant to the terms of the Plan.

    At February 4, 2003, the Predecessor had options outstanding for the purchase of 3,692,363 shares of Old Common Stock at weighted average exercise prices from $0.67 to $42.00 per share. Pursuant to the Plan, all outstanding options to purchase shares of Old Common Stock were cancelled effective February 4, 2003.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


NOTE 17 -- INCOME (LOSS) SHARE

                                                       SUCCESSOR                 PREDECESSOR
                                                    ----------------   -------------------------------
                                                     FOR THE PERIOD    FOR THE PERIOD    FOR THE THREE
                                                    FEBRUARY 5, 2003   JANUARY 5, 2003   MONTHS ENDED
                                                      TO APRIL 5,      TO FEBRUARY 4,      APRIL 6,
                                                          2003              2003             2002
                                                          ----              ----             ----
Numerator for basic and diluted income (loss) per
  share:
    Income (loss) before cumulative effect of
      change in accounting........................      $22,639          $2,358,537        $ (56,130)
    Cumulative effect of change in accounting.....           --                  --         (801,622)
                                                        -------          ----------        ---------
    Net income (loss).............................      $22,639          $2,358,537        $(857,752)
                                                        -------          ----------        ---------
                                                        -------          ----------        ---------
Denominator for basic and diluted income (loss)
  per share:
    Weighted average shares
      outstanding -- basic........................       45,000              52,990           52,936
                                                        -------          ----------        ---------
                                                        -------          ----------        ---------
    Weighted average shares
      outstanding -- diluted......................       45,200              52,990           52,936
                                                        -------          ----------        ---------
                                                        -------          ----------        ---------
Income (loss) per share before cumulative effect
  of change in accounting -- basic................      $  0.50          $    44.51        $   (1.06)
                                                        -------          ----------        ---------
                                                        -------          ----------        ---------
Income (loss) per share before cumulative effect
  of change in accounting -- diluted..............      $  0.50          $    44.51        $   (1.06)
                                                        -------          ----------        ---------
                                                        -------          ----------        ---------

NOTE 18 -- LEGAL MATTERS

SHAREHOLDER CLASS ACTIONS

    Between August 22, 2000 and October 26, 2000, seven putative class action complaints were filed in the U.S. District Court for the Southern District of New York (the 'District Court') against the Company and certain of its officers and directors (the 'Shareholder I Class Action'). The complaints, on behalf of a putative class of the Company's shareholders who purchased the Old Common Stock between September 17, 1997 and July 19, 2000 (the 'Class Period'), allege, among other things, that the defendants violated the Securities Exchange Act of 1934, as amended (the 'Exchange Act') by artificially inflating the price of the Old Common Stock and failing to disclose certain information during the Class Period.

    On November 17, 2000, the District Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the District Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal with respect to such dismissal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs voluntarily dismissed, without prejudice, their claims against us. On October 2, 2002, the plaintiffs filed a notice of appeal with respect to the District Court's entry of a final judgment in favor of the individual defendants.

    Between April 20, 2001 and May 31, 2001, five putative class action complaints against the Company and certain of its officers and directors were filed in the District Court (the 'Shareholder II Class Action'). The complaints, on behalf of a putative class of 64 shareholders who purchased the Old

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

Common Stock between September 29, 2000 and April 18, 2001 (the 'Second Class Period'), allege, among other things, that defendants violated the Exchange Act by artificially inflating the price of the Old Common Stock and failing to disclose negative information during the Second Class Period.

    On August 3, 2001, the District Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346 (MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain of the Company's current and former officers and directors, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the District Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002, the defendants filed motions to dismiss the second amended complaint. On August 21, 2002, the plaintiffs filed a third amended complaint adding the Company's current independent auditors as a defendant.

    Neither the Shareholder I Class Action nor Shareholder II Class Action has had, or will have, a material adverse effect on the Company's financial condition, results of operations or business.

SEC INVESTIGATION

    The staff of the Securities and Exchange Commission ('SEC') Division of Enforcement has been conducting an investigation to determine whether there have been any violations of the Exchange Act, in connection with, among other things, the preparation and publication by the Company of (i) the financial statements included in the Company's Annual Report on Form 10-K for Fiscal 1998 and Quarterly Report on Form 10-Q for the third quarter of Fiscal 2000 and (ii) the Company's press release announcing its results for Fiscal 1998. In July 2002, the SEC staff informed the Company that it intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws, including Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. The SEC staff invited the Company to make a Wells Submission describing the reasons why no action should be brought. In
September 2002, the Company filed its Wells Submission and is continuing discussions with the SEC staff as to a settlement of this investigation. The Company does not expect the resolution of this matter to have a material effect on the Company's business, financial condition or results of operations.

    The Company is also aware that the SEC staff has informed certain persons who were employed by the Company at the time of the preparation of the documents referred to above (including one current member of management) that it intends to recommend that the SEC bring a civil injunctive action against such persons alleging violations of the securities laws. The Company is advised that such persons also have filed Wells Submissions.

CHAPTER 11 CASES

    For a discussion of bankruptcy proceeding under the Bankruptcy Code, see the discussion of "Chapter 11 Cases" in Note 1.

    Other. In addition to the above, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any arbitration and/or legal proceeding that it expects to have a material effect on its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the value of the Company's New Common Stock. Please refer to Item 1. Business included in the Company's Annual Report on Form 10-K for the year ended January 4, 2003 (the 'Annual Report') for a discussion of the Company's business operations. Except for the historical information contained in this Quarterly Report on Form 10-Q (the 'Quarterly Report'), this Quarterly Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See 'Statement Regarding Forward-Looking Disclosure.'

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND REORGANIZATION

    On June 11, 2001 (the 'Petition Date'), The Warnaco Group, Inc. ('Warnaco Group'), 36 of its 37 U.S. subsidiaries and Warnaco of Canada Company (each a 'Debtor' and, collectively, the 'Debtors') each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS'101-1330, as amended (the 'Bankruptcy Code'), in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively, the 'Chapter 11 Cases'). The remainder of the Company's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

    On November 9, 2002, the Debtors filed the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the 'Plan'). On January 16, 2003, the Bankruptcy Court entered (i) its Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the 'Confirmation Order'). On February 4, 2003 (the 'Effective Date'), the Plan became effective and the Debtors successfully emerged from their bankruptcy proceedings.

    Pursuant to the Plan, the following distributions were made:

    (a) Warnaco Group's Class A, Common Stock, par value $0.01 per share ('Old Common Stock'), including all stock options and restricted shares, was extinguished and holders of the Old
         Common Stock received no distribution on account of the Old
         Common Stock;
    (b) general unsecured claimants received 2.55% (1,147,023 shares) of the New Common Stock, which was distributed in April 2003;
    (c) the Company's pre-petition secured lenders received their pro-rata share of 106.1 million in cash, Second Lien Notes in the principal amount of $200 million and approximately
         96.26% of the New Common Stock (43,318,350 shares);
    (d) holders of claims arising from or related to certain preferred securities received 0.60% of the New Common Stock
         (268,200 shares);
    (e) pursuant to the terms of his employment agreement, as modified by the Plan, Antonio C. Alvarez II, the former
         President and Chief Executive Officer of Warnaco Group, received an incentive bonus consisting of $1.95 million in cash, Second Lien Notes in the principal amount of approximately $0.9 million and 0.59% of the New Common Stock
         (266,400 shares); and
    (f) in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

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

    Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed to the customers, net of reserves for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors, most of which are not controlled by the Company or its management. As of April 5, 2003, the Company had approximately $367.3 million of open trade invoices and other receivables and $15.9 million of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $80.5 million of accounts receivable reserves at April 5, 2003. As of February 4, 2003 and January 4, 2003, the Company had approximately
$281.9 million and $276.9 million of open trade invoices and other receivables, respectively, and $10.8 million and $10.4 million of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $79.7 million and $87.5 million of accounts receivable reserves at February 4, 2003 and January 4, 2003, respectively. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. At April 5, 2003, the Company had identified inventory with a carrying value of approximately $62.5 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of April 5, 2003, the Company had approximately $31.7 million of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003 and January 4, 2003, the Company had identified inventory with carrying values of approximately $57.2 million and $61.5 million, respectively, as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003 and January 4, 2003, the Company had approximately $32.8 million and $33.8 million, respectively, of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the reserves noted, is equal to its fair value at February 4, 2003. As of February 4, 2003, the Company expenses certain design, procurement, receiving, and other product related costs as incurred. These costs were previously capitalized.

    Long-lived Assets: Property, plant and equipment at February 4, 2003 are recorded in the consolidated condensed balance sheet at their fair values based upon the appraised values of such assets. See Notes 3 and 4 of Notes to Consolidated Condensed Financial Statements. Intangible assets consist primarily of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company are based upon the appraised value of such assets as determined by an independent third party appraiser and the Company. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the asset. See Note 11 of Notes to Consolidated Condensed Financial Statements.

    The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated remaining useful lives of the Company's fixed assets and finite lived intangible assets for periods after February 4, 2003 are based upon the remaining useful lives as determined by independent third party appraisers and the Company.

    Income Taxes: Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized.

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan are determined by the Pension Plan's third party actuary using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions defined by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of April 5, 2003, February 4, 2003 and January 4, 2003. The Pension Plan and the Company's plan of reorganization contemplate that the Company will continue to fully fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants of the Pension Plan. The Company has recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets at April 5, 2003 and February 4, 2003. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9.3 million and will be approximately $45.6 million in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated condensed balance sheets. Contributions to the Pension Plan to be paid in fiscal 2003 of $9.3 million are classified with accrued liabilities.

    Stock Based Compensation: Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of Statement of Financial Accounting Standards

('SFAS') No. 148, Accounting for Stock Based Compensation, Transition and Disclosure ('SFAS 148'). The Company uses the Black-Scholes model to calculate the fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk free rate of return. The Company recently emerged from bankruptcy, and as a result, the Company does not have a relevant stock price history upon which to base its volatility assumption. In determining the volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's recent emergence from bankruptcy and other factors in determining its stock price volatility assumption of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 40 months and the option term of ten years. The Company's risk-free rate of return assumption of 2.55% is equal to the quoted yield for five-year U.S. treasury bonds at the valuation date.

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25') and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted to date has equaled the market price of the underlying shares on the date of grant (the 'intrinsic value method').

    Reorganization Value in Excess of Fair Value of Net Assets: Reorganization value in excess of the fair value of net assets represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets, identified intangible assets minus its liabilities as of February 4, 2003. The Company allocated reorganization value to its various assets in accordance with the provisions of SFAS No. 141, Business Combinations
('SFAS 141'). Reorganization value is not amortized.

    Reorganization Items: Reorganization items included in the consolidated condensed statement of operations for the periods ended April 5, 2003, February 4, 2003 and three months ended April 6, 2002 were $1.4 million, $29.9 million and $15.5 million, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. Certain accruals at January 4, 2003 were subject to compromise under the provisions of the Bankruptcy Code. The Company had recorded these accruals at the estimated amount the creditor would have been entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Plan. See Note 6 of Notes to Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

    The following table summarizes the historical results of operations of the Company for the three month period ended April 6, 2002 ('the First Quarter of Fiscal 2002'), the one month period ended February 4, 2003 (the 'Stub Period') and for the two month period ended April 5, 2003. The Stub Period combined with the two month period ended April 5, 2003 constitute the 'First Quarter of Fiscal 2003'. Results of operations for the First Quarter of Fiscal 2003 set forth under the heading 'Pro Forma' in the following tables. References in the discussion below refer to such combined results.

                                                                  PREDECESSOR
                                         SUCCESSOR COMPANY          COMPANY                PRO FORMA
                                        -------------------   -------------------   ------------------------
                                          FOR THE PERIOD        FOR THE PERIOD
                                        FEBRUARY 4, 2003 TO   JANUARY 5, 2003 TO    FOR THE FIRST QUARTER OF
                                           APRIL 5, 2003       FEBRUARY 3, 2003           FISCAL 2003
                                           -------------       ----------------           -----------
Net revenues..........................       $326,324             $   115,960             $   442,284
Cost of goods sold....................        204,918                  70,214                 275,132
                                             --------             -----------             -----------
Gross profit..........................        121,406                  45,746                 167,152
Selling, administrative and general
  expenses............................         72,537                  35,313                 107,850
Amortization of order backlog.........          4,200                      --                   4,200
Reorganization items..................          1,383                  29,922                  31,305
                                             --------             -----------             -----------
Operating income......................         43,286                 (19,489)                 23,797
Reorganization items:
    Gain on cancellation of
      pre-petition indebtedness.......             --              (1,692,696)             (1,692,696)
    Fresh start adjustments...........             --                (765,726)               (765,726)
Investment loss, net..................             35                     359                     394
Interest expense......................          4,428                   1,887                   6,315
                                             --------             -----------             -----------
Income (loss) before provision for
  income taxes and cumulative effect
  of change in accounting principle...         38,823               2,436,687               2,475,510
Provision for income taxes............         16,184                  78,150                  94,334
                                             --------             -----------             -----------
Net income (loss).....................       $ 22,639             $ 2,358,537             $ 2,381,176
                                             --------             -----------             -----------
                                             --------             -----------             -----------

    The First Quarter of Fiscal 2002 included 13 weeks of operations, the Stub Period included four weeks of operations and the two month period ended
April 5, 2003 included nine weeks of operations. (the Stub Period together with the two months ended April 5, 2003 are 'the First Quarter of Fiscal 2003'). References in this Item 2 to the 'Predecessor' refer to the Company prior to February 4, 2003. References to the 'Successor' refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting.

    The following statement of operations data compares the combined one month period ended February 4, 2003 and two month period ended April 5, 2003 to the First Quarter of Fiscal 2002.

                            THE WARNACO GROUP, INC.
                     CONNSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)

                                                   PRO FORMA
                                               -----------------
                                                 FOR THE FIRST       % OF       FOR THE FIRST       % OF
                                               QUARTER OF FISCAL     NET      QUARTER OF FISCAL     NET
                                                     2003          REVENUES         2002          REVENUES
                                                     ----          --------         ----          --------
Net revenues.................................     $   442,284       100.0%        $ 410,052        100.0%
Cost of goods sold...........................         275,132        62.2%          291,640         71.1%
                                                  -----------       -----         ---------        -----
Gross profit.................................         167,152        37.8%          118,412         28.9%
Selling, administrative and general
  expenses...................................         107,850        24.4%          102,118         24.9%
Amortization of order backlog................           4,200         0.9%               --          0.0%
Reorganization items.........................          31,305         7.1%           15,531          3.8%
                                                  -----------       -----         ---------        -----
Operating income.............................          23,797         5.4%              763          0.2%
Reorganization items:
    Gain on cancellation of pre-petition
      indebtedness...........................      (1,692,696)        n/m                --          n/m
    Fresh start adjustments..................        (765,726)        n/m                --          n/m
                                                  -----------                     ---------
                                .............      (2,458,422)                           --
Investment loss, net.........................             394         0.1%               --          0.0%
Interest expense.............................           6,315         1.4%            6,964          1.7%
                                                  -----------                     ---------
Income (loss) before provision for income
  taxes and cumulative effect of change in
  accounting principle.......................       2,475,510                        (6,201)         n/m
Provision for income taxes...................          94,334         n/m            49,929          n/m
                                                  -----------                     ---------
Income (loss) before cumulative effect of a
  change in accounting principle.............       2,381,176         n/m           (56,130)         n/m
Cumulative effect of change in accounting
  principle (net of income tax benefits of
  $53,513 -- 3 months ended April 6, 2002)...              --                      (801,622)         n/m
                                                  -----------                     ---------
Net income (loss)............................     $ 2,381,176         n/m         $(857,752)         n/m
                                                  -----------                     ---------
                                                  -----------                     ---------

    The Company notes that its results for the First Quarter of Fiscal 2003 reflect many factors including increased sales of swimwear products, as compared to the prior year period. Also, earlier shipment of certain swimwear, Calvin Klein'r' underwear and Calvin Klein jeans programs had a positive effect on the First Quarter of Fiscal 2003. The Company expects that these earlier shipments combined with lower-than-expected second quarter 2003 shipments of intimate apparel will cause second quarter results to be significantly below the prior year's results. However, the Company expects first six months' results to be ahead of the prior year's results on a pro forma basis.

NET REVENUES

    Net revenues are as follows:

                                                           THREE MONTHS ENDED
                                                         (DOLLARS IN THOUSANDS)
                                              ---------------------------------------------
                                              APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                                2003       2002     (DECREASE)     CHANGE
                                                ----       ----     ----------     ------
Intimate Apparel Group(a)...................  $151,060   $158,337    $(7,277)        - 4.6%
Sportswear Group............................   139,147    129,204      9,943           7.7
Swimwear Group..............................   152,078    122,511     29,567          24.1
                                              --------   --------    -------     ---------
Net Revenue.................................  $442,285   $410,052    $32,233           7.9%
                                              --------   --------    -------     ---------
                                              --------   --------    -------     ---------

---------

(a) Intimate Apparel net revenues for the First Quarter of Fiscal 2002 include $18.2 million of revenues from discontinued and sold units. Not including these revenues, Intimate Apparel net revenues increased 7.8% and consolidated net revenues increased 12.9%.

    Net revenues increased $32.2 million, or 7.9%, to $442.3 million in the First Quarter of Fiscal 2003 compared to $410.1 million in the First Quarter of Fiscal 2002. In the same period, Sportswear Group net revenues increased
$9.9 million, or 7.7%, to $139.1 million, Swimwear Group net revenues increased by $29.6 million, or 24.1%, to $152.1 million and Intimate Apparel Group net revenues decreased $7.3 million, or 4.6%, to $151.1 million (excluding sold/discontinued operations Intimate Apparel Group net revenues increased by 8.5%).

Intimate Apparel Group

    Intimate Apparel Group net revenues are as follows:

                                                           THREE MONTHS ENDED
                                                         (DOLLARS IN THOUSANDS)
                                              ---------------------------------------------
                                              APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                                2003       2002     (DECREASE)     CHANGE
                                                ----       ----     ----------     ------
INTIMATE APPAREL GROUP
Warner's/Olga/Body Nancy Ganz...............    48,341     58,518     (10,177)    - 17.4%
Calvin Klein Underwear......................    68,206     52,775      15,431       29.2
Lejaby......................................    31,885     24,525       7,360       30.0
Retail......................................     2,616      3,398        (782)      23.0
                                              --------   --------    --------       ----
Total continuing business units.............   151,048    139,216      11,832        8.5
Discontinued/sold business units............        12     19,121     (19,109)    - 99.9
                                              --------   --------    --------       ----
Intimate Apparel Group......................  $151,060   $158,337    $ (7,277)     - 4.6%
                                              --------   --------    --------       ----
                                              --------   --------    --------       ----

    Intimate Apparel net revenues decreased $7.3 million, or 4.6%, to $151.1 million for the First Quarter of Fiscal 2003, from $158.3 million for the First Quarter of Fiscal 2002. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom, Weight Watchers and domestic outlet retail stores), Intimate Apparel net revenues increased $11.8 million, or 8.5%, to $151.0 million for the First Quarter of Fiscal 2003 compared to $139.2 million for the First Quarter of Fiscal 2002. Warner's/Olga/Body Nancy Ganz net revenues decreased $10.2 million, reflecting a less favorable reception of certain new products at retail coupled with an over stock position at several key retailers. The Company expects that the negative trend in Warner's'r'/Olga'r'/Body Nancy Ganz'r' net revenues will continue at least through the Second Quarter of Fiscal 2003 as retailers sell through inventory on hand. The increase in Calvin Klein underwear net revenues reflects increases in all major accounts, including the international divisions, due to improved sell-through at retail, particularly in the women's business. Lejaby'r' net revenues increased $7.4 million, or 30.0%, primarily through favorable reception of products at retail and a favorable Rasurel swimwear shipping season. Revenues from sold or discontinued business units decreased $19.1 million, to $0.1 million for the First Quarter of Fiscal 2003. The decrease is primarily attributable to the decision to close all domestic outlet retail stores in fiscal 2002. The remaining Intimate Apparel retail business is comprised of five full price Calvin Klein underwear stores in Europe, 13 outlet retail stores in Europe, two outlet retail stores in Canada and 11 full price Calvin Klein underwear stores in Asia.

Sportswear Group

    Sportswear Group net revenues are as follows:

                                                       THREE MONTHS ENDED
                                                     (DOLLARS IN THOUSANDS)
                                          ---------------------------------------------
                                          APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                            2003       2002     (DECREASE)     CHANGE
                                            ----       ----     ----------     ------
SPORTSWEAR GROUP
Chaps Ralph Lauren......................  $ 33,482   $ 32,555     $  927            2.9%
Calvin Klein Jeans......................    86,777     79,215      7,562            9.6
Calvin Klein Accessories................     3,610      3,401        209            6.2
A.B.S. by Allen Schwartz................    10,972      9,201      1,771           19.3
Mass sportswear licensing...............     4,306      4,832       (526)        - 10.9
                                          --------   --------     ------     ----------
Sportswear Group........................  $139,147   $129,204     $9,943            7.7%
                                          --------   --------     ------     ----------
                                          --------   --------     ------     ----------

    Sportswear net revenues increased by $9.9 million, or 7.7%, to $139.1 million for the First Quarter of Fiscal 2003, from $129.2 million for the First Quarter of Fiscal 2002 . The small growth rate in Chaps'r' net revenues reflects overall softness in the men's sportswear business. The increase in Calvin Klein jeans net revenues reflects certain programs that were shipped in the First Quarter of Fiscal 2003. Those programs were shipped in the second and third quarters of fiscal 2002. Net revenues for the second quarter and third quarters of fiscal 2003 will be negatively affected by these earlier Calvin Klein jeans orders. ABS by Allen Schwartz'r' net revenues have benefited from a favorable reception of its new styles at retail, primarily in denim sportswear and day dresses. Mass sportswear licensing has been affected by slower sell-through at Wal-Mart.

Swimwear Group

    Swimwear Group net revenues are as follows:

                                                           THREE MONTHS ENDED
                                                         (DOLLARS IN THOUSANDS)
                                              ---------------------------------------------
                                              APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                                2003       2002     (DECREASE)     CHANGE
                                                ----       ----     ----------     ------
SWIMWEAR GROUP
Speedo......................................  $101,294   $ 70,235    $31,059          44.2%
Designer....................................    45,598     42,337      3,261           7.7
Retail......................................     5,186      9,939     (4,753)       - 47.8
                                              --------   --------    -------     ---------
Swimwear Group..............................  $152,078   $122,511    $29,567          24.1%
                                              --------   --------    -------     ---------
                                              --------   --------    -------     ---------

    Swimwear net revenues increased $29.6 million, or 24.1%, to $152.1 million for the First Quarter of Fiscal 2003, from $122.5 million for the First Quarter of Fiscal 2002. Better inventory management, new product lines and an expanded customer base contributed to the overall increase in the Swimwear Group's net revenues. Better inventory management and production controls resulted in more timely shipment of goods to customers than were shipped in the First Quarter of Fiscal 2002. Consequently a portion of the overall increase relates to recurring orders that were shipped in the First Quarter of Fiscal 2003, while the corresponding orders were shipped in the second quarter of Fiscal 2002. Revenues in the second quarter of Fiscal 2003 may thus be negatively impacted by these timing differences. Speedo'r' net revenue increased $31.1 million, or 44.2%, to $101.3 million for the First Quarter of Fiscal 2003 compared to $70.2 million for the First Quarter of Fiscal 2002. The increase in Speedo net revenues primarily reflects increased sales of Speedo fitness swim products and accessories. Designer swimwear net revenues increased $3.3 million or 7.7% to $45.6 million in the First Quarter of Fiscal 2003 compared to $42.3 million in the First Quarter of Fiscal 2002 due to favorable reception at retail, in particular, the Anne Cole'r' line. Speedo Authentic Fitness'r' retail net revenues decreased $4.8 million, or 47.8%, to $5.2 million for the First Quarter of Fiscal 2003 compared to $9.9 million for the First Quarter of Fiscal 2002 . The decrease in Speedo Authentic Fitness retail was primarily due to the closing of 50 stores from the beginning of fiscal 2002 through the end of the First Quarter of Fiscal 2003.

GROSS PROFIT

    Gross profit increased $48.8 million to $167.2 million or 37.8% of net revenues for the First Quarter of Fiscal 2003 from $118.4 million or 28.9% of net revenues for the First Quarter of Fiscal 2002. The increase in gross profit reflects higher sales volume, an improved regular to off-price sales mix, improved sales allowance and markdown experience, improved manufacturing efficiencies, inventory management and more efficient product sourcing. Cost of goods sold for the First Quarter of Fiscal 2002 includes expenses of $3.4 million related to certain design, procurement, receiving and other product related costs. Through February 4, 2003, the Company had capitalized such costs. Effective February 4, 2003, the Company changed its method of accounting and expenses such costs as they are incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the First Quarter of Fiscal 2003 increased $5.7 million, or 5.6%, to $107.9 million (24.4% of net revenues) compared to $102.1 million (24.9% of net revenues) for the First Quarter of Fiscal 2002. Marketing expenses in the First Quarter of Fiscal 2003 decreased $2.0 million, or 7.0%, to $27.2 million compared to $29.2 million in the First Quarter of Fiscal 2002. Marketing expenses as a percentage of net revenues decreased to 6.1% of net revenues in the First Quarter of Fiscal 2003 from 7.1% in the First Quarter of Fiscal 2002. Depreciation and amortization expense decreased approximately $3.5 million in the First Quarter of Fiscal 2003 compared to the First Quarter of Fiscal 2002 reflecting the adjustments in the carrying value of the Company's fixed assets to fair value in connection with the adoption of fresh start reporting on February 4, 2003. Selling expenses decreased as a percentage of net revenues from 12.8% in the First Quarter of Fiscal 2002 to 9.8% in the First Quarter of Fiscal 2003. The decrease in selling expenses as a percentage of net revenues reflects the decrease in the number of full price and outlet retail stores the Company operates. The First Quarter of Fiscal 2002 includes $4.1 million of lease expense for certain operating leases that were settled in connection with the Company's bankruptcy. There is no comparable expense in the First Quarter of Fiscal 2003.

AMORTIZATION OF SALES ORDER BACKLOG

    Amortization of sales order backlog of $4.2 million represents amortization expense of the appraised value of the Company's existing order backlog at February 4, 2003.

REORGANIZATION ITEMS

    Reorganization items were $31.3 million in the First Quarter of Fiscal 2003 compared to $15.5 million in the First Quarter of Fiscal 2002.

    Reorganization items for the First Quarter of Fiscal 2003 primarily consist of lease termination expenses associated with the final reconciliation of rejected leases and contracts of $10.1 million, employee contracts, bonus and retention payments of $14.6 million (including the accrual of certain costs associated with the consolidation of manufacturing facilities in Europe of $6.5 million), legal and professional fees of $5.8 million and $0.8 million other items. Reorganization items for the First Quarter of Fiscal 2002 consisted of legal and professional fees of $7.2 million, employee related payments of $5.2 million, loss on the sales of certain business units of $2.1 million and other items of $1.0 million.

    The following table presents operating income by Group, including depreciation and amortization expense in each Group.

                                                                   THREE MONTHS ENDED
                                                                 (DOLLARS IN THOUSANDS)
                                                      ---------------------------------------------
                                                      APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                                        2003       2002     (DECREASE)     CHANGE
                                                        ----       ----     ----------     ------
Intimate Apparel Group..............................  $ 19,064   $  4,851    $ 14,213        293.0%
Sportswear Group....................................    19,887     10,080       9,807         97.3
Swimwear Group......................................    38,403     20,279      18,124         89.4
                                                      --------   --------    --------     --------
Group operating income..............................    77,354     35,210      42,144        119.7
Unallocated general corporate expenses..............   (17,704)   (18,690)        986          5.3
                                                      --------   --------    --------     --------
Amortization of intangibles.........................    (4,548)      (226)     (4,322)     -1912.4
Reorganization items................................   (31,305)   (15,531)    (15,774)      -101.6
                                                      --------   --------    --------     --------
Operating income....................................  $ 23,797   $    763    $ 23,034       3018.9%
                                                      --------   --------    --------     --------
                                                      --------   --------    --------     --------

    Operating income increased $23.0 million for the First Quarter of Fiscal 2003 compared to operating income of $0.8 million for the First Quarter of Fiscal 2002 primarily reflecting increased operating income by the Company's business groups, of $42.1 million and lower corporate expenses of $1.0 million. The higher Group operating income and corporate expenses savings were offset by higher amortization of intangibles (primarily from the amortization of sales order backlog of $4.2 million), and higher reorganization items of $15.8 million primarily reflecting the final settlement of certain bankruptcy claims and rejected leases in connection with the Company's emergence from bankruptcy. Reorganization items for the First Quarter of Fiscal 2003 also includes accruals of $6.5 million for the consolidation of certain manufacturing operations in Europe based on the status of various negotiations with labor unions and employee groups. Depreciation expense for the Fiscal Quarter of Fiscal 2003 decreased $3.6 million compared to the First Quarter of Fiscal 2002 due to the adjustments of the Company's fixed assets to fair value in connection with the adoption of fresh start accounting provision of SOP 90-7.

Intimate Apparel Group

    Intimate Apparel Group operating income is as follows:

                                                             THREE MONTHS ENDED
                                                           (DOLLARS IN THOUSANDS)
                                                ---------------------------------------------
                                                APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                                  2003       2002     (DECREASE)     CHANGE
                                                  ----       ----     ----------     ------
INTIMATE APPAREL
Continuing:
    Warner's/Olga/Body Nancy Ganz.............  $ 3,397    $   150     $ 3,247      2164.7%
    Calvin Klein Underwear....................   10,261      4,135       6,126       148.2%
    Lejaby....................................    6,104      4,494       1,610        35.8%
    Retail....................................     (356)      (249)       (107)      - n/m
                                                -------    -------     -------       -----
Total continuing business units...............   19,406      8,350      11,317       127.5%
Sold/discontinued business units..............     (342)    (3,679)      3,337         n/m
                                                -------    -------     -------       -----
Intimate Apparel Group........................  $19,064    $ 4,851     $14,213       293.0%
                                                -------    -------     -------       -----
                                                -------    -------     -------       -----

    The Intimate Apparel Group's operating income increased $14.2 million to $19.1 million for the First Quarter of Fiscal 2003 compared to operating income of $4.9 million for the First Quarter of Fiscal 2002. Excluding operating losses from sold and discontinued business units (GJM, Fruit of the Loom, Weight Watchers and domestic outlet retail stores), Intimate Apparel operating income increased $11.3 million, or 127.5%, to $19.4 million for the First Quarter of Fiscal 2003 compared to $8.1 million for the First Quarter of Fiscal 2002. The increase is attributable to increased revenues, primarily in Calvin Klein underwear and Lejaby. Warner's/Olga/Body Nancy Ganz reflect improved rates of returns and allowances due to better product quality which contributed to a higher operating income despite a decrease in net revenues.

Sportswear Group

    Sportswear Group operating income is as follows:

                                                             THREE MONTHS ENDED
                                                           (DOLLARS IN THOUSANDS)
                                                ---------------------------------------------
                                                APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                                  2003       2002     (DECREASE)     CHANGE
                                                  ----       ----     ----------     ------
SPORTWEAR GROUP
Chaps Ralph Lauren............................  $ 4,475    $ 3,752      $  723           19.3%
Calvin Klein Jeans............................   10,585      1,658       8,927          538.4
Calvin Klein Accessories......................      552        111         441          397.3
A.B.S. by Allen Schwartz......................      889        472         417           88.4
Mass sportswear licensing.....................    3,376      4,087        (711)        - 17.4
                                                -------    -------      ------     ----------
Sportswear Group..............................  $19,877    $10,080      $9,797           97.3%
                                                -------    -------      ------     ----------
                                                -------    -------      ------     ----------

    The Sportswear Group's operating income increased $9.8 million or 97% to $19.9 million for the First Quarter of Fiscal 2003 compared to operating income of $10.1 million for the First Quarter of Fiscal 2002. The increase in Calvin Klein jeans operating income primarily reflects increased gross margins as a result of lower product costs of certain jeans which were manufactured domestically for the first half of fiscal 2002 and which, for the second half of Fiscal 2002 and First Quarter of Fiscal 2003, were sourced at lower costs from a third party. The increase in Chaps Ralph Lauren operating income is a result of increased net revenues, as noted above, and more effective product sourcing.

Swimwear Group

    Swimwear Group operating income is as follows:

                                                             THREE MONTHS ENDED
                                                           (DOLLARS IN THOUSANDS)
                                                ---------------------------------------------
                                                APRIL 5,   APRIL 6,    INCREASE    PERCENTAGE
                                                  2003       2002     (DECREASE)     CHANGE
                                                  ----       ----     ----------     ------
SWIMWEAR GROUP
Speedo........................................  $27,971    $12,967     $15,004          116%
Designer......................................   11,040      8,203       2,837           35
Ubertech......................................      (11)      (249)        238            9%
Retail........................................     (597)      (642)         45            7
                                                -------    -------     -------      -------
Swimwear Group................................  $38,403    $20,279     $18,124           89%
                                                -------    -------     -------      -------
                                                -------    -------     -------      -------

    The Swimwear Group's operating income increased $18.1 million, or 89%, to $38.4 million for the First Quarter of Fiscal 2003 compared to an operating income of $20.3 million for the First Quarter of Fiscal 2002 The increase in the Swimwear Group's operating income for the First Quarter of Fiscal 2003 compared to the First Quarter of Fiscal 2002 reflects increased revenues and increased gross margins due to better inventory management, new product lines and an expanded customer base. In addition, the Swimwear Group experienced lower levels of returns and allowances during the First Quarter of Fiscal 2003 compared to the First Quarter of Fiscal 2002 which contributed to a higher gross margin and operating income.

REORGANIZATION ITEMS -- GAIN ON CANCELLATION OF DEBT AND FRESH START ADJUSTMENTS

    The First Quarter of Fiscal 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets to fair value in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 90-7 'Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7'). See Note 5 of Notes to the Consolidated Condensed Financial Statements.

INTEREST EXPENSE

    Interest expense decreased $0.7 million, or 8.6%, to $6.3 million for the First Quarter of Fiscal 2003 compared with $7.0 million for the First Quarter of Fiscal 2002. Interest expense for the First Quarter of Fiscal 2003 included interest on foreign debt for one month of approximately $0.9 million, interest expense related to the settlement of certain operating leases of $0.1 million, interest on the Second Lien Notes of $3.2 million, interest on the Exit Financing Facility of approximately $1.0 million and other interest of approximately $1.0 million. The decrease in interest expense primarily reflects the reduction of borrowing under the Company's revolving credit facilities and a corresponding decrease in interest payments. Amortization of deferred financing costs totaled $2.4 million in the First Quarter of Fiscal 2002 related to fees and charges on the DIP. Interest on foreign debt agreements was approximately $2.8 million in the First Quarter of Fiscal 2002. Accrued interest related to the foreign debt agreements included as part of liabilities subject to compromise at February 4, 2003 was paid on the emergence date according to the Plan. (See Note 1 of Notes to Consolidated Condensed Financial Statements).

INCOME TAXES

    The provision for income taxes for the First Quarter of Fiscal 2003 of $94.3 million consists of $77.6 million of deferred income taxes related to the increase in asset values recorded as part of the Company's adoption of fresh start reporting. The provision also includes taxes on domestic and foreign earnings of approximately $12.5 million and $4.3 million, respectively for the two month period ended February 4, 2003. The Company has recorded a valuation allowance against the deferred tax assets created in the First Quarter of Fiscal 2003 as a result of the fresh start adjustments, as well as against certain foreign net operating losses, to the amount that will more likely than not be realized.

    The provision for income taxes for the First Quarter Fiscal 2002 of $49.9 million reflects an increase in the Company's valuation allowance of approximately $46.1 million and accrued income taxes of approximately $3.9 million on foreign earnings. The increase in the valuation allowance in the First Quarter of Fiscal 2002 reflects an offset to the income tax benefit recorded in connection with the cumulative effect of an accounting change for the adoption of SFAS 142. The increase in the valuation allowance during the First Quarter of Fiscal 2002 results from an increase in the Company's deferred tax assets that may not be realized.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    As of January 5, 2003, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately
$940.1 million. The Company adopted SFAS 142 effective with the First Quarter of Fiscal 2002. Under the provisions of SFAS 142, goodwill is deemed impaired if the net book value of a business-reporting unit exceeds the fair value of that business-reporting unit. Intangible assets may be deemed impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its business enterprise value ('BEV') in connection with the preparation of the Plan. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million, net of income tax benefit of $53.5 million, as a cumulative effect of a change in accounting from the adoption of SFAS 142 in the First Quarter of Fiscal 2002.

    As required by SFAS No. 142, the Company will complete subsequent impairment tests of its intangible and long-lived assets at least annually. On a quarterly basis, the Company reviews changes in market conditions, among other factors, that could have a material effect on the Company's estimates of fair value in order to reassess the carrying value of all long-lived assets.

CAPITAL RESOURCES AND LIQUIDITY

FINANCING ARRANGEMENTS

    On the Effective Date the Company entered into a $275.0 million Senior Secured Revolving Credit Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank's base rate plus 1.50% (5.75% at April 5, 2003) or at the London Interbank Offered Rate ('LIBOR') plus 2.50% (approximately 3.8% at
April 5, 2003). Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level, a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. Initial borrowings under the Exit Financing Facility on the Effective Date were $39.2 million. The Exit Financing Facility is guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries.

    As of May 15, 2003, the Company had approximately $6.4 million outstanding, $48.6 million of letters of credit outstanding under the Exit Financing Facility and had approximately $206.4 million of additional credit available under the Exit Financing Facility.

SECOND LIEN NOTES

    In accordance with the Plan, on the Effective Date, the Company issued $200.9 million of New Warnaco Second Lien Notes due 2008 to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes mature on February 4, 2008, subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bear an annual interest rate (9.5% at April 5, 2003) which is the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% is added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% is added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contains certain covenants that, among other things, limit investments and asset sales, prohibit the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes are guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, are secured by a second priority lien on substantially the same assets which secure the Exit Financing Facility. The Second Lien Notes are payable in equal annual installments of $40.2 million beginning in April 2004 through April 2008. Second Lien Note principal payments can only be made if the Company achieves a defined certain fixed charge coverage ratio and has additional borrowing availability, after the principal payment, of $75.0 million or more under the Exit Financing Facility.

LIQUIDITY

    The Debtor emerged from bankruptcy on February 4, 2003. Initial borrowings under the Exit Financing Facility were $39.2 million on February 4, 2003. Since the Effective Date the Company has repaid approximately $30 million of its initial borrowing under the Exit Financing Facility. As of May 15, 2003, the Company had approximately $8.0 million of borrowing outstanding and $60 million of letters of credit outstanding under the Exit Financing Facility and had approximately $205 million of additional credit available under the Exit Financing Facility.

    At April 5, 2003, the Company had working capital of $327.7 million. The Company believes that the credit available under its Exit Financing facility combined with cash flows from operations will be sufficient to fund the Company's operating and capital expenditures requirements for at least the next two to four years. Should the Company require additional sources of capital it will consider reducing its capital expenditures, seeking additional financing or selling assets to meet such requirements.

CASH FLOWS

    The following discussingon of cash flows includes cash flows for the stub period and for the two month period ended April 5, 2003 added together in order to provide comparison to the First Quarter of Fiscal 2002.

    For the First Quarter of Fiscal 2003 cash used in operating activities was $37.1 million compared to cash provided by operating activities of $32.1 million for First Quarter of Fiscal 2002. The decrease in cash flow from operations reflects higher usage of working capital, primarily accounts receivable and inventory due to the higher sales, particularly of swimwear and the related investment in inventory and accounts receivable that was required. In addition, the First Quarter of Fiscal 2002 benefited by the Company's sale of inventory related to retail store closures. The Company also paid administrative and other claims related to the bankruptcy proceedings in the First Quarter of Fiscal 2003 resulting in additional cash use. Cash interest expense for the First Quarter of Fiscal 2003 was $0.6 million lower than the First Quarter of Fiscal 2002. The decrease in cash interest is primarily a result of the Company's excess cash position in the first month of fiscal 2003 compared to borrowings of $155 million at year end 2001 under the Amended DIP.

    Net cash used in investing activities was $2.7 million for the First Quarter of Fiscal 2003 consisting primarily of capital expenditures partially offset by proceeds from asset sales. The Company sold the Penhaligon's and GJM businesses in the First Quarter of Fiscal 2002 which generated $20.5 million of proceeds from asset sales. Capital expenditures were $2.8 million in the First Quarter of Fiscal 2002 reflecting the Company's decision to limit capital investment during the bankruptcy.

    Cash used in financing activities for the First Quarter of Fiscal 2003 was $47.3 million reflecting the payment of $106.1 million of cash to the secured pre-petition lenders as part of the Company's bankruptcy settlement partially offset by borrowings of approximately $60 million under the Exit

Financing Facility. The Company also paid approximately $4.5 million of bank underwriting fees and legal fees associated with the closing of the Exit Financing Facility on February 4, 2003.

    There was $6.4 million outstanding under the Exit Financing Facility on May 16, 2003. The Company had stand-by and documentary letters of credit outstanding under the Exit Financing Facility on May 16, 2003 of approximately $48.6 million. Cash in operating accounts primarily represents lock-box receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

NEW ACCOUNTING STANDARDS

    In April 2003, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities ('SFAS 149'). FASB Statements No. 133 Accounting for Derivative Instruments and Hedging Activities ('SFAS 133') and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as 'derivatives') and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ('DIG') process. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial statements.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ('FIN 45'). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Quarterly Report may contain 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including general economic conditions affecting the apparel industry, changing fashion trends, pricing pressures which may cause the Company to lower its prices, increases in the prices of raw materials the Company uses, changing international trade regulation and elimination of quotas on imports of textiles and apparel, the Company's history of losses, the changes in the Company's senior management team, the Company's ability to protect its intellectual property rights, the Company's dependency on a limited number of customers, the Company's dependency on the reputation of its brand names, the Company's exposure to conditions in overseas markets, the competition in the Company's markets, the Company's recent emergence from bankruptcy, the comparability of the Company's prior periods and fresh start financial statements, the Company's history of insufficient disclosure controls and restated financial statements, the Company's future plans concerning guidance regarding its results of operations, the effect of the SEC's investigation, the effect of local laws and regulations, shortages of supply of sourced goods or interruptions in the Company's manufacturing, the impact of SARS, the Company's level of debt, the restrictions on the Company's operations imposed by the senior secured credit facility and the indenture governing the Second Lien Notes, the Company's ability to service its debt and the Company's ability to obtain additional financing.

All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words 'believe,' 'anticipate,' 'expect,' 'estimate,' 'project,' 'will be,' 'will continue,' 'will likely result,' or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of its stock.

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

INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. As of April 5, 2003, the Company had approximately $61 million of borrowings outstanding under the Exit Financing Facility, and therefore, a hypothetical 1% adverse change in interest rates as of April 5, 2003 (i.e an increase from the Company's actual interest rate of 3.8% at April 5, 2003 to 4.8%) would have resulted in an increase of approximately $0.2 million in interest expense for the First Quarter of Fiscal 2003 had the $61 million been outstanding for the entire three month period. A 1% change in interest rates would not have had any effect on interest related to the Second Lien Notes as the minimum interest rate on the Second Lien Notes is significantly higher than current variable interest rate plus the applicable margin. See Note 14 of Notes to Consolidated Condensed Financial Statements.

FOREIGN EXCHANGE RISK

    The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the Euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of April 5, 2003, the Company had no such financial instruments outstanding.

EQUITY PRICE RISK

    The Company was subject to market risk from changes in its stock price as a result of certain equity forward purchase agreements with several banks entered into prior to the Petition Date to purchase shares of Old Common Stock of the Company. Prior to the Petition Date, the banks purchased the maximum of
5.2 million shares under the equity agreements. All amounts owing under the equity agreements and related equity agreement Notes were discharged upon the Debtors' emergence from bankruptcy. The Company does not believe that it currently has any material exposure to a sudden increase or decline in its stock price.

ITEM 4. CONTROLS AND PROCEDURES

    In response to recent legislation and regulations, the Company has established a Disclosure Committee comprised of certain members of the Company's management and has reviewed its internal control structure and disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Within 90 days prior to the filing of this Quarterly Report (the 'Evaluation Date'), the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, after giving consideration and subject to the ongoing evaluation of the Company's internal control environment and corrective actions taken by the Company to date, as discussed below, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's reports filed or submitted under the Exchange Act.

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

    Beginning in fiscal 2001 and continuing through fiscal 2002, the Company took corrective actions including:

     replacing certain financial staff, hiring additional financial staff and instituting monthly and quarterly reviews to ensure timely and consistent application of accounting principles and procedures and transaction review and approval procedures.

    In connection with the audit of the Company's consolidated financial statements for Fiscal 2002, Deloitte advised management and the Audit Committee that no matters involving the Company's internal controls or its operations are considered material weaknesses or reportable conditions.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements Note 18 -- 'Legal Matters'.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The information required by this Item 2 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements Note 1 -- 'Chapter 11 Cases'.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

3.1   Amended and Restated Certificate of Incorporation of Warnaco
      Group (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by Warnaco Group on February 4, 2003).*

3.2 Bylaws of Warnaco Group (incorporated by reference to the Annual Report on Form 10-K filed by Warnaco Group on
      April 4, 2003).*

4.1 Rights Agreement, dated as of February 4, 2003, between Warnaco Group and the Rights Agent, including Form of Rights Certificate as Exhibit A,
      Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C.
      Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by Warnaco Group on February 4, 2003).*

4.2   Indenture, dated as of February 4, 2003, among Warnaco, the
      Guarantors and the Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to Warnaco Group's Form 8-K filed
      February 10, 2003).*

4.3 Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco, as grantor, the Guarantors and the Collateral
      Trustee (incorporated herein by reference to Exhibit 4.3 to Warnaco Group's Form 8-K filed February 10, 2003).*

4.4 Collateral Trustee Agreement, dated as of February 4, 2003, among Warnaco, the Company, the Guarantors, the Indenture
      Trustee and the Collateral Trustee (incorporated herein by reference to Exhibit 4.4 to Warnaco Group's Form 8-K filed
      February 10, 2003).*

4.5 Registration Rights Agreement, dated as of February 4, 2003, among Warnaco Group and certain creditors of Warnaco Group
      (as described in the Registration Rights Agreement)
      (incorporated herein by reference to Exhibit 4.5 to Warnaco
      Group's Form 8-K filed February 10, 2003).*

10.1 Warnaco Employee Retirement Plan (incorporated herein by reference to Exhibit 10.11 to Warnaco Group's Registration
      Statement on Form S-1, No. 33-4587).*

10.2  Senior Secured Revolving Credit Agreement, dated as of
      February 4, 2003, among Warnaco, the Company, the
      Administrative Agent, the Lenders, the Issuing Banks, the
      Syndication Agent and Salomon Smith Barney Inc. and J.P.
      Morgan Securities, Inc., as joint lead arrangers and joint lead book managers (incorporated herein by reference to Exhibit 99.2 to Warnaco Group's Form 8-K filed
      February 10, 2003).*

10.3 Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco, as a grantor, the Guarantors and Citicorp
      North America, Inc., as administrative agent (incorporated herein by reference to Exhibit 99.3 to Warnaco Group's
      Form 8-K filed February 10, 2003).*

10.4 Intercreditor Agreement, dated as of February 4, 2003, among the Administrative Agent, the Indenture Trustee, the
      Collateral Trustee, Warnaco and the Guarantors (incorporated herein by reference to Exhibit 99.4 to Warnaco Group's
      Form 8-K filed February 10, 2003).*

10.5  Letter Agreement, dated January 29, 2003, by and between
      Alvarez & Marsal, Inc. and Warnaco Group (incorporated by reference to the Annual Report on Form 10-K filed by Warnaco
      Group on April 4, 2003).*

10.6  Letter Agreement, dated March 18, 2003, by and between
      Alvarez & Marsal, Inc. and Warnaco Group (incorporated by reference to the Annual Report on Form 10-K filed by Warnaco
      Group on April 4, 2003).*

10.7 Employment Agreement, dated as of April 14, 2003, by and between Warnaco Group and Joseph R. Gromek.'D'

99.1  Certification of CEO and CFO pursuant to 18 U.S.C. Section
      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.'D'

--------------

* Previously filed

'D' Filed herewith

    (a) Reports on Form 8-K

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

    On March 20, 2003, the Company filed a Current Report on Form 8-K, dated March 20, 2003. The Form 8-K reported at Item 5 (i) the date, time and location of the Company's 2003 Annual Meeting of Stockholders (the 'Annual Meeting'),
(ii) the record date for determining stockholders entitled to notice of and to vote at the Annual Meeting, (iii) the deadline for stockholder proposals to be considered at the Annual Meeting and (iv) the date on which the Company expected to mail its Annual Report to Stockholders for the fiscal year ended January 4, 2003 along with the Notice and Proxy Statement of the Annual Meeting.

    On April 7, 2003, the Company filed a Current Report on Form 8-K dated April 7, 2003. The Report on Form 8-K reported at Item 12 that the Company issued a press release announcing its financial results for the fiscal year ended January 4, 2003.

    On April 14, 2003, the Company filed a Current Report on Form 8-K dated April 14, 2003. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for period commencing December 1, 2002 and ending January 4, 2003.

    On April 15, 2003, the Company filed a Current Report on Form 8-K dated April 15, 2003. The Report on Form 8-K reported at Item 9 that the Company issued a press release announcing that it had named Joe Gromek President and Chief Executive Officer, effective April 15, 2003.

    On April 28, 2003, the Company filed a Current Report on Form 8-K dated April 28, 2003. The Report on Form 8-K reported at Item 5 that the Company issued a press release announcing the election of David A. Bell and Charles R. Perrin to its board of directors.

    On May 7, 2003, the Company filed a Current Report on Form 8-K dated May 7, 2003. The Form 8-K reported at Item 5 the Company's adoption of fresh start accounting and included the Company's consolidated balance sheet as of February 4, 2003 and the Company's independent auditors' opinion with respect to the Company's consolidated balance sheet.

    On May 15, 2003, the Company filed a Current Report on Form 8-K dated May 15, 2003. The Report on Form 8-K reported at Item 12 that the Company issued a press release announcing its financial results for the first quarter ended April 5, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: May 20, 2003                                         /s/ JOSEPH R. GROMEK
                                               .............................................
                                                             JOSEPH R. GROMEK
                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 20, 2003                                         /s/ JAMES P. FOGARTY
                                               .............................................
                                                             JAMES P. FOGARTY
                                                         SENIOR VICE PRESIDENT AND
                                                          CHIEF FINANCIAL OFFICER

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    I, Joseph R. Gromek, certify that:

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

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                        By:               /s/ JOSEPH R. GROMEK
                                               ..............................................
                                                              JOSEPH R. GROMEK
                                                          CHIEF EXECUTIVE OFFICER

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

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

           c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                        By:               /s/ JAMES P. FOGARTY
                                               ..............................................
                                                              JAMES P. FOGARTY
                                                          CHIEF FINANCIAL OFFICER

                              STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as............................'TM'
The registered trademark symbol shall be expressed as.................'r'
The section symbol shall be expressed as..............................'SS'
The dagger symbol shall be expressed as...............................'D'