Form 10-Q/A
period 2003-04-05
WARNACO GROUP INC /DE/
filed 2003-05-29
CIK 801351

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

________________________________________________________________________________

EXPLANATORY NOTE

    This Amendment (the 'Amendment') on Form 10-Q/A constitutes Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2003, dated May 20, 2003 (as amended, the 'Quarterly Report'). In connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certain currently dated certifications have been included. The registrant has amended and restated the Form 10-Q in its entirety.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SUCCESSOR           PREDECESSOR
                                                              ------------------------   -----------
                                                               APRIL 5,    FEBRUARY 4,   JANUARY 4,
                                                                 2003         2003          2003
                                                                 ----         ----          ----
                           ASSETS
Current assets:
   Cash.....................................................  $   26,419   $   20,706    $   114,025
   Restricted cash..........................................          --        6,200          6,100
   Accounts receivable, less reserves of $80,462 as of
    April 5, 2003, $79,705 as of February 4, 2003 and
    $87,512 as of January 4, 2003...........................     302,728      213,048        199,817
   Inventories, net.........................................     315,632      348,033        345,268
   Prepaid expenses and other current assets................      30,435       30,890         31,438
   Assets held for sale.....................................       1,364        1,485          1,458
   Deferred income taxes....................................       7,399        7,399          2,972
                                                              ----------   ----------    -----------
      Total current assets..................................     683,977      627,761        701,078
                                                              ----------   ----------    -----------
Property, plant and equipment -- net........................     126,073      129,357        156,712
Other assets:
   Licenses, trademarks, intangible and other assets, at
    cost, less accumulated amortization of $4,473 as of
    April 5, 2003, $0 as of February 4, 2003 and $19,069 as
    of January 4, 2003......................................     360,414      364,700         86,827
   Deferred financing costs.................................       4,758        5,286            463
   Other assets.............................................       2,876        2,703          2,800
   Reorganization value.....................................      24,066       34,142             --
                                                              ----------   ----------    -----------
      Total other assets....................................     392,114      406,831         90,090
                                                              ----------   ----------    -----------
                                                              $1,202,164   $1,163,949    $   947,880
                                                              ----------   ----------    -----------
                                                              ----------   ----------    -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
                        (DEFICIENCY)
Liabilities not subject to compromise:
 Current liabilities:
   Current portion of long-term debt........................  $    3,757   $    5,050    $     5,765
   Revolving credit facility................................      60,990       39,200             --
   Accounts payable.........................................     100,718      122,376        103,630
   Accrued liabilities......................................     119,424      105,302        102,026
   Accrued income tax payable...............................      33,138       28,140         28,420
                                                              ----------   ----------    -----------
      Total current liabilities.............................     318,027      300,068        239,841
                                                              ----------   ----------    -----------
 Long-term debt.............................................     202,188      202,202          1,252
 Deferred income taxes......................................      83,681       86,975          4,964
 Other long-term liabilities................................      71,896       71,156         71,837
Liabilities subject to compromise...........................          --           --      2,486,082
Commitments and contingencies
Stockholders' equity (deficiency):
   Successor preferred stock: $0.01 par value, 20,000,000
    shares authorized Series A preferred stock, $0.01 par
    value, 112,500 shares authorized as of April 5, 2003 and
    February 4, 2003........................................          --           --             --
   Successor common stock: $.01 par value, 112,500,000
    shares authorized, 44,999,973 issued and outstanding as
    of April 5, 2003 and February 4, 2003...................         450          450             --
   Predecessor Class A common stock: $.01 par value,
    130,000,000 shares authorized, 65,232,594 issued as of
    January 4, 2003.........................................          --           --            654
   Additional paid-in capital...............................     508,437      503,098        908,939
   Accumulated other comprehensive loss.....................         (34)          --        (93,223)
   Retained earnings (deficit)..............................      22,639           --     (2,358,537)
   Predecessor Treasury stock, at cost 12,242,629 shares as
    of January 4, 2003......................................          --           --       (313,889)
   Unearned stock compensation..............................      (5,120)          --            (40)
                                                              ----------   ----------    -----------
      Total stockholders' equity (deficiency)...............     526,372      503,548     (1,856,096)
                                                              ----------   ----------    -----------
                                                              $1,202,164   $1,163,949    $   947,880
                                                              ----------   ----------    -----------
                                                              ----------   ----------    -----------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)
                                  (UNAUDITED)

                                                SUCCESSOR                      PREDECESSOR
                                          ----------------------   ------------------------------------
                                                                                            FOR THE
                                              FOR THE PERIOD         FOR THE PERIOD       THREE MONTHS
                                             FEBRUARY 5, 2003        JANUARY 5, 2003         ENDED
                                             TO APRIL 5, 2003      TO FEBRUARY 4, 2003   APRIL 6, 2002
                                             ----------------      -------------------   -------------
Net revenues............................         $326,324              $   115,960         $ 410,052
Cost of goods sold......................          204,918                   70,214           291,640
                                                 --------              -----------         ---------
Gross profit............................          121,406                   45,746           118,412
Selling, general and administrative
  expenses..............................           72,537                   35,313           102,118
Amortization of sales order backlog.....            4,200                       --                --
Reorganization items....................            1,383                   29,922            15,531
                                                 --------              -----------         ---------
Operating income (loss).................           43,286                  (19,489)              763
Reorganization items:
    Gain on cancellation of pre-petition
      indebtedness......................               --               (1,692,696)               --
    Fresh start adjustments.............               --                 (765,726)               --
Investment loss, net....................               35                      359                --
Interest expense........................            4,428                    1,887             6,964
                                                 --------              -----------         ---------
Income (loss) before provision for
  income taxes and cumulative effect of
  a change in accounting principle......           38,823                2,436,687            (6,201)
Provision for income taxes..............           16,184                   78,150            49,929
                                                 --------              -----------         ---------
Income (loss) before cumulative effect
  of a change in accounting principle...           22,639                2,358,537           (56,130)
Cumulative effect of change in
  accounting principle (net of income
  tax benefit of $53,513 -- three months
  ended April 6, 2002)..................               --                       --          (801,622)
                                                 --------              -----------         ---------
Net income (loss).......................         $ 22,639              $ 2,358,537         $(857,752)
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------
Basic and diluted income (loss) per
  common share:
    Income (loss) before accounting
      change............................         $   0.50              $     44.51         $   (1.06)
    Cumulative effect of accounting
      change............................               --                       --            (15.14)
                                                 --------              -----------         ---------
    Net income (loss)...................         $   0.50              $     44.51         $  (16.20)
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------
Weighted average number of shares
  outstanding used in computing income
  (loss) per common share:
    Basic...............................           45,000                   52,990            52,936
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------
    Diluted.............................           45,200                   52,990            52,936
                                                 --------              -----------         ---------
                                                 --------              -----------         ---------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                         SUCCESSOR                        PREDECESSOR
                                                  -----------------------   ---------------------------------------
                                                                                                        FOR THE
                                                      FOR THE PERIOD           FOR THE PERIOD        THREE MONTHS
                                                     FEBRUARY 5, 2003          JANUARY 5, 2003           ENDED
                                                     TO APRIL 5, 2003        TO FEBRUARY 4, 2003     APRIL 6, 2002
                                                     ----------------        -------------------     -------------
Net income (loss)...............................         $ 22,639                $ 2,358,537           $(857,752)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Gain on cancellation of pre-petition
      indebtedness..............................               --                 (1,692,696)                 --
    Fresh start adjustments.....................               --                   (765,726)                 --
    Provision for receivable allowances.........           30,413                     15,206              57,647
    Provision for inventory reserves............            6,970                      3,484              13,842
    Net loss on sale of GJM, Penhaligon's and
      Ubertech..................................               --                         --               2,139
    Cumulative effect of change in accounting,
      net of taxes..............................               --                         --             801,622
    Provision for deferred income tax...........               --                     77,584              46,058
    Depreciation and amortization...............           10,046                      4,511              13,831
    Amortization of unearned stock
      compensation..............................              219                          8                 120
    Amortization of deferred financing costs....              213                        463               2,350
    Non-cash reorganization items...............               --                     15,561               1,249
Change in operating assets and liabilities:
    Accounts receivable.........................         (120,093)                   (28,437)            (75,379)
    Inventories.................................           25,431                    (28,520)             30,407
    Prepaid expenses and other assets...........            5,998                       (142)             (6,762)
    Accounts payable, accrued expenses and other
      liabilities...............................           (7,876)                    14,948                 362
    Accrued income taxes........................           13,863                        293               2,361
                                                         --------                -----------           ---------
Net cash provided by (used in) operating
  activities....................................          (12,177)                   (24,926)             32,095
                                                         --------                -----------           ---------
Cash flows from investing activities:
    Disposals of fixed assets...................               60                         --                 346
    Purchase of property, plant & equipment.....           (2,769)                      (745)             (1,978)
    Proceeds from sale of business units, net of
      cash balances.............................               --                         --              20,459
    Increase in intangible and other assets.....               --                         --                 685
                                                         --------                -----------           ---------
Net cash provided by (used in) investing
  activities....................................           (2,709)                      (745)             19,512
                                                         --------                -----------           ---------
Cash flows from financing activities:
    Repayments of GECC debt.....................           (1,437)                      (715)                 --
    Repayments of capital lease obligations.....              (74)                        --                  --
    Repayments of pre-petition debt.............               --                   (106,112)             (5,932)
    Repayments under Amended DIP................               --                         --             (47,056)
    Borrowings under revolving credit
      facility..................................           21,790                     39,200                  --
    Other.......................................               --                         --              (1,243)
                                                         --------                -----------           ---------
Net cash provided by (used in) financing
  activities....................................           20,279                    (67,627)            (54,231)
                                                         --------                -----------           ---------
Translation adjustments.........................              320                        (21)              1,730
                                                         --------                -----------           ---------
Increase (decrease) in cash.....................            5,713                    (93,319)               (894)
Cash at beginning of period.....................           20,706                    114,025              39,558
                                                         --------                -----------           ---------
Cash at end of period...........................         $ 26,419                $    20,706           $  38,664
                                                         --------                -----------           ---------
                                                         --------                -----------           ---------

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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    Set forth below is a summary of certain material provisions of the Plan. Among other things, as described below, the Plan resulted in the cancellation of Warnaco Group's Class A Common Stock, par value $0.01 per share (the 'Old Common Stock'), issued prior to the Petition Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Plan. The Company, as reorganized under the Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the 'New Common Stock') in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which was distributed to pre-petition creditors as specified below. In addition, 5,000,000 shares of New Common Stock of the Company were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 management incentive plan, the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value on the date of grant. The Plan also provided for the issuance by Warnaco of the Second Lien Notes in the principal amount of $200,942 to pre-petition creditors and others (as specified below), which was secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by Warnaco Group and Warnaco's domestic subsidiaries. The Company received no proceeds from the issuance of the New Common Stock and the Second Lien Notes; however, approximately $2,499,385 of indebtedness was extinguished as a result of such issuances.

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

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors, most of which are not controlled by the Company or its management. As of April 5, 2003 the Company had approximately $367,292 of open trade invoices and other receivables and $15,898 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $80,462 of accounts receivable reserves at April 5, 2003. As of February 4, 2003, the Company had approximately $281,917 of open trade invoices and other receivables and $10,836 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $79,705 of accounts receivable reserves at February 4, 2003. As of January 4, 2003, the Company had approximately $276,889 of open trade accounts receivable and $10,440 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $87,512 of accounts receivable reserves at January 4, 2003. The net accounts receivable balance of $213,048 at February 4, 2003 was estimated to be the fair value of the Company's accounts receivable at February 4, 2003. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. At April 5, 2003, the Company had identified inventory with a carrying value of approximately $62,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of April 5, 2003, the Company had approximately $31,666 of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57,200 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company had approximately $32,785 of inventory reserves for excess, obsolete and other inventory adjustments. At January 4, 2003, the Company had identified inventory with a carrying value of approximately $61,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33,816 of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the reserves noted, was equal to its fair value at February 4, 2003. As of February 4, 2003, the Company expenses certain design, receiving, and other product related costs as incurred. These costs were previously capitalized.

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

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan are determined by the Pension Plan's third party actuary using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions defined by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of January 4, 2003, February 4, 2003 and April 5, 2003. The Pension Plan and the Plan contemplate that the Company will continue to fully fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As of February 4, 2003 and April 5, 2003, the Company had recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9,320 and will be approximately $45,576 in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated condensed balance sheet at April 5, 2003. Contributions to the Pension Plan to be paid in fiscal 2003 of $9,320 are classified with accrued liabilities at April 5, 2003.

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

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards ('SFAS') No. 123, Accounting for Stock-Based Compensation, ('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25') and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted has equaled the market price of the underlying shares on the date of grant (the 'intrinsic value method').

    The following table illustrates the effect that stock based compensation would have had on net income (loss) and earnings per share of the Predecessor had such compensation been included in its net income (loss) and earnings per share for the Stub Period and for the First Quarter of Fiscal 2002, respectively:

                                                                       PREDECESSOR
                                                              ------------------------------
                                                                  FOR THE         FOR THE
                                                                  PERIOD        THREE MONTHS
                                                              JANUARY 5, 2003      ENDED
                                                              TO FEBRUARY 4,      APRIL 6,
                                                                   2003             2002
                                                                   ----             ----
Net income (loss) as reported...............................    $2,358,537       $(857,752)
Less: Stock based employee compensation cost, net of income
  tax effects, that would have been included in the
  determination of net income (loss) if the fair value
  method had been applied to all awards.....................          (244)         (1,749)
                                                                ----------       ---------
Pro forma net income (loss).................................    $2,358,293       $(856,003)
                                                                ----------       ---------
                                                                ----------       ---------
Earnings per share:
    Basic -- as reported....................................    $    44.51       $  (16.20)
                                                                ----------       ---------
                                                                ----------       ---------
    Basic -- pro-forma......................................    $    44.50       $  (16.17)
                                                                ----------       ---------
                                                                ----------       ---------
    Diluted -- as reported..................................    $    44.51       $  (16.20)
                                                                ----------       ---------
                                                                ----------       ---------
    Diluted -- pro forma....................................    $    44.50       $  (16.17)
                                                                ----------       ---------
                                                                ----------       ---------
Weighted average number of shares outstanding:
    Basic...................................................        52,990          52,936
                                                                ----------       ---------
                                                                ----------       ---------
    Diluted.................................................        52,990          52,936
                                                                ----------       ---------
                                                                ----------       ---------

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

    Property, Plant and Equipment: Property, plant and equipment as of February 4, 2003 and April 5, 2003 are stated at estimated fair values, net of accumulated depreciation. The estimated useful lives of such assets are summarized below:

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

    Reorganization Value: Reorganization value in excess of the fair value of net assets represents the amount by which the Company's reorganization value exceeds the fair value of its tangible assets and identified intangible assets minus its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003. Pursuant to the provisions of SFAS 142 reorganization value is not amortized.

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

    A number of major international financial institutions are counterparties to the Company's outstanding letters of credit. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance of these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.

    Start-Up Costs: Pre-operating costs relating to the start-up of new manufacturing facilities, product lines and businesses are expensed as incurred.

    Other Liabilities: Other long-term liabilities include long-term accrued pension and post retirement benefit obligations.

    Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss), unrealized gain/(loss) on marketable securities (net of tax), unfunded pension liability (net of tax) and cumulative translation adjustments. Because such cumulative translation adjustments are considered a component of permanently invested earnings of foreign subsidiaries, no income taxes are provided on such amounts.

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

    Reclassifications: Certain items have been reclassified to conform to the current period presentation.

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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                         PREDECESSOR                                                              SUCCESSOR
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
   Reorganization value in excess of
    fair value of net assets..........           --       (515,659)(b)       700,567 (c)(d)    (150,766)(e)(f)(g)(h) 34,142
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

                                                        (footnotes on next page)

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

(footnotes from previous page)

(a) Utilized excess cash of $75,533 and borrowed $30,579 under the Exit Financing Facility to pay $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured creditors.

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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  SUCCESSOR                 PREDECESSOR
                                             -------------------   ------------------------------
                                                                                       FOR THE
                                               FOR THE PERIOD      FOR THE PERIOD    THREE MONTHS
                                              FEBRUARY 5, 2003     JANUARY 5, 2003      ENDED
                                                 TO APRIL 5,       TO FEBRUARY 4,      APRIL 6,
                                                    2003                2003             2002
                                                    ----                ----             ----
Legal and professional fees................        $1,314              $ 4,501         $ 7,181
Lease terminations.........................            --               10,098              --
Employee contracts and retention...........            19               14,540           5,163
Facility shutdown costs....................            --                   82              --
Loss from sale of Penhaligon's and GJM.....            --                   --           2,139
Loss from sales of fixed and other
  assets...................................            --                   70             126
Other......................................            50                  631             922
                                                   ------              -------         -------
                                                   $1,383              $29,922         $15,531
                                                   ------              -------         -------
                                                   ------              -------         -------
Cash portion of reorganization items.......        $1,383              $14,361         $14,282
Non-cash portion of reorganization items...            --               15,561           1,249

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

                                  INTIMATE
                                  APPAREL    SPORTSWEAR   SWIMWEAR     GROUP      CORPORATE/
                                   GROUP       GROUP       GROUP       TOTAL      OTHER ITEMS     TOTAL
                                   -----       -----       -----       -----      -----------     -----
    Successor
For the period February 5, 2003
  to April 5, 2003
    Net revenues................  $114,404    $ 98,055    $113,865   $  326,324    $     --     $  326,324
    Operating income............    16,556      13,977      29,960       60,493     (17,207)        43,286
    Depreciation and
      amortization..............     1,124         524       1,003        2,651       7,395         10,046
    Reorganization items........        --          --          --           --       1,383          1,383
----------------------------------------------------------------------------------------------------------

    Predecessor
For the period January 5, 2003
  to February 4, 2003
    Net revenues................  $ 36,656    $ 41,091    $ 38,213   $  115,960    $     --     $  115,960
    Operating income............     2,508       5,910       8,443       16,861     (36,350)       (19,489)
    Depreciation and
      amortization..............     1,137         877         634        2,648       1,863          4,511
    Reorganization items........        --          --          --           --      29,922         29,922

For the three months ended
  April 6, 2002
    Net revenues................  $158,337    $129,204    $122,511   $  410,052    $     --     $  410,052
    Operating income............     4,851      10,080      20,279       35,210     (34,447)           763
    Depreciation and
      amortization..............     4,721       2,380       2,049        9,150       4,681         13,831
    Reorganization items........        --          --          --           --      15,531         15,531

Total Assets

    Successor
    April 5, 2003...............  $398,232    $356,405    $307,188   $1,061,825    $140,339     $1,202,164
    February 4, 2003............   376,574     343,666     294,622    1,014,862     149,087      1,163,949
----------------------------------------------------------------------------------------------------------

    Predecessor
    January 4, 2003.............   305,059     147,815     204,126      657,000     290,880        947,880

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    A reconciliation of total group operating income (loss) to total consolidated income before taxes and cumulative effect of a change in accounting principle for the period February 5, 2003 to April 5, 2003, January 5, 2003 to February 4, 2003 and First Quarter of Fiscal 2002, is as follows:

                                               SUCCESSOR                 PREDECESSOR
                                            ----------------   -------------------------------
                                             FOR THE PERIOD    FOR THE PERIOD    FOR THE THREE
                                            FEBRUARY 5, 2003   JANUARY 5, 2003   MONTHS ENDED
                                              TO APRIL 5,      TO FEBRUARY 4,      APRIL 6,
                                                  2003              2003             2002
                                                  ----              ----             ----
Operating income (loss)...................       43,286             (19,489)            763
Gain on cancellation of pre-petition
  indebtedness............................           --           1,692,696              --
Fresh start adjustments...................           --             765,726              --
Investment loss, net......................           35                 359              --
Interest expense..........................        4,428               1,887           6,964
                                                -------          ----------         -------
Income (loss) before provision for income
  taxes and cumulative effect of a change
  in accounting principle.................      $38,823          $2,436,687         $(6,201)
                                                -------          ----------         -------
                                                -------          ----------         -------

NOTE 8 -- COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

                                               SUCCESSOR                 PREDECESSOR
                                            ----------------   -------------------------------
                                             FOR THE PERIOD    FOR THE PERIOD    FOR THE THREE
                                            FEBRUARY 5, 2003   JANUARY 5, 2003   MONTHS ENDED
                                              TO APRIL 5,      TO FEBRUARY 4,      APRIL 6,
                                                  2003              2003             2002
                                                  ----              ----             ----
Net income (loss).........................      $22,639          $2,358,537        $(857,752)
Foreign currency translation
  adjustments.............................         (115)                244            1,730
Change in unfunded minimum pension
  liability...............................           --                  --           (2,000)
Unrealized gain (loss) on marketable
  securities..............................           81                 308              (45)
                                                -------          ----------        ---------
Total other comprehensive income (loss)...      $22,605          $2,359,089        $(858,067)
                                                -------          ----------        ---------
                                                -------          ----------        ---------

    The components of accumulated other comprehensive loss are as follows:

                                                               SUCCESSOR          PREDECESSOR
                                                        -----------------------   -----------
                                                        APRIL 5,    FEBRUARY 4,   JANUARY 4,
                                                          2003         2003          2003
                                                          ----         ----          ----
Foreign currency translation adjustments..............    $(115)       $  --       $(20,408)
Change in unfunded minimum pension liability..........       --           --        (72,659)
Unrealized gain (loss) on marketable securities.......       81           --           (156)
                                                          -----        -----       --------
Total accumulated other comprehensive loss............    $ (34)       $  --       $(93,223)
                                                          -----        -----       --------
                                                          -----        -----       --------

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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    As of February 4, 2003, the Company had recorded a valuation allowance against deferred tax assets to reduce the amount of deferred tax assets created as a result of the fresh start accounting to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The future recognition of such amounts will first reduce reorganization value in excess of the fair value of net assets. Should the recognition of net deferred tax assets result in the elimination of reorganization value in excess of the fair value of net assets, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

    The Company has also established a valuation allowance against certain foreign net operating loss carryforwards to reduce them to the amount that will more likely than not be realized.

SUCCESSOR COMPANY

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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 10 -- INVENTORIES

                                                           SUCCESSOR               PREDECESSOR
                                                --------------------------------   -----------
                                                  APRIL 5,        FEBRUARY 4,      JANUARY 4,
                                                    2003              2003            2003
                                                    ----              ----            ----
Finished goods................................    $256,896          $266,061        $281,610
Work in process...............................      50,065            68,914          51,792
Raw materials.................................      40,337            45,843          45,682
                                                  --------          --------        --------
                                                   347,298           380,818         379,084
Less: reserves(a).............................      31,666            32,785          33,816
                                                  --------          --------        --------
                                                  $315,632          $348,033        $345,268
                                                  --------          --------        --------
                                                  --------          --------        --------

---------

(a) Inventory reserves are based upon the estimated recoveries the Company expects to receive from the disposition of excess and obsolete inventory. As of April 5, 2003, February 4, 2003 and January 4, 2003 the Company had identified inventory with a carrying value of $62,500, $57,200 and $61,500, respectively, as potentially excess and/or obsolete.

NOTE 11 -- INTANGIBLE ASSETS

                                                            SUCCESSOR          PREDECESSOR
                                                      ----------------------   -----------
                                                      APRIL 5,   FEBRUARY 4,   JANUARY 4,
                                                        2003        2003          2003
                                                        ----        ----          ----
Indefinite lived intangible assets:
    Trademarks......................................  $202,500    $202,500       $61,978
    Licenses in perpetuity..........................   139,900     139,900        19,327
Finite lived assets:
    Licenses for a term.............................     9,614       9,700         5,522
    Sales order backlog.............................     8,400      12,600            --
                                                      --------    --------       -------
Intangible assets -- net............................  $360,414    $364,700       $86,827
                                                      --------    --------       -------
                                                      --------    --------       -------

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

    In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets ('SFAS 142'). SFAS 142 eliminated the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS 142 addresses financial accounting and reporting for intangible assets and acquired goodwill. SFAS 142 requires that indefinite lived intangible assets be tested for impairment at least annually. Intangible assets with finite useful lives are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

NOTE 12 -- PROPERTY, PLANT AND EQUIPMENT

                                                            SUCCESSOR          PREDECESSOR
                                                      ----------------------   -----------
                                                      APRIL 5,   FEBRUARY 4,   JANUARY 4,
                                                        2003        2003          2003
                                                        ----        ----          ----
Land and land improvements..........................  $  1,343    $  1,305      $   1,223
Building and building improvements..................    23,133      23,071         51,513
Furniture and fixtures..............................    16,918      15,813        101,861
Machinery and equipment.............................    32,228      32,072         73,104
Computer hardware and software......................    57,643      56,778        169,194
Construction in progress............................       384         318            435
                                                      --------    --------      ---------
                                                      $131,649    $129,357      $ 397,330
Less: Accumulated depreciation and amortization.....    (5,576)     --           (240,618)
                                                      --------    --------      ---------
Property, plant and equipment, net..................  $126,073    $129,357      $ 156,712
                                                      --------    --------      ---------
                                                      --------    --------      ---------

NOTE 13 -- LIABILITIES SUBJECT TO COMPROMISE

    The following liabilities subject to compromise were discharged upon the Company's emergence from bankruptcy:

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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 14 -- DEBT

                                                           SUCCESSOR             PREDECESSOR
                                                  ----------------------------   ------------
                                                     APRIL 5,      FEBRUARY 4,    JANUARY 4,
                                                       2003           2003           2003
                                                       ----           ----           ----
Exit Financing Facility.........................     $ 60,990       $ 39,200     $        --
GECC debt.......................................        3,652          4,890           5,603
Second Lien Notes...............................      200,942        200,942              --
Capital lease obligations.......................        1,351          1,420           2,679
$600 million term loan..........................           --             --         584,824
Revolving credit facilities.....................           --             --       1,013,995
Term loan agreements............................           --             --          27,034
Foreign credit facilities.......................           --             --         146,958
Equity Agreement Notes..........................           --             --          56,506
                                                     --------       --------     -----------
                                                      266,935        246,452       1,837,599
Current portion.................................      (64,747)       (44,250)         (5,765)
Reclassified to liabilities subject to
  compromise....................................           --             --      (1,830,582)
                                                     --------       --------     -----------
    Total long-term debt........................     $202,188       $202,202     $     1,252
                                                     --------       --------     -----------
                                                     --------       --------     -----------

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

OTHER DEBT

    Certain of the Company's foreign subsidiaries are parties to capital lease obligations related to certain facilities and equipment. The total amount of capital lease obligations outstanding at April 5, 2003, February 4, 2003 and January 4, 2003 related to these leases were approximately $1,351, $1,420 and $2,679, of which $105, $160 and $162 are included with the current portion of long-term debt, respectively.

NOTE 15 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                   SUCCESSOR                PREDECESSOR
                                                ----------------   ------------------------------
                                                                                       FOR THE
                                                 FOR THE PERIOD    FOR THE PERIOD    THREE MONTHS
                                                FEBRUARY 5, 2003   JANUARY 5, 2003      ENDED
                                                  TO APRIL 5,      TO FEBRUARY 4,      APRIL 6,
                                                      2003              2003             2002
                                                      ----              ----             ----
Cash paid during the year for:
    Interest..................................         971             14,844           3,202
    Income taxes, net of refunds received.....       1,346                273           1,706

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

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    On March 12, 2003, the Company issued 498,500 shares of restricted stock to certain of its employees. The fair market value at the date of grant was $10.45 per share. The restricted shares vest with respect to 25% of the shares on September 12, 2003 and with respect to an additional 25% of such shares each September 12 thereafter through 2006. In addition, the Company also granted options for the purchase of 1,998,000 shares of New Common Stock at an exercise price of $10.45 per share, which was equal to the closing market price on the date of grant. The options vest with respect to 25% of the shares on September 12, 2003 and with respect to an additional 25% of such shares each September 12 thereafter through 2006. The options have a ten-year term. Compensation expense related to the restricted share and option grants was $219 for the two months ended April 5, 2003. The total fair value of the options and restricted share grants was $12,502.

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

    Between April 20, 2001 and May 31, 2001, five putative class action complaints against the Company and certain of its officers and directors were filed in the District Court (the 'Shareholder II Class Action'). The complaints, on behalf of a putative class of 64 shareholders who purchased the Old Common Stock between September 29, 2000 and April 18, 2001 (the 'Second Class Period'), allege, among other things, that defendants violated the Exchange Act by artificially inflating the price of the Old Common Stock and failing to disclose negative information during the Second Class Period.

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

CHAPTER 11 CASES

    For a discussion of bankruptcy proceedings under the Bankruptcy Code, see the discussion of 'Chapter 11 Cases' in Note 1.

OTHER

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the value of the Company's New Common Stock. See Item 5 of Part II in this Quarterly Report on Form 10-Q/A (the 'Quarterly Report'). Please refer to Item 1. Business included in the Company's Annual Report on Form 10-K for the year ended January 4, 2003 (the 'Annual Report') for a discussion of the Company's business operations. Except for the historical information contained in this Quarterly Report, this Quarterly Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See 'Statement Regarding Forward-Looking Disclosure.'

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

    During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate certain manufacturing facilities, restructure other manufacturing operations and consolidate certain sales and back office operations in Europe. The Company expects to incur severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. Portions of the consolidation plan involve the consolidation of certain operations in France. Consolidating operations in France requires the Company to comply with certain procedures and processes that are defined in French law and French labor regulations. The Company has recorded a restructuring charge of $8.7 million in the fourth quarter of Fiscal 2002 reflecting the statutory and regulatory defined severance and other obligations that the Company will incur related to the consolidation. Included in the restructuring charge are $0.1 million of legal and other professional fees incurred in Fiscal 2002 related to the consolidation. During the First Quarter of Fiscal 2003, the Company established a minimum level of benefits to be paid to terminated employees and recorded $6.5 million of additional costs in connection with the European consolidation. The determination of the amount of liabilities that the Company will ultimately incur in connection with the consolidation and its other restructuring initiatives involves the use of estimates and judgments by the Company and its professional and legal advisors. The amount and timing of the final settlement of such liabilities could differ from those estimates.

    Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed to the customers, net of reserves for returns and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, other promotional activity, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors, most of which are not controlled by the Company or its management. As of April 5, 2003, the Company had approximately $367.3 million of open trade invoices and other receivables and $15.9 million of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $80.5 million of accounts receivable reserves at April 5, 2003. As of February 4, 2003 and January 4, 2003, the Company had approximately
$281.9 million and $276.9 million of open trade invoices and other receivables, respectively, and $10.8 million and $10.4 million of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $79.7 million and $87.5 million of accounts receivable reserves at February 4, 2003 and

January 4, 2003, respectively. The determination of the amount of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. At April 5, 2003, the Company had identified inventory with a carrying value of approximately $62.5 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of April 5, 2003, the Company had approximately $31.7 million of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003 and January 4, 2003, the Company had identified inventory with carrying values of approximately $57.2 million and $61.5 million, respectively, as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003 and January 4, 2003, the Company had approximately $32.8 million and $33.8 million, respectively, of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the reserves noted, is equal to its fair value at February 4, 2003. As of February 4, 2003, the Company adopted the fresh start accounting provisions of SOP 90-7 and changed its inventory accounting policies. As a result, the Company expenses certain design, receiving, and other product related costs as incurred. These costs were previously capitalized.

    Long-lived Assets: Property, plant and equipment at February 4, 2003 are recorded in the consolidated condensed balance sheet at their fair values based upon the appraised values of such assets. See Notes 3, 4 and 5 of Notes to Consolidated Condensed Financial Statements. Intangible assets consist primarily of licenses and trademarks. The Company engaged a third party appraisal firm to assist it in its determination of the fair value of its long-lived assets. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the asset. See Note 11 of Notes to Consolidated Condensed Financial Statements.

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

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan are determined by the Pension Plan's third party actuary using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions defined by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of April 5, 2003,

February 4, 2003 and January 4, 2003. The Pension Plan and the Company's plan of reorganization contemplate that the Company will continue to fully fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective
January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants of the Pension Plan. The Company has recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets at April 5, 2003 and February 4, 2003. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9.3 million. The Company estimates that its cash contributions to the Pension Plan will be $45.6 million in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated condensed balance sheets. Contributions to the Pension Plan to be paid in fiscal 2003 of $9.3 million are classified with accrued liabilities.

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

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25') and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted has equaled the market price of the underlying shares on the date of grant.

    Reorganization Value: In connection with its emergence from bankruptcy on February 4, 2003, the Company engaged a third party appraisal firm to assist it in its determination of its reorganization value. Reorganization value in excess of the fair value of net assets represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets, identified intangible assets minus its liabilities as of February 4, 2003. The Company allocated reorganization value to its various assets in accordance with the provisions of SFAS No. 141, Business Combinations ('SFAS 141'). Reorganization value is not amortized.

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

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

    The following tables summarize the historical results of operations of the Company for the three month period ended April 6, 2002 ('the First Quarter of Fiscal 2002'), the one month period ended February 4, 2003 (the 'Stub Period') and for the two month period ended April 5, 2003. The Stub Period combined with the two month period ended April 5, 2003 constitute a combined presentation of the 'First Quarter of Fiscal 2003'.

    Results of operations for the First Quarter of Fiscal 2003 are set forth under the heading 'Combined' in the following table. References in the discussion below refer to such combined results.

                                             SUCCESSOR            PREDECESSOR               COMBINED
                                        -------------------   -------------------   ------------------------
                                          FOR THE PERIOD        FOR THE PERIOD
                                        FEBRUARY 5, 2003 TO   JANUARY 5, 2003 TO        FIRST QUARTER OF
                                           APRIL 5, 2003       FEBRUARY 4, 2003           FISCAL 2003
                                           -------------       ----------------           -----------
Net revenues..........................       $326,324             $   115,960             $   442,284
Cost of goods sold....................        204,918                  70,214                 275,132
                                             --------             -----------             -----------
Gross profit..........................        121,406                  45,746                 167,152
Selling, general, and administrative
  expenses............................         72,537                  35,313                 107,850
Amortization of sales order backlog...          4,200                      --                   4,200
Reorganization items..................          1,383                  29,922                  31,305
                                             --------             -----------             -----------
Operating income (loss)...............         43,286                 (19,489)                 23,797
Reorganization items:
    Gain on cancellation of
      pre-petition indebtedness.......             --              (1,692,696)             (1,692,696)
    Fresh start adjustments...........             --                (765,726)               (765,726)
Investment loss, net..................             35                     359                     394
Interest expense......................          4,428                   1,887                   6,315
                                             --------             -----------             -----------
Income (loss) before provision for
  income taxes and cumulative effect
  of change in accounting principle...         38,823               2,436,687               2,475,510
Provision for income taxes............         16,184                  78,150                  94,334
                                             --------             -----------             -----------
Net income............................       $ 22,639             $ 2,358,537             $ 2,381,176
                                             --------             -----------             -----------
                                             --------             -----------             -----------

    The First Quarter of Fiscal 2002 included 13 weeks of operations, the Stub Period included four weeks of operations and the period February 5, 2003 to April 5, 2003 included nine weeks of operations. (the Stub Period combined with the period February 5, 2003 to April 5, 2003 are the 'First Quarter of Fiscal 2003'). References in this Item 2 to the 'Predecessor' refer to the Company prior to February 4, 2003. References to the 'Successor' refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting.

    The following statement of operations data compares the combined Stub Period and the period February 5, 2003 to April 5, 2003 to the First Quarter of Fiscal 2002.

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCLUDING PER SHARE DATA)

                                                      COMBINED
                                                    -------------
                                                    FIRST QUARTER     % OF     FIRST QUARTER     % OF
                                                      OF FISCAL       NET        OF FISCAL       NET
                                                        2003        REVENUES       2002        REVENUES
                                                        ----        --------       ----        --------
Net revenues......................................   $   442,284     100.0%      $ 410,052      100.0%
Cost of goods sold................................       275,132      62.2%        291,640       71.1%
                                                     -----------     -----       ---------
Gross profit......................................       167,152      37.8%        118,412       28.9%
Selling, general, and administrative expenses.....       107,850      24.4%        102,118       24.9%
Amortization of sales order backlog...............         4,200       0.9%             --        0.0%
Reorganization items..............................        31,305       7.1%         15,531        3.8%
                                                     -----------     -----       ---------
Operating income..................................        23,797       5.4%            763        0.2%
Reorganization items:
    Gain on cancellation of pre-petition
      indebtedness................................    (1,692,696)      n/m              --        n/m
    Fresh start adjustments.......................      (765,726)      n/m              --        n/m
Investment loss, net..............................           394       0.1%             --        0.0%
Interest expense..................................         6,315       1.4%          6,964        1.7%
                                                     -----------                 ---------
Income (loss) before provision for income taxes
  and cumulative effect of change in accounting
  principle.......................................     2,475,510                    (6,201)       n/m
Provision for income taxes........................        94,334       n/m          49,929        n/m
                                                     -----------                 ---------
Income (loss) before cumulative effect of a change
  in accounting principle.........................     2,381,176       n/m         (56,130)       n/m
Cumulative effect of change in accounting
  principle (net of income tax benefits of
  $53,513 -- 3 months ended April 6, 2002)........            --                  (801,622)       n/m
                                                     -----------                 ---------
Net income (loss).................................   $ 2,381,176       n/m       $(857,752)       n/m
                                                     -----------                 ---------
                                                     -----------                 ---------

    The Company notes that its results for the First Quarter of Fiscal 2003 reflect many factors including increased sales of swimwear products, as compared to the prior year period. Also, earlier shipment of certain swimwear, Calvin Klein underwear and Calvin Klein jeans programs had a positive effect on the First Quarter of Fiscal 2003. The Company expects that these earlier shipments combined with lower-than-expected second quarter 2003 shipments of intimate apparel will cause second quarter results to be significantly below the prior year's results. However, the Company expects first six months' results to be ahead of the prior year's results.

NET REVENUES

    Net revenues are as follows:

                                                         FIRST QUARTER OF FISCAL
                                                         (DOLLARS IN THOUSANDS)
                                              ---------------------------------------------
                                                                     INCREASE    PERCENTAGE
                                                2003       2002     (DECREASE)     CHANGE
                                                ----       ----     ----------     ------
Intimate Apparel Group(a)...................  $151,060   $158,337    $(7,277)         -4.6%
Sportswear Group............................   139,146    129,204      9,942           7.7
Swimwear Group..............................   152,078    122,511     29,567          24.1
                                              --------   --------    -------
Net Revenue.................................  $442,284   $410,052    $32,232           7.9%
                                              --------   --------    -------
                                              --------   --------    -------

---------

(a) Intimate Apparel net revenues for the First Quarter of Fiscal 2002 include $19.1 million of revenues from discontinued and sold units. Not including these revenues, Intimate Apparel net revenues increased 8.5% and consolidated net revenues increased 13.1%.

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

Intimate Apparel Group

    Intimate Apparel Group net revenues are as follows:

                                                         FIRST QUARTER OF FISCAL
                                                         (DOLLARS IN THOUSANDS)
                                              ---------------------------------------------
                                                                     INCREASE    PERCENTAGE
                                                2003       2002     (DECREASE)     CHANGE
                                                ----       ----     ----------     ------
INTIMATE APPAREL GROUP
Warner's/Olga/Body Nancy Ganz...............    48,341     58,518     (10,177)     -17.4%
Calvin Klein Underwear......................    68,206     52,775      15,431       29.2
Lejaby......................................    31,885     24,525       7,360       30.0
Retail......................................     2,616      3,398        (782)     -23.0
                                              --------   --------    --------
Total continuing business units.............   151,048    139,216      11,832        8.5
Discontinued/sold business units............        12     19,121     (19,109)     -99.9
                                              --------   --------    --------
Intimate Apparel Group......................  $151,060   $158,337    $ (7,277)      -4.6
                                              --------   --------    --------
                                              --------   --------    --------

    Intimate Apparel net revenues decreased $7.3 million, or 4.6%, to $151.1 million for the First Quarter of Fiscal 2003, from $158.3 million for the First Quarter of Fiscal 2002. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom, Weight Watchers and domestic outlet retail stores), Intimate Apparel net revenues increased $11.8 million, or 8.5%, to $151.0 million for the First Quarter of Fiscal 2003 compared to $139.2 million for the First Quarter of Fiscal 2002. Warner's/Olga/Body Nancy Ganz net revenues decreased $10.2 million, reflecting a less favorable reception of certain new products at retail coupled with an over stock position at several key retailers. The Company expects that the negative trend in Warner's'r'/Olga'r'/Body Nancy Ganz'r' net revenues will continue at least through the Second Quarter of Fiscal 2003 as retailers sell through inventory on hand. The increase in Calvin Klein underwear net revenues reflects increases in all major accounts, including the international divisions, due to improved sell-through at retail, particularly in the women's business. Lejaby'r' net revenues increased $7.4 million, or 30.0%, primarily through favorable reception of products at retail and a favorable Rasurel'r' swimwear shipping season. Revenues from sold or discontinued business units decreased $19.1 million, to $.01 million for the First Quarter of Fiscal 2003. The decrease is primarily attributable to the decision to close all domestic outlet retail stores in fiscal 2002. The remaining Intimate Apparel retail business is comprised of five full price Calvin Klein underwear stores in Europe, 13 outlet retail stores in Europe, two Warnaco outlet retail stores in Canada and 11 full price Calvin Klein underwear stores in Asia.

Sportswear Group

    Sportswear Group net revenues are as follows:

                                                     FIRST QUARTER OF FISCAL
                                                     (DOLLARS IN THOUSANDS)
                                          ---------------------------------------------
                                                                 INCREASE    PERCENTAGE
                                            2003       2002     (DECREASE)     CHANGE
                                            ----       ----     ----------     ------
SPORTSWEAR GROUP
Chaps Ralph Lauren......................  $ 33,482   $ 32,555     $  927            2.9%
Calvin Klein Jeans......................    86,776     79,215      7,561            9.6
Calvin Klein Accessories................     3,610      3,401        209            6.2
A.B.S. by Allen Schwartz................    10,972      9,201      1,771           19.3
Mass sportswear licensing...............     4,306      4,832       (526)         -10.9
                                          --------   --------     ------
Sportswear Group........................  $139,146   $129,204     $9,942            7.7
                                          --------   --------     ------
                                          --------   --------     ------

    Sportswear net revenues increased by $9.9 million, or 7.7%, to $139.1 million for the First Quarter of Fiscal 2003, from $129.2 million for the First Quarter of Fiscal 2002 . The small growth rate in Chaps'r' net revenues reflects overall softness in the men's sportswear business. The increase in Calvin Klein jeans net revenues reflects certain programs that were shipped in the First Quarter of Fiscal 2003. Those programs were shipped in the second and third quarters of fiscal 2002. Net revenues for the second quarter and third quarters of fiscal 2003 will be negatively affected by these earlier Calvin Klein jeans orders. A.B.S. by Allen Schwartz'r' net revenues have benefited from a favorable reception of its new styles at retail, primarily in denim sportswear and day dresses. Mass sportswear licensing has been affected by slower sell-through at Wal-Mart.

Swimwear Group

    Swimwear Group net revenues are as follows:

                                                         FIRST QUARTER OF FISCAL
                                                         (DOLLARS IN THOUSANDS)
                                              ---------------------------------------------
                                                                     INCREASE    PERCENTAGE
                                                2003       2002     (DECREASE)     CHANGE
                                                ----       ----     ----------     ------
SWIMWEAR GROUP
Speedo......................................  $101,294   $ 70,235    $31,059          44.2%
Designer....................................    45,598     42,337      3,261           7.7
Retail......................................     5,186      9,939     (4,753)        -47.8
                                              --------   --------    -------
Swimwear Group..............................  $152,078   $122,511    $29,567          24.1
                                              --------   --------    -------
                                              --------   --------    -------

    Swimwear net revenues increased $29.6 million, or 24.1%, to $152.1 million for the First Quarter of Fiscal 2003, from $122.5 million for the First Quarter of Fiscal 2002. Better inventory management, new product lines and an expanded customer base contributed to the overall increase in the Swimwear Group's net revenues. Better inventory management and production controls resulted in more timely shipment of goods to customers than were shipped in the First Quarter of Fiscal 2002. Consequently a portion of the overall increase relates to recurring orders that were shipped in the First Quarter of Fiscal 2003, while the corresponding orders were shipped in the second quarter of Fiscal 2002. Revenues in the second quarter of Fiscal 2003 may thus be negatively impacted by these timing differences. Speedo'r' net revenue increased $31.1 million, or 44.2%, to $101.3 million for the First Quarter of Fiscal 2003 compared to $70.2 million for the First Quarter of Fiscal 2002. The increase in Speedo net revenues primarily reflects increased sales of Speedo fitness swim products and accessories. Designer swimwear net revenues increased $3.3 million or 7.7% to $45.6 million in the First Quarter of Fiscal 2003 compared to $42.3 million in the First Quarter of Fiscal 2002 due to favorable reception at retail, in particular, the Anne Cole'r' line. Speedo Authentic Fitness'r' retail net revenues decreased $4.8 million, or 47.8%, to $5.2 million for the First Quarter of Fiscal 2003 compared to $9.9 million for the First Quarter of Fiscal 2002. The decrease in Speedo Authentic Fitness retail was primarily due to the closing of 50 stores from the beginning of fiscal 2002 through the end of the First Quarter of Fiscal 2003.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the First Quarter of Fiscal 2003 increased $5.7 million, or 5.6%, to $107.9 million (24.4% of net revenues) compared to $102.1 million (24.9% of net revenues) for the First Quarter of Fiscal 2002. Marketing expenses in the First Quarter of Fiscal 2003 decreased $2.0 million, or 6.8%, to $27.2 million compared to $29.2 million in the First Quarter of Fiscal 2002. Marketing expenses as a percentage of net revenues decreased to 6.1% of net revenues in the First Quarter of Fiscal 2003 from 7.1% in the First Quarter of Fiscal 2002. Depreciation and amortization expense decreased approximately $3.5 million in the First Quarter of Fiscal 2003 compared to the First Quarter of Fiscal 2002 reflecting the adjustments in the carrying value of the Company's fixed assets to fair value in connection with the adoption of fresh start reporting on February 4, 2003. Selling expenses decreased as a percentage of net revenues from 12.8% in the First Quarter of Fiscal 2002 to 9.8% in the First Quarter of Fiscal 2003. The decrease in selling expenses as a percentage of net revenues reflects the decrease in the number of full price and outlet retail stores the Company operates. The First Quarter of Fiscal 2002 includes $4.1 million of lease expense for certain operating leases that were settled in connection with the Company's bankruptcy. There is no comparable expense in the First Quarter of Fiscal 2003.

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

OPERATING INCOME

    The following table presents operating income by Group, including depreciation and amortization expense in each Group.

                                                                 FIRST QUARTER OF FISCAL
                                                                 (DOLLARS IN THOUSANDS)
                                                      ---------------------------------------------
                                                                             INCREASE    PERCENTAGE
                                                        2003       2002     (DECREASE)     CHANGE
                                                        ----       ----     ----------     ------
Intimate Apparel Group..............................  $ 19,064   $  4,851    $ 14,213        293.0%
Sportswear Group....................................    19,887     10,080       9,807         97.3
Swimwear Group......................................    38,403     20,279      18,124         89.4
                                                      --------   --------    --------
Group operating income..............................    77,354     35,210      42,144        119.7
Unallocated general corporate expenses..............   (17,704)   (18,690)        986          5.3
Amortization of intangibles.........................    (4,548)      (226)     (4,322)     -1912.4
Reorganization items................................   (31,305)   (15,531)    (15,774)      -101.6
                                                      --------   --------    --------
Operating income....................................  $ 23,797   $    763    $ 23,034       3018.9
                                                      --------   --------    --------
                                                      --------   --------    --------

    Operating income increased $23.0 million for the First Quarter of Fiscal 2003 compared to operating income of $0.8 million for the First Quarter of Fiscal 2002 primarily reflecting increased operating income by the Company's business groups, of $42.1 million and lower corporate expenses of $1.0 million. The higher Group operating income and corporate expenses savings were offset by higher amortization of intangibles (primarily from the amortization of sales order backlog of $4.2 million), and higher reorganization items of
$15.8 million primarily reflecting the final settlement of certain bankruptcy claims and rejected leases in connection with the Company's emergence from bankruptcy. Reorganization items for the First Quarter of Fiscal 2003 also includes accruals of $6.5 million for the consolidation of certain manufacturing operations in Europe based on the status of various negotiations with labor unions and employee groups. Depreciation expense for the First Quarter of Fiscal 2003 decreased $3.6 million compared to the First Quarter of Fiscal 2002 due to the adjustments of the Company's fixed assets to fair value in connection with the adoption of fresh start accounting provision of SOP 90-7.

Intimate Apparel Group

    Intimate Apparel Group operating income is as follows:

                                                           FIRST QUARTER OF FISCAL
                                                           (DOLLARS IN THOUSANDS)
                                                ---------------------------------------------
                                                                       INCREASE    PERCENTAGE
                                                  2003       2002     (DECREASE)     CHANGE
                                                  ----       ----     ----------     ------
INTIMATE APPAREL
Continuing:
    Warner's/Olga/Body Nancy Ganz.............  $ 3,397    $   150     $ 3,247       2164.7%
    Calvin Klein Underwear....................   10,261      4,135       6,126        148.2
    Lejaby....................................    6,104      4,494       1,610         35.8
    Retail....................................     (356)      (249)       (107)        -n/m
                                                -------    -------     -------
Total continuing business units...............   19,406      8,530      10,876        127.5
Sold/discontinued business units..............     (342)    (3,679)      3,337          n/m
                                                -------    -------     -------
Intimate Apparel Group........................  $19,064    $ 4,851     $14,213        293.0
                                                -------    -------     -------
                                                -------    -------     -------

    The Intimate Apparel Group's operating income increased $14.2 million to $19.1 million for the First Quarter of Fiscal 2003 compared to operating income of $4.9 million for the First Quarter of Fiscal 2002. Excluding operating losses from sold and discontinued business units (GJM, Fruit of the Loom, Weight Watchers and domestic outlet retail stores), Intimate Apparel operating income increased $10.9 million, or 127.5%, to $19.4 million for the First Quarter of Fiscal 2003 compared to $8.5 million for the First Quarter of Fiscal 2002. The increase is attributable to increased revenues, primarily in Calvin Klein underwear and Lejaby. Warner's/Olga/Body Nancy Ganz reflect improved rates of returns and allowances due to better product quality which contributed to a higher operating income despite a decrease in net revenues.

Sportswear Group

    Sportswear Group operating income is as follows:

                                                           FIRST QUARTER OF FISCAL
                                                           (DOLLARS IN THOUSANDS)
                                                ---------------------------------------------
                                                                       INCREASE    PERCENTAGE
                                                  2003       2002     (DECREASE)     CHANGE
                                                  ----       ----     ----------     ------
SPORTSWEAR GROUP
Chaps Ralph Lauren............................  $ 4,475    $ 3,752      $  723           19.3%
Calvin Klein Jeans............................   10,585      1,658       8,927          538.4
Calvin Klein Accessories......................      552        111         441          397.3
A.B.S. by Allen Schwartz......................      899        472         427           90.5
Mass sportswear licensing.....................    3,376      4,087        (711)         -17.4
                                                -------    -------      ------
Sportswear Group..............................  $19,887    $10,080      $9,807           97.3
                                                -------    -------      ------
                                                -------    -------      ------

    The Sportswear Group's operating income increased $9.8 million or 97.3% to $19.9 million for the First Quarter of Fiscal 2003 compared to operating income of $10.1 million for the First Quarter of Fiscal 2002. The increase in Calvin Klein jeans operating income primarily reflects increased gross margins as a result of lower product costs of certain jeans which were manufactured domestically for the first half of fiscal 2002 and which, for the second half of Fiscal 2002 and First Quarter of Fiscal 2003, were sourced at lower costs from a third party. The increase in Chaps Ralph Lauren operating income is a result of increased net revenues, as noted above, and more effective product sourcing.

Swimwear Group

    Swimwear Group operating income is as follows:

                                                           FIRST QUARTER OF FISCAL
                                                           (DOLLARS IN THOUSANDS)
                                                ---------------------------------------------
                                                                       INCREASE    PERCENTAGE
                                                  2003       2002     (DECREASE)     CHANGE
                                                  ----       ----     ----------     ------
SWIMWEAR GROUP
Speedo........................................  $27,971    $12,967     $15,004       115.7%
Designer......................................   11,040      8,203       2,837        34.6
Ubertech......................................      (11)      (249)        238        95.6
Retail........................................     (597)      (642)         45         7.0
                                                -------    -------     -------
Swimwear Group................................  $38,403    $20,279     $18,124        89.4
                                                -------    -------     -------
                                                -------    -------     -------

    The Swimwear Group's operating income increased $18.1 million, or 89%, to $38.4 million for the First Quarter of Fiscal 2003 compared to an operating income of $20.3 million for the First Quarter of Fiscal 2002. The increase in the Swimwear Group's operating income for the First Quarter of Fiscal 2003 compared to the First Quarter of Fiscal 2002 reflects increased revenues and increased gross margins due to better inventory management, new product lines and an expanded customer base. In addition, the Swimwear Group experienced lower levels of returns and allowances during the First Quarter of Fiscal 2003 compared to the First Quarter of Fiscal 2002 which contributed to a higher gross margin and operating income.

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

INTEREST EXPENSE

    Interest expense decreased $0.7 million, or 9.3%, to $6.3 million for the First Quarter of Fiscal 2003 compared with $7.0 million for the First Quarter of Fiscal 2002. Interest expense for the First Quarter of Fiscal 2003 included interest on foreign debt for one month of approximately $1.1 million, interest expense related to the settlement of certain operating leases of $0.1 million, interest on the Second Lien Notes of $3.2 million, interest on the Exit Financing Facility of approximately $1.1 million and other interest of approximately $0.8 million. The decrease in interest expense primarily reflects the reduction of borrowing under the Company's revolving credit facilities and a corresponding decrease in interest payments. Amortization of deferred financing costs totaled $2.4 million in the First Quarter of Fiscal 2002 related to fees and charges on the DIP. Interest on foreign debt agreements was approximately $1.6 million in the First Quarter of Fiscal 2002. Accrued interest related to the foreign debt agreements included as part of liabilities subject to compromise at February 4, 2003 was paid on the emergence date according to the Plan. (See Note 1 of Notes to Consolidated Condensed Financial Statements).

INCOME TAXES

    The provision for income taxes for the First Quarter of Fiscal 2003 of $94.3 million consists of $77.6 million of deferred income taxes related to the increase in asset values recorded as part of the Company's adoption of fresh start reporting. The provision also includes taxes on domestic and foreign earnings of approximately $12.5 million and $4.3 million, respectively for the First Quarter of Fiscal 2003. The Company has recorded a valuation allowance against the deferred tax assets created in the First Quarter of Fiscal 2003 as a result of the fresh start adjustments, as well as against certain foreign net operating losses, to the amount that will more likely than not be realized.

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

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    As of January 5, 2002, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately
$940.1 million. The Company adopted SFAS 142 effective with the First Quarter of Fiscal 2002. Under the provisions of SFAS 142, goodwill is deemed impaired if the net book value of a business-reporting unit exceeds the fair value of that business-reporting unit. Intangible assets may be deemed impaired if the carrying amount exceeds the fair value of the assets. The Company engaged a third party appraisal firm to assist in its determination of its business enterprise value ('BEV') in connection with the preparation of the Plan. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million, net of income tax benefit of $53.5 million, as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002. The income tax benefit of $53.5 million includes a tax benefit of $81.7 million relating to tax deductible goodwill of $206.8 million offset by an increase in the valuation allowance of $28.2 million on the Company's deferred tax asset resulting from the adoption of SFAS 142 on January 6, 2002.

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

    As of May 16, 2003, the Company had approximately $6.4 million outstanding, $48.6 million of letters of credit outstanding under the Exit Financing Facility and had approximately $206.4 million of additional credit available under the Exit Financing Facility.

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

LIQUIDITY

    The Company emerged from bankruptcy on February 4, 2003. Initial borrowings under the Exit Financing Facility were $39.2 million on February 4, 2003. Since the Effective Date through May 16, 2003 the Company has repaid approximately $30 million of its initial borrowing under the Exit Financing Facility. As of May 16, 2003, the Company had approximately $6.4 million of borrowing outstanding and $48.6 million of letters of credit outstanding under the Exit Financing Facility and had approximately $206.4 million of additional credit available under the Exit Financing Facility.

    At April 5, 2003, the Company had working capital of $366.0 million. The Company believes that the credit available under its Exit Financing facility combined with cash flows from operations will be sufficient to fund the Company's operating and capital expenditures requirements for at least the next two to four years. Should the Company require additional sources of capital it will consider reducing its capital expenditures, seeking additional financing or selling assets to meet such requirements.

CASH FLOWS

    The following discussion of cash flows includes cash flows for the Stub Period and for the two month period ended April 5, 2003 added together in order to provide comparison to the First Quarter of Fiscal 2002.

    For the First Quarter of Fiscal 2003 cash used in operating activities was $37.1 million compared to cash provided by operating activities of $32.1 million for First Quarter of Fiscal 2002. The decrease in cash flow from operations reflects higher usage of working capital, primarily accounts receivable and inventory due to the higher sales, particularly of swimwear and the related investment in inventory and accounts receivable that was required. In addition, the First Quarter of Fiscal 2002 benefited from the Company's sale of inventory related to retail store closures. The Company also paid administrative and other claims related to the bankruptcy proceedings in the First Quarter of Fiscal 2003 resulting in additional cash use. Cash interest expense for the First Quarter of Fiscal 2003 was $0.6 million lower than the First Quarter of Fiscal 2002. The decrease in cash interest is primarily a result of the Company's excess cash position in the first month of fiscal 2003 compared to borrowings of $155.9 million at year end 2001 under the Amended DIP.

    Net cash used in investing activities was $3.5 million for the First Quarter of Fiscal 2003 consisting primarily of capital expenditures partially offset by proceeds from asset sales. The Company sold the Penhaligon's and GJM businesses in the First Quarter of Fiscal 2002 which generated $20.5 million of proceeds from asset sales. Capital expenditures were $2.0 million in the First Quarter of Fiscal 2002 reflecting the Company's decision to limit capital investment during the bankruptcy.

    Cash used in financing activities for the First Quarter of Fiscal 2003 was $47.3 million reflecting the payment of $106.1 million of cash to the secured pre-petition lenders as part of the Company's bankruptcy settlement partially offset by borrowings of approximately $61.0 million under the Exit

Financing Facility. The Company also paid approximately $4.5 million of bank underwriting fees and legal fees associated with the closing of the Exit Financing Facility on February 4, 2003.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Quarterly Report may contain 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including general economic conditions affecting the apparel industry, changing fashion trends, pricing pressures which may cause the Company to lower its prices, increases in the prices of raw materials the Company uses, changing international trade regulation and elimination of quotas on imports of textiles and apparel, the Company's history of losses, the changes in the Company's senior management team, the Company's ability to protect its intellectual property rights, the Company's dependency on a limited number of customers, the Company's dependency on the reputation of its brand names, the Company's exposure to conditions in overseas markets, the competition in the Company's markets, the Company's recent emergence from bankruptcy, the comparability of financial statements for periods before and after the Company's adoption of fresh start accounting; the Company's history of insufficient disclosure controls and procedures and internal controls and restated financial statements, the Company's future plans concerning guidance regarding its results of operations, the effect of the SEC's investigation, the effect of local laws and regulations, shortages of supply of sourced goods or interruptions in the Company's manufacturing, the impact of SARS, the Company's level of debt, the Company's ability to obtain additional financing, the restrictions on the Company's operations imposed by the Exit Financing Facility and the indenture governing the Second

Lien Notes and the Company's ability to service its debt. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words 'believe,' 'anticipate,' 'expect,' 'estimate,' 'project,' 'will be,' 'will continue,' 'will likely result,' or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of its stock.

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

INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. As of April 5, 2003, the Company had approximately $61 million of borrowings outstanding under the Exit Financing Facility, and therefore, a hypothetical 1% adverse change in interest rates as of April 5, 2003 (i.e. an increase from the Company's actual interest rate of 3.8% at April 5, 2003 to 4.8%) would have resulted in an increase of approximately $0.2 million in interest expense for the First Quarter of Fiscal 2003 had the $61 million been outstanding for the entire three month period. A 1% change in interest rates would not have had any effect on interest related to the Second Lien Notes as the minimum interest rate on the Second Lien Notes is significantly higher than current variable interest rate plus the applicable margin. See Note 14 of Notes to Consolidated Condensed Financial Statements.

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

    In connection with the audit of the Company's consolidated financial statements for Fiscal 2002, Deloitte did not advise management or the Audit Committee of any material weaknesses or reportable conditions related to the Company's internal controls or its operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements Note 18 -- 'Legal Matters.'

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The information required by this Item 2 of Part II is incorporated herein by reference to the discussion of 'Chapter 11 Cases' in Part I, Item 1. Financial Statements Note 1 -- 'Nature of Operations and Basis of Presentation.'

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

                                  RISK FACTORS

    The Company's business, operations and financial condition are subject to various risks. Some of these risks are described below, and you should take these risks into account in evaluating the Company or any investment decision involving the Company. This section does not describe all the risks applicable to the Company, its industry or its business and it is intended only as a summary of certain material factors. In this section, the terms 'we,' 'us' and 'our' refer to the Company.

RISKS RELATING TO OUR INDUSTRY

    THE WORLDWIDE APPAREL INDUSTRY IS HEAVILY INFLUENCED BY GENERAL ECONOMIC CONDITIONS.

    The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions or increases in interest rates in any of the regions in which we compete could adversely affect the sales of our products.

    The effects of the recent economic slowdown and the deteriorating global economic environment may have an adverse effect on our financial results. The ongoing war against terrorism and the turmoil in Iraq have created a significant amount of uncertainty about future U.S. and global economic prospects and have led to declines in consumer spending. Moreover, a continued delay in the recovery from the recession, the turmoil in the Middle East, additional terrorist attacks or similar events could have further material adverse effects on consumer confidence and spending and, as a result, on our results of operations.

    THE APPAREL INDUSTRY IS SUBJECT TO CONSTANTLY CHANGING FASHION TRENDS AND IF WE MISJUDGE CONSUMER PREFERENCES, THE IMAGE OF ONE OR MORE OF OUR BRANDS MAY SUFFER AND THE DEMAND FOR OUR PRODUCTS MAY DECREASE.

    We believe our products are, in general, less subject to fashion trends compared to many other apparel manufacturers because our core brands have existed for an extended period of time and enjoy a high level of consumer awareness. Many of our core intimate apparel and underwear products are also produced primarily in basic colors that are not as dependent upon fashion trends. However, the apparel industry is subject to shifting consumer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired.

    THE APPAREL INDUSTRY IS SUBJECT TO PRICING PRESSURES THAT MAY CAUSE US TO LOWER THE PRICES WE CHARGE FOR OUR PRODUCTS AND ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

    Prices in the apparel industry have been declining over the past several years primarily as a result of the trend to move sewing operations offshore, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition, consolidation in the retail industry and the general economic slowdown. Products sewn offshore generally cost less to manufacture than those made domestically primarily because labor costs are lower offshore. Many of our competitors also source their product requirements from developing countries to achieve a lower cost operating environment, possibly in environments with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and if we cannot reduce our production costs or if our production costs increase and we cannot increase our prices.

    INCREASES IN THE PRICE OF RAW MATERIALS USED TO MANUFACTURE OUR PRODUCTS COULD MATERIALLY INCREASE OUR COSTS AND DECREASE OUR PROFITABILITY.

    The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn. Any raw material price increase could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a materially adverse effect on our business, results of operations or financial condition.

    CHANGING INTERNATIONAL TRADE REGULATION AND THE ELIMINATION OF QUOTAS ON IMPORTS OF TEXTILES AND APPAREL MAY INCREASE COMPETITION IN OUR INDUSTRY. FUTURE QUOTAS, DUTIES OR TARIFFS MAY INCREASE OUR COSTS OR LIMIT THE AMOUNT OF PRODUCTS THAT WE CAN IMPORT INTO A COUNTRY.

    Substantially all of our operations are subject to quotas imposed by bilateral textile agreements between the countries from which we procure raw materials, such as yarn, and the countries where our manufacturing facilities are located. These quotas limit the amount of products that may be imported from a particular country.

    In addition, the countries in which our products are manufactured or into which they are imported may from time to time impose additional new quotas, duties, tariffs and requirements as to where raw materials must be purchased, additional workplace regulations, or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements will not provide our competitors an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

    Our operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization ('WTO'). Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, the WTO may commence a new round of trade negotiations that liberalize textile trade. The elimination of quotas on WTO member countries by 2005 and other effects of these trade agreements could result in increased competition from developing countries which historically have lower labor costs, including China and Taiwan, both of which recently became members of the WTO. This increased competition from developing countries could have a material adverse effect on our business, results of operations or financial condition.

RISKS RELATING TO OUR BUSINESS

    WE HAVE A HISTORY OF SIGNIFICANT LOSSES AND WE MAY NOT BE ABLE TO SUCCESSFULLY IMPROVE OUR PERFORMANCE OR RETURN TO PROFITABILITY.

    We incurred net losses of $390.0 million, $861.2 million and $964.9 million during Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively. Our ability to improve our performance and return to profitability is dependent on our ability to maintain operating discipline, improve our cost structure, foster organic growth within our operating groups and capitalize on licensing and sublicensing opportunities. We cannot assure you that we will improve our performance or return to profitability.

    DURING THE REORGANIZATION WE MADE SIGNIFICANT CHANGES IN OUR SENIOR MANAGEMENT TEAM AND EXPECT TO MAKE ADDITIONAL CHANGES IN THE NEAR FUTURE.

    Members of our former senior management, including our former Chief Executive Officer and our former Chief Financial Officer, were replaced during our reorganization. Our current Chief Executive Officer was hired in April 2003. Our current Chief Financial Officer is employed by Alvarez & Marsal, Inc. and expects to return to Alvarez & Marsal after a permanent chief financial officer has been recruited and after completion of an orderly transition. Although we are currently conducting a search for a permanent chief financial officer, we cannot assure you when this search will be concluded. Moreover, we cannot assure you that our current or future management team will be able to successfully execute our strategy, and our business and financial condition may suffer if it fails to do so.

    OUR SUCCESS DEPENDS UPON THE CONTINUED PROTECTION OF OUR TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE FORCED TO INCUR SUBSTANTIAL COSTS TO MAINTAIN, DEFEND, PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

    Our registered and common law trademarks, as well as certain of our licensed trademarks, have significant value and are instrumental to our ability to market our products. We cannot assure you that third parties will not assert claims against any such intellectual property or that we will be able to successfully resolve all such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition.

    Certain of our license agreements, including the license agreements with Speedo International, Ltd., Calvin Klein, Inc., Nautica Apparel, Inc. and Anne Cole and Anne Cole Design Studio Ltd., require us to make minimum royalty payments, subject us to restrictive covenants, require us to provide certain services (such as design services) and may be terminated if certain conditions are not met. Although we believe we currently are in compliance with the requirements under our license agreements, we cannot assure you that we will continue to meet our obligations or fulfill the conditions under these agreements in the future. The termination of certain of these license agreements could have a material adverse effect on our business, results of operations or financial condition.

    In addition, some of our license agreements with third parties will expire by their terms over the next several years. There can be no assurance that we will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

    WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR SALES, AND OUR FINANCIAL SUCCESS IS LINKED TO THE SUCCESS OF OUR CUSTOMERS, OUR CUSTOMERS' COMMITMENT TO OUR PRODUCTS AND OUR ABILITY TO SATISFY AND MAINTAIN OUR CUSTOMERS.

    Net revenues from our ten largest customers totaled 49.2% and 51.9% of our worldwide net revenues during Fiscal 2001 and 2002, respectively. One customer, Federated Department Stores, Inc., accounted for 10.5% of our Fiscal 2002 net revenues.

    Although we have long-standing customer relationships, we do not have long-term contracts with any of our customers. Sales to customers are generally on an order-by-order basis. If we cannot fill customers' orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experience a significant downturn in their business, or fail to remain committed to our programs or brands, the customer may reduce or discontinue purchases from us. The loss of a major customer or a reduction in the amount of our products purchased by several of our major customers could have a material adverse effect on our business, results of operations or financial condition.

    In addition, during the past several years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. These and other financial problems experienced by some of our customers that are retailers, as well as general weakness in the retail environment, increase the risk of extending credit to these retailers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

    OUR SUCCESS DEPENDS ON THE REPUTATION OF OUR OWNED AND LICENSED BRAND NAMES.

    The success of our business depends on the reputation and value of our owned and licensed brand names. The value of our brands could be diminished by actions taken by licensors or others who have interests in the brands for other products and/or territories. Because we cannot control the quality of other products produced and sold under such licensed brand names, if such products are of poor quality, the value of the brand name could be damaged, which could have a material adverse effect on our sales. In addition, some of the brand names licensed by us reflect the names of living individuals, whose actions are outside our control. If the reputation of one of these individuals is significantly harmed, our products bearing such individual's name may fall into disfavor, which could adversely affect our business, financial condition and results of operations. Moreover, although we regularly monitor the use of our trademarks by our sublicensees, no assurance can be given that the actions of sublicensees will not diminish the reputation of the brand, which could adversely affect our business, financial condition and results of operations.

    OUR BUSINESS OUTSIDE OF THE UNITED STATES EXPOSES US TO UNCERTAIN CONDITIONS IN OVERSEAS MARKETS.

    Our foreign operations subject us to risks customarily associated with foreign operations. As of April 5, 2003, we sold our products in more than 25 countries and had facilities in 15 countries. In addition, we source many of our products from third-party vendors based in foreign countries. For Fiscal 2002, we had net revenues outside of the United States of $325.3 million, representing 21.8% of our total net revenues, with the majority of these sales in Canada and Europe. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

         o currency fluctuations;
         o import and export license requirements;
         o trade restrictions;
         o changes in quotas, tariffs, taxes and duties;
         o restrictions on repatriating foreign profits back to the United States;
         o foreign laws and regulations;
         o international trade agreements;
         o difficulties in staffing and managing international operations;
         o political unrest; and
         o disruptions or delays in shipments.

    We have foreign currency exposure relating to buying, selling and financing in currencies other than the U.S. dollar, our functional currency. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Canadian Dollar, Euro, British pound sterling and Mexican peso. Fluctuations in foreign currency exchange rates may adversely affect our reported earnings and the comparability of period-to-period results of operations. Moreover, changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market. Changes in the value of the relevant currencies may also affect the cost of certain items required in our operations. We cannot assure you that management of our foreign currency exposure will protect us from fluctuations in foreign currency exchange rates which could have a material adverse effect on our business, results of operations and financial condition.

    In addition, transactions between us and our foreign subsidiaries may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically.

    THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

    The apparel industry is extremely competitive. We compete with many domestic and foreign apparel manufacturers, some of which are larger, more diversified and have greater financial and other resources than us. This competition could cause reduced unit sales or prices, or both, which could materially and adversely affect us. We compete on the basis of a variety of factors, including:

         o product quality;
         o brand recognition;
         o price;
         o product differentiation (including product innovation and technology);
         o manufacturing and distribution expertise and efficiency;
         o marketing and advertising; and
         o customer service.

    Our ability to remain competitive in these areas will, in large part, determine our future success. We cannot assure you that we will continue to compete successfully.

    WE CANNOT BE CERTAIN THAT THE BANKRUPTCY PROCEEDINGS WILL NOT ADVERSELY AFFECT OUR OPERATIONS GOING FORWARD.

    We sought protection under the Bankruptcy Code on June 11, 2001 and emerged from bankruptcy on February 4, 2003. We cannot assure you that the Chapter 11 Cases will not adversely affect our operations going forward. The Chapter 11 Cases may affect our ability to negotiate favorable terms from suppliers, customers, landlords and others. The failure to obtain such favorable terms could adversely affect our financial performance.

    FRESH START ACCOUNTING MAY MAKE FUTURE FINANCIAL STATEMENTS DIFFICULT TO COMPARE.

    In accordance with the requirements of SOP 90-7, we have adopted fresh start accounting as of February 4, 2003. Our consolidated balance sheets as of and after February 4, 2003, and our consolidated statements of operations for periods beginning after February 4, 2003 will not be comparable in certain material respects to the consolidated financial statements for prior periods included elsewhere herein, making it difficult to assess our future prospects based on historical performance.

    WE HAVE A HISTORY OF INSUFFICIENT DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS, AS WELL AS RESTATED FINANCIAL STATEMENTS, THE RECURRENCE OF WHICH WOULD AFFECT OUR ABILITY TO ENSURE TIMELY AND RELIABLE FINANCIAL INFORMATION AND MAY ADVERSELY AFFECT OUR BUSINESS.

    On March 29, 2001, we announced that we intended to restate our balance sheet as of January 3, 1998. In our Annual Report on Form 10-K for the fiscal year ended December 30, 2000, we restated our consolidated financial statements for our fiscal year ended January 4, 1997 (Fiscal 1996) and our fiscal year ended January 3, 1998 (Fiscal 1997). In addition, on April 20, 2001, we filed a restated quarterly report for the third fiscal quarter of 2000. On August 22, 2001, we announced that we expected to restate our financial results for the prior three fiscal years. Subsequently, in our Annual Report on Form 10-K for the fiscal year ended January 5, 2002, we restated our consolidated financial statements for Fiscal 1999, Fiscal 2000, each of the quarterly periods in Fiscal 1999 and Fiscal 2000 and the quarter ended April 7, 2001. The restatements resulted from a variety of different reasons.

    In connection with the audits of our consolidated financial statements for Fiscal 2000 and Fiscal 2001, our independent auditors, Deloitte & Touche LLP ('Deloitte'), advised our management and the audit committee of our board of directors of the following matters that Deloitte considered material weaknesses constituting reportable conditions under standards established by the American Institute of Certified Public Accountants:

        o certain corporate and U.S. division accounting personnel lacked appropriate experience and/or technical accounting knowledge appropriate for their responsibilities and required additional supervision and review of their work on an ongoing basis;

        o there were an insufficient number of qualified accounting personnel and certain employees or management lacked the qualifications and training to fulfill their assigned functions;

        o there was an absence of appropriate reviews and approvals of transactions, accounting entries, systems output, account reconciliations and analyses, and there were inadequate procedures for assessing and applying accounting principles; and

        o there were numerous company-prepared closing entries and adjusting entries as a result of Deloitte's audits.

Beginning in Fiscal 2001 and continuing through Fiscal 2002, we took corrective actions to address each of these matters including:

        o replacing certain financial staff and hiring additional accounting and financial staff with appropriate experience and technical accounting knowledge in certain domestic divisions and in corporate finance;

        o replacing and upgrading certain financial staff in our international divisions and assigning personnel with extensive accounting and internal control experience to provide additional supervision of our international accounting personnel and review of our international accounting and financial operations;

        o instituting monthly and quarterly reviews to ensure timely and consistent application of accounting principles and procedures and approval and appropriate review of transactional activity by each of our business units; and

        o recruiting new personnel to create a corporate financial reporting department with responsibility for financial reporting and the assessment and application of accounting principles.

    In connection with the audit of our consolidated financial statements for Fiscal 2002, Deloitte did not advise our management or the audit committee of any material weaknesses or reportable conditions related to our internal controls or our operations. However, they recommended that improvements should be made. We are continuing to identify and implement measures to further improve the effectiveness of our disclosure controls and procedures and internal controls, including the enhancement of systems, processes, policies, procedures and controls. Significant supplemental resources, including time from our management team, will continue to be required to maintain appropriate controls and procedures and prepare the required financial and other information in a timely and reliable manner. In addition, we need to hire additional employees and further train existing employees to fill certain positions and augment our existing financial reporting department. We also need to implement a formalized business continuity and disaster recovery program.

    If we fail to maintain effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information.

    THE SEC'S CURRENT INVESTIGATION RELATING TO CERTAIN OF OUR HISTORICAL FINANCIAL STATEMENTS AND OTHER DOCUMENTS IS ONGOING. ALTHOUGH WE DO NOT EXPECT THE RESOLUTION OF THIS MATTER TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS, THERE CAN BE NO ASSURANCES THAT THIS WILL BE THE CASE, AND THE RESOLUTION OF THIS MATTER COULD ADVERSELY AFFECT OUR BUSINESS.

    The staff of the SEC's Division of Enforcement has been conducting an investigation to determine whether there have been any violations of the Exchange Act in connection with, among other things, the preparation and publication by us of (i) the financial statements included in our Annual Report on Form 10-K for Fiscal 1998 and Quarterly Report on Form 10-Q for the third quarter of Fiscal 2000 and (ii) our press release announcing our results for Fiscal 1998. In July 2002, the SEC staff informed us that it intends to recommend that the SEC bring a civil injunctive action against us, alleging violations of the federal securities laws, including Sections 10(b), 13(a), 13(b)(2)(A) and 3(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. The SEC staff invited us to make a Wells Submission describing the reasons why no action should be brought. In September 2002, we filed our Wells Submission and we are continuing discussions with the SEC staff as to a settlement of this investigation.

    We are also aware that the SEC staff has informed certain persons who were employed by us at the time of the preparation of the documents referred to above (including one current member of management) that it intends to recommend that the SEC bring a civil injunctive action against such persons alleging violations of the securities laws. We are advised that such persons also have filed Wells Submissions.

    Publicity surrounding the SEC's investigation or any related enforcement action, or the ultimate resolution of this matter, could adversely affect our financial condition, results of operations or business. Although we do not expect the resolution of this matter to have a material effect on our business, financial condition or results of operations, there can be no assurances that this will be the case. In addition, the ultimate resolution of this matter could result in our being unable to take advantage of a 'safe harbor' under the Private Securities Litigation Reform Act of 1995 for certain forward-looking statements (including guidance as to future results). The loss of the safe harbor would eliminate a defense that could otherwise be available to us in any future securities litigation.

    WE ARE SUBJECT TO LOCAL LAWS AND REGULATIONS IN THE COUNTRIES IN WHICH WE OPERATE.

    We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various labor, workplace and related laws, as well as environmental laws and regulations. Our international businesses are subject to similar regulations in the countries where they operate. Failure to comply with such laws may expose us to potential liability and have an adverse effect on our results of operations.

    SHORTAGES OF SUPPLY OF SOURCED GOODS FROM SUPPLIERS OR INTERRUPTIONS IN OUR MANUFACTURING COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured.

    THE SPREAD OF SEVERE ACUTE RESPIRATORY SYNDROME MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

    The recent outbreak of severe acute respiratory syndrome, or SARS, that originated in Asia, may have a negative impact on our business. To date, we are not aware of any of our employees or buying agents in Asia having contracted this illness and have had no disruption in our sourcing operations in the region due to the illness. We are continuing to monitor the possible implications of the SARS outbreak, but at this time it is difficult to quantify the future impact on our business. Our operations may be impacted by a number of SARS-related factors, including the decline in our wholesale and retail operations in Asia and our wholesale operations in Toronto, and may also interfere with our ability to source products in these regions.

RISKS RELATING TO OUR INDEBTEDNESS

    OUR LEVEL OF DEBT COULD LIMIT CASH FLOW AVAILABLE FOR OUR OPERATIONS AND COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING, IF NECESSARY; OUR ABILITY TO OBTAIN ADDITIONAL FINANCING THROUGH THE ISSUANCE OF DEBT OR EQUITY SECURITIES MAY ALSO BE LIMITED BY THE TERMS OF OUR CONTRACTUAL ARRANGEMENTS AND BY OUR CURRENT INTENTION NOT TO PROVIDE GUIDANCE REGARDING OUR FUTURE OPERATING RESULTS.

    We emerged from bankruptcy on February 4, 2003. At May 22, 2003, we had $199.6 million of availability under our Exit Financing Facility, which we expect will be drawn upon from time to time for working capital purposes. Our level of debt could restrict our operations and make it more difficult for us to satisfy our obligations. Among other things, our debt may:

         o limit our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions and general corporate purposes;
         o require us to dedicate all or a substantial portion of our cash flow to service our debt, which will reduce funds available for other business purposes, such as capital expenditures or acquisitions;
         o limit our flexibility in planning for or reacting to changes in the markets in which we compete;
         o place us at a competitive disadvantage relative to our competitors with less debt;
         o render us more vulnerable to general adverse economic and industry conditions; and
         o make it more difficult for us to satisfy our financial obligations.

    We and our subsidiaries may still be able to incur additional debt. The terms of our Exit Financing Facility and the agreements governing our other debt will permit additional borrowings. Our incurrence of additional debt could further exacerbate the risks described herein.

    In addition, our ability to obtain additional financing through the issuance of debt or equity securities may be limited by the terms of our contractual agreements with certain stockholders of Warnaco Group. In connection with our emergence from bankruptcy proceedings, we issued New Common Stock to certain of our creditors and we entered into a registration rights agreement that restricts us from issuing equity securities until February 4, 2006, except under limited circumstances. Our ability to raise capital through the issuance of debt or equity securities may also be affected because we do not currently intend to provide guidance regarding our future operating results although many comparable apparel companies provide such guidance.

    THE COVENANTS IN OUR EXIT FINANCING FACILITY AND THE INDENTURE GOVERNING THE SECOND LIEN NOTES IMPOSE RESTRICTIONS THAT MAY LIMIT OUR OPERATING AND FINANCIAL FLEXIBILITY.

    Our Exit Financing Facility and the indenture governing the Second Lien Notes contain a number of significant restrictions and covenants, including ones which limit our ability and our subsidiaries' ability to:

         o incur liens and debt or provide guarantees regarding the obligations of any other person;
         o issue redeemable preferred stock and non-guarantor subsidiary preferred stock;
         o increase our common stock dividends above specified levels;
         o make redemptions and repurchases of capital stock;
         o make loans, investments and capital expenditures;
         o prepay, redeem or repurchase debt;
         o engage in mergers, consolidations and asset dispositions;
         o engage in sale/leaseback transactions and affiliate transactions;
         o change our business, amend the indenture and other documents governing any subordinated debt that we may issue in the future and issue and sell capital stock of subsidiaries;
         o change our accounting treatment and reporting policies;
         o modify our constituent documents including, for example, our charter and by-laws; and
         o restrict distributions from subsidiaries.

    Further, the Exit Financing Facility contains various covenants, including financial covenants, with which we are required to comply. Failure to meet such covenants may cause us to be unable to make additional borrowings under the Exit Financing Facility, may require us to prepay our debt, may result in an event of default under the Exit Financing Facility and could cause a cross default under our other debt. Although we currently expect to be able to comply with these covenants, operating results substantially below our business plan or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our financial covenants. If we do not comply with these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. If our expectations of future operating results are not achieved, or our debt is in default for any reason, our business, financial condition and results of operations would be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to these types of restrictions.

    OUR ABILITY TO SERVICE OUR DEBT AND MEET OUR CASH REQUIREMENTS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

    Our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

         o refinance all or a portion of our debt;
         o obtain additional financing;
         o sell some of our assets or operations;
         o reduce or delay capital expenditures; or
         o revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our debt instruments, including the Exit Financing Facility and the indenture governing the Second Lien Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

3.1        Amended and Restated Certificate of Incorporation of Warnaco
           Group (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by Warnaco Group on February 4, 2003).*
3.2 Bylaws of Warnaco Group (incorporated by reference to the Annual Report on Form 10-K filed by Warnaco Group on
           April 4, 2003).*
4.1        Rights Agreement, dated as of February 4, 2003, between
           Warnaco Group and the Rights Agent, including Form of Rights
           Certificate as Exhibit A, Summary of Rights to Purchase
           Preferred Stock as Exhibit B and the Form of Certificate of
           Designation for the Preferred Stock as Exhibit C. Pursuant to the Rights Agreement, printed Rights Certificates will not be mailed until after the Distribution Date (as such term is defined in the Rights Agreement) (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by Warnaco
           Group on February 4, 2003).*
4.2        Indenture, dated as of February 4, 2003, among Warnaco, the
           Guarantors and the Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to Warnaco Group's Form 8-K filed
           February 10, 2003).*
4.3 Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco, as grantor, the Guarantors and the Collateral
           Trustee (incorporated herein by reference to Exhibit 4.3 to Warnaco Group's Form 8-K filed February 10, 2003).*
4.4 Collateral Trustee Agreement, dated as of February 4, 2003, among Warnaco, the Company, the Guarantors, the Indenture
           Trustee and the Collateral Trustee (incorporated herein by reference to Exhibit 4.4 to Warnaco Group's Form 8-K filed
           February 10, 2003).*
4.5 Registration Rights Agreement, dated as of February 4, 2003, among Warnaco Group and certain creditors of Warnaco Group
           (as described in the Registration Rights Agreement)
           (incorporated herein by reference to Exhibit 4.5 to Warnaco
           Group's Form 8-K filed February 10, 2003).*
10.1 Warnaco Employee Retirement Plan (incorporated herein by reference to Exhibit 10.11 to Warnaco Group's Registration
           Statement on Form S-1, No. 33-4587).*
10.2       Senior Secured Revolving Credit Agreement, dated as of
           February 4, 2003, among Warnaco, the Company, the
           Administrative Agent, the Lenders, the Issuing Banks, the
           Syndication Agent and Salomon Smith Barney Inc. and J.P.
           Morgan Securities, Inc., as joint lead arrangers and joint lead book managers (incorporated herein by reference to Exhibit 99.2 to Warnaco Group's Form 8-K filed February 10,
           2003).*
10.3 Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco, as a grantor, the Guarantors and Citicorp
           North America, Inc., as administrative agent (incorporated herein by reference to Exhibit 99.3 to Warnaco Group's
           Form 8-K filed February 10, 2003).*
10.4 Intercreditor Agreement, dated as of February 4, 2003, among the Administrative Agent, the Indenture Trustee, the
           Collateral Trustee, Warnaco and the Guarantors (incorporated herein by reference to Exhibit 99.4 to Warnaco Group's
           Form 8-K filed February 10, 2003).*
10.5       Letter Agreement, dated January 29, 2003, by and between
           Alvarez & Marsal, Inc. and Warnaco Group (incorporated by reference to the Annual Report on Form 10-K filed by Warnaco
           Group on April 4, 2003).*
10.6       Letter Agreement, dated March 18, 2003, by and between
           Alvarez & Marsal, Inc. and Warnaco Group (incorporated by reference to the Annual Report on Form 10-K filed by Warnaco
           Group on April 4, 2003).*
10.7 Employment Agreement, dated as of April 14, 2003, by and between Warnaco Group and Joseph R. Gromek (incorporated by reference to the Quarterly Report on Form 10-Q filed by Warnaco Group on May 20, 2003).*
99.1       Certification of CEO and CFO pursuant to 18 U.S.C. Section
           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.'D'

--------------

*   Previously filed

'D' Filed herewith

    (b) Reports on Form 8-K

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

    On May 27, 2003, the Company filed a Current Report on Form 8-K dated
May 27, 2003. The Form 8-K reported at Item 5 that the Company issued a press release announcing a proposed financing.

    On May 29, 2003, the Company filed a Current Report on Form 8-K dated
May 29, 2003. The Form 8-K reported at Item 9 that the Company furnished certain financial and other information.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: May 29, 2003                                         /s/ JOSEPH R. GROMEK
                                               .............................................
                                                             JOSEPH R. GROMEK
                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 29, 2003                                         /s/ JAMES P. FOGARTY
                                               .............................................
                                                             JAMES P. FOGARTY
                                                         SENIOR VICE PRESIDENT AND
                                                          CHIEF FINANCIAL OFFICER

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

Date: May 29, 2003                        By:               /s/ JOSEPH R. GROMEK
                                               ..............................................
                                                              JOSEPH R. GROMEK
                                                          CHIEF EXECUTIVE OFFICER

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

Date: May 29, 2003                        By:               /s/ JAMES P. FOGARTY
                                               ..............................................
                                                              JAMES P. FOGARTY
                                                          CHIEF FINANCIAL OFFICER

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'
 The section symbol shall be expressed as............................... 'SS'
 The dagger symbol shall be expressed as................................ 'D'