Form 10-Q
period 2003-07-05
WARNACO GROUP INC /DE/
filed 2003-08-18
CIK 801351

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 5, 2003
                                       OR

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

                                 (212) 287-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

    The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of August 8, 2003 is as follows: 45,025,183.

________________________________________________________________________________

                                    PART I
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THE WARNACO GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                                                SUCCESSOR            PREDECESSOR
                                                                          ------------------------   -----------
                                                                           JULY 5,     FEBRUARY 4,   JANUARY 4,
                                                                            2003          2003          2003
                                                                          ----------  ------------   -----------
                                 ASSETS
Current assets:
   Cash.................................................................  $   65,925   $   20,706    $   114,025
   Restricted cash......................................................          --        6,200          6,100
   Accounts receivable, less reserves of $71,643 as of July 5, 2003,
    $79,705 as of February 4, 2003 and $87,512 as of January 4, 2003....     204,860      213,048        199,817
   Inventories, net.....................................................     288,703      348,033        345,268
   Prepaid expenses and other current assets............................      29,808       30,890         31,438
   Assets held for sale.................................................       1,050        1,485          1,458
   Deferred income taxes................................................       7,399        7,399          2,972
                                                                          ----------   ----------    -----------
      Total current assets..............................................     597,745      627,761        701,078
                                                                          ----------   ----------    -----------
Property, plant and equipment -- net....................................     111,452      129,357        156,712
Other assets:
   Licenses, trademarks and other intangible assets, at cost, less accumulated amortization of $11,179 as of July 5, 2003, $0 as of
    February 4, 2003 and $19,069 as of January 4, 2003..................     321,266      364,700         86,827
   Deferred financing costs.............................................      12,921        5,286            463
   Other assets.........................................................       4,197        2,703          2,800
   Goodwill.............................................................      89,963       34,142             --
                                                                          ----------   ----------    -----------
      Total other assets................................................     428,347      406,831         90,090
                                                                          ----------   ----------    -----------
                                                                          $1,137,544  $1,163,949     $   947,880
                                                                          ----------   ----------    -----------
                                                                          ----------   ----------    -----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                              (DEFICIENCY)
Liabilities not subject to compromise:
 Current liabilities:
   Current portion of long-term debt....................................  $    1,512   $    5,050    $     5,765
   Revolving credit facility............................................          --       39,200             --
   Accounts payable.....................................................      86,391      122,376        103,630
   Accrued liabilities..................................................     115,565      105,302        102,026
   Accrued income tax payable...........................................      22,315       28,140         28,420
                                                                          ----------   ----------    -----------
      Total current liabilities.........................................     225,783      300,068        239,841
                                                                          ----------   ----------    -----------
 Long-term debt.........................................................     211,274      202,202          1,252
 Deferred income taxes..................................................      99,798       86,975          4,964
 Other long-term liabilities............................................      71,899       71,156         71,837
Liabilities subject to compromise.......................................          --           --      2,486,082
Commitments and contingencies
Stockholders' equity (deficiency):
   Successor preferred stock: $0.01 par value, 20,000,000 shares authorized Series A preferred stock, $0.01 par value, 112,500 shares
    authorized as of July 5, 2003 and February 4, 2003..................          --           --             --
   Successor common stock: $.01 par value, 112,500,000 shares authorized, 45,023,513 and 44,999,973 issued and outstanding as of
    July 5, 2003 and February 4, 2003, respectively.....................         450          450             --
   Predecessor Class A common stock: $.01 par value, 130,000,000 shares
    authorized, 65,232,594 issued as of January 4, 2003.................          --           --            654
   Additional paid-in capital...........................................     505,742      503,098        908,939
   Accumulated other comprehensive income (loss)........................       8,423           --        (93,223)
   Retained earnings (deficit)..........................................      14,175           --     (2,358,537)
   Predecessor treasury stock, at cost 12,242,629 shares as of January
    4, 2003.............................................................          --           --       (313,889)
   Unearned stock compensation..........................................          --           --            (40)
                                                                          ----------   ----------    -----------
      Total stockholders' equity (deficiency)...........................     528,790      503,548     (1,856,096)
                                                                          ----------   ----------    -----------
                                                                          $1,137,544   $1,163,949    $   947,880
                                                                          ----------   ----------    -----------
                                                                          ----------   ----------    -----------

          See Notes to Consolidated Condensed Financial Statements.

                           THE WARNACO GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCLUDING PER SHARE DATA)
                                 (UNAUDITED)


                                                               SUCCESSOR       PREDECESSOR
                                                           -----------------  --------------
                                                             THREE MONTHS      THREE MONTHS
                                                                 ENDED            ENDED
                                                             JULY 5, 2003      JULY 6, 2002
                                                           -----------------  --------------
Net revenues.............................................      $ 335,844        $  381,767
Cost of goods sold.......................................        239,440           265,919
                                                               ---------        ----------
Gross profit.............................................         96,404           115,848
Selling, general and administrative expenses.............         94,829           100,579
Amortization of sales order backlog......................          6,300                --
Restructuring items......................................          6,071                --
Reorganization items.....................................             --            42,554
                                                               ---------        ----------
Operating loss...........................................        (10,796)          (27,285)
Other income.............................................         (1,363)               --
Interest expense.........................................          5,423             3,095
                                                               ---------        ----------
Loss before provision (benefit) for income taxes.........        (14,856)          (30,380)
Provision (benefit) for income taxes.....................         (6,392)            1,609
                                                               ---------        ----------
Net loss.................................................      $  (8,464)       $  (31,989)
                                                               ---------        ----------
                                                               ---------        ----------
Basic and diluted loss per common share..................      $   (0.19)       $    (0.60)
                                                               ---------        ----------
                                                               ---------        ----------
Weighted average number of shares outstanding used in
  computing basic and diluted loss per common share......         45,010            52,936
                                                               ---------        ----------
                                                               ---------        ----------

          See Notes to Consolidated Condensed Financial Statements.

                           THE WARNACO GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCLUDING PER SHARE DATA)
                                 (UNAUDITED)



                                                  SUCCESSOR              PREDECESSOR
                                              -----------------  ----------------------------
                                                                     PERIOD        SIX MONTHS
                                                   PERIOD        JANUARY 5, 2003     ENDED
                                              FEBRUARY 5, 2003   TO FEBRUARY 4,     JULY 6,
                                               TO JULY 5, 2003        2003           2002
                                              -----------------  ---------------  -----------
Net revenues................................      $ 662,168        $   115,960     $ 791,819
Cost of goods sold..........................        444,358             70,214       557,559
                                                  ---------        -----------     ---------
Gross profit................................        217,810             45,746       234,260
Selling, general and administrative
  expenses..................................        168,680             35,313       202,697
Amortization of sales order backlog.........         10,500                 --            --
Restructuring items.........................          6,140                 --            --
Reorganization items........................             --             29,922        58,085
                                                  ---------        -----------     ---------
Operating income (loss).....................         32,490            (19,489)      (26,522)
Gain on cancellation of pre-petition
  indebtedness..............................             --         (1,692,696)           --
Fresh start adjustments.....................             --           (765,726)           --
Other (income) loss.........................         (1,328)               359            --
Interest expense............................          9,851              1,887        10,059
                                                  ---------        -----------     ---------
Income (loss) before provision for income
  taxes and cumulative effect of change in
  accounting principle......................         23,967          2,436,687       (36,581)
Provision for income taxes..................          9,792             78,150        51,538
                                                  ---------        -----------     ---------
Income (loss) before cumulative effect of a
  change in accounting principle............         14,175          2,358,537       (88,119)
Cumulative effect of change in accounting
  principle (net of income tax benefit of
  $53,513 -- six months ended July 6,
  2002).....................................             --                 --      (801,622)
                                                  ---------        -----------     ---------
Net income (loss)...........................      $  14,175        $ 2,358,537     $(889,741)
                                                  ---------        -----------     ---------
                                                  ---------        -----------     ---------
Basic and diluted income (loss) per common
  share:
    Income (loss) before accounting
      change................................      $    0.31        $     44.51     $   (1.66)
    Cumulative effect of accounting
      change................................             --                 --        (15.14)
                                                  ---------        -----------     ---------
    Net income (loss).......................      $    0.31        $     44.51     $  (16.81)
                                                  ---------        -----------     ---------
                                                  ---------        -----------     ---------
Weighted average number of shares
  outstanding used in computing income
  (loss) per common share:
    Basic...................................         45,006             52,990        52,936
                                                  ---------        -----------     ---------
                                                  ---------        -----------     ---------
    Diluted.................................         45,154             52,990        52,936
                                                  ---------        -----------     ---------
                                                  ---------        -----------     ---------


          See Notes to Consolidated Condensed Financial Statements.

                           THE WARNACO GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                             SUCCESSOR               PREDECESSOR
                                                         -----------------  -----------------------------
                                                                                PERIOD
                                                              PERIOD        JANUARY 5, 2003   SIX MONTHS
                                                         FEBRUARY 5, 2003   TO FEBRUARY 4,      ENDED
                                                          TO JULY 5, 2003        2003        JULY 6, 2002
                                                         -----------------  ---------------  ------------
Net income (loss)......................................      $  14,175        $ 2,358,537     $ (889,741)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Gain on cancellation of pre-petition
      indebtedness.....................................             --         (1,692,696)            --
    Fresh start adjustments............................             --           (765,726)            --
    Provision for receivable allowances................         70,546             15,206         95,443
    Provision for inventory reserves...................         11,748              3,484         27,474
    Net loss on sale of GJM, Penhaligon's and
      Ubertech.........................................             --                 --          2,100
    Gain on sale of property, plant and equipment......                                             (105)
    Cumulative effect of change in accounting principle,
      net of taxes.....................................             --                 --        801,622
    Provision for deferred income tax..................             --             77,584         46,058
    Depreciation and amortization......................         26,326              4,511         29,011
    Stock compensation.................................          2,523                  8            217
    Amortization of deferred financing costs...........            686                463          4,731
    Non-cash restructuring items.......................            166                 --             --
    Non-cash reorganization items......................             --             15,561         31,994
Change in operating assets and liabilities:
    Accounts receivable................................        (62,358)           (28,437)       (28,826)
    Inventories........................................         47,582            (28,520)        56,703
    Prepaid expenses and other assets..................          5,909               (142)        18,570
    Accounts payable, accrued expenses and other
      liabilities......................................        (24,417)            14,948         19,359
    Accrued income taxes...............................         (3,690)               293          3,835
                                                             ---------        -----------     ----------
Net cash provided by (used in) operating activities....         89,196            (24,926)       218,445
                                                             ---------        -----------     ----------
Cash flows from investing activities:
    Disposals of property, plant and equipment.........            142                 --          7,564
    Purchase of property, plant and equipment..........         (6,351)              (745)        (5,214)
    Proceeds from sale of business units, net of cash
      balances.........................................             --                 --         20,459
                                                             ---------        -----------     ----------
Net cash provided by (used in) investing activities....         (6,209)              (745)        22,809
                                                             ---------        -----------     ----------
Cash flows from financing activities:
    Repayments of GECC debt............................         (3,430)              (715)          (490)
    Repayments of capital lease obligations............            (94)                --             --
    Repayments of pre-petition debt....................             --           (106,112)       (10,054)
    Repayments under Amended DIP.......................             --                 --       (155,915)
    Repayments of Second Lien Notes....................       (200,942)
    Payment of deferred financing costs................         (8,321)
    Proceeds from the issuance of Senior Notes due
      2013.............................................        210,000
    Borrowings (repayments) under revolving credit
      facility.........................................        (39,200)            39,200             --
    Other..............................................             --                 --             --
                                                             ---------        -----------     ----------
Net cash used in financing activities..................        (41,987)           (67,627)      (166,459)
                                                             ---------        -----------     ----------
Translation adjustments................................          4,219                (21)         1,811
                                                             ---------        -----------     ----------
Increase (decrease) in cash............................         45,219            (93,319)        76,606
Cash, excluding restricted cash, at beginning of
  period...............................................         20,706            114,025         39,558
                                                             ---------        -----------     ----------
Cash at end of period..................................      $  65,925        $    20,706     $  116,164
                                                             ---------        -----------     ----------
                                                             ---------        -----------     ----------


          See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1 -- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    Organization: The Warnaco Group, Inc. ('Warnaco Group') was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS'101-1330, as amended (the 'Bankruptcy Code') effective February 4, 2003 (the 'Effective Date').

    Nature of Operations: Warnaco Group and its subsidiaries (collectively, the 'Company') design, manufacture, source and market a broad line of (i) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); (ii) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company's products are sold under a number of internationally known owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, Company-owned retail stores, independent retailers, chain stores, membership clubs and mass merchandisers.

    Chapter 11 Cases: On June 11, 2001 (the 'Petition Date'), Warnaco Group, 36 of its 37 U.S. subsidiaries and one of its Canadian subsidiaries, Warnaco of Canada Company (each a 'Debtor' and, collectively, the 'Debtors'), each filed a voluntary petition for relief under the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively, the 'Chapter 11 Cases'). The remainder of Warnaco Group's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

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

    In accordance with the provisions of the Plan and the Confirmation Order, the Plan became effective on the Effective Date, and the Company entered into the $275,000 Senior Secured Revolving Credit Facility (the 'Exit Financing Facility'). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. See Note 15. In accordance with the Plan, on the Effective Date, the Company issued $200,942 of New Warnaco Second Lien Notes due 2008 (the 'Second Lien Notes') to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the 'Securities Act'), pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by Warnaco Group and Warnaco's domestic subsidiaries. The Second Lien Notes and the accrued interest thereon were repaid in full on June 12, 2003 with the proceeds of the offering of the 8 7/8% Senior Notes due 2013 (the 'Senior Notes'). See Note 15.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    Set forth below is a summary of certain material provisions of the Plan. Among other things, as described below, the Plan resulted in the cancellation of Warnaco Group's Class A Common Stock, par value $0.01 per share (the 'Old Common Stock'), issued prior to the Petition Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Plan. The Company, as reorganized under the Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the 'New Common Stock'), in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which were distributed to pre-petition creditors as described below. In addition, 5,000,000 shares of New Common Stock were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 Stock Incentive Plan (the 'Stock Incentive Plan'), the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value of the New Common Stock on the date of grant. On May 28, 2003, the stockholders of the Company approved the Stock Incentive
Plan. The Company received no proceeds from the issuance of the New Common Stock and the Second Lien Notes; however, approximately $2,499,385 of indebtedness was extinguished in connection with such issuances.

    The following is a summary of distributions made pursuant to the Plan:

    (a) the Old Common Stock, including all stock options and restricted shares, was extinguished and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

    (b) general unsecured claimants received 2.55% (1,147,023 shares) of the New Common Stock;

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

    All inter-company accounts have been eliminated in consolidation.

    The accompanying consolidated condensed financial statements of the Predecessor for the periods April 7, 2002 to July 6, 2002 (the 'Second Quarter of Fiscal 2002'), January 6, 2002 to July 6, 2002 (the 'Six Months Ended July 6, 2002') and January 5, 2003 to February 4, 2003 have been presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7'). In the Chapter 11 Cases, substantially all unsecured liabilities and under-secured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

liabilities subject to compromise in the accompanying consolidated condensed balance sheet as of January 4, 2003.

    Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were being expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was to be paid during the Chapter 11 Cases.

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

    The accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal, recurring nature except for (i) the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ('SFAS 142'); (ii) adjustments related to the Chapter 11 Cases; and (iii) adjustments related to the forgiveness of indebtedness and adoption of fresh start reporting pursuant to the provisions of SOP 90-7) which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position of the Company.

    Periods Covered: The Second Quarter of Fiscal 2002 contained 13 weeks of operations of the Predecessor and the Six Months Ended July 6, 2002 contained 26 weeks of operations of the Predecessor. The period January 5, 2003 to February 4, 2003 contained four weeks of operations of the Predecessor. The period April 6, 2003 to July 5, 2003 (the 'Second Quarter of Fiscal 2003') contained 13 weeks of operations of the Successor and the period February 5, 2003 to July 5, 2003 contained 22 weeks of operations of the Successor.

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

    Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed to the customers, net of reserves for returns, allowances and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors. As of July 5, 2003 the Company had approximately $263,103 of open trade invoices and other receivables and $13,400 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $71,643 of accounts receivable reserves at July 5, 2003. As of February 4, 2003, the Company had approximately $281,917 of open trade invoices and other receivables and $10,836 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $79,705 of accounts receivable reserves at February 4, 2003. As of January 4, 2003, the Company had approximately $276,889 of open trade accounts receivable and $10,440 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $87,512 of accounts receivable reserves at January 4, 2003. The net accounts receivable balance of $213,048 at February 4, 2003 was estimated to be the fair value of the Company's accounts receivable at February 4, 2003. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserves significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. At July 5, 2003, the Company had identified inventory with a carrying value of approximately $64,600 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of July 5, 2003, the Company had approximately $29,155 of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57,200 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company had approximately $32,785 of inventory reserves for excess, obsolete and other inventory adjustments. At January 4, 2003, the Company had identified inventory with a carrying value of approximately $61,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33,816 of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the reserves noted, was equal to its fair value at February 4, 2003. As of February 4, 2003, the Company expenses certain design, receiving, and other product related costs as incurred. These costs were previously capitalized.

    Long-lived Assets: As of February 4, 2003, property, plant and equipment was recorded at its fair value based upon the preliminary appraised values of such assets. See Notes 3 and 4. Intangible assets consist primarily of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company is based upon the preliminary appraised value of such assets as determined by an independent third party appraiser and the Company. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets. Adjustments to the preliminary fair values of fixed and intangible assets are recorded

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

as an adjustment to the fair value of such assets at February 4, 2003 and as a corresponding adjustment to goodwill. See Note 12.

    The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. For periods beginning after February 4, 2003, the estimated remaining useful lives of the Company's fixed assets and finite lived intangible assets are based upon the remaining useful lives of such assets as determined by independent third party appraisers and the Company.

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

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The Pension Plan's third party actuary has determined the total liability attributable to benefits owed to participants covered by the Pension Plan using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions set forth by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of January 4, 2003,
February 4, 2003 and July 5, 2003. The Pension Plan and the Company's plan of reorganization contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As of February 4, 2003 and July 5, 2003, the Company had recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9,380 and will be approximately $46,293 in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated condensed balance sheet at July 5, 2003. Cash contributions to the Pension Plan were $1,720 for the period February 5, 2003 to July 5, 2003. The remaining contributions to the Pension Plan to be paid in fiscal 2003 of $7,600 are classified with accrued liabilities at July 5, 2003.

    Stock-Based Compensation: Effective February 5, 2003, the Successor adopted the fair value method of accounting for stock options for all options granted by the Successor after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ('SFAS 148'). The Company uses the Black-Scholes model to calculate the fair value of stock option awards. The Black-Scholes model requires the

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. The Company emerged from bankruptcy on February 4, 2003, and as a result, the Company does not have sufficient stock price history upon which to base its volatility assumption. In determining the volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's emergence from bankruptcy and other factors in determining its stock price volatility assumption of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 40 months and the option term of ten years. The Company's risk-free rate of return assumption of 2.55% for options granted in fiscal 2003 is equal to the quoted yield for five-year U.S. treasury bonds as of March 12, 2003. The Company will re-evaluate its risk free rate of return assumptions and volatility assumptions annually in the first quarter of the fiscal year for options granted during that fiscal year.

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards ('SFAS') No. 123, Accounting for Stock-Based Compensation ('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25') and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the 'intrinsic value method'). Compensation expense related to restricted stock grants is recognized over the vesting period of the grants.

    The following table illustrates the effect that stock-based compensation would have had on net income (loss) and earnings per share of the Predecessor had such compensation been included in its net income (loss) and earnings per share for the period January 5, 2003 to February 4, 2003, for the Second Quarter of Fiscal 2002 and for the Six Months Ended July 6, 2002, respectively:

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        PREDECESSOR
                                                      ------------------------------------------------
                                                           PERIOD                           SIX MONTHS
                                                      JANUARY 5, 2003      THREE MONTHS       ENDED
                                                       TO FEBRUARY 4,     ENDED JULY 6,      JULY 6,
                                                            2003               2002            2002
                                                            ----               ----            ----
Net income (loss) as reported.......................     $2,358,537          $(31,989)      $(889,741)
Add: Stock-based employee compensation cost included
  in reported net income net of related income tax
  effects...........................................              8               108             217
Less: Stock-based employee compensation cost, net of
  income tax effects, that would have been included
  in the determination of net income (loss) if the
  fair value method had been applied to all
  awards............................................           (252)           (1,857)         (3,715)
                                                         ----------          --------       ---------
Net income (loss) -- pro forma......................     $2,358,293          $(33,738)      $(893,239)
                                                         ----------          --------       ---------
                                                         ----------          --------       ---------
Earnings per share:
    Basic -- as reported............................     $    44.51          $  (0.60)      $  (16.81)
                                                         ----------          --------       ---------
                                                         ----------          --------       ---------
    Basic -- pro forma..............................     $    44.50          $  (0.64)      $  (16.87)
                                                         ----------          --------       ---------
                                                         ----------          --------       ---------
    Diluted -- as reported..........................     $    44.51          $  (0.60)      $  (16.81)
                                                         ----------          --------       ---------
                                                         ----------          --------       ---------
    Diluted -- pro forma............................     $    44.50          $  (0.64)      $  (16.87)
                                                         ----------          --------       ---------
                                                         ----------          --------       ---------
Weighted average number of shares outstanding:
    Basic...........................................         52,990            52,936          52,936
                                                         ----------          --------       ---------
                                                         ----------          --------       ---------
    Diluted.........................................         52,990            52,936          52,936
                                                         ----------          --------       ---------
                                                         ----------          --------       ---------

    Stock-based compensation expense included in the consolidated condensed statement of operations for the Second Quarter of Fiscal 2003 was $765 (net of income tax benefit of $510) related to stock options and $527 (net of income tax benefit of $352) related to restricted stock grants. For the period February 5, 2003 to July 5, 2003, stock compensation expense related to stock options was $843 (net of income tax benefit of $562) and $581 (net of income tax benefit of $387) related to restricted stock grants. Included in stock-based compensation expense, for the period February 5, 2003 to July 5, 2003, is $150 related to the issue of shares of common stock to the directors for serving as members on the Board of Directors of the Company. The Company expects that total stock-based compensation expense for fiscal 2003 will be approximately $3,720 (net of income tax benefit of $2,480). See Note 18.

    The fair value of the stock options was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                    SUCCESSOR
                                                         --------------------------------
                                                         FOR THE THREE   FOR THE PERIOD
                                                         MONTHS ENDED   FEBRUARY 5, 2003
                                                         JULY 5, 2003    TO JULY 5, 2003
                                                         ------------    ---------------
Risk free rate of return...............................      2.55%            2.55%
Dividend yield(a)......................................       --               --
Expected volatility of the market price of the
  Company's common stock...............................      35.0%            35.0%
Expected option life...................................     5 years          5 years

---------

(a) the Company is restricted from paying dividends under the terms of the Exit Financing Facility and the terms of the indenture governing the Senior Notes.

    The Predecessor did not grant any stock-based compensation or stock options during the Six Months Ended July 6, 2002 or during the period January 5, 2003 to February 4, 2003.

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

    Property, Plant and Equipment: Property, plant and equipment as of July 5, 2003 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions during the period February 5, 2003 to July 5, 2003. As of January 4, 2003, property, plant and equipment is stated at historical costs net of accumulated depreciation. The estimated useful lives of such assets are summarized below:

Buildings..............................................    20 - 40 years
Building improvements..................................     2 - 20 years
Machinery and equipment................................     3 - 10 years
Furniture and fixtures.................................     7 - 10 years
Computer hardware......................................      3 - 5 years
Computer software......................................      3 - 7 years

    Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and related guidance and are amortized on a straight-line basis over the estimated useful life of the software (three to seven years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

    Intangible Assets: Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by an independent third party appraiser and the Company. Adjustments to the preliminary appraised amounts are recorded as adjustments to goodwill. Identifiable intangible assets with finite lives are amoritzed on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142 intangible assets with indefinite lives are not amortized. See Note 12.

    Goodwill: Goodwill represents the amount by which the Company's reorganization value exceeded the preliminary fair value of its tangible assets and identified intangible assets minus its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test.

    Deferred Financing Costs: Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the Company's Exit Financing Facility and the issuance of the Senior Notes. Such fees are amortized over the life of the related debt using the interest method. Amortization of deferred financing costs is included in interest expense.

    Other Assets: Other assets include certain barter credits and long-term rent receivable related to certain subleases. Barter assets are recognized when realized and deferred rent charges are recognized over the life of the related lease.

    Financial Instruments: The Company does not use derivative financial instruments for speculation or for trading purposes and has not done so since the Petition Date. The Company had no hedging financial instruments outstanding at July 5, 2003.

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

    Other Liabilities: Other long-term liabilities consist primarily of long-term accrued pension and post retirement benefit obligations.

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

    Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange. Assets and liabilities of the Company's foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders' equity (deficiency) and are included as part of other comprehensive income (loss). Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in other income and expense in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in cumulative translation adjustments. The consolidated condensed balance sheet at February 4, 2003 represents the fair value of the Company's assets at that date and, as a result, there is no cumulative translation adjustment on that date. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

    Reclassifications: Certain items have been reclassified to conform to the current period presentation.

    Recent Accounting Pronouncements: In November 2002, the Financial Accounting Standards Board (the 'FASB') issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ('FIN 45'). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ('SFAS 149'). FASB Statements
No. 133, Accounting for Derivative Instruments and Hedging Activities
('SFAS 133') and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as 'derivatives') and for hedging activities.
SFAS 149 amends SFAS 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's consolidated financial statements.

    During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ('SFAS 150'). SFAS 150 clarifies the accounting for certain financial instruments that could previously be accounted for as equity. SFAS 150 requires those instruments be classified as liabilities in statements of financial position and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company's consolidated financial statements.

NOTE 3 -- BUSINESS ENTERPRISE VALUE

    In conjunction with the preparation of the Plan, the Company engaged an independent third party appraisal and consulting firm (the 'BEV Appraiser') to prepare a valuation analysis of the reorganized Company. In preparing its analysis, the BEV Appraiser received certain publicly available historical information and financial statements of the Company, reviewed and discussed with management the Company's overall business plan, including long-term risks and opportunities, evaluated the Company's projections and the assumptions underlying the projections, considered the market value of publicly traded companies that are reasonably comparable to the Company, considered the purchase price paid in acquisitions of comparable companies and made such other analyses as the BEV Appraiser deemed necessary or appropriate for the purposes of the valuation. Based upon its analysis, the BEV Appraiser determined that the business enterprise value ('BEV') of the reorganized Company was between $730,000 and $770,000. Based upon the timing of the Debtors' emergence from bankruptcy, market conditions at the time of emergence and the net assets of the Company at the Effective Date, the Company determined its reorganization equity value of $503,548 by subtracting the Company's debt of $246,452 on the Effective Date from the mid-point ($750,000) of the BEV valuation range provided by the BEV Appraiser.

NOTE 4 -- FAIR VALUE OF CERTAIN LONG-TERM TANGIBLE AND INTANGIBLE ASSETS

    In order to implement the provisions of SFAS 141, the Company engaged an independent third party to appraise its various business units and long-term tangible and intangible assets and to assist the Company in allocating the reorganization value of the Company to its various assets and liabilities at February 4, 2003. The Company engaged an independent third party appraisal and consulting firm (the 'Asset Appraiser') separate from the BEV Appraiser to assist the Company in determining the fair value of the Company's long-term tangible assets and identifiable intangible assets. Based upon the reorganization value of the Company as determined by the BEV Appraiser, the Asset Appraiser provided detailed analysis of certain of the Company's long-term tangible and intangible assets. See Note 12.

NOTE 5 -- FRESH START REPORTING

    The Debtors' emergence from bankruptcy proceedings on February 4, 2003 resulted in a new reporting entity and adoption of fresh start reporting as of that date in accordance with SOP 90-7. The consolidated condensed balance sheet as of February 4, 2003 gives effect to adjustments in the

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

carrying value of assets and liabilities to fair value in accordance with the provisions of SOP 90-7 and SFAS 141.

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

    Reorganization adjustments resulted primarily from the:

    (a) distribution of cash of $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured lenders;

    (b) forgiveness of the Debtors' pre-petition debt;

    (c) issuance of New Common Stock and Second Lien Notes pursuant to the Plan;

    (d) payment of various administrative and other claims associated with the Company's emergence from bankruptcy;

    (e) adjustment of property, plant and equipment carrying values to fair value; and

    (f) adjustment of the carrying value of the Company's various trademarks and license agreements to fair value.

    These adjustments were based upon the work of the BEV Appraiser, Asset Appraiser and the Company, as well as other valuation estimates to determine the preliminary fair values of the Company's assets and liabilities. The table below reflects reorganization adjustments for the discharge of indebtedness, issuance of New Common Stock, issuance of Second Lien Notes, and the fresh start adjustments and the resulting fresh start consolidated balance sheet.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                           PREDECESSOR                                                             SUCCESSOR
                                           FEBRUARY 4,   DISCHARGE OF       ISSUANCE OF        FRESH START        FEBRUARY 4,
                                              2003       INDEBTEDNESS      NEW SECURITIES      ADJUSTMENTS           2003
                                              ----       ------------      --------------      -----------           ----
                 ASSETS

Current assets:
   Cash.................................   $    96,224    $  (75,533)(a)      $     --          $      15 (f)     $   20,706
   Restricted cash......................         6,100                                                100 (f)          6,200
   Accounts receivable..................       213,048                                                               213,048
   Inventories..........................       370,527                                            (22,494)(h)        348,033
   Prepaid expenses and other current
    assets..............................        30,890                                                                30,890
   Assets held for sale.................         1,485                                                                 1,485
   Deferred income taxes................         2,972                                              4,427 (e)          7,399
                                           -----------    ----------          --------          ---------         ----------
Current assets..........................       721,246       (75,533)               --            (17,952)           627,761
                                           -----------    ----------          --------          ---------         ----------
Property, plant and equipment...........       153,394                                            (24,037)(e)        129,357
Other assets:
   Licenses, trademarks and other
    intangible assets...................        86,904                                            277,796 (e)        364,700
   Deferred financing costs.............           859                           4,427 (d)                             5,286
   Other assets.........................         2,703                                                                 2,703
   Goodwill.............................            --      (515,659)(b)                         (176,175)(e)         34,142
                                                                               503,548 (c)            114 (f)
                                                                               197,019 (d)          2,801 (g)
                                                                                                   22,494 (h)
                                           -----------    ----------          --------          ---------         ----------
      Total other assets................        90,466      (515,659)          704,994            127,030            406,831
                                           -----------    ----------          --------          ---------         ----------
                                           $   965,106    $ (591,192)         $704,994          $  85,041         $1,163,949
                                           -----------    ----------          --------          ---------         ----------
                                           -----------    ----------          --------          ---------         ----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
              (DEFICIENCY)
Liabilities not subject to compromise:
 Current liabilities:
   Current portion of long-term debt....   $     5,050                                                            $    5,050
   Debtor-in-possession revolving credit
    facility............................            --                                                                    --
   Revolving credit facility............            --    $   30,579 (a)      $  6,377 (d)      $   2,244 (f)         39,200
   Accounts payable.....................       123,235                                               (859)(f)        122,376
   Accrued liabilities..................       109,530            --            (5,873)(d)         (1,156)(f)        105,302
                                                                                                    2,801 (g)
   Accrued income taxes payable.........        28,140                                                 --             28,140
                                           -----------    ----------          --------          ---------         ----------
      Total current liabilities.........       265,955        30,579               504              3,030            300,068
                                           -----------    ----------          --------          ---------         ----------
 Long-term debt:
   Second Lien Notes....................            --            --           200,942 (d)             --            200,942
   Capital lease obligations............         1,260                                                                 1,260
Liabilities subject to compromise.......     2,499,385      (106,112)(a)            --                 --                 --
                                                          (2,393,273)(b)
Deferred income taxes...................         4,964                                             82,011 (e)         86,975
Other long-term liabilities.............        71,156                                                                71,156
Stockholders' equity (deficiency):
   Common Stock, $0.01 par value........           654          (654)(b)           450 (c)             --                450
   Additional paid-in capital...........       908,939      (908,939)(b)       503,098 (c)             --            503,098
   Accumulated other comprehensive
    loss................................       (92,671)       92,671 (b)            --                 --                 --
   Deficit..............................    (2,380,615)    2,380,615 (b)            --                 --                 --
   Treasury stock, at cost..............      (313,889)      313,889 (b)            --                 --                 --
   Unearned stock compensation..........           (32)           32 (b)            --                 --                 --
                                           -----------    ----------          --------          ---------         ----------
      Total stockholders' equity
        (deficiency)....................    (1,877,614)    1,877,614           503,548                 --            503,548
                                           -----------    ----------          --------          ---------         ----------
                                           $   965,106    $ (591,192)         $704,994          $  85,041         $1,163,949
                                           -----------    ----------          --------          ---------         ----------
                                           -----------    ----------          --------          ---------         ----------

                                                        (footnotes on next page)

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

(footnotes from previous page)

(a) Utilized excess cash of $75,533 and borrowed $30,579 under the Exit Financing Facility to pay $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured creditors; such amounts were included in liabilities subject to compromise.
(b) Reflects the discharge of pre-petition indebtedness of $2,393,273 (not including $106,112 in cash paid to pre-petition secured lenders) and cancellation of all outstanding shares of Old Common Stock ($654), including all options and restricted stock, additional paid-in capital
     ($908,939), treasury stock ($313,889), unearned stock compensation ($32) and elimination of accumulated other comprehensive loss ($92,671) and deficit ($2,380,615). A corresponding amount of $515,659 was recorded as a decrease in goodwill.
(c)  Reflects the issuance of 44,999,973 shares of New Common
     Stock and recognition of reorganization equity value of $503,548 as determined by the BEV Appraiser pursuant to the provisions of the Plan. A corresponding amount of $503,548 was recorded as an increase in goodwill.
(d)  Reflects the issuance of $200,942 principal amount of Second
     Lien Notes pursuant to the terms of the Plan. The Company paid a bonus of $5,873 in cash and securities to the Company's former Chief Executive Officer pursuant to the terms of the Plan and paid $4,427 of deferred financing costs. The cash portion of these payments was funded by borrowing $6,377 under the Exit Financing Facility. A corresponding amount of $197,019 was recorded as an increase in goodwill.
(e) Reflects $24,037 adjustment to fixed assets to their fair value of $129,357 as determined by the Asset Appraiser, $277,796 to intangible assets to reflect their fair value of $364,700 as determined by the Asset Appraiser, the recognition of deferred income tax liability of $82,011 and the recognition of deferred tax assets of $4,427 related to the preliminary fair value adjustments noted above. A corresponding amount of $176,175 was recorded as a decrease in goodwill.
(f) Borrowed $2,244 under the Exit Financing Facility to pay certain administrative and priority claims aggregating $859 and $1,156, unaccrued tax claims of $114, the translation escrow account (subsequently released to the Company) of $100 and provide additional cash funds at closing of $15. A corresponding amount of $114 was recorded as an increase in goodwill.
(g) Reflects the recording of an unfavorable contract commitment of $2,801 related to one of the Company's distribution facilities. A corresponding amount of $2,801 was recorded as an increase in goodwill.
(h) Reflects adjustments of $22,494 to adjust inventory to its fair value of $348,033. A corresponding amount of $22,494 was recorded as an increase in goodwill.

NOTE 6 -- REORGANIZATION ITEMS

    In connection with the Chapter 11 Cases, the Company initiated strategic and organizational changes to streamline the Company's operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001 and fiscal 2002 will not be completed until the end of fiscal 2003. The Company has recorded reductions to the net realizable value for assets the Company believes will not be fully realized when they are sold or abandoned.

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

                                                                   PREDECESSOR
                                                    -----------------------------------------
                                                                       PERIOD
                                                                     JANUARY 5,    SIX MONTHS
                                                    THREE MONTHS      2003 TO        ENDED
                                                        ENDED       FEBRUARY 4,     JULY 6,
                                                    JULY 6, 2002        2003          2002
                                                    ------------        ----          ----
Legal and professional fees.......................     $ 7,737        $ 4,501       $14,918
Lease and contract terminations...................          --         10,098            --
Employee contracts and retention..................       5,261         14,540        10,424
Facility shutdown costs...........................          --             82            --
Loss from sale of Penhaligon's and GJM............         (39)            --         2,100
GECC lease settlement.............................      22,907             --        22,907
Write-off of fixed assets related to retail stores
  closed..........................................       4,990             --         4,990
Employee benefit costs related to plant
  closings........................................         979             --           979
Loss from sales of fixed and other assets.........        (231)            70          (105)
Other.............................................         950            631         1,872
                                                       -------        -------       -------
                                                       $42,554        $29,922       $58,085
                                                       -------        -------       -------
                                                       -------        -------       -------
Cash portion of reorganization items..............     $13,948        $14,361       $26,091
Non-cash portion of reorganization items..........      28,606         15,561        31,994

NOTE 7 -- RESTRUCTURING ITEMS

    In the Second Quarter of Fiscal 2003, the Company continued the process of consolidating its manufacturing and distribution operations in accordance with the Plan. Included in restructuring charges are accruals for closing and or consolidating two sewing plants located in Puerto Cortes, Honduras and Los Angeles, CA, one cutting and warehousing facility in Thomasville, GA and a distribution facility in Secaucus, NJ, of $6,071 and $6,140 for the Second Quarter of Fiscal 2003 and the period February 5, 2003 to July 5, 2003, respectively. Facility shutdown costs primarily relate to severance and other benefits payable to approximately 670 terminated employees. The Company expects that substantially all payments to terminated employees will be completed by the end of fiscal 2003. A summary of restructuring items is as follows:

                                                              SUCCESSOR
                                                  ---------------------------------
                                                                       PERIOD
                                                  THREE MONTHS    FEBRUARY 5, 2003
                                                     ENDED           TO JULY 5,
                                                  JULY 5 2003           2003
                                                  -----------           ----
Contract termination costs......................     $2,500            $2,500
Facility shutdown costs.........................      3,571             3,590
Other...........................................         --                50
                                                     ------            ------
                                                     $6,071            $6,140
                                                     ------            ------
                                                     ------            ------
Cash portion of restructuring items.............     $5,905            $5,974
Non-cash portion of restructuring items.........        166               166

NOTE 8 -- BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company operates in three business segments or groups: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group. During fiscal 2002, the Company operated in

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

four business segments or groups (i) Intimate Apparel Group; (ii) Sportswear Group; (iii) Swimwear Group; and (iv) Retail Stores Group. Because the Company has closed over 200 retail stores since January 1999, the retail stores no longer represent a material portion of the Company's net revenues (retail stores accounted for 2.56% of consolidated net revenue in the period February 5, 2003 to July 5, 2003). In addition, the operations of the remaining retail stores have been combined both on a functional and on a reporting basis with the operations of the Company's three wholesale business groups. Beginning in fiscal 2003, the operations of the Retail Stores Group are being included with the Company's three wholesale groups according to the type of product sold. Certain financial information contained in this Quarterly Report on Form 10-Q has been restated to correspond to the Company's current segment presentation.

    The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's'r', Olga'r', Body Nancy Ganz'TM'/Bodyslimmers'r', Calvin Klein'r', Lejaby'r' and Rasurel'r' brand names. The Intimate Apparel Group also operates 29 retail stores, including 11 full price Calvin Klein underwear retail stores in Asia, five full price Calvin Klein underwear retail stores in Europe, two Warnaco outlet stores in Canada and 11 Warnaco outlet retail stores in Europe.

    The Sportswear Group designs, sources and markets mass market to premium priced men's and women's sportswear under the Calvin Klein'r', Chaps Ralph Lauren'r', A.B.S. by Allen Schwartz'r', Catalina'r' and White Stag'r' brand names. The Sportswear Group also operates four full price A.B.S. by Allen Schwartz retail stores.

    The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo'r'/Speedo Authentic Fitness'r', Anne Cole'r', Cole of California'r', Sunset Beach'r', Sandcastle'r', Catalina'r', White Stag'r', Lifeguard'r', Nautica'r' and Calvin Klein'r' brand names. The Swimwear Group also operates 45 full price Speedo Authentic Fitness retail stores (including one online store).

    The accounting policies of the segments are the same as those described in
Note 2 -- Significant Accounting Policies.

    During the Company's bankruptcy, the Company sold assets, wrote down impaired assets, recorded an impairment charge related to the adoption of SFAS 142 and stopped amortizing goodwill and certain intangible assets that were previously amortized. In addition, on February 4, 2003, the Company emerged from bankruptcy and adopted fresh start reporting in accordance with the provisions of SOP 90-7. The adoption of fresh start reporting resulted in adjustments of the Company's assets and liabilities to fair value. As a result of these changes and adjustments, depreciation and amortization expense has decreased by in excess of $20,000 annually from the amounts reported in previous years. For informational purposes, the Company has separately identified the depreciation and amortization components of operating income (loss) in the following table. The presentation of segment information for prior periods has been restated to reflect the current classification of the Company's business groups. Information by business group is set forth below:

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                  INTIMATE
                                  APPAREL    SPORTSWEAR   SWIMWEAR     GROUP      CORPORATE/
                                   GROUP       GROUP       GROUP       TOTAL      OTHER ITEMS     TOTAL
                                   -----       -----       -----       -----      -----------     -----
    Successor
For the three months ended
  July 5, 2003
    Net revenues................  $134,824    $ 90,975    $110,045   $  335,844    $     --     $  335,844
    Operating income (loss).....    11,913      (3,692)     14,276       22,497     (33,293)       (10,796)
    Depreciation and
      amortization..............     3,580       1,895       1,053        6,528       9,752         16,280
    Restructuring items.........        --          --          --           --       6,071          6,071

For the period February 5, 2003
  to July 5, 2003
    Net revenues................  $249,228    $189,030    $223,910   $  662,168    $     --     $  662,168
    Operating income............    28,469      10,285      44,236       82,990     (50,500)        32,490
    Depreciation and
      amortization..............     4,704       2,419       2,056        9,179      17,147         26,326
    Restructuring items.........        --          --          --           --       6,140          6,140
----------------------------------------------------------------------------------------------------------

    Predecessor
For the period January 5, 2003
  to February 4, 2003
    Net revenues................  $ 36,656    $ 41,091    $ 38,213   $  115,960    $     --     $  115,960
    Operating income (loss).....     2,508       5,910       8,443       16,861     (36,350)       (19,489)
    Depreciation and
      amortization..............     1,137         877         634        2,648       1,863          4,511
    Reorganization items........        --          --          --           --      29,922         29,922

For the three months ended
  July 6, 2002
    Net revenues................  $159,535    $107,199    $115,033   $  381,767    $     --     $  381,767
    Operating income (loss).....    16,078       3,099      13,356       32,533     (59,818)       (27,285)
    Depreciation and
      amortization..............     5,721       2,555       2,022       10,298       4,701         14,999
    Reorganization items........        --          --          --           --      42,554         42,554

For the six months ended
  July 6, 2002
    Net revenues................  $317,872    $236,403    $237,544   $  791,819    $     --     $  791,819
    Operating income (loss).....    20,929      13,179      33,635       67,743     (94,265)       (26,522)
    Depreciation and
      amortization..............    10,441       4,935       4,071       19,447       9,564         29,011
    Reorganization items........        --          --          --           --      58,085         58,085

Total Assets

    Successor
    July 5, 2003................  $389,415    $225,300    $290,417   $  905,132    $232,412     $1,137,544
    February 4, 2003............   376,574     343,666     294,622    1,014,862     149,087      1,163,949
----------------------------------------------------------------------------------------------------------

    Predecessor
    January 4, 2003.............  $305,059    $147,815    $204,126   $  657,000    $290,880     $  947,880

    A reconciliation of total group operating income (loss) to total consolidated income (loss) before the provision for income taxes and the cumulative effect of a change in accounting principle for the Second Quarter of Fiscal 2003, the Second Quarter of Fiscal 2002, the period February 5, 2003 to

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

July 5, 2003, the period January 5, 2003 to February 4, 2003 and the Six Months Ended July 6, 2002 is as follows:

                                                               SUCCESSOR      PREDECESSOR
                                                             -------------   -------------
                                                             THREE MONTHS    THREE MONTHS
                                                             ENDED JULY 5,   ENDED JULY 6,
                                                                2003            2002
                                                             -------------   -------------

Operating loss.............................................    $(10,796)       $(27,285)
Other (income) loss........................................      (1,363)             --
Interest expense...........................................       5,423           3,095
                                                               --------        --------
Loss before provision (benefit) for income taxes...........    $(14,856)       $(30,380)
                                                               --------        --------
                                                               --------        --------

                                                SUCCESSOR                 PREDECESSOR
                                             ----------------   -------------------------------
                                               PERIOD              PERIOD         SIX MONTHS
                                             FEBRUARY 5, 2003   JANUARY 5, 2003     ENDED
                                             TO JULY 5,         TO FEBRUARY 4,     JULY 6,
                                                2003                2003             2002
                                             ----------------   ---------------   -------------

Operating income (loss)....................      $32,490          $  (19,489)       $(26,522)
Gain on cancellation of pre-petition
  indebtedness.............................           --          (1,692,696)             --
Fresh start adjustments....................           --            (765,726)             --
Other (income) loss........................       (1,328)                359              --
Interest expense...........................        9,851               1,887          10,059
                                                 -------          ----------        --------
Income (loss) before provision for income
  taxes and cumulative effect of change
  in accounting principle..................      $23,967          $2,436,687        $(36,581)
                                                 -------          ----------        --------
                                                 -------          ----------        --------

GEOGRAPHIC INFORMATION

                                                               SUCCESSOR      PREDECESSOR
                                                             -------------   -------------
                                                             THREE MONTHS    THREE MONTHS
                                                             ENDED JULY 5,   ENDED JULY 6,
                                                                2003            2002
                                                             -------------   -------------
Net revenues:
    United States..........................................    $250,269        $304,773
    Canada.................................................      23,079          19,834
    Europe.................................................      52,339          47,186
    Mexico.................................................       5,013           6,038
    Asia...................................................       5,144           3,936
                                                               --------        --------
                                                               $335,844        $381,767
                                                               --------        --------
                                                               --------        --------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                SUCCESSOR                 PREDECESSOR
                                             ----------------   -------------------------------
                                                PERIOD            PERIOD          SIX MONTHS
                                             FEBRUARY 5, 2003   JANUARY 5, 2003     ENDED
                                              TO JULY 5,        TO FEBRUARY 4,     JULY 6,
                                                 2003              2003              2002
                                             ----------------   ---------------   -------------
Net revenues
    United States..........................      $507,229          $ 87,247         $635,842
    Canada.................................        40,127             5,872           41,684
    Europe.................................        95,918            19,205           94,292
    Mexico.................................         8,880             1,849           11,811
    Asia...................................        10,014             1,787            8,190
                                                 --------          --------         --------
                                                 $662,168          $115,960         $791,819
                                                 --------          --------         --------
                                                 --------          --------         --------

                                                         SUCCESSOR                PREDECESSOR
                                              -------------------------------   ----------------
                                              JULY 5, 2003   FEBRUARY 4, 2003   JANUARY 4, 2003
                                              ------------   ----------------   ----------------
Property, plant and equipment, net
    United States...........................    $101,224         $118,548           $137,351
    All other...............................      10,228           10,809             19,361
                                                --------         --------           --------
                                                $111,452         $129,357           $156,712
                                                --------         --------           --------
                                                --------         --------           --------

INFORMATION ABOUT MAJOR CUSTOMERS

    In the First Half of Fiscal 2003 one customer, Wal-Mart, accounted for approximately 11.8% of the Company's net revenues. In the First Half of Fiscal 2002 two customers, Wal-Mart and Federated Department Stores, Inc., accounted for approximately 11.74% and 10.24%, respectively, of the Company's net revenues.

NOTE 9 -- COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

                                                               SUCCESSOR      PREDECESSOR
                                                             -------------   -------------
                                                             THREE MONTHS    THREE MONTHS
                                                             ENDED JULY 5,   ENDED JULY 6,
                                                                2003            2002
                                                             -------------   -------------
Net loss...................................................    $ (8,464)       $(31,989)
Other comprehensive income (loss):
    Foreign currency translation adjustments...............       8,513             126
    Change in unfunded minimum pension liability...........          --          (2,000)
    Unrealized gain (loss) on marketable securities........         (56)             67
                                                               --------        --------
                                                                  8,457          (1,807)
                                                               --------        --------
        Total comprehensive income (loss)..................    $     (7)       $(33,796)
                                                               --------        --------
                                                               --------        --------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                SUCCESSOR                 PREDECESSOR
                                             ----------------   -------------------------------
                                                  PERIOD             PERIOD         SIX MONTHS
                                             FEBRUARY 5, 2003   JANUARY 5, 2003        ENDED
                                                TO JULY 5,       TO FEBRUARY 4,       JULY 6,
                                                   2003               2003             2002
                                             ----------------   ---------------   -------------
Net income (loss)..........................      $14,175          $2,358,537        $(889,741)
Other comprehensive income (loss):
    Foreign currency translation
      adjustments..........................        8,398                 244            1,856
    Change in unfunded minimum pension
      liability............................           --                  --           (4,000)
    Unrealized gain on marketable
      securities...........................           25                 308               22
                                                 -------          ----------        ---------
                                                   8,423                 552           (2,122)
                                                 -------          ----------        ---------
        Total comprehensive income
          (loss)...........................      $22,598          $2,359,089        $(891,863)
                                                 -------          ----------        ---------
                                                 -------          ----------        ---------

    The components of accumulated other comprehensive loss are as follows:

                                                              SUCCESSOR         PREDECESSOR
                                                        ---------------------   ------------
                                                        JULY 5,   FEBRUARY 4,   JANUARY 4,
                                                         2003       2003           2003
                                                        -------   -----------   ------------
Foreign currency translation adjustments..............  $8,398      $   --        $(20,408)
Change in unfunded minimum pension liability..........      --          --         (72,659)
Unrealized gain (loss) on marketable securities,
  net.................................................      25          --            (156)
                                                        ------      ------        --------
Total accumulated other comprehensive income (loss)...  $8,423      $   --        $(93,223)
                                                        ------      ------        --------
                                                        ------      ------        --------

NOTE 10 -- INCOME TAXES

PREDECESSOR COMPANY

    The provision for income taxes of $78,150 for the period January 5, 2003 to February 4, 2003 consists of a deferred income tax provision of $77,584 related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start reporting and accrued income taxes on foreign earnings of $566.

    As of February 4, 2003, the Company had recorded a valuation allowance against deferred tax assets to reduce the amount of deferred tax assets created as a result of the adoption of fresh start reporting to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The future recognition of such amount will first reduce goodwill. Should the recognition of net deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

    The Company has also established a valuation allowance against certain foreign net operating loss carry-forwards to reduce them to the amount that will more likely than not be realized.

SUCCESSOR COMPANY

    The income tax benefit of $6,392 for the Second Quarter of Fiscal 2003 consists of an income tax benefit of $9,654 on domestic losses offset by an income tax expense of $3,262 on foreign earnings. The provision for income taxes of $9,792 for the period February 5, 2003 to July 5, 2003 consists of income taxes of $2,800 on domestic earnings and income taxes of $6,992 on foreign earnings.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    During the Second Quarter of Fiscal 2003, the Company increased its valuation allowance by $33,448 to $156,800 and reduced its deferred tax asset by $5,717 to an amount that will, more likely than not, be realized. Both the increase in the Company's valuation allowance and the decrease in the deferred tax asset have been recorded against goodwill. See Note 12. Additionally the Company has not provided any tax benefit for certain foreign losses incurred in the Second Quarter of Fiscal 2003.

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

NOTE 11 -- INVENTORIES

                                                            SUCCESSOR          PREDECESSOR
                                                      ----------------------   -----------
                                                      JULY 5,    FEBRUARY 4,   JANUARY 4,
                                                        2003       2003          2003
                                                      --------   -----------   -----------
Finished goods......................................  $219,359    $266,061      $281,610
Work in process.....................................    53,439      68,914        51,792
Raw materials.......................................    45,060      45,843        45,682
                                                      --------    --------      --------
                                                       317,858     380,818       379,084
Less: reserves(a)...................................    29,155      32,785        33,816
                                                      --------    --------      --------
                                                      $288,703    $348,033      $345,268
                                                      --------    --------      --------
                                                      --------    --------      --------

---------

 (a) Inventory reserves are based upon the estimated recoveries the Company expects to receive from the disposition of excess and obsolete inventory. As of July 5, 2003, February 4, 2003 and January 4, 2003 the Company had identified inventory with a carrying value of $64,600, $57,200 and $61,500, respectively, as potentially excess and/or obsolete.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 12 -- GOODWILL AND INTANGIBLE ASSETS

                                                            SUCCESSOR          PREDECESSOR
                                                      ----------------------   -----------
                                                      JULY 5,    FEBRUARY 4,   JANUARY 4,
                                                        2003       2003          2003
                                                      --------   -----------   -----------
Indefinite lived intangible assets:
    Trademarks......................................  $168,988    $202,500       $61,978
    Licenses in perpetuity..........................   139,900     139,900        19,327
Finite lived assets:
    Licenses for a term, at cost, net of accumulated
      amortization..................................    10,278       9,700         5,522
    Sales order backlog, at cost, net of accumulated
      amortization..................................     2,100      12,600            --
                                                      --------    --------       -------
Intangible assets, net..............................  $321,266    $364,700       $86,827
                                                      --------    --------       -------
                                                      --------    --------       -------

    Accumulated amortization related to finite lived licenses for a term at July 5, 2003, February 4, 2003 and January 4, 2003 was $679, $0 and $2,494,
respectively. Accumulated amortization of sales order backlog was $10,500 at July 5, 2003. Amortization expense for the Second Quarter of Fiscal 2003 and Second Quarter of Fiscal 2002 was $6,709 and $226, respectively. Amortization expense for the period February 5, 2003 to July 5, 2003 was $11,179 and amortization expense for the Six Months Ended July 6, 2002 was $452. Amortization expense is expected to be $14,102 for fiscal 2003 and $1,639 in each of fiscal 2004 through fiscal 2008. The following table summarizes intangible assets since February 4, 2003:

                                                     LICENSES
                                                        IN          LICENSES FOR    SALES ORDER
                                      TRADEMARKS    PERPETUITY         A TERM         BACKLOG      TOTAL
                                      ----------    ----------         ------         -------      -----
Balance at February 4, 2003.........   $202,500      $139,900         $ 9,700        $ 12,600     $364,700
    Amortization expense............         --            --            (679)        (10,500)     (11,179)
    Adjustments to preliminary fair
      value.........................    (34,500)           --              --              --      (34,500)
    Translation adjustments.........        988            --           1,257              --        2,245
                                       --------      --------         -------        --------     --------
Balance at July 5, 2003.............   $168,988      $139,900         $10,278        $  2,100     $321,266
                                       --------      --------         -------        --------     --------
                                       --------      --------         -------        --------     --------

    The following table summarizes the changes in the carrying amount of goodwill for the period February 5, 2003 to July 5, 2003:

Goodwill balance at February 4, 2003.......................  $34,142
Adjustments:
    Fixed assets -- fair value.............................    9,722
    Trademarks -- fair value...............................   34,500
    Deferred income taxes..................................    9,999
    Other..................................................    1,600
                                                             -------
Goodwill balance at July 5, 2003...........................  $89,963
                                                             -------
                                                             -------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    In June 2001, the FASB issued SFAS 142. SFAS 142 eliminated the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS 142 addresses financial accounting and reporting for intangible assets and acquired goodwill. SFAS 142 requires that indefinite lived intangible assets be tested for impairment at least annually. Intangible assets with finite useful lives are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

    Under the provisions of SFAS No. 142, goodwill is deemed potentially impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. As of January 5, 2002, the Company had incurred losses in each of its two previous fiscal years and had filed for bankruptcy. As a result the Company's BEV had decreased. Intangible assets are deemed impaired if the carrying amount exceeds the fair value of the assets. The Company obtained an independent appraisal of its BEV in connection with the preparation of the Plan. The Company allocated the appraised BEV to its various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 (net of income tax benefit of $53,513) as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002. The remaining value of intangible assets with indefinite useful lives after the adoption of SFAS No. 142 was $81,305 and the remaining value of other intangible assets with finite lives was $6,316.

    Goodwill at July 5, 2003 reflects adjustments of $55,821 to the preliminary estimates of the fair value of fixed and intangible assets, and accrued liabilities and the related deferred income taxes and valuation allowance as a result of changes in the preliminary fair values of fixed assets, trademarks and accrued liabilities. The reductions in fixed and intangible assets resulted in a corresponding increase in the valuation allowance related to deferred taxes which increased goodwill.

NOTE 13 -- PROPERTY, PLANT AND EQUIPMENT

                                                                     SUCCESSOR           PREDECESSOR
                                                              ------------------------   -----------
                                                              JULY 5,      FEBRUARY 4,   JANUARY 4,
                                                                2003         2003           2003
                                                              ----------   -----------   -----------
Land and land improvements..................................   $  1,373     $  1,305      $   1,223
Building and building improvements..........................     19,366       23,071         51,513
Furniture and fixtures......................................     14,834       15,813        101,861
Machinery and equipment.....................................     32,059       32,072         73,104
Computer hardware and software..............................     57,162       56,778        169,194
Construction in progress....................................      1,805          318            435
                                                               --------     --------      ---------
                                                               $126,599     $129,357      $ 397,330
Less: Accumulated depreciation and amortization.............    (15,147)          --       (240,618)
                                                               --------     --------      ---------
Property, plant and equipment, net..........................   $111,452     $129,357      $ 156,712
                                                               --------     --------      ---------
                                                               --------     --------      ---------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 14 -- LIABILITIES SUBJECT TO COMPROMISE

    The following table summarizes liabilities subject to compromise at January 4, 2003, all of which were discharged upon the Company's emergence from bankruptcy on February 4, 2003:

                                                                  PREDECESSOR
                                                              -------------------
                                                              JANUARY 4, 2003(a)
                                                              ------------------
Current liabilities:
    Accounts payable (a)....................................      $  385,931
    Accrued liabilities, including unsecured GECC claim
      (b)...................................................         128,567
Debt:
    $600 million term loan..................................         584,824
    Revolving credit facilities.............................       1,013,995
    Term loan agreements....................................          27,034
    Capital lease obligations...............................           1,265
    Foreign credit facilities...............................         146,958
    Equity Agreement Notes..................................          56,506
    Company-obligated mandatorily redeemable preferred
      securities............................................         120,000
    Other liabilities.......................................          21,002
                                                                  ----------
        Liabilities subject to compromise (c)...............      $2,486,082
                                                                  ----------
                                                                  ----------

---------

(a) Accounts payable includes $349,737 of trade drafts payable at January 4, 2003. As a result of the Chapter 11 Cases, no principal or interest payments were made on unsecured pre-petition debt.
(b)  See Note 15.
(c) Due to the settlement of final claims in connection with the consummation of the Plan, the total amount of liabilities subject to compromise discharged on February 4, 2003 was $2,499,385. See Note 5.

NOTE 15 -- DEBT

                                                                    SUCCESSOR           PREDECESSOR
                                                             ------------------------   -----------
                                                             JULY 5,      FEBRUARY 4,   JANUARY 4,
                                                               2003         2003           2003
                                                             ----------   -----------   -----------
Exit Financing Facility....................................   $     --     $ 39,200     $        --
GECC debt..................................................      1,460        4,890           5,603
Second Lien Notes..........................................         --      200,942              --
8.78% Senior Notes due 2013................................    210,000           --              --
Capital lease obligations..................................      1,326        1,420           2,679
$600 million term loan.....................................         --           --         584,824
Revolving credit facilities................................         --           --       1,013,995
Term loan agreements.......................................         --           --          27,034
Foreign credit facilities..................................         --           --         146,958
Equity Agreement Notes.....................................         --           --          56,506
                                                              --------     --------     -----------
                                                               212,786      246,452       1,837,599
Current portion............................................     (1,512)     (44,250)         (5,765)
Reclassified to liabilities subject to compromise..........         --           --      (1,830,582)
                                                              --------     --------     -----------
    Total long-term debt...................................   $211,274     $202,202     $     1,252
                                                              --------     --------     -----------
                                                              --------     --------     -----------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

SENIOR NOTES

    On June 12, 2003 Warnaco completed the sale of $210,000 Senior Notes at par. The Senior Notes mature on June 15, 2013. The Senior Notes bear interest at
8 7/8% payable semi-annually beginning December 15, 2003. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries. The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at July 5, 2003. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200,942 and accrued interest thereon of $1,987. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering of approximately $7,071. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement grants the holders of the Senior Notes certain exchange and registration rights that required the Company to file a registration statement with the SEC within 60 days after the issuance of the Senior Notes. If, within the time periods specified in the registration rights agreement, the Company is unable to complete a registration and exchange of the Senior Notes or, alternatively, cause to be declared effective a shelf registration statement for the resale of the Senior Notes, the Company will be required to pay special interest to the holders of the Senior Notes. Special interest will accrue at a rate of 0.25% per annum during the 90 day period immediately following the occurrence of a registration default and will increase by 0.25% per annum at the end of each subsequent 90 day period, but in no event shall exceed 1.0% per annum. The Company filed the required registration statement on August 8, 2003. No principal payments prior to the maturity date are required.

EXIT FINANCING FACILITY

    On the Effective Date the Company entered into the $275,000 Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275,000 to $325,000, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.50% (5.50% at July 5, 2003) or at the London Interbank Offered Rate ('LIBOR') plus 2.50% (approximately 3.6% at July 5, 2003). Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

level, a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of July 5, 2003, the Company was in compliance with the covenants of the Exit Financing Facility. Initial borrowings under the Exit Financing Facility on the Effective Date were $39,200. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of Warnaco's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of July 5, 2003, the Company had repaid all amounts owing under the Exit Financing Facility and had approximately $51,108 of cash available as collateral against outstanding letters of credit of $56,211. At July 5, 2003, the Company had $150,788 of credit available under the Exit Financing Facility.

SECOND LIEN NOTES

    In accordance with the Plan, on the Effective Date, the Company issued $200,942 Second Lien Notes to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were scheduled to mature on February 4, 2008, subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bore an annual interest rate (9.5% at July 5, 2003) which was the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contained certain covenants that, among other things, limited investments and asset sales, and prohibited the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes were guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, were secured by a second priority lien on substantially the same assets which secured the Exit Financing Facility. The Second Lien Notes were payable in equal annual installments of $40,188 beginning in April 2004 through April 2008. Second Lien Note principal payments could only be made if the Company achieved a defined fixed charge coverage ratio and had additional borrowing availability, after the principal payment, of $75,000 or more under the Exit Financing Facility.

    All outstanding principal and accrued interest on the Second Lien Notes of $202,929 was repaid with the proceeds of the Company's offering, on June 12, 2003, of the $210,000 Senior Notes.

GECC

    On June 12, 2002, the Bankruptcy Court approved the Predecessor's settlement of certain operating lease agreements with General Electric Capital Corporation ('GECC'). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. The terms of the settlement agreement require the Company to make payments to GECC totaling $15,200. The net present value of the remaining GECC payments of $1,460 is classified with the current portion of long-term debt at July 5, 2003. Remaining amounts payable to GECC will be paid in monthly installments of $750 including

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

interest through November 2003. Obligations to GECC are secured by first priority liens on the applicable assets.

OTHER DEBT

    Certain of the Company's foreign subsidiaries are parties to capital lease obligations related to certain facilities and equipment. The total amount of capital lease obligations outstanding at July 5, 2003, February 4, 2003 and January 4, 2003 related to these leases were approximately $1,326, $1,420 and $2,679, of which $52, $160 and $162 are included with the current portion of long-term debt, respectively.

NOTE 16 -- RELATED PARTY TRANSACTIONS

    In anticipation of the Company's emergence from bankruptcy protection, the Company entered into a consulting agreement with Alvarez & Marsal, Inc. ('A&M') on January 29, 2003 (as supplemented by a March 18, 2003 letter agreement, collectively the 'A&M Agreement'). The A&M Agreement provides, among other things, for certain executive services to be provided to the Company (including but not limited to the services of Antonio C. Alvarez as President and Chief Executive Officer of the Company through April 30, 2003, James P. Fogarty as Chief Financial Officer of the Company and other personnel) as well as the payment of additional fees upon the consummation of certain transactions involving the Company and, upon certain conditions, the right to participate in the Company's Incentive Compensation Plan for certain periods in fiscal 2003. Pursuant to the A&M Agreement, during the Second Quarter of Fiscal 2003, the Company paid A&M a total amount of $1,174, consisting of payments for executive services in the amount of $514 and $660 of transaction bonuses. For the period February 5, 2003 to July 5, 2003, total payments to A&M under the A&M Agreement were $1,731, consisting of payments for executive services in the amount of $1,071 and $660 of transaction bonuses. Pursuant to the terms of the Plan, Mr. Alvarez received Second Lien Notes in the principal amount of $942 in connection with the Company's emergence from bankruptcy on February 4, 2003. Such notes, with accrued interest thereon, were repaid with proceeds from the sale of the Senior Notes on June 12, 2003.

NOTE 17 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                        SUCCESSOR                PREDECESSOR
                                                     ----------------   ------------------------------
                                                         PERIOD             PERIOD          SIX MONTHS
                                                     FEBRUARY 5, 2003   JANUARY 5, 2003        ENDED
                                                       TO JULY 5,        TO FEBRUARY 4,       JULY 6,
                                                          2003               2003              2002
                                                     ----------------   ---------------   ------------
Cash paid during the year for:
    Interest.......................................        8,435            14,844            5,802
    Income taxes, net of refunds received..........       11,370               273          (12,037)
Supplemental non cash investing and financing
  activities:
    Debt issued for purchase of fixed assets(a)....           --                --            9,071

---------

(a) Represents debt incurred and assets purchased under the GECC lease settlement. See Note 15.

NOTE 18 -- STOCKHOLDERS' EQUITY (DEFICIENCY)

    The Successor has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There are no shares of preferred stock issued and outstanding. The Successor has authorized an aggregate of 112,500,000 shares of New Common Stock of which the Successor

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

issued 44,999,973 shares pursuant to the terms of the Plan. A further 23,540 shares were issued to the Company's directors on May 28, 2003 as partial compensation for serving as members on the Board of Directors of the Company. The total number of shares of New Common Stock issued and outstanding at July 5, 2003 was 45,023,513. On March 12, 2003, pursuant to the terms of the 2003 Stock Incentive Plan (the 'Stock Incentive Plan'), the Company issued 498,500 shares of restricted stock to certain of its employees. A further 153,500 shares of restricted stock, net of cancellations, were issued during the Second Quarter of Fiscal 2003. The Stock Incentive Plan was approved by shareholders on May 28, 2003. The fair market value of the New Common Stock at the date of the grants ranged from $10.12 to $10.45 per share. The restricted shares vest with respect to 25% of the shares on September 12, 2003 and with respect to an additional 25% of such shares each September 12 thereafter through 2006. In addition, the Company also granted options for the purchase of 2,608,000 shares, net of cancellations, of New Common Stock at exercise prices between of $8.78 and $12.54 per share, which represents the price per share of the New Common Stock at the date of grant. The options vest with respect to 25% of the shares on September 12, 2003 and with respect to an additional 25% of such shares each September 12 thereafter through 2006. The options have a ten-year term. Compensation expense related to the restricted share and option grants was $2,154 for the Second Quarter of Fiscal 2003 and $2,523 for the period
February 5, 2003 to July 5, 2003. The total fair value of the options and restricted share grants was $16,482. Stock-based compensation expense for the period February 5, 2003 to July 5, 2003 includes $150 of compensation expense for shares issued to the members of the Company's Board of Directors as compensation for their service.

    A summary of the options outstanding under the Stock Incentive Plan is presented below:

                                                             PERIOD FEBRUARY 4, 2003 TO
                                                                    JULY 5, 2003
                                                            ----------------------------
                                                                        WEIGHTED AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                             -------     --------------
Outstanding at February 4, 2003...........................         --            --
Granted...................................................  2,652,000        $10.25
Exercised.................................................         --            --
Canceled..................................................    (44,000)        10.46
                                                            ---------
Outstanding at July 5, 2003...............................  2,608,000         10.25
                                                            ---------
                                                            ---------

    The Company had no exercisable options outstanding at July 5, 2003.

    Summary information related to options outstanding at July 5, 2003 is as follows:

                                                                       OPTIONS OUTSTANDING
                                                              -------------------------------------
                                                                              WEIGHTED
                                                                              AVERAGE      WEIGHTED
                                                              OUTSTANDING    REMAINING     AVERAGE
                                                              AT JULY 5,    CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES                                         2003           LIFE        PRICE
------------------------                                         ----           ----        -----
                                                                              (YEARS)
$8.78 -- $10.03.............................................     610,000        9.8         $ 9.55
$10.04 -- $11.28............................................   1,994,000        9.7          10.45
$11.29 -- $12.54............................................       4,000        9.9          12.54
                                                               ---------
                                                               2,608,000
                                                               ---------
                                                               ---------

    The Company has reserved 5,000,000 shares of New Common Stock for stock-based compensation awards.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    The Predecessor had various stock-based incentive plans in place prior to February 4, 2003 including options outstanding for the purchase of 3,692,363 shares of Old Common Stock at weighted average exercise prices from $0.67 to $42.00 per share. All options to purchase shares of Old Common Stock and restricted shares related to the Old Common Stock were cancelled on February 4, 2003 pursuant to the terms of the Plan.

NOTE 19 -- INCOME (LOSS) PER SHARE

                                                                 SUCCESSOR      PREDECESSOR
                                                              ---------------   ------------
                                                               THREE MONTHS     THREE MONTHS
                                                                   ENDED           ENDED
                                                               JULY 5, 2003     JULY 6, 2002
                                                               ------------     ------------
Numerator for basic and diluted loss per share:
    Net loss................................................      $(8,464)        $(31,989)
                                                                  -------         --------
                                                                  -------         --------
Denominator for basic and diluted loss per share:
    Weighted average shares outstanding -- basic and
      diluted...............................................       45,010           52,936
                                                                  -------         --------
                                                                  -------         --------
Loss per share -- basic and diluted.........................      $ (0.19)        $  (0.60)
                                                                  -------         --------
                                                                  -------         --------

                                                        SUCCESSOR        PREDECESSOR
                                                     ---------------   ---------------
                                                         PERIOD            PERIOD
                                                       FEBRUARY 5,     JANUARY 5, 2003    SIX MONTHS
                                                          2003         TO FEBRUARY 4,       ENDED
                                                     TO JULY 5, 2003        2003         JULY 6, 2002
                                                     ---------------        ----         ------------
Net income (loss)..................................      $14,175         $2,358,537       $(889,741)
                                                         -------         ----------       ---------
                                                         -------         ----------       ---------
Denominator for basic and diluted income (loss) per
  share:
    Weighted average shares outstanding -- basic...       45,006             52,990          52,936
                                                         -------         ----------       ---------
                                                         -------         ----------       ---------
    Weighted average shares
      outstanding -- diluted.......................       45,154             52,990          52,936
                                                         -------         ----------       ---------
                                                         -------         ----------       ---------
Income (loss) per share before cumulative effect of
  change in accounting -- basic....................      $  0.31         $    44.51       $   (1.66)
                                                         -------         ----------       ---------
                                                         -------         ----------       ---------
Income (loss) per share before cumulative effect of
  change in accounting -- diluted (a)..............      $  0.31         $    44.51       $   (1.66)
                                                         -------         ----------       ---------
                                                         -------         ----------       ---------

---------

(a) Stock options to purchase 2,608,000 shares of New Common Stock have been excluded from the computation of income per share for the period February 5, 2003 to July 5, 2003 because the effect, under the treasury method, would have been anti-dilutive. The denominator for the weighted average diluted shares outstanding at July 5, 2003 includes the effect of 652,000 shares of unvested restricted stock. The effect of potentially dilutive securities has been excluded from the computation of loss per share for the Six Months Ended July 6, 2002 because the effect would have been anti-dilutive. Dilutive securities at July 6, 2002 included options to purchase 5,293,342 shares of Old Common Stock, unvested restricted stock of 19,424 shares and 5,200,000 shares issuable pursuant to the Equity Agreements.

    Options to purchase shares of New Common Stock outstanding were not included in the computation of diluted earnings per share because the number of assumed shares that would be repurchased, using the treasury method, was greater than the weighted average in-the-money options outstanding at July 5, 2003. Options to purchase shares of common stock outstanding at July 6, 2002 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. In

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

addition, at July 6, 2002 incremental shares issuable on the assumed conversion of the Preferred Securities amounting to 1,653,177 shares were not included in the computation of diluted earnings per share for any of the periods presented, as the impact would have been anti-dilutive.

NOTE 20 -- LEGAL MATTERS

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

    On November 17, 2000, the District Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation, No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the District Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal with respect to such dismissal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs voluntarily dismissed, without prejudice, their claims against the Company. On October 2, 2002, the plaintiffs filed a notice of appeal with respect to the District Court's entry of a final judgment in favor of the individual defendants. On July 7, 2003, the United States Court of Appeals for the Second Circuit reversed and remanded the District Court's entry of a final judgment in favor of the individual defendants.

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

    On August 3, 2001, the District Court consolidated the actions into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation (II), No. 01 CIV 3346 (MCG), and appointed a lead plaintiff and approved a lead counsel for the putative class. A consolidated amended complaint was filed against certain of the Company's current and former officers and directors, which expanded the Second Class Period to encompass August 16, 2000 to June 8, 2001. The amended complaint also dropped the Company as a defendant, but added as defendants certain outside directors. On April 18, 2002, the District Court dismissed the amended complaint, but granted plaintiffs leave to replead. On June 7, 2002, the plaintiffs filed a second amended complaint, which again expanded the Second Class Period to encompass August 15, 2000 to June 8, 2001. On June 24, 2002, the defendants filed motions to dismiss the second amended complaint. On August 21, 2002, the plaintiffs filed a third amended complaint adding the Company's current

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

independent auditors as a defendant. On June 2, 2003, the District Court granted the outside directors' motion to dismiss and dismissed the motion to dismiss of the other individual defendants.

    Neither the Shareholder I Class Action nor Shareholder II Class Action has had, or will have, a material adverse effect on the Company's financial condition, results of operations or business.

SEC INVESTIGATION

    The staff of the Division of Enforcement of the Securities and Exchange Commission ('SEC') has been conducting an investigation to determine whether there have been any violations of the Exchange Act, in connection with, among other things, the preparation and publication by the Company of (i) the financial statements included in the Company's Annual Report on Form 10-K for fiscal 1998 and Quarterly Report on Form 10-Q for the third quarter of fiscal 2000 and (ii) the Company's press release announcing its results for fiscal 1998. In July 2002, the SEC staff informed the Company that it intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws, including Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. The SEC staff invited the Company to make a Wells Submission describing the reasons why no action should be brought. In September 2002, the Company filed its Wells Submission and is continuing discussions with the SEC staff as to a settlement of this investigation. The Company does not expect the resolution of this matter to have a material effect on the Company's business, financial condition or results of operations.

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

OTHER

    In addition to the above, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any arbitration and/or legal proceeding that it expects to have a material effect on its financial condition, results of operations or business.

NOTE 21 -- SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    The following tables set forth supplemental consolidating condensed financial information as of July 5, 2003, February 4, 2003 and January 4, 2003, for the periods January 5, 2003 to February 4, 2003, February 5, 2003 to July 5, 2003 and for the Six Months Ended July 6, 2002 for (i) Warnaco Group (the 'Parent Guarantor'), (ii) Warnaco (the 'Issuer'), (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the 'Guarantor Subsidiaries'),
(iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the 'Non-Guarantor Subsidiaries') and (v) the Company on a consolidated basis.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              JULY 5, 2003
                                         ------------------------------------------------------------------------ ------------
                                         THE WARNACO                    GUARANTOR     NON-GUARANTOR  ELIMINATION
                                         GROUP, INC.    WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                         -----------    ------------   ------------   ------------     -------    ------------
                ASSETS
Current assets:
   Cash................................    $     --      $  46,275       $    609       $ 19,041     $       --    $   65,925
   Accounts receivable, net............          --             --        142,219         62,641             --       204,860
   Inventories, net....................          --         99,934        108,545         80,224             --       288,703
   Prepaid expenses and other current
    assets.............................          --          8,189          7,481         21,537             --        37,207
   Assets held for sale................          --              2             --          1,048             --         1,050
                                           --------      ---------       --------       --------     -----------  -----------
      Total current assets.............          --        154,400        258,854        184,491             --       597,745
Property, plant and equipment, net.....          --         65,225         22,489         23,738             --       111,452
Investment in subsidiaries.............     763,175        558,800             --             --     (1,321,975)           --
Other assets...........................      89,469        158,325        163,057         17,496             --       428,347
                                           --------      ---------       --------       --------     -----------  -----------
                                            852,644      $ 936,750       $444,400       $225,725     $(1,321,975)  $1,137,544
                                           --------      ---------       --------       --------     -----------  -----------
                                           --------      ---------       --------       --------     -----------  -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...    $     --      $   1,512       $     --       $     --     $       --    $    1,512
   Accounts payable and accrued
    liabilities........................          --        107,516         34,524         82,231             --       224,271
                                           --------      ---------       --------       --------     -----------   ----------
      Total current liabilities........          --        109,028         34,524         82,231             --       225,783
Intercompany accounts..................     332,278       (273,529)       (14,449)       (44,300)            --            --
Long-term debt.........................          --        210,000             --          1,274             --       211,274
Other long-term liabilities............          --        160,256             18         11,423             --       171,697
Stockholders' equity...................     520,366        730,995        424,307        175,097     (1,321,975)      528,790
                                           --------      ---------       --------       --------     -----------   ----------
                                           $852,644      $ 936,750       $444,400       $225,725     $(1,321,975)  $1,137,544
                                           --------      ---------       --------       --------     -----------   ----------
                                           --------      ---------       --------       --------     -----------   ----------

                                                                              FEBRUARY 4, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                  GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------  ------------   ------------     -------    ------------
ASSETS
Current assets:
   Cash..................................   $     --      $   6,610      $    339       $ 13,757     $        --   $   20,706
   Restricted cash.......................         --          4,500            --          1,700              --        6,200
   Accounts receivable, net..............         --             --       151,317         61,731              --      213,048
   Inventories, net......................         --        128,256       142,133         77,644              --      348,033
   Prepaid expenses and other current
    assets...............................         --         18,905         6,901         12,483              --       38,289
   Assets held for sale..................         --            332            --          1,153              --        1,485
                                            --------      ---------      --------       --------     -----------   ----------
      Total current assets...............         --        158,603       300,690        168,468              --      627,761

Property, plant and equipment, net.......         --         83,126        20,695         25,536              --      129,357
Investment in subsidiaries...............    749,000        558,800            --             --      (1,307,800)          --
Other assets.............................     34,142        186,916       169,985         15,788              --      406,831
                                            --------      ---------      --------       --------     -----------   ----------
                                            $783,142      $ 987,445      $491,370       $209,792     $(1,307,800)  $1,163,949
                                            --------      ---------      --------       --------     -----------   ----------
                                            --------      ---------      --------       --------     -----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.....   $     --      $   5,050      $     --       $     --     $        --   $    5,050
   Revolving credit facility.............         --         39,200            --             --              --       39,200
   Accounts payable and accrued
    liabilities..........................         --        119,796        50,300         85,722              --      255,818
                                            --------      ---------      --------       --------     -----------   ----------
      Total current liabilities..........         --        164,046        50,300         85,722              --      300,068
Intercompany accounts....................    279,594       (278,374)       35,043        (36,263)             --           --
Long-term debt...........................         --        200,942            --          1,260              --      202,202
Other long-term liabilities..............         --        151,831            27          6,273              --      158,131
Stockholders' equity.....................    503,548        749,000       406,000        152,800      (1,307,800)     503,548
                                            --------      ---------      --------       --------     -----------   ----------
                                            $783,142      $ 987,445      $491,370       $209,792     $(1,307,800)  $1,163,949
                                            --------      ---------      --------       --------     -----------   ----------
                                            --------      ---------      --------       --------     -----------   ----------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              JANUARY 4, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------   ------------  ------------     -------    ------------
ASSETS
Current assets:
   Cash..................................  $       --    $    93,676     $     340      $ 20,009      $     --    $   114,025
   Accounts receivable, net..............          --          7,498       134,053        58,266            --        199,817
   Inventories, net......................          --        142,108       132,752        70,408            --        345,268
   Prepaid expenses and other current
    assets...............................          --         21,216         7,086        12,208            --         40,510
   Assets held for sale..................          --            332            --         1,126            --          1,458
                                           -----------   -----------     ---------      --------      --------    -----------
      Total current assets...............          --        264,830       274,231       162,017            --        701,078

Property, plant and equipment, net.......          --        100,346        23,427        32,939            --        156,712
Investment in subsidiaries...............  (1,140,116)       293,909       380,371       (21,054)      486,890             --
Other assets.............................          --          1,852        81,923         6,315            --         90,090
                                           -----------   -----------     ---------      --------      --------    -----------
                                           $(1,140,116)  $   660,937     $ 759,952      $180,217      $486,890    $   947,880
                                           -----------   -----------     ---------      --------      --------    -----------
                                           -----------   -----------     ---------      --------      --------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise
Current liabilities:
   Current portion of long-term debt.....  $       --    $     4,265     $      --      $  1,500      $     --    $     5,765
   Accounts payable and accrued
    liabilities..........................          --         67,869        79,262        86,945            --        234,076
                                           -----------   -----------     ---------      --------      --------    -----------
      Total current liabilities..........          --         72,134        79,262        88,445            --        239,841
Intercompany accounts....................     622,756       (319,199)     (394,409)       90,852            --             --
Long-term debt...........................          --             --            --         1,252            --          1,252
Other long-term liabilities..............          --         70,500            29         6,272            --         76,801
Liabilities subject to compromise........          --      2,310,063       120,010        56,009            --      2,486,082
Stockholders' equity (deficiency)........  (1,762,872)    (1,472,561)      955,060       (62,613)      486,890     (1,856,096)
                                           -----------   -----------     ---------      --------      --------    -----------
                                           $(1,140,116)  $   660,937     $ 759,952      $180,217      $486,890    $   947,880
                                           -----------   -----------     ---------      --------      --------    -----------
                                           -----------   -----------     ---------      --------      --------    -----------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           FOR THE PERIOD JANUARY 5, 2003 TO FEBRUARY 4, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                  GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------  ------------   ------------     -------    ------------
Net revenues.............................  $       --    $    25,673    $  61,573       $ 28,714     $        --  $   115,960
Cost of goods sold.......................          --         15,268       39,667         15,279              --       70,214
                                           -----------   -----------    ---------       --------     -----------  -----------
Gross profit.............................          --         10,405       21,906         13,435              --       45,746
Selling, general and administrative
 expenses                                          --         14,591       10,741          9,981              --       35,313
Reorganization items.....................          --         29,922           --             --              --       29,922
                                           -----------   -----------    ---------       --------     -----------  -----------
Operating income (loss)..................          --        (34,108)      11,165          3,454              --      (19,489)
Equity in income of subsidiaries.........  (2,358,537)            --           --             --       2,358,537           --
Gain on cancellation of pre-petition
 indebtedness............................                 (1,567,721)    (124,975)            --              --   (1,692,696)
Fresh start adjustments..................                   (765,726)          --             --                     (765,726)
Investment loss, net.....................          --            359           --             --              --          359
Interest expense.........................          --          1,887           --             --              --        1,887
                                           -----------   -----------    ---------       --------     -----------  -----------
Income before provision for income
 taxes...................................   2,358,537      2,297,093      136,140          3,454      (2,358,537)   2,436,687
Provision for income taxes...............          --         77,603           --            547              --       78,150
                                           -----------   -----------    ---------       --------     -----------  -----------
Net income...............................  $2,358,537    $ 2,219,490    $ 136,140       $  2,907     $(2,358,537) $ 2,358,537
                                           -----------   -----------    ---------       --------     -----------  -----------
                                           -----------   -----------    ---------       --------     -----------  -----------

                                                            FOR THE PERIOD FEBRUARY 5, 2003 TO JULY 5, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                  GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------  ------------   ------------     -------    ------------
Net revenues.............................  $       --    $   172,235    $ 334,823       $155,110      $     --    $   662,168
Cost of goods sold.......................          --        122,628      232,308         89,422            --        444,358
                                           -----------   -----------    ---------       --------      --------    -----------
Gross profit.............................          --         49,607      102,515         65,688            --        217,810
Selling, general and administrative
 expenses................................          --         62,151       63,467         43,062            --        168,680
Amortization of sales order backlog......          --          2,750        7,750             --            --         10,500
Restructuring items......................          --          2,243        3,329            568            --          6,140
                                           -----------   -----------    ---------       --------      --------    -----------
Operating income (loss)..................          --        (17,537)      27,969         22,058            --         32,490
Equity in (income) loss of
 subsidiaries............................     (14,175)            --           --             --        14,175             --
Royalty and management fees..............          --             24       (2,542)         2,518            --             --
Other (income) loss, net.................          --             25           --         (1,353)           --         (1,328)
Interest expense.........................          --          9,851           --             --            --          9,851
                                           -----------   -----------    ---------       --------      --------    -----------
Income (loss) before provision (benefit)
 for income taxes........................      14,175        (27,437)      30,511         20,893       (14,175)        23,967
Provision (benefit) for income taxes.....          --         (9,404)      12,204          6,992            --          9,792
                                           -----------   -----------    ---------       --------      --------    -----------
Net income (loss)........................  $   14,175    $   (18,033)   $  18,307       $ 13,901      $(14,175)   $    14,175
                                           -----------   -----------    ---------       --------      --------    -----------
                                           -----------   -----------    ---------       --------      --------    -----------

                                                                 FOR THE SIX MONTHS ENDED JULY 6, 2002
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                  GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------  ------------   ------------     -------    ------------
Net revenues.............................   $      --     $ 257,129     $ 377,631       $ 157,059     $     --     $ 791,819
Cost of goods sold.......................          --       187,704       277,551          92,304           --       557,559
                                            ---------     ---------     ---------       ---------     --------     ---------
Gross profit.............................          --        69,425       100,080          64,755           --       234,260
Selling, general and administrative
 expenses................................          --        85,642        66,528          50,527           --       202,697
Reorganization items.....................          --        55,292            --           2,793           --        58,085
                                            ---------     ---------     ---------       ---------     --------     ---------
Operating income (loss)..................          --       (71,509)       33,552          11,435           --       (26,522)
Equity in loss of consolidated
 subsidiaries............................     889,741            --            --              --     (889,741)           --
Intercompany royalty and management
 fees....................................          --          (504)       (1,349)          1,853           --            --
Other (income) loss, net.................          --       (17,395)       17,389               6           --            --
Interest (income) expense................          --        33,840       (24,324)            543           --        10,059
                                            ---------     ---------     ---------       ---------     --------     ---------
Income (loss) before provision for income
 taxes and cumulative effect of change in
 accounting principle....................    (889,741)      (87,450)       41,836           9,033      889,741       (36,581)
Provision for income taxes...............          --           888        42,965           7,685           --        51,538
                                            ---------     ---------     ---------       ---------     --------     ---------
Income (loss) before cumulative effect of
 change in accounting principle..........    (889,741)      (88,338)       (1,129)          1,348      889,741       (88,119)
Cumulative effect of change in accounting
 principle, net..........................          --       (84,532)     (651,663)        (65,427)          --      (801,622)
                                            ---------     ---------     ---------       ---------     --------     ---------
Net loss.................................   $(889,741)    $(172,870)    $(652,792)      $ (64,079)    $889,741     $(889,741)
                                            ---------     ---------     ---------       ---------     --------     ---------
                                            ---------     ---------     ---------       ---------     --------     ---------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             FOR THE PERIOD JANUARY 5, 2003 TO FEBRUARY 4, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR    NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES  SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------   ------------  ------------     -------    ------------
Net cash provided by (used in) operating
 activities..............................   $     --      $(126,583)       $ 260        $ 101,397     $     --     $ (24,926)
                                            --------      ---------        -----        ---------     --------     ---------
Cash flows from investing activities:
   Purchase of property, plant and
    equipment............................         --           (468)        (261)             (16)          --          (745)
                                            --------      ---------        -----        ---------     --------     ---------
Net cash used in investing activities....         --           (468)        (261)             (16)          --          (745)
                                            --------      ---------        -----        ---------     --------     ---------
Cash flows from financing activities:
   Borrowings under revolving credit
    facility.............................         --         39,200           --               --           --        39,200
   Borrowings (repayments) under term
    loan and other debt agreements.......         --            785           --           (1,500)          --          (715)
   Repayments of debt....................         --             --           --         (106,112)          --      (106,112)
                                            --------      ---------        -----        ---------     --------     ---------
Net cash provided by (used in) financing
 activities..............................         --         39,985           --         (107,612)          --       (67,627)
                                            --------      ---------        -----        ---------     --------     ---------
Translation adjustments..................         --             --           --              (21)          --           (21)
                                            --------      ---------        -----        ---------     --------     ---------
Decrease in cash.........................         --        (87,066)          (1)          (6,252)          --       (93,319)
Cash at beginning of period..............         --         93,676          340           20,009           --       114,025
                                            --------      ---------        -----        ---------     --------     ---------
Cash at end of period....................   $     --      $   6,610        $ 339        $  13,757     $     --     $  20,706
                                            --------      ---------        -----        ---------     --------     ---------
                                            --------      ---------        -----        ---------     --------     ---------

                                                            FOR THE PERIOD FEBRUARY 5, 2003 TO JULY 5, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                  GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------  ------------   ------------     -------    ------------
Net cash provided by operating
 activities..............................   $     --      $  85,003      $ 2,096         $ 2,097      $     --     $  89,196
                                            --------      ---------      -------         -------      --------     ---------
Cash flows from investing activities:
   Disposal of fixed assets..............         --            142           --              --            --           142
   Purchase of property, plant and
    equipment............................         --         (3,479)      (1,826)         (1,046)           --        (6,351)
                                            --------      ---------      -------         -------      --------     ---------
Net cash used in investing activities....         --         (3,337)      (1,826)         (1,046)           --        (6,209)
                                            --------      ---------      -------         -------      --------     ---------
Cash flows from financing activities:
   Repayment of revolving credit
    facility.............................         --        (39,200)          --              --            --       (39,200)
   Proceeds from issuance of Senior
    Notes................................         --        210,000           --              --            --       210,000
   Repayment of Second Lien Notes........         --       (200,942)          --              --            --      (200,942)
   Repayments of debt, including capital
    lease obligations....................         --         (3,538)          --              14            --        (3,524)
   Payment of deferred financing costs...         --         (8,321)          --              --            --        (8,321)
                                            --------      ---------      -------         -------      --------     ---------
Net cash provided by (used in) financing
 activities..............................         --        (42,001)          --              14            --       (41,987)
                                            --------      ---------      -------         -------      --------     ---------
Translation adjustments..................         --             --           --           4,219            --         4,219
                                            --------      ---------      -------         -------      --------     ---------
Increase in cash.........................         --         39,665          270           5,284            --        45,219
Cash at beginning of period..............         --          6,610          339          13,757            --        20,706
                                            --------      ---------      -------         -------      --------     ---------
Cash at end of period....................   $     --      $  46,275      $   609         $19,041      $     --     $  65,925
                                            --------      ---------      -------         -------      --------     ---------
                                            --------      ---------      -------         -------      --------     ---------

                                                                 FOR THE SIX MONTHS ENDED JULY 6, 2002
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                  GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.  SUBSIDIARIES   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                           -----------   ------------  ------------   ------------     -------    ------------
Net cash provided by (used in) operating
 activities..............................   $     --      $ 234,582      $ 1,170        $ (17,307)    $     --     $ 218,445
                                            --------      ---------      -------        ---------     --------     ---------
Cash flows from investing activities:
   Disposal of fixed assets..............         --          7,564           --               --           --         7,564
   Purchase of property, plant and
    equipment............................         --         (2,593)      (1,249)          (1,372)          --        (5,214)
   Proceeds from sale of business
    units................................         --             --           --           20,459           --        20,459
                                            --------      ---------      -------        ---------     --------     ---------
Net cash provided by (used in) investing
 activities..............................         --          4,971       (1,249)          19,087           --        22,809
                                            --------      ---------      -------        ---------     --------     ---------
Cash flows from financing activities:
   Repayments under revolving credit
    facilities...........................         --       (155,915)          --               --           --      (155,915)
   Repayments of debt....................         --         (8,456)         (34)          (2,054)          --       (10,544)
                                            --------      ---------      -------        ---------     --------     ---------
Net cash provided by (used in) financing
 activities..............................         --       (164,371)         (34)          (2,054)          --      (166,459)
                                            --------      ---------      -------        ---------     --------     ---------
Translation adjustment...................         --             --           --            1,811           --         1,811
                                            --------      ---------      -------        ---------     --------     ---------
Increase (decrease) in cash..............         --         75,182         (113)           1,537           --        76,606
Cash at beginning of period..............         --         16,652        1,042           21,864           --        39,558
                                            --------      ---------      -------        ---------     --------     ---------
Cash at end of period....................   $     --      $  91,834      $   929        $  23,401     $     --     $ 116,164
                                            --------      ---------      -------        ---------     --------     ---------
                                            --------      ---------      -------        ---------     --------     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Warnaco Group, Inc. ('Warnaco Group', and together with its subsidiaries, the 'Company') is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the value of the Company's New Common Stock. Except for the historical information contained in this Quarterly Report, this Quarterly Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See 'Statement Regarding Forward-Looking Disclosure.'

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND REORGANIZATION

    On June 11, 2001 (the 'Petition Date'), Warnaco Group, 36 of its 37 U.S. subsidiaries and Warnaco of Canada Company (each a 'Debtor' and, collectively, the 'Debtors') each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS'101-1330, as amended (the 'Bankruptcy Code'), in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively, the 'Chapter 11 Cases'). The remainder of Warnaco Group's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

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

    Pursuant to the Plan, the following distributions were made:

    (a) Warnaco Group's Class A Common Stock, par value $0.01 per share ('Old Common Stock'), including all stock options and restricted shares, was extinguished and holders of the Old
         Common Stock received no distribution on account of the Old
         Common Stock;
    (b) general unsecured claimants received 2.55% (1,147,023 shares) of the reorganized Company's common stock, par value
         $0.01 per share (the 'New Common Stock');
    (c) the Company's pre-petition secured lenders received their pro-rata share of $106.1 million in cash, New Warnaco Second
         Lien Notes due 2008 (the 'Second Lien Notes') in the principal amount of $200.0 million and approximately 96.26% of the New Common Stock (43,318,350 shares);
    (d) holders of claims arising from or related to certain preferred securities received 0.60% of the New Common Stock
         (268,200 shares);
    (e) pursuant to the terms of his employment agreement, as modified by the Plan, Antonio C. Alvarez II, the former
         President and Chief Executive Officer of the Company, received an incentive bonus consisting of $1.95 million in cash, Second Lien Notes in the principal amount of approximately $0.9 million and 0.59% of the New Common Stock
         (266,400 shares); and
    (f) in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the Company's consolidated financial statements and accompanying notes. The following critical accounting policies are based on, among other things, judgments and assumptions made by management that involve inherent risks and uncertainties.

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

    During the fourth quarter of fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate certain manufacturing facilities, restructure other manufacturing operations and consolidate certain sales and back office operations in Europe. The Company will incur severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. Portions of the consolidation plan involve the consolidation of certain operations in France. Consolidating operations in France requires the Company to comply with certain procedures and processes that are defined in French law and French labor regulations. The Company recorded a restructuring charge of $8.7 million in the fourth quarter of fiscal 2002 reflecting the statutory and regulatory defined severance and other obligations that the Company will incur related to the consolidation. Included in the restructuring charge are $0.1 million of legal and other professional fees incurred in fiscal 2002 related to the consolidation. During the first quarter of fiscal 2003, the Company established a minimum level of benefits to be paid to terminated employees and recorded $6.5 million of additional costs in connection with the European consolidation. In the third quarter of fiscal 2003, the Company closed the four manufacturing facilities and terminated the related employees. Payments to terminated employees for severance and other benefits will be paid beginning in August 2003. The Company expects that all obligations with respect to these terminated employees will be paid by the end of the first quarter of fiscal 2004. The determination of the amount of liabilities that the Company will ultimately incur in connection with the consolidation and its other restructuring initiatives involves the use of estimates and judgments by the Company and its professional and legal advisors. The amount and timing of the final settlement of such liabilities could differ from those estimates.

    Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed to the customers, net of reserves for returns, allowances and other discounts. The Company recognizes revenue from its retail stores when goods are sold to customers.

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers, sell-through of the Company's products by these customers and many other factors. As of July 5, 2003, the Company had approximately $263.1 million of open trade invoices and other receivables and $13.4 million of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $71.6 million of accounts receivable reserves at July 5, 2003. As of February 4, 2003 and January 4, 2003, the Company had approximately $281.9 million and $276.9 million of open trade invoices and other receivables, respectively, and $10.8 million and $10.4 million of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $79.7 million and $87.5 million of accounts receivable reserves at February 4, 2003 and January 4, 2003, respectively. The determination of the amount of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserves significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. At July 5, 2003, the Company had identified inventory with a carrying value of approximately $64.6 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of July 5, 2003, the Company had approximately $29.2 million of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003 and January 4, 2003, the Company had identified inventory with carrying values of approximately $57.2 million and $61.5 million, respectively, as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003 and January 4, 2003, the Company had approximately $32.8 million and $33.8 million, respectively, of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the reserves noted, was equal to its fair value at February 4, 2003. As of February 4, 2003, the Company adopted the fresh start reporting provisions of SOP 90-7 and changed its inventory accounting policies. As a result, the Company expenses certain design, receiving, and other product related costs as incurred. These costs were previously capitalized.

    Long-lived Assets: Property, plant and equipment at February 4, 2003 was recorded in the consolidated condensed balance sheet at its fair value based upon the preliminary appraised values of such assets. See Notes 3 and 4 of Notes to Consolidated Condensed Financial Statements. Intangible assets consist primarily of licenses and trademarks. The Company engaged a third party appraisal firm to assist it in its determination of the fair value of its long-lived assets. Intangible assets were recorded at their preliminary appraised values as of February 4, 2003. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the asset. During the three months ended July 5, 2003 (the 'Second Quarter of Fiscal 2003'), the Company recorded certain adjustments to the preliminary fair values of certain fixed and intangible assets. Adjustments to the preliminary fair values of fixed and intangible assets are recorded as an adjustment to the fair value of such assets at February 4, 2003 and as a corresponding adjustment to goodwill. See Note 12 of Notes to Consolidated Condensed Financial Statements.

    The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated remaining useful lives of the Company's fixed assets and finite lived intangible assets that existed at February 4, 2003 were based upon the remaining useful lives as determined by independent third party appraisers and the Company. Estimated useful lives of assets acquired by the Company after February 4, 2003, are based upon the Company's established guidelines per asset class.

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

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The Pension Plan's third party actuary has determined the total liability attributable to benefits owed to participants covered by the Pension Plan using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions set forth by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of July 5, 2003, February 4, 2003 and January 4, 2003. The Pension Plan and the Company's plan of reorganization contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. The Company recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets at February 4, 2003. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9.4 million. The Company estimates that its cash contributions to the Pension Plan will be $46.3 million in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated condensed balance sheets. Cash contributions to the Pension Plan were $1.7 million for the period February 5, 2003 to July 5, 2003. The remaining contributions to the Pension Plan to be paid in fiscal 2003 of $7.6 million are classified with accrued liabilities at July 5, 2003.

    Stock-Based Compensation: Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of Statement of Financial Accounting Standards ('SFAS') No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ('SFAS 148'). The Company uses the Black-Scholes model to calculate the fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk free rate of return. The Company emerged from bankruptcy on February 4, 2003, and as a result, the Company does not have sufficient stock price history upon which to base its volatility assumption. In determining the volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's emergence from bankruptcy and other factors in determining its stock price volatility assumption of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 40 months and the option term of ten years. The Company's risk-free rate of return assumption of 2.55% is equal to the quoted yield for five-year U.S. treasury bonds at the valuation date. Stock-based compensation amounted to $2.3 million and $2.5 million in the Second Quarter of Fiscal 2003 and period February 5, 2003 to July 5, 2003.

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25') and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant. Compensation expense related to restricted stock grants was recognized over the vesting period of the grants.

    Reorganization Value: In connection with its emergence from bankruptcy on February 4, 2003, the Company engaged a third party appraisal firm to assist it in its determination of its reorganization value. Reorganization value in excess of the fair value of net assets represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets, identified intangible assets minus its liabilities as of February 4, 2003. The Company allocated reorganization value to its various assets in accordance with the provisions of SFAS No. 141, Business Combinations ('SFAS 141'). Reorganization value, which is classified as goodwill in the consolidated condensed balance sheet, is not amortized.

    Reorganization Items: Reorganization items included in the consolidated condensed statement of operations for the periods January 5, 2003 to February 4, 2003, three months ended July 6, 2002 (the 'Second Quarter of Fiscal 2002') and six months ended July 6, 2002 (the 'First Half of Fiscal 2002') were $29.9 million, $42.6 million and $58.1 million, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. Certain accruals at January 4, 2003 were subject to compromise under the provisions of the Bankruptcy Code. The Company had recorded these accruals at the estimated amount the creditor would have been entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Plan. See Note 6 of Notes to Consolidated Condensed Financial Statements. Subsequent to February 4, 2003, to the extent that the Company has incurred reorganization items in respect of the Chapter 11 Cases, these have been recorded in selling, general and administrative expenses. Included in selling, general and administrative expenses for the Second Quarter of Fiscal 2003 and period February 5, 2003 to July 5, 2003 are legal and professional fees and certain employee related costs relating to the Chapter 11 Cases of $2,702 and $4,016, respectively.

    Restructuring Items: Restructuring items included in the consolidated condensed statements of operations for the Second Quarter of Fiscal 2003 and the period February 5, 2003 to July 5, 2003 were $6.1 million. Included in restructuring items are certain accruals for contract termination and employee termination costs associated with the closing and consolidation of two sewing facilities in Honduras and California, a warehousing and cutting facility in Georgia and a distribution facility in New Jersey. The restructuring resulted in the termination of approximately 670 employees.

RESULTS OF OPERATIONS

                    STATEMENT OF OPERATIONS (SELECTED DATA)

    The following tables summarize the historical results of operations of the Company for the Second Quarter of Fiscal 2003, the Second Quarter of Fiscal 2002, the period January 5, 2003 to February 4, 2003 (the 'Stub Period'), the period February 5, 2003 to July 5, 2003 and for the six months ended July 6, 2002 (the 'First Half of Fiscal 2002'). The Stub Period combined with the period February 5, 2003 to July 5, 2003 constitute a combined presentation of the 'First Half of Fiscal 2003.'

    The Second Quarter of Fiscal 2003 and Second Quarter of Fiscal 2002 each included 13 weeks of operations, the Stub Period included four weeks of operations and the period February 5, 2003 to July 5, 2003 included 22 weeks of operations. The six months ended July 5, 2003 and July 6, 2002 each included 26 weeks of operations. References in this Item 2 to the 'Predecessor' refer to the Company prior to February 4, 2003. References to the 'Successor' refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting.

                                                     SUCCESSOR           PREDECESSOR         COMBINED
                                                -------------------   ------------------   ------------
                                                  FOR THE PERIOD        FOR THE PERIOD     FOR THE SIX
                                                FEBRUARY 5, 2003 TO   JANUARY 5, 2003 TO   MONTHS ENDED
                                                   JULY 5, 2003        FEBRUARY 4, 2003    JULY 5, 2003
                                                   ------------        ----------------    ------------
                                                               (IN THOUSANDS OF DOLLARS)
Net revenues..................................       $662,168            $   115,960       $   778,128
Cost of goods sold............................        444,358                 70,214           514,572
                                                     --------            -----------       -----------
Gross profit..................................        217,810                 45,746           263,556
Selling, general and administrative
  expenses....................................        168,680                 35,313           203,993
Amortization of sales order backlog...........         10,500                     --            10,500
Restructuring items...........................          6,140                     --             6,140
Reorganization items..........................             --                 29,922            29,922
                                                     --------            -----------       -----------
Operating income (loss).......................         32,490                (19,489)           13,001
Gain on cancellation of pre-petition
  indebtedness................................             --             (1,692,696)       (1,692,696)
Fresh start adjustments.......................             --               (765,726)         (765,726)
Other (income) loss...........................         (1,328)                   359              (969)
Interest expense..............................          9,851                  1,887            11,738
                                                     --------            -----------       -----------
Income before provision for income taxes......         23,967              2,436,687         2,460,654
Provision for income taxes....................          9,792                 78,150            87,942
                                                     --------            -----------       -----------
Net income....................................       $ 14,175            $ 2,358,537       $ 2,372,712
                                                     --------            -----------       -----------
                                                     --------            -----------       -----------

                                  SUCCESSOR                  PREDECESSOR
                          -------------------------   -------------------------
                          SECOND QUARTER     % OF     SECOND QUARTER     % OF
                            OF FISCAL        NET        OF FISCAL        NET
                               2003        REVENUES        2002        REVENUES
                               ----        --------        ----        --------
                                        (IN THOUSANDS OF DOLLARS)
Net revenues............     $335,844       100.0%       $381,767       100.0%
Cost of goods sold......      239,440        71.3%        265,919        69.7%
                             --------       -----        --------       -----
Gross profit............       96,404        28.7%        115,848        30.3%
Selling, general and
 administrative
 expenses...............       94,829        28.2%        100,579        26.3%
Amortization of sales
 order backlog..........        6,300         1.9%             --         n/m
Restructuring items.....        6,071         1.8%             --         n/m
Reorganization items....           --         0.0%         42,554        11.1%
                             --------       -----        --------       -----
Operating income
 (loss).................      (10,796)        3.2%        (27,285)        7.1%
Gain on cancellation of
 pre-petition
 indebtedness...........           --          --              --          --
Fresh start
 adjustments............           --          --              --          --
Other income............       (1,363)        0.4%             --         n/m
Interest expense........        5,423         1.6%          3,095         0.8%
                             --------       -----        --------       -----
Income (loss) before
 provision for income
 taxes and cumulative
 effect of change in
 accounting principle...      (14,856)        4.4%        (30,380)        8.0%
Provision (benefit)
 for income taxes.......       (6,392)        1.9%          1,609         0.4%
                             --------       -----        --------       -----
Cumulative effect of
 change in accounting
 principle, net.........           --          --              --          --
                             --------       -----        --------       -----
Net income (loss).......     $ (8,464)        2.5%       $(31,989)        8.4%
                             --------       -----        --------       -----
                             --------       -----        --------       -----

                                  COMBINED                   PREDECESSOR
                          -------------------------   -------------------------
                            SIX MONTHS       % OF       SIX MONTHS       % OF
                          ENDED JULY 5,      NET      ENDED JULY 6,      NET
                               2003        REVENUES        2002        REVENUES
                               ----        --------        ----        --------
                                        (IN THOUSANDS OF DOLLARS)
Net revenues............   $   778,128      100.0%      $ 791,819       100.0%
Cost of goods sold......       514,572       66.1%        557,559        70.4%
                           -----------      -----       ---------       -----
Gross profit............       263,556       33.9%        234,260        29.6%
Selling, general and
 administrative
 expenses...............       203,993       26.2%        202,697        25.6%
Amortization of sales
 order backlog..........        10,500        1.3%             --         n/m
Restructuring items.....         6,140        0.8%             --         n/m
Reorganization items....        29,922        3.8%         58,085         7.3%
                           -----------      -----       ---------       -----
Operating income
 (loss).................        13,001        1.7%        (26,522)        3.3%
Gain on cancellation of
 pre-petition
 indebtedness...........    (1,692,696)       n/m              --         n/m
Fresh start
 adjustments............      (765,726)       n/m              --         n/m
Other (income)
 expense................          (969)       0.1%             --         n/m
Interest expense........        11,738        1.5%         10,059         1.3%
                           -----------      -----       ---------       -----
Income (loss) before
 provision for income
 taxes and cumulative
 effect of change in
 accounting principle...     2,460,654      316.2%        (36,581)        4.6%
Provision for income
 taxes..................        87,942       11.3%         51,538         6.5%
                           -----------      -----       ---------       -----
Cumulative effect of
 change in accounting
 principle, net.........            --         --        (801,622)      101.2%
                           -----------      -----       ---------       -----
Net income (loss).......   $ 2,372,712      304.9%      $(889,741)      112.4%
                           -----------      -----       ---------       -----
                           -----------      -----       ---------       -----

NET REVENUES

    Net revenues are as follows:

                                              THREE MONTHS ENDED                               SIX MONTHS ENDED
                                 --------------------------------------------    --------------------------------------------
                                 JULY 5,    JULY 6,     INCREASE        %        JULY 5,    JULY 6,     INCREASE        %
                                   2003       2002     (DECREASE)    CHANGE        2003       2002     (DECREASE)    CHANGE
                                   ----       ----     ----------    ------        ----       ----     ----------    ------
                                                                  (IN THOUSANDS OF DOLLARS)
Intimate Apparel Group.........  $134,824   $159,535     (24,711)     - 15.5%    $285,884   $317,872     (31,988)      - 10.1%
Sportswear Group...............    90,975    107,199     (16,224)     - 15.1%     230,121    236,403      (6,282)       - 2.7%
Swimwear Group.................   110,045    115,033      (4,988)      - 4.3%     262,123    237,544      24,579         10.3%
                                 --------   --------    --------    ---------    --------   --------    --------    ---------
Net Revenue(a).................  $335,844   $381,767    $(45,923)     - 12.0%    $778,128   $791,819    $(13,691)       - 1.7%
                                 --------   --------    --------    ---------    --------   --------    --------    ---------
                                 --------   --------    --------    ---------    --------   --------    --------    ---------

                                                         (footnote on next page)

(footnote from previous page)

(a) Consolidated net revenues for the three months and six months ended July 6, 2002 included $13.7 million and $32.8 million, respectively, of revenues from GJM, Penhaligon's, Fruit of the Loom, Weight Watchers, IZKA and domestic outlet retail stores (the 'discontinued and sold units'). The absence of net revenues from discontinued and sold units accounted for a 3.6% decrease in net revenues in the Second Quarter of Fiscal 2003 compared to the Second Quarter of Fiscal 2002 and accounted for a 4.1% decrease in net revenues for the First Half of Fiscal 2003 compared to the First Half of Fiscal 2002.

    The Company believes that one of its competitive strengths is that its products are widely distributed through all major channels of trade. The following table summarizes the Company's net revenues by channel of trade for the First Half of Fiscal 2003 and for fiscal 2002:

                                                       COMBINED
                                                      FIRST HALF
                                                        FISCAL     FISCAL
                                                         2003       2002
                                                         ----       ----
United States -- Wholesale
    Department stores, independent retailers and
      specialty stores..............................       36%       40%
    Chain stores....................................        6%        7%
    Mass merchandisers..............................       10%        6%
    Other...........................................       22%       20%
                                                          ---       ---
        Total United States -- wholesale............       74%       73%
International -- wholesale..........................       23%       21%
Retail..............................................        3%        6%
                                                          ---       ---
Net revenues -- consolidated........................      100%      100%
                                                          ---       ---
                                                          ---       ---

    Second Quarter

    Net revenues decreased $45.9 million, or 12.0%, to $335.9 million for the Second Quarter of Fiscal 2003 compared to $381.8 million for the Second Quarter of Fiscal 2002. In the same period, the absence of net revenues from discontinued and sold units accounted for a $13.7 million, or 3.6%, decrease in net revenues for the Second Quarter of Fiscal 2003 compared to the Second Quarter of Fiscal 2002. The remaining decrease in net revenues reflects strength in Calvin Klein underwear and Lejaby offset by Warner's/Olga/Body
Nancy Ganz weakness. Sportswear Group net revenues decreased $16.2 million, or 15.1%, to $91.0 million with strength in Chaps offset by weakness in Calvin Klein jeans. Swimwear Group net revenues decreased by $5.0 million, or 4.3%, to $110.0 million.

    First Half

    Net revenues decreased $13.7 million, or 1.7%, to $778.1 million for the First Half of Fiscal 2003 compared to $791.9 million for the First Half of Fiscal 2002. In the same period, the absence of net revenues from discontinued and sold units accounted for a $32.8 million, or 4.1%, decrease in net revenues for the First Half of Fiscal 2003 compared to the First Half of Fiscal 2002. The remaining change in net revenues reflects strength in Calvin Klein underwear and Lejaby partially offset by Warner's/Olga/Body Nancy Ganz weakness. Sportswear Group net revenues decreased $6.3 million, or 2.7%, to $230.1 million with strong results from Chaps offset by weak results in Calvin Klein jeans. Swimwear Group net revenues increased by $24.6 million, or 10.3%, to $262.1 million reflecting strong Speedo results.

Intimate Apparel Group

    Intimate Apparel Group net revenues are as follows:

                                                THREE MONTHS ENDED                              SIX MONTHS ENDED
                                   --------------------------------------------   -------------------------------------------
                                   JULY 5,    JULY 6,    INCREASE        %        JULY 5,    JULY 6,    INCREASE       %
                                     2003       2002    (DECREASE)     CHANGE       2003       2002    (DECREASE)    CHANGE
                                     ----       ----    ----------     ------       ----       ----    ----------    ------
                                                                  (IN THOUSANDS OF DOLLARS)
INTIMATE APPAREL
Continuing:
   Warner's/Olga/Body Nancy
    Ganz........................   $ 46,849   $ 65,279   $(18,430)      - 28.2%   $ 95,190   $123,797   $(28,607)      - 23.1%
   Calvin Klein underwear.......     59,727     50,911      8,816         17.3%    127,933    103,686     24,247         23.4%
   Lejaby.......................     24,777     25,887     (1,110)       - 4.3%     56,662     50,412      6,250         12.4%
   Retail.......................      3,467      3,755       (288)       - 7.7%      6,083      7,153     (1,070)      - 15.0%
                                   --------   --------   --------    ----------   --------   --------   --------   ----------
Total continuing business
 units..........................   $134,820   $145,832   $(11,012)       - 7.6%   $285,868   $285,048   $    820          0.3%
Discontinued/sold business
 units..........................          4     13,703    (13,699)     - 100.0%         16     32,824    (32,808)     - 100.0%
                                   --------   --------   --------    ----------   --------   --------   --------   ----------
Intimate Apparel Group..........   $134,824   $159,535   $(24,711)      - 15.5%   $285,884   $317,872   $(31,988)      - 10.1%
                                   --------   --------   --------    ----------   --------   --------   --------   ----------
                                   --------   --------   --------    ----------   --------   --------   --------   ----------

    Second Quarter

    Intimate Apparel net revenues decreased $24.7 million, or 15.5%, to $134.8 million for the Second Quarter of Fiscal 2003, from $159.5 million for the Second Quarter of Fiscal 2002. The absence of net revenues from discontinued and sold units accounted for a $13.7 million, or 8.6%, decrease in net revenues for the Second Quarter of Fiscal 2003 compared to the Second Quarter of Fiscal 2002. Warner's/Olga/Body Nancy Ganz net revenues decreased $18.4 million, reflecting slow sell through at retail, a less favorable reception of certain new products at retail and the need to reduce an over-stock position at several key retailers. Management is in the process of addressing product issues and developing and repositioning the Warner's/Olga/Body Nancy Ganz brands. Net revenues in Calvin Klein underwear increased 17.3% from $50.9 million for the Second Quarter of Fiscal 2002 to $59.7 million for the Second Quarter of Fiscal 2003 primarily reflecting increased net revenues in Europe and Asia due to an increased customer base and the positive effects of a stronger Euro. Lejaby'r' net revenues decreased $1.1 million, or 4.3% primarily reflecting a soft retail market in Germany partially offset by a stronger Euro. Revenues from sold or discontinued business units decreased $13.7 million primarily as a result of the decision to close all domestic outlet retail stores.

    First Half

    Intimate Apparel net revenues decreased $32.0 million, or 10.1%, to $285.9 million for the First Half of Fiscal 2003, from $317.9 million for the First Half of Fiscal 2002. The absence of net revenues from discontinued and sold units accounted for a $32.8 million, or 10.3%, decrease in net revenues for the First Half of Fiscal 2003 compared to the First Half of Fiscal 2002. Warner's/Olga/Body Nancy Ganz net revenues decreased $28.6 million, or 23.1%, reflecting slow sell through at retail, a less favorable reception of certain new products and the reduction of over-stock positions at several key retailers. As noted above, management is in the process of addressing product issues and developing and repositioning its Warner's/Olga/Body Nancy Ganz brands. Net revenues in Calvin Klein underwear increased 23.4% from $103.7 million for the First Half of Fiscal 2002 to $127.9 million for the First Half of Fiscal 2003 reflecting increases in the United States, Europe and Asia due to improved sell-through at retail, particularly in the women's business and the effect of a strong Euro. Lejaby'r' net revenues increased $6.3 million, or 12.4%, reflecting good performance in a difficult market coupled with the positive effects of a stronger Euro.

Sportswear Group

    Sportswear Group net revenues are as follows:

                                              THREE MONTHS ENDED                              SIX MONTHS ENDED
                                  -------------------------------------------   ---------------------------------------------
                                  JULY 5,   JULY 6,     INCREASE        %       JULY 5,     JULY 6,     INCREASE        %
                                   2003       2002     (DECREASE)    CHANGE       2003        2002     (DECREASE)    CHANGE
                                   ----       ----     ----------    ------       ----        ----     ----------    ------
                                                                   (IN THOUSANDS OF DOLLARS)
SPORTSWEAR GROUP
Chaps Ralph Lauren..............  $25,259   $ 24,345    $    914         3.8%   $ 58,741    $ 56,900      1,841           3.2%
Calvin Klein jeans..............   52,208     67,218     (15,010)     - 22.3%    138,984     146,433     (7,449)        - 5.1%
Calvin Klein accessories........    1,859      2,700        (841)     - 31.1%      5,469       6,101       (632)       - 10.4%
A.B.S. by Allen Schwartz........    8,211      9,815      (1,604)     - 16.3%     19,183      19,016        167           0.9%
Mass sportswear licensing.......    3,438      3,121         317        10.2%      7,744       7,953       (209)        - 2.6%
                                  -------   --------    --------    ---------   --------    --------    -------     ---------
Sportswear Group................  $90,975   $107,199    $(16,224)     - 15.1%   $230,121    $236,403    $(6,282)        - 2.7%
                                  -------   --------    --------    ---------   --------    --------    -------     ---------
                                  -------   --------    --------    ---------   --------    --------    -------     ---------

    Second Quarter

    Sportswear net revenues decreased by $16.2 million, or 15.1%, to $91.0 million for the First Half of Fiscal 2003, from $107.2 million for the First Half of Fiscal 2002 reflecting strength in the Chaps business offset by softness in the Calvin Klein jeans and A.B.S. by Allen Schwartz businesses and the wind down of the Calvin Klein accessories business. A portion of the decrease relates to certain programs in Calvin Klein jeans that were shipped in the first quarter of fiscal 2003 while the corresponding programs in fiscal 2002 were shipped in the second and third quarters. In addition, the soft retail market has resulted in an increase in markdowns and allowances for the Calvin Klein jeans business. The increase in Chaps'r' net revenues reflects better sell through at retail, despite an overall softness in the men's sportswear business, as well as the effect of a stronger Canadian dollar. Mass sportswear licensing net revenues increased 10.2% due to better sell through at Wal-Mart during the Second Quarter of Fiscal 2003.

    First Half

    Sportswear net revenues decreased by $6.3 million, or 2.7%, to $230.1 million for the First Half of Fiscal 2003, from $236.4 million for the First Half of Fiscal 2002. The increase in Chaps'r' net revenues reflects better sell through at retail, despite an overall softness in the men's sportswear business, as well as the effect of a stronger Canadian dollar. The decrease in Calvin Klein jeans net revenues reflects a weak status denim market, particularly in the juniors category, and lower sell through of Calvin Klein jeans at retail. The weak retail environment has also contributed to higher than expected customer requests for markdowns and allowances which have negatively affected Calvin Klein jeans net revenues in the First Half of Fiscal 2003.

Swimwear Group

    Swimwear Group net revenues are as follows:

                                              THREE MONTHS ENDED                              SIX MONTHS ENDED
                                 --------------------------------------------   ---------------------------------------------
                                 JULY 5,    JULY 6,     INCREASE        %       JULY 5,     JULY 6,     INCREASE        %
                                   2003       2002     (DECREASE)    CHANGE       2003        2002     (DECREASE)    CHANGE
                                   ----       ----     ----------    ------       ----        ----     ----------    ------
                                                                  (IN THOUSANDS OF DOLLARS)
SWIMWEAR GROUP
Speedo.........................  $ 61,725   $ 62,313    $   (588)      - 0.9%   $163,019    $132,548     30,471          23.0%
Designer.......................    41,610     42,378        (768)      - 1.8%     87,208      84,715      2,493           2.9%
Retail.........................     6,710     10,342      (3,632)     - 35.1%     11,896      20,281     (8,385)       - 41.3%
                                 --------   --------    --------    ---------   --------    --------    -------     ---------
Swimwear Group.................  $110,045   $115,033    $ (4,988)      - 4.3%   $262,123    $237,544    $24,579          10.3%
                                 --------   --------    --------    ---------   --------    --------    -------     ---------
                                 --------   --------    --------    ---------   --------    --------    -------     ---------

    Second Quarter

    Swimwear net revenues decreased $5.0 million, or 4.3%, to $110.0 million for the Second Quarter of Fiscal 2003, from $115.0 million for the Second Quarter of Fiscal 2002. The decrease in swimwear net revenues in the Second Quarter of Fiscal 2003 reflects earlier shipment of orders in fiscal 2003 compared to fiscal 2002 and the decrease in retail net revenues due to the closing of 50 stores in fiscal 2002 and a decrease in same store sales of 10.1%.

    First Half

    Swimwear net revenues increased $24.6 million, or 10.3%, to $262.1 million for the First Half of Fiscal 2003, from $237.5 million for the First Half of Fiscal 2002. The increase in net revenues reflects a larger order of backlog entering the Spring 2003 season, new product lines, an expanded customer base and lower return levels. Speedo'r' net revenues increased $30.5 million, or 23.0%, to $163.0 million for the First Half of Fiscal 2003 compared to $132.5 million for the First Half of Fiscal 2002. The increase in Speedo'r' net revenues primarily reflects increased sales of Speedo fitness swim products and accessories to department stores, clubs and team dealers. In addition, Designer swimwear net revenues increased $2.5 million, or 2.9%, to $87.2 million in the First Half of Fiscal 2003 compared to $84.7 million in the First Half of Fiscal 2002 due to favorable reception at retail, primarily of the Anne Cole'r' line. Speedo Authentic Fitness'r' retail net revenues decreased $8.4 million, or 41.3%, to $11.9 million for the First Half of Fiscal 2003 compared to $20.3 million for the First Half of Fiscal 2002 reflecting the closed stores noted above and a decrease of 16.7% in same store sales due to poor weather conditions and a depressed retail market during the First Half of Fiscal 2003.

GROSS PROFIT

    Second Quarter

    Gross profit decreased $19.4 million, or 16.8%, to $96.4 million (28.7% of net revenues) for the Second Quarter of Fiscal 2003 from $115.9 million (30.3% of net revenues) for the Second Quarter of Fiscal 2002. Gross profit for the Second Quarter of Fiscal 2002 was reduced by $10.4 million (2.7% of net revenues) of distribution and other product related expenses which items are expensed in selling, general and administrative expenses commencing with the adoption of fresh start reporting on February 4, 2003. The decrease in gross profit primarily reflects lower net revenues. The decrease in gross profit as a percentage of net revenues reflects the lower net revenues, an unfavorable regular to off-price sales mix primarily in the Calvin Klein jeans business and manufacturing and distribution inefficiencies associated with lower volume.

    First Half

    Gross profit increased $29.3 million, or 12.5%, to $263.6 million (33.9% of net revenues) for the First Half of Fiscal 2003 from $234.3 million (29.6% of net revenues) for the First Half of Fiscal 2002. Gross profit for the First Half of Fiscal 2002 was reduced by $23.3 million (2.9% of net revenues) of distribution and other product related expenses, which items are expensed in selling, general and administrative expenses commencing with the adoption of fresh start reporting on February 4, 2003. The remaining increase in gross profit reflects an improved regular to off-price sales mix, improved sales allowance and markdown experience, improved inventory and accounts receivable management and more efficient product sourcing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Second Quarter

    Selling, general and administrative expenses for the Second Quarter of Fiscal 2003 decreased $5.8 million, or 5.7%, to $94.9 million (28.2% of net revenues) compared to $100.6 million (26.3% of net revenues) for the Second Quarter of Fiscal 2002. Selling, general and administrative expenses for the Second Quarter of Fiscal 2002 did not include $10.4 million (2.7% of net revenues) of distribution and other product related expenses, which items are expensed in selling, general and administrative expenses commencing with the adoption of fresh start reporting on February 4,

2003. Depreciation and amortization expense decreased approximately $5.0 million in the Second Quarter of Fiscal 2003 compared to the Second Quarter of Fiscal 2002, reflecting the adjustments in the carrying value of the Company's fixed assets to fair value in connection with the adoption of fresh start reporting on February 4, 2003. The Second Quarter of Fiscal 2002 includes $4.1 million of lease expense for certain operating leases that were settled in connection with the Company's bankruptcy. There is no comparable expense in the Second Quarter of Fiscal 2003. In addition, legal and professional fees and certain employee related costs relating to the Chapter 11 Cases of $2.7 million were recorded in selling, general and administrative expenses in the Second Quarter of Fiscal 2003. Comparable expenses in the Second Quarter of Fiscal 2002 were included in reorganization items.

    First Half

    Selling, general and administrative expenses for the First Half of Fiscal 2003 increased $1.3 million, or 0.6%, to $204.0 million (26.2% of net revenues) compared to $202.7 million (25.6% of net revenues) for the First Half of Fiscal 2002. Selling, general and administrative expenses in the First Half of Fiscal 2002 did not include $23.3 million (2.9% of net revenues) of distribution and other product related expenses, which items are expensed in selling, general and administrative expenses commencing with the adoption of fresh start reporting on February 4, 2003. Depreciation and amortization expense decreased approximately $8.7 million in the First Half of Fiscal 2003 compared to the First Half of Fiscal 2002 reflecting the adjustments in the carrying value of the Company's fixed assets to fair value in connection with the adoption of fresh start reporting on February 4, 2003. The First Half of Fiscal 2002 includes $8.2 million of lease expense for certain operating leases that were settled in connection with the Company's bankruptcy. There is no comparable expense in the First Half of Fiscal 2003. In addition, legal and professional fees and certain employee related costs relating to the Chapter 11 Cases of $4.0 million were recorded in selling, general and administrative expenses in the First Half of Fiscal 2003. Comparable expenses in the First Half of Fiscal 2002 were included in reorganization items.

AMORTIZATION OF SALES ORDER BACKLOG

    Amortization of sales order backlog of $6.3 million and $10.5 million for the Second Quarter of Fiscal 2003 and First Half of Fiscal 2003, respectively, represents amortization expense of the appraised value of the Company's existing order backlog at February 4, 2003. The unamortized balance of $2.1 million will be amortized during the third quarter of fiscal 2003.

REORGANIZATION ITEMS

    First Half

    Reorganization items were $29.9 million in the First Half of Fiscal 2003 reflecting the final settlement of bankruptcy claims and lease terminations of $10.1 million, employee retention and severance claims of $14.5 million, legal and professional fees of $4.5 million and other costs of $0.8 million. Reorganization items for the First Half of Fiscal 2002 were $58.1 million reflecting the GECC lease settlement of $22.9 million, losses and write downs related to sales of fixed assets and sales of business units of $9.9 million and employee retention and severance of $10.4 million and legal and professional fees of $14.9 million.

RESTRUCTURING ITEMS

    Included in restructuring items for the Second Quarter of Fiscal 2003 are contract termination costs of $2.5 million and facility shutdown costs of $3.6 million relating to the closing of two sewing plants in Puerto Cortes, Honduras and Los Angeles, CA, the closing of a cutting and warehousing facility in Thomasville, GA and the consolidation of a distribution facility in Secaucus, NJ.

OPERATING INCOME (LOSS)

    The following table presents operating income by group, including depreciation and amortization expense in each group.

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                               ---------------------------------------  --------------------------------------
                                               JULY 5,     % OF     JULY 6,     % OF    JULY 5,     % OF     JULY 6,    % OF
                                                 2003     REVENUE     2002     REVENUE    2003     REVENUE     2002    REVENUE
                                                 ----     -------     ----     -------    ----     -------     ----    -------
                                                                          (IN THOUSANDS OF DOLLARS)
Intimate Apparel Group.......................  $ 11,913     8.8%    $ 16,078    10.1%    $ 30,977   10.8%    $ 20,929    6.6%
Sportswear Group.............................    (3,692)    4.1%       3,099     2.9%      16,195    7.0%      13,179    5.6%
Swimwear Group...............................    14,276    13.0%      13,356    11.6%      52,679   20.1%      33,635   14.2%
                                               --------    ----     --------    ----     --------   ----     --------   ----
Group operating income.......................    22,497     6.7%      32,533     8.5%      99,851   12.8%      67,743    8.6%
Unallocated corporate expenses...............   (20,513)    6.1%     (17,038)    4.5%     (39,531)   5.1%     (35,728)   4.5%
Amortization of intangibles..................    (6,709)    2.0%        (226)    0.1%     (11,257)   1.4%        (452)   0.1%
Restructuring items..........................    (6,071)    1.8%          --     0.0%      (6,140)   0.8%          --    0.0%
Reorganization items.........................        --     0.0%     (42,554)   11.1%     (29,922)   3.8%     (58,085)   7.3%
                                               --------    ----     --------    ----     --------   ----     --------   ----
Operating income (loss)......................  $(10,796)    3.2%    $(27,285)    7.1%    $ 13,001    1.7%    $(26,522)   3.3%
                                               --------    ----     --------    ----     --------   ----     --------   ----
                                               --------    ----     --------    ----     --------   ----     --------   ----

    Second Quarter

    Operating loss decreased $16.5 million to $10.8 million for the Second Quarter of Fiscal 2003 compared to an operating loss of $27.3 million for the Second Quarter of Fiscal 2002. The decrease was primarily due to a decrease of $36.5 million in reorganization and restructuring items from $42.6 million in the Second Quarter of Fiscal 2002 to $6.1 million in the Second Quarter of Fiscal 2003. The decrease in reorganization and restructuring items was offset by a decrease in operating income by the Company's business groups of $10.1 million and the amortization of sales order backlog of $6.3 million. The increase in corporate expenses reflects the recognition of stock compensation expense of $2.2 million and legal and professional fees and certain employee costs relating to the Chapter 11 Cases of $2.7 million. Comparable expenses in the Second Quarter of Fiscal 2002 were included in reorganization items.

    First Half

    Operating income increased $39.5 million to $13.0 million for the First Half of Fiscal 2003 compared to an operating loss of $26.5 million for the First Half of Fiscal 2002 primarily reflecting increased operating income by the Company's business groups of $32.1 million and a decrease in reorganization and restructuring items of $22.0 million. Corporate expenses increased $3.8 million reflecting the recognition of stock compensation expense of $2.5 million and legal and professional fees and certain employee costs relating to the Chapter 11 Cases of $4.0 million. Comparable expenses in the First Half of Fiscal 2002 were included in reorganization items.

Intimate Apparel Group

    Intimate Apparel Group operating income is as follows:

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                               ---------------------------------------   -------------------------------------
                                               JULY 5,     % OF     JULY 6,     % OF     JULY 5,    % OF     JULY 6,    % OF
                                                 2003     REVENUE     2002     REVENUE     2003    REVENUE     2002    REVENUE
                                                 ----     -------     ----     -------     ----    -------     ----    -------
                                                                          (IN THOUSANDS OF DOLLARS)
INTIMATE APPAREL
Continuing:
   Warner's/Olga/ Body Nancy Ganz............  $    997      2.1%   $  8,434    12.9%    $  4,394     4.6%   $  8,584    6.9%
   Calvin Klein underwear....................     8,942     15.0%      6,603    13.0%      19,203    15.0%     10,738   10.4%
   Lejaby....................................     2,077      8.4%      2,153     8.3%       8,181    14.4%      6,647   13.2%
   Retail....................................       (80)     2.3%     (1,040)   27.7%        (436)    7.2%     (1,289)  18.0%
                                               --------    -----    --------    ----     --------  ------    --------   ----
Total continuing business units..............  $ 11,936      8.9%   $ 16,150    11.1%    $ 31,342    11.0%   $ 24,680    8.7%
Discontinued brands:
   Discontinued/sold business units..........       (23)   575.0%        (72)    0.5%        (365) 2281.3%     (3,751)  11.4%
                                               --------    -----    --------    ----     --------  ------    --------   ----
Intimate Apparel Group.......................  $ 11,913      8.8%   $ 16,078    10.1%    $ 30,977    10.8%   $ 20,929    6.6%
                                               --------    -----    --------    ----     --------  ------    --------   ----
                                               --------    -----    --------    ----     --------  ------    --------   ----

    Second Quarter

    The Intimate Apparel Group's operating income decreased $4.2 million, or 26.1%, to $11.9 million (8.8% of net revenues) for the Second Quarter of Fiscal 2003 compared to operating income of $16.1 million (10.1% of net revenues) for the Second Quarter of Fiscal 2002. The decrease in operating income and operating income as a percentage of net revenues is primarily attributable to the decreased revenues in Warner's/Olga/Body Nancy Ganz which resulted in unfavorable manufacturing variances due to lower production levels.

    First Half

    The Intimate Apparel Group's operating income increased $10.1 million to $31.0 million (10.8% of net revenues) for the First Half of Fiscal 2003 compared to operating income of $20.9 million (6.6% of net revenues) for the First Half of Fiscal 2002. Operating losses from discontinued and sold units were $0.4 million for the First Half of Fiscal 2003 compared to $3.8 million for the First Half of Fiscal 2002. The improvement in operating margin is attributable to increased revenues, primarily in Calvin Klein underwear and Lejaby partially offset by lower operating margins in Warner's/Olga/Body Nancy Ganz.

Sportswear Group

    Sportswear Group operating income is as follows:

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               ---------------------------------------  --------------------------------------
                                               JULY 5,     % OF     JULY 6,     % OF    JULY 5,     % OF     JULY 6,    % OF
                                                 2003     REVENUE     2002     REVENUE    2003     REVENUE     2002    REVENUE
                                                 ----     -------     ----     -------    ----     -------     ----    -------
                                                                          (IN THOUSANDS OF DOLLARS)
SPORTSWEAR GROUP
Chaps Ralph Lauren...........................       935     3.7%       2,074     8.5%      5,410     9.2%       5,826   10.2%
Calvin Klein jeans...........................    (6,656)   12.7%      (1,724)    2.6%      3,929     2.8%         (66)   0.0%
Calvin Klein accessories.....................       (95)    5.1%        (573)   21.2%        457     8.4%        (462)   7.6%
A.B.S. by Allen Schwartz.....................      (360)    4.4%       1,009    10.3%        539     2.8%       1,481    7.8%
Mass sportswear licensing....................     2,484    72.3%       2,313    74.1%      5,860    75.7%       6,400   80.5%
                                               --------    ----     --------    ----    --------    ----     --------   ----
Sportswear Group.............................  $ (3,692)    4.1%    $  3,099     2.9%   $ 16,195     7.0%    $ 13,179    5.6%
                                               --------    ----     --------    ----    --------    ----     --------   ----
                                               --------    ----     --------    ----    --------    ----     --------   ----

    Second Quarter

    The Sportswear Group's operating income decreased $6.8 million, or 219.1%, to an operating loss of $3.7 million (4.1% of net revenues) for the Second Quarter of Fiscal 2003 compared to operating income of $3.1 million (2.9% of net revenues) for the Second Quarter of Fiscal 2002. The decrease in Calvin Klein jeans operating income primarily reflects decreased revenues and lower gross margins. The lower operating margin reflects an unfavorable mix of off-price to regular sales and the timing of the shipments of certain programs in Calvin Klein jeans that were shipped in the first quarter of fiscal 2003 while the corresponding programs in fiscal 2002 were shipped in the second and third quarters. A.B.S by Allen Schwartz experienced lower revenues and operating income as a result of a weak retail market.

    First Half

    The Sportswear Group's operating income increased $3.0 million, or 22.9%, to $16.2 million (7.0% of net revenues) for the First Half of Fiscal 2003 compared to operating income of $13.2 million (5.6% of net revenues) for the First Half of Fiscal 2002. The increase in Calvin Klein jeans operating margin reflects increased gross margins as a result of lower product costs of certain jeans which were manufactured domestically for the First Half of Fiscal 2002 and which, for the second half of fiscal 2002 and First Half of Fiscal 2003, were sourced at lower costs from a third party. In addition, operating income in Calvin Klein jeans Canada increased due to an improved sales mix, lower returns and the effect of a stronger Canadian dollar.

Swimwear Group

    Swimwear Group operating income is as follows:

                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                               --------------------------------------   --------------------------------------
                                               JULY 5,     % OF    JULY 6,     % OF     JULY 5,     % OF     JULY 6,    % OF
                                                 2003     REVENUE    2002     REVENUE     2003     REVENUE     2002    REVENUE
                                                 ----     -------    ----     -------     ----     -------     ----    -------
                                                                          (IN THOUSANDS OF DOLLARS)
SWIMWEAR GROUP
Speedo.......................................    10,349    16.8%      7,402    11.9%      38,320    23.5%      20,369   15.4%
Designer.....................................     3,528     8.5%      5,322    12.6%      14,568    16.7%      13,525   16.0%
Ubertech.....................................       (12)    0.0%       (274)    0.0%         (23)    0.0%        (523)   0.0%
Retail.......................................       411     6.1%        906     8.8%        (186)    1.6%         264    1.3%
                                               --------    ----    --------    ----     --------    ----     --------   ----
Swimwear Group...............................  $ 14,276    13.0%   $ 13,356    11.6%    $ 52,679    20.1%    $ 33,635   14.2%
                                               --------    ----    --------    ----     --------    ----     --------   ----
                                               --------    ----    --------    ----     --------    ----     --------   ----

    Second Quarter

    The Swimwear Group's operating income increased $0.9 million, or 6.9%, to $14.3 million (13.0% of net revenues) for the Second Quarter of Fiscal 2003 compared to an operating income of $13.4 million (11.6% of net revenues) for the Second Quarter of Fiscal 2002. The Swimwear Group's operating income for the Second Quarter of Fiscal 2002 includes approximately $2.1 million of bad debt expense associated with certain Speedo team dealers.

    First Half

    The Swimwear Group's operating income increased $19.1 million, or 56.6%, to $52.7 million (20.1% of net revenues) for the First Half of Fiscal 2003 compared to an operating income of $33.6 million (14.2% of net revenues) for the First Half of Fiscal 2002. The increase in the Swimwear Group's operating income for the First Half of Fiscal 2003 compared to the First Half of Fiscal 2002 reflects increased operating margins in the Speedo business. Speedo increased operating margin reflects a more efficient manufacturing operation and lower returns and allowances.

REORGANIZATION ITEMS -- GAIN ON CANCELLATION OF DEBT AND FRESH START ADJUSTMENTS

    The First Half of Fiscal 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets to fair value in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7'). See Note 5 of Notes to the Consolidated Condensed Financial Statements.

OTHER INCOME AND EXPENSE

    Other income and expense for the Second Quarter of Fiscal 2003 reflects translation gains on the current portion of amounts receivable from the Company's European and Canadian subsidiaries of $1.4 million. For the First Half of Fiscal 2003 the translation gains are partially offset by losses on the sale of marketable securities received on certain bankruptcy settlements of $0.4 million.

INTEREST EXPENSE

    During the term of the Chapter 11 Cases, the Company did not accrue interest on its pre-petition debt and the only interest expense the Company incurred related to the Company's Debtor-in-Possession Financing Agreement, as amended and extended (the 'Amended DIP'), and certain foreign debt agreements that were repaid in connection with the settlement of the Chapter 11 Cases. As a result of the Company's emergence from bankruptcy and the issuance of the Second Lien Notes (replaced by the 8 7/8% Senior Notes due 2013 (the 'Senior Notes') in

June 2003) the Company's interest expense for fiscal 2003 will be higher than the amounts recorded in fiscal 2002.

    Second Quarter

    Interest expense increased $2.3 million, or 75.2%, to $5.4 million in the Second Quarter of Fiscal 2003 compared with $3.1 million for the Second Quarter of Fiscal 2002. Interest expense for the Second Quarter of Fiscal 2003 includes interest on the Second Lien Notes of $3.5 million, interest on the $275 million Senior Secured Revolving Credit Facility (the 'Exit Financing Facility') of approximately $0.7 million, interest on the Senior Notes of $1.2 million and amortization of deferred financing costs of $0.4 million partially offset by interest income of $0.4 million. Amortization of deferred financing costs totaled $2.5 million in the Second Quarter of Fiscal 2002 related to fees and charges on the Amended DIP. In addition, interest expense in the Second Quarter of Fiscal 2002 included approximately $2.9 million of interest income related to the investment of cash balances held as collateral against letters of credit and interest earned on certain income tax refunds received in June 2002. Interest on foreign debt agreements was approximately $1.6 million in the Second Quarter of Fiscal 2002.

    First Half

    Interest expense increased $1.7 million, or 16.7%, to $11.7 million for the First Half of Fiscal 2003 compared with $10.1 million for the First Half of Fiscal 2002. Interest expense for the First Half of Fiscal 2003 included interest on foreign debt for one month of $1.1 million, interest on the Second Lien Notes of $6.7 million, interest on the Exit Financing Facility of $1.8 million, interest on the Senior Notes of approximately $1.2 million and amortization of deferred financing fees of $1.0 partially offset by interest income of approximately $0.1 million. Amortization of deferred financing costs totaled $4.7 million in the First Half of Fiscal 2002 related to fees and charges on the Amended DIP. Interest on foreign debt agreements was approximately $3.2 million in the First Half of Fiscal 2002. Accrued interest related to the foreign debt agreements was included as part of liabilities subject to compromise at February 4, 2003 and was paid on the emergence date in accordance with the provisions of the Plan. See Notes 1 and 5 of Notes to Consolidated Condensed Financial Statements.

INCOME TAXES

    Second Quarter

    The income tax benefit of $6.4 million in the Second Quarter of Fiscal 2003 reflects a benefit of $9.7 million on domestic losses offset by an income tax expense of $3.3 million on foreign earnings as compared with a provision for income taxes of $1.6 million on foreign earnings during the Second Quarter of Fiscal 2002. During the Second Quarter of Fiscal 2003, the Company increased its valuation allowance and decreased its deferred tax asset to an amount that will more likely than not be realized. Both the increase in the valuation allowance and the decrease in the deferred tax asset have been recorded against goodwill. Similar to the Second Quarter of Fiscal 2002, the Company has not provided any tax benefit for certain foreign losses incurred during the Second Quarter of Fiscal 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

    First Half

    The provision for income taxes for the First Half of Fiscal 2003 of $87.9 million reflects accrued income taxes of $2.8 million on domestic earnings and $7.5 million on foreign earnings, as well as deferred income taxes of $77.6 million related to the increase in asset values recorded as part of the Company's adoption of fresh start reporting. The Company recorded a valuation allowance against the deferred tax assets created in the First Half of Fiscal 2003 as a result of the fresh start adjustments, as well as against certain foreign net operating losses, to the amount that will more likely than not be realized. The provision for income taxes for the First Half of Fiscal 2002 reflects accrued income taxes of $5.5 million on foreign earnings and an increase in the Company's valuation allowance of $46.0 million associated with impairment losses recorded by the Company in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets
('SFAS 142').

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

CAPITAL RESOURCES AND LIQUIDITY

FINANCING ARRANGEMENTS

    On the Effective Date, the Company entered into the $275.0 million Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.50% (5.50% at July 5, 2003) or at the London Interbank Offered Rate ('LIBOR') plus 2.50% (approximately 3.6% at July 5,
2003). Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level, a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of July 5, 2003, the Company was in compliance with the covenants of the Exit Financing Facility. Initial borrowings under the Exit Financing Facility on the Effective Date were $39.2 million. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of the domestic subsidiaries of Warnaco Inc. ('Warnaco') and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of July 5, 2003 the Company had repaid all amounts owing under the Exit Financing Facility and had approximately $51.1 million of cash available as collateral against outstanding letters of credit of $56.2 million. At July 5, 2003, the Company had $150.8 million of credit available under the Exit Financing Facility.

SECOND LIEN NOTES

    In accordance with the Plan, on the Effective Date, the Company issued $200.9 million Second Lien Notes to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act, pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were scheduled to mature on February 4, 2008, subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bore an annual interest rate (9.5% at July 5, 2003) which was the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contained certain covenants that, among other things, limited investments and asset sales, and prohibited the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes were guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, were secured by a second priority lien on substantially the same assets which secured the Exit Financing Facility. The Second Lien Notes were payable in equal annual installments of $40.2 million beginning in April 2004 through April 2008. Second Lien Note principal payments could only be made if the Company achieved a defined fixed charge coverage ratio and had additional borrowing availability, after the principal payment, of $75 million or more under the Exit Financing Facility.

    All outstanding principal and accrued interest on the Second Lien Notes of $202.9 million was repaid with the proceeds of the Company's offering, on June 12, 2003, of the $210,0 million Senior Notes.

SENIOR NOTES

    On June 12, 2003 Warnaco completed the sale of $210.0 million Senior Notes at par. The Senior Notes mature on June 15, 2013. The Senior Notes bear interest at 8 7/8% payable semi-annually beginning December 15, 2013. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries. The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at July 5, 2003. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering of approximately $7.1 million. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement grants the holders of the Senior Notes certain exchange and registration rights that required the Company to file a registration statement with the SEC within 60 days after the issuance of the Senior Notes. If, within the time periods specified in the registration rights agreement, the Company is unable to complete a registration and exchange of the Senior Notes or, alternatively, cause to be declared effective a shelf registration statement for the resale of the Senior Notes, the Company will be required to pay special interest to the holders of the Senior Notes. Special interest will accrue at a rate of 0.25% per annum during the 90 day period immediately following the occurrence of a registration default and will increase by 0.25% per annum at the end of each subsequent 90 day period, but in no event shall exceed 1.0% per annum. The Company filed the required registration statement on August 8, 2003. No principal payments prior to the maturity date are required.

LIQUIDITY

    The Company emerged from bankruptcy on February 4, 2003. Initial borrowings under the Exit Financing Facility were $39.2 million on February 4, 2003 all of which had been repaid by July 5, 2003. As of July 5, 2003 the Company had approximately $51.1 million of cash available to collateralize $56.2 million of letters of credit outstanding.

    For the period February 4, 2003 (the date the Company emerged from bankruptcy) to July 5, 2003, debt decreased $33.7 million to $212.8 million from $246.5 million and cash increased $45.2 million to $65.9 million from $20.7 million. The decrease in debt and increase in cash reflects strong cash flow from operations in the First Half of Fiscal 2003.

    At July 5, 2003, the Company had positive working capital of $371.9 million. The Company believes that the credit available under its Exit Financing Facility combined with cash flows from operations will be sufficient to fund the Company's operating and capital expenditures requirements for at least the next two to four years. Should the Company require additional sources of capital it will consider reducing its capital expenditures, seeking additional financing or selling assets to meet such requirements.

CASH FLOWS

    The following discussion of cash flows includes cash flows for the period January 5, 2003 to February 4, 2003 combined with cash flows for the period February 5, 2003 to July 5, 2003 in order to provide comparison to the First Half of Fiscal 2002. The following table summarizes the cash flows from operating, investing and financing activities of the Company for the First Half of Fiscal 2003 and Fiscal 2002:

                                             SUCCESSOR           PREDECESSOR
                                        -------------------   ------------------                 PREDECESSOR
                                            PERIOD FROM          PERIOD FROM        COMBINED     -----------
                                        FEBRUARY 5, 2003 TO   JANUARY 5, 2003 TO   FIRST HALF    FIRST HALF
                                           JULY 5, 2003        FEBRUARY 4, 2003    FISCAL 2003   FISCAL 2002
                                           ------------        ----------------    -----------   -----------
                                                               (DOLLARS IN MILLIONS)
Net cash provided by (used in)
  operating activities................        $ 89.2                $(24.9)          $  64.3       $ 218.5

Net cash provided by (used in)
  investing activities................          (6.2)                 (0.8)             (7.0)         22.8
Net cash used in financing
  activities..........................         (42.0)                (67.6)           (109.6)       (166.5)
Translation adjustments...............           4.2                    --               4.2           1.8
                                              ------                ------           -------       -------
Increase (decrease) in cash...........        $ 45.2                $(93.3)          $ (48.1)      $  76.6
                                              ------                ------           -------       -------
                                              ------                ------           -------       -------

    For the First Half of Fiscal 2003 cash provided by operating activities was $64.3 million compared to $218.5 million in the First Half of Fiscal 2002. Cash provided by operating activities for the First Half of Fiscal 2003 reflects positive net income, improvements in accounts receivable and inventory management partially offset by the seasonal reduction in accounts payable primarily related to the purchase of swimwear inventory. Cash provided by operating activities in the First Half of Fiscal 2002 reflects the clean-up of excess and obsolete inventory and the collection of old accounts receivable accomplished as part of the Company's turnaround plan in fiscal 2002 as well as the sale of inventory related to the closing of the Company's domestic outlet retail stores. For the First Half of Fiscal 2003, cash used in investing activities was $7.0 million compared to cash provided from investing activities of $22.8 million in the First Half of Fiscal 2002. During the First

Half of Fiscal 2003 cash used in investing activities primarily reflects the purchase of property, plant and equipment. Cash provided by investing activities during the First Half of Fiscal 2002 includes proceeds from the sales GJM and Penhaligon's business units of $20.4 million and proceeds from the sale of other assets of $7.6 million partially offset by capital expenditures of $5.2 million.

    Cash used in financing activities for both the First Half of Fiscal 2002 and Fiscal 2003 primarily reflects the repayment of amounts outstanding on the Company's revolving credit agreements. Financing activities for the First Half of Fiscal 2003 includes the realization of proceeds of $210.0 million from the issuance of the Senior Notes in June 2003 offset by the repayment of the principal balance of the Second Lien Notes of $200.9 million, and the payment of underwriting and professional fees associated with the issuance of the Senior Notes of approximately $7.1 million. Cash used in financing activities for the period January 5, 2003 to February 4, 2003 includes the payment of outstanding amounts on certain foreign debt agreements of $106.1 million in connection with the Company's emergence from bankruptcy on February 4, 2003 partially offset by the initial borrowing of $39.2 million under the Exit Financing Facility.

NEW ACCOUNTING STANDARDS

    In November 2002, the Financial Accounting Standards Board (the 'FASB') issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ('FIN 45'). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ('SFAS 149'). FASB Statements
No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133') and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as 'derivatives') and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's consolidated financial statements.

    During May 2003, the FASB issued SFAS No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity' ('SFAS 150'). SFAS 150 clarifies the accounting for certain financial instruments that could previously be accounted for as equity. SFAS 150 requires those instruments be classified as liabilities in statements of financial position and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company's consolidated financial statements.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Quarterly Report may contain 'forward-looking statements' within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the 'Exchange Act'), that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including general economic conditions affecting the apparel industry, changing fashion trends, pricing pressures which may cause the Company to lower its prices, increases in the prices of raw materials the Company uses, changing international trade regulation and elimination of quotas on imports of textiles and apparel, the Company's history of losses, the changes in the Company's senior management team, the Company's ability to protect its intellectual property rights, the Company's dependency on a limited number of customers, the Company's dependency on the reputation of its brand names, the Company's exposure to conditions in overseas markets, the competition in the Company's markets, the Company's recent emergence from bankruptcy, the comparability of financial statements for periods before and after the Company's adoption of fresh start reporting; the Company's history of insufficient disclosure controls and procedures and internal controls and restated financial statements, the Company's future plans concerning guidance regarding its results of operations, the effect of the SEC's investigation, the effect of local laws and regulations, shortages of supply of sourced goods or interruptions in the Company's manufacturing, the impact of SARS, the Company's level of debt, the Company's ability to obtain additional financing, the restrictions on the Company's operations imposed by the Exit Financing Facility and the indenture governing the Senior Notes and the Company's ability to service its debt. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words 'believe,' 'anticipate,' 'expect,' 'estimate,' 'project,' 'will be,' 'will continue,' 'will likely result,' or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of its stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Prior to the Petition Date, the Company selectively used financial instruments to manage these risks.

INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. As of July 5, 2003, the Company did not have any borrowings outstanding under the Exit Financing Facility, however if the initial borrowing of $39.2 million at February 4, 2003 had been outstanding for the entire Second Quarter and First Half of Fiscal 2003, a hypothetical 1% adverse change in interest rates as of February 4, 2003 (i.e., an increase from the Company's actual interest rate of 3.6% at July 5, 2003 to 4.6%) would have resulted in an increase of approximately $0.1 million and $0.2 million in interest expense for the Second Quarter and First Half of Fiscal 2003, respectively. A 1% change in interest rates would not have had any effect on interest related to the Second Lien Notes or the Senior Notes as the minimum interest rate on the Second Lien Notes was significantly higher than current variable interest rate plus the applicable margin and the interest rate on the Senior Notes is fixed. See Note 15 of Notes to Consolidated Condensed Financial Statements.

FOREIGN EXCHANGE RISK

    The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the Euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of July 5, 2003, the Company had no such financial instruments outstanding.

ITEM 4. CONTROLS AND PROCEDURES

    (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

    (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements Note 20 -- 'Legal Matters.'

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    The information required by this Item 2 of Part II is incorporated herein by reference to the discussion of 'Chapter 11 Cases' in Part I, Item 1. Financial Statements Note 1 -- 'Nature of Operations and Basis of Presentation' as well as
Note 15 -- 'Debt.'

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 28, 2003. There were present in person or by proxy, holders of 37,777,266 shares of Common Stock, or 83.95% of all votes eligible for the meeting.

    The following directors were elected to serve for a term of one year:

                                                               VOTE
                                          FOR                WITHHELD
                                          ---                ---------
Antonio C. Alvarez...................  37,663,594              113,672
David A. Bell........................  35,776,449            2,000,817
Stuart D. Buchalter..................  37,067,257              710,009
Richard Karl Goeltz..................  37,676,354              100,912
Joseph R. Gromek.....................  35,776,538            2,000,728
Charles R. Perrin....................  35,776,538            2,000,728

    The proposal to approve the Company's 2003 Stock Incentive Plan was approved. The votes were 25,535,447 For; 808,128 Against; 586,505 Abstentions; and 10,847,186 Broker Non-Votes.

    The proposal to approve the Company's 2003 Incentive Compensation Plan was approved. The votes were 36,474,267 For; 717,456 Against; and 585,543 Abstentions.

    The proposal for Deloitte & Touche LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The votes were 37,776,456 For; 275 Against; and 535 Abstentions.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
    3.1       Amended and Restated Certificate of Incorporation of The
              Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on
              February 4, 2003).*
    3.2       Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco
              Group, Inc. on April 4, 2003).*

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
    4.1       Registration Rights Agreement, dated as of June 12, 2003,
              among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on
              Form S-4 (File No. 333-107788) filed by The Warnaco Group,
              Inc. on August 8, 2003).*
    4.2       Indenture, dated as of June 12, 2003, among Warnaco Inc.,
              the Guarantors (as defined therein) and the Trustee (as
              defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No.
              333-107788) filed by The Warnaco Group, Inc. on August 8,
              2003).*
    4.3       Rights Agreement, dated as of February 4, 2003, between The
              Warnaco Group, Inc. and the Rights Agent, including Form of
              Rights Certificate as Exhibit A, Summary of Rights to
              Purchase Preferred Stock as Exhibit B and the Form of
              Certificate of Designation for the Preferred Stock as
              Exhibit C (incorporated by reference to Exhibit 4 to the
              Form 8-A/A filed by The Warnaco Group, Inc. on February 4,
              2003).*
    4.4       Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof
              (as described in the Registration Rights Agreement)
              (incorporated herein by reference to Exhibit 4.5 to The
              Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
   10.1       The Warnaco Group, Inc. 2003 Stock Incentive Plan
              (incorporated herein by reference to Appendix D to The
              Warnaco Group, Inc.'s Proxy Statement filed April 29,
              2003).*
   10.2       The Warnaco Group, Inc. Incentive Compensation Plan
              (incorporated herein by reference to Appendix E to The
              Warnaco Group, Inc.'s Proxy Statement filed April 29,
              2003).*
   10.3       Employment Agreement, dated as of April 14, 2003, by and
              between The Warnaco Group, Inc. and Joseph R. Gromek
              (incorporated by reference to Exhibit 10.7 to the Quarterly
              Report on Form 10-Q filed by The Warnaco Group, Inc. on May
              20, 2003).*
   10.4       License Agreement, dated as of August 4, 1994, between
              Calvin Klein, Inc. and Calvin Klein Jeanswear Company
              (incorporated by reference to Exhibit 10.20 to Designer
              Holdings, Ltd.'s Registration Statement on Form S-1 (File
              No. 333-02236)).*
   10.5       Amendment to the Calvin Klein License Agreement, dated as of
              December 7, 1994 (incorporated by reference to
              Exhibit 10.21 to Designer Holdings, Ltd.'s Registration
              Statement on Form S-1 (File No. 333-02236)).*
   10.6       Amendment to the Calvin Klein License Agreement, dated as of
              January 10, 1995 (incorporated by reference to
              Exhibit 10.22 to Designer Holdings, Ltd.'s Registration
              Statement on Form S-1 (File No. 333-02236)).*
   10.7       Amendment to the Calvin Klein License Agreement, dated as of
              February 28, 1995 (incorporated by reference to
              Exhibit 10.23 to Designer Holdings, Ltd.'s Registration
              Statement on Form S-1 (File No. 333-02236)).*
   10.8       Amendment to the Calvin Klein License Agreement, dated as of
              April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration Statement on
              Form S-1 (File No. 333-02236)).*
   10.9       Amendment and Agreement, dated June 5, 2003, by and among
              Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco
              Inc., Calvin Klein Jeanswear Company and CKJ Holdings Inc.
              (incorporated by reference to Exhibit 10.28 to the
              Registration Statement on Form S-4 (File No. 333-107788)
              filed by The Warnaco Group, Inc. on August 8, 2003).*#
   31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.'D'
   31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.'D'

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
   32.1       Certification of CEO and CFO pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (furnished herewith).

---------
*    Previously filed.
'D'  Filed herewith.
# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    On April 7, 2003, the Company filed a Current Report on Form 8-K dated April 7, 2003. The Report on Form 8-K reported at Item 12 that the Company issued a press release announcing its financial results for the fiscal year ended January 4, 2003.

    On April 14, 2003, the Company filed a Current Report on Form 8-K dated April 14, 2003. The Form 8-K reported at Item 5 the financial results of the Debtors as filed with the Bankruptcy Court for the period commencing December 1, 2002 and ending January 4, 2003.

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

    On May 7, 2003, the Company filed a Current Report on Form 8-K dated May 7, 2003. The Form 8-K reported at Item 5 the Company's adoption of fresh start reporting and included the Company's consolidated balance sheet as of February 4, 2003 and the Company's independent auditors' opinion with respect to the Company's consolidated balance sheet.

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

    On June 2, 2003, the Company filed a Current Report on Form 8-K dated June 2, 2003. The Report on Form 8-K reported at Item 9 and Item 12 that the Company furnished certain financial and other information.

    On June 6, 2003, the Company filed a Current Report on Form 8-K dated June 6, 2003. The Form 8-K reported at Item 5 that the Company issued a press release announcing that it has priced its offering of the Senior Notes.

    On June 9, 2003, the Company filed a Current Report on Form 8-K dated June 9, 2003. The Report on Form 8-K reported at Item 5 that the Company issued a press release announcing that it and Calvin Klein, Inc., a subsidiary of Phillips-Van Heusen Corporation, amended certain existing agreements between the two parties and agreed to enter into a new swimwear licensing agreement.

    On June 11, 2003, the Company filed a Current Report on Form 8-K dated June 11, 2003. The Report on Form 8-K reported at Item 9 and Item 12 that the Company furnished certain financial and other information which supplemented the information set forth in the Company's Forms 8-K filed on May 29, 2003 and June 2, 2003.

    On June 13, 2003, the Company filed a Current Report on Form 8-K dated June 12, 2003. The Report on Form 8-K reported at Item 5 that the Company issued a press release announcing the closing of its offering of Senior Notes.

    On July 8, 2003, the Company filed a Current Report on Form 8-K dated July 8, 2003. The Report on Form 8-K reported at Item 5 that the Company issued a press release announcing that it had elected Sheila A. Hopkins to its Board of Directors, effective July 7, 2003.

    On August 11, 2003, the Company filed a Current Report on Form 8-K dated August 11, 2003. The Report on Form 8-K reported at Item 12 that the Company issued a press release announcing first half and second quarter results for the period ended July 5, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: August 18, 2003                                      /s/ JOSEPH R. GROMEK
                                               .............................................
                                                             JOSEPH R. GROMEK
                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: August 18, 2003                                      /s/ JAMES P. FOGARTY
                                               .............................................
                                                             JAMES P. FOGARTY
                                                         SENIOR VICE PRESIDENT AND
                                                          CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
    3.1       Amended and Restated Certificate of Incorporation of The
              Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on
              February 4, 2003).*

    3.2 Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco
              Group, Inc. on April 4, 2003).*

    4.1 Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group,
              Inc. on August 8, 2003).*

    4.2 Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No.
              333-107788) filed by The Warnaco Group, Inc. on August 8,
              2003).*

    4.3       Rights Agreement, dated as of February 4, 2003, between The
              Warnaco Group, Inc. and the Rights Agent, including Form of
              Rights Certificate as Exhibit A, Summary of Rights to
              Purchase Preferred Stock as Exhibit B and the Form of
              Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4,
              2003).*

    4.4 Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof
              (as described in the Registration Rights Agreement)
              (incorporated herein by reference to Exhibit 4.5 to The
              Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*

   10.1       The Warnaco Group, Inc. 2003 Stock Incentive Plan
              (incorporated herein by reference to Appendix D to The
              Warnaco Group, Inc.'s Proxy Statement filed April 29,
              2003).*

   10.2       The Warnaco Group, Inc. Incentive Compensation Plan
              (incorporated herein by reference to Appendix E to The
              Warnaco Group, Inc.'s Proxy Statement filed April 29,
              2003).*

   10.3 Employment Agreement, dated as of April 14, 2003, by and between The Warnaco Group, Inc. and Joseph R. Gromek
              (incorporated by reference to Exhibit 10.7 to the Quarterly
              Report on Form 10-Q filed by The Warnaco Group, Inc. on May
              20, 2003).*

   10.4       License Agreement, dated as of August 4, 1994, between
              Calvin Klein, Inc. and Calvin Klein Jeanswear Company
              (incorporated by reference to Exhibit 10.20 to Designer
              Holdings, Ltd.'s Registration Statement on Form S-1 (File
              No. 333-02236)).*

   10.5       Amendment to the Calvin Klein License Agreement, dated as of
              December 7, 1994 (incorporated by reference to
              Exhibit 10.21 to Designer Holdings, Ltd.'s Registration
              Statement on Form S-1 (File No. 333-02236)).*

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

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
   10.9       Amendment and Agreement, dated June 5, 2003, by and among
              Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco
              Inc., Calvin Klein Jeanswear Company and CKJ Holdings Inc.
              (incorporated by reference to Exhibit 10.28 to the
              Registration Statement on Form S-4 (File No. 333-107788)
              filed by The Warnaco Group, Inc. on August 8, 2003).*#
   31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.'D'
   31.2       Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.'D'
   32.1       Certification of CEO and CFO pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (furnished herewith).

---------
*    Previously filed.
'D'  Filed herewith.
# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'
The registered trademark symbol shall be expressed as................... 'r'
The section symbol shall be expressed as................................ 'SS'
The dagger symbol shall be expressed as................................. 'D'