Form 10-Q
period 2003-10-04
WARNACO GROUP INC /DE/
filed 2003-11-18
CIK 801351

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 2003

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

                               501 SEVENTH AVENUE
                            NEW YORK, NEW YORK 10018
             (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 287-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                        COPIES OF ALL COMMUNICATIONS TO:
                            THE WARNACO GROUP, INC.
                               501 SEVENTH AVENUE
                            NEW YORK, NEW YORK 10018
                           ATTENTION: GENERAL COUNSEL

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [x] Yes [ ] No

    The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of November 8, 2003 is as follows: 45,188,183.

--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE WARNACO GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCLUDING PER SHARE DATA)
                                  (UNAUDITED)

                                                                     SUCCESSOR           PREDECESSOR
                                                              ------------------------   -----------
                                                              OCTOBER 4,   FEBRUARY 4,   JANUARY 4,
                                                                 2003         2003          2003
                                                                 ----         ----          ----
                           ASSETS
Current assets:
   Cash.....................................................  $  43,855    $   20,706    $   114,025
   Restricted cash..........................................         --         6,200          6,100
   Accounts receivable, less reserves of $65,318 as of
    October 4, 2003, $ -- as of February 4, 2003 and
    $87,512 as of January 4, 2003...........................    202,695       213,048        199,817
   Inventories, net.........................................    290,572       348,033        345,268
   Prepaid expenses and other current assets................     31,368        30,890         31,438
   Assets held for sale.....................................      1,777         1,485          1,458
   Assets of discontinued operations........................     22,269            --             --
   Deferred income taxes....................................      7,399         7,399          2,972
                                                             ----------    ----------    -----------
         Total current assets...............................    599,935       627,761        701,078
                                                             ----------    ----------    -----------
Property, plant and equipment, net..........................    105,269       129,357        156,712
Other assets:
   Licenses, trademarks and other intangible assets, at
    cost, less
    accumulated amortization of $13,480 as of October 4,
    2003, $0 as of
    February 4, 2003 and $19,069 as of January 4, 2003......    305,300       364,700         86,827
   Deferred financing costs.................................     12,416         5,286            463
   Other assets.............................................      4,687         2,703          2,800
   Goodwill.................................................     95,023        34,142             --
                                                             ----------    ----------    -----------
         Total other assets.................................    417,426       406,831         90,090
                                                             ----------    ----------    -----------
                                                             $1,122,630    $1,163,949    $   947,880
                                                             ----------    ----------    -----------
                                                             ----------    ----------    -----------
            LIABILITIES AND STOCKHOLDERS' EQUITY
                        (DEFICIENCY)
Liabilities not subject to compromise:
   Current liabilities:
      Current portion of long-term debt.....................  $      --    $    5,050    $     5,765
      Revolving credit facility.............................         --        39,200             --
      Accounts payable......................................     80,165       122,376        103,630
      Accrued liabilities...................................    119,869       105,302        102,026
      Liabilities of discontinued operations................      2,172            --             --
      Accrued income tax payable............................     23,886        28,140         28,420
                                                             ----------     ----------    -----------
         Total current liabilities..........................    226,092       300,068        239,841
                                                             ----------    ----------    -----------
   Long-term debt...........................................    211,178       202,202          1,252
   Deferred income taxes....................................    100,085        86,975          4,964
   Other long-term liabilities..............................     63,878        71,156         71,837
Liabilities subject to compromise...........................         --            --      2,486,082
Commitments and contingencies...............................         --            --             --
Stockholders' equity (deficiency):
   Successor preferred stock: $0.01 par value, 20,000,000
    shares authorized Series A preferred stock, $0.01 par
    value, 112,500 shares authorized as of October 4, 2003
    and February 4, 2003 none issued or outstanding.........         --            --             --
   Successor common stock: $0.01 par value, 112,500,000
    shares authorized, 45,188,183 and 44,999,973 issued and
    outstanding as of October 4, 2003 and February 4, 2003,
    respectively............................................        452           450             --
   Predecessor Class A common stock: $.01 par value,
    130,000,000 shares authorized, 65,232,594 issued and
    outstanding as of January 4, 2003.......................         --            --            654
   Additional paid-in capital...............................    507,739       503,098        908,939
   Accumulated other comprehensive income (loss)............      6,294            --        (93,223)
   Retained earnings (deficit)..............................      7,515            --     (2,358,537)
   Predecessor treasury stock, at cost, 12,242,629 shares as
    of January 4, 2003......................................         --            --       (313,889)
   Successor treasury stock, at cost, 35,569 shares as of
    October 4, 2003.........................................       (603)           --             --
   Unearned stock compensation..............................         --            --            (40)
                                                             ----------    ----------    -----------
         Total stockholders' equity (deficiency)............    521,397       503,548     (1,856,096)
                                                             ----------    ----------    -----------
                                                             $1,122,630    $1,163,949    $   947,880
                                                             ----------    ----------    -----------
                                                             ----------    ----------    -----------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCLUDING PER SHARE DATA)
                                  (UNAUDITED)

                                                               SUCCESSOR     PREDECESSOR
                                                              ------------   ------------
                                                              THREE MONTHS   THREE MONTHS
                                                                 ENDED          ENDED
                                                               OCTOBER 4,     OCTOBER 5,
                                                                  2003           2002
                                                                  ----           ----
Net revenues................................................    $303,059       $331,463
Cost of goods sold..........................................     210,499        237,183
                                                                --------       --------
Gross profit................................................      92,560         94,280
Selling, general and administrative expenses................      88,146         84,576
Amortization of sales order backlog.........................       1,967             --
Restructuring items.........................................       5,242             --
Reorganization items........................................          --         21,122
                                                                --------       --------
Operating loss..............................................      (2,795)       (11,418)
Other (income) expense......................................        (904)            --
Interest expense............................................       5,988          4,283
                                                                --------       --------
Loss from continuing operations before provision (benefit)
  for income taxes..........................................      (7,879)       (15,701)
Provision (benefit) for income taxes........................      (1,336)         2,544
                                                                --------       --------
Loss from continuing operations.............................      (6,543)       (18,245)
Income (loss) from discontinued operations, net of income
  taxes.....................................................        (117)         2,614
                                                                --------       --------
Net loss....................................................    $ (6,660)      $(15,631)
                                                                --------       --------
                                                                --------       --------
Basic and diluted income (loss) per common share:
    Loss from continuing operations.........................    $  (0.15)      $  (0.34)
    Income (loss) from discontinued operations, net of
      income taxes..........................................          --           0.05
                                                                --------       --------
    Net loss................................................    $  (0.15)      $  (0.30)
                                                                --------       --------
                                                                --------       --------
Weighted average number of shares outstanding used in
  computing loss per common share:
    Basic and diluted.......................................      45,065         52,936
                                                                --------       --------
                                                                --------       --------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCLUDING PER SHARE DATA)
                                  (UNAUDITED)

                                                    SUCCESSOR                       PREDECESSOR
                                                 ----------------        --------------------------------
                                                      PERIOD                  PERIOD          NINE MONTHS
                                                 FEBRUARY 5, 2003        JANUARY 5, 2003         ENDED
                                                   TO OCTOBER 4,          TO FEBRUARY 4,       OCTOBER 5,
                                                       2003                    2003               2002
                                                       ----                    ----               ----
Net revenues................................         $949,821              $   112,739         $1,104,744
Cost of goods sold..........................          644,574                   68,083            782,600
                                                     --------              -----------         ----------
Gross profit................................          305,247                   44,656            322,144
Selling, general and administrative
  expenses..................................          251,929                   34,322            282,367
Amortization of sales order backlog.........           11,800                       --                 --
Restructuring items.........................           11,382                       --                 --
Reorganization items........................               --                   29,922             79,207
                                                     --------              -----------         ----------
Operating income (loss).....................           30,136                  (19,588)           (39,430)
Gain on cancellation of pre-petition
  indebtedness..............................               --               (1,692,696)                --
Fresh start adjustments.....................               --                 (765,726)                --
Other (income) expense......................           (2,232)                     359                 --
Interest expense............................           15,838                    1,887             14,340
                                                     --------              -----------         ----------
Income (loss) from continuing operations
  before provision for income taxes.........           16,530                2,436,588            (53,770)
Provision for income taxes..................            8,456                   78,150             49,839
                                                     --------              -----------         ----------
Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle......................            8,074                2,358,438           (103,609)
Income (loss) from discontinued operations,
  net of income taxes.......................             (559)                      99               (141)
Cumulative effect of change in accounting
  principle (net of income tax benefit of
  $53,513)..................................               --                       --           (801,622)
                                                     --------              -----------         ----------
Net income (loss)...........................         $  7,515              $ 2,358,537         $ (905,372)
                                                     --------              -----------         ----------
                                                     --------              -----------         ----------
Basic income (loss) per common share:
    Income (loss) from continuing operations
      before accounting change..............         $   0.18              $     44.51         $    (1.96)
    Income (loss) from discontinued
      operations............................            (0.01)                      --                 --
    Cumulative effect of change in
      accounting principle..................               --                       --             (15.14)
                                                     --------              -----------         ----------
    Net income (loss).......................         $   0.17              $     44.51         $   (17.10)
                                                     --------              -----------         ----------
                                                     --------              -----------         ----------
Diluted income (loss) per common share:
    Income (loss) from continuing operations
      before accounting change..............         $   0.18              $     44.51         $    (1.96)
    Income (loss) from discontinued
      operations............................            (0.01)                      --                 --
    Cumulative effect of change in
      accounting principle..................               --                       --             (15.14)
                                                     --------              -----------         ----------
    Net income (loss).......................         $   0.17              $     44.51         $   (17.10)
                                                     --------              -----------         ----------
                                                     --------              -----------         ----------
Weighted average number of shares
  outstanding used in computing income
  (loss) per common share:
    Basic...................................           45,028                   52,990             52,936
                                                     --------              -----------         ----------
                                                     --------              -----------         ----------
    Diluted.................................           45,186                   52,990             52,936
                                                     --------              -----------         ----------
                                                     --------              -----------         ----------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SUCCESSOR                     PREDECESSOR
                                                               ----------------      -----------------------------------
                                                                    PERIOD                PERIOD             NINE MONTHS
                                                               FEBRUARY 5, 2003      JANUARY 5, 2003            ENDED
                                                                TO OCTOBER 4,         TO FEBRUARY 4,          OCTOBER 5,
                                                                     2003                  2003                  2002
                                                                     ----                  ----                  ----
Net income (loss)...........................................       $  7,515             $ 2,358,537           $(905,372)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Gain on cancellation of pre-petition indebtedness.......             --              (1,692,696)                 --
    Fresh start adjustments.................................             --                (765,726)                 --
    Provision for receivable allowances.....................        105,095                  15,206             136,274
    Provision for inventory adjustments.....................         24,527                   3,484              50,346
    Net loss on sale of GJM, Penhaligon's and Ubertech......             --                      --               3,462
    Loss on sale of property, plant and equipment...........             --                      --                 407
    Cumulative effect of change in accounting principle, net
      of taxes..............................................             --                      --             801,622
    Provision for deferred income tax.......................             --                  77,584              47,904
    Depreciation and amortization...........................         22,661                   4,511              42,461
    Amortization of sales order backlog.....................         12,600                      --                  --
    Stock compensation......................................          4,455                       8                 270
    Amortization of deferred financing costs................          1,209                     463               6,888
    Non-cash restructuring items............................          2,414                      --                  --
    Non-cash reorganization items...........................             --                  15,561              39,555
Change in operating assets and liabilities:
    Accounts receivable.....................................        (98,415)                (28,437)            (64,332)
    Inventories.............................................         29,256                 (28,520)             (3,163)
    Prepaid expenses and other assets.......................          2,359                    (142)             11,376
    Accounts payable, accrued expenses and other
      liabilities...........................................        (34,211)                 14,948              30,706
    Accrued income taxes....................................         (4,006)                    293               4,821
                                                                   --------             -----------           ---------
Net cash provided by (used in) operating activities.........         75,459                 (24,926)            203,225
                                                                   --------             -----------           ---------
Cash flows from investing activities:
    Disposals of property, plant and equipment..............            109                      --               9,821
    Purchase of property, plant and equipment...............        (12,012)                   (745)             (8,101)
    Proceeds from sale of business units, net of cash
      balances..............................................             --                      --              20,609
                                                                   --------             -----------           ---------
Net cash provided by (used in) investing activities.........        (11,903)                   (745)             22,329
                                                                   --------             -----------           ---------
Cash flows from financing activities:
    Repayments of GECC debt.................................         (4,890)                   (715)             (1,939)
    Repayments of capital lease obligations.................           (242)                     --                  --
    Repayments of pre-petition debt.........................             --                (106,112)            (11,071)
    Repayments under Amended DIP............................             --                      --            (155,915)
    Repayments of Second Lien Notes.........................       (200,942)                     --                  --
    Payment of deferred financing costs.....................         (8,339)                     --                  --
    Proceeds from the issuance of Senior Notes due 2013.....        210,000                      --                  --
    Borrowings (repayments) under revolving credit
      facility..............................................        (39,200)                 39,200                  --
    Stock issuance costs....................................            (55)                     --                  --
    Purchase of treasury stock..............................           (603)                     --                  --
                                                                   --------             -----------           ---------
Net cash used in financing activities.......................        (44,271)                (67,627)           (168,925)
                                                                   --------             -----------           ---------
Translation adjustments.....................................          3,864                     (21)               (329)
                                                                   --------             -----------           ---------
Increase (decrease) in cash.................................         23,149                 (93,319)             56,300
Cash at beginning of period.................................         20,706                 114,025              39,558
                                                                   --------             -----------           ---------
Cash at end of period.......................................       $ 43,855             $    20,706           $  95,858
                                                                   --------             -----------           ---------
                                                                   --------             -----------           ---------

           See Notes to Consolidated Condensed Financial Statements.

                            THE WARNACO GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1 -- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    Organization: The Warnaco Group, Inc. ('Warnaco Group') was incorporated in Delaware on March 14, 1986 and on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ('Warnaco'). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS'SS'101-1330, as amended (the 'Bankruptcy Code') effective February 4, 2003 (the 'Effective Date').

    Nature of Operations: Warnaco Group and its subsidiaries (collectively, the 'Company') design, manufacture, source and market a broad line of (i) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); (ii) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company's products are sold under a number of internationally known owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and Company-owned retail stores.

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

    In accordance with the provisions of the Plan and the Confirmation Order, the Plan became effective on the Effective Date and the Company entered into the $275,000 Senior Secured Revolving Credit Facility (the 'Exit Financing Facility'). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. See Note 16. In accordance with the Plan, on the Effective Date, the Company issued $200,942 of New Warnaco Second Lien Notes due 2008 (the 'Second Lien Notes') to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the 'Securities Act'), pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by Warnaco Group and Warnaco's domestic subsidiaries. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of the 8 7/8% Senior Notes due 2013 (the 'Senior Notes'). See Note 16.

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

    (e) pursuant to the terms of his employment agreement, as modified by the Plan, Antonio C. Alvarez II, the former President and Chief Executive Officer of the Company, received an incentive bonus in an aggregate amount of $5,873, consisting of $1,950 in cash, Second Lien Notes in the principal amount of $942 and 0.59% of the New Common Stock (266,400 shares valued at $11.19 per share); and

    (f) in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

    Basis of Consolidation and Presentation: References in these consolidated condensed financial statements to the 'Predecessor' refer to the Company prior to February 4, 2003. References to the 'Successor' refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting.

    All inter-company accounts have been eliminated in consolidation.

    The accompanying consolidated condensed financial statements of the Predecessor for the periods July 7, 2002 to October 5, 2002 (the 'Third Quarter of Fiscal 2002'), January 6, 2002 to October 5, 2002 (the 'Nine Months Ended October 5, 2002') and January 5, 2003 to February 4, 2003 have been presented in accordance with American Institute of Certified Public Accountants Statement of Position ('SOP') 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ('SOP 90-7'). In the Chapter 11 Cases, substantially all unsecured liabilities and under-secured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated condensed balance sheet as of January 4, 2003.

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

    The accompanying unaudited consolidated condensed financial statements include all adjustments (all of which were of a normal, recurring nature except for (i) the adoption of Statement of Financial Accounting Standards ('SFAS')
No. 142, Goodwill and Other Intangible Assets ('SFAS 142'); (ii) adjustments related to the Chapter 11 Cases; and (iii) adjustments related to the forgiveness of indebtedness and adoption of fresh start reporting pursuant to the provisions of SOP 90-7) which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position of the Company.

    Periods Covered: The period July 6, 2002 to October 5, 2002 (the 'Third Quarter of Fiscal 2002') contained 13 weeks of operations of the Predecessor and the Nine Months Ended October 5, 2002 contained 39 weeks of operations of the Predecessor. The period January 5, 2003 to February 4, 2003 contained four weeks of operations of the Predecessor. The period July 6, 2003 to October 4, 2003 (the 'Third Quarter of Fiscal 2003') contained 13 weeks of operations of the Successor and the period February 5, 2003 to October 4, 2003 contained 35 weeks of operations of the Successor.

    Statement of Cash Flows: The statement of cash flows includes discontinued operations because these cash flows are not material.

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

    Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

stability of its customers, the expected rate of retail sales growth and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. The Company's current rates of accrual for sales allowances, returns and discounts vary by business unit and channel of distribution and range from 5.0% to 20.0%.

    Cost of Goods Sold: Cost of goods sold for the Successor consists of the cost of products produced or purchased and certain period costs related to the production and manufacturing process. Product costs include (i) material, direct labor and overhead (including the costs incurred by external contractors),
(ii) duty, quota and related tariffs, (iii) in-bound freight and traffic costs, including inter-plant freight, (iv) procurement and material handling costs,
(v) indirect production overhead including inspection, quality control, sample making/room, production control and planning, cost accounting, and engineering, and (vi) in-stocking costs in the Company's warehouse (cost to receive, unpack and stock product available for sale in the Company's distribution center). Period costs included in costs of goods sold include (a) royalty, (b) design and merchandising, (c) samples, (d) manufacturing variances (net of amounts capitalized), (e) loss on seconds and (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory). Costs incurred to store, pick, pack and ship inventory to customers are included in shipping and handling costs and are classified in selling, general and administrative expenses. The Company's gross profit and gross margin may not be comparable to those of other companies as some companies include shipping and handling costs in cost of goods sold. The Predecessor included design, merchandising, and other product related costs in its determination of inventory value. Beginning on February 4, 2003 the Company expenses such costs as incurred.

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. As of October 4, 2003 the Company had approximately $257,044 of open trade invoices and other receivables and $10,969 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $65,318 of accounts receivable reserves at October 4, 2003. As of February 4, 2003, the Company had approximately $281,917 of open trade invoices and other receivables and $10,836 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company reduced its accounts receivable balance by $79,705 to reflect its accounts receivable at fair value. As of January 4, 2003, the Company had approximately $276,889 of open trade invoices and other receivables and $10,440 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $87,512 of accounts receivable reserves at January 4, 2003. The net accounts receivable balance of $213,048 at February 4, 2003 was estimated to be the fair value of

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

the Company's accounts receivable at February 4, 2003. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserves significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its reserves for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen the Company may have to increase its reserve estimates substantially. At October 4, 2003, the Company had identified inventory with a carrying value of approximately $51,000 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of October 4, 2003, the Company had approximately $25,747 of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57,200 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company reduced its inventory by $32,785 to reflect such inventory at fair value. At January 4, 2003, the Company had identified inventory with a carrying value of approximately $61,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33,816 of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the adjustments noted, was equal to its fair value at February 4, 2003.

    Long-lived Assets: As of February 4, 2003, the Company adopted fresh start accounting and its long-lived assets, including property, plant and equipment were recorded at their fair values based upon the preliminary appraised values of such assets. The Company used the work of an independent third party appraisal firm to assist it in determining the fair value of its property, plant and equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expects to receive from such a sale. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

    Intangible assets consist primarily of licenses and trademarks. The Company used the work of an independent third party appraisal firm to assist it in determining the value of its trademarks, licenses and other intangible assets. The fair values were calculated using the discounted estimated future cash flow to be generated from the sales of products utilizing such trademarks and/or

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

licenses. The determination of fair value considered the royalty rates attributable to products of similar types, recent sales or licensing agreements entered into by companies selling similar products and the expected term during which the Company expects to earn cash flows from each license or trademark. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of these intangible assets will not have any effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142 the Company does not amortize assets with indefinite lives.

    The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated remaining useful lives of the Company's fixed assets and finite lived intangible assets for periods at February 4, 2003 are based upon the remaining useful lives as determined by independent third party appraisers and the Company. The estimated useful lives of fixed assets and finite lived intangible assets acquired after February 5, 2003 are based on their classification and expected usage, as determined by the Company.

    Income Taxes: Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is established to reduce the amount of deferred tax assets to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The only objectively verifiable evidence the Company used in determining the need for a valuation allowance were the future reversals of existing temporary differences. The future recognition of deferred tax assets, through a reduction in valuation allowances that existed at February 4, 2003, will first reduce goodwill. Should the recognition of deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The Pension Plan's third party actuary has determined the total liability attributable to benefits owed to participants covered by the Pension Plan using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions set forth by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of January 4, 2003,
February 4, 2003 and October 4, 2003. The Pension Plan and the Company's plan of reorganization contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As a result of the amendment, the Company will not record any pension expense for current service costs after January 1, 2003. As of February 4, 2003 and October 4, 2003, the Company had recorded a Pension Plan liability

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9,380 and will be approximately $46,293 in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated condensed balance sheet at October 4, 2003. Cash contributions to the Pension Plan were $7,720 for the period February 5, 2003 to October 4, 2003. The remaining contributions to the Pension Plan to be paid in fiscal 2003 of $1,660 are classified with accrued liabilities at October 4, 2003.

    Stock-Based Compensation: Effective February 5, 2003, the Successor adopted the fair value method of accounting for stock options for all options granted by the Successor after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ('SFAS 148'). The Company uses the Black-Scholes model to calculate the fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. The Company emerged from bankruptcy on February 4, 2003, and as a result, the Company does not have sufficient stock price history upon which to base its volatility assumption. In determining the volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's emergence from bankruptcy and other factors in determining its stock price volatility assumption of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 42 months and the option term of ten years. The Company's risk-free rate of return assumption of 2.55% for options granted in fiscal 2003 is equal to the quoted yield for five-year U.S. treasury bonds as of March 12, 2003.

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25'), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the 'intrinsic value method'). Compensation expense related to restricted stock grants is recognized over the vesting period of the grants.

    The following table illustrates the effect that stock-based compensation would have had on net income (loss) and net income (loss) per share of the Predecessor if such compensation had been included in its net income (loss) and net income (loss) per share for the period January 5, 2003 to February 4, 2003, the Third Quarter of Fiscal 2002 and the Nine Months Ended October 5, 2002, respectively:

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       PREDECESSOR
                                                       --------------------------------------------
                                                           PERIOD        THREE MONTHS   NINE MONTHS
                                                       JANUARY 5, 2003      ENDED          ENDED
                                                       TO FEBRUARY 4,     OCTOBER 5,    OCTOBER 5,
                                                            2003             2002          2002
                                                            ----             ----          ----
Net income (loss) as reported:.......................    $2,358,537        $(15,631)     $(905,372)
Add: Stock-based employee compensation cost included
  in reported net income, net of related income tax
  effects............................................             8              53            270
Less: Stock-based employee compensation cost, net of
  income tax effects, that would have been included
  in the determination of net income (loss) if the
  fair value method had been applied to all awards...          (252)         (1,802)        (5,517)
                                                         ----------        --------      ---------
Net income (loss) -- pro forma.......................    $2,358,293        $(17,380)     $(910,619)
                                                         ----------        --------      ---------
                                                         ----------        --------      ---------
Income (loss) per share:
    Basic & diluted -- as reported...................    $    44.51        $  (0.30)     $  (17.10)
                                                         ----------        --------      ---------
                                                         ----------        --------      ---------
    Basic & diluted -- pro forma.....................    $    44.50        $  (0.33)     $  (17.20)
                                                         ----------        --------      ---------
                                                         ----------        --------      ---------
Weighted average number of shares outstanding used in
  computing income (loss) per common share:
    Basic & diluted..................................        52,990          52,936         52,936

    Total stock-based compensation expense before income taxes was $4,455 for the period February 5, 2003 to October 4, 2003. Stock-based compensation expense included in the consolidated condensed statement of operations for the Third Quarter of Fiscal 2003 was $712 (net of income tax benefit of $475) related to stock options and $506 (net of income tax benefit of $338) related to restricted stock grants. For the period February 5, 2003 to October 4, 2003, stock-based compensation expense related to stock options was $1,556 (net of income tax benefit of $1,037) and $1,087 (net of income tax benefit of $725) related to restricted stock grants. Included in stock-based compensation expense for the period February 5, 2003 to October 4, 2003 is $50 related to the issuance of shares of common stock to the directors as partial compensation for serving as members on the Board of Directors of the Company. The Company expects that total stock-based compensation expense for fiscal 2003 will be approximately $3,460 (net of income tax benefit of $2,307). See Note 19.

    The fair value of the stock options was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                     SUCCESSOR
                                                        -----------------------------------
                                                             THREE             PERIOD
                                                         MONTHS ENDED     FEBRUARY 5, 2003
                                                        OCTOBER 4, 2003  TO OCTOBER 4, 2003
                                                        ---------------  ------------------
Risk free rate of return..............................       2.55%             2.55%
Dividend yield (a)....................................        --                 --
Expected volatility of the market price of the
  Company's common stock..............................       35.0%             35.0%
Expected option life..................................      5 years           5 years

---------

(a) The Company is restricted from paying dividends under the terms of the Exit Financing Facility and the terms of the indenture governing the Senior Notes.

    The Predecessor did not grant any stock-based compensation or stock options during the Nine Months Ended October 5, 2002 or the period January 5, 2003 to February 4, 2003.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    Advertising Costs: Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising allowances provided to customers are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts charged to operations for advertising expense (including cooperative advertising, marketing and promotion expenses) for the Nine Months Ended October 5, 2002, the period January 5, 2003 to February 4, 2003 and the period February 5, 2003 to October 4, 2003 were $82,541, $7,550 and $51,827, respectively. Cooperative advertising expense for the Nine Months Ended October 5, 2002, the period January 5, 2003 to
February 4, 2003 and the period February 5, 2003 to October 4, 2003 was $25,155, $1,398 and $15,474, respectively.

    Shipping and Handling Costs: Costs to store, pick, pack and ship merchandise to customers are expensed as incurred and are classified in selling, general and administrative expenses. The amounts charged to shipping and handling costs were $11,061, $31,477, $3,721, $14,071 and $44,390 for the Third Quarter of Fiscal
2003, the period February 5, 2003 to October 4, 2003, the period January 5, 2003 to February 4, 2003, the Third Quarter of Fiscal 2002 and the Nine Months Ended October 5, 2002, respectively.

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

    Property, Plant and Equipment: Property, plant and equipment as of October 4, 2003 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions during the period February 5, 2003 to October 4, 2003. As of January 4, 2003, property, plant and equipment is stated at historical costs net of accumulated depreciation. The estimated useful lives of such assets are summarized below:

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

    Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and related guidance and are amortized on a straight-line basis over the estimated useful life of the software (three to seven years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

    Intangible Assets: Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser. Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142 intangible assets with indefinite lives are not amortized. See Note 13.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    Goodwill: Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets minus its liabilities allocated in accordance with the provisions of SFAS 141, Business Combinations, as of February 4, 2003. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company will perform in the fourth quarter of each fiscal year.

    Deferred Financing Costs: Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the Company's Exit Financing Facility and the issuance of the Senior Notes. Such fees are amortized over the life of the related debt using the interest method. Amortization of deferred financing costs is included in interest expense.

    Other Assets: Other assets include certain barter credits and long-term rent receivable related to certain subleases. Barter assets, amounting to $683 at each of October 4, 2003 and February 4, 2003, are recognized when realized and deferred rent charges are recognized over the life of the related lease.

    Financial Instruments: The Company does not use derivative financial instruments for speculation or for trading purposes and has not done so since the Petition Date. A number of major international financial institutions are counterparties to the Company's outstanding letters of credit. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance of these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties. The Company utilizes interest rate swaps to hedge certain exposures related to its long-term debt.

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

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ('SFAS 149'). FASB Statements
No. 133, Accounting for Derivative Instruments and Hedging Activities ('SFAS 133') and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as 'derivatives') and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial statements.

    During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ('SFAS 150'). SFAS 150 clarifies the accounting for certain financial instruments that could previously be accounted for as equity. SFAS 150 requires those instruments be classified as liabilities in statements of financial position and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial statements.

NOTE 3 -- BUSINESS ENTERPRISE VALUE

    In conjunction with the preparation of the Plan, the Company considered many factors in determining its reorganization value, including the amount and nature of its monetary assets, estimated earnings and cash flow to be generated by the Company in the future, the enterprise value of apparel companies selling similar products based on quoted market prices and the value of recently completed transactions for the purchase and sale of companies or parts of companies in the apparel industry. All of these factors involved the use of judgments and estimates, the most significant of which involve estimates of future earnings and cash flow that the Company will generate. The Company also engaged an independent third party appraisal and consulting firm (the 'BEV Appraiser') to assist the Company in preparing a valuation analysis of the reorganized Company. The BEV Appraiser utilized a combination of the market approach and income approaches. The BEV Appraiser made certain assumptions in its work. The weighted average long-term debt interest rate was assumed to be 7.81% and the weighted average cost of capital was assumed to be 13.80%. The appraiser used three years of financial projections in its evaluation and determined the terminal value based upon the Company's weighted average cost of capital and expected free cash flow using a 5.00% growth rate per annum. The determination of the Company's projected income and free cash flow required the use of significant judgments and estimates by the Company. Changes in economic conditions, the cost of equity or debt financing and many other factors will have a significant effect on the Company's ability to earn the income

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

or generate the free cash flow assumed in its projections. As a result, variations in the amounts of income and cash flow actually earned by the Company will have a significant effect on its business enterprise value ('BEV').

    The Company also allocated the overall business enterprise value to its various business units. The determination of the value of each of the Company's business units was based upon the estimated earnings and cash flow to be generated by those business units. The Company also considered the type and amount of assets held by each of those units. In addition, the Company offered several of its business units for sale as part of its reorganization under the bankruptcy code. The Company considered the prices offered for those business units in allocating its business enterprise value to its business units. The Company allocated the value of each business unit to the individual assets and liabilities held by each business unit based on the fair value of the specific assets. The Company used the work of third party appraisers to assist it in allocating such fair value.

    Based upon the analysis of the BEV Appraiser and considering the factors noted above, the Company determined that the BEV of the reorganized Company was between $730,000 and $770,000. Based upon the timing of the Debtors' emergence from bankruptcy, market conditions at the time of emergence and the net assets of the Company at the Effective Date, the Company determined its reorganization equity value of $503,548 by subtracting the Company's debt of $246,452 on the Effective Date from the mid-point ($750,000) of the BEV valuation range.

NOTE 4 -- FAIR VALUE OF CERTAIN LONG-TERM TANGIBLE AND INTANGIBLE ASSETS

    In order to implement the provisions of SFAS 141, the Company engaged an independent third party to appraise its various business units and long-term tangible and intangible assets and to assist the Company in allocating the reorganization value of the Company to its various assets and liabilities at February 4, 2003. The Company engaged an independent third party appraisal and consulting firm (the 'Asset Appraiser') separate from the BEV Appraiser to assist the Company in determining the fair value of the Company's long-term tangible assets and identifiable intangible assets. Based upon the reorganization value of the Company, the Asset Appraiser provided detailed analysis of certain of the Company's long-term tangible and intangible assets. See Note 13.

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

    These adjustments were based upon the work of the BEV Appraiser, Asset Appraiser and the Company, as well as other valuation estimates to determine the preliminary fair values of the Company's assets and liabilities. The table below reflects reorganization adjustments for the discharge of indebtedness, issuance of New Common Stock, issuance of Second Lien Notes and the fresh start adjustments and the resulting fresh start consolidated balance sheet.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                               PREDECESSOR                                                          SUCCESSOR
                                               FEBRUARY 4,    DISCHARGE OF       ISSUANCE OF      FRESH START      FEBRUARY 4,
                                                   2003       INDEBTEDNESS      NEW SECURITIES    ADJUSTMENTS          2003
                                                   ----       ------------      --------------    -----------          ----
                   ASSETS
Current assets:
   Cash.....................................   $    96,224     $  (75,533)(a)      $     --        $      15 (f)   $    20,706
   Restricted cash..........................         6,100                                               100 (f)         6,200
   Accounts receivable......................       213,048                                                             213,048
   Inventories..............................       370,527                                           (22,494)(h)       348,033
   Prepaid expenses and other current
    assets..................................        30,890                                                              30,890
   Assets held for sale.....................         1,485                                                               1,485
   Deferred income taxes....................         2,972                                             4,427 (e)         7,399
                                               -----------     ----------          --------        ---------       -----------
Current assets..............................       721,246        (75,533)               --          (17,952)          627,761
                                               -----------     ----------          --------        ---------       -----------
Property, plant and equipment...............       153,394                                           (24,037)(e)       129,357
Other assets:
   Licenses, trademarks and other intangible
    assets..................................        86,904                                           277,796 (e)       364,700
   Deferred financing costs.................           859                            4,427 (d)                          5,286
   Other assets.............................         2,703                                                               2,703
   Goodwill.................................                     (515,659)(b)       503,548 (c)     (176,175)(e)        34,142
                                                                                    197,019 (d)          114 (f)
                                                                                                       2,801 (g)
                                                        --                                            22,494 (h)
                                               -----------     ----------          --------        ---------       -----------
         Total other assets.................        90,466       (515,659)          704,994          127,030           406,831
                                               -----------     ----------          --------        ---------       -----------
                                               $   965,106     $ (591,192)         $704,994        $  85,041       $ 1,163,949
                                               -----------     ----------          --------        ---------       -----------
                                               -----------     ----------          --------        ---------       -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIENCY)
Liabilities not subject to compromise:
   Current liabilities:
      Current portion of long-term debt.....   $     5,050                                                         $     5,050
      Debtor-in-possession revolving credit
        facility............................            --                                                                  --
      Revolving credit facility.............            --         30,579 (a)         1,950 (d)        2,244 (f)        39,200
                                                                                      4,427 (d)
      Accounts payable......................       123,235                                              (859)(f)       122,376
      Accrued liabilities...................       109,530             --            (1,950)(d)       (1,156)(f)       105,302
                                                                                     (2,981)(d)        2,801 (g)
                                                                                       (942)(d)
      Accrued income taxes payable..........        28,140                                                --            28,140
                                               -----------     ----------          --------        ---------       -----------
         Total current liabilities..........       265,955         30,579               504            3,030           300,068
                                               -----------     ----------          --------        ---------       -----------
   Long-term debt:
      Second Lien Notes.....................                           --           200,942 (d)           --           200,942
      Capital lease obligations.............         1,260                                                               1,260
Liabilities subject to compromise...........     2,499,385       (106,112)(a)            --               --         2,393,273
                                                               (2,393,273)(b)                                       (2,393,273)
Deferred income taxes.......................         4,964                                            82,011 (e)        86,975
Other long-term liabilities.................        71,156                                                              71,156
Stockholders' equity (deficiency):
   Common Stock, $0.01 par value............           654           (654)(b)           450 (c)           --               450
   Additional paid-in capital...............       908,939       (908,939)(b)       503,098 (c)           --           503,098
   Accumulated other comprehensive loss.....       (92,671)        92,671 (b)            --               --                --
   Deficit..................................    (2,380,615)     2,380,615 (b)            --               --                --
   Treasury stock, at cost..................      (313,889)       313,889 (b)            --               --                --
   Unearned stock compensation..............           (32)            32 (b)            --               --                --
                                               -----------     ----------          --------        ---------       -----------
         Total stockholders' equity
           (deficiency).....................    (1,877,614)     1,877,614           503,548               --           503,548
                                               -----------     ----------          --------        ---------       -----------
                                               $   965,106     $ (591,192)         $704,994        $  85,041       $ 1,163,949
                                               -----------     ----------          --------        ---------       -----------
                                               -----------     ----------          --------        ---------       -----------

                                                        (footnotes on next page)

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

(footnotes from previous page)

(a) Utilized excess cash of $75,533 and borrowed $30,579 under the Exit Financing Facility to pay $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured creditors; such amounts were included in liabilities subject to compromise.
(b) Reflects the discharge of pre-petition indebtedness of $2,393,273 (not including $106,112 in cash paid to pre-petition secured lenders) and cancellation of all outstanding shares of Old Common Stock ($654), including all options and restricted stock, additional paid-in capital ($908,939), treasury stock ($313,889), unearned stock compensation ($32) and elimination of accumulated other comprehensive loss ($92,671) and deficit ($2,380,615). A corresponding amount of $515,659 was recorded as a decrease in goodwill.
(c) Reflects the issuance of 44,999,973 shares of New Common Stock and recognition of reorganization equity value of $503,548 pursuant to the provisions of the Plan. A corresponding amount of $503,548 was recorded as an increase in goodwill.
(d) Reflects the issuance of $200,000 principal amount of Second Lien Notes to creditors pursuant to the terms of the Plan, payment of $1,950 in cash bonus to the Company's former Chief Executive Officer pursuant to the terms of the Plan and the payment of $4,427 of deferred financing costs. The Company also issued $942 in Second Lien Notes and 266,400 shares of common stock (representing value of $2,981) to its former Chief Executive Officer in payment of a bonus pursuant to the terms of the Plan. The total accrued bonus to the former Chief Executive Officer was $5,873. A corresponding amount of $197,019 was recorded as an increase in goodwill.
(e) Reflects $24,037 adjustment to fixed assets to their fair value of $129,357 as determined by the Asset Appraiser, $277,796 to intangible assets to reflect their fair value of $364,700 as determined by the Asset Appraiser, the recognition of deferred income tax liability of $82,011 and the recognition of deferred tax assets of $4,427 related to the preliminary fair value adjustments noted above. The deferred tax balance as of February 4, 2003 reflects a valuation allowance of $126,654 which was established in connection with fresh start reporting. A corresponding amount of $176,175 was recorded as a decrease in goodwill.
(f) Borrowed $2,244 under the Exit Financing Facility to pay certain administrative and priority claims aggregating $859 and $1,156, unaccrued tax claims of $114, the translation escrow account (subsequently released to the Company) of $100 and to provide additional cash funds at closing of $15. A corresponding amount of $114 was recorded as an increase in goodwill.
(g) Reflects the recording of an unfavorable contract commitment of $2,801 related to one of the Company's distribution facilities. A corresponding amount of $2,801 was recorded as an increase in goodwill.
(h) Reflects adjustments of $22,494 to adjust inventory to its fair value of $348,033. A corresponding amount of $22,494 was recorded as an increase in goodwill.

NOTE 6 -- DISCONTINUED OPERATIONS

    As part of the Company's ongoing restructuring activities, in October 2003, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz ('ABS') business unit. The sale is expected to be final in the first quarter of fiscal 2004. The purchase price is $15,000 in cash plus the assumption of up to $2,000 in liabilities. In addition, during the Third Quarter of Fiscal 2003, the Company determined that it will not be seeking lease renewals for five Speedo/Authentic Fitness retail stores. The operating lease rental agreements on these stores will expire during the first quarter of fiscal 2004.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    ABS and the five Speedo/Authentic Fitness retail stores have been accounted for as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ('SFAS 144'). Accordingly, the results of operations, assets and liabilities of these business units are separately presented in the accompanying consolidated condensed financial statements. Prior to accounting for ABS and the five Speedo/Authentic Fitness retail stores as discontinued operations, the results of operations, assets and liabilities of these business units were included in the results of operations, assets and liabilities of the Sportswear and Swimwear segments, respectively.

    Summarized operating results for the discontinued operations are as follows:

                                                           SUCCESSOR         PREDECESSOR
                                                          ------------       ------------
                                                          THREE MONTHS       THREE MONTHS
                                                             ENDED              ENDED
                                                           OCTOBER 4,         OCTOBER 5,
                                                              2003               2002
                                                              ----               ----
Net revenues............................................      $9,385            $14,854
                                                              ------            -------
                                                              ------            -------
Loss before provision (benefit) for income taxes........      $ (117)           $ 2,614
Provision (benefit) for income taxes....................          --                 --
                                                              ------            -------
Loss from discontinued operations, net of income
  taxes.................................................      $ (117)           $ 2,614
                                                              ------            -------
                                                              ------            -------

                                                    SUCCESSOR           PREDECESSOR
                                                    ----------    ------------------------
                                                     PERIOD        PERIOD
                                                    FEBRUARY 5,   JANUARY 5,   NINE MONTHS
                                                     2003 TO       2003 TO        ENDED
                                                    OCTOBER 4,    FEBRUARY 4,   OCTOBER 5,
                                                       2003          2003          2002
                                                       ----          ----          ----

Net revenues......................................    $26,129       $3,427        $35,212
                                                      -------       ------        -------
                                                      -------       ------        -------
Income before provision (benefit) for income
  taxes...........................................    $  (559)      $   99        $ 4,102
Provision for income taxes........................         --           --          4,243
                                                      -------       ------        -------
Income (loss) from discontinued operations, net of
  income taxes....................................    $  (559)      $   99        $  (141)
                                                      -------       ------        -------
                                                      -------       ------        -------

    Summarized assets and liabilities of the discontinued operations at October 4, 2003 are presented in the consolidated condensed balance sheet as follows:

                                                                 SUCCESSOR
                                                              ----------------
                                                              OCTOBER 4, 2003
                                                              ---------------
Accounts receivable, net....................................      $ 3,673
Inventories, net............................................        3,678
Prepaid expenses and other current assets...................          555
Property, plant and equipment, net..........................        1,163
Intangible assets...........................................       13,200
                                                                  -------
    Assets of discontinued operations.......................      $22,269
                                                                  -------
                                                                  -------
Accounts payable............................................      $ 1,462
Accrued liabilities.........................................          710
                                                                  -------
    Liabilities of discontinued operations..................      $ 2,172
                                                                  -------
                                                                  -------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 7 -- REORGANIZATION ITEMS

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

    As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7. The components of reorganization items are as follows:

                                                               PREDECESSOR
                                           ----------------------------------------------------
                                                PERIOD         THREE MONTHS       NINE MONTHS
                                           JANUARY 5, 2003         ENDED             ENDED
                                            TO FEBRUARY 4,      OCTOBER 5,        OCTOBER 5,
                                                 2003              2002              2002
                                                 ----              ----              ----
Legal and professional fees..............      $ 4,501            $ 5,138           $20,056
Lease and contract terminations..........       10,098              4,470             5,319
Employee contracts and retention.........       14,540              4,422            14,846
Facility shutdown costs..................           82              4,081             4,081
Loss from sale of Penhaligon's and GJM...           --              1,362             3,462
GECC lease settlement....................           --                               22,907
Write-off of fixed assets related to
  retail stores closed...................           --              1,005             5,995
Employee benefit costs related to plant
  closings...............................           --                 --               979
Loss from sales of fixed and other
  assets.................................           70                512               407
Other....................................          631                132             1,155
                                               -------            -------           -------
                                               $29,922            $21,122           $79,207
                                               -------            -------           -------
                                               -------            -------           -------
Cash portion of reorganization items.....      $14,361            $ 9,692           $39,652
Non-cash portion of reorganization
  items..................................      $15,561            $11,430           $39,555

NOTE 8 -- RESTRUCTURING ITEMS

    In the Third Quarter of Fiscal 2003, the Company continued the process of consolidating its manufacturing and distribution operations in accordance with the Plan. Included in restructuring charges are accruals for closing and/or consolidating two sewing plants located in Puerto Cortes, Honduras and Los Angeles, California, one cutting and warehousing facility in Thomasville, Georgia, distribution facilities in Secaucus, New Jersey, and Montreal, Canada, and the consolidation of certain manufacturing operations in France, resulting in total restructuring charges of $5,242 and $11,382 for the Third Quarter of Fiscal 2003 and the period February 5, 2003 to October 4, 2003, respectively. Accruals for restructuring items at February 4, 2003 and charges to the statement of operations for the period February 5, 2003 to October 4, 2003 primarily relate to severance and other benefits payable to approximately 1,463 terminated employees. The Company expects that substantially all payments to terminated employees will be completed by the end of fiscal 2003. Also included in restructuring items for the period February 5, 2003 to October 4, 2003

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

are asset impairment charges related to the write-down to salvage value of idle plant and machinery at certain of the distribution and manufacturing facilities and legal expenses primarily related to the shutdown of the manufacturing operations in France. A summary of restructuring items is as follows:

                                                            SUCCESSOR
                                                ----------------------------------
                                                THREE MONTHS         PERIOD
                                                   ENDED        FEBRUARY 5, 2003
                                                 OCTOBER 4,       TO OCTOBER 4,
                                                    2003              2003
                                                    ----              ----
Contract termination costs....................     $   --            $ 2,500
Employee termination costs, related legal fees
  and other items.............................      2,611              6,135
Write-down of fixed assets and other shutdown
  costs related to closed facilities..........      2,631              2,747
                                                   ------            -------
                                                   $5,242            $11,382
                                                   ------            -------
                                                   ------            -------
Cash portion of restructuring items...........     $2,993            $ 8,968
Non-cash portion of restructuring items.......      2,249              2,414

    Changes in accrued liabilities related to restructuring items are summmarized below:

                                                                       SUCCESSOR
                                                -------------------------------------------------------
                                                               EMPLOYEE
                                                              TERMINATION     WRITE-DOWN OF
                                                                COSTS,        FIXED ASSETS
                                                                RELATED         AND OTHER
                                                 CONTRACT     LEGAL FEES     SHUTDOWN COSTS
                                                TERMINATION    AND OTHER       RELATED TO
                                                   COSTS         ITEMS      CLOSED FACILITIES    TOTAL
                                                   -----         -----      -----------------    -----
Balance at February 4, 2003...................    $    --       $15,426          $ 2,842        $18,268
Charges for the period February 5, 2003 to
  October 4, 2003.............................      2,500         6,135            2,747         11,382
Cash reductions for the period February 5,
  2003 to October 4, 2003.....................       (500)       (4,957)            (373)        (5,830)
Non-cash reductions and other items for the
  period February 5, 2003 to October 4,
  2003........................................         --           143           (2,414)        (2,271)
                                                  -------       -------          -------        -------
Balance at October 4, 2003....................    $ 2,000       $16,747          $ 2,802        $21,549
                                                  -------       -------          -------        -------
                                                  -------       -------          -------        -------

NOTE 9 -- BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

    The Company operates in three business segments or groups: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group. During fiscal 2002, the Company operated in four business segments or groups: (i) Intimate Apparel Group; (ii) Sportswear Group; (iii) Swimwear Group; and (iv) Retail Stores Group. Because the Company has closed over 200 retail stores since January 1999, the retail stores no longer represent a material portion of the Company's net revenues (retail stores accounted for 2.47% of consolidated net revenue in the period February 5, 2003 to October 4, 2003). In addition, the operations of the remaining retail stores have been combined both on a functional and on a reporting basis with the operations of the Company's three wholesale business groups. Beginning in fiscal 2003, the operations of the Retail Stores Group are being included with the Company's three wholesale groups according to the type of product sold. Certain financial information contained in this Quarterly Report on Form 10-Q has been restated to correspond to the Company's current segment presentation.

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

    The Sportswear Group designs, sources and markets mass market to premium priced men's and women's sportswear under the Calvin Klein'r', Chaps Ralph Lauren'r' and White Stag'r' brand names.

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

    During the Company's bankruptcy, the Company sold assets, wrote down impaired assets, recorded an impairment charge related to the adoption of SFAS 142 and stopped amortizing goodwill and certain intangible assets that were previously amortized. In addition, on February 4, 2003, the Company emerged from bankruptcy and adopted fresh start reporting in accordance with the provisions of SOP 90-7. The adoption of fresh start reporting resulted in adjustments of the Company's assets and liabilities to fair value. As a result of these changes and adjustments, depreciation and amortization expense, excluding amortization of sales order backlog, has decreased by an amount in excess of $20,000 annually from the amounts reported in previous years. For informational purposes, the Company has separately identified the depreciation and amortization components of operating income (loss) in the following table. The presentation of segment information for prior periods has been restated to reflect the current classification of the Company's business groups. Information by business group, excluding discontinued operations, is set forth below:

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                  INTIMATE
                                  APPAREL    SPORTSWEAR   SWIMWEAR     GROUP      CORPORATE/
                                   GROUP       GROUP       GROUP       TOTAL      OTHER ITEMS     TOTAL
                                   -----       -----       -----       -----      -----------     -----
    Successor
    ---------
For the three months ended
  October 4, 2003
    Net revenues................  $152,503    $112,002    $ 38,554   $  303,059    $      --    $  303,059
    Operating income (loss).....    17,009      10,373      (8,576)      18,806      (21,601)       (2,795)
    Depreciation and
      amortization..............     2,425         571       2,580        5,576        3,141         8,717
    Restructuring items.........        --          --          --           --        5,242         5,242

For the period February 5, 2003
  to October 4, 2003
    Net revenues................  $401,793    $285,348    $262,680   $  949,821    $      --    $  949,821
    Operating income............    45,477      20,278      35,816      101,571      (71,435)       30,136
    Depreciation and
      amortization..............     7,129       2,907       4,559       14,595       19,621        34,216
    Restructuring items.........        --          --          --           --       11,382        11,382
----------------------------------------------------------------------------------------------------------

    Predecessor
    -----------
For the period January 5, 2003
  to February 4, 2003
    Net revenues................  $ 36,663    $ 37,834    $ 38,242   $  112,739    $      --    $  112,739
    Operating income (loss).....     2,508       5,751       8,503       16,762      (36,350)      (19,588)
    Depreciation and
      amortization..............     1,137         861         618        2,616        1,863         4,479
    Reorganization items........                                             --       29,922        29,922

For the three months ended
  October 5, 2002
    Net revenues................  $156,663    $138,248    $ 36,552   $  331,463    $      --    $  331,463
    Operating income (loss).....    18,563      11,575      (3,876)      26,262      (37,680)      (11,418)
    Depreciation and
      amortization..............     3,832       1,838       1,928        7,598        5,750        13,348
    Reorganization items........        --          --          --           --       21,122        21,122

For the nine months ended
  October 5, 2002
    Net revenues................  $474,765    $355,989    $273,990   $1,104,744    $      --    $1,104,744
    Operating income (loss).....    39,487      23,273      29,752       92,512     (131,942)      (39,430)
    Depreciation and
      amortization..............    14,273       6,674       5,904       26,851       15,314        42,165
    Reorganization items........        --          --          --           --       79,207        79,207

Total Assets

    Successor
    ---------
    October 4, 2003.............  $389,473    $277,725    $208,758   $  875,956    $ 246,674    $1,122,630
    February 4, 2003............   376,574     343,666     294,622    1,014,862      149,087     1,163,949
----------------------------------------------------------------------------------------------------------

    Predecessor
    -----------
    January 4, 2003.............  $305,059    $147,815    $204,126   $  657,000    $ 290,880    $  947,880

    The Company does not allocate corporate departmental expenses, stock-based compensation expenses, reorganization items, restructuring items or depreciation and amortization of corporate assets to its operating segments. Corporate departmental expenses include general corporate overhead and certain corporate services. The Company evaluates the operating groups' results

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

without allocating corporate/other items. Other companies may allocate these costs to their operating divisions and, as a result, the operating results of the Company's operating groups may not be directly comparable to the results of other companies. The table below summarizes corporate/other expenses for each period presented:

                                                             SUCCESSOR        PREDECESSOR
                                                           ------------      ------------
                                                           THREE MONTHS      THREE MONTHS
                                                              ENDED             ENDED
                                                            OCTOBER 4,        OCTOBER 5,
                                                               2003              2002
                                                               ----              ----

Unallocated corporate expenses..........................      $11,148           $10,808
Stock-based compensation................................        2,070                --
Reorganization items....................................           --            21,122
Restructuring items.....................................        5,242                --
Depreciation and amortization of corporate assets.......        3,141             5,750
                                                              -------           -------
    Corporate/other.....................................      $21,601           $37,680
                                                              -------           -------
                                                              -------           -------

                                                     SUCCESSOR           PREDECESSOR
                                                    -----------   -------------------------
                                                     PERIOD        PERIOD
                                                    FEBRUARY 5,   JANUARY 5,    NINE MONTHS
                                                     2003 TO       2003 TO        ENDED
                                                    OCTOBER 4,    FEBRUARY 4,    OCTOBER 5,
                                                       2003          2003          2002
                                                       ----          ----          ----

Unallocated corporate expenses....................    $35,977       $ 4,565      $ 37,421
Stock-based compensation..........................      4,455            --            --
Reorganization items..............................         --        29,922        79,207
Restructuring items...............................     11,382            --
Depreciation and amortization of corporate
  assets..........................................     19,621         1,863        15,314
                                                      -------       -------      --------
    Corporate/other...............................    $71,435       $36,350      $131,942
                                                      -------       -------      --------
                                                      -------       -------      --------

    A reconciliation of Group operating income to total income (loss) from continuing operations before provision (benefit) for income taxes for the Third Quarter of Fiscal 2003, the Third Quarter of Fiscal 2002, the period February 5, 2003 to October 4, 2003, the period January 5, 2003 to February 4, 2003 and the Nine Months Ended October 5, 2002 is as follows:

                                                             SUCCESSOR     PREDECESSOR
                                                            ------------   ------------
                                                            THREE MONTHS   THREE MONTHS
                                                               ENDED          ENDED
                                                             OCTOBER 4,     OCTOBER 5,
                                                                2003           2002
                                                                ----           ----
Group operating income....................................    $ 18,806       $ 26,262
Corporate/other items.....................................     (21,601)       (37,680)
Operating loss............................................      (2,795)       (11,418)
Other income..............................................        (904)            --
Interest expense..........................................       5,988          4,283
                                                              --------       --------
Loss from continuing operations before provision (benefit)
  for income taxes........................................    $ (7,879)      $(15,701)
                                                              --------       --------
                                                              --------       --------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                SUCCESSOR                PREDECESSOR
                                             ----------------    -----------------------------
                                                 PERIOD              PERIOD        NINE MONTHS
                                             FEBRUARY 5, 2003    JANUARY 5, 2003      ENDED
                                              TO OCTOBER 4,      TO FEBRUARY 4,     OCTOBER 5,
                                                  2003                2003             2002
                                                  ----                ----             ----
Group operating income.....................      $101,571         $    16,762      $  92,512
Corporate/other items......................       (71,435)            (36,350)      (131,942)
Operating income (loss)....................        30,136             (19,588)       (39,430)
Gain on cancellation of pre-petition
  indebtedness.............................            --          (1,692,696)            --
Fresh start adjustments....................            --            (765,726)            --
Other (income) loss........................        (2,232)                359             --
Interest expense...........................        15,838               1,887         14,340
                                                 --------         -----------      ---------
Income (loss) from continuing operations
  before provision for income taxes........      $ 16,530         $ 2,436,588      $ (53,770)
                                                 --------         -----------      ---------
                                                 --------         -----------      ---------

GEOGRAPHIC INFORMATION

                                                          SUCCESSOR         PREDECESSOR
                                                        ------------       ------------
                                                        THREE MONTHS       THREE MONTHS
                                                           ENDED              ENDED
                                                         OCTOBER 4,         OCTOBER 5,
                                                            2003               2002
                                                            ----               ----
Net revenues:
    United States....................................      $214,977           $248,361
    Asia.............................................         7,706              6,118
    Canada...........................................        21,239             22,003
    Europe...........................................        55,823             48,675
    Mexico...........................................         3,314              6,306
                                                           --------           --------
                                                           $303,059           $331,463
                                                           --------           --------
                                                           --------           --------

                                                SUCCESSOR                PREDECESSOR
                                             ----------------   ------------------------------
                                                 PERIOD             PERIOD         NINE MONTHS
                                             FEBRUARY 5, 2003   JANUARY 5, 2003       ENDED
                                              TO OCTOBER 4,     TO FEBRUARY 4,      OCTOBER 5,
                                                  2003               2003              2002
                                                  ----               ----              ----
Net revenues:
    United States..........................      $706,799          $ 84,026       $  865,662
    Asia...................................        17,721             1,787           14,310
    Canada.................................        61,366             5,872           63,688
    Europe.................................       151,741            19,205          142,967
    Mexico.................................        12,194             1,849           18,117
                                                 --------          --------       ----------
                                                 $949,821          $112,739       $1,104,744
                                                 --------          --------       ----------
                                                 --------          --------       ----------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

INFORMATION ABOUT MAJOR CUSTOMERS

    In the period February 5, 2003 to October 4, 2003, there were no customers with sales that accounted for 10% or more of the Company's net revenues. In the Nine Months Ended October 5, 2002, two customers, Federated Department Stores, Inc. and Wal-Mart Stores, Inc., accounted for approximately 11.30% and 10.22%, respectively, of the Company's net revenues.

NOTE 10 -- COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss) are as follows:

                                                            SUCCESSOR     PREDECESSOR
                                                           ------------   ------------
                                                           THREE MONTHS   THREE MONTHS
                                                              ENDED           ENDED
                                                            OCTOBER 4,      OCTOBER 5,
                                                               2003            2002
                                                               ----            ----

Net loss..................................................    $(6,660)       $(15,631)
Other comprehensive income (loss):
    Foreign currency translation adjustments..............     (2,180)         (2,185)
    Change in unfunded minimum pension liability..........         --          (2,000)
    Unrealized gain (loss) on marketable securities.......         51            (378)
                                                              -------        --------
                                                               (2,129)         (4,563)
                                                              -------        --------
        Total comprehensive loss..........................    $(8,789)       $(20,194)
                                                              -------        --------
                                                              -------        --------

                                               SUCCESSOR                PREDECESSOR
                                            ----------------   -----------------------------
                                                 PERIOD            PERIOD        NINE MONTHS
                                            FEBRUARY 5, 2003   JANUARY 5, 2003      ENDED
                                              TO OCTOBER 4,     TO FEBRUARY 4,    OCTOBER 5,
                                                  2003              2003             2002
                                                  ----              ----             ----

Net income (loss)..........................      $ 7,515          $2,358,537       $(905,372)
Other comprehensive income (loss):
    Foreign currency translation
      adjustments..........................        6,218                 244            (329)
    Change in unfunded minimum pension
      liability............................           --                  --          (6,000)
    Unrealized gain (loss) on marketable
      securities...........................           76                 308            (356)
                                                 -------          ----------       ---------
                                                   6,294                 552          (6,685)
                                                 -------          ----------       ---------
        Total comprehensive income
          (loss)...........................      $13,809          $2,359,089       $(912,057)
                                                 -------          ----------       ---------
                                                 -------          ----------       ---------

    The components of accumulated other comprehensive income (loss) are as follows:

                                                             SUCCESSOR           PREDECESSOR
                                                      ------------------------   ------------
                                                       OCTOBER 4,  FEBRUARY 4,    JANUARY 4,
                                                         2003         2003           2003
                                                         ----         ----           ----

Foreign currency translation adjustments............    $6,218       $   --        $(20,408)
Change in unfunded minimum pension liability........        --           --         (72,659)
Unrealized gain (loss) on marketable securities,
  net...............................................        76           --            (156)
                                                        ------       ------        --------
    Total accumulated other comprehensive income
      (loss)........................................    $6,294       $   --        $(93,223)
                                                        ------       ------        --------
                                                        ------       ------        --------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 11 -- INCOME TAXES

PREDECESSOR COMPANY

    The provision for income taxes of $78,150 for the period January 5, 2003 to February 4, 2003 consists of a deferred income tax provision of $77,584 related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start reporting and accrued income taxes on foreign earnings of $566.

    As of February 4, 2003, the Company had recorded a valuation allowance of $126,654 against deferred tax assets to reduce the amount of deferred tax assets created as a result of the adoption of fresh start reporting to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The future recognition of such amount, through a reduction in valuation allowances that existed at February 4, 2003, will first reduce goodwill. Should the recognition of net deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

    The Company has also established a valuation allowance against certain foreign net operating loss carry-forwards to reduce them to the amount that will more likely than not be realized.

SUCCESSOR COMPANY

    The income tax benefit of $1,336 for the Third Quarter of Fiscal 2003 consists of an income tax benefit of $1,876 on domestic losses offset by an income tax expense of $540, which consists of an income tax expense of $2,530 on foreign earnings offset by an income tax benefit of $1,990 resulting from a favorable settlement to a foreign tax examination. The provision for income taxes of $8,456 for the period February 5, 2003 to October 4, 2003 consists of income taxes of $925 on domestic earnings and an income tax expense of $7,531, which consists of income taxes of $9,521 on foreign earnings, offset by an income tax benefit of $1,990 resulting from a favorable settlement to a foreign tax examination.

    During the Third Quarter of Fiscal 2003, the Company increased its valuation allowance by $1,135 to $157,935 and reduced its deferred tax asset by $2,656 to an amount that will, more likely than not, be realized. The increase in the valuation allowance resulted from adjustments to the preliminary estimates of the fair value of fixed and intangible assets and to reflect the amount of deferred tax asset that will more likely than not be realized. The decrease in the deferred tax asset (established during the first quarter of fiscal 2003 for the utilization of domestic tax losses carried forward for U.S. tax purposes) resulted from a decrease in the Company's domestic taxable income through the Third Quarter of Fiscal 2003. The increase in the Company's valuation allowance related to the adjustments to the preliminary estimates of the fair value of fixed and intangible assets and the decrease in the deferred tax asset have been recorded against goodwill. See Note 13. The Company has not provided any tax benefit for domestic and certain foreign losses incurred during the Third Quarter of Fiscal 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

BANKRUPTCY EFFECT

    In connection with the Debtors' emergence from bankruptcy, the Company realized a gain on the extinguishment of debt of $1,692,696. This gain will not be taxable since the gain resulted from the Company's reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, as of the beginning of its 2004 taxable year, the Company will be required to reduce certain tax attributes, including (a) net operating loss carryforwards,
(b) certain tax credit

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

carryforwards and (c) tax bases in assets in an amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Code and the use of any of the Company's net operating loss carryforwards and tax credit carryforwards generated prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation. The actual amount of reduction in tax attributes for U.S. income tax reporting purposes will not be determined until 2004 and is therefore not reflected in this note to the consolidated condensed financial statements.

NOTE 12 -- INVENTORIES

                                                             SUCCESSOR           PREDECESSOR
                                                      ------------------------   -----------
                                                      OCTOBER 4,   FEBRUARY 4,   JANUARY 4,
                                                        2003         2003          2003
                                                      ----------   -----------   -----------

Finished goods......................................   $221,268     $243,111      $281,610
Work in process.....................................     51,362       63,013        51,792
Raw materials.......................................     43,689       41,909        45,682
                                                       --------     --------      --------
                                                        316,319      348,033       379,084
Less: inventory adjustments (a).....................     25,747           --        33,816
                                                       --------     --------      --------
                                                       $290,572     $348,033      $345,268
                                                       --------     --------      --------
                                                       --------     --------      --------

---------

 (a) Inventory adjustments are based upon the cost of excess and obsolete inventory less the estimated recoveries the Company expects to receive from the disposition of excess and obsolete inventory. As of October 4, 2003, February 4, 2003 and January 4, 2003, the Company had identified inventory with a carrying value of approximately $51,000, $57,200 and $61,500, respectively, as potentially excess and/or obsolete. Based upon the estimated recoveries related to inventory as of February 4, 2003, the Company reduced its inventory by $32,785 to reflect such inventory at fair value.

NOTE 13 -- GOODWILL AND INTANGIBLE ASSETS

                                                             SUCCESSOR           PREDECESSOR
                                                      ------------------------   -----------
                                                      OCTOBER 4,   FEBRUARY 4,    JANUARY 4,
                                                        2003         2003          2003
                                                      ----------   -----------   -----------

Indefinite lived intangible assets:
    Trademarks......................................   $155,903     $202,500       $61,978
    Licenses in perpetuity..........................    139,900      139,900        19,327
Finite lived assets:
    Licenses for a term, at cost, net of accumulated
      amortization..................................      9,317        9,700         5,522
    Favorable lease, net of accumulated
      amortization..................................        180           --            --
    Sales order backlog, at cost, net of accumulated
      amortization..................................         --       12,600            --
                                                       --------     --------       -------
Intangible assets, net..............................   $305,300     $364,700       $86,827
                                                       --------     --------       -------
                                                       --------     --------       -------

    Accumulated amortization related to finite lived intangible assets at October 4, 2003, February 4, 2003 and January 4, 2003 was $13,480, $0 and $19,069, respectively. Amortization expense is expected to be $14,842 for fiscal 2003 and $564 in each of fiscal 2004 through fiscal

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

2018, primarily related to the Chaps license. The following table summarizes intangible assets since February 4, 2003:

                                                     LICENSES
                                                        IN       LICENSES FOR   SALES ORDER   FAVORABLE
                                       TRADEMARKS   PERPETUITY      A TERM        BACKLOG       LEASE      TOTAL
                                       ----------   ----------      ------        -------       -----      -----
Balance at February 4, 2003..........   $202,500     $139,900      $ 9,700       $ 12,600       $  --     $364,700
    Adjustments to preliminary fair
      value..........................    (34,500)          --           --             --         662      (33,838)
    Amortization expense.............         --           --       (1,198)       (11,800)       (482)     (13,480)
    Translation adjustments..........      1,103           --          815             --                    1,918
    Transfer of items to assets held
      for sale of discontinued
      operations.....................    (13,200)          --           --           (800)         --      (14,000)
                                        --------     --------      -------       --------       -----     --------
Balance at October 4, 2003...........   $155,903     $139,900      $ 9,317       $     --       $ 180     $305,300
                                        --------     --------      -------       --------       -----     --------
                                        --------     --------      -------       --------       -----     --------

    The following table summarizes the changes in the carrying amount of goodwill for the period February 5, 2003 to October 4, 2003:

Goodwill balance at February 4, 2003.......................  $34,142
Adjustments:
    Fixed assets -- fair value.............................   11,654
    Trademarks -- fair value...............................   34,500
    Favorable lease -- fair value..........................      264
    Deferred income taxes..................................   12,862
    Other..................................................    1,601
                                                             -------
Goodwill balance at October 4, 2003........................  $95,023
                                                             -------
                                                             -------

    The Company performed a detailed review of the preliminary work of the Asset Appraisers during the second and Third Quarters of Fiscal 2003. During the course of the review, the Company has made adjustments and corrections to reduce preliminary appraisals to fair value for intangible assets, property, plant and equipment and other assets and to reflect deferred income tax liability, as appropriate. The Company completed its reviews of the preliminary appraisals and allocation of fair value during the Third Quarter of Fiscal 2003.

    Goodwill at October 4, 2003 reflects adjustments of $60,881 to the preliminary estimates of the fair value of fixed and intangible assets and accrued liabilities and the related deferred income taxes and valuation allowance as a result of changes in the preliminary fair values of fixed assets, trademarks and accrued liabilities. The reductions in fixed and intangible assets resulted in a corresponding increase in the valuation allowance related to deferred taxes, which increased goodwill.

    In June 2001, the FASB issued SFAS 142. SFAS 142 eliminated the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS 142 addresses financial accounting and reporting for intangible assets and acquired goodwill. SFAS 142 requires that indefinite lived intangible assets be tested for impairment at least annually. Intangible assets with finite useful lives are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 144.

    Under the provisions of SFAS 142, goodwill is deemed potentially impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. As of January 5, 2002, the Company had incurred losses in each of its two previous fiscal years and had filed for bankruptcy. As a result, the Company's BEV had decreased. Intangible assets are deemed impaired if the carrying amount exceeds the fair value of the assets. The Company determined its BEV in connection with the preparation of the Plan. The Company allocated the BEV to its

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 (net of income tax benefit of $53,513) as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002.

NOTE 14 -- PROPERTY, PLANT AND EQUIPMENT

                                                                       SUCCESSOR            PREDECESSOR
                                                              ---------------------------   -----------
                                                               OCTOBER 4,     FEBRUARY 4,    JANUARY 4,
                                                                  2003           2003           2003
                                                                  ----           ----           ----

Land and land improvements..................................    $    959       $  1,305      $   1,223
Building and building improvements..........................      20,067         23,071         51,513
Furniture and fixtures......................................      18,312         15,813        101,861
Machinery and equipment.....................................      23,546         32,072         73,104
Computer hardware and software..............................      58,347         56,778        169,194
Construction in progress....................................       4,762            318            435
                                                                --------       --------      ---------
                                                                $125,993       $129,357      $ 397,330
Less: Accumulated depreciation and amortization.............     (20,724)            --       (240,618)
                                                                --------       --------      ---------
Property, plant and equipment, net..........................    $105,269       $129,357      $ 156,712
                                                                --------       --------      ---------
                                                                --------       --------      ---------

NOTE 15 -- LIABILITIES SUBJECT TO COMPROMISE

    Liabilities subject to compromise include debt, accounts payable, accrued expenses and other liabilities that were settled as part of the Company's emergence from bankruptcy. Creditors received distributions consisting of cash, debt securities and common stock in settlement of their bankruptcy claims. The ratio of cash, debt securities and common stock that individual creditors received depended upon the priority of the claim made by each creditor. The Company recorded a gain on the final settlement of these liabilities of $1,692,696 in the period January 5, 2003 to February 4, 2003. The following table summarizes liabilities subject to compromise at January 4, 2003, all of which were discharged upon the Company's emergence from bankruptcy on February 4, 2003:

                                                                PREDECESSOR
                                                              ---------------
                                                              JANUARY 4, 2003
                                                              ---------------
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

(b)  See Note 16.

(c) Due to the settlement of final claims in connection with the consummation of the Plan, the total amount of liabilities subject to compromise discharged on February 4, 2003 was $2,499,385. See Note 5.

NOTE 16 -- DEBT

                                                                    SUCCESSOR           PREDECESSOR
                                                             ------------------------   -----------
                                                             OCTOBER 4,   FEBRUARY 4,    JANUARY 4,
                                                                2003         2003           2003
                                                                ----         ----           ----

Exit Financing Facility....................................   $     --     $ 39,200     $        --
GECC debt..................................................         --        4,890           5,603
Second Lien Notes..........................................         --      200,942              --
8 7/8% Senior Notes due 2013...............................    210,000           --              --
Capital lease obligations..................................      1,178        1,420           2,679
$600 million term loan.....................................         --           --         584,824
Revolving credit facilities................................         --           --       1,013,995
Term loan agreements.......................................         --           --          27,034
Foreign credit facilities..................................         --           --         146,958
Equity Agreement Notes.....................................         --           --          56,506
                                                              --------     --------     -----------
                                                               211,178      246,452       1,837,599
Current portion............................................         --      (44,250)         (5,765)
Reclassified to liabilities subject to compromise..........         --           --      (1,830,582)
                                                              --------     --------     -----------
    Total long-term debt...................................   $211,178     $202,202     $     1,252
                                                              --------     --------     -----------
                                                              --------     --------     -----------

SENIOR NOTES

    On June 12, 2003, Warnaco completed the sale of $210,000 Senior Notes at par. The Senior Notes mature on June 15, 2013. The Senior Notes bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to Warnaco. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

covenants of the Senior Notes at October 4, 2003. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200,942 and accrued interest thereon of $1,987. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7,071. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement grants the holders of the Senior Notes certain exchange and registration rights that required the Company to file a registration statement with the SEC within 60 days after the issuance of the Senior Notes. If, within the time periods specified in the registration rights agreement, the Company is unable to complete a registration and exchange of the Senior Notes or, alternatively, cause to be declared effective a shelf registration statement for the resale of the Senior Notes, the Company will be required to pay special interest to the holders of the Senior Notes. Special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of a registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall exceed 1.0% per annum. The Company filed the required registration statement on August 8, 2003. No principal payments prior to the maturity date are required.

INTEREST RATE SWAP AGREEMENT

    On September 18, 2003, the Company entered into an interest rate swap agreement with respect to the Company's Senior Notes for a total notional amount of $50,000. The swap provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ('LIBOR') plus 4.11% (5.27% at October 4, 2003). As a result of the swap, the weighted average effective interest rate of the Senior Notes was reduced to 8.02% as of October 4, 2003. The swap agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the swap a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $21,000 aggregate principal amount of Senior Notes outstanding. As of October 4, 2003, the fair value of the swap agreement was a loss of $173, which is offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated condensed statement of operations as the provisions of the swap match the provisions of the hedged debt.

EXIT FINANCING FACILITY

    On the Effective Date the Company entered into the $275,000 Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275,000 to $325,000, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.50% (5.50% at October 4, 2003) or at LIBOR plus 2.50% (approximately 3.65% at October 4, 2003). The Company purchases LIBOR contracts when it expects borrowing to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.50%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of October 4, 2003, the Company was in compliance with the covenants of the Exit Financing Facility. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of Warnaco's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. Initial borrowings under the Exit Financing Facility on the Effective Date were $39,200. As of October 4, 2003, the Company had repaid all amounts owing under the Exit Financing Facility and had approximately $24,952 of cash available as collateral against outstanding letters of credit of $60,269. At October 4, 2003, the Company had $151,339 of credit available under the Exit Financing Facility.

    On November 12, 2003, the Company's lenders approved an amendment to the Exit Financing Facility to modify certain definitions and covenants and to permit certain asset sales, permit the use of cash balances to fund acquisitions and allow the Company to repurchase up to $10,000 of the Company's outstanding Senior Notes after June 30, 2004.

SECOND LIEN NOTES

    In accordance with the Plan, on the Effective Date, the Company issued $200,942 Second Lien Notes to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were scheduled to mature on February 4, 2008, subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bore an annual interest rate which was the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contained certain covenants that, among other things, limited investments and asset sales and prohibited the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes were guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, were secured by a second priority lien on substantially the same assets which secured the Exit Financing Facility. The Second Lien Notes were payable in equal annual installments of $40,188 beginning in April 2004 through April 2008. Second Lien Note principal payments could only be made if the Company achieved a defined fixed charge coverage ratio and had additional borrowing availability, after the principal payment, of $75,000 or more under the Exit Financing Facility.

    On June 12, 2003, the Company repaid all outstanding principal and accrued interest on the Second Lien Notes of $202,929 with the proceeds from the Company's offering of the Senior Notes.

GECC

    On June 12, 2002, the Bankruptcy Court approved the Predecessor's settlement of certain operating lease agreements with General Electric Capital Corporation ('GECC'). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. The terms of the settlement agreement required the Company to make payments to GECC totaling $15,200. Obligations to GECC were secured by first priority

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

liens on the applicable assets. Amounts payable at February 4, 2003 to GECC were paid in monthly installments of $750 including interest through September 2003. All obligations under the GECC settlement agreement had been paid to GECC as of October 4, 2003.

OTHER DEBT

    Certain of the Company's foreign subsidiaries are parties to capital lease obligations related to certain facilities and equipment. The total amount of capital lease obligations outstanding at October 4, 2003, February 4, 2003 and January 4, 2003 related to these leases were approximately $1,178, $1,420 and $2,679, of which $0, $160 and $162 are included with the current portion of long-term debt, respectively.

NOTE 17 -- RELATED PARTY TRANSACTIONS

    In anticipation of the Company's emergence from bankruptcy protection, the Company entered into a consulting agreement with Alvarez & Marsal, Inc. ('A&M') on January 29, 2003 (as supplemented by a March 18, 2003 letter agreement, collectively the 'A&M Agreement'). The A&M Agreement provides, among other things, for certain executive services to be provided to the Company (including but not limited to the services of Antonio C. Alvarez as President and Chief Executive Officer of the Company through April 30, 2003, James P. Fogarty as Chief Financial Officer of the Company and other personnel through September 30,
2003) as well as the payment of additional fees upon the consummation of certain transactions involving the Company and, upon certain conditions, the right to participate in the Company's Incentive Compensation Plan for certain periods in fiscal 2003. Pursuant to the A&M Agreement, during the Third Quarter of Fiscal 2003, the Company paid A&M a total amount of $865, consisting of payments for executive services in the amount of $415 and $450 of transaction bonuses. For the period February 5, 2003 to October 4, 2003, total payments to A&M under the A&M Agreement were $2,596, consisting of payments for executive services in the amount of $1,486 and $1,110 of transaction bonuses. Pursuant to the terms of the Plan, Mr. Alvarez received Second Lien Notes in the principal amount of $942 (which, together with accrued interest thereon, were repaid with proceeds from the sale of the Senior Notes on June 12, 2003) and 266,400 shares of new common stock valued at $2,981 in connection with the Company's emergence from bankruptcy on February 4, 2003.

NOTE 18 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                        SUCCESSOR                PREDECESSOR
                                                     ----------------   -----------------------------
                                                          PERIOD             PERIOD       NINE MONTHS
                                                     FEBRUARY 5, 2003   JANUARY 5, 2003      ENDED
                                                      TO OCTOBER 4,      TO FEBRUARY 4,    OCTOBER 5,
                                                           2003               2003            2002
                                                           ----               ----            ----

Cash paid during the year for:
    Interest.......................................        9,145             14,844           6,342
    Income taxes, net of refunds received..........       11,422                273          (8,907)
Supplemental non-cash investing and financing
  activities:
    Debt issued for purchase of fixed assets (a)...           --                 --           9,071

---------

(a) Represents debt incurred and assets purchased under the GECC lease settlement. See Note 16.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 19 -- STOCKHOLDERS' EQUITY (DEFICIENCY)

    The Successor has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There are no shares of preferred stock issued and outstanding. The Successor has authorized an aggregate of 112,500,000 shares of New Common Stock of which the Successor issued 44,999,973 shares pursuant to the terms of the Plan. A further 23,540 shares and 1,670 shares were issued to the Company's directors on May 28, 2003 and July 7, 2003, respectively, as partial compensation for serving as members on the Board of Directors of the Company. The total number of shares of New Common Stock issued and outstanding at October 4, 2003 was 45,188,183. On March 12, 2003, pursuant to the terms of the Stock Incentive Plan, the Company issued 496,000 shares of restricted stock to certain of its employees. A further 219,500 shares of restricted stock, net of cancellations, were issued through October 4, 2003, of which 61,500 were issued during the Third Quarter of Fiscal 2003. The Stock Incentive Plan was approved by shareholders on May 28, 2003. The fair market value of the New Common Stock on the date of the grants ranged from $9.55 to $16.95 per share. The restricted shares vest, with respect to 25% of the shares, six months after the grant date and, with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. In addition, the Company granted options for the purchase of 2,862,000 shares, net of cancellations, of New Common Stock at exercise prices ranging from $9.55 to $16.95 per share, which represents the price per share of the New Common Stock at the date of grant. Substantially all the options vest, with respect to 25% of the shares, six months after the grant date and, with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. The options have a ten-year term. Compensation expense related to the restricted share and option grants to employees was $2,031 for the Third Quarter of Fiscal 2003 and $4,405 for the period February 5, 2003 to October 4, 2003. The total fair value of these options and restricted share grants was $19,070. Stock-based compensation expense for the Third Quarter of Fiscal 2003 and the period February 5, 2003 to October 4, 2003 related to grants of stock to the Company's Board of Directors as partial compensation for their services totaled $40 and $50, respectively.

    A summary of the options outstanding under the Stock Incentive Plan is presented below:

                                                             PERIOD FEBRUARY 5, 2003 TO
                                                                  OCTOBER 4, 2003
                                                            ----------------------------
                                                                        WEIGHTED AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                             -------     --------------
Outstanding at February 5, 2003...........................         --
Granted...................................................  2,906,000        $10.80
Exercised.................................................         --            --
Canceled..................................................    (44,000)        10.45
                                                            ---------
Outstanding at October 4, 2003............................  2,862,000         10.80
                                                            ---------
                                                            ---------
Options exercisable at October 4, 2003....................    652,000        $10.25
                                                            ---------        ------
                                                            ---------        ------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    Summary information related to options outstanding at October 4, 2003 is as follows:

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                           -------------------------------------   ----------------------
                                                           WEIGHTED
                                           OUTSTANDING     AVERAGE      WEIGHTED   EXERCISABLE   WEIGHTED
                                               AT         REMAINING     AVERAGE        AT        AVERAGE
                                           OCTOBER 4,    CONTRACTUAL    EXERCISE   OCTOBER 4,    EXERCISE
RANGE OF EXERCISE PRICES                      2003       LIFE (YEARS)    PRICE        2003        PRICE
------------------------                      ----       ------------    -----        ----        -----
$9.55 - $10.17...........................     624,000        9.5         $ 9.56      156,000      $ 9.56
$10.17 - $11.87..........................   1,980,000        9.4          10.46      495,000       10.46
$11.87 - $13.56..........................       4,000        9.7          12.54        1,000       12.54
$13.56 - $15.26..........................      12,000        9.8          13.90           --          --
$13.26 - $16.95..........................     242,000        9.9          16.68           --
                                            ---------                                -------      ------
                                            2,862,000                                652,000      $10.25
                                            ---------                                -------      ------
                                            ---------                                -------      ------

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

NOTE 20 -- INCOME (LOSS) PER SHARE

                                                                SUCCESSOR        PREDECESSOR
                                                               ------------      ------------
                                                               THREE MONTHS      THREE MONTHS
                                                                  ENDED             ENDED
                                                                OCTOBER 4,        OCTOBER 5,
                                                                   2003              2002
                                                                   ----              ----
Numerator for basic and diluted loss per share:
    Loss from continuing operations.........................      $(6,543)         $(18,245)
                                                                  -------          --------
                                                                  -------          --------
Denominator for basic and diluted loss per share:
    Weighted average shares outstanding -- basic and
      diluted...............................................       45,065            52,936
                                                                  -------          --------
Loss per share from continuing operations -- basic and
  diluted...................................................      $ (0.15)         $  (0.34)
                                                                  -------          --------
                                                                  -------          --------

                                                     SUCCESSOR                 PREDECESSOR
                                                     ----------         -----------------------------
                                                      PERIOD             PERIOD
                                                     FEBRUARY 5,        JANUARY 5,        NINE MONTHS
                                                      2003 TO            2003 TO             ENDED
                                                     OCTOBER 4,         FEBRUARY 4,        OCTOBER 5,
                                                        2003               2003               2002
                                                        ----               ----               ----
Numerator for basic and diluted income (loss) per
  share:
    Income (loss) from continuing operations
      before cumulative effect of change in
      accounting principle.......................      $ 8,074          $2,358,438         $(103,609)
                                                       -------          ----------         ---------
                                                       -------          ----------         ---------
Denominator for basic and diluted income (loss)
  per share:
    Weighted average shares
      outstanding -- basic.......................       45,028              52,990            52,936
                                                       -------          ----------         ---------
                                                       -------          ----------         ---------
    Weighted average shares
      oustanding -- diluted......................       45,186              52,990            52,936
                                                       -------          ----------         ---------
                                                       -------          ----------         ---------
Income (loss) per share from continuing
  operations before accounting change -- basic
  and diluted....................................      $  0.18          $    44.51         $   (1.96)
                                                       -------          ----------         ---------
                                                       -------          ----------         ---------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

    The denominator for the weighted average diluted shares outstanding for the period February 5, 2003 to October 4, 2003 includes the effect, under the treasury method, of 552,500 shares of unvested restricted stock and 2,608,000 options. The effect of potentially dilutive securities has been excluded from the computation of loss per share for the Three and Nine Months Ended
October 5, 2002 and the Three Months Ended October 4, 2003 because the effect would have been anti-dilutive. Potentially dilutive securities at October 5, 2002 included options to purchase 3,963,213 shares of Old Common Stock, unvested restricted stock of 19,424 shares and 5,200,000 shares issuable pursuant to the Equity Agreements.

    Options to purchase 254,000 shares of common stock outstanding at October 4, 2003 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. Options to purchase shares of common stock outstanding at October 5, 2002 were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. In addition, at October 5, 2002, incremental shares issuable on the assumed conversion of certain then outstanding Company-obligated mandatorily redeemable preferred securities amounting to 1,653,177 shares were not included in the computation of diluted earnings per share for any of the periods presented, as the impact would have been anti-dilutive.

NOTE 21 -- LEGAL MATTERS

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

    On November 17, 2000, the District Court consolidated the complaints into a single action, styled In Re The Warnaco Group, Inc. Securities Litigation,
No. 00-Civ-6266 (LMM), and appointed a lead plaintiff and approved a lead counsel for the putative class. A second amended consolidated complaint was filed on May 31, 2001. On October 5, 2001, the defendants other than the Company filed a motion to dismiss based upon, among other things, the statute of limitations, failure to state a claim and failure to plead fraud with the requisite particularity. On April 25, 2002, the District Court granted the motion to dismiss this action based on the statute of limitations. On May 10, 2002, the plaintiffs filed a motion for reconsideration in the District Court. On May 24, 2002, the plaintiffs filed a notice of appeal with respect to such dismissal. On July 23, 2002, plaintiffs' motion for reconsideration was denied. On July 30, 2002, the plaintiffs voluntarily dismissed, without prejudice, their claims against the Company. On October 2, 2002, the plaintiffs filed a notice of appeal with respect to the District Court's entry of a final judgment in favor of the individual defendants. On July 7, 2003, the United States Court of Appeals for the Second Circuit reversed and remanded the District Court's entry of a final judgment in favor of the individual defendants. On September 15, 2003, the individual defendants filed a renewed motion to dismiss based upon, among other things, failure to plead actionable fraud, failure to plead fraud with particularity and failure adequately to plead scienter. On November 13, 2003, the parties to the Shareholder I Class Action entered into a Stipulation and Agreement of Settlement. On the same day, the court entered a preliminary order approving the settlement.

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

    As the Company has been dismissed from both suits, neither the Shareholder
I Class Action nor Shareholder II Class Action has had, or will have, a material adverse effect on the Company's financial condition, results of operations or business.

SEC INVESTIGATION

    The staff of the Division of Enforcement of the Securities and Exchange Commission ('SEC') has been conducting an investigation to determine whether there have been any violations of the Exchange Act, in connection with, among other things, the preparation and publication by the Company of (i) the financial statements included in the Company's Annual Reports on Form 10-K for fiscal 1998, fiscal 1999 and fiscal 2000 and Quarterly Report on Form 10-Q for the third quarter of fiscal 2000 and (ii) the Company's press release announcing its results for fiscal 1998. In July 2002, the SEC staff informed the Company that it intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws, including Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. The SEC staff invited the Company to make a Wells Submission describing the reasons why no action should be brought. In September 2002, the Company filed its Wells Submission and is continuing discussions with the SEC staff as to a settlement of this investigation. The Company does not expect the resolution of this matter to have a material effect on the Company's business, financial condition or results of operations.

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

NOTE 22 -- SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

    The following tables set forth supplemental consolidating condensed financial information as of October 4, 2003, February 4, 2003 and January 4, 2003, for the periods January 5, 2003 to February 4, 2003, February 5, 2003 to October 4, 2003 and for the Nine Months Ended October 5, 2002 for (i) Warnaco Group, (ii) Warnaco, (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the 'Guarantor Subsidiaries'), (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the 'Non-Guarantor Subsidiaries') and (v) the Company on a consolidated basis.

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              OCTOBER 4, 2003
                                          -----------------------------------------------------------------------------------
                                         THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                         GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                         -----------   ------------   ------------   ------------    -------     ------------
                 ASSETS
Current assets:
   Cash..................................   $     --      $   23,570     $     282       $ 20,003    $        --    $   43,855
   Accounts receivable, net..............                    105,719        34,239         62,737                      202,695
   Inventories, net......................                     92,903       125,071         72,598                      290,572
   Prepaid expenses and other current
    assets...............................      4,427          10,657         7,890         15,793                       38,767
   Assets of discontinued operations.....         --              --        22,269             --             --        22,269
   Assets held for sale..................                        712            18          1,047                        1,777
                                            --------      ----------     ---------       --------    -----------    ----------
      Total current assets...............      4,427         233,561       189,769        172,178             --       599,935
                                            --------      ----------     ---------       --------    -----------    ----------
Property, plant and equipment, net.......                     67,735        16,187         21,347                      105,269
Investment in subsidiaries...............    755,963         558,800            --             --     (1,314,763)           --
Other assets.............................     95,023         149,047       146,288         27,068                      417,426
                                            --------      ----------     ---------       --------    -----------    ----------
                                            $855,413      $1,009,143     $ 352,244       $220,593    $(1,314,763)   $1,122,630
                                            --------      ----------     ---------       --------    -----------    ----------
                                            --------      ----------     ---------       --------    -----------    ----------

             LIABILITIES AND
          STOCKHOLDERS' EQUITY
Current liabilities:
   Liabilities of discontinued
    operations...........................   $     --      $       --     $   2,172       $     --    $        --    $    2,172
   Accounts payable and accrued
    liabilities..........................                    107,251        30,279         86,390                      223,920
                                            --------      ----------     ---------       --------    -----------    ----------
      Total current liabilities..........         --         107,251        32,451         86,390             --       226,092
                                            --------      ----------     ---------       --------    -----------    ----------
Intercompany accounts....................    258,299        (110,497)     (119,180)       (28,622)                          --
Long-term debt...........................                    210,000                        1,178                      211,178
Other long-term liabilities..............     82,011          75,473            13          6,466                      163,963
Stockholders' equity.....................    515,103         726,916       438,960        155,181     (1,314,763)      521,397
                                            --------      ----------     ---------       --------    -----------    ----------
                                            $855,413      $1,009,143     $ 352,244       $220,593    $(1,314,763)   $1,122,630
                                            --------      ----------     ---------       --------    -----------    ----------
                                            --------      ----------     ---------       --------    -----------    ----------

                                                                              FEBRUARY 4, 2003
                                         -------------------------------------------------------------------------------------
                                        THE WARNACO                   GUARANTOR     NON-GUARANTOR   ELIMINATION
                                        GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                         ----------   ------------   ------------   ------------      -------     ------------
                 ASSETS
Current assets:
   Cash..................................   $     --    $   6,610       $    339       $ 13,757      $        --    $   20,706
   Restricted cash.......................         --        4,500             --          1,700               --         6,200
   Accounts receivable, net..............         --           --        151,317         61,731               --       213,048
   Inventories, net......................         --      128,256        142,133         77,644               --       348,033
   Prepaid expenses and other current
    assets...............................         --       18,905          6,901         12,483               --        38,289
   Assets held for sale..................         --          332             --          1,153               --         1,485
                                            --------    ---------       --------       --------      -----------    ----------
      Total current assets...............         --      158,603        300,690        168,468               --       627,761
                                            --------    ---------       --------       --------      -----------    ----------
Property, plant and equipment, net.......         --       83,126         20,695         25,536               --       129,357
Investment in subsidiaries...............    749,000      558,800             --             --       (1,307,800)           --
Other assets.............................     34,142      186,916        169,985         15,788               --       406,831
                                            --------    ---------       --------       --------      -----------    ----------
                                            $783,142    $ 987,445       $491,370       $209,792      $(1,307,800)   $1,163,949
                                            --------    ---------       --------       --------      -----------    ----------
                                            --------    ---------       --------       --------      -----------    ----------

             LIABILITIES AND
          STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.....   $     --    $   5,050       $     --       $     --      $        --    $    5,050
   Revolving credit facility.............         --       39,200             --             --               --        39,200
   Accounts payable and accrued
    liabilities..........................         --      119,796         50,300         85,722               --       255,818
                                            --------    ---------       --------       --------      -----------    ----------
      Total current liabilities..........         --      164,046         50,300         85,722               --       300,068
                                            --------    ---------       --------       --------      -----------    ----------
Intercompany accounts....................    279,594     (278,374)        35,043        (36,263)              --            --
Long-term debt...........................         --      200,942             --          1,260               --       202,202
Other long-term liabilities..............         --      151,831             27          6,273               --       158,131
Stockholders' equity.....................    503,548      749,000        406,000        152,800       (1,307,800)      503,548
                                            --------    ---------       --------       --------      -----------    ----------
                                            $783,142    $ 987,445       $491,370       $209,792      $(1,307,800)   $1,163,949
                                            --------    ---------       --------       --------      -----------    ----------
                                            --------    ---------       --------       --------      -----------    ----------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              JANUARY 4, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES    CONSOLIDATED
                                           -----------   ------------   ------------   ------------    -------    ------------
                 ASSETS
Current assets:
   Cash..................................  $       --    $    93,676     $     340       $ 20,009     $     --     $   114,025
   Restricted cash.......................          --          6,100            --             --           --           6,100
   Accounts receivable, net..............          --          7,498       134,053         58,266           --         199,817
   Inventories, net......................          --        142,108       132,752         70,408           --         345,268
   Prepaid expenses and other current
    assets...............................          --         15,116         7,086         12,208           --          34,410
   Assets held for sale..................          --            332            --          1,126           --           1,458
                                          -----------    -----------     ---------       --------     --------     -----------
      Total current assets...............          --        264,830       274,231        162,017           --         701,078
                                          -----------    -----------     ---------       --------     --------     -----------
   Property, plant and equipment, net....          --        100,346        23,427         32,939           --         156,712
   Investment in subsidiaries............  (1,140,116)       293,909       380,371        (21,054)     486,890              --
   Other assets..........................          --          1,852        81,923          6,315           --          90,090
                                          -----------    -----------     ---------       --------     --------     -----------
                                          $(1,140,116)   $   660,937     $ 759,952       $180,217     $486,890     $   947,880
                                          -----------    -----------     ---------       --------     --------     -----------
                                          -----------    -----------     ---------       --------     --------     -----------

             LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise
Current liabilities:
   Current portion of long-term debt..... $        --    $     4,265     $      --       $  1,500     $     --     $     5,765
   Accounts payable and accrued
    liabilities..........................          --         67,869        79,262         86,945           --         234,076
                                          -----------    -----------     ---------       --------     --------     -----------
      Total current liabilities..........          --         72,134        79,262         88,445           --         239,841
                                          -----------    -----------     ---------       --------     --------     -----------
Intercompany accounts....................     622,756       (319,199)     (394,409)        90,852           --              --
Long-term debt...........................          --             --            --          1,252           --           1,252
Other long-term liabilities..............          --         70,500            29          6,272           --          76,801
Liabilities not subject to compromise....                  2,310,063       120,010         56,009                    2,486,082
Stockholders' equity.....................  (1,762,872)    (1,472,561)      955,060        (62,613)     486,890      (1,856,096)
                                          -----------    -----------     ---------       --------     --------     -----------
                                          $(1,140,116)   $   660,937     $ 759,952       $180,217     $486,890     $   947,880
                                          -----------    -----------     ---------       --------     --------     -----------
                                          -----------    -----------     ---------       --------     --------     -----------

                                                                 PERIOD JANUARY 5, 2003 TO FEBRUARY 4, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES    CONSOLIDATED
                                           -----------   ------------   ------------   ------------    -------    ------------
Net revenues.............................  $       --    $    25,673     $  58,352        $28,714    $        --   $   112,739
Cost of goods sold.......................          --         15,268        37,536         15,279             --        68,083
                                           -----------   -----------     ---------        -------    -----------   -----------
Gross profit.............................          --         10,405        20,816         13,435             --        44,656
Selling, general and administrative
 expenses................................          --         14,591         9,750          9,981             --        34,322
Reorganization items.....................          --         29,922            --             --             --        29,922
                                           -----------   -----------     ---------        -------    -----------   -----------
Operating income (loss)..................          --        (34,108)       11,066          3,454             --       (19,588)
Equity in income of subsidiaries.........   2,358,537             --            --             --     (2,358,537)           --
Gain on cancellation of pre-petition
 indebtedness............................                 (1,567,721)     (124,975)            --             --    (1,692,696)
Fresh start adjustments..................                   (765,726)           --             --             --      (765,726)
Other (income) expense...................                        359            --             --             --           359
Interest expense.........................                      1,887            --             --             --         1,887
                                           -----------   -----------     ---------        -------    -----------   -----------
Income from continuing operations before
 provision for income taxes..............   2,358,537      2,297,093       136,041          3,454     (2,358,537)    2,436,588
Provision for income taxes...............          --         77,603            --            547             --        78,150
                                           -----------   -----------     ---------        -------    -----------   -----------
Income from continuing operations, net
 of income taxes.........................   2,358,537      2,219,490       136,041          2,907     (2,358,537)    2,358,438
Discontinued operations..................          --             --            99             --             --            99
                                           -----------   -----------     ---------        -------    -----------   -----------
Net income...............................  $2,358,537    $ 2,219,490     $ 136,140        $ 2,907    $(2,358,537)  $ 2,358,537
                                           -----------   -----------     ---------        -------    -----------   -----------
                                           -----------   -----------     ---------        -------    -----------   -----------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 PERIOD FEBRUARY 5, 2003 TO OCTOBER 4, 2003
                                           ------------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                           -----------   ------------   ------------   ------------    -------     ------------
Net revenues.............................  $       --    $   290,771     $ 415,656       $243,394     $     --     $   949,821
Cost of goods sold.......................          --        204,959       297,696        141,919           --         644,574
                                           -----------   -----------     ---------       --------     --------     -----------
Gross profit.............................          --         85,812       117,960        101,475           --         305,247
Selling, general and administrative
 expenses................................          --         99,493        84,601         67,835           --         251,929
Amortization of sales order backlog......          --          3,300         8,500             --           --          11,800
Restructuring items......................          --          5,472         3,586          2,324           --          11,382
                                           -----------   -----------     ---------       --------     --------     -----------
Operating income (loss)..................          --        (22,453)       21,273         31,316           --          30,136
Equity in income (loss) of
 subsidiaries............................       7,515             --            --             --       (7,515)             --
Intercompany royalty and management
 fees....................................          --            (68)       (3,799)         3,867           --              --
Other (income) expense...................          --        (22,662)       22,589         (2,159)          --          (2,232)
Interest expense.........................          --         39,568       (25,852)         2,122           --          15,838
                                           -----------   -----------     ---------       --------     --------     -----------
Income (loss) from continuing operations
 before provision for income taxes.......       7,515        (39,291)       28,335         27,486       (7,515)         16,530
Provision for income taxes...............          --          1,039           376          7,041           --           8,456
                                           -----------   -----------     ---------       --------     --------     -----------
Income (loss) from continuing
 operations..............................       7,515        (40,330)       27,959         20,445       (7,515)          8,074
Loss from discontinued operations, net
 of income taxes.........................          --             --          (559)            --           --            (559)
                                           -----------   -----------     ---------       --------     --------     -----------
Net income (loss)........................  $    7,515    $   (40,330)    $  27,400       $ 20,445     $ (7,515)    $     7,515
                                           -----------   -----------     ---------       --------     --------     -----------
                                           -----------   -----------     ---------       --------     --------     -----------

                                                                     NINE MONTHS ENDED OCTOBER 5, 2002
                                           ------------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                           -----------   ------------   ------------   ------------    -------     ------------
Net revenues.............................   $      --     $ 391,149      $ 473,172       $ 240,423    $     --      $1,104,744
Cost of goods sold.......................          --       286,515        309,137         146,948          --         782,600
                                            ---------     ---------      ---------       ---------    --------      ----------
Gross profit.............................          --       104,634        124,035          93,475          --         322,144
Selling, general and administrative
 expenses................................          --       118,943         88,276          75,148          --         282,367
Reorganization items.....................          --        75,743             --           3,464          --          79,207
                                            ---------     ---------      ---------       ---------    --------      ----------
Operating income (loss)..................          --       (90,052)        35,759          14,863          --         (39,430)
Equity in income (loss) of
 subsidiaries............................    (905,372)           --             --              --     905,372              --
Intercompany royalty and management
 fees....................................          --       (28,094)        22,090           6,004          --              --
Other (income) expense...................          --            --             --              --          --              --
Interest (income) expense................          --        52,419        (38,329)            250          --          14,340
                                            ---------     ---------      ---------       ---------    --------      ----------
Income (loss) before provision for income
 taxes and cumulative effect of change in
 accounting principle....................    (905,372)     (114,377)        51,998           8,609     905,372         (53,770)
Provision for income taxes...............          --         2,805         38,724           8,310          --          49,839
                                            ---------     ---------      ---------       ---------    --------      ----------
Income (loss) from continuing operations
 before cumulative effect of change in
 accounting principle....................    (905,372)     (117,182)        13,274             299     905,372        (103,609)
Loss from discontinued operations, net
 of income taxes.........................          --            --           (141)                         --            (141)
Cumulative effect of change in accounting
 principle, net of income tax benefit....          --       (84,532)      (651,664)        (65,426)         --        (801,622)
                                            ---------     ---------      ---------       ---------    --------      ----------
Net income...............................   $(905,372)    $(201,714)     $(638,531)      $ (65,127)   $905,372      $ (905,372)
                                            ---------     ---------      ---------       ---------    --------      ----------
                                            ---------     ---------      ---------       ---------    --------      ----------

                                                                 PERIOD JANUARY 5, 2003 TO FEBRUARY 4, 2003
                                           ------------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                           -----------   ------------   ------------   ------------      -------     ------------
Net cash provided by (used in) operating
 activities..............................   $     --      $(126,583)       $ 260         $ 101,397    $     --      $ (24,926)
                                            --------      ---------        -----         ---------    --------      ---------
Cash flows from investing activities:
   Purchase of property, plant and
    equipment............................         --           (468)        (261)              (16)         --           (745)
                                            --------      ---------        -----         ---------    --------      ---------
Net cash used in investing activities....         --           (468)        (261)              (16)         --           (745)
                                            --------      ---------        -----         ---------    --------      ---------
Cash flows from financing activities:
   Borrowings under revolving credit
    facility.............................         --         39,200           --                --          --         39,200
   Borrowings (repayments) under term
    loan and other debt agreements.......         --            785           --            (1,500)         --           (715)
   Repayments of foreign debt............         --             --           --          (106,112)         --       (106,112)
                                            --------      ---------        -----         ---------    --------      ---------
Net cash provided by (used in) financing
 activities..............................         --         39,985           --          (107,612)         --        (67,627)
Translation adjustments..................         --             --           --               (21)         --            (21)
                                            --------      ---------        -----         ---------    --------      ---------
Decrease in cash.........................         --        (87,066)          (1)           (6,252)         --        (93,319)
Cash at beginning of period..............         --         93,676          340            20,009          --        114,025
                                            --------      ---------        -----         ---------    --------      ---------
Cash at end of period....................   $     --      $   6,610        $ 339         $  13,757    $     --      $  20,706
                                            --------      ---------        -----         ---------    --------      ---------
                                            --------      ---------        -----         ---------    --------      ---------

                            THE WARNACO GROUP, INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 PERIOD FEBRUARY 5, 2003 TO OCTOBER 4, 2003
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES     CONSOLIDATED
                                           -----------   ------------   ------------   ------------    -------     ------------
Net cash provided by operating
 activities..............................   $    658      $  67,322       $ 3,154         $ 4,325     $     --      $  75,459
                                            --------      ---------       -------         -------     --------      ---------
Cash flows from investing activities:
   Disposal of fixed assets..............         --            109            --              --           --            109
   Purchase of property, plant and
   equipment............................         --          (6,940)       (3,211)         (1,861)           --       (12,012)
                                            --------      ---------       -------         -------     --------      ---------
Net cash used in investing activities....         --         (6,831)       (3,211)         (1,861)          --        (11,903)
                                            --------      ---------       -------         -------     --------      ---------
Cash flows from financing activities:
   Repayments under revolving credit
    facility.............................         --        (39,200)           --              --           --        (39,200)
   Issuance of Senior Notes..............         --        210,000            --              --           --        210,000
   Repayment of Second Lien Notes........         --       (200,942)           --              --           --       (200,942)
   Repayments under term loan
    and other debt agreements............         --         (5,050)           --             (82)          --         (5,132)
   Payments of deferred financing costs
    and other............................       (658)        (8,339)           --              --           --         (8,997)
                                            --------      ---------       -------         -------     --------      ---------
Net cash used in financing
 activities..............................       (658)       (43,531)           --             (82)          --        (44,271)
Translation adjustments..................         --             --            --           3,864           --          3,864
                                            --------      ---------       -------         -------     --------      ---------
Increase (decrease) in cash..............         --         16,960           (57)          6,246           --         23,149
Cash at beginning of period..............         --          6,610           339          13,757           --         20,706
                                            --------      ---------       -------         -------     --------      ---------
Cash at end of period....................   $     --      $  23,570       $   282         $20,003     $     --      $  43,855
                                            --------      ---------       -------         -------     --------      ---------
                                            --------      ---------       -------         -------     --------      ---------

                                                                  NINE MONTHS ENDED OCTOBER 5, 2002
                                           -----------------------------------------------------------------------------------
                                           THE WARNACO                   GUARANTOR     NON-GUARANTOR  ELIMINATION
                                           GROUP, INC.   WARNACO INC.   SUBSIDIARIES   SUBSIDIARIES    ENTRIES    CONSOLIDATED
                                           -----------   ------------   ------------   ------------   -------     ------------
Net cash provided by (used in) operating
 activities..............................   $     --      $ 225,421       $ (8,970)      $ (13,226)   $     --      $ 203,225
Net cash provided by (used in)
   investing activities..................         --         (3,792)         7,957          18,164          --         22,329
                                            --------      ---------       --------       ---------    --------      ---------
Cash flows from financing activities:
   Repayments under Amended DIP..........         --       (155,915)            --              --          --       (155,915)
   Repayments of debt....................         --        (10,039)           (29)         (2,942)         --        (13,010)
                                            --------      ---------       --------       ---------    --------      ---------
Net cash used in financing
 activities..............................         --       (165,954)           (29)         (2,942)         --       (168,925)
Translation adjustments..................         --             --             --            (329)         --           (329)
                                            --------      ---------       --------       ---------    --------      ---------
Increase (decrease) in cash..............         --         55,675         (1,042)          1,667          --         56,300
Cash at beginning of period..............         --         16,652          1,042          21,864          --         39,558
                                            --------      ---------       --------       ---------    --------      ---------
Cash at end of period....................   $     --      $  72,327       $     --       $  23,531    $     --      $  95,858
                                            --------      ---------       --------       ---------    --------      ---------
                                            --------      ---------       --------       ---------    --------      ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Warnaco Group, Inc. ('Warnaco Group' and, together with its subsidiaries, the 'Company') is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the value of the Company's common stock, par value $0.01 per share (the 'New Common Stock'). Except for the historical information contained in this Quarterly Report, this Quarterly Report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See 'Statement Regarding Forward-Looking Disclosure.'

BANKRUPTCY REORGANIZATION AND TURNAROUND

    On June 11, 2001 (the 'Petition Date'), Warnaco Group, 36 of its 37 U.S. subsidiaries and one of its Canadian subsidiaries, Warnaco of Canada Company (each a 'Debtor' and, collectively, the 'Debtors'), each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. 'SS''SS'101-1330, as amended (the 'Bankruptcy Code'), in the United States Bankruptcy Court for the Southern District of New York (the 'Bankruptcy Court') (collectively, the 'Chapter 11 Cases'). The remainder of Warnaco Group's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

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

    (b) general unsecured claimants received 2.55% (1,147,023 shares) of the reorganized Company's New Common Stock;

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

    (e) pursuant to the terms of his employment agreement, as modified by the Plan, Antonio C. Alvarez II, the former
         President and Chief Executive Officer of the Company, received an incentive bonus in an aggregate amount of $5.9 million, consisting of $1.95 million in cash, Second Lien
         Notes in the principal amount of approximately $0.9 million and 0.59% of the New Common Stock (266,400 shares valued at $11.19 per share); and

    (f) in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in the consolidated financial statements and accompanying notes. The following critical accounting policies are based on, among other things, judgments and assumptions made by the Company that involve inherent risks and uncertainties.

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

    Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales growth and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. The Company's current rates of accrual for sales allowances, returns and discounts vary by business unit and channel of distribution and range from 5.0% to 20.0%.

    Cost of Goods Sold: Cost of goods sold for the Successor consists of the cost of products produced or purchased and certain period costs related to the production and manufacturing process. Product costs include (i) material, direct labor and overhead (including the costs incurred by external contractors),
(ii) duty, quota and related tariffs, (iii) in-bound freight and traffic costs, including inter-plant freight, (iv) procurement and material handling costs,
(v) indirect production overhead including inspection, quality control, sample making/room, production control and planning, cost accounting, and engineering, and (vi) in-stocking costs in the Company's warehouse (cost to receive, unpack and stock product available for sale in the Company's distribution center). Period costs included in costs of goods sold include (a) royalty, (b) design and merchandising, (c) samples, (d) manufacturing variances (net of amounts capitalized), (e) loss on seconds and (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory). Costs incurred to store, pick, pack and ship inventory to customers are included in shipping and handling costs and are classified in selling, general and administrative expenses. The Company's gross profit and gross margin may not be comparable to those of other companies as some companies include shipping and handling costs in cost of goods sold. The Predecessor included design, merchandising, and other product related costs in its determination of inventory value. Beginning on February 4, 2003 the Company expenses such costs as incurred.

    Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. As of October 4, 2003 the Company had approximately $257.0 million of open trade invoices and other receivables and $11.0 million of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $65.3 million of accounts receivable reserves at October 4, 2003. As of February 4, 2003, the Company had approximately $281.9 million of open trade invoices and other receivables and $10.8 million of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company reduced its accounts receivable balance by $79.7 million to reflect its accounts receivable at fair value. As of January 4, 2003, the Company had approximately $276.9 million of open trade invoices and other receivables and $10.4 million of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company had $87.5 million of accounts receivable reserves at January 4, 2003. The net accounts receivable balance of $213.0 million at February 4, 2003 was estimated to be the fair value of the Company's accounts receivable at February 4, 2003. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserves significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories: The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its reserves for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen the Company may have to increase its reserve estimates substantially. At October 4, 2003, the Company had identified inventory with a carrying value of approximately $51.0 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of October 4, 2003, the Company had approximately $25.7 million of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57.2 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company reduced its inventory by $32.8 million to reflect such inventory at fair value. At January 4, 2003, the Company had identified inventory with a carrying value of approximately $61.5 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33.8 million of inventory reserves for excess, obsolete and other inventory adjustments. The Company believes that the carrying value of its inventory, net of the adjustments noted, was equal to its fair value at February 4, 2003.

    Long-lived Assets: As of February 4, 2003, the Company adopted fresh start accounting and its long-lived assets, including property, plant and equipment were recorded at their fair values based upon the preliminary appraised values of such assets. The Company used the work of an independent third party appraisal firm to assist it in determining the fair values of its property, plant and equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expects to receive from such a sale. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

    Intangible assets consist primarily of licenses and trademarks. The Company used the work of an independent third party appraiser to assist it in determining the fair value of its trademarks, licenses and other intangible assets. The fair values were calculated using the discounted estimated future cash flow to be generated from the sales of products utilizing such trademarks and/or licenses. The determination of fair value considered the royalty rates attributable to products of similar types, recent sales or licensing agreements entered into by companies selling similar products and the expected term during which the Company expects to earn cash flows from each license or trademark. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of these intangible assets will not have any effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of Statement of Financial Accounting Standards ('SFAS') No. 142, Goodwill and Other Intangible Assets ('SFAS 142'), the Company does not amortize assets with indefinite lives.

    The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated remaining useful lives of the Company's fixed assets and finite lived intangible assets for periods at February 4, 2003 are based upon the remaining useful lives as determined by independent third party appraisers and the Company. The estimated useful lives of fixed assets and finite lived intangible assets acquired after February 5, 2003 are based on their classification and expected usage, as determined by the Company.

    Income Taxes: Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is established to reduce the amount of deferred tax assets to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The only objectively verifiable evidence the Company used in determining the need for a valuation allowance were the future reversals of existing temporary differences. The future recognition of deferred tax assets, through a reduction in valuation allowances that existed at February 4, 2003, will first reduce goodwill. Should the recognition of deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

    Pension Plan: The Company has a defined benefit pension plan (the 'Pension Plan') covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The Pension Plan's third party actuary has determined the total liability attributable to benefits owed to participants covered by the Pension Plan using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension expense and pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan using the assumptions set forth by the Pension Benefit Guaranty Corporation. The Pension Plan was under-funded as of January 4, 2003,
February 4, 2003 and October 4, 2003. The Pension Plan and the Company's plan of reorganization contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and the United States Internal Revenue Code of 1986, as amended (the 'Code'). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As a result of the amendment, the Company will not record any pension expense for current service costs after January 1, 2003. As of February 4, 2003 and October 4, 2003, the Company had recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contributions to the Pension Plan for fiscal 2003 will be approximately $9.4 million and will be approximately $46.3 million in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan compared to the estimated rate of return on Pension Plan assets. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated condensed balance sheet at October 4, 2003. Cash contributions to the Pension Plan were $7.7 million for the period February 5, 2003 to October 4, 2003. The remaining contributions to the Pension Plan to be paid in fiscal 2003 of $1.7 million are classified with accrued liabilities at October 4, 2003.

    Stock-Based Compensation: Effective February 5, 2003, the Successor adopted the fair value method of accounting for stock options for all options granted by the Successor after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ('SFAS 148'). The Company uses the Black-Scholes model to calculate the fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. The Company emerged from bankruptcy on February 4, 2003, and as a result, the Company does not have sufficient stock price history upon which to base its volatility assumption. In determining the volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's emergence from bankruptcy and other factors in determining its stock price volatility assumption of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 42 months and the option term of ten years. The Company's risk-free rate of return assumption of 2.55% for options granted in fiscal 2003 is equal to the quoted yield for five-year U.S. treasury bonds as of March 12, 2003.

    Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation
('SFAS 123'). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock option compensation. The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25'), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the 'intrinsic value method'). Compensation expense related to restricted stock grants is recognized over the vesting period of the grants.

    Advertising Costs: Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising allowances provided to customers are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts charged to operations for advertising expense (including cooperative advertising, marketing and promotion expenses) for the Nine Months Ended October 5, 2002, the period January 5, 2003 to February 4, 2003 and the period February 5, 2003 to October 4, 2003 were $82.5 million, $7.6 million and $51.8 million, respectively. Cooperative advertising expense for the Nine Months Ended October 5, 2002, the period January 5, 2003 to February 4, 2003 and the period February 5, 2003 to October 4, 2003 was $25.2 million, $1.4 million and $15.5 million, respectively.

    Goodwill: Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets minus its liabilities allocated in accordance with the provisions of SFAS 141, Business Combinations, as of February 4, 2003. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company will perform in the fourth quarter of each fiscal year.

    Reorganization Items: In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes to streamline its operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in fiscal 2001 and fiscal 2002, will not be completed until the end of fiscal 2003. In connection with these actions, the Company closed all of its domestic outlet retail stores and reorganized its Speedo Authentic Fitness retail stores. The Company closed 204 of the 283, or 72.1%, of the retail stores operated at the beginning of fiscal 2001. The Company closed 86 stores during fiscal 2001 and 118 stores were closed during fiscal 2002. In the first quarter of fiscal 2003, three additional Speedo Authentic Fitness retail stores were closed. The closing of the domestic outlet retail stores and the sale of the related inventory generated net proceeds of $23.2 million in fiscal 2002.

    The Company wrote off $13.3 million of fixed assets and accrued $9.4 million of lease termination costs related to rejected leases of the closed stores in fiscal 2002. In October 2002, the Company agreed to settle certain lease obligations with Bancomext related to certain leased facilities in Mexico. Under the terms of the settlement agreement, Bancomext received $0.1 million in cash for outstanding rent payment and other fees and was granted an unsecured claim in the amount of $9.5 million in consideration for (i) Bancomext's release of the lease obligation on a closed facility and (ii) certain amendments to leases for two other facilities. The Company had accrued $6.9 million in the fourth quarter of fiscal 2001 as a reorganization item for its estimated obligations under the lease for the closed facility. The additional accrual of $2.6 million for the total unsecured claim pursuant to the settlement agreement is included in reorganization items in fiscal 2002. Lease termination costs during bankruptcy were classified as liabilities subject to compromise.

    In the first quarter of fiscal 2002, the Company sold the assets of GJM and Penhaligon's for net proceeds of $20.5 million in the aggregate. The net loss on the sale of Penhaligon's and GJM was $2.9 million and is included in reorganization items in fiscal 2002. In fiscal 2001, the Company recorded an impairment loss related to the goodwill of GJM of $26.8 million.

    On June 12, 2002, the Bankruptcy Court approved the settlement of certain operating lease agreements with General Electric Capital Corporation ('GECC'). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's claims under the leases totaled $51.2 million. Under the terms of the settlement agreement, GECC received $15.2 million payable as follows: (i) prior to the Effective Date of the Plan, the Company paid GECC monthly installments of $0.55 million, and, (ii) after the Effective Date, the Company was obligated to pay GECC monthly installments of $0.75 million until the balance was paid in full. Through June 12, 2002, the Company had paid GECC $5.5 million of the $15.2 million. The remaining amount of the GECC claim of $36.0 million was included in liabilities subject to compromise as of January 4, 2003. The Company had recorded accrued liabilities related to the GECC leases of $13.0 million prior to the settlement and recorded $22.9 million as reorganization items in Fiscal 2002. Lease expense included in operating loss incurred prior to the settlement with GECC was $18.1 million, $16.5 million and $8.2 million in fiscal 2000, 2001 and 2002, respectively. All obligations under the GECC settlement agreement had been paid to GECC as of October 4, 2003. Liabilities subject to compromise include debt, accounts payable, accrued expenses and other liabilities that were settled as part of its emergence from bankruptcy. Creditors received distributions consisting of cash, debt securities and common stock in settlement of their bankruptcy claims. The ratio of cash, debt securities and common stock that individual creditors received depended upon the priority of the claim made by each creditor. The Company recorded a gain on the final settlement of these liabilities of $1,692.7 million in the period January 5, 2003 to February 4, 2003.

    During fiscal 2001 and fiscal 2002, the Company sold certain personal property, vacated buildings, surplus land and other assets generating net proceeds of $6.2 million and $6.8 million, respectively. The losses related to the write-down of these assets were $3.7 million and $1.0 million for fiscal 2001 and fiscal 2002, respectively. The Company vacated certain leased premises and rejected those leases (many related to the Retail Stores Group) under the provisions of the Bankruptcy Code.

    During the fourth quarter of fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate its European manufacturing operations and to restructure certain other manufacturing, sales, and administrative operations in Europe. The Company expects to incur severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. The Company recorded a restructuring charge of $8.7 million in the fourth quarter of fiscal 2002 reflecting the statutory and regulatory defined severance and other obligations that the Company expected to incur related to the consolidation. Included in the restructuring charge are $0.1 million of legal and other professional fees incurred in fiscal 2002 related to the consolidation. During the first quarter of fiscal 2003, the Company established a minimum level of benefits to be paid to terminated employees and recorded $6.5 million of additional costs in connection with the European consolidation. In the period February 5, 2003 to October 4, 2003, the Company recorded an additional $1.7 million for obligations due under the consolidation plan. The Company expects that the ultimate costs of the consolidation that have been incurred will be approximately $17 million.

    As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of American Institute of Certified Public Accountants Statement of Position ('SOP') No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ('SOP 90-7').

    Reorganization items included in the consolidated condensed statement of operations for the periods January 5, 2003 to February 4, 2003 and January 6, 2002 to October 5, 2002 (the 'Nine Months Ended October 5, 2002') were $29.9 million and $79.2 million, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. Certain accruals at January 4, 2003 were subject to compromise under the provisions of the Bankruptcy Code. The Company had recorded these accruals at the estimated amount the creditor would have been entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Plan. See Note 7 of Notes to Consolidated Condensed Financial Statements. Subsequent to February 4, 2003, to the extent that the Company has incurred reorganization items in respect of the Chapter 11 Cases, such items have been recorded in selling, general and administrative expenses. Included in selling, general and administrative expenses for the period July 6, 2003 to October 4, 2003 (the 'Third Quarter of Fiscal 2003') and period February 5, 2003 to October 4, 2003 are legal and professional fees and certain employee related costs relating to the Chapter 11 Cases of $0.2 million $4.1 million, respectively.

    Restructuring Items: In the Third Quarter of Fiscal 2003, the Company continued the process of consolidating its manufacturing and distribution operations in accordance with the Plan. Included in restructuring charges are accruals for closing and/or consolidating two sewing plants located in Puerto Cortes, Honduras and Los Angeles, California, one cutting and warehousing facility in Thomasville, Georgia, distribution facilities in Secaucus, New Jersey, and Montreal, Canada, and the consolidation of certain manufacturing operations in France, resulting in total restructuring charges of $5.2 million and $11.4 million for the Third Quarter of Fiscal 2003 and the period February 5, 2003 to October 4, 2003, respectively. Accruals for restructuring items at February 4, 2003 and charges to the statement of operations for the period February 5, 2003 to October 4, 2003 primarily relate to severance and other benefits payable to approximately 1,463 terminated employees. The Company expects that substantially all payments to terminated employees will be completed by the end of fiscal 2003. Also included in restructuring items for the period February 5, 2003 to October 4, 2003 are asset impairment charges related to the write-down to salvage value of idle plant and machinery at certain of the distribution and manufacturing facilities and legal expenses primarily related to the shutdown of the manufacturing operations in France.

RESULTS OF OPERATIONS

    COMPARISON OF THIRD QUARTER OF FISCAL 2003 TO THIRD QUARTER OF FISCAL 2002 AND NINE MONTHS ENDED OCTOBER 4, 2003 TO NINE MONTHS ENDED OCTOBER 5, 2002

                    STATEMENT OF OPERATIONS (SELECTED DATA)

    The following tables summarize the historical results of operations of the Company for the period July 6, 2003 to October 4, 2003 (the 'Third Quarter of Fiscal 2003'), the period July 7, 2002 to October 5, 2002 (the 'Third Quarter of Fiscal 2002'), the period January 5, 2003 to February 4, 2003, the period February 5, 2003 to October 4, 2003 and the Nine Months Ended October 5, 2002. The period January 5, 2003 to February 4, 2003 combined with the period
February 5, 2003 to October 4, 2003 constitute a combined presentation of the 'Nine Months Ended October 4, 2003.'

    The Third Quarter of Fiscal 2003 and Third Quarter of Fiscal 2002 each included 13 weeks of operations, the period January 5, 2003 to February 4, 2003 included four weeks of operations and the period February 5, 2003 to October 4, 2003 included 35 weeks of operations. The Nine Months Ended October 4, 2003 and October 5, 2002 each included 39 weeks of operations. References to the 'Predecessor' refer to the Company prior to February 4, 2003. References to the 'Successor' refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting.

                                                       SUCCESSOR                PREDECESSOR
                                                -----------------------   -----------------------
                                                THREE MONTHS              THREE MONTHS
                                                   ENDED                     ENDED
                                                 OCTOBER 4,    % OF NET    OCTOBER 5,    % OF NET
                                                    2003       REVENUES       2002       REVENUES
                                                    ----       --------       ----       --------
                                                            (IN THOUSANDS OF DOLLARS)
Net revenues..................................    $303,059       100.0%     $331,463       100.0%
Cost of goods sold............................     210,499        69.5%      237,183        71.6%
                                                  --------      ------      --------      ------
Gross profit..................................      92,560        30.5%       94,280        28.4%
Selling, general and administrative
  expenses....................................      88,146        29.1%       84,576        25.5%
Amortization of sales order backlog...........       1,967         0.6%           --         n/m
Restructuring items...........................       5,242         1.7%           --         n/m
Reorganization items..........................          --         n/m        21,122         6.4%
                                                  --------      ------      --------      ------
Operating loss................................      (2,795)        0.9%      (11,418)        3.4%
Other (income) expense........................        (904)        0.3%           --         n/m
Interest expense..............................       5,988         2.0%        4,283         1.3%
                                                  --------      ------      --------      ------
Loss from continuing operations before
  provision (benefit) for income taxes........      (7,879)        2.6%      (15,701)        4.7%
Provision (benefit) for income taxes..........      (1,336)        0.4%        2,544         0.8%
                                                  --------      ------      --------      ------
Loss from continuing operations...............      (6,543)        2.2%      (18,245)        5.5%
Income (loss) from discontinued operations,
  net of income taxes.........................        (117)        0.1%        2,614         0.8%
                                                  --------      ------      --------      ------
Net loss......................................    $ (6,660)        2.2%     $(15,631)        4.7%
                                                  --------      ------      --------      ------
                                                  --------      ------      --------      ------

                                                            SUCCESSOR     PREDECESSOR     COMBINED
                                                           ------------   ------------   -----------
                                                              PERIOD         PERIOD
                                                           FEBRUARY 5,     JANUARY 5,    NINE MONTHS
                                                             2003 TO        2003 TO         ENDED
                                                            OCTOBER 4,    FEBRUARY 4,    OCTOBER 4,
                                                               2003           2003          2003
                                                               ----           ----          ----
                                                                   (IN THOUSANDS OF DOLLARS)
Net revenues.............................................    $949,821     $   112,739    $ 1,062,560
Cost of goods sold.......................................     644,574          68,083        712,657
                                                             --------     -----------    -----------
Gross profit.............................................     305,247          44,656        349,903
Selling, general and administrative expenses.............     251,929          34,322        286,251
Amortization of sales order backlog......................      11,800              --         11,800
Restructuring items......................................      11,382              --         11,382
Reorganization items.....................................          --          29,922         29,922
                                                             --------     -----------    -----------
Operating income (loss)..................................      30,136         (19,588)        10,548
Gain on cancellation of pre-petition indebtedness........          --      (1,692,696)    (1,692,696)
Fresh start adjustments..................................          --        (765,726)      (765,726)
Other (income) loss......................................      (2,232)            359         (1,873)
Interest expense.........................................      15,838           1,887         17,725
                                                             --------     -----------    -----------
Income from continuing operations before provision for
  income taxes...........................................      16,530       2,436,588      2,453,118
Provision for income taxes...............................       8,456          78,150         86,606
                                                             --------     -----------    -----------
Income from continuing operations........................       8,074       2,358,438      2,366,512
Income (loss) from discontinued operations, net of income
  taxes..................................................        (559)             99           (460)
                                                             --------     -----------    -----------
Net income...............................................    $  7,515     $ 2,358,537    $ 2,366,052
                                                             --------     -----------    -----------
                                                             --------     -----------    -----------

                                                          COMBINED               PREDECESSOR
                                                   ----------------------   ----------------------
                                                   NINE MONTHS              NINE MONTHS
                                                      ENDED        % OF        ENDED        % OF
                                                   OCTOBER 4,      NET      OCTOBER 5,      NET
                                                      2003       REVENUES      2002       REVENUES
                                                      ----       --------      ----       --------
                                                              (IN THOUSANDS OF DOLLARS)
Net revenues.....................................  $1,062,560     100.0%    $1,104,744     100.0%
Cost of goods sold...............................     712,657      67.1%       782,600      70.8%
                                                   -----------    -----     ----------     -----
Gross profit.....................................     349,903      32.9%       322,144      29.2%
Selling, general and administrative expenses.....     286,251      26.9%       282,367      25.6%
Amortization of sales order backlog..............      11,800       1.1%            --       n/m
Restructuring items..............................      11,382       1.1%            --       n/m
Reorganization items.............................      29,922       2.8%        79,207       7.2%
                                                   -----------    -----     ----------     -----
Operating income (loss)..........................      10,548       1.0%       (39,430)      3.6%
Gain on cancellation of pre-petition
  indebtedness...................................  (1,692,696)      n/m             --       n/m
Fresh start adjustments..........................    (765,726)      n/m             --       n/m
Other (income) expense...........................      (1,873)      0.2%            --       n/m
Interest expense.................................      17,725       1.7%        14,340       1.3%
                                                   -----------    -----     ----------     -----
Income (loss) from continuing operations before
  provision for income taxes and cumulative
  effect of change in accounting principle.......   2,453,118     230.9%       (53,770)      4.9%
Provision for income taxes.......................      86,606       8.2%        49,839       4.5%
                                                   -----------    -----     ----------     -----
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle......................................   2,366,512     222.7%      (103,609)      9.4%
Income (loss) from discontinued operations, net
  of income taxes................................        (460)      n/m           (141)      n/m
Cumulative effect of change in accounting
  principle, net.................................          --       n/m       (801,622)     72.6%
                                                   -----------    -----     ----------     -----
Net income (loss)................................  $2,366,052     222.7%    $ (905,372)     82.0%
                                                   -----------    -----     ----------     -----
                                                   -----------    -----     ----------     -----

NET REVENUES

    Net revenues are as follows:

                                                     THREE MONTHS ENDED
                                     --------------------------------------------------
                                     OCTOBER 4,    OCTOBER 5,     INCREASE        %
                                        2003          2002       (DECREASE)    CHANGE
                                        ----          ----       ----------    ------
                                                 (IN THOUSANDS OF DOLLARS)
Intimate Apparel Group.............   $152,503      $156,663      $ (4,160)      - 2.7%
Sportswear Group...................    112,002       138,248       (26,246)     - 19.0%
Swimwear Group.....................     38,554        36,552         2,002         5.5%
                                      --------      --------      --------    ---------
Net revenues (a)...................   $303,059      $331,463      $(28,404)      - 8.6%
                                      --------      --------      --------    ---------
                                      --------      --------      --------    ---------

                                                     NINE MONTHS ENDED
                                     -------------------------------------------------
                                     OCTOBER 4,    OCTOBER 5,     INCREASE       %
                                        2003          2002       (DECREASE)    CHANGE
                                        ----          ----       ----------    ------
                                                 (IN THOUSANDS OF DOLLARS)
Intimate Apparel Group.............  $  438,456    $  474,765     $(36,309)      - 7.6%
Sportswear Group...................     323,182       355,989      (32,807)      - 9.2%
Swimwear Group.....................     300,922       273,990       26,932         9.8%
                                     ----------    ----------     --------    --------
Net revenues (a)...................  $1,062,560    $1,104,744     $(42,184)      - 3.8%
                                     ----------    ----------     --------    --------
                                     ----------    ----------     --------    --------

---------

(a) Consolidated net revenues for the Three Months and Nine Months Ended October 5, 2002 included $9.8 million and $42.6 million, respectively, of revenues from GJM, Penhaligon's, Fruit of the Loom, Weight Watchers, IZKA and domestic outlet retail stores (the 'discontinued and sold units'). The absence of net revenues from discontinued and sold units accounted for a 2.9% decrease in net revenues in the Third Quarter of Fiscal 2003 compared to the Third Quarter of Fiscal 2002 and accounted for the entire 3.8% decrease in net revenues in the Nine Months Ended October 4, 2003 compared to the Nine Months Ended October 5, 2002.

    The Company's products are widely distributed through many major channels of trade. The following table summarizes the Company's net revenues by channel of trade for the Nine Months Ended October 4, 2003 and for the Nine Months Ended October 5, 2002:

                                               COMBINED
                                              NINE MONTHS   NINE MONTHS
                                                 ENDED         ENDED
                                              OCTOBER 4,    OCTOBER 5,
                                                 2003          2002
                                                 ----          ----
United States -- wholesale
    Department stores, independent retailers
      and specialty stores..................       37%           40%
    Chain stores............................        7%            7%
    Mass merchandisers......................        7%            6%
    Other...................................       22%           20%
                                                  ---           ---
        Total United States -- wholesale....       73%           73%
International -- wholesale..................       24%           21%
Retail......................................        3%            6%
                                                  ---           ---
Net revenues -- consolidated................      100%          100%
                                                  ---           ---
                                                  ---           ---

    Third Quarter

    Net revenues decreased $28.4 million, or 8.6%, to $303.1 million for the Third Quarter of Fiscal 2003 compared to $331.5 million for the Third Quarter of Fiscal 2002. In the same period, the absence of net revenues from discontinued and sold units accounted for a $9.8 million, or 2.9%, decrease in net revenues for the Third Quarter of Fiscal 2003 compared to the Third Quarter of Fiscal 2002. The remaining decrease in net revenues reflects weakness in Warner's/Olga/Body Nancy Ganz offset by strength in Calvin Klein underwear and Lejaby. Sportswear Group net revenues decreased $26.3 million, or 19.0%, to $112.0 million with weakness in Chaps, Calvin Klein jeans and Calvin Klein accessories offset by a modest strength in mass sportswear licensing. Swimwear Group net revenues increased by $2.0 million, or 5.5%, to $38.6 million with strength in Speedo and Designer swimwear, partially offset by weakness in Retail.

    Nine Months

    Net revenues decreased $42.1 million, or 3.8%, to $1,062.6 million for the Nine Months Ended October 4, 2003 compared to $1,104.7 million for the Nine Months Ended October 5, 2002. The absence of net revenues from discontinued and sold units accounted for the entire 3.8% decrease in net revenues for the Nine Months Ended October 4, 2003 compared to the Nine Months Ended October 5, 2002. Weakness in Warner's/Olga/Body Nancy Ganz net revenues was offset by strength in Calvin Klein underwear and Lejaby. Sportswear Group net revenues decreased $32.8 million, or 9.2%, to $323.2 million with weakness in Chaps, Calvin Klein jeans and Calvin Klein accessories offset by modest strength in mass sportswear licensing. Swimwear Group net revenues increased by $26.9 million, or 9.8%, to $300.9 million with strength in Speedo and Designer swimwear, partially offset by weakness in Retail.

Intimate Apparel Group

    Intimate Apparel Group net revenues are as follows:

                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                              ------------------------------------------  ------------------------------------------
                              OCTOBER 4, OCTOBER 5,  INCREASE      %      OCTOBER 4, OCTOBER 5,  INCREASE      %
                                 2003       2002    (DECREASE)  CHANGE       2003       2002    (DECREASE)  CHANGE
                                 ----       ----    ----------  ------       ----       ----    ----------  ------
                                                            (IN THOUSANDS OF DOLLARS)
INTIMATE APPAREL
Continuing:
   Warner's/Olga/Body Nancy
    Ganz...................    $ 51,359   $ 56,787   $(5,428)     - 9.6%    $146,581   $180,674   $(34,093)    - 18.9%
   Calvin Klein
    Underwear..............      76,293     65,389    10,904       16.7%     204,263    169,215     35,048       20.7%
   Lejaby..................      21,824     19,769     2,055       10.4%      78,486     70,181      8,305       11.8%
   Retail..................       3,007      4,926    (1,919)    - 39.0%       9,090     12,079     (2,989)    - 24.7%
                               --------   --------   -------   ---------    --------   --------   --------  ---------
Total continuing business
 units.....................    $152,483   $146,871   $ 5,612        3.8%    $438,420   $432,149   $  6,271        1.5%
Discontinued/sold business
 units.....................          20      9,792    (9,772)    - 99.8%          36     42,616    (42,580)    - 99.9%
                               --------   --------   -------   ---------    --------   --------   --------  ---------
Intimate Apparel Group.....    $152,503   $156,663   $(4,160)     - 2.7%    $438,456   $474,765   $(36,309)     - 7.6%
                               --------   --------   -------   ---------    --------   --------   --------  ---------
                               --------   --------   -------   ---------    --------   --------   --------  ---------

    Third Quarter

    Intimate Apparel net revenues decreased $4.2 million, or 2.7%, to $152.5 million for the Third Quarter of Fiscal 2003, from $156.7 million for the Third Quarter of Fiscal 2002. The absence of net revenues from discontinued and sold units accounted for a $9.8 million, or 6.2%, decrease in net revenues for the Third Quarter of Fiscal 2003 compared to the Third Quarter of Fiscal 2002. Warner's/Olga/Body Nancy Ganz net revenues decreased $5.4 million, reflecting a decrease of $8.1 million in sales volume offset by improved sales allowance and markdown experience of $2.7 million. The decrease in sales volume reflects lower reorders due to a slow sell through at retail as a result of a less favorable reception of certain product lines coupled with the effect of a soft market. Management is in the process of addressing product issues and developing and repositioning the Warner's/Olga/Body Nancy Ganz brands. Net revenues in Calvin Klein underwear increased 16.7% from $65.4 million for the Third Quarter of Fiscal 2002 to $76.3 million for the Third Quarter of Fiscal 2003, reflecting increased off price sales in the United States together with an increase in off price and concession store sales in the United Kingdom, Belgium and Germany. The stronger Euro also had a positive effect on net revenues in Europe. Calvin Klein net revenues in Asia also increased primarily as a result of the addition of new distributors in Korea, China, Singapore and Malaysia. Lejaby net revenues increased $2.1 million, or 10.4%, primarily reflecting the positive effect of a stronger Euro offset by a decrease in sales volume due to a market slow down. Revenues from sold or discontinued business units decreased $9.8 million primarily as a result of the decision to close all domestic outlet retail stores.

    Nine Months

    Intimate Apparel net revenues decreased $36.3 million, or 7.6%, to $438.5 million for the Nine Months Ended October 4, 2003, from $474.8 million for the Nine Months Ended October 5, 2002. The absence of net revenues from discontinued and sold units accounted for a $42.6 million, or 9.0%, decrease in net revenues for the Nine Months Ended October 4, 2003 compared to the Nine Months Ended October 4, 2002. Warner's/Olga/Body Nancy Ganz net revenues decreased $34.1 million, reflecting lower reorders due to a slow sell through at retail as a result of less favorable reception of certain product lines coupled with the effect of a soft market. In addition, sales allowances and markdowns as a percentage of gross sales increased 1.8%, also reflecting the soft market. Calvin Klein underwear net revenues increased 20.7% from $169.2 million for the Nine Months Ended October 5, 2002 to $204.3 million for the Nine Months Ended October 4, 2003, reflecting increases in the United States, Europe and Asia due to improved sell through at retail, primarily in the off price category, coupled with the effect of a stronger Euro. Lejaby net revenues increased $8.3 million, or 11.8% primarily reflecting the positive effect of a stronger Euro offset by a decrease in sales volume due to a market slow down in the second and Third Quarters' of Fiscal 2003. Revenues from sold or discontinued business units decreased $42.6 million.

Sportswear Group

    Sportswear Group net revenues are as follows:

                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                            ------------------------------------------  ------------------------------------------
                            OCTOBER 4, OCTOBER 5,  INCREASE      %      OCTOBER 4, OCTOBER 5,  INCREASE      %
                               2003       2002    (DECREASE)  CHANGE       2003       2002    (DECREASE)  CHANGE
                               ----       ----    ----------  ------       ----       ----    ----------  ------
                                                          (IN THOUSANDS OF DOLLARS)
SPORTSWEAR GROUP
Chaps Ralph Lauren.........  $ 39,650   $ 41,867   $ (2,217)    - 5.3%   $ 98,489   $ 98,915       (426)     - 0.4%
Calvin Klein jeans.........    64,565     89,006    (24,441)   - 27.5%    203,693    235,645    (31,952)    - 13.6%
Calvin Klein accessories...     3,482      3,970       (488)   - 12.3%      8,951     10,071     (1,120)    - 11.1%
Mass sportswear
 licensing.................     4,305      3,405        900      26.4%     12,049     11,358        691        6.1%
                             --------   --------   --------  ---------   --------   --------   --------  ---------
Sportswear Group...........  $112,002   $138,248   $(26,246)   - 19.0%   $323,182   $355,989   $(32,807)     - 9.2%
                             --------   --------   --------  ---------   --------   --------   --------  ---------
                             --------   --------   --------  ---------   --------   --------   --------  ---------

    Third Quarter

    Sportswear net revenues decreased by $26.3 million, or 19.0%, to $112.0 million for the Third Quarter of Fiscal 2003, from $138.2 million for the Third Quarter of Fiscal 2002, reflecting an overall weakness in the retail environment. Calvin Klein jeans net revenues decreased $24.4 million, reflecting lower sales volumes in both department store and club sales. A portion of the decrease relates to certain programs in Calvin Klein jeans that were shipped in the first quarter of fiscal 2003 while the corresponding programs in fiscal 2002 were shipped in the second and third quarters. Chaps net revenues decreased $2.2 million reflecting a softer market in the United States and Canada. In Canada, net revenues decreased approximately $1.0 million offset by the effect of a strengthened Canadian dollar of approximately $0.7 million. Net revenues in Mexico decreased by approximately $1.0 million primarily as a result of the downsizing and consolidation of operations in that country. Mass sportswear licensing net revenues increased 26.4% due to increased sales volume experienced at Wal-Mart during the Third Quarter of Fiscal 2003.

    Nine Months

    Sportswear net revenues decreased by $32.8 million, or 9.2%, to $323.2 million for the Nine Months Ended October 4, 2003, from $356.0 million for the Nine Months Ended October 5, 2002. The decrease in Calvin Klein jeans net revenues is due to lower orders (primarily from department stores and membership clubs), reflecting a weak status denim market. Chaps net revenues decreased $0.4, reflecting a decrease of $0.8 million in the United States due to a softer market, offset by an increase in foreign net revenues of $0.4 million. In Canada, net revenues increased approximately $1.9 million primarily resulting from a strengthened Canadian dollar of approximately $1.3 million. Net revenues in Mexico decreased by approximately $1.4 million primarily as a result of the downsizing and consolidation of operations in that country.

Swimwear Group


    Swimwear Group net revenues are as follows:

                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                             ------------------------------------------  ------------------------------------------
                             OCTOBER 4, OCTOBER 5,  INCREASE      %      OCTOBER 4, OCTOBER 5,  INCREASE      %
                                2003       2002    (DECREASE)  CHANGE       2003       2002    (DECREASE)  CHANGE
                                ----       ----    ----------  ------       ----       ----    ----------  ------
                                                              (IN THOUSANDS OF DOLLARS)
SWIMWEAR GROUP
Speedo......................  $28,774    $26,779    $ 1,995        7.4%   $192,960   $160,512    32,448        20.2%
Designer....................    3,497      1,855      1,642       88.5%     90,772     86,621     4,151         4.8%
Retail......................    6,283      7,918     (1,635)    - 20.7%     17,190     26,857    (9,667)     - 36.0%
                              -------    -------    -------   ---------   --------   --------   -------    --------
Swimwear Group..............  $38,554    $36,552    $ 2,002        5.5%   $300,922   $273,990   $26,932         9.8%
                              -------    -------    -------   ---------   --------   --------   -------    --------
                              -------    -------    -------   ---------   --------   --------   -------    --------

    Third Quarter

    Swimwear net revenues increased $2.0 million, or 5.5%, to $38.6 million for the Third Quarter of Fiscal 2003, from $36.6 million for the Third Quarter of Fiscal 2002. The increase in swimwear net revenues in the Third Quarter of Fiscal 2003 primarily reflects earlier shipment of orders in the Third Quarter of Fiscal 2003 compared to corresponding orders in fiscal 2002 which were shipped in the fourth quarter. This increase was offset by higher sales allowance and markdown experience in fiscal 2003 compared to fiscal 2002, primarily as a result of the elimination of certain reserves in the Third Quarter of Fiscal 2002 which were no longer required. The decrease in retail net revenues is primarily due to the closing of 50 stores in fiscal 2002 coupled with a decrease in same store sales of 1.1%.

    Nine Months

    Swimwear net revenues increased $26.9 million, or 9.8%, to $300.9 million for the Nine Months Ended October 4, 2003, from $274.0 million for the Nine Months Ended October 5, 2002. The increase in net revenues reflects a larger backlog entering the spring 2003 season, new product lines, an expanded customer base and lower return levels. Speedo net revenues increased $32.5 million, or 20.2%, to $193.0 million for the Nine Months Ended October 4, 2003 compared to $160.5 million for the Nine Months Ended October 5, 2002. The increase in Speedo net revenues primarily reflects increased sales of Speedo fitness swim products and accessories to department stores, clubs and team dealers. In addition, designer swimwear net revenues increased $4.2 million, or 4.8%, to $90.8 million for the Nine Months Ended October 4, 2003 compared to $86.6 million for the Nine Months Ended October 5, 2002 due to favorable reception at retail, primarily of the Anne Cole line. Speedo Authentic Fitness retail net revenues decreased $9.7 million, or 36.0%, to $17.2 million for the Nine Months Ended October 4, 2003 compared to $26.9 million for the Nine Months Ended October 5, 2002 reflecting the closed stores noted above and a decrease of 11.5% in same store sales.

GROSS PROFIT

    Gross profit is as follows:

                                          THREE MONTHS ENDED                               NINE MONTHS ENDED
                             ---------------------------------------------   ---------------------------------------------
                             OCTOBER 4,     % OF     OCTOBER 5,     % OF     OCTOBER 4,     % OF     OCTOBER 5,     % OF
                                2003      REVENUES      2002      REVENUES      2003      REVENUES      2002      REVENUES
                                ----      --------      ----      --------      ----      --------      ----      --------
                                                               (IN THOUSANDS OF DOLLARS)
Intimate Apparel Group.....   $53,318       35.0%     $52,580       33.6%     $159,842      36.5%     $152,480      32.1%
Sportswear Group...........    27,798       24.8%      29,904       21.6%       79,380      24.6%       78,288      22.0%
Swimwear Group.............    11,444       29.7%      11,796       32.3%      110,681      36.8%       91,376      33.3%
                              -------       ----      -------       ----      --------      ----      --------      ----
   Total Gross Profit......   $92,560       30.5%     $94,280       28.4%     $349,903      32.9%     $322,144      29.2%
                              -------       ----      -------       ----      --------      ----      --------      ----
                              -------       ----      -------       ----      --------      ----      --------      ----

    Third Quarter

    Gross profit decreased $1.7 million, or 1.8%, to $92.6 million (30.5% of net revenues) for the Third Quarter of Fiscal 2003 from $94.3 million (28.4% of net revenues) for the Third Quarter of Fiscal 2002. Gross profit for the Third Quarter of Fiscal 2002 was reduced by $11.1 million of distribution and other product-related expenses that were classified in cost of goods sold. Commencing February 4, 2003 (the date the Company emerged from bankruptcy), the Company classifies these items as selling, general and administrative expenses. To meaningfully compare gross margin for the Third Quarter of Fiscal 2003 to the Third Quarter of Fiscal 2002, the change in classification of these expenses should be considered. Adjusting the Third Quarter of Fiscal 2002 to reflect this change, gross profit decreased $12.8 million for the Third Quarter of Fiscal 2003 compared to the Third Quarter of Fiscal 2002. The decline in gross profit was primarily due to lower revenues and associated profit margins with businesses targeted for repair or repositioning and lower margins generally. Speedo's gross profit also declined relative to the Third Quarter of Fiscal 2002 because last year's results reflected the elimination of reserves in the Third Quarter of Fiscal 2002 which were no longer required.

    Intimate Apparel Group gross profit increased $0.7 million, or 1.4%, to $53.3 million for the Third Quarter of Fiscal 2003 from $52.6 million for the Third Quarter of Fiscal 2002. The increase in gross profit reflects the change in classification of certain product-related costs of $4.6 million (as noted above) partially offset by a less favorable sales mix of $3.9 million. Gross margin increased from 33.6% for the Third Quarter of Fiscal 2002 to 35.0% for the Third Quarter of Fiscal 2003. The increase in gross margin includes the effect of a 2.6% reduction in the rate of sales allowances and returns coupled with the positive effect of the change in classification offset by the less favorable sales mix.

    Sportswear Group gross profit decreased $2.1 million, or 7.0%, to $27.8 million for the Third Quarter of Fiscal 2003 from $29.9 million for the Third Quarter of Fiscal 2002. Gross margin increased from 21.6% for the Third Quarter of Fiscal 2002 to 24.8% for the Third Quarter of Fiscal 2003. The decrease in gross profit reflects a less favorable sales mix of $13.2 million, primarily related to lower sales volume, offset by the change in the classification of certain product-related costs of $5.8 million. The increase in gross margin reflects the effect of the change in classification and a 2% decrease in the rate of sales allowances as a percentage of gross revenues. Gross margin was also adversely affected by an increase in off price sales as a percentage of total revenues.

    Swimwear Group gross profit decreased $0.4 million, or 3.0%, to $11.4 million for the Third Quarter of Fiscal 2003 from $11.8 million for the Third Quarter of Fiscal 2002, primarily as a result of a less favorable sales mix of $1.2 million, partially offset by the change in classification of certain product-related costs of $0.7 million. Gross margin decreased 2.6% primarily as a result of the less favorable sales mix coupled with a 0.4% increase in the rate of sales allowances and returns as a percentage of gross revenues.

    Nine Months

    Gross profit increased $27.8 million, or 8.6%, to $349.9 million (32.9% of net revenues) for the Nine Months Ended October 4, 2003 from $322.1 million (29.2% of net revenues) for the Nine Months Ended October 5, 2002. Gross profit for the Nine Months Ended October 5, 2002 was reduced by $34.4 million of distribution and other product-related expenses that were classified in cost of goods sold. Commencing February 4, 2003 (the date the Company emerged from bankruptcy), the Company classifies these items as selling, general and administrative expenses. To meaningfully compare gross margin for the Nine Months Ended October 4, 2003 to the Nine Months Ended October 5, 2002, the change in classification of these expenses should be considered. Adjusting the Nine Months Ended October 5, 2002 to reflect this change, gross profit decreased $6.6 million for the Nine Months Ended October 4, 2003 compared to the Nine Months Ended October 5, 2002. The decline in gross profit primarily reflects lower sales volume.

    Intimate Apparel Group gross profit increased $7.3 million, or 4.8%, to $159.8 million for the Nine Months Ended October 4, 2003 from $152.5 million for the Nine Months Ended October 5, 2002. Gross margin increased from 32.1% for the Nine Months Ended October 5, 2002 to 36.5% for the Nine Months Ended October 4, 2003. The increase in gross profit and gross margin reflects the change in classification discussed above and favorable production and manufacturing variances aggregating $24.8 million, offset primarily by a less favorable sales mix of $17.5 million and a reduction in sales volume.

    Sportswear Group gross profit increased $1.1 million, or 1.4%, to $79.4 million for the Nine Months Ended October 4, 2003 from $78.3 million for the Nine Months Ended October 5, 2002. Gross margin increased from 22.0% for the Nine Months Ended October 5, 2002 to 24.6% for the Nine Months Ended October 4, 2003. The increase in gross profit reflects the change in classification of certain product-related costs and favorable manufacturing and production variances aggregating $24.7 million, partially offset by a less favorable sales mix of $23.6 million. In addition, the Sportswear Group experienced a 1.2% reduction in the rate of sales allowances and returns as a percentage of gross revenues during the Nine Months Ended October 4, 2003 compared to the Nine Months Ended October 5, 2002.

    Swimwear Group gross profit increased $19.3 million, or 21.1%, to $110.7 million for the Nine Months Ended October 4, 2003 from $91.4 million for the Nine Months Ended October 5, 2002. Gross margin increased from 33.4% for the Nine Months Ended October 5, 2002 to 36.8% for the Nine Months Ended October 4, 2003. The increase in gross profit and gross margin reflects a more favorable sales mix of $8.4 million as a result of an increase in sales volume and favorable manufacturing and production variances, combined with the change in classification of product-related costs noted above aggregating $10.6 million. The increase in the gross margin also reflects a 0.5% decrease in the rate of sales allowances and returns as a percentage of gross sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Third Quarter

    Selling, general and administrative expenses for the Third Quarter of Fiscal 2003 increased $3.5 million, or 4.1%, to $88.1 million (29.1% of net revenues) compared to $84.6 million (25.5% of net revenues) for the Third Quarter of Fiscal 2002. Selling, general and administrative expenses for the Third Quarter of Fiscal 2003 included certain product related expenses that were included in cost of goods sold in the Third Quarter of Fiscal 2002. As adjusted for this change in classification, selling general and administrative expenses declined $8.0 million compared to the Third Quarter of Fiscal 2002 due primarily to lower sales volumes, lower depreciation and amortization expense of $4.5 million due to the revaluation of the Company's fixed and intangible assets at February 4, 2003, and lower selling expenses in the Company's retail stores due to store closings and reductions in general overhead expenses due to the Company's ongoing expense management initiatives. These reductions were partially offset by the inclusion in selling, general and administrative expenses of $2.0 million of non-cash stock-based compensation expenses related to restricted stock and stock options granted during fiscal 2003.

    Nine Months

    Selling, general and administrative expenses for the Nine Months Ended October 4, 2003 increased $3.9 million, or 1.4%, to $286.3 million (26.9% of net revenues) compared to $282.4 million (25.6% of net revenues) for the Nine Months Ended October 5, 2002. Selling, general and administrative expenses for the Nine Months Ended October 4, 2003 included certain product related costs which were included in cost of goods sold in the Nine Months Ended October 5, 2002. As adjusted for this change in classification, selling, general and administrative expenses declined $30.5 million for the Nine Months Ended October 4, 2003 compared to the Nine Months Ended October 5, 2002. The decline in selling, general and administrative expenses reflects lower sales volumes, the reduction in lease expenses of $8.2 million for certain operating leases that were settled in connection with the Company's bankruptcy, lower depreciation and amortization expenses of approximately $15.3 million and the Company's expense management initiatives. These reductions were partially offset by the inclusion in selling, general and administrative expenses of non-cash stock-based compensation expenses of $4.4 million related to restricted stock and stock options granted during fiscal 2003. Selling, general and administrative expenses include $4.2 million of legal and professional fees and certain employee related costs relating to the Chapter 11 Cases.

Comparable expenses in the Nine Months Ended October 5, 2002 were included in reorganization items.

AMORTIZATION OF SALES ORDER BACKLOG

    Using the assistance of a third party appraiser, the Company determined that the fair value of its order backlog at February 4, 2003 was $12,600. The sales order backlog was amortized over six months using the straight-line method and was fully amortized as of October 4, 2003. Amortization of sales order backlog of $2.0 million and $11.8 million for the Third Quarter of Fiscal 2003 and Nine Months Ended October 4, 2003, respectively, represents amortization expense of the appraised value of the Company's existing sales order backlog at February 4, 2003. Included in the results of discontinued operations for the Third Quarter of Fiscal 2003 and Nine Months Ended October 4, 2003 is amortization related to the sales order backlog of the Company's A.B.S by Allen Schwartz ('ABS') business unit of $133 and $800, respectively.

REORGANIZATION ITEMS

    Reorganization items were $29.9 million for the period January 5, 2003 to February 4, 2003, reflecting the final settlement of bankruptcy claims and lease terminations of $10.1 million, employee retention and severance claims of $14.5 million, legal and professional fees of $4.5 million and other costs of $0.8 million. Reorganization items for the Nine Months Ended October 5, 2002 were $79.2 million reflecting the GECC lease settlement of $22.9 million, losses and write-downs related to sales of fixed assets and sales of business units of $13.9 million, employee retention and severance of $15.8 million, legal and professional fees of $20.1 million and lease termination and other costs of $6.5 million.

RESTRUCTURING ITEMS

    In the Third Quarter of Fiscal 2003, the Company continued the process of consolidating its manufacturing and distribution operations in accordance with the Plan. Included in restructuring charges are accruals for closing and/or consolidating two sewing plants located in Puerto Cortes, Honduras and Los Angeles, California, one cutting and warehousing facility in Thomasville, Georgia, distribution facilities in Secaucus, New Jersey, and Montreal, Canada, and the consolidation of certain manufacturing operations in France, resulting in total restructuring charges of $5.2 million and $11.4 million for the Third Quarter of Fiscal 2003 and the period February 5, 2003 to October 4, 2003, respectively. Accruals for restructuring items at February 4, 2003 and charges to the statement of operations for the period February 5, 2003 to October 4, 2003 primarily relate to severance and other benefits payable to approximately 1,463 terminated employees. The Company expects that substantially all payments to terminated employees will be completed by the end of fiscal 2003. Also included in restructuring items for the period February 5, 2003 to October 4, 2003 are asset impairment charges related to the write-down to salvage value of idle plant and machinery at certain of the distribution and manufacturing facilities and legal expenses primarily related to the shutdown of the manufacturing operations in France. A summary of restructuring items is as follows:

                                                          THREE MONTHS        PERIOD
                                                             ENDED       FEBRUARY 5, 2003
                                                           OCTOBER 4,     TO OCTOBER 4,
                                                              2003             2003
                                                              ----             ----
                                                             (IN MILLIONS OF DOLLARS)
Contract termination costs..............................      $ --            $ 2.5
Employee termination costs, related legal fees and other
  items.................................................       2.6              6.1
Write-down of fixed assets and other shutdown costs
  related to closed facilities..........................       2.6              2.8
                                                              ----            -----
                                                              $5.2            $11.4
                                                              ----            -----
                                                              ----            -----
Cash portion of restructuring items.....................      $3.0            $ 9.0
Non-cash portion of restructuring items.................       2.2              2.4

OPERATING INCOME (LOSS)

    The following table presents operating income by group, including depreciation and amortization expense in each group:

                                           THREE MONTHS ENDED                        NINE MONTHS ENDED
                               -----------------------------------------  -----------------------------------------
                               OCTOBER 4,   % OF    OCTOBER 5,   % OF     OCTOBER 4,   % OF    OCTOBER 5,   % OF
                                  2003     REVENUE     2002     REVENUE      2003     REVENUE     2002     REVENUE
                                  ----     -------     ----     -------      ----     -------     ----     -------
                                                               (IN THOUSANDS OF DOLLARS)
Intimate Apparel Group........  $ 17,009      11.2%  $ 18,563      11.8%   $ 47,985      10.9%  $ 39,487        8.3%
Sportswear Group..............    10,373       9.3%    11,575       8.4%     26,029       8.1%    23,273        6.5%
Swimwear Group................    (8,576)   - 22.2%    (3,876)   - 10.6%     44,319      14.7%    29,752       10.9%
                                --------  ---------  --------  ---------   --------  ---------  --------  ---------
Group operating income........    18,806       6.2%    26,262       7.9%    118,333      11.1%    92,512        8.4%
Unallocated corporate
 expenses.....................   (13,392)    - 4.4%   (16,332)    - 4.9%    (52,923)    - 5.0%   (52,060)     - 4.7%
Amortization of intangibles...    (2,967)    - 1.0%      (226)    - 0.1%    (13,558)    - 1.3%      (678)     - 0.1%
Restructuring items...........    (5,242)    - 1.7%        --       0.0%    (11,382)    - 1.1%        --        0.0%
Reorganization items..........        --       0.0%   (21,122)    - 6.4%    (29,922)    - 2.8%   (79,207)     - 7.2%
                                --------  ---------  --------  ---------   --------  ---------  --------  ---------
Operating (loss) income.......  $ (2,795)    - 0.9%  $(11,418)    - 3.4%   $ 10,548       1.0%  $(39,430)     - 3.6%
                                --------  ---------  --------  ---------   --------  ---------  --------  ---------
                                --------  ---------  --------  ---------   --------  ---------  --------  ---------

    Third Quarter

    Operating loss decreased $8.6 million to $2.8 million for the Third Quarter of Fiscal 2003 compared to an operating loss of $11.4 million for the Third Quarter of Fiscal 2002. The decrease was primarily due to a decrease of $15.9 million in reorganization and restructuring items from $21.1 million in the Third Quarter of Fiscal 2002 to $5.2 million in the Third Quarter of Fiscal 2003. The decrease in reorganization and restructuring items was offset by a decrease in operating income generated by the Company's business groups of $7.5 million and a $2.7 million increase in amortization of intangibles, due primarily to the amortization of sales order backlog of $2.0 million. The decrease in corporate expenses of $2.9 million is due primarily to a reduction in depreciation expense of approximately $3.7 million resulting from adjustments in the carrying value of the Company's fixed assets to fair value in connection with the adoption of fresh start reporting on February 4, 2003, offset by an increase in stock compensation expense of $2.1 million.

    Nine Months

    Operating income increased $49.9 million to $10.5 million for the Nine Months Ended October 4, 2003 compared to an operating loss of $39.4 million for the Nine Months Ended October 5, 2002, primarily reflecting increased operating income generated by the Company's business groups of $25.8 million and a $37.9 million decrease in reorganization and restructuring items. The $12.9 million increase in amortization of intangibles reflects the amortization of sales order backlog of $11.8 million as well as adjustments in the carrying value of the Company's intangible assets to fair value in connection with the adoption of fresh start reporting on February 4, 2003. Corporate expenses increased $0.9 million reflecting the recognition of stock compensation expense of $4.4 million and legal and professional fees and certain employee costs relating to the Chapter 11 Cases of $4.2 million. Comparable expenses in the Nine Months Ended October 5, 2002 were included in reorganization items. These increases were partially offset by a reduction in depreciation expense and the Company's expense management initiatives, as noted above.

Intimate Apparel Group

    Intimate Apparel Group operating income is as follows:

                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                             -----------------------------------------  -------------------------------------------
                             OCTOBER 4,   % OF    OCTOBER 5,   % OF     OCTOBER 4,    % OF     OCTOBER 5,   % OF
                                2003    REVENUES     2002    REVENUES      2003     REVENUES      2002    REVENUES
                                ----    --------     ----    --------      ----     --------      ----    --------
                                                            (IN THOUSANDS OF DOLLARS)
INTIMATE APPAREL
Continuing:
   Warner's/Olga/Body Nancy
    Ganz....................  $ 2,844        5.5%    5,240        9.2%   $ 7,237         4.9%  $13,819         7.7%
   Calvin Klein underwear...   13,652       17.9%   11,956       18.3%    32,855        16.1%   22,694        13.4%
   Lejaby...................      256        1.2%    1,470        7.4%     8,437        10.7%    8,117        11.6%
   Retail...................      269        8.9%      (46)     - 0.9%      (167)      - 1.8%   (1,335)     - 11.1%
                              -------   ---------  -------   ---------   -------    ---------  -------    --------
Total continuing business
 units......................  $17,021       11.2%  $18,620       12.7%   $48,362        11.0%  $43,295        10.0%

Discontinued/sold business
 units......................      (12)    - 60.0%      (57)     - 0.6%      (377)   - 1047.2%   (3,808)      - 8.9%
                              -------   ---------  -------   ---------   -------    ---------  -------    --------
Intimate Apparel Group......  $17,009       11.2%  $18,563       11.8%   $47,985        10.9%  $39,487         8.3%
                              -------   ---------  -------   ---------   -------    ---------  -------    --------
                              -------   ---------  -------   ---------   -------    ---------  -------    --------

    Third Quarter

    Intimate Apparel Group operating income decreased $1.6 million, or 8.4%, to $17.0 million (11.2% of net revenues) for the Third Quarter of Fiscal 2003 compared to operating income of $18.6 million (11.8% of net revenues) for the Third Quarter of Fiscal 2002. The decrease in operating income is primarily attributable to the $3.6 million decrease in Warner's/Olga/Body Nancy Ganz and Lejaby operating income partially offset by a $1.7 million increase in the operating income of Calvin Klein underwear. The decline in operating income of Warner's/Olga/Body Nancy Ganz primarily reflects the decreased revenue and associated gross profit resulting from lower sales volume. The increase in Calvin Klein underwear operating income reflects increased revenues and associated gross profit as well as the positive effect of a stronger Euro.

    Nine Months

    The Intimate Apparel Group's operating income increased $8.5 million to $48.0 million (10.9% of net revenues) for the Nine Months Ended October 4, 2003 compared to operating income of $39.5 million (8.3% of net revenues) for the Nine Months Ended October 5, 2002. Operating losses from discontinued and sold units were $0.4 million for the Nine Months Ended October 4, 2003 compared to $3.8 million for the Nine Months Ended October 5, 2002. The improvement in operating margin is attributable to the closure of the domestic outlet retail stores coupled with increased operating margins in Calvin Klein underwear, partially offset by lower operating margins in Warner's/Olga/Body Nancy Ganz and Lejaby.

Sportswear Group

    Sportswear Group operating income is as follows:

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                   ---------------------------------------  ---------------------------------------
                                   OCTOBER 4,   % OF   OCTOBER 5,   % OF    OCTOBER 4,   % OF   OCTOBER 5,   % OF
                                      2003    REVENUES    2002    REVENUES     2003    REVENUES    2002    REVENUES
                                      ----    --------    ----    --------     ----    --------    ----    --------
                                                                 (IN THOUSANDS OF DOLLARS)
SPORTSWEAR GROUP
Chaps Ralph Lauren................  $ 5,667     14.3%   $ 2,015      4.8%    $11,077      11.2%  $ 7,841      7.9%
Calvin Klein jeans................      725      1.1%     6,586      7.4%      4,654       2.3%    6,520      2.8%
Calvin Klein accessories..........      718     20.6%       594     15.0%      1,175      13.1%      132      1.3%
Mass sportswear licensing.........    3,263     75.8%     2,380     69.9%      9,123      75.7%    8,780     77.3%
                                    -------     ----    -------     ----     -------    ------   -------     ----
Sportswear Group..................  $10,373      9.3%   $11,575      8.4%    $26,029       8.1%  $23,273      6.5%
                                    -------     ----    -------     ----     -------    ------   -------     ----
                                    -------     ----    -------     ----     -------    ------   -------     ----

    Third Quarter

    Sportswear Group operating income decreased $1.2 million, or 10.4%, to $10.4 million (9.3% of net revenues) for the Third Quarter of Fiscal 2003 compared to operating income of $11.6 million (8.4% of net revenues) for the Third Quarter of Fiscal 2002. Calvin Klein jeans operating income decreased $5.8 million reflecting lower operating margins, an unfavorable mix of off price to regular sales and the timing of the shipments of certain programs in Calvin Klein jeans that were shipped in the first quarter of fiscal 2003. Chaps operating income increased by $3.7 million. The improvement in Chaps operating margin is attributable to increased gross profit (despite a decrease in net revenues) and gross profit percentage, coupled with lower selling, general and administrative expenses.

    Nine Months

    Sportswear Group operating income increased $2.7 million, or 11.8%, to $26.0 million (8.1% of net revenues) for the Nine Months Ended October 4, 2003 compared to operating income of $23.3 million (6.5% of net revenues) for the Nine Months Ended October 5, 2002. The improvement in operating margin is attributable to increased operating margins in Chaps and Calvin Klein accessories partially offset by lower operating margins in Calvin Klein jeans. The improvement in Chaps operating margin is attributable to increased gross profit and gross profit percentage coupled with lower selling, general and administrative expenses. The decrease in Calvin Klein operating margins reflects lower sales volumes and an unfavorable mix of off price to regular sales.

Swimwear Group

    Swimwear Group operating income (loss) is as follows:

                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                               -------------------------------------------  ---------------------------------------
                               OCTOBER 4,    % OF    OCTOBER 5,    % OF     OCTOBER 4,   % OF   OCTOBER 5,   % OF
                                  2003     REVENUES     2002     REVENUES      2003    REVENUES    2002    REVENUES
                                  ----     --------     ----     --------      ----    --------    ----    --------
                                                               (IN THOUSANDS OF DOLLARS)
SWIMWEAR GROUP
Speedo........................  $(3,824)     - 13.3%  $ 1,208         4.5%   $34,496     17.9%   $21,577     13.4%
Designer......................   (5,069)    - 145.0%   (5,630)    - 303.5%     9,499     10.5%     7,895      9.1%
Ubertech......................       31         0.0%     (111)        0.0%         8      0.0%      (634)     0.0%
Retail........................      286         4.5%      657         8.3%       316      1.8%       914      3.4%
                                -------   ----------  -------   ----------   -------     ----    -------     ----
Swimwear Group................  $(8,576)     - 22.2%  $(3,876)     - 10.6%   $44,319     14.7%   $29,752     10.9%
                                -------   ----------  -------   ----------   -------     ----    -------     ----
                                -------   ----------  -------   ----------   -------     ----    -------     ----

    Third Quarter

    Swimwear Group operating loss increased $4.7 million, or 121.3%, to $8.6 million (22.2% of net revenues) for the Third Quarter of Fiscal 2003 compared to an operating loss of $3.9 million (10.6% of net revenues) for the Third Quarter of Fiscal 2002. The increase in loss reflects lower gross margin percentage, less favorable sales mix and an increase in the rate of sales allowances and returns as a percentage of gross revenues.

    Nine Months

    Swimwear Group operating income increased $14.5 million, or 49.0%, to $44.3 million (14.7% of net revenues) for the Nine Months Ended October 4, 2003 compared to operating income of $29.8 million (10.9% of net revenues) for the Nine Months Ended October 5, 2002. The increase in Swimwear Group operating income for the Nine Months Ended October 4, 2003 compared to the Nine Months Ended October 5, 2002 reflects increased operating margins in the Speedo business. Increased Speedo operating margin reflects a more efficient manufacturing and sourcing operation and lower returns and allowances. Swimwear Group operating income for the Nine Months Ended Fiscal 2002 includes approximately $2.5 million of bad debt expense primarily associated with certain Speedo team dealers.

REORGANIZATION ITEMS -- GAIN ON CANCELLATION OF DEBT AND FRESH START ADJUSTMENTS

    The Nine Months Ended October 4, 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets to fair value in accordance with the provisions of SOP 90-7. See Note 5 of Notes to the Consolidated Condensed Financial Statements.

INTEREST EXPENSE

    During the term of the Chapter 11 Cases, the Company did not accrue interest on its pre-petition debt and, as a result, the Company's interest expense consisted of interest on the Debtor-in-Possession Financing Agreement, as amended and extended (the 'Amended DIP'), and certain foreign debt agreements subject to standstill agreements that were repaid in connection with the settlement of the Chapter 11 Cases. As a result of the Company's emergence from bankruptcy and the issuance of the Second Lien Notes (repaid in connection with the offering of the Company's 8 7/8% Senior Notes due 2013 (the 'Senior Notes') issued on June 12, 2003), interest expense for Fiscal 2003 will be higher than the amounts recorded in Fiscal 2002.

    Third Quarter

    Interest expense increased $1.7 million, or 39.8%, to $6.0 million for the Third Quarter of Fiscal 2003 compared with $4.3 million for the Third Quarter of Fiscal 2002. Interest expense for the Third Quarter of Fiscal 2003 includes interest of $4.6 million related to the Senior Notes, amortization of deferred financing costs of $0.5 million and other bank fees and interest of $0.9 million. Interest expense for the Third Quarter of Fiscal 2002 consisted of amortization of deferred financing costs of $2.2 million, $0.7 million of interest and fees related to the Amended DIP, $1.7 million related to the foreign credit facilities repaid as part of the Plan and other interest of $0.1 million. Interest expense was partially offset by interest income of $0.4 million, primarily related to foreign income tax refunds in Europe and interest income on the Company's cash collateral accounts.

    Nine Months

    Interest expense increased $3.4 million, or 23.6%, to $17.7 million for the Nine Months Ended October 4, 2003 from $14.3 million for the Nine Months Ended October 5, 2002. Interest expense for the Nine Months Ended October 4, 2003 included interest on foreign debt for one month of $1.1 million, interest on the Second Lien Notes of $6.7 million, interest on the Senior Notes of $5.8 million, amortization of deferred financing fees of $1.5 million and other interest and fees of $2.6 million. Interest expense for the Nine Months Ended October 5, 2002 included the amortization of deferred financing costs of $7.0 million related to fees and charges on the Amended DIP, $4.5 million related to borrowing on the Amended DIP, interest on foreign debt agreements paid as part of the Plan of $4.9 million and other interest and fees of $0.8 million. These interest expenses were partially offset by $2.9 million of interest income related to tax refunds received by the Company in June 2002 and interest earned on cash balances held in the Company's cash collateral accounts.

INCOME TAXES

    Third Quarter

    Income tax benefit of $1.3 million in the Third Quarter of Fiscal 2003 reflects a benefit of $1.9 million on domestic losses, offset by an income tax expense of $0.5 million. Income tax expense consists of an income tax expense of $2.5 million on foreign earnings offset by an income tax benefit of $2.0 million resulting from a favorable settlement of a foreign tax examination. The provision for income taxes of $2.6 million during the Third Quarter of Fiscal 2002 consists of taxes on foreign earnings. The increase in the valuation allowance resulted from adjustments to the preliminary estimates of the fair value of fixed and intangible assets and to reflect the amount of deferred tax asset that will, more likely than not, be realized. The decrease in the deferred tax asset (established during the first quarter of fiscal 2003 for the utilization of domestic tax losses carried forward for U.S. tax purposes) resulted from a decrease in the Company's domestic taxable income through the Third Quarter of Fiscal 2003. The Company has not provided any tax benefit for domestic and certain foreign losses incurred during the Third Quarter of Fiscal 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

    Nine Months

    The provision for income taxes for the Nine Months Ended October 4, 2003 of $86.6 million reflects accrued income taxes of $0.9 million on domestic earnings and an income tax expense of $8.1 million. Income tax expense consists of $10.1 million on foreign earnings, offset by an income tax benefit of $2.0 million resulting from a favorable settlement of a foreign tax examination, as well as deferred income taxes of $77.6 million related to the increase in asset values recorded as part of the Company's adoption of fresh start reporting. The Company recorded a valuation allowance against the deferred tax assets created in the Nine Months Ended October 4, 2003 as a result of the fresh start adjustments, as well as against domestic and certain foreign net operating losses, to the amount that will, more likely than not, be realized. The provision for income taxes for the Nine Months Ended October 5, 2002 of $49.8 million reflects accrued income taxes of $8.0 million on foreign earnings and an increase in our valuation allowance of $41.8 million associated with impairment losses recorded by the Company in connection with the adoption of SFAS 142.

DISCONTINUED OPERATIONS

    As part of the Company's ongoing restructuring activities, in October 2003, the Company entered into an agreement to sell its ABS business unit for $15 million in cash and the assumption of $2 milion in liabilities. The sale is expected to be finalized in the first quarter of fiscal 2004. In addition, during the Third Quarter of Fiscal 2003, the Company determined that it will not be seeking lease renewals for five Speedo/Authentic Fitness retail stores. The operating lease rental agreements on these stores will expire during the first quarter of 2004.

    ABS and the five Speedo/Authentic Fitness retail stores have been accounted for as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ('SFAS 144'). Accordingly, the results of operations, assets and liabilities of these business units are separately presented in the accompanying consolidated condensed financial statements. Prior to accounting for ABS and the five Speedo/Authentic Fitness retail stores as discontinued operations, the results of operations, assets and liabilities of these business units were included in the results of operations, assets and liabilities of the Sportswear and Swimwear segments, respectively.

    Summarized operating results for the discontinued operations are as follows:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  -------------------------   -------------------------
                                                  OCTOBER 4,    OCTOBER 5,    OCTOBER 4,    OCTOBER 5,
                                                     2003          2002          2003          2002
                                                     ----          ----          ----          ----
                                                                (IN MILLIONS OF DOLLARS)
Net revenues....................................     $ 9.4         $14.9         $29.6         $35.2
                                                     -----         -----         -----         -----
                                                     -----         -----         -----         -----
Loss before provision (benefit) for income
  taxes.........................................      (0.1)          2.6          (0.5)          4.1
Provision for income taxes......................        --            --            --           4.2
                                                     -----         -----         -----         -----
Loss from discontinued operations...............     $(0.1)        $ 2.6         $(0.5)        $(0.1)
                                                     -----         -----         -----         -----
                                                     -----         -----         -----         -----

    Summarized assets and liabilities of the discontinued operations at October 4, 2003 are presented in the consolidated condensed balance sheet as follows:

                                                              OCTOBER 4, 2003
                                                              ---------------
                                                              (IN MILLIONS OF
                                                                  DOLLARS)
Accounts receivable, net....................................       $ 3.7
Inventories, net............................................         3.7
Prepaid expenses and other current assets...................         0.6
Property, plant and equipment, net..........................         1.2
Intangible assets...........................................        13.2
                                                                   -----
    Assets of discontinued operations.......................       $22.4
                                                                   -----
                                                                   -----
Accounts payable............................................       $ 1.5
Accrued liabilities.........................................         0.7
                                                                   -----
Liabilities of discontinued operations......................       $ 2.2
                                                                   -----
                                                                   -----

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    As of January 5, 2002, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately $940.1 million. The Company adopted SFAS 142 effective January 6, 2002. Under the provisions of SFAS 142, goodwill is deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. Intangible assets may be deemed impaired if the carrying amount exceeds the fair value of the assets. The Company engaged an independent third party appraisal firm to assist in its determination of the Company's business enterprise value ('BEV') in connection with the preparation of the Plan. The Company allocated the BEV to its various reporting units and determined that the value of certain of its indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million, net of income tax benefit of $53.5 million, as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002.

CAPITAL RESOURCES AND LIQUIDITY

FINANCING ARRANGEMENTS

    Senior Notes

    On June 12, 2003, Warnaco Inc. ('Warnaco') completed the sale of $210.0 million Senior Notes at par. The Senior Notes mature on June 15, 2013. The Senior Notes bear interest at 8 7/8% payable semi-annually beginning
December 15, 2003. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company's $275.0 million Senior Secured Revolving Credit Facility (the 'Exit Financing Facility') and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to Warnaco. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at October 4, 2003. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7.1 million. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes. The registration rights agreement grants the holders of the Senior Notes certain exchange and registration rights that required the Company to file a registration statement with the SEC within 60 days after the issuance of the Senior Notes. If, within the time periods specified in the registration rights agreement, the Company is unable to complete a registration and exchange of the Senior Notes or, alternatively, cause to be declared effective a shelf registration statement for the resale of the Senior Notes, the Company will be required to pay special interest to the holders of the Senior Notes. Special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of a registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall exceed 1.0% per annum. The Company filed the required registration statement on August 8, 2003. No principal payments prior to the maturity date are required.

    Interest Rate Swap Agreement

    On September 18, 2003, the Company entered into an interest rate swap agreement with respect to the Company's Senior Notes for a total notional amount of $50,000. The swap provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ('LIBOR') plus 4.11% (5.27% at October 4, 2003). As a result of the swap, the weighted average effective interest rate of the Senior Notes was reduced to 8.02% as of October 4, 2003. The swap agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the swap a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of October 4, 2003, the fair value of the swap agreement was a loss of $173, which is offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated condensed statement of operations, as the provisions of the swap match the provisions of the hedged debt.

    Exit Financing Facility

    On the Effective Date, the Company entered into the $275.0 Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.50% (5.50% at October 4, 2003) or at LIBOR plus 2.50% (approximately 3.65% at October 4, 2003). The Company purchases LIBOR contracts when it expects borrowing to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.50%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of October 4, 2003, the Company was in compliance with the covenants of the Exit Financing Facility. Initial borrowings under the Exit Financing Facility on the Effective Date were $39.2 million. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of the domestic subsidiaries of Warnaco and the obligations under such guarantee, together with the Company's obligations under the Exit

Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of October 4, 2003 the Company had repaid all amounts owing under the Exit Financing Facility and had approximately $25.0 million of cash available as collateral against outstanding letters of credit of $60.3 million. At October 4, 2003, the Company had $151.3 million of credit available under the Exit Financing Facility.

    On November 12, 2003, the Company's lenders approved an amendment to the Exit Financing Facility to modify certain definitions and covenants and to permit certain asset sales, permit the use of cash balances to fund acquisitions and allow the Company to repurchase up to $10 million of the Company's outstanding Senior Notes after June 30, 2004.

    Second Lien Notes

    In accordance with the Plan, on the Effective Date, the Company issued $200.9 million Second Lien Notes to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the 'Securities Act'), pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were scheduled to mature on February 4, 2008, subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bore an annual interest rate which was the greater of
(i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contained certain covenants that, among other things, limited investments and asset sales, and prohibited the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes were guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, were secured by a second priority lien on substantially the same assets which secured the Exit Financing Facility. The Second Lien Notes were payable in equal annual installments of $40.2 million beginning in April 2004 through April 2008. Second Lien Note principal payments could only be made if the Company achieved a defined fixed charge coverage ratio and had additional borrowing availability, after the principal payment, of $75 million or more under the Exit Financing Facility.

    On June 12, 2003, the Company repaid all outstanding principal and accrued interest on the Second Lien Notes of $202.9 million with the proceeds from the Company's offering of the Senior Notes.

LIQUIDITY

    The Company emerged from bankruptcy on February 4, 2003. Initial borrowings under the Exit Financing Facility were $39.2 million on February 4, 2003, all of which had been repaid by October 4, 2003. As of October 4, 2003, the Company had $25.0 million of cash available to collateralize $60.3 million of letters of credit outstanding.

    At October 4, 2003, debt had decreased $35.3 million to $211.2 million from $246.5 million at February 4, 2003 (the date the Company emerged from bankruptcy). Cash at October 4, 2003 had increased $23.2 million to $43.9 million from $20.7 million at February 4, 2003. The decrease in debt and increase in cash reflects strong cash flow from operations in the period February 5, 2003 to October 4, 2003.

    During fiscal 2002, the Company operated under the provisions of the Bankruptcy Code, which directly affected its cash flows. Operating under the protection of the Bankruptcy Court, the Company made improvements in its operations and sold certain assets, thereby improving its cash position subsequent to June 11, 2001 through February 4, 2003. The Company was not permitted to pay any pre-petition liabilities without prior approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations. The Company had $2,486 million of pre-petition liabilities outstanding at January 4, 2003, including $349.7 million of trade drafts and

$164.8 million of accounts payable and accrued liabilities. From June 11, 2001 through January 4, 2003, the Company sold certain personal property, certain owned buildings and land and other assets for $36.2 million, including $23.2 million from the sale of inventory associated with its closed outlet retail stores. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowing under the Amended DIP or provide collateral for outstanding trade and stand-by letters of credit. The Amended DIP terminated on February 4, 2003.

    In addition, during the first quarter of fiscal 2002, the Company sold the businesses and substantially all of the assets of GJM and Penhaligon's. The sales of GJM and Penhaligon's generated aggregate net proceeds of $20.5 million and an aggregate net loss of $2.9 million. Proceeds from the sale of GJM and Penhaligon's were used to: (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which were not part of the Chapter 11 Cases ($4.8 million); (ii) reduce amounts outstanding under the Amended DIP ($4.2 million); (iii) create an escrow fund (subsequently returned in June 2002) for the benefit of pre-petition secured lenders ($9.4 million); and (iv) create an escrow fund (subsequently returned to the Company in February
2003) for the benefit of the purchasers of GJM and Penhaligon's for potential indemnification claims and for any working capital valuation adjustments ($1.7 million).

    At October 4, 2003, the Company had working capital of $373.8 million including $43.9 million of cash.

    Since the filing of the Company's Annual Report on Form 10-K for fiscal 2002, other than the financial commitments in connection with the sale of the $210.0 million Senior Notes, there have been no material changes to the Company's financial commitments that may require the use of funds. The Company believes that the credit available under the Exit Financing Facility combined with cash flows to be generated by operations will be sufficient to fund the Company's operating and capital expenditures requirements for at least the next two to four years. If the Company requires additional sources of capital it will consider reducing its capital expenditures, seeking additional financing or selling assets to meet such requirements.

CASH FLOWS

    The following discussion of cash flows includes cash flows for the period January 5, 2003 to February 4, 2003 combined with cash flows for the period February 5, 2003 to October 4, 2003 in order to provide comparison to the Nine Months Ended October 5, 2002. The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Nine Months Ended October 4, 2003 and the Nine Months Ended October 5, 2002:

                                        SUCCESSOR        PREDECCESSOR                        PREDECCESSOR
                                     ----------------   ---------------                     ---------------
                                          PERIOD            PERIOD         COMBINED NINE         NINE
                                     FEBRUARY 5, 2003   JANUARY 5, 2003    MONTHS ENDED      MONTHS ENDED
                                      TO OCTOBER 4,     TO FEBRUARY 4,      OCTOBER 4,        OCTOBER 5,
                                           2003              2003              2003              2002
                                           ----              ----              ----              ----
                                                            (IN MILLIONS OF DOLLARS)
Net cash provided by (used in)
  operating activities.............       $ 75.5            $(24.9)           $  50.6           $ 203.2
Net cash provided by (used in)
  investing activities.............        (11.9)             (0.8)             (12.7)             22.3
Net cash used in financing
  activities.......................        (44.3)            (67.6)            (111.9)           (168.9)
Translation adjustments............          3.9                --                3.9              (0.3)
                                          ------            ------            -------           -------
Increase (decrease) in cash........       $ 23.2            $(93.3)           $ (70.1)          $  56.3
                                          ------            ------            -------           -------
                                          ------            ------            -------           -------

    For the Nine Months Ended October 4, 2003, cash provided by operating activities was $50.6 million compared to $203.2 million in the Nine Months Ended October 5, 2002. Cash provided by operating activities for the Nine Months Ended October 4, 2003 reflects positive net income, improvements in accounts receivable and inventory management partially offset by the seasonal reduction in accounts payable primarily related to the purchase of swimwear inventory. Cash provided by operating activities in the Nine Months Ended October 5, 2002 reflects the disposal of excess and obsolete inventory and the collection of old accounts receivable accomplished as part of the Company's turnaround plan in fiscal 2002 as well as the sale of inventory related to the closing of the Company's domestic outlet retail stores. For the Nine Months Ended October 4, 2003, cash used in investing activities was $12.7 million compared to cash provided from investing activities of $22.3 million in the Nine Months Ended October 5, 2002. During the Nine Months Ended October 4, 2003 cash used in investing activities primarily reflects the purchase of property, plant and equipment. Cash provided by investing activities during the Nine Months Ended October 5, 2002 includes proceeds from the sales of the GJM and Penhaligon's business units of $20.6 million and proceeds from the sale of other assets of $9.8 million partially offset by capital expenditures of $8.1 million.

    Cash used in financing activities for both the Nine Months Ended October 5, 2002 and the Nine Months Ended October 4, 2003 primarily reflects the repayment of amounts outstanding on the Company's revolving credit agreements. Financing activities for the Nine Months Ended October 4, 2003 include the realization of gross proceeds of $210.0 million from the issuance of the Senior Notes in June 2003 offset by the repayment of the principal balance of the Second Lien Notes of $200.9 million, and the payment of underwriting and professional fees associated with the issuance of the Senior Notes of approximately $7.1 million. Cash used in financing activities for the period January 5, 2003 to February 4, 2003 includes the payment of outstanding amounts on certain foreign debt agreements of $106.1 million in connection with the Company's emergence from bankruptcy on February 4, 2003 partially offset by initial borrowings of $39.2 million under the Exit Financing Facility.

    As of October 4, 2003, the Company had repaid all amounts outstanding under the Exit Financing Facility and had approximately $25.0 million of cash available as collateral against outstanding letters of credit of $60.3 million. Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

    Pursuant to the terms of the Plan, the Company distributed $106.1 million of cash to its pre-petition secured creditors on February 4, 2003. The source of the cash distribution was excess cash on hand of $75.5 million and borrowing of $39.2 million under the Exit Financing Facility. The Company also made $8.6 million of cash distributions for various administrative claims and expenses, including bank fees associated with the Exit Financing Facility.

NEW ACCOUNTING STANDARDS

    In November 2002, the Financial Accounting Standards Board (the 'FASB') issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
('FIN 45'). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that the Company has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ('SFAS 149'). FASB Statements
No. 133, Accounting for Derivative Instruments and Hedging Activities
('SFAS 133') and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as 'derivatives') and for hedging activities.
SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91, Accounting for Nonrefundable Fees and Costs

Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial statements.

    During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ('SFAS 150'). SFAS 150 clarifies the accounting for certain financial instruments that could previously be accounted for as equity. SFAS 150 requires those instruments be classified as liabilities in statements of financial position and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial statements.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

    This Quarterly Report may contain 'forward-looking statements' within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including general economic conditions affecting the apparel industry, changing fashion trends, pricing pressures which may cause the Company to lower its prices, increases in the prices of raw materials the Company uses, changing international trade regulation and elimination of quotas on imports of textiles and apparel, the Company's history of losses, the changes in the Company's senior management team, the Company's ability to protect its intellectual property rights, the Company's dependency on a limited number of customers, the Company's dependency on the reputation of its brand names, the Company's exposure to conditions in overseas markets, the competition in the Company's markets, the Company's recent emergence from bankruptcy, the comparability of financial statements for periods before and after the Company's adoption of fresh start accounting, the Company's history of insufficient disclosure controls and procedures and internal controls and restated financial statements, the Company's future plans concerning guidance regarding its results of operations, the effect of the SEC's investigation, the effect of local laws and regulations, shortages of supply of sourced goods or interruptions in the Company's manufacturing the Company's level of debt, the Company's ability to obtain additional financing, the restrictions on the Company's operations imposed by the Exit Financing Facility and the indenture governing the Senior Notes and the Company's ability to service its debt. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words 'believe,' 'anticipate,' 'expect,' 'estimate,' 'project,' 'will be,' 'will continue,' 'will likely result,' or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of its stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Prior to the Petition Date, the Company selectively used financial instruments to manage these risks.

INTEREST RATE RISK

    The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. As of October 4, 2003, the Company did not have any borrowings outstanding under the Exit Financing Facility, however, if the initial borrowing of $39.2 million at February 4, 2003 had been outstanding for the entire Third Quarter and Nine Months Ended October 4, 2003, a hypothetical adverse change in interest rates of 100 basis points as of February 4, 2003 (i.e., an increase from the Company's actual interest rate of 3.65% at October 4, 2003 to 4.65%) would have resulted in an increase of approximately $0.1 million and $0.3 million in interest expense for the Third Quarter and Nine Months Ended October 4, 2003, respectively. A 1% change in interest rates would not have had any effect on interest related to the Second Lien Notes or the Senior Notes, as the minimum interest rate on the Second Lien Notes was significantly higher than current variable interest rate plus the applicable margin and the interest rate on the Senior Notes is fixed. See Note 16 of Notes to Consolidated Condensed Financial Statements.

    In September 2003 the Company entered into an interest rate swap, effectively converting $50 million of its fixed rate Senior Notes to variable rate debt. By entering into the swap agreement the Company agreed to exchange the difference between the fixed and variable interest rates on the $50 million notional amount semi-annually. The interest rate swap outstanding on October 4, 2003 meets the requirements of SFAS 133 as a fair value hedge of an aggregate principal amount of $50 million of the Company's outstanding Senior Notes. Accordingly, gains and losses arising from the swap are completely offset against gains or losses on the Senior Notes. The fair value loss on the interest rate swap on October 3, 2003 was $0.2 million based on quoted market prices. The swap expires in June 2013. A hypothetical adverse change in interest rates of 100 basis points as of October 4, 2003 (i.e., an increase from the Company's actual interest rate of 5.27% to 6.27%) would result in an increase in interest expense of $0.5 million, on an annualized basis, related to the notional amount of $50 million.

FOREIGN EXCHANGE RISK

    The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the Euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of October 4, 2003, the Company had no such financial instruments outstanding.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements Note 21 -- 'Legal Matters.'

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
              (incorporated herein by reference to Exhibit 4.5 to The
              Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*

EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------   ----------------------
   10.1       Letter Agreement, dated as of September 11, 2003, by and
              between The Warnaco Group, Inc. and Lawrence R. Rutkowski
              (incorporated herein by reference to Exhibit 10.36 to
              Amendment No. 1 to the Registration Statement on Form S-4
              (File No. 333-107788) filed by The Warnaco Group, Inc. on
              October 30, 2003).*

   10.2 License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The
              Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and
              Warnaco of Canada Company.'D'#

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

    On September 15, 2003, the Company filed a Current Report on Form 8-K dated September 15, 2003. The Report on Form 8-K reported at Item 5 that the Company issued a press release announcing that it had named Lawrence Rutkowski as Senior Vice President and Chief Financial Officer.

    On September 22, 2003, the Company filed a Current Report on Form 8-K dated September 22, 2003. The Report on Form 8-K reported at Item 9 that the Company issued a press release announcing it had amended its existing license agreement with Polo/Ralph Lauren Corporation for the Chaps line of men's sportswear.

    On November 12, 2003, the Company filed a Current Report on Form 8-K dated November 12, 2003. The Report on Form 8-K reported at Item 12 that the Company issued a press release announcing its financial results for the third quarter and year-to-date period ended October 4, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE WARNACO GROUP, INC.

Date: November 18, 2003                                    /s/ JOSEPH R. GROMEK
                                               .............................................
                                                             JOSEPH R. GROMEK
                                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 18, 2003                                  /s/ LAWRENCE R. RUTKOWSKI
                                               .............................................
                                                           LAWRENCE R. RUTKOWSKI
                                                         SENIOR VICE PRESIDENT AND
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

   10.1 Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski
              (incorporated herein by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4
              (File No. 333-107788) filed by The Warnaco Group, Inc. on
              October 30, 2003).*

   10.2 License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The
              Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and
              Warnaco of Canada Company.'D'#

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

                             STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................. 'TM'
The registered trademark symbol shall be expressed as......................  'c'
The section symbol shall be expressed as................................... 'SS'
The dagger symbol shall be expressed as....................................  'D'