Form 10-K
period 2004-01-03
WARNACO GROUP INC /DE/
filed 2004-03-18
CIK 801351

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-10857

THE WARNACO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4032739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Avenue
New York, New York 10018
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 287-8000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

As of July 3, 2003 the aggregate market value of the registrant's common equity held by non-affiliates was $601,661,421, based upon the last sale price reported for such date on the NASDAQ National Market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 8, 2004: 45,722,210.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the fiscal 2003 year-end.

THE WARNACO GROUP, INC.
2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Introduction

The Warnaco Group, Inc. ("Warnaco"), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the "Company"), believes it is one of the world's leading apparel companies. The Company designs, sources, manufactures and markets a broad line of intimate apparel, sportswear and swimwear worldwide. The Company sells its products under several highly recognized brand names, including Warner's®, Olga®, Calvin Klein®, Speedo®, Chaps®, Nautica® and Lejaby®.

The Company operates on a fiscal year basis. References in this Annual Report on Form 10-K to the "Predecessor" refer to the Company prior to February 4, 2003 (the date the Company emerged from bankruptcy). References to the "Successor" refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting. References in this Form 10-K to "Fiscal 2003" refer to operations for the twelve months ended January 3, 2004, comprising operations of the Predecessor for the period January 5, 2003 to February 4, 2003 combined with the operations of the Successor for the period February 5, 2003 to January 3, 2004. The Company's previous four fiscal years ended on January 4, 2003 ("Fiscal 2002"), January 5, 2002 ("Fiscal 2001"), December 30, 2000 ("Fiscal 2000") and January 1, 2000 ("Fiscal 1999").

The Company's products are distributed domestically and internationally, primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandisers, including such leading retailers as Macy's and other units of Federated Department Stores, The May Department Stores, J.C. Penney, Kohl's, Sears, Target and Wal-Mart. The Company also operates over 30 retail stores throughout the world. In Fiscal 2003, approximately 75% of the Company's net revenues were generated from domestic sales and approximately 25% were generated from international sales.

The Company owns and licenses a portfolio of highly recognized brand names. As described below, the majority of trademarks used by the Company are either owned or licensed in perpetuity and have generated approximately 69% of its revenues during Fiscal 2003. Brand names the Company licenses for a term generated approximately 31% of its revenues during Fiscal 2003. The Company's core brands have been established in their respective markets for extended periods and have attained a high level of consumer awareness.

The following table sets forth the Company's trademarks and licenses as of March 5, 2004:

Owned Trademarks (a)

Warner's	Sunset Beach®
Olga	Catalina®(b)
Body Nancy GanzTM/Bodyslimmers®	Sandcastle®
Lejaby	Cole of California®
Lejaby Rose®
Rasurel®
Calvin Klein (beneficially owned for men's and women's underwear, loungewear and sleepwear)

Trademarks Licensed in Perpetuity

Trademark	Territory
Speedo/Speedo Authentic Fitness®(c)	United States, Canada, Mexico, Caribbean
Anne Cole® (for swimwear and sportswear)(d)	Worldwide

Trademarks Licensed for a Term

Trademark	Territory	Expires (k)
Calvin Klein (for jeans and jeans-related products)(e)	North, South and Central America	12/31/2044
Chaps (for men's sportswear)(f)	United States, Canada, Mexico	12/31/2018
Nautica (for women's swimwear, beachwear and accessories)(g)	United States, Canada, Mexico, Caribbean	6/30/2009
Lifeguard® (for swimwear and related products)(h)	Worldwide	6/30/2030
Calvin Klein (for women's and juniors swimwear)(i)	Worldwide	12/31/2013
JLO by Jennifer Lopez® (j)	Worldwide	12/31/2013

(a)	In December 2003, the Company sold its White Stag® trademarks to Wal-Mart Stores, Inc. In November 2003, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz® ("ABS") business unit, including the unit's related trademarks. The sale of ABS was completed on January 30, 2004.
(b)	Licensed to Wal-Mart Stores, Inc. for sportswear through December 31, 2005. The Company also sells swimwear wholesale to Wal-Mart Stores, Inc. using the Catalina trademark.
(c)	Licensed in perpetuity from Speedo International, Ltd. ("SIL").
(d)	Licensed in perpetuity from Anne Cole and Anne Cole Design Studio.
(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term (subject to compliance with certain terms and conditions).
(f)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo. Products bearing the previous form of the licensed mark, Chaps Ralph Lauren®, may be sold by the Company through December 31, 2004.
(g)	License executed in March 2003. Expiration date reflects a renewal option which permits the Company to extend for an additional two years (subject to compliance with certain terms and conditions).
(h)	Expiration date reflects four renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).
(i)	License term deemed to commence as of January 2004. Expiration date reflects a renewal option which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).
(j)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).
(k)	Assumes exercise of renewal option(s).

The Company relies on its highly recognized brand names to appeal to a broad range of consumers. The Company designs products across a wide range of price points and strives to meet the needs and shopping preferences of male and female consumers across a broad age spectrum. The Company believes that its ability to serve multiple domestic and international distribution channels with a diversified portfolio of products under widely recognized brand names at varying price points distinguishes it from many of its competitors and reduces its reliance on any single distribution channel, product, brand or price point.

Business Strategy

The Company's strategy is to capitalize on its portfolio of highly recognized brands, conservative capital structure and operating efficiency and discipline to provide consistent revenue and earnings growth. Principal elements of this strategy are the following:

Maintaining Operating Discipline with a Focus on Consumer Demand

The Company believes that one of the keys to improving its operating performance is improving its operating discipline. The Company intends to continue to:

•	Reduce inefficiencies by sourcing, manufacturing and selling only quantities of goods to retailers that retailers are likely to sell, and by monitoring the performance of its products at the retail level, thereby improving performance by minimizing retailers' requests for sales discounts, returns and allowances; and

•	Conduct monthly operating reviews of its business groups, including reviews monitoring purchasing and production levels, key retailer sell-through and inventory positions, excess and obsolete inventory and the collection of accounts receivable.

The Company believes that this operating discipline has contributed to an improvement in its gross margin from 16.9% in Fiscal 2001 to 29.1% in Fiscal 2002. Gross margin for the period January 5, 2003 to February 4, 2003 and the period February 5, 2003 to January 3, 2004 was 39.6% and 31.8%, respectively.

Further Improving Its Cost Structure

Since December 2001, the Company has improved its operating margins and cost structure by consolidating manufacturing and distribution operations, reducing selling, general and administrative costs and actively seeking the most efficient sources of production. The Company intends to continue to:

•	Identify more efficient manufacturing operations and improved product sourcing; and

•	Enhance its infrastructure and flexible supply chain, including the expanded use of lower cost third party suppliers, particularly in its Intimate Apparel Group.

Fostering Organic Growth within Its Operating Units

The Company relies on its portfolio of highly recognized brand names to appeal to male and female consumers in various age groups at varying price points. The Company believes that the quality, strength and diversity of its brand portfolio enhances its ability to achieve organic growth. The Company intends to continue to:

•	Introduce new products and product extensions;

•	Enter new channels of distribution;

•	Expand the international distribution of its brands; and

•	Improve the superior design of its products.

Capitalizing on Licensing and Sublicensing Opportunities

The Company intends to expand its business and enhance its profitability by licensing additional brands to complement its current product portfolio. For example, the Company recently entered into an exclusive worldwide license agreement with Sweetface Fashion Company, LLC, under which the Company will source, distribute and sell women's and junior's panties, bras, shapewear, sleepwear, loungewear and daywear bearing the JLO by Jennifer Lopez brand name. The Company also intends to seek to license or sublicense its existing brands in certain non-core categories.

Pursuing Potential Strategic Acquisitions to Complement Its Existing Brand Portfolio

The Company believes that attractive opportunities may exist to increase revenues and earnings in its core operating units with acquisitions of complementary product lines and businesses. The

Company intends to pursue these opportunities, in a disciplined manner, to the extent that they become available. As part of the active management of the Company's brands, it will also continue to assess its existing brand portfolio and may choose to rationalize certain assets.

Business Groups

Through Fiscal 2001, the Company operated the: (i) Intimate Apparel Group; (ii) Sportswear and Swimwear Group; and (iii) Retail Stores Group. Commencing in Fiscal 2002, the Company operated the: (i) Intimate Apparel Group; (ii) Sportswear Group; (iii) Swimwear Group; and (iv) Retail Stores Group. The Sportswear and Swimwear Groups (previously combined as the Sportswear and Swimwear Group) were separated in Fiscal 2002 to reflect the manner in which the Company evaluated its business. Beginning in Fiscal 2003, the Company operated in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group. Because the Company has closed more than 200 retail stores in the last three years, retail stores no longer represent a material portion of the Company's net revenues. Accordingly, the operations of the Company's remaining retail stores have been combined both on a functional and reporting basis with the operations of the Company's three wholesale business Groups. Certain financial information contained in this Annual Report on Form 10-K relating to fiscal periods prior to Fiscal 2003 has been reclassified to correspond with the Company's revised reporting and current segment presentation.

The Company believes that in evaluating its business and operating results it is important to consider the effect of depreciation and amortization on the Company's results for the last three years. Since June 11, 2001, the date the Company filed for bankruptcy, the Company has sold assets, written down impaired assets, recorded a transitional impairment adjustment for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Business Combinations ("SFAS 142"), stopped amortizing certain intangible assets that were previously amortized and revalued its assets upon its emergence from bankruptcy on February 4, 2003. As a result, depreciation and amortization expense in Fiscal 2003, excluding amortization of the sales order backlog in Fiscal 2003, has decreased by approximately $17.3 million compared to Fiscal 2002 and by approximately $50.7 million compared to Fiscal 2001.

The following table sets forth, for each of the last three fiscal years, net revenues and operating income (loss) for each of the Company's business groups and for the Company on a consolidated basis. The Company does not allocate interest expense, income taxes, amortization of intangible assets and deferred financing costs, corporate overhead (including depreciation of corporate assets), reorganization items or impairment charges to its business groups:

	Successor		Predecessor
	For the Period February 5, 2003 to January 3, 2004		For the Period January 5, 2003 to February 4, 2003		Fiscal 2002		Fiscal 2001
			(in thousands of dollars)
		% of Total		% of Total		% of Total		% of Total
Net revenues:
Intimate Apparel Group	$537,507	42.5%	$35,306	32.1%	$614,155	43.6%	$718,695	45.4%
Sportswear Group	402,682	31.9%	37,834	34.3%	483,461	34.3%	547,234	34.6%
Swimwear Group	324,060	25.6%	37,032	33.6%	310,626	22.1%	316,927	20.0%
	$1,264,249	100.0%	$110,172	100.0%	$1,408,242	100.0%	$1,582,856	100.0%

	Successor		Predecessor
	For the Period February 5, 2003 to January 3, 2004		For the Period January 5, 2003 to February 4, 2003		Fiscal 2002		Fiscal 2001
			(in thousands of dollars)
		% of Net Revenues		% of Net Revenues		% of Net Revenues		% of Net Revenues
Operating income (loss):
Intimate Apparel Group	$58,771	4.6%	$2,462	2.2%	$47,078	3.3%	$(102,040)	-6.4%
Sportswear Group	32,131	2.5%	5,751	5.2%	20,185	1.4%	(9,096)	-0.6%
Swimwear Group	52,144	4.1%	8,895	8.1%	30,036	2.1%	(9,537)	-0.6%
Group operating income (loss)	143,046	11.3%	17,108	15.5%	97,299	6.9%	(120,673)	-7.6%
Unallocated corporate expenses	(73,758)	-5.8%	(6,427)	-5.8%	(67,230)	-4.8%	(156,217)	-9.9%
Impairment charge	—	—	—	—	—	—	(64,969)	-4.1%
Restructuring / reorganization items	(19,101)	-1.5%	(29,805)	-27.1%	(114,495)	-8.1%	(171,898)	-10.9%
Operating income (loss)	$50,187	4.0%	$(19,124)	-17.4%	$(84,426)	-6.0%	$(513,757)	-32.5%

Intimate Apparel Group

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear. The Intimate Apparel Group also directly operates over 30 retail stores. Net revenues of the Intimate Apparel Group accounted for approximately 42% of the Company's net revenues in Fiscal 2003.

The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company's design team strives to design products of a price, quality, fashion and style that meet its customers' demands.

The following table sets forth the Intimate Apparel Group's brand names and the apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Warner's	Upper moderate to better	Women's intimate apparel
Olga	Better	Women's intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women's intimate apparel
Calvin Klein	Better to premium	Women's intimate apparel and men's underwear and loungewear
Lejaby/Rasurel	Better to premium	Women's intimate apparel and swimwear
Lejaby Rose	Better to premium	Women's intimate apparel
JLO by Jennifer Lopez	Better to premium	Women's intimate apparel

According to The NPD Group ("NPD"), a market research firm, in 2003, the Warner's and Olga brands were the second and third leading sellers, respectively, of women's bras and the sixth and tenth leading sellers, respectively, of women's panties in U.S. department stores participating in the survey. According to NPD, Calvin Klein men's underwear was the number two selling brand of men's underwear in 2003 in U.S. department stores participating in the survey.

The Warner's, Olga and Lejaby lines consist primarily of bras, panties, daywear and sleepwear. The Calvin Klein women's lines consist primarily of women's underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men's lines consist primarily of men's underwear, briefs, boxers, T-shirts, loungewear and sleepwear. The Body Nancy Ganz/Bodyslimmers line is primarily a shapewear line. The Rasurel lines consist primarily of swimwear sold in Europe. In November 2003, the Company entered into a license agreement with Sweetface Fashion Company, LLC for the sourcing, distribution, advertising, marketing and sale of JLO by Jennifer Lopez lingerie.

The Company's Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores and, to a lesser extent, specialty stores.

The following table sets forth the Intimate Apparel Group's principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores, The May Company and Saks Inc.	Warner's, Olga, Body Nancy Ganz/Bodyslimmers, JLO by Jennifer Lopez (a), Lejaby and Calvin Klein underwear
Independent Retailers	Nordstrom, Dillard's, Neiman Marcus and Belk	Warner's, Olga, Body Nancy Ganz/Bodyslimmers, JLO by Jennifer Lopez (a), Lejaby and Calvin Klein underwear
Chain Stores	J.C. Penney, Kohl's and Sears	Warner's, Olga, Body Nancy Ganz/Bodyslimmers and private label
Membership Clubs	Costco, Sam's Club and BJ's	Warner's, Olga and Body Nancy Ganz/Bodyslimmers
Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart	Warner's, Olga, Body Nancy Ganz/Bodyslimmers, Calvin Klein underwear and Lejaby
Mexico	Wal-Mart, Sears, Liverpool and Palacio de Hierro	Warner's, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein underwear
Europe	Harrods, House of Fraser, Galeries Lafayette, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	Warner's, Body Nancy Ganz/Bodyslimmers, Lejaby, Rasurel and Calvin Klein underwear
Asia	Distributors	Calvin Klein underwear

(a)	Initial shipments of JLO by Jennifer Lopez lingerie are scheduled for July 2004.

The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (spring, fall and holiday). Its revenues are generally consistent throughout the year, with 48.6%, 50.6% and 45.3% of the Intimate Apparel Group's net revenues recorded in the first half of Fiscal 2003, 2002 and 2001, respectively.

The Intimate Apparel Group has operations in the Americas (United States, Canada and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China and Japan). In January 2004, the Company sold its intimate apparel production facility in Honduras. In the first quarter of fiscal 2004, the Company sold its intimate apparel production facility located in San Luis, Mexico. During the fourth quarter of Fiscal 2003, the Company announced its intention to rationalize its Warner's Europe operations through a sale of that business. For Fiscal 2003, the Warner's Europe operations generated net revenues of $14.5 million (approximately 1% of total Company net revenues) and a loss of $9.5 million including restructuring related charges.

The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Successor		Predecessor
	For the Period February 5, 2003 to January 3, 2004		For the Period January 5, 2003 to February 4, 2003		Fiscal 2002		Fiscal 2001
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
			(in thousands of dollars)
Net revenues:
United States	$281,351	52.3%	$14,304	40.5%	$370,857	60.4%	$480,167	66.8%
International	256,156	47.7%	21,002	59.5%	243,298	39.6%	238,528	33.2%
	$537,507	100.0%	$35,306	100.0%	$614,155	100.0%	$718,695	100.0%

The Company's Warner's, Olga, and Body Nancy Ganz/Bodyslimmers products are sourced from third parties. Lejaby products are either manufactured in the Company's facilities in France or sourced from third parties located in Morocco and Tunisia. The Company expects to purchase 100% of its Warner's, Olga, Body Nancy Ganz/Bodyslimmers and JLO by Jennifer Lopez products from third party contractors during 2004, which the Company expects will result in significant cost savings. Calvin Klein underwear products are sourced primarily from third parties located in Asia. Sourcing allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by suppliers to ensure that they meet its quality and production standards.

As part of the Company's overall business strategy, the Intimate Apparel Group has developed the following specific strategic initiatives:

•	Further improving the cost structure of the Intimate Apparel Group and reducing its manufacturing and product acquisition cost by:

•	Strategically utilizing suppliers. The Company intends to use suppliers to provide the Intimate Apparel Group with greater flexibility in aligning its manufacturing capacity with the changing demands of its customers and reduce the Intimate Apparel Group's manufacturing and product acquisition costs.

•	Consolidating distribution facilities in Canada. The Company is in the process of consolidating its distribution facilities in Canada to reduce selling and distribution costs. The process is expected to be substantially completed by the end of the first quarter of fiscal 2004.

•	Fostering organic growth of existing businesses by:

•	Expanding distribution of products outside existing geographic territories. For example, the Company introduced the Lejaby Rose label, a brand extension of its Lejaby brand, in the United States. Initial shipments of Lejaby Rose products are scheduled for March 2004.

•	Increasing penetration of Calvin Klein men's and women's underwear brands in Europe, South America and Asia. For example, in Fiscal 2003, the Company signed new distribution agreements with third parties in Korea, Malaysia and Singapore.

•	Capitalizing on licensing and sublicensing opportunities. For example, the Company recently entered into a license agreement with Sweetface Fashion Company, LLC for JLO by Jennifer Lopez lingerie. Initial shipments of JLO by Jennifer Lopez lingerie are scheduled for July 2004.

    Sportswear Group

The Sportswear Group designs, sources and markets mass market to premium priced men's and women's sportswear. Net revenues of the Sportswear Group accounted for 32% of the Company's net revenues in Fiscal 2003. The following table sets forth the Sportswear Group's brand names and their apparel price ranges and types:

Brand Name (a)	Price Range	Type of Apparel
Calvin Klein	Better to premium	Men's, women's, junior's and children's designer jeanswear
Chaps	Upper moderate	Men's knit and woven sport shirts, sweaters, outerwear, sportswear and bottoms
Catalina (b)	Mass market	Men's and women's sportswear

(a)	In December 2003, the Company sold its White Stag trademarks to Wal-Mart Stores, Inc. for $28.7 million. In January 2004, the Company sold its ABS business unit, including the related trademarks, for $15 million plus the assumption of $2 million of liabilities.

(b)	Licensed to Wal-Mart Stores, Inc. for sportswear through December 31, 2005.

The Calvin Klein line includes men's and women's jeans and jeans-related products, including khakis, knit and woven tops and shirts. The Company renegotiated the term of its Calvin Klein jeans license in the second quarter of Fiscal 2003, providing the Company with greater control over the design and product development calendar. The Company expects that this increased flexibility will allow it to better service retailers and improve the sell-through of regular price merchandise.

Chaps is a main-floor brand, offering a moderately priced men's sportswear line providing a more casual product offering to the consumer. During Fiscal 2003, the Company negotiated the amendment and extension of the Chaps license through 2018, assuming the exercise of renewal options and compliance with certain conditions. The renegotiated license gives the Company an opportunity to extend the brand in terms of both product and distribution channels. Products bearing the previous form of the licensed mark, Chaps Ralph Lauren, may be sold by the Company through December 31, 2004.

Catalina is a women's mass market sportswear line with a full range of products. The Catalina line includes women's sportswear, including tops, bottoms and activewear. The Company designs products under the Catalina brand name and receives royalty payments from Wal-Mart Stores, Inc. In addition, pursuant to the White Stag sales agreement described in footnote (a) to the table above, the Company will continue to design the White Stag women's sportswear line for a design fee to be paid by Wal-Mart Stores, Inc.

The Sportswear Group's products are distributed primarily through department stores, independent retailers, membership clubs and mass merchandisers and, to a lesser extent, specialty stores.

The following table sets forth the Sportswear Group's principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores, The May Company and Saks Inc.	Calvin Klein jeans and Chaps
Independent Retailers	Nordstrom, Dillard's and Belk	Calvin Klein jeans and Chaps
Other	Military	Calvin Klein jeans and Chaps
Membership Clubs	Costco and Sam's Club	Calvin Klein jeans
Mass Merchandisers	Wal-Mart	Catalina (licensed)
Canada	Hudson Bay Company and Sears	Calvin Klein jeans and Chaps
Mexico	Wal-Mart, Sears, Liverpool and Palacio de Hierro	Calvin Klein jeans and Chaps

The Sportswear Group generally markets its products for four retail selling seasons (spring, summer, fall and holiday).    New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The Sportswear Group recorded 47.9%, 45.0% and 44.6% of its net revenues in the first half of Fiscal 2003, 2002 and 2001, respectively.

The Sportswear Group has operations in the United States, Canada and Mexico.

The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Successor		Predecessor
	For the Period February 5, 2003 to January 3, 2004		For the Period January 5, 2003 to February 4, 2003		Fiscal 2002		Fiscal 2001
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
			(in thousands of dollars)
Net revenues:
United States	$355,348	88.2%	$33,181	87.7%	$430,111	89.0%	$486,313	88.9%
International	47,334	11.8%	4,653	12.3%	53,350	11.0%	60,921	11.1%
	$402,682	100.0%	$37,834	100.0%	$483,461	100.0%	$547,234	100.0%

The Sportswear Group's products are entirely sourced from third party suppliers in the United States, Canada, Mexico, South Africa and Asia.

As part of the Company's overall business strategies, the Sportswear Group has implemented the following specific strategic initiatives:

•	Reducing selling and distribution costs. During the fourth quarter of Fiscal 2003, the Company consolidated the distribution and logistics of its Calvin Klein jeans operation into its primary distribution facility in Duncansville, Pennsylvania. These services were previously provided by a third party.

•	Fostering organic growth of the Sportswear Group's business by:

•	Capitalizing on sublicensing opportunities. For example, the Company entered into an agreement to sublicense the right to sell Calvin Klein children's jeans in the United States, Canada, Mexico and certain countries in Central and South America.

    Swimwear Group

The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products. At the beginning of Fiscal 2003, the Swimwear Group operated 45 full price Speedo Authentic Fitness retail stores (including one online store). During Fiscal 2003, the Company announced its decision to close these retail stores, except for its online store. Net revenues of the Swimwear Group accounted for 26% of the Company's net revenues in Fiscal 2003.

The following table sets forth the Swimwear Group's significant brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Speedo	Better	Men's and women's competitive
swimwear, competitive and non-
competitive swim accessories,
men's swimwear and coordinating
T-shirts, women's fitness swimwear,
fashion swimwear and activewear and
children's swimwear
Anne Cole	Better to premium	Women's swimwear
Cole of California	Upper moderate to better	Women's swimwear
Catalina	Mass market	Women's, junior's and girls' swimwear
Lifeguard	Upper moderate to better	Men's and women's swimwear and related products
Nautica	Upper moderate to better	Women's, junior's and girls' swimwear, beachwear and accessories
Calvin Klein (a)	Better to premium	Women's and junior's swimwear

(a)	The launch of the Calvin Klein swimwear line has been scheduled for the second half of fiscal 2004 in Europe and fiscal 2005 in the United States.

The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world and innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. For example, in March 2004, Speedo introduced the next generation of its Fastskin® suit (the "FS II")(developed by the Swimwear Group and its licensor, SIL). Based on data compiled by the Company's Swimwear Group, the Company believes that 89% of the 2003 United States individual swimming national champions raced in Fastskin suits. Speedo competitive swimwear is primarily distributed through chain stores, the internet, sporting goods stores, team dealers and swim specialty shops. Competitive swimwear accounted for approximately 11.4% of the Swimwear Group's net revenues in Fiscal 2003.

The Company capitalizes on this image in marketing its Speedo brand fitness and fashion swimwear for both men and women by incorporating performance elements in these more fashion oriented products. Speedo fitness and fashion swimwear, Speedo swimwear for children and Speedo active apparel are distributed in the United States, Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, the internet and membership clubs. Speedo fashion swimwear, active apparel and related products accounted for approximately 40.1% of the Swimwear Group's net revenues in Fiscal 2003.

Speedo accessories, including swim goggles, footwear, water-based fitness products, water toys, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately 16.2% of the Swimwear Group's net revenues in Fiscal 2003.

The Swimwear Group's Designer Swimwear business unit designs, sources, manufactures and sells a broad range of fashion swimwear and beachwear for girls, juniors and women. Designer Swimwear products are distributed through many channels of distribution in the United States, Mexico and Canada, including department stores, independent retailers, chain stores, membership clubs, mass merchandisers and swim specialty shops. Designer Swimwear accounted for approximately 32.3% of the Swimwear Group's net revenues in Fiscal 2003.

The following table sets forth the Swimwear Group's principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores, The May Company, Saks Inc.	Speedo swimwear and accessories, Anne Cole, Cole of California, Sandcastle and Nautica
Independent Retailers	Nordstrom, Dillard's, Neiman Marcus and Belk	Anne Cole, Speedo swimwear and Nautica swimwear
Chain Stores	J. C. Penney, Kohl's and Sears	Speedo swimwear and accessories
Other	Military, Victoria's Secret Catalog and The Sports Authority	Speedo swimwear and accessories, Anne Cole, Nautica and private label
Membership Clubs	Costco and Sam's Club	Speedo swimwear, active apparel and accessories
Mass Merchandisers	Wal-Mart and Target	Catalina (wholesale basis), private label and Speedo accessories
Canada	Hudson Bay Company and Sears	Speedo swimwear and accessories, Nautica and Anne Cole
Mexico	Wal-Mart, Sears and Liverpool	Speedo swimwear and accessories, Nautica and Anne Cole

The Swimwear Group generally markets its products for three retail selling seasons (cruise, spring and summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 70.3%, 70.9% and 78.1% of the Swimwear Group's net revenues were recorded in the first half of Fiscal 2003, 2002 and 2001, respectively. During Fiscal 2003, net revenues in the Swimwear division increased 16.2% compared to Fiscal 2002, and operating margin increased to 16.9% in Fiscal 2003 from 9.7% in Fiscal 2002.

The Swimwear Group has operations in the United States, Mexico and Canada.

The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Successor		Predecessor
	For the Period February 5, 2003 to January 3, 2004		For the Period January 5, 2003 to February 4, 2003		Fiscal 2002		Fiscal 2001
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
			(in thousands of dollars)
Net revenues:
United States	$309,590	95.5%	$35,390	95.6%	$295,675	95.2%	$300,868	94.9%
International	14,470	4.5%	1,642	4.4%	14,951	4.8%	16,059	5.1%
	$324,060	100.0%	$37,032	100.0%	$310,626	100.0%	$316,927	100.0%

The Swimwear Group's products are both manufactured in the Company's facilities in Mexico and Canada and purchased from third party contractors primarily in the United States, Mexico, Europe and Asia.

As part of the Company's overall business strategy, the Swimwear Group has developed the following specific strategic initiatives:

•	Improving cost structure by reducing its manufacturing and product acquisition cost. The Swimwear Group intends to reduce manufacturing costs through more efficient plant capacity utilization, further cost cutting initiatives and enhancements to its manufacturing planning and material requirements planning systems.

•	Fostering organic growth of the Swimwear Group's business by:

•	Expanding distribution channels for its existing products to new customers and in new retail segments. The Swimwear Group seeks to market Speedo accessories (such as swim goggles and water toys for children) in grocery and drug store chains, market electronic products (such as Speedo timing watches and underwater radios) in electronics stores and expand department store, specialty store and mass merchandiser distribution of fashion swimwear lines.

•	Developing new products. The Company believes that the Speedo brand can be further expanded to move Speedo "out of the water" through product offerings in classifications such as fitness-related activewear and fitness apparel. In addition, a line of Speedo underwear is currently being developed.

•	Entering into new licensing agreements. In March 2003, the Company entered into a license agreement with Nautica to manufacture, distribute and sell women's fashion swimwear. The Nautica brand adds to the Company's fashion swimwear product portfolio. The Company is currently finalizing a license to sell merchandise bearing the Olympic logo in order to capitalize on the visibility of the Speedo brand during the 2004 Summer Olympic Games.

•	Capitalizing on sublicensing opportunities. The Company believes that the Speedo brand offers opportunities for sublicenses that may generate royalty income. For example, the Swimwear Group recently entered into a sublicense for the manufacture, marketing and sale of Speedo performance water under a sublicense with Fuze Beverages. In addition, the Company previously entered into a sublicense with Riviera Trading Inc. for the distribution of sunglasses under the Speedo brand.

Customers

The Company's products are widely distributed to department and specialty stores, independent retailers, chain stores, membership clubs and mass merchandise stores in North America, Asia and

Europe. One customer, Wal-Mart Stores, Inc., accounted for approximately 10.5% of the Company's net revenues in Fiscal 2003. In Fiscal 2002, one customer, Federated Department Stores, accounted for approximately 10.5% of the Company's net revenues.

The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company utilizes focus groups, market research and in-house and licensor design staffs to align its brands with the preferences of consumers. The Company believes that this strategy reduces its reliance on any single distribution channel and allows it to market products with designs and features that appeal to a wide range of consumers at varying price points.

Advertising and Promotion

The Company devotes significant resources to advertising and promoting its various brands to increase awareness of its products with retail consumers and, consequently, to increase consumer demand.

Total advertising and promotion (including cooperative advertising programs) expense was $73.8 million, or 5.4% of net revenues, in Fiscal 2003 compared with $105.7 million, or 7.5% of net revenues, in Fiscal 2002 and $136.2 million, or 8.6% of net revenues, in Fiscal 2001. The Company focuses its advertising and promotional spending on brand and/or product specific advertising, primarily through point of sale product displays, visuals and individual in-store promotions. Some of its brands also advertise in national print publications. In addition, the Swimwear Group sponsors a number of world-class swimmers, divers, volleyball players and tri-athletes who wear its products in competition and participate in various promotional activities on behalf of the Speedo brand.

The Company plans to incur additional advertising expenses during fiscal 2004 related to the 2004 Summer Olympic Games, which will include sponsorship-related programs for Olympic athletes. In addition, the Intimate Apparel Group expects to incur additional advertising costs associated with the launch of the JLO by Jennifer Lopez lingerie line in 2004 and the Sportswear Group expects to incur additional advertising costs in 2004 associated with the introduction of new products under existing licensed brands.

The Company participates in cooperative advertising programs with many of its domestic customers, reimbursing customers for a portion of the cost incurred by the customer in placing print advertising featuring its products. Cooperative advertising expenses included in advertising and promotion expenses was $18.9 million, $31.6 million and $46.8 million for Fiscal 2003, 2002 and 2001, respectively.

The Company's licenses for the Calvin Klein and Nautica trademarks include provisions requiring it to spend a specified percentage (ranging from 2% to 3%) of revenues on advertising and promotion related to the licensed products. The Company also benefits from general advertising campaigns conducted by its licensors. Though some of these advertising campaigns do not focus specifically on the Company's licensed products and often include the products of other licensees in addition to its own, the Company benefits from the general brand recognition that these campaigns generate.

Sales

The Company's wholesale customers are served by more than 300 salaried and commissioned sales representatives, who are generally assigned to specific brands and products. The Company also employs sales coordinators who assist its customers in presenting its products effectively and in educating consumers about its various products. In addition, the Company has customer service departments for each business unit that assist its sales representatives and customers in tracking goods available for sale, determining order and shipping lead times and tracking the status of open orders.

The Company utilizes Electronic Data Interchange programs ("EDI") wherever possible, which permit it to receive purchase orders electronically from customers and, in some cases, to transmit invoices electronically to customers. EDI helps the Company to ensure that its customers receive its products in a timely and efficient manner.

Distribution

The Company distributes its products to its wholesale customers and its retail stores from its various distribution facilities located in the United States (three facilities), Mexico (one facility), Canada (two facilities), France (one facility) and the Netherlands (one facility managed through a joint venture). Several of the Company's facilities are shared by more than one of its business units and/or operating segments. During Fiscal 2003, the Company consolidated the distribution and logistics of its Calvin Klein jeans operation into its primary distribution facility in Duncansville, Pennsylvania. These services were previously provided by a third party. The Company owns one of its distribution facilities and leases all of its other distribution facilities, other than the joint venture facility in the Netherlands. The Company is in the process of consolidating its two Canadian distribution operations into one facility, which process will be substantially completed in the first quarter of fiscal 2004.

Raw Materials

The Company's raw materials are principally cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are available from multiple sources. The Company has not experienced any material shortage of raw materials.

Trademarks and Licensing Agreements

The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned or licensed in perpetuity. The Company's core brands have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Warner's and Olga brands have been in existence for 131 and 64 years, respectively; Speedo has been in existence for 76 years, Lejaby has been in existence for more than 50 years; and Calvin Klein and Chaps have been in existence for more than 25 years. Warner's, Olga and Calvin Klein were three of the top ten selling intimate apparel brands in U.S. department and specialty stores in Fiscal 2003 and the Company believes Speedo is the dominant competitive swimwear brand in the United States.

The Company regards its intellectual property in general, and in particular its owned trademarks and licenses, as its most valuable assets. The Company believes the trademarks and licenses have substantial value in the marketing of its products. The Company has protected its trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries where its products are manufactured and sold. The Company works vigorously to enforce and protect its trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating its trademarks and initiating litigation as necessary. The Company also works with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Although the specific terms of each of the Company's license agreements vary, generally, the agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. The license agreements generally also grant the licensor the right to approve any designs marketed by the Company.

The Company has license agreements in perpetuity with SIL which permit the Company to design, manufacture and market certain men's, women's and children's apparel, including swimwear, sportswear and a wide variety of other products using the Speedo trademark and certain other trademarks, including Speedo, Surf Walker® and Speedo Authentic Fitness. The Company's license to use Speedo and other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States and its territories and possessions, Canada, Mexico and the Caribbean. The license agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated with respect to a particular territory in the event the Company does not pay royalties or abandons the trademark in such territory. Moreover, the license agreements may be terminated in the event the Company manufactures, or is controlled by a company that manufactures, racing/competitive swimwear, swimwear caps or swimwear accessories under a different trademark, as specifically defined in the license agreements. The Company generally may sublicense the Speedo trademark within the geographic regions covered by the licenses. SIL retains the right to use or license the Company's brand names in other jurisdictions and actively uses or licenses the brand names throughout the world outside of its licensed territory.

In 1992, the Company entered into an agreement with Speedo Holdings B.V. and its successor, SIL, granting certain additional irrevocable rights to the Company relating to the use of the Authentic Fitness name and service mark, which rights are in addition to the rights under the license agreements with SIL.

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

The Company has a license to develop, manufacture and market designer jeanswear products under the Calvin Klein trademark in North, South and Central America. The initial term of the license expires on December 31, 2034 and is extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the United States, Mexico and Canada. The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to produce Calvin Klein men's accessories expires on June 30, 2004. The Company has extended this license agreement through December 31, 2004 for Western Europe only (subject to certain terms and conditions).

All of the Calvin Klein trademarks (including all variations and formatives thereof) for all products and services are owned by the Calvin Klein Trademark Trust. The trust is co-owned by Calvin Klein, Inc. and the Company. The Class B and C Series Estates of the trust correspond to the Calvin Klein trademarks for men's, women's and children's underwear, intimate apparel and sleepwear and are owned by the Company. Accordingly, as owner of the Class B and C Estate Shares of the trust corresponding to these product categories, the Company is the beneficial owner of the Calvin Klein trademarks for men's, women's and children's underwear, intimate apparel, loungewear and sleepwear throughout the entire world.

In November 2003, the Company entered into an exclusive worldwide license agreement with Sweetface Fashion Company, LLC for the manufacture, sourcing, distribution, advertising, marketing and sale of women's and junior's panties, bras, shapewear, sleepwear, loungewear and daywear bearing the JLO by Jennifer Lopez brand name. Assuming compliance with certain terms and conditions for the exercise of two renewal options, this license will extend through 2013.

The Company has the exclusive right to use the Chaps trademark for men's sportswear, jeanswear, activewear, sports shirts and swimwear in the United States and its territories and possessions, including Puerto Rico, Mexico and Canada and has rights of first refusal with respect to Europe. The license extends through December 31, 2008, subject to the Company's right to renew for two additional five-year terms beyond the expiration date up to and including December 31, 2018, provided that the Company has achieved certain levels of minimum earned royalties.

In March 2003, the Company entered into an exclusive license agreement with Nautica to manufacture, distribute and sell Nautica women's, junior's and girls' swimwear and related products in the United States, Canada, Mexico and the Caribbean Islands for an initial term of four years. The license agreement may be renewed at the Company's option for two additional years if it achieves certain sales targets.

In July 1995, the Company entered into a license agreement with Lifeguard Licensing Corp. Under the license agreement, the Company has the exclusive right to manufacture, source, sublicense,

distribute, promote and advertise Lifeguard apparel worldwide. In September 2003, the Lifeguard license was amended and extended to add other product categories, namely, accessories and sporting equipment. The current term of the license agreement expires on June 30, 2010. The agreement includes four renewal options, each of which permits the Company to extend for an additional five-year term (through June 20, 2030) subject to compliance with certain conditions.

On an ongoing basis, the Company evaluates entering into distribution or license agreements with other companies that would permit those companies to market products under the Company's trademarks. In evaluating a potential distributor or licensee, the Company generally considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee.

The Company has licensed the Catalina brand name to Wal-Mart Stores, Inc. through December 31, 2005 for sportswear. The agreements require the licensee to pay royalties and fees to the Company.

Some of the license agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

International Operations

In addition to its operations in the United States, the Company has operations in the Americas (Canada and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom) and Asia (China, Hong Kong, Japan and Singapore), which engage in sales, manufacturing and/or marketing activities. International operations generated $345.3 million, or 25.1% of net revenues, in Fiscal 2003 compared with $310.6 million, or 22.1% of net revenues, in Fiscal 2002 and $313.9 million, or 19.8% of net revenues, in Fiscal 2001. Export sales accounted for less than half of one percent of the Company's net revenues for Fiscal 2003.

The movement of foreign currency exchange rates influences the Company's results of operations. With the exception of the fluctuation in the rates of exchange of the local currencies in which the Company's subsidiaries in Canada, Western Europe and Hong Kong conduct their business, the Company does not believe that its operations in Canada, Western Europe or Hong Kong are subject to risks that are significantly different from those of its domestic operations. Mexico historically has been subject to high rates of inflation and currency restrictions that may, from time to time, adversely affect the Company's Mexican operation. However, fluctuation of the Mexican peso against the United States dollar is not expected to have a material effect on the Company's consolidated financial position or results of operations.

The Company has manufacturing facilities in Canada, Mexico and France. The Company has warehousing facilities in Canada, Mexico, France, Hong Kong and the Netherlands (through a joint venture). The Swimwear Group operates manufacturing facilities in Mexico pursuant to duty-advantaged (commonly referred to as "Item 807") programs. A significant amount of the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers products are currently manufactured by a third party supplier in Honduras. A sustained loss of production from this supplier could have an adverse effect on the Company's ability to deliver these products to its customers; however, the Company has many potential sources of supply and believes a disruption at any one facility would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of any disruption in its sources of supply.

The majority of the Company's purchases which are imported into the United States are invoiced in United States dollars or Hong Kong dollars (which currently fluctuate in tandem with the United States dollar) and, therefore, are not subject to currency fluctuations.

Substantially all of the Company's products are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the United States Department of Commerce. Importation of goods from some countries may be subject to embargo by United States Customs authorities if shipments exceed quota limits. The Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. As a result, the existence of import quotas has not had a material effect on the Company's business. The Company's policy is to have many manufacturing sources so that a disruption at any one facility will not significantly affect it; however, there can be no guarantee that a disruption will not occur in the future. The Company does not expect the elimination of import quotas in 2005 from China and Brazil to have a significant effect on its business.

Competition

The apparel industry is highly competitive. The Company competes with many domestic and foreign apparel manufacturers, some of which are larger and more diversified and have greater financial and other resources than the Company. In addition to competition from other branded apparel manufacturers, the Company competes in certain product lines with department, mass merchandisers and specialty store private label programs. The Company also competes with both domestic and foreign manufacturers.

The Company offers a diversified portfolio of brands across a wide range of price points in many channels of distribution in an effort to appeal to all consumers. The Company competes on the basis of product design, quality, brand recognition, price, product differentiation, marketing and advertising, customer service and other factors. Although some of its competitors have greater sales, the Company does not believe that any single competitor dominates any channel in which it operates. The Company believes that its ability to serve multiple distribution channels with a diversified portfolio of products under widely recognized brand names distinguishes it from many of its competitors.

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

The Company's operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit the Company's business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect the Company's business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country. The Company monitors trade-related matters pending with the United States government for potential positive or negative effects on its operations.

Employees

As of January 3, 2004, the Company employed 12,377 employees. During the first quarter of 2004, the Company sold certain manufacturing operations in Mexico. In addition, during January 2004, the Company finalized the sale of its ABS business unit and continued rationalization activities associated with the expected sale of its Warner's business in Europe. The Company expects that the number of its employees will be reduced by approximately 2,083 employees as a result of these initiatives. As of January 3, 2004, approximately 39% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, were represented by labor unions. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

Backlog

Open orders for shipments by the Company's Swimwear Group totaled $205.9 million as of January 3, 2004 and $213.1 million as of January 4, 2003. A substantial portion of net revenues of the Company's other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

Proceedings Under Chapter 11 of the Bankruptcy Code

On June 11, 2001 (the "Petition Date"), the Company and certain of its subsidiaries (each a "Debtor" and, collectively, the "Debtors") each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. §§ 101-1330, as amended (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (collectively, the "Chapter 11 Cases"). Warnaco, 36 of its 37 U.S. subsidiaries and one of the Company's Canadian subsidiaries, Warnaco of Canada Company, were Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

On November 9, 2002, the Debtors filed the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the "Reorganization Plan"). On January 16, 2003, the Bankruptcy Court entered (i) its Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the "Confirmation Order").

In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on February 4, 2003 (the "Effective Date") and the Company entered into the $275 million Senior Secured Revolving Credit Facility (the "Exit Financing Facility"). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. See Note 19 of Notes to Consolidated Financial Statements. In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200.9 million of New Warnaco Second Lien Notes due 2008 (the "Second Lien Notes") to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended ("Securities Act"), pursuant to Section 1145(a) of the Bankruptcy Code. See Note 5 of Notes to Consolidated Financial Statements. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of Warnaco's 8 7/8% Senior Notes due 2013 (the "Senior Notes"). See Note 19 of Notes to Consolidated Financial Statements.

Set forth below is a summary of certain material provisions of the Reorganization Plan. Among other things, as described below, the Reorganization Plan resulted in the cancellation of the Predecessor's Class A Common Stock, issued prior to the Effective Date (the "Old Common Stock"). The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Reorganization Plan. The Company, as reorganized under the Reorganization Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the "New Common Stock"), in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which were distributed to pre-petition creditors as specified below. In addition, 5,000,000 shares of New Common Stock of the Company were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed The Warnaco Group, Inc. 2003 Stock Incentive Plan (the "Stock Incentive Plan"), the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value of the New Common Stock on the date of grant. On May 28, 2003, the stockholders of the Company approved the Stock Incentive Plan. The Reorganization Plan also provided for the issuance by the Company of the Second Lien Notes in the principal amount of

$200.9 million to pre-petition creditors and others as specified below, secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by the Company and its domestic subsidiaries.

The following is a summary of distributions pursuant to the Reorganization Plan:

(a)	the Old Common Stock, including all stock options and restricted shares, was extinguished, and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

(b)	general unsecured claimants received approximately 2.55% (1,147,050 shares) of the New Common Stock, which the Company distributed in April 2003;

(c)	the Company's pre-petition secured lenders received their pro rata share of approximately $106.1 million in cash, Second Lien Notes in the principal amount of $200 million and approximately 96.26% of the New Common Stock (43,318,350 shares);

(d)	holders of claims arising from or related to certain of the Predecessor's preferred securities received approximately 0.60% of the New Common Stock (268,200 shares);

(e)	pursuant to the terms of his employment agreement, as modified by the Reorganization Plan, Antonio C. Alvarez II, then President and Chief Executive Officer of the Company, received an incentive bonus consisting of approximately $2.0 million in cash, Second Lien Notes in the principal amount of approximately $0.9 million and approximately 0.59% of the New Common Stock (266,400 shares valued at $11.19 per share); and

(f)	in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

Asset Sales

During the course of the Chapter 11 Cases, the Company obtained the Bankruptcy Court's authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. Management evaluated the Company's operations and identified assets for potential disposition. From the Petition Date through January 4, 2003, the Company sold certain personal property, certain owned buildings and land and other assets, including certain inventory associated with the Company's domestic outlet retail stores generating net proceeds of approximately $36.3 million (collectively, the "Asset Sales"), of which approximately $30.0 million was generated during Fiscal 2002. The Asset Sales did not result in a material gain or loss since the Company had previously written-down assets identified for potential disposition to their estimated net realizable value. Substantially all of the net proceeds from the Asset Sales were used to reduce outstanding borrowings under the Amended Debtor-in-Possession Financing Facility ("Amended DIP") or to provide collateral for outstanding trade and standby letters of credit. In Fiscal 2002, the Company closed all of its domestic outlet retail stores. The closing of the outlet stores and the related sale of inventory at approximately net book value generated approximately $23.2 million of net proceeds through January 4, 2003, which were used to reduce amounts outstanding under the Amended DIP or to provide collateral for outstanding trade letters of credit.

In addition, during the first quarter of Fiscal 2002, the Company sold the business and substantially all of the assets of GJM Manufacturing Ltd. ("GJM"), a private label manufacturer of women's sleepwear, and Penhaligon's Ltd. ("Penhaligon's"), a United Kingdom based retailer of perfumes, soaps, toiletries and other products. The sales of GJM and Penhaligon's generated aggregate net proceeds of approximately $20.5 million and an aggregate net loss of approximately $2.9 million. Proceeds from the sale of GJM and Penhaligon's were used to: (i) reduce amounts outstanding under certain debt agreements of the Company's foreign subsidiaries which were not part of the Chapter 11 Cases (approximately $4.8 million); (ii) reduce amounts outstanding under the Amended DIP (approximately $4.2 million); (iii) create an escrow fund (subsequently disbursed in June 2002) for the benefit of pre-petition secured lenders (approximately $9.4 million); and (iv) create an escrow fund (subsequently disbursed to the Company in February 2003) for the benefit of the purchasers of GJM and Penhaligon's for potential indemnification claims and for any working capital valuation adjustments (approximately $1.7 million). In September 2002, the Company sold other assets generating approximately $0.2 million of net proceeds and a loss on the sale of approximately $1.4 million.

In November 2003, the Company entered into an agreement to sell its ABS business unit. The sale was finalized on January 30, 2004. The sales price was $15 million in cash plus the assumption of up to $2 million in liabilities. The Company recorded, as part of the loss from discontinued operations in the statement of operations, a loss pursuant to the sale of the ABS business unit of $3.1 million. The loss included an impairment charge of $3.0 million related to the write-down of the ABS trademark to net realizable value at January 3, 2004.

During the fourth quarter of Fiscal 2003, the Company entered into agreement to sell its manufacturing operations located in Villanueva, Honduras. The manufacturing operations sold consisted of one cutting center and four sewing facilities. The sale was finalized in January 2004 and, pursuant to the sale agreement, the Company sold certain items of property and machinery for $0.5 million. Included in restructuring charges is an impairment charge of approximately $1.5 million related to the write-down of these assets to net realizable value based on the selling price as stated in the agreement.

During the fourth quarter of Fiscal 2003, the Company sold its White Stag trademark to Wal-Mart Stores, Inc. for $28.7 million. Pursuant to the sale agreement, the Company received $10 million in cash in December 2003 and a note receivable for an aggregate of $18.7 million (plus interest). The note, including interest, is payable on or before March 2, 2007. The Company recorded a loss on the sale of the White Stag trademark of $3.8 million which has been included in other income (expense) in the consolidated statement of operations for the period February 5, 2003 to January 3, 2004.

Management

The executive officers of the Company, their age and their position as of March 5, 2004 are set forth below.

Name	Age	Position
Joseph R. Gromek	57	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	46	Senior Vice President—Finance and Chief Financial Officer
Roger A. Williams	56	President—Swimwear Group
J. Thomson Wyatt	48	President—Intimate Apparel Group
Stanley P. Silverstein	51	Senior Vice President—Corporate Development and Chief Administrative Officer
Jay A. Galluzzo	29	Vice President, General Counsel and Secretary

Mr. Gromek was elected President and Chief Executive Officer of the Company in April 2003, at which time he was also elected to the Board of Directors. From 1996 to January 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc. From January 2002 until he joined the Company in April 2003, Mr. Gromek worked as an independent consultant. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and Ann Taylor Stores Corporation. Mr. Gromek is the Vice Chairman of the Board of Trustees of Volunteers of America.

Mr. Rutkowski was elected Senior Vice President—Finance and Chief Financial Officer in September 2003. Over the last 20 years, Mr. Rutkowski has held senior management positions at National Broadcasting Company/General Electric and Walt Disney Studios. From December 1999 to June 2003, he served as Executive Vice President and Chief Financial Officer at Primedia, Inc. From November 1993 to December 1999, he served at National Broadcasting Company/General Electric as Senior Vice President and Chief Financial Officer—Strategic Business Development and Controller of Corporate Finance.

Mr. Williams has served as the Company's President—Swimwear Group since May 2002. Mr. Williams owned his own private consulting firm from 1998 to 2002. Between 1994 and 1997, Mr.

Williams served as Executive Vice President of Guess?. He also served as Executive Vice President of Donna Karan from 1992 to 1994. From 1982 to 1990, Mr. Williams served as Chief Operating Officer of Olga Intimate Apparel and Group President, Warnaco Retail, and thereafter as Executive Vice President and Chief Financial Officer for Warnaco Inc. Mr. Williams also served as Chief Operating Officer of Authentic Fitness Corporation from 1990 to 1992.

Mr. Wyatt has served as the Company's President—Intimate Apparel Group since May 2002. Prior to joining the Company, Mr. Wyatt served as Executive Vice President of Strategic Planning at Saks Inc. From 1998 to 1999, Mr. Wyatt was Chairman and Chief Executive Officer of Parisian, a division of Saks Inc. Mr. Wyatt also served as President of the Company's Intimate Apparel Group between 1997 and 1998. In addition, Mr. Wyatt held senior level positions during his 24-year career at VF Corporation, including President of Vanity Fair Intimates from 1992-1995 and Vanity Fair Intimates Coalition President from 1995 to 1997.

Mr. Silverstein has served as the Company's Senior Vice President-Corporate Development since March 2003 and as its Chief Administrative Officer since December 2001. Mr. Silverstein served as the Company's Vice President and General Counsel from December 1990 until February 2003. Mr. Silverstein served as the Company's Assistant Secretary from June 1986 to January 1987 and as its Secretary from January 1987 until May 2003.

Mr. Galluzzo has served as the Company's Vice President and General Counsel since March 2003 and as its Secretary since May 2003. Mr. Galluzzo was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from October 2000 to March 2003. From September 1999 to September 2000, Mr. Galluzzo served as a law clerk to the Hon. Charles L. Brieant, United States District Judge for the Southern District of New York. Mr. Galluzzo received a J.D. from Columbia Law School in May 1999.

Additional information required by Item 1 of Part I is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements.

Website Access to Reports

The Company's internet website is http://www.warnaco.com. The Company makes available free of charge on its website (under the heading "SEC Filings") its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("SEC").

Item 2. Properties.

The Company's principal executive offices are located at 501 Seventh Avenue, New York, New York, which it leases pursuant to a 14-year lease that it entered into in March 2003. In addition to the Company's executive offices, it leases offices in California and Connecticut pursuant to leases that expire between 2005 and 2013.

The Company has three domestic warehouse facilities located in California and Pennsylvania and ten international manufacturing and warehouse facilities in Canada, France, Mexico and the Netherlands (through a joint venture). Some of the Company's manufacturing and warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities and two of its international facilities. The owned domestic facility is subject to liens in favor of the lenders under the Exit Financing Facility. The rest of the Company's facilities are leased with terms (except for month-to-month leases) expiring between 2004 and 2020.

The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; Paris, France; Cologne, Germany; Hong Kong; Milan, Italy; Mexico City, Mexico; and Lausanne, Switzerland. The sales office leases expire between 2004 and 2008 and are generally renewable at the Company's option. The Company leases over 30 retail store sites in Canada, Europe and Asia. Retail leases expire between 2004 and 2008 and are generally renewable at the Company's option. During the fourth quarter of Fiscal 2003, the Company announced its plans to close all 44 of its leased Speedo Authentic Fitness retail stores. The operating lease rental agreements on these stores expire between 2004 and 2009.

All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well-maintained equipment and sufficient capacity to handle present and expected future volumes.

Item 3. Legal Proceedings.

SEC Investigation

The staff of the Division of Enforcement of the SEC has been conducting an investigation to determine whether there have been any violations of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with, among other things, the preparation and publication by the Company of (i) the financial statements included in its Annual Reports on Form 10-K for fiscal 1998, Fiscal 1999, Fiscal 2000 and Fiscal 2001 and its Quarterly Report on Form 10-Q for the third quarter of Fiscal 2000 and (ii) its press release announcing its results for fiscal 1998. In July 2002, the SEC staff informed the Company that it intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws, including Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. The SEC staff invited the Company to make a Wells Submission describing the reasons why no action should be brought. In September 2002, the Company filed its Wells Submission and thereafter continued discussions with the SEC staff. On February 3, 2004, the SEC staff provided the Company with proposed settlement documents, including a proposed administrative cease-and-desist order (the "Proposed Order"). Pursuant to the Proposed Order, the Company would be charged with violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In addition, the Company would be required to commit to certain undertakings including, among other things, a review of internal controls and policies. The Company is in discussions with the SEC staff regarding the Proposed Order. Any agreement reached between the Company and the SEC staff would be subject to approval by the SEC. The Company does not expect the resolution of this matter to have a material effect on its business, financial condition or results of operations.

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

Chapter 11 Cases

For a discussion of proceedings under Chapter 11 of the Bankruptcy Code, see Item 1. Business — Proceedings Under Chapter 11 of the Bankruptcy Code.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters.

Old Common Stock

Prior to June 11, 2001, the Old Common Stock was traded on the New York Stock Exchange (the "NYSE") under the symbol "WAC." On June 11, 2001, the NYSE suspended trading of the Old Common Stock. From June 11, 2001 until February 4, 2003, the Old Common Stock was traded on the over-the-counter electronic bulletin board (the "OTCBB") under the ticker symbol "WACGQ.PK." The table below sets forth the high and low sales prices of the Old Common Stock per the OTCBB from January 6, 2002 through February 4, 2003. No dividends were paid by the Company on the Old Common Stock during such period.

	High	Low
2002
First Quarter (a)	$0.0750	$0.0350
Second Quarter (a)	$0.0600	$0.0210
Third Quarter (a)	$0.1600	$0.0400
Fourth Quarter (a)	$0.0990	$0.0001
2003
First Quarter (through February 4, 2003) (a)	$0.0010	$0.0000

(a)	Quotation reflects inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

New Common Stock

Effective with the consummation of the Reorganization Plan on February 4, 2003, the Old Common Stock was cancelled and the Company issued 44,999,973 shares of New Common Stock to certain of its pre-petition creditors in reliance on the exemption from registration afforded to it by Section 1145 of the Bankruptcy Code. The New Common Stock began trading on the NASDAQ National Stock Market on February 5, 2003 under the ticker symbol "WRNC." The table below sets forth the high and low sales prices of the New Common Stock as reported on the NASDAQ Composite Tape from February 5, 2003 through March 8, 2004.

	High	Low
2003
First Quarter (from February 5, 2003)	$14.10	$8.80
Second Quarter	$13.99	$8.96
Third Quarter	$17.93	$13.57
Fourth Quarter	$18.23	$12.94
2004
First Quarter (through March 8, 2004)	$19.39	$15.66

As of March 8, 2004, there were 2,184 holders of the New Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

The last reported sale price of the New Common Stock as reported on the NASDAQ Composite Tape on March 8, 2004 was $19.39 per share. The Exit Financing Facility and the indenture governing the Senior Notes place restrictions on the Company's ability to pay dividends on the New Common Stock, and the Company has not paid any dividends on the New Common Stock.

Item 6.    Selected Financial Data.

The following table sets forth the Company's selected historical consolidated financial and operating data for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and each of the four fiscal years in the period ended January 4, 2003.

For all periods presented in the statements of operations, income from continuing operations excludes the results of the Company's ABS business unit, the Company's Warner's Europe operations and the Company's Speedo Authentic Fitness retail stores for which the Company announced its decision to close in the fourth quarter of Fiscal 2003. The ABS business unit, the Company's Warner's Europe operations and the Speedo Authentic Fitness retail stores have been accounted for as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). Accordingly, the results of operations of these business units are presented separately in the following table.

The Company emerged from bankruptcy on February 4, 2003 and, pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company adopted fresh start accounting. Fresh start accounting principles provide, among other things, that the Company determines the reorganization value of its company and allocates such reorganization value to the fair value of its assets in accordance with the provisions of SFAS No. 141, Business Combinations ("SFAS 141"). The Company engaged an independent third party appraisal firm to assist it in determining its reorganization value. The reorganization value of the Company as approved by the bankruptcy court was $750.0 million. Using the work of valuation specialists, the Company allocated the reorganization value to the fair value of its tangible assets, finite lived intangible assets and indefinite lived intangible assets in accordance with the provisions of SFAS 141. The Company's audited consolidated balance sheet as of February 4, 2003, reflecting the implementation of the Reorganization Plan and the Company's emergence from bankruptcy, is included in the Company's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. See Note 5 of Notes to Consolidated Financial Statements. The Company's consolidated balance sheet at February 4, 2003 is not, and its consolidated statements of operations for periods beginning after February 4, 2003 will not be comparable in certain material respects to the historical consolidated financial statements for prior periods included elsewhere in this Annual Report on Form 10-K.

References to the Predecessor refer to the Company prior to February 4, 2003. References to the Successor refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting.

The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor	Predecessor
			Fiscal Year
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	2002 (d)	2001 (d)	2000 (a)(b)(c)	1999
		(in millions of dollars, except per share data)
Statement of operations data:
Net revenues	$1,264.2	$110.2	$1,408.2	$1,582.9	$2,130.8	$2,080.0
Gross profit	401.8	43.6	409.8	268.0	349.5	669.9
Selling, general and administrative expenses (e)	320.8	32.9	379.7	544.9	569.4	466.9
Amortization of sales order backlog	11.8	—	—	—	—	—
Impairment charge	—	—	—	65.0	—	—
Restructuring items	19.1	—	—	—	—	—
Reorganization items	—	29.8	114.5	171.9	(11.2)	—
Operating income (loss)	50.2	(19.1)	(84.4)	(513.8)	(208.8)	203.0
Gain on cancellation of pre-petition indebtedess	—	(1,692.7)	—	—	—	—
Fresh start adjustments	—	(765.7)	—	—	—	—
Other (income) loss	(2.8)	0.4	(0.1)	6.6	36.9	(1.0)
Interest expense	20.6	1.8	20.0	122.2	170.2	79.9
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	20.3	2,359.0	(154.0)	(793.5)	(363.1)	94.2
Income (loss) from discontinued operations, net of taxes	(18.4)	(0.5)	(9.3)	(67.7)	(13.7)	(0.5)
Cumulative effect of change in accounting principle, net of taxes	—	—	(801.6)	—	(13.1)	—
Net income (loss)	1.9	2,358.5	(964.9)	(861.2)	(390.0)	93.7
Net income (loss) applicable to Common Stock	1.9	2,358.5	(964.9)	(861.2)	(390.0)	93.7
Dividends on Common Stock	$—	$—	$—	$—	$13.0	$20.3
Per share data:
Income (loss) from continuing operations before cumulative effect of change in accounting principle
Basic	$0.45	$44.52	$(2.91)	$(15.00)	$(6.88)	$1.68
Diluted	0.45	44.52	(2.91)	(15.00)	(6.88)	1.66
Income (loss) from discontinued operations, net of taxes
Basic	(0.41)	(0.01)	(0.17)	(1.28)	(0.26)	(0.01)
Diluted	(0.41)	(0.01)	(0.17)	(1.28)	(0.26)	(0.01)
Cumulative effect of change in accounting principle, net of taxes
Basic	—	—	(15.13)	—	(0.25)	—
Diluted	—	—	(15.13)	—	(0.25)	—
Net income (loss):
Basic	0.04	44.51	(18.21)	(16.28)	(7.39)	1.68
Diluted	0.04	44.51	(18.21)	(16.28)	(7.39)	1.65
Dividends declared	—	—	—	—	0.27	0.36
Shares used in computing earnings per share (f)
Basic	45,061	52,990	52,990	52,911	52,783	55,910

	Successor	Predecessor
			Fiscal Year
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	2002 (d)	2001 (d)	2000 (a)(b)(c)	1999
		(in millions of dollars, except per share data)
Diluted	45,463	52,990	52,990	52,911	52,783	56,796
Other Data:
Cash flows from operating activities	80.4	(24.9)	226.2	(422.8)	(10.7)	10.0
Cash flows from investing activities	(15.3)	(0.7)	16.2	(21.4)	(69.6)	(736.5)
Cash flows from financing activities	(44.9)	(67.6)	(176.8)	474.6	(82.1)	724.7
Depreciation and amortization	43.4	4.3	53.2	89.3	98.6	60.3
Capital expenditures	$25.5	$0.7	$11.0	$22.8	$110.1	$109.1
Ratio of earnings to fixed charges	1.9	802.9	n/a	n/a	n/a	1.9
Deficit of earnings to fixed charges (g)	n/a	n/a	104.3	642.5	302.1	—

	Successor			Predecessor
	January 3, 2004	February 4, 2003 (k)		January 4, 2003		January 5, 2002		December 30, 2000		January 1, 2000
Balance Sheet Data:		(As Restated	)
Working capital	$392.8	$327.7		$461.2	(h)	$446.3	(h)	$(1,484.2)		$229.8
Total assets	1,087.7	1,126.6		947.9		1,985.5		2,342.1		2,753.2
Liabilities subject to compromise	—	—		2,486.1		2,435.0		—		—
Debtor-in-possession financing	—	—		—		155.9		—		—
Exit Financing Facility	—	39.2		—		—		—		—
Second Lien Notes due 2008	—	200.9		—		—		—		—
8 7/8% Senior Notes due 2013	210.0	—		—		—		—		—
Long-term debt (excluding current maturities)	211.1	202.2		1.3		2.2		—	(i)	1,188.0
Mandatorily redeemable convertible preferred securities	—	—		—	(j)	—	(j)	103.4		102.9
Stockholders' equity (deficiency)	$522.7	$503.5		$(1,856.1)		$(851.3)		$27.2		$533.2

(a)	Fiscal 2000 includes investment income of $36.9 million resulting from a $42.8 million gain on the Company's sale of its investments in InterWorld Corporation, net of losses of $5.9 million in connection with certain equity forward purchase agreements that the Company entered into prior to its bankruptcy with certain of its lenders, which were discharged in the Company's bankruptcy.
(b)	Fiscal 2000 includes the impact of a change in accounting of $13.1 million (net of income tax benefit of $8.6 million) related to a change in the method of valuation of inventory in the Company's retail outlet stores.
(c)	Fiscal 2000 includes a tax provision valuation reserve allowance of $129.2 million for the deferred tax asset.
(d)	Includes reorganization items related to the Chapter 11 Cases of $177.8 million and $116.7 million in Fiscal 2001 and Fiscal 2002, respectively, impairment charges of $101.8 million in Fiscal 2001, and a tax provision of $151.0 million in Fiscal 2001 primarily related to the increase in the valuation allowance related to future income tax benefits. Also includes the cumulative effect of a change in accounting of $801.6 million, net of income tax benefit of $53.5 million related to the adoption of SFAS 142 in Fiscal 2002.
(e)	Selling general and administrative expenses include pension (income) expense of $(6.4) million, $—, $5.5 million, $2.9 million, $0.6 million and $(0.5) million, respectively.
(f)	On February 4, 2003, pursuant to the terms of the Reorganization Plan, the outstanding Old Common Stock was cancelled, and the Company issued 44,999,973 shares of New Common Stock.
(g)	For the purposes of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest, and that portion of rental expense which the Company believes to be representative of an interest factor. The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.00 in those cases where earnings are less than the total fixed charges.
(h)	Does not include liabilities subject to compromise.
(i)	Included in working capital as a current liability.
(j)	Included in liabilities subject to compromise.
(k)	See Note 28 to Notes to Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the value of the New Common Stock. Except for the historical information contained in this Annual Report on Form 10-K, this Annual Report on Form 10-K including the following discussion, contains forward-looking statements that involve risks and uncertainties. See Statement Regarding Forward-Looking Disclosure.

Overview

The Company designs, sources, manufactures and markets a broad line of intimate apparel, sportswear and swimwear worldwide. The Company sells its products under several highly recognized brand names. The Company's products are distributed, domestically and internationally, primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandisers, including such leading retailers as Macy's and other units of Federated Department Stores, The May Department Stores, J.C. Penney, Kohl's, Sears, Target and Wal-Mart.

    Financial Highlights

The Company emerged from bankruptcy on February 4, 2003 and, therefore, the reported results are for the eleven-month period commencing on February 5, 2003 and ending on January 3, 2004. For that eleven-month period, net revenues were $1.26 billion and income from continuing operations was $20.3 million, or $0.45 per diluted share. These results compare favorably with reported results for Fiscal 2002. Net revenues for Fiscal 2002 were $1.41 billion and the loss from continuing operations was $154.0 million, or $2.91 per diluted share.

The Company's balance sheet improved, primarily as a result of strong cash flows from operations. For example, inventory declined by $68.2 million, or 19.6%, to $279.8 million at January 3, 2004 as compared to $348.0 million at February 4, 2003, the date the Company emerged from bankruptcy. Additionally, at January 3, 2004, the Company had $53.5 million of cash on hand and outstanding debt totaled $211.1 million, as compared to cash on hand of $20.7 million and $246.5 million of outstanding debt at February 4, 2003.

    Operating Highlights

During Fiscal 2003, the Company continued to streamline its operations and position its businesses to improve its operating margins, while also improving product lead times and quality,

reducing product costs and reducing the Company's investment in working capital. In addition, and in furtherance of certain of those goals, the Company restructured certain divisions and rationalized certain non-core or underperforming assets.

During Fiscal 2003, the Company focused on:

•	Strengthening its licensing partnerships. The Company: (i) renegotiated its Calvin Klein jeans license with Phillips-Van Heusen (which has led to an improved collaborative relationship in the design process) and added a swimwear category to the license; (ii) extended through 2018 the term of its license with Polo Ralph Lauren for Chaps sportswear, expanded the range of product categories the Company is able to develop under that license and provided for the Company to be able to market the Chaps brand under a new logo to additional channels of distribution; and (iii) collaborated with SIL on the design and introduction (in March 2004) of the FSII, the latest innovation in competitive Fastskin swimwear, and began developing lines of both Speedo activewear and underwear.

•	Entering into new licensing partnerships and developing new product lines. In Fiscal 2003, the Company: (i) entered into a license agreement to design and market Nautica swimwear and cover-ups; (ii) entered into a licensing partnership to design, manufacture and distribute JLO by Jennifer Lopez lingerie; and (iii) introduced Lejaby Rose, a brand extension of Lejaby which is positioned at price points below premium and will be marketed to consumers who relate to the sensual, elegant image of Lejaby.

•	Marketing its brands through inventive and memorable advertising to increase brand awareness.Examples of such initiatives undertaken in Fiscal 2003 include: (i) the current Calvin Klein men's underwear campaign featuring soccer star Freddy Ljunberg; and (ii) a renewed Speedo sponsorship contract with current swimming superstar Michael Phelps through 2009, which includes a $1 million performance bonus if Mr. Phelps wins seven or more gold medals at the 2004 Summer Olympic Games.

•	Divesting non-core assets and restructuring or rationalizing underperforming businesses. In Fiscal 2003, the Company: (i) sold the ABS business unit, a non-core asset; (ii) announced the closure of the 44 remaining Speedo Authentic Fitness retail stores; (iii) announced the decision to exit direct operation of the Company's Warner's brand operation in Europe, which had a history of losses (the Company signed a memorandum of understanding to license the Warner's Europe business in the first quarter of fiscal 2004); and (iv) announced the sale of its Honduran manufacturing facility, which transaction was completed in January 2004.

The Company also notes that during Fiscal 2003, it recruited numerous key management and design personnel, as well as three additional independent directors. The Company also added an additional independent director in January 2004. The Company will continue to seek to hire exceptional creative and management talent for the organization and its Board of Directors in fiscal 2004 and beyond.

The Company believes that, although there are many opportunities available to it, the Company also faces a number of challenges in its business. These challenges present a number of risks, including downturns in the economies of the Company's principal markets, weakness in the department store channel of distribution in the United States, changes in import regulations and import tariffs and the uncertainties relating to the Company's ability to design and source fashionable, high quality products that generate excitement and consumer demand and to import the materials and products it needs to satisfy the demands of its customers. The Company attempts to address these risks by offering a wide variety of products at various price points through multiple channels of distribution as well as through its conservative inventory management, conservative capital structure and its strong foundation of basic products that are less susceptible to changes in demand.

Bankruptcy Reorganization and Turnaround

On the Petition Date, the Debtors each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. A number of factors contributed to the

Company's decision to file for reorganization, including the Company's highly leveraged capital structure, the impact of litigation with certain licensors and general operating problems. The Company incurred substantial debt in part to finance and support its acquisition strategy and share repurchase program during the period from 1994 to 2001, and the Company was unable to refinance its debt. In addition, Calvin Klein, Inc. and the Calvin Klein Trademark Trust filed a lawsuit against the Company alleging breach of a license agreement by selling to retailers other than those permitted by the agreement and by the Company's use of the license. Although this lawsuit ultimately was settled favorably and dismissed in January 2001, it generated adverse publicity that the Company believes had a negative effect on its business. Additional factors contributing to the Company's deteriorating financial performance in Fiscal 2001 included: (i) increased competition in the apparel industry; (ii) the closings and/or bankruptcies of a number of the stores that carried the Company's product lines; (iii) escalating interest rates under the Company's then outstanding credit agreements; and (iv) a softening retail environment and overall economy.

As part of the Company's reorganization, it implemented a comprehensive turnaround plan intended to stabilize and improve operations of the Company's core business units and sell or liquidate certain of the Company's non-core businesses. The Company also explored the potential sale of its core businesses.

As part of the reorganization plan, the Company:

•	Sold non-core business units and assets, including GJM and Penhaligon's;

•	Closed 204 retail stores and terminated the related leases;

•	Replaced certain members of the Company's senior management and recruited new leadership for the Company's business groups; and

•	Instituted new financial controls and discipline.

In connection with the reorganization and the Company's emergence from bankruptcy on February 4, 2003 pursuant to the Reorganization Plan, the Company has strengthened its overall financial health with a conservative capitalization that the Company believes will provide it with significant operating and financial flexibility to implement its business strategy. The Company has:

•	Increased gross margin from 16.9% in Fiscal 2001 to 32.4% in Fiscal 2003;

•	Reduced selling, general and administrative costs from $541.9 million in Fiscal 2001 to $360.1 million in Fiscal 2003;

•	Improved operating income from an operating loss of $513.8 million in Fiscal 2001 to operating income of $31.1 million in Fiscal 2003;

•	Generated $61.1 million of cash flow from operating activities from continuing operations in Fiscal 2003, reflecting substantial improvements in operating earnings and working capital management;

•	Restructured the balance sheet, including reducing outstanding debt from $2.2 billion as of January 4, 2003 to $211.1 million as of January 3, 2004; and

•	Entered into the Exit Financing Facility under which, as of January 3, 2004, the Company had no borrowings outstanding, $53.5 million of cash on hand and $132.5 million of availability.

Restatement of Fiscal 2003 Quarterly Results

In the course of finalizing the Company's Fiscal 2003 financial statements, the Company, after consultation with its auditors, determined that its Calvin Klein jeans license, which had been classified as an indefinite lived intangible asset upon the Company's emergence from bankruptcy and thus not amortized, should be classified as a finite lived intangible asset and amortized over the remaining license period of 42 years commencing February 5, 2003. As a result, the Company has restated operating results for the first three quarters of Fiscal 2003 to reflect a non-cash amortization charge of approximately $378,000, or $0.01 per diluted share, for the period February 5, 2003 to April 5, 2003 and $567,000, or $0.01 per diluted share, for each of the second and third quarters of Fiscal 2003. The restatement had no impact on cash flows from operations and will not affect this measure in the future. During Fiscal 2002 and through February 4, 2003, the carrying value of this license was zero. Therefore, the restatement does not affect the Company's financial results for periods prior to February 4, 2003. The Calvin Klein jeans license was revalued upon the adoption of fresh start accounting. The Company has also adjusted its February 4, 2003 fresh start balance sheet to reflect the tax impact of this restatement. See Note 5 of Notes to Consolidated Financial Statements. The restatement of the February 4, 2003 balance sheet resulted in the reclassification of certain deferred tax liabilities and, as a result, deferred income tax liabilities were reduced by $37.3 million and goodwill was reduced by $37.3 million. The Company notes that, due to this restatement, its previously filed Quarterly Reports on Form 10-Q for the first, second and third quarters of Fiscal 2003 should not be relied upon by investors and should be read in conjunction with the restated results appearing in Notes 28 and 29 of Notes to Consolidated Financial Statements.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated financial statements and accompanying notes. The following critical accounting policies are based on, among other things, judgments and assumptions made by the Company that involve inherent risks and uncertainties.

    Use of Estimates

The Company uses estimates and assumptions in the preparation of its financial statements which affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates made by the Company are based on historical factors, current circumstances and the experience and judgment of its management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations. The Company believes that the use of estimates affects all of its significant accounting policies and procedures.

In connection with the adoption of fresh start accounting in accordance with the provisions of SOP 90-7, the Company obtained the assistance of third party appraisers to help it determine the fair value of its fixed, intangible and certain other assets. The Company also engaged a third party appraiser to help it determine its reorganization (business enterprise) value. Its business enterprise value ("BEV") as approved by the Bankruptcy Court, was $750 million. Its BEV was determined using a combination of the market approach and income approaches. The BEV appraiser made certain assumptions in its work. The weighted average long-term debt interest rate was assumed to be 7.81% and the weighted average cost of capital was assumed to be 13.80%. The appraiser used three years of financial projections in its evaluation and determined the terminal value based upon its weighted average cost of capital and expected free cash flow using a 5.00% growth rate per annum. The determination of its projected income and free cash flow required the use of significant judgments and estimates by the Company. Changes in economic conditions and many other factors can have a significant effect on the Company's ability to earn the income or generate the free cash flow assumed in its projections. In addition, the cost of equity or debt financing and changes in general economic conditions will have a significant effect on the Company's ability to finance and fund its operations and the cost associated with its borrowing activities. As a result, variations in the amounts of income and cash flow actually earned by the Company will have a significant effect on its BEV.

The Company considered many factors in determining its reorganization value, including the amount and nature of its monetary and non-monetary assets, the future estimated earnings and cash flow to be generated by it in the future, the enterprise value of apparel companies selling similar products based on quoted market prices and the value of recently completed transactions for the purchase and sale of companies or parts of companies in the apparel industry. All of these factors involved the use of judgments and estimates, the most significant of which involve estimates of future earnings and cash flow that the Company will generate. The Company also allocated the overall BEV to its various business units. The determination of the value of each of its business units was based upon the estimated future earnings and cash flow to be generated by those business units. The Company also considered the type and amount of assets held by each of those units. In addition, the Company offered several of its business units for sale as part of its reorganization under the Bankruptcy Code. The Company considered the prices offered for those business units in allocating its BEV to its business units. The Company allocated the value of each business unit to the individual assets and liabilities held by each business unit based on the fair value of the specific assets. The Company used the work of third party appraisers to assist it in allocating such fair value.

    Revenue Recognition

The Company recognizes revenue when goods are shipped to customers and title and risk of loss has passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales growth and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotional assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. The Company's current rates of accrual for sales allowances, returns and discounts vary by business unit and channel of distribution and range from 5.0% to 20.0%.

    Cost of Goods Sold

Cost of goods sold for the Successor consists of the cost of products produced or purchased and certain period costs related to the procurement and manufacturing process. Product costs include (i) material, direct labor and overhead (including the costs incurred by external contractors), (ii) duty, quota and related tariffs, (iii) in-bound freight and traffic costs, including inter-plant freight, (iv) procurement and material handling costs, (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting, and engineering, and (vi) in-stocking costs in the Company's warehouse (cost to receive, unpack and stock product available for sale in the Company's distribution center). Period costs included in costs of goods sold include (i) royalty, (ii) design and merchandising, (iii) samples, (iv) manufacturing variances (net of amounts capitalized), (v) loss on seconds and (vi) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory). Costs incurred to store, pick, pack and ship inventory to customers are included in shipping and handling costs and are classified in selling, general and administrative expenses. The Company's gross profit and gross margin may not be comparable to those of other companies as some companies include shipping and handling costs in cost of goods sold.

The Predecessor included design, merchandising, and certain other product related costs in its determination of inventory value. Beginning on February 4, 2003, the Company expenses such costs as incurred. The total capitalized costs included in inventory amounted to $30.2 million at January 4, 2003 (prior to the adoption of fresh start accounting).

    Accounts Receivable

As of January 3, 2004 and January 4, 2003, the Company had approximately $260.1 million and $259.4 million of open trade invoices and other receivables and $6.8 million and $10.4 million of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of January 3, 2004 and January 4, 2003, the

Company had $57.4 million and $87.5 million of accounts receivable reserves, respectively. As of February 4, 2003, the Company had approximately $259.3 million of open trade invoices and other receivables and $10.8 million of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company reduced its accounts receivable balance by $79.7 million to reflect its accounts receivable at fair value of $190.4 million.

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for trade discounts, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories

The Company values its inventories at the lower of cost, determined on a first-in, first-out basis or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its reserves for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to increase its reserve estimates substantially.

At January 3, 2004, the Company had identified inventory with a carrying value of approximately $18.5 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 3, 2004, the Company had approximately $11.0 million of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57.2 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company reduced its inventory by $32.8 million to reflect such inventory at fair value. At January 4, 2003, the Company had identified inventory with a carrying value of approximately $61.5 million as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33.8 million of inventory reserves for excess, obsolete and other inventory adjustments.

    Long-Lived Assets

As of February 4, 2003, the Company adopted fresh start accounting and its long-lived assets, including property, plant and equipment were recorded at their fair values based upon the preliminary appraised values of such assets. The Company used the work of an independent third party appraisal firm to assist it in determining the fair values of its property, plant and equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expected to receive from such a sale. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

Intangible assets consist primarily of licenses and trademarks. The Company used the work of an independent third party appraiser to assist it in determining the fair value of its trademarks, licenses and other intangible assets. The fair values were calculated using the discounted estimated future cash flow to be generated from the sales of products utilizing such trademarks and/or licenses. The determination of fair value considered the royalty rates attributable to products of similar types, recent sales or licensing agreements entered into by companies selling similar products and the expected term during which the Company expects to earn cash flows from each license or trademark. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite lived intangible assets will not have any effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142, the Company does not amortize assets with indefinite lives.

The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated remaining useful lives of the Successors' fixed assets and finite lived intangible assets are based upon the remaining useful lives as determined by independent third party appraisers and the Company. The estimated useful lives of fixed assets and finite lived intangible assets acquired after February 5, 2003 are based on their classification and expected usage, as determined by the Company.

    Income Taxes

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is established to reduce the amount of deferred tax assets to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The only objectively verifiable evidence the Company was able to use in determining the need for a valuation allowance was the future reversals of existing temporary differences. The future recognition of deferred tax assets, through a reduction in valuation allowances that existed at February 4, 2003, will first reduce goodwill. Should the recognition of deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

    Pension Plan

The Company has a defined benefit pension plan (the "Pension Plan") covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan is determined by the Pension Plan's third party actuary (the "Pension Actuary") using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension liability recorded by the Company. The Pension Actuary also determines the annual cash contribution to the Pension Plan. The Pension Plan was under-funded as of January 3, 2004, February 4, 2003 and January 4, 2003. The Pension Plan and the Reorganization Plan contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended

("ERISA") and the United States Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As a result of the amendment, the Company will not record any pension expense for current service costs after January 1, 2003. As of February 4, 2003 and January 3, 2004, the Company had recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contribution to the Pension Plan for 2003 was $9.3 million and is expected to be approximately $61.1 million in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan and changes in the amount of liability for future benefits as determined by the Pension Actuary. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated balance sheet at January 3, 2004. Contributions to the Pension Plan to be paid in fiscal 2004 of $18.7 million are classified with accrued liabilities at January 4, 2004.

On October 5, 2003 (the beginning of the fourth quarter of Fiscal 2003), the Company changed its method of accounting for the Pension Plan to a method that accelerates the recognition of gains or losses on Pension Plan assets and the liability for Pension Plan obligations. The Company previously deferred gains and losses on pension plan assets in excess of the expected rate of return and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the Pension Plan's projected benefit obligations. The Company believes that the accelerated method is preferable because the recorded pension liability will approximate fair value. Pursuant to SFAS 87, Employers' Accounting for Pensions, each quarter the Company will continue to recognize interest cost on projected benefit obligations, offset by the expected return on Pension Plan assets. In addition, the Company will obtain a report from the Pension Actuary to measure Pension Plan assets and liabilities at year-end. The Company will record the impact of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary in the fourth quarter of each year. This change will result in additional volatility in pension expense or income in future periods. Therefore, the Company will report pension expense or income on a separate line of its statement of operations in each period. See Note 13 of Notes to Consolidated Financial Statements.

    Stock-Based Compensation

Effective February 5, 2003, the Successor adopted the fair value method of accounting for stock options for all options granted by the Successor after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("SFAS 148"). The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. The Company emerged from bankruptcy on February 4, 2003, and as a result, the Company does not have sufficient stock price history upon which to base its volatility assumption. In determining the stock price volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's emergence from bankruptcy and other factors in determining its stock price volatility assumption for Fiscal 2003 of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 42 months and the option term of ten years. The Company's risk-free rate of return assumption for options granted in Fiscal 2003 is equal to the quoted yield for five-year U.S. treasury bonds at the grant date. For fiscal 2004, the Company will review its volatility factor considering the volatility of selected companies in the apparel industry and the Company's stock price volatility since its emergence from bankruptcy. The Company will determine its volatility and risk free rate of return assumptions at the time stock-based compensation is awarded. Compensation expense for grants of restricted stock is determined using the fair market value of the stock granted, amortized over the vesting period using the straight-line method.

Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the "intrinsic value method"). Compensation expense related to restricted stock grants was recognized over the vesting period of the grants on a straight-line basis.

    Advertising Costs

Advertising costs are included in selling, general and administrative expenses and are expensed the first time the advertising or promotion is published or presented to consumers. Cooperative advertising allowances provided to customers are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for the periods February 5, 2003 to January 3, 2004, January 5, 2003 to February 4, 2003 and the years ended January 4, 2003 and January 5, 2002 were $66.4 million, $7.4 million, $105.7 million and $136.2 million, respectively. Cooperative advertising expense for the periods February 5, 2003 to January 3, 2004, and January 5, 2003 to February 4, 2003 and Fiscal 2002 and Fiscal 2001 were $17.5 million, $1.4 million, $31.6 million and $46.8 million, respectively. The Company expects that advertising expense for fiscal 2004 will be higher than Fiscal 2003 reflecting the Company's promotion plans related to the 2004 Summer Olympic Games and its launch of several new products and product extensions in fiscal 2004.

    Goodwill

Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company's test of goodwill impairment completed in the fourth quarter of Fiscal 2003 did not result in any goodwill impairment.

    Reorganization Items

In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes to streamline its operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in Fiscal 2001 and Fiscal 2002, will not be completed until the end of fiscal 2004. Costs, related to the Predecessor, incurred prior to February 4, 2003 pursuant to these reorganization activities have been recorded as part of "reorganization items" in the consolidated statement of operations. In connection with these actions, the Company closed all of its domestic outlet retail stores. The Company closed 204 of the 283, or 72.1%, of the retail stores operated at the beginning of Fiscal 2001. Of such stores, the Company closed 86 stores during Fiscal 2001 and 118 stores during Fiscal 2002. In the first quarter of Fiscal 2003, three additional Speedo Authentic Fitness retail stores were closed. The closing of the domestic outlet retail stores and the sale of the related inventory generated net proceeds of $23.2 million in Fiscal 2002.

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

On June 12, 2002, the Bankruptcy Court approved the settlement of certain operating lease agreements with General Electric Capital Corporation ("GECC"). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's claims under the leases totaled $51.2 million. Under the terms of the settlement agreement, GECC received $15.2 million payable as follows: (i) prior to the Effective Date of the Reorganization Plan, the Company paid GECC monthly installments of $0.55 million, and, (ii) after the Effective Date, the Company was obligated to pay GECC monthly installments of $0.75 million until the balance was paid in full. Through June 12, 2002, the Company had paid GECC $5.5 million of the $15.2 million. The remaining amount of the GECC claim of $36.0 million was included in liabilities subject to compromise as of January 4, 2003. The Company had recorded accrued liabilities related to the GECC leases of $13.0 million prior to the settlement and recorded $22.9 million as reorganization items in Fiscal 2002. Lease expense included in operating loss incurred prior to the settlement with GECC was $8.2 million and $16.5 million in Fiscal 2002 and 2001, respectively. All obligations under the GECC settlement agreement had been paid to GECC as of January 3, 2004.

Liabilities subject to compromise included debt, accounts payable, accrued expenses and other liabilities that were settled as part of its emergence from bankruptcy. Creditors received distributions consisting of cash, debt securities and common stock in settlement of their bankruptcy claims. The ratio of cash, debt securities and common stock that individual creditors received depended upon the priority of the claim made by each creditor. The Company recorded a gain on the final settlement of these liabilities of $1,692.7 million in the period January 5, 2003 to February 4, 2003.

During Fiscal 2002 and Fiscal 2001, the Company sold certain personal property, vacated buildings, surplus land and other assets generating net proceeds of $6.8 million and $6.2 million, respectively. The losses related to the write-down of these assets were $1.0 million and $3.7 million for Fiscal 2002 and Fiscal 2001, respectively. The Company vacated certain leased premises and rejected those leases (many related to the Retail Stores Group) under the provisions of the Bankruptcy Code.

During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate certain manufacturing facilities, restructure other manufacturing operations and consolidate certain sales and back office operations in Europe. The Company incurred severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. Portions of the consolidation plan involved the consolidation of certain operations in France. Consolidating operations in France required the Company to comply with certain procedures and processes that are defined in French law and labor regulations. The Company recorded a restructuring charge of $8.7 million in the fourth quarter of Fiscal 2002, reflecting the statutory and regulatory defined severance and other obligations that the Company expects to incur related to the consolidation. At February 4, 2003, the Company established a minimum level of benefits to be paid to terminated employees and recorded $6.5 million of additional costs in connection with the European consolidation. During the period February 5, 2003 to January 3, 2004, based on revised estimates, the Company recorded an additional $1.7 million of termination benefits related to these employees. Costs incurred after February 4, 2003 are recorded as part of restructuring items of the Successor in the consolidated statement of operations. The Company expects the ultimate costs of the consolidation to be approximately $17.0 million.

As a direct result of the Chapter 11 Cases, the Company recorded certain liabilities, incurred certain legal and professional fees and wrote-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7.

Reorganization items included in the consolidated statement of operations for the periods
January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001 were $29.8 million, $114.5 million and $171.9 million, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been paid in cash or settled in connection with the Reorganization Plan. Certain accruals at January 4, 2003 were subject to compromise under the provisions of the Bankruptcy Code. The Company had recorded these accruals at the estimated amount the creditor would have been entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Reorganization Plan. See Note 5 of Notes to Consolidated Financial Statements. Subsequent to February 4, 2003, to the extent that the Company has incurred reorganization items in respect of the Chapter 11 Cases, such items have been recorded in selling, general and administrative expenses. Included in selling, general and administrative expenses for the period February 5, 2003 to January 3, 2004 are legal and professional fees and certain compensation related costs relating to the Chapter 11 Cases of $5.0 million.

    Restructuring Items

During the period February 5, 2003 to January 3, 2004, the Company incurred restructuring charges of $31.0 million related to the continuation of restructuring activities contemplated under the Reorganization Plan. The costs incurred after February 4, 2003 are recorded as part of "restructuring items" of the Successor in the consolidated statement of operations. Restructuring activities after February 4, 2003 involved the consolidation of the Company's manufacturing, distribution and administrative operations and included the closure, sale and/or consolidation of facilities and the discontinuance of certain operations. See Note 9 of Notes to Consolidated Financial Statement.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for the period January 5, 2003 to February 4, 2003 and the period February 5, 2003 to January 3, 2004, Fiscal 2002 and Fiscal 2001. The period January 5, 2003 to February 4, 2003 combined with the period February 5, 2003 to January 3, 2004 constitute a combined presentation of Fiscal 2003.

The period January 5, 2003 to February 4, 2003 included four weeks of operations and the period February 5, 2003 to January 3, 2004 included 48 weeks of operations. Fiscal 2002 and Fiscal 2001 each included 52 weeks of operations. References to the Predecessor refer to the Company prior to February 4, 2003. References to the Successor refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting.

The results of the Company's discontinued operations are included in "Loss from discontinued operations, net of income taxes" for all periods presented.

	Successor	Predecessor	Combined		Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2003	% of Net Revenues	Fiscal 2002	% of Net Revenues	Fiscal 2001	% of Net Revenues
	(in thousands of dollars)
Net revenues	$1,264,249	$110,172	$1,374,421	100.0%	$1,408,242	100.0%	$1,582,856	100.0%
Cost of goods sold	862,401	66,593	928,994	67.6%	998,454	70.9%	1,314,874	83.1%
Gross profit	401,848	43,579	445,427	32.4%	409,788	29.1%	267,982	16.9%
Selling, administrative and general expenses	327,248	32,898	360,146	26.2%	374,320	26.6%	541,933	34.2%
Pension (income) expense	(6,488)	—	(6,488)	-0.5%	5,399	0.4%	2,939	0.2%
Impairment charge	—	—	—	—	—	—	64,969	4.0%
Amortization of sales order backlog	11,800	—	11,800	0.9%	—		—
Restructuring items	19,101	—	19,101	1.4%	—		—
Reorganization items	—	29,805	29,805	2.2%	114,495	8.1%	171,898	10.8%
Operating income (loss)	50,187	(19,124)	31,063	n/m	(84,426)	n/m	(513,757)	n/m
Gain on cancellation of pre-petition indebtedness	—	(1,692,696)	(1,692,696)		—		—
Fresh start adjustments	—	(765,726)	(765,726)		—		—
Other income (loss)	(2,817)	359	(2,458)		(62)		6,556
Interest expense (a)	20,641	1,751	22,392		19,972		122,195
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle.	32,363	2,437,188	2,469,551		(104,336)		(642,508)
Provision for income taxes	12,084	78,150	90,234		49,648		150,967
Income (loss) before cumulative effect of change in accounting principle	20,279	2,359,038	2,379,317		(153,984)		(793,475)

Loss from discontinued operations, net of income taxes	(18,393)	(501)	(18,894)		(9,257)		(67,678)
Cumulative effect of change in accounting principle	—	—	—		(801,622)		—
Net income (loss)	$1,886	$2,358,537	$2,360,423		$(964,863)		$(861,153)

(a)	Contractual interest was $15.0 million, $180.2 million and $221.6 million for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

Comparison of Fiscal 2003 to Fiscal 2002

    Net Revenues

Net revenues were as follows:

	Fiscal	Fiscal	Increase	%
	2003	2002	(Decrease)	Change
	(in thousands of dollars)
Intimate Apparel Group	$572,813	$614,155	$(41,342)	-6.7%
Sportswear Group	440,516	483,461	(42,945)	-8.9%
Swimwear Group	361,092	310,626	50,466	16.2%
Net revenues (a)	$1,374,421	$1,408,242	$(33,821)	-2.4%

(a)	Consolidated net revenues for Fiscal 2003 and Fiscal 2002 included $0.1 million and $46.2 million, respectively, of revenues from GJM, Penhaligon's, Fruit of the Loom, Weight Watchers, IZKA and

domestic outlet retail stores (the "discontinued and sold units"). In the absence of net revenues from the discontinued and sold units, net revenues increased by $12.2 million, or 0.9%, in Fiscal 2003 compared to Fiscal 2002.

The Company's products are widely distributed through many major channels of distribution. The following table summarizes the Company's net revenues by channel of distribution for Fiscal 2003 and Fiscal 2002:

	Fiscal 2003	Fiscal 2002
United States - wholesale
Department stores, independent retailers and specialty stores	36%	39%
Chain stores	6%	8%
Mass merchandisers	8%	6%
Other	25%	22%
Total United States - wholesale	75%	75%
International - wholesale	24%	21%
Retail	1%	4%
Net revenues - consolidated	100%	100%

Net revenues decreased $33.8 million, or 2.4%, to $1,374.4 million for Fiscal 2003 compared to $1,408.2 million for Fiscal 2002. Excluding net revenues from discontinued and sold units, Intimate Apparel Group net revenues increased $4.7 million, or 0.8%, to $572.7 million with strength in Calvin Klein underwear and Lejaby partially offset by declines in Warner's/Olga/Body Nancy Ganz and retail. Sportswear Group net revenues decreased $42.9 million, or 8.9%, to $440.5 million with declines in Chaps, Calvin Klein jeans and Calvin Klein accessories, partially offset by a modest increase in mass sportswear licensing. Swimwear Group net revenues increased by $50.5 million, or 16.2%, to $361.1 million with strength in Speedo and Designer Swimwear, partially offset by a slight decrease in the Speedo Authentic Fitness online retail store.

    Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal	Fiscal	Increase	%
	2003	2002	(Decrease)	Change
	(in thousands of dollars)
Warner's/Olga/Body Nancy Ganz/Bodyslimmers	$180,945	$222,308	$(41,363)	-18.6%
Calvin Klein underwear	279,106	239,662	39,444	16.5%
Lejaby	100,240	90,468	9,772	10.8%
Retail	12,397	15,528	(3,131)	-20.2%
Total continuing business units	572,688	567,966	4,722	0.8%
Discontinued and sold business units	125	46,189	(46,064)	-99.7%
Intimate Apparel Group	$572,813	$614,155	$(41,342)	-6.7%

Intimate Apparel net revenues decreased $41.3 million, or 6.7%, to $572.8 million for Fiscal 2003, from $614.2 million for Fiscal 2002. Warner's/Olga/Body Nancy Ganz net revenues decreased $41.4 million, or 18.6%, reflecting lower reorders due to a buildup of inventory at retail as a result of less favorable reception of certain product lines coupled with the effect of a soft market. The decrease in Intimate Apparel net revenues was partially offset by the translation effect of a stronger Canadian dollar of approximately $2.5 million. Management is in the process of addressing product issues and developing and repositioning the Warner's/Olga/Body Nancy Ganz brands. In addition, the Company plans to launch JLO by Jennifer Lopez lingerie in the second half of fiscal 2004. Calvin Klein underwear net revenues increased $39.4 million, or 16.5%, from $239.7 million for Fiscal 2002 to $279.1 million for Fiscal 2003, reflecting increases of sales in the United States, Europe, Mexico and

Asia. Approximately 72.6% of the increase in Calvin Klein underwear net revenues related to the European operation, which benefited from a stronger euro coupled with increased sales volume. Increases in the United States were due primarily to an increase in off-price sales. Volume increases in Asia were attributable to the opening of three new retail stores and the addition of new distributors in Korea, Singapore and Malaysia. Lejaby net revenues increased $9.8 million, or 10.8%, primarily reflecting the positive effect of a stronger euro, which added $17.1 million to net revenues, partially offset by a $7.4 million decrease in net sales as a result of a business slowdown, primarily in Germany and Austria.

    Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal	Fiscal	Increase	%
	2003	2002	(Decrease)	Change
	(in thousands of dollars)
Chaps	$129,634	$137,387	$(7,753)	-5.6%
Calvin Klein jeans	282,718	317,587	(34,869)	-11.0%
Calvin Klein accessories	13,335	14,404	(1,069)	-7.4%
Mass sportswear licensing	14,829	14,083	746	5.3%
Sportswear Group	$440,516	$483,461	$(42,945)	-8.9%

Sportswear net revenues declined by $42.9 million, or 8.9%, to $440.5 million for Fiscal 2003, from $483.5 million for Fiscal 2002. The decrease in Calvin Klein jeans net revenues was primarily attributable to a soft retail environment and a reduction in sales to military exchanges, partially offset by an increase in sales to membership clubs. Chaps net revenues decreased $7.8 million, reflecting a decrease due to a softer retail market for men's sportswear in the United States, partially offset by an increase in net revenues of approximately $2.4 million in Chaps sales in Canada (which includes the translation effect of a stronger Canadian dollar, which added approximately $1.8 million to net revenues). Net revenues in Mexico decreased by approximately $1.8 million, primarily as a result of the downsizing and consolidation of operations in that country coupled with a buildup of excessive inventories at certain retailers as a result of decreased sales volumes.

    Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal	Fiscal	Increase	%
	2003	2002	(Decrease)	Change
	(in thousands of dollars)
Speedo	$240,405	$201,707	$38,698	19.2%
Designer Swimwear (a)	116,575	104,713	11,862	11.3%
Retail	4,112	4,206	(94)	-2.2%
Swimwear Group	$361,092	$310,626	$50,466	16.2%

(a)	Includes Catalina wholesale swimwear.

Swimwear net revenues increased $50.5 million, or 16.2%, to $361.1 million for Fiscal 2003, from $310.6 million for Fiscal 2002. The increase in net revenues resulted from a larger backlog entering the spring 2003 season, new product lines, an expanded customer base and better allowance and markdown experience (allowances decreased, as a percentage of gross sales, by 2.1% in Fiscal 2003 compared to Fiscal 2002). Speedo net revenues increased $38.7 million, or 19.2%, to $240.4 million for Fiscal 2003 compared to $201.7 million for Fiscal 2002. The increase in Speedo net revenues primarily reflects higher sales of Speedo fitness swim products and accessories to membership clubs and team dealers. Designer Swimwear net revenues increased $11.9 million, or 11.3%, to $116.6 million for Fiscal 2003 compared to $104.7 million for Fiscal 2002 due to improved styling and increased door distribution for the Catalina and Anne Cole lines, as well as sales of the Nautica line which was introduced in the fourth quarter of Fiscal 2003. Speedo Authentic Fitness retail net revenues, which reflects the online retail store operation, decreased $0.1 million, or 2.2%, to $4.1 million for Fiscal 2003 compared to $4.2 million for Fiscal 2002.

    Gross Profit

Gross profit was as follows:

	Fiscal 2003	% of Segment Net Revenues	Fiscal 2002	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$205,374	35.9%	$207,363	33.8%
Sportswear Group	107,726	24.5%	101,826	21.1%
Swimwear Group	132,327	36.6%	100,599	32.4%
Total gross profit	$445,427	32.4%	$409,788	29.1%

Gross profit increased $35.6 million, or 8.7%, to $445.4 million (32.4% of net revenues) for Fiscal 2003 from $409.8 million (29.1% of net revenues) for Fiscal 2002. The increase in gross profit primarily reflects higher sales volume in the Company's Swimwear Group and lower product costs due to more efficient product sourcing. Gross profit for Fiscal 2002 was reduced by $11.8 million of certain distribution and other product-related expenses that were classified in cost of goods sold. Commencing February 4, 2003 (the date the Company emerged from bankruptcy), the Company classifies these items as selling, general and administrative expenses. To meaningfully compare gross margin for Fiscal 2003 to Fiscal 2002, the change in classification of these expenses should be considered. Gross profit was $445.4 million, or 32.4% of net revenues, in Fiscal 2003 compared to $421.6 million, or 29.9% of net revenues, for Fiscal 2002 after adjusting Fiscal 2002 to reflect this change.

Intimate Apparel Group gross profit decreased $2.0 million, or 1.0%, to $205.4 million for Fiscal 2003 from $207.4 million for Fiscal 2002. Gross margin increased from 33.8% for Fiscal 2002 to 35.9% for Fiscal 2003. The decrease in gross profit reflects a less favorable sales mix of $1.3 million and less favorable production and manufacturing variances of $7.7 million, partially offset by an increase of $7.0 million as a result of the change in classification of certain distribution and other product related expenses that were classified in cost of goods sold in Fiscal 2002.

Sportswear Group gross profit increased $5.9 million, or 5.8%, to $107.7 million for Fiscal 2003 from $101.8 million for Fiscal 2002. Gross margin increased from 21.1% for Fiscal 2002 to 24.5% for Fiscal 2003. The increase in gross profit reflects an increase of $4.3 million as a result of the change in classification of certain distribution and other product related expenses that were classified in cost of goods sold in Fiscal 2002. The Sportswear Group also experienced lower product costs due to better product sourcing.

Swimwear Group gross profit increased $31.7 million, or 31.5%, to $132.3 million for Fiscal 2003 from $100.6 million for Fiscal 2002. Gross margin increased from 32.4% for Fiscal 2002 to 36.6% for Fiscal 2003. The increase in gross profit and gross margin resulted from an increase in sales volume, a favorable sales mix, lower product costs due to more efficient sourcing and increased efficiency and cost savings in the Company's manufacturing facilities. The increase in the gross margin reflects a 2.1% decrease in the rate of sales allowances and returns as a percentage of gross sales due to improvements in on-time shipping performance.

        Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal 2003 decreased $26.1 million, or 6.9%, to $353.7 million (25.7% of net revenues) compared to $379.7 million (27.0% of net revenues) for Fiscal 2002. Selling, general and administrative expenses for Fiscal 2003 included certain product related costs which were included in cost of goods sold in Fiscal 2002. As adjusted for this change in classification, selling, general and administrative expenses declined $37.9 million for Fiscal 2003 compared to Fiscal 2002. The decline in selling, general and administrative expenses reflects lower sales volumes, the reduction in lease expenses of $8.2 million for certain operating leases that were settled in connection with the Reorganization Plan, lower depreciation and amortization expenses of approximately $17.4 million (excluding the amortization of sales order backlog of $11.8 million) and the Company's expense management initiatives. These reductions were partially offset by the inclusion in selling, general and administrative expenses of non-cash stock-based compensation expenses of $5.5 million related to restricted stock and stock options granted during Fiscal 2003 as well as a charge for incentive compensation of $8.8 million. Selling, general and administrative expenses for Fiscal 2003 included $5.0 million of legal and professional fees and certain employee related costs relating to the Chapter 11 cases. Comparable expenses in Fiscal 2002 were included in reorganization items. Depreciation and amortization expense for Fiscal 2003 includes $2.1 million of amortization related to the Calvin Klein jeans license. See Restatement of Fiscal 2003 Quarterly Results and Notes 28 and 29 of Notes to Consolidated Financial Statements.

    Pension Income or Expense

Pension Plan income of $6.5 million for Fiscal 2003 reflects income earned by Pension Plan assets in excess of the interest cost associated with Pension Plan projected benefit obligations. Pension Plan expense was $5.4 million for Fiscal 2002. See Note 13 of Notes to Consolidated Financial Statements.

    Amortization of Sales Order Backlog

Using the assistance of a third party appraiser, the Company determined that the fair value of its order backlog at February 4, 2003 was $12.6 million, $11.8 million of which related to continuing operations and $0.8 million of which was attributable to the discontinued ABS business unit. The Company sold the assets of the ABS business unit in January 2004. The sales order backlog was amortized over six months using the straight-line method and was fully amortized as of January 3, 2004.

    Restructuring Items

During the Fiscal 2003, the Company incurred restructuring charges of $31.0 million. This process involved the consolidation of the Company's manufacturing, distribution and administrative operations. For Fiscal 2003, restructuring charges related to continuing operations totaled $21.2 million, $2.1 million of which was included in cost of good sold. The restructuring charges related to the sale of the Company's Honduras manufacturing facility, the closing of the Company's Thomasville, Georgia facility, the consolidation of the Company's distribution facilities in Canada, the termination of the Company's third party distribution agreement for Calvin Klein jeans and the consolidation of certain manufacturing facilities in France.

    Closure and/or Consolidation of Facilities

The Company closed two sewing plants (one located in each of Puerto Cortes, Honduras and Los Angeles, California), one cutting and warehousing facility in Thomasville, Georgia, distribution facilities in Secaucus, New Jersey, and Montreal, Canada and certain manufacturing operations in France. The Company also consolidated its executive offices in New York, New York from two separate locations into one new location.

    Sale of Manufacturing Facilities in Honduras

During the fourth quarter of Fiscal 2003, the Company entered into an agreement to sell all of its manufacturing operations located in Honduras. The manufacturing operations sold consisted of one cutting center and four sewing facilities. The sale was finalized in January 2004 and, pursuant to the agreement, the Company sold certain property and machinery for $0.5 million. Included in restructuring charges is an impairment charge of approximately $1.5 million related to the write-down of the assets to net realizable value at January 3, 2004.

    Discontinued Operations

The loss from discontinued operations includes restructuring charges related to the rationalization of the Company's Warner's Europe operations and the Company's decision to close 44 Speedo Authentic Fitness retail stores located in the United States and Canada. See Note 6 of Notes to Consolidated Financial Statements.

A summary of restructuring charges is as follows:

	Successor For the Period February 5, 2003 to January 3, 2004
	Continuing Operations	Discontinued Operations	Total
		(in thousands of dollars)
Employee termination costs (a)	$7,957	$1,475	$9,432
Loss on disposal/write-down of property, plant and equipment (b)	6,236	2,918	9,154
Inventory write-down (c)	2,120	4,993	7,113
Facility closure and consolidation	2,281	423	2,704
Contract termination costs (d)	2,500	—	2,500
Legal and professional fees and other	127	17	144
	$21,221	$9,826	$31,047
Cash portion of restructuring items	$12,865	$1,915	$14,780
Non-cash portion of restructuring items	$8,356	$7,911	$16,267

(a)	Relates to severance and other benefits payable to approximately 1,656 terminated employees. The Company expects that substantially all payments to terminated employees will be completed by the end of fiscal 2004.

(b)	Includes the write-down to estimated net realizable value of property, plant and equipment identified for sale or abandonment associated with the above-mentioned facilities.

(c)	Relates, primarily, to the write-down to net realizable value of inventory of the 44 Speedo Authentic Fitness retail stores and the Warner's Europe operations. These charges are included in the loss from discontinued operations.

(d)	Includes the cost of terminating a third party distribution agreement in Secaucus, New Jersey and moving costs related to inventory and equipment.

Restructuring charges have been recorded in the consolidated statement of operations for Fiscal 2003 as follows:

Fiscal 2003
(in thousands of dollars)
Cost of goods sold	$2,120
Restructuring items	19,101
Loss from discontinued operations, net of income taxes	9,826
$31,047

Changes in liabilities related to restructuring and reorganization items are summarized below:

	Employee Termination Costs	Facility Shutdown, Loss on Disposal / Asset Write-down Charges and Other Items	Legal Expenses	Contract Termination Costs	Total
	(in thousands of dollars)
Predecessor
Balance at January 4, 2003	$7,720	$41	$1,206	$—	$8,967
Charges for the period January 5, 2003 to February 4, 2003	6,500	2,801	—	—	9,301
Balance at February 4, 2003	$14,220	$2,842	$1,206	$—	$18,268

Successor
Balance at February 4, 2003	14,220	2,842	1,206	—	18,268
Charges for the period February 5, 2003 to January 3, 2004 (a)	9,432	11,875	127	2,500	23,934
Cash reductions for the period February 5, 2003 to January 3, 2004	(11,571)	(5,122)	(897)	(2,500)	(20,090)
Non-cash reductions and currency effects for the period February 5, 2003 to January 3, 2004 (a)	(39)	(7,827)	—	—	(7,866)
Balance at January 3, 2004 (b)	$12,042	$1,768	$436	$—	$14,246

(a)	Does not reflect $7.1 million of inventory write-downs charged to cost of sales ($2.1 million) and loss from discontinued operations ($5.0 million) in the consolidated statement of operations.
(b)	Of the total liability of $14.2 million, $11.2 million is recorded as part of accrued liabilities and $3.0 million is recorded as part of liabilities of discontinued operations in the consolidated balance sheet at January 3, 2004.

    Reorganization Items

Reorganization items were $29.8 million for the period January 5, 2003 to February 4, 2003, reflecting the final settlement of bankruptcy claims and lease terminations of $10.1 million, employee retention and severance claims of $14.5 million, legal and professional fees of $4.5 million and other costs of $0.7 million. Reorganization items for Fiscal 2002 were $114.5 million, reflecting the GECC lease settlement of $22.9 million, losses and write-downs related to sales of fixed assets and sales of business units of $25.9 million, employee retention and severance of $28.6 million, legal and professional fees of $27.7 million and lease termination and other costs of $9.4 million.

    Operating Income (Loss)

The following table presents operating income (including depreciation and amortization expense) by group:

	Fiscal 2003	% of Net Revenues	Fiscal 2002	% of Net Revenues
		(in thousands of dollars)
Intimate Apparel Group	$61,233	4.5%	$47,078	3.3%
Sportswear Group	37,882	2.8%	20,185	1.4%
Swimwear Group	61,039	4.4%	30,036	2.1%
Group operating income	160,154	11.7%	97,299	6.9%
Unallocated corporate expenses	(64,310)	–4.7%	(66,308)	–4.7%
Amortization of intangibles	(15,875)	–1.2%	(922)	–0.1%
Restructuring items	(19,101)	–1.4%	—	0.0%
Reorganization items	(29,805)	–2.2%	(114,495)	–8.1%
Operating income (loss)	$31,063	2.3%	$(84,426)	–6.0%

Operating income increased $115.5 million to $31.1 million for Fiscal 2003 compared to an operating loss of $84.4 million for Fiscal 2002, primarily reflecting increased operating income generated by the Company's business groups of $62.9 million and a $65.6 million decrease in reorganization and restructuring items. The $15.0 million increase in the amortization of intangibles reflects the amortization of sales order backlog of $11.8 million and the amortization of finite lived intangible assets, including $2.1 million relating to the Calvin Klein jeans license. Corporate expenses decreased $2.0 million. The decrease in unallocated corporate expenses was primarily the result of a reduction in depreciation expense and the Company's expense management initiatives, partially offset by the recognition of stock compensation expense of $5.5 million and a charge for incentive compensation of $8.8 million. In addition, the Company incurred legal and professional fees and certain employee costs relating to the Chapter 11 Cases of $5.0 million.

    Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2003	% of Brand Net Revenues	Fiscal 2002	% of Brand Net Revenues
		(in thousands of dollars)
Continuing:
Warner's/Olga/Body Nancy Ganz	$9,001	5.0%	$13,601	6.1%
Calvin Klein underwear	43,407	15.6%	27,736	11.6%
Lejaby	9,584	9.6%	8,572	9.5%
Retail	(456)	–3.7%	(318)	–2.0%
Total continuing business units	61,536	10.7%	49,591	8.7%
Total discontinued and sold business units	(303)	–242.4%	(2,513)	–5.4%
Intimate Apparel Group	$61,233	10.7%	$47,078	7.7%

The Intimate Apparel Group's operating income increased $14.2 million to $61.2 million (10.7% of net revenues) for Fiscal 2003 compared to operating income of $47.1 million (7.7% of net revenues) for Fiscal 2002. Operating losses from discontinued and sold units were $0.3 million for Fiscal 2003 compared to $2.5 million for Fiscal 2002. The improvement in operating margin is attributable to increased operating margins in Calvin Klein underwear, partially offset by lower operating margins in Warner's/Olga/Body Nancy Ganz. The increase in operating income of Calvin Klein underwear is primarily attributable to an increase in net sales coupled with the positive impact of a stronger euro. The lower operating income in Warner's/Olga/Body Nancy Ganz primarily reflects the decrease in revenue as discussed above coupled with an increase in certain administrative costs incurred to strengthen the infrastructure necessary to support future growth of existing brands and the development of new brands of approximately $1.5 million. Lejaby operating income increased by $1.0 million reflecting the stronger euro and cost reductions related to the restructuring of the Company's operations in France.

    Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2003	% of Brand Net Revenues	Fiscal 2002	% of Brand Net Revenues
		(in thousands of dollars)
Chaps	$12,741	9.8%	$8,947	6.5%
Calvin Klein jeans	12,384	4.4%	(147)	0.0%
Calvin Klein accessories	1,795	13.5%	761	5.3%
Mass sportswear licensing	10,962	73.9%	10,624	75.4%
Sportswear Group	$37,882	8.6%	$20,185	4.2%

Sportswear Group operating income increased $17.7 million, or 87.7%, to $37.9 million (8.6% of net revenues) for Fiscal 2003 compared to operating income of $20.2 million (4.2% of net revenues) for Fiscal 2002. The improvement in operating margin is primarily attributable to increased operating margins in Chaps and Calvin Klein jeans. The improvement in Chaps operating margin is attributable to increased gross profit and gross profit percentage coupled with lower selling, general and administrative expenses. The improvement in Calvin Klein jeans operating income reflects higher gross margins due to improved product sourcing and the closure of two jeans manufacturing facilities in Fiscal 2002. During December 2003, the Company sold its White Stag trademarks to Wal-Mart Stores, Inc. The revenues generated by these trademarks were included in mass sportswear licensing and yielded an operating income of $11.0 million in Fiscal 2003. The Company expects sportswear operating margin in 2004 to be negatively affected by the loss of the revenue stream associated with the White Stag trademark.

    Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2003	% of Brand Net Revenues	Fiscal 2002	% of Brand Net Revenues
		(in thousands of dollars)
Speedo	$43,385	18.0%	$21,340	10.6%
Designer Swimwear	16,003	13.7%	7,875	7.5%
Ubertech	34	0.0%	(654)	0.0%
Retail	1,617	39.3%	1,475	35.1%
Swimwear Group	$61,039	16.9%	$30,036	9.7%

Swimwear Group operating income increased $31.0 million, or 103.2%, to $61.0 million (16.9% of net revenues) for Fiscal 2003 compared to operating income of $30.0 million (9.7% of net revenues) for Fiscal 2002. The increase in Swimwear Group operating income for Fiscal 2003 compared to Fiscal 2002 primarily reflects higher gross profit as a result of an increase in sales volume, a more favorable sales mix, lower product costs due to more efficient sourcing and increased efficiency and costs savings in the Company's manufacturing facilities. Swimwear Group operating income for Fiscal 2002 includes approximately $3.0 million of bad debt expense primarily associated with certain Speedo team dealers.

    Reorganization Items—Gain on Cancellation of Debt and Fresh Start Adjustments

Fiscal 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets to fair value in accordance with the provisions of SOP 90-7. See Note 5 of Notes to Consolidated Financial Statements.

    Interest Expense

During the term of the Chapter 11 Cases, the Company did not accrue interest on its pre-petition debt and, as a result, the Company's interest expense consisted of interest on the Amended DIP and certain foreign debt agreements subject to standstill agreements that were repaid in connection with the settlement of the Chapter 11 Cases. As a result of the Company's emergence from bankruptcy and the issuance of the Second Lien Notes (repaid in connection with the offering of the Senior Notes issued on June 12, 2003), interest expense for Fiscal 2003 was higher than the amounts recorded in Fiscal 2002.

Interest expense increased $2.4 million, or 12.0%, to $22.4 million for Fiscal 2003 from $20.0 million for Fiscal 2002. Interest expense for Fiscal 2003 included interest for one month of $1.0 million on certain foreign debt agreements subject to standstill agreements, interest on the Second Lien Notes of $6.7 million, interest on the Senior Notes of $10.0 million, amortization of deferred financing fees of $2.1 million and other interest and fees of $2.6 million. Interest expense for Fiscal 2002 included the amortization of deferred financing costs of $8.5 million related to fees and charges on the Amended DIP, $5.2 million related to borrowing on the Amended DIP, interest on foreign debt agreements paid as part of the Reorganization Plan of $9.8 million (of which $7.8 million was included in income (loss) from continuing operations and $2 million was included in loss from discontinued operations) and other interest and fees of $1.5 million. Interest expense in Fiscal 2002 included $3.0 million of interest income related to tax refunds received in June 2002 and interest earned on cash balances held in cash collateral accounts.

    Income Taxes

Income tax expense for Fiscal 2003 of $90.2 million includes income taxes related to the income of foreign operations of $11.6 million, state and local income taxes of $1.0 million and deferred income taxes of $77.6 million related to the recording of the Company's assets at fair value in accordance with fresh start accounting. The income tax provision from continuing operations for Fiscal 2002 was $49.6 million, which consisted primarily of an increase in the valuation allowance of $44.6 million resulting mainly from the adoption of SFAS 142, a tax provision of $32.8 million relating to a distribution of foreign earnings and a tax provision of $3.7 million relating to earnings from foreign operations, offset by a tax benefit of $36.5 million relating to the Company's pre-tax operating loss of $104.3 million.

    Cumulative Effect of Change in Accounting Principle

As of January 5, 2002, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately $940.1 million. The Company adopted SFAS 142 effective January 6, 2002. Under the provisions of SFAS 142, goodwill is deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. Intangible assets may be deemed impaired if the carrying amount exceeds the fair value of the assets. The Company engaged an independent third party appraisal firm to assist the Company in its determination of the Company's BEV in connection with the preparation of the Reorganization Plan. The Company allocated the BEV to its various reporting units and determined that the value of certain of its indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million, net of income tax benefit of $53.5 million, as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002.

Comparison of Fiscal 2002 to Fiscal 2001

The Company's consolidated statements of operations are summarized below:

	Predecessor
	Fiscal 2002	% of Net Revenues	Fiscal 2001	% of Net Revenues
		(in thousands of dollars)
Net revenues	$1,408,242	100.0%	$1,582,856	100.0%
Cost of goods sold	998,454	70.9%	1,314,874	83.1%
Gross profit	409,788	29.1%	267,982	16.9%
Selling, administrative and general expenses	374,320	26.6%	541,933	34.2%
Pension expense (income)	5,399	0.4%	2,939	0.2%
Impairment charge	—	—	64,969	4.0%
Reorganization items	114,495	8.1%	171,898	10.8%
Operating loss	(84,426)	n/m	(513,757)	n/m
Other income (loss)	(62)		6,556
Interest expense (a)	19,972		122,195
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(104,336)		(642,508)
Provision for income taxes	49,648		150,967
Income (loss) before cumulative effect of change in accounting principle	(153,984)		(793,475)
Income (loss) from discontinued operations, net of income taxes	(9,257)		(67,678)
Cumulative effect of change in accounting principle	(801,622)		—
Net income (loss)	$(964,863)		$(861,153)

(a)	Contractual interest was $180.2 million and $221.6 million for Fiscal 2002 and Fiscal 2001, respectively.

    Net Revenues

Net revenues were as follows:

	Fiscal 2002	Fiscal 2001	Increase (Decrease)	% Change
		(in thousands of dollars)
Intimate Apparel Group	$557,109	$582,104	$(24,995)	–4.3%
Sportswear Group	483,461	547,234	(63,773)	–11.7%
Swimwear Group	306,420	313,582	(7,162)	–2.3%
Retail Stores Group	61,252	139,936	(78,684)	–56.2%
	$1,408,242	$1,582,856	$(174,614)	–11.0%

Net revenues decreased $174.6 million, or 11.0%, to $1,408.2 million in Fiscal 2002 compared to $1,582.9 million in Fiscal 2001. In the same period, Intimate Apparel Group net revenues decreased $25.0 million, or 4.3%, to $557.1 million (excluding discontinued and sold business units, Intimate Apparel Group net revenues increased $44.4 million, or 8.7%), Sportswear Group net revenues decreased $63.8 million, or 11.7%, to $483.5 million, Swimwear Group net revenues decreased $7.2 million, or 2.3%, to $306.4 million and Retail Stores Group net revenues decreased $78.7 million, or 56.2%, to $61.3 million.

    Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2002	Fiscal 2001	Increase (Decrease)	% Change
		(in thousands of dollars)
Warner's/Olga/Body Nancy Ganz	$222,308	$216,661	$5,647	2.6%
Calvin Klein underwear	239,662	211,141	28,521	13.5%
Lejaby	90,468	80,201	10,267	12.8%
Total continuing	552,438	508,003	44,435	8.7%
Total discontinued and sold business units	4,671	74,101	(69,430)	–93.7%
Intimate Apparel Group	$557,109	$582,104	$(24,995)	–4.3%

For Fiscal 2002, Intimate Apparel Group net revenues decreased $25.0 million, or 4.3%, to $557.1 million compared with $582.1 million in Fiscal 2001. Excluding net revenues from sold and discontinued business units (GJM, Fruit of the Loom and Weight Watchers), Intimate Apparel Group net revenues increased $44.4 million, or 8.7%, to $552.4 million in Fiscal 2002 compared to $508.0 million in Fiscal 2001. Increases in Warner's, Olga and Lejaby net revenues primarily reflect improved distribution fulfillment, favorable reception of Lejaby products at retail and more favorable customer allowance and markdown experience. Despite the Company's decision to exit the J.C. Penney business, Calvin Klein underwear net revenues increased $28.5 million due to improved sell-through at the retail level, particularly in the women's business. J.C. Penney's business decreased $9.7 million in Fiscal 2002 compared to Fiscal 2001. The decrease in J.C. Penney's business was partially offset by a re-launch of Calvin Klein underwear in Dillard's which accounted for $4.3 million of net revenues in the fourth quarter of Fiscal 2002.

    Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2002	Fiscal 2001	Increase (Decrease)	% Change
		(in thousands of dollars)
Chaps	$137,387	$191,252	$(53,865)	–28.2%
Calvin Klein jeans/kids	317,587	325,802	(8,215)	–2.5%
Calvin Klein accessories	14,404	14,049	355	2.5%
Mass sportswear licensing	14,083	16,131	(2,048)	–12.7%
Sportswear Group	$483,461	$547,234	$(63,773)	–11.7%

For Fiscal 2002, Sportswear Group net revenues decreased $63.8 million, or 11.7%, to $483.5 million compared with $547.2 million in Fiscal 2001. The decrease in Chaps net revenues reflects lower sales to warehouse clubs ($32.8 million), lower sales to department stores ($17.2 million), including the loss of the Dillard's business ($4.2 million), lower sales in Mexico and the overall softness in the men's sportswear business. Sales to military-related retail stores, which accounted for 9.8% of Chaps gross sales in Fiscal 2002, could be negatively affected in 2003 with the deployment of troops in the Middle East and the war with Iraq. The decrease in Calvin Klein jeans net revenues primarily reflects softness in the sportswear business and the decision to exit the Calvin Klein kids business.

    Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2002	Fiscal 2001	Increase (Decrease)	% Change
		(in thousands of dollars)
Speedo	$201,707	$185,735	$15,972	8.6%
Designer Swimwear (a)	104,713	127,760	(23,047)	–18.0%
Ubertech	—	87	(87)	–100.0%
Swimwear Group	$306,420	$313,582	$(7,162)	–2.3%

(a)	Includes Catalina wholesale swimwear.

For Fiscal 2002, Swimwear Group net revenues decreased $7.2 million, or 2.3%, to $306.4 million compared with $313.6 million in Fiscal 2001. The increase in Speedo's net revenues of $16.0 million is primarily a result of more favorable customer allowance and return experience due to improvements in operations, order fulfillment rates and on-time deliveries. The increase in net revenues was accomplished despite the strategic decision to reduce accounts receivable exposure to certain swim team dealers, which resulted in a reduction in shipments to team dealers in Fiscal 2002 compared to Fiscal 2001. The decrease in Designer Swimwear's net revenues in Fiscal 2002 compared to Fiscal 2001 primarily reflects a decrease due to the reduction in the Victoria's Secret catalog business ($8.8 million) and general softness in the department store business.

    Retail Stores Group

Retail Stores Group net revenues were as follows:

	Fiscal 2002	Fiscal 2001	Increase (Decrease)	% Change
		(in thousands of dollars)
Outlet Stores	$56,033	$123,948	$(67,915)	–54.8%
Speedo Authentic Fitness stores	4,206	3,345	861	25.7%
Penhaligon's	676	11,511	(10,835)	–94.1%
IZKA	337	1,132	(795)	–70.2%
Retail Stores Group	$61,252	$139,936	$(78,684)	–56.2%

In Fiscal 2001, the Company made a strategic decision to close all of its domestic outlet retail stores. During Fiscal 2002, the Company closed 64 domestic outlet stores and 47 Speedo Authentic Fitness stores. The Company closed three additional Speedo Authentic Fitness stores in January 2003. The closing of the domestic outlet retail stores and the related sale of inventory generated net proceeds of $23.2 million through January 4, 2003. During Fiscal 2003, the Company decided to close the remaining 44 Speedo Authentic Fitness retail stores. The results of operations for these 44 stores have been included in income (loss) from discontinued operations in accordance with SFAS 144. Beginning with the first quarter of Fiscal 2003, the operating results of the remaining one Speedo Authentic Fitness store (being the online store) were included in the results of operations of the Swimwear Group and the remaining Calvin Klein full price and outlet retail stores were included in the Intimate Apparel Group.

For Fiscal 2002, net revenues decreased $78.7 million, or 56.2%, to $61.3 million compared to $139.9 million in Fiscal 2001. The decrease in net revenues reflects the reduction in the number of retail outlet stores and Speedo Authentic Fitness stores the Company operates. The Penhaligon's business was sold in February 2002 and IZKA, a French retail subsidiary, was liquidated in the third quarter of Fiscal 2002.

    Gross Profit

Gross profit was as follows:

	Fiscal 2002	% of Segment Net Revenues	Fiscal 2001	% of Segment Net Revenues
		(in thousands of dollars)
Intimate Apparel Group	$185,928	33.4%	$75,975	13.1%
Sportswear Group	101,826	21.1%	95,133	17.4%
Swimwear Group	97,628	31.9%	55,093	17.6%
Retail Stores Group	24,406	39.8%	41,781	29.9%
Total gross profit	$409,788	29.1%	$267,982	16.9%

Gross profit for Fiscal 2002 increased $141.8 million, or 52.9%, to $409.8 million compared to $268.0 million in Fiscal 2001. Gross margin for Fiscal 2002 was 29.1% compared to 16.9% in Fiscal 2001. The improvement in gross margin reflects the more favorable mix of full price sales, improved markdown and allowance experience, improved manufacturing efficiencies and more efficient product sourcing.

    Intimate Apparel Group

Intimate Apparel Group gross profit increased $110.0 million, or 145%, to $185.9 million in Fiscal 2002 from $76.0 million in Fiscal 2001. The increase in gross profit reflects more favorable sales allowance experience of $38.4 million, improved manufacturing efficiency, including lower manufacturing and product procurement variances of $91.3 million and more favorable selling mix of $18.9 million, offset by lower sales volume. The more efficient manufacturing operations include the effect of closing certain manufacturing operations and the elimination of excess production capacity that was initiated as part of the Company's restructuring efforts. Gross margin increased from 13.1% in Fiscal 2001 to 33.4% in Fiscal 2002. The improved gross margin primarily reflects the more favorable markdown experience, more efficient manufacturing operations and the more favorable sales mix.

    Sportswear Group

Sportswear Group gross profit increased $6.7 million, or 7.0%, to $101.8 million in Fiscal 2002 from $95.1 million in Fiscal 2001. The increase in gross profit reflects improved sales allowance experience of $17.0 million, favorable manufacturing and product procurement variances of $17.0 million and a more favorable regular to off-price sales mix of $1.0 million. The improved product procurement variances reflect the shift from internally manufactured jeans products to third party sourced products and tighter inventory controls resulting in lower write-downs for excess and obsolete products. Gross margin increased from 17.4% in Fiscal 2001 to 21.1% in Fiscal 2002 due primarily to the more favorable sales allowance experience, more efficient product procurement operations and more favorable sales mix.

    Swimwear Group

Swimwear Group gross profit increased $42.5 million, or 77.2%, to $97.6 million in Fiscal 2002 from $55.1 million in Fiscal 2001. The increase in gross profit reflects more favorable sales allowance experience of $23.5 million, more efficient manufacturing operations which resulted in favorable manufacturing and product procurement variances of $40.8 million, and more favorable sales mix of $1.7 million, offset by lower sales volume. The improvement in manufacturing efficiency reflects a shift in manufacturing from domestic to off-shore operations and better product sourcing from third parties. Gross margin improved from 17.6% in Fiscal 2001 to 31.9% in Fiscal 2002. The increase in gross margin reflects improved sales allowance experience, more efficient manufacturing operations and better sales mix.

    Retail Stores Group

Retail Stores Group gross profit decreased $17.4 million, or 41.6%, to $24.4 million in Fiscal 2002 from $41.8 million in Fiscal 2001, primarily as a result of lower sales volume due to the closing of the domestic outlet retail stores and unprofitable Authentic Fitness retail stores. Gross margin increased from 29.9% in Fiscal 2001 to 39.8% in Fiscal 2002. The improvement in gross margin primarily reflects the closing of unprofitable outlet and Authentic Fitness stores and the elimination of the related markdown expenses. The improved gross margin also reflects the higher mix of full price stores. The Company's full price retail stores earn significantly higher margins than its outlet retail stores earned.

    Selling, General and Administrative Expenses

Selling, general and administrative expenses for Fiscal 2002 decreased $167.6 million, or 30.9%, to $374.3 million compared to $541.9 million in Fiscal 2001. Selling, general and administrative expenses as a percentage of net revenues were 26.6% in Fiscal 2002 compared with 34.2% in Fiscal 2001. The decrease in selling, general and administrative expenses reflects lower marketing expenses, lower amortization expense of $33.3 million (due to the adoption of SFAS 142 effective January 6, 2002), lower retail expenses of $37.1 million due to the reduction in the number of retail stores the Company operates, lower expenses in the Intimate Apparel Group of $60.9 million related to lower distribution expenses due to the consolidation of certain of the Company's distribution facilities in Duncansville, Pennsylvania, cost saving measures implemented as part of the Company's restructuring efforts, the discontinuance of the Fruit of the Loom and Weight Watchers business units and the sale of GJM. Marketing expenses decreased approximately $30.7 million, or from 8.4% of net revenues in Fiscal 2001, to 7.4% of net revenues in Fiscal 2002, due primarily to a decrease in cooperative advertising expenses of $15.2 million and lower sales volume which decreased the amount the Company was required to pay certain licensors for national advertising.

    Operating Loss

The following table presents operating income (loss) by Group:

	Fiscal 2002	% of Net Revenues	Fiscal 2001	% of Net Revenues
		(in thousands of dollars)
Intimate Apparel Group	$51,906	3.7%	$(85,335)	–5.4%
Sportswear Group	20,185	1.4%	(9,096)	–0.6%
Swimwear Group	28,561	2.0%	(9,933)	–0.6%
Retail Stores Group	(3,353)	–0.2%	(16,309)	–1.0%
Group operating income (loss)	97,299	6.9%	(120,673)	–7.6%
Unallocated corporate expenses	(67,230)	–4.8%	(156,217)	–9.9%
Impairment charge	—	0.0%	(64,969)	–4.1%
Reorganization items	(114,495)	–8.1%	(171,898)	–10.9%
Operating loss	$(84,426)	–6.0%	$(513,757)	–32.5%

Operating loss decreased $429.3 million to $84.4 million (–6.0% of net revenues) in Fiscal 2002 compared to an operating loss of $513.8 million (–32.5% of net revenues) in Fiscal 2001. The decrease in operating loss reflects the increase in gross margin to 29.1% from 16.9% and the decrease in selling, general and administrative expenses to 26.6% of net revenues from 34.2% of net revenues. The improvement in gross margin reflects the better regular to off-price sales mix, improved management of customer sales allowance and markdown deductions and improved manufacturing efficiencies, as noted above. The decrease in selling, general and administrative expenses reflects the lower depreciation and amortization (due to the adoption of SFAS 142 in January 2002), lower cooperative advertising expenses, lower retail selling costs and other cost savings, as noted above. Operating income (loss) includes the impact of a reduction in certain capitalized design, merchandising and other product related costs of $23.6 million and $9.6 million in Fiscal 2002 and Fiscal 2001, respectively. Operating income also includes the impact of lease expenses incurred prior to the GECC settlement of $8.2 million and $16.5 million in Fiscal 2002 and Fiscal 2001, respectively.

    Intimate Apparel Group

Intimate Apparel Group operating income (loss) was as follows:

	Fiscal 2002	% of Brand Net Revenues	Fiscal 2001	% of Brand Net Revenues
		(in thousands of dollars)
Warner's/Olga/Body Nancy Ganz	$13,601	6.1%	$(72,277)	–33.4%
Calvin Klein underwear	27,736	11.6%	(730)	–0.3%
Lejaby	8,572	9.5%	4,968	6.2%
Total continuing business units	49,909	9.0%	(68,039)	–13.4%
Total discontinued and sold business units	1,997	42.8%	(17,296)	–23.3%
Intimate Apparel Group	$51,906	9.3%	$(85,335)	–14.7%

The Intimate Apparel Group's operating income for Fiscal 2002 increased $137.2 million to $51.9 million compared to an operating loss of $85.3 million in Fiscal 2001. Warner's/Olga operating income for Fiscal 2002 increased $85.9 million, or 118.9%, to $13.6 million compared to an operating loss of $72.3 million in Fiscal 2001, reflecting more favorable experience related to customer sales allowances and markdowns and improved manufacturing efficiencies. Warner's/Olga also benefited from lower selling, general and administrative expenses reflecting the consolidation of Warner's/Olga distribution in Duncansville, Pennsylvania as well as other cost reduction efforts. The increase in Calvin Klein underwear operating income reflects higher gross profit due to higher sales volume and improved gross margins and lower selling, general and administrative expenses. The improved gross margin reflects favorable markdown and allowance experience. Selling, general and administrative expenses decreased due to better bad debt experience and other cost saving measures. Fiscal 2001 includes a $17.3 million loss from the discontinued/sold GJM, Weight Watchers and Fruit of the Loom businesses compared to operating income of $2.0 million in Fiscal 2002. The operating income for Fiscal 2002 related to discontinued/sold business units reflects the settlement of final liabilities and sales of residual inventories for amounts that were more favorable than originally anticipated.

    Sportswear Group

Sportswear Group operating income (loss) was as follows:

	Fiscal 2002	% of Brand Net Revenues	Fiscal 2001	% of Brand Net Revenues
		(in thousands of dollars)
Chaps	$8,947	6.5%	$6,957	3.6%
Calvin Klein jeans/kids	(147)	0.0%	(27,568)	–8.5%
Calvin Klein accessories	761	5.3%	(1,746)	–12.4%
Mass sportswear licensing	10,624	75.4%	13,261	82.2%
Sportswear Group	$20,185	4.2%	$(9,096)	–1.7%

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

    Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Fiscal 2002	% of Brand Net Revenues	Fiscal 2001	% of Brand Net Revenues
		(in thousands of dollars)
Speedo	$21,340	10.6%	$(9,873)	–5.3%
Designer Swimwear	7,875	7.5%	1,443	1.1%
Ubertech	(654)	0.0%	(1,503)	0.0%
Swimwear Group	$28,561	9.3%	$(9,933)	–3.2%

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

    Retail Stores Group

Retail Stores Group operating loss was as follows:

	Fiscal 2002	% of Brand Net Revenues	Fiscal 2001	% of Brand Net Revenues
		(in thousands of dollars)
Outlet retail stores	$(3,755)	–6.7%	$(15,593)	–12.6%
Speedo Authentic Fitness stores	1,475	35.1%	396	11.8%
Penhaligon's	(125)	–18.5%	729	6.3%
IZKA	(948)	–281.3%	(1,841)	–162.6%
Retail Stores Group	$(3,353)	–5.5%	$(16,309)	–11.7%

The decrease in the Retail Stores Group's operating loss for Fiscal 2002 compared to Fiscal 2001 primarily reflects the closing of the Company's outlet retail stores and the liquidation of IZKA. The closing of the outlet retail stores during the year resulted in a decrease in outlet retail stores operating losses from $15.6 million in 2001 to $3.8 million in 2002.

    General Corporate Expenses and Amortization of Intangibles

Operating income also includes the impact of lease expenses incurred prior to the GECC settlement of $16.5 million and $8.2 million in Fiscal 2001 and Fiscal 2002, respectively. General corporate expenses represent corporate expenses that are not allocated to individual operating groups. General corporate expenses and amortization of intangibles decreased $89.0 million to $67.2 million in Fiscal 2002 from $156.2 million in Fiscal 2001. The decrease in general corporate expenses primarily reflects cost savings measures implemented during the second half of Fiscal 2001 and in Fiscal 2002. Amortization expense for Fiscal 2002 was $33.3 million lower than Fiscal 2001 due to the adoption of SFAS 142 on January 6, 2002.

    Impairment Charge

In the fourth quarter of Fiscal 2001 the Company recorded, as part of the results of continuing operations and as part of the loss from discontinued operations, impairment charges related to the write-down of certain intangible assets and goodwill in the amount of $65.0 million in continuing operations and $36.8 million in discontinued operations, respectively.

    Reorganization Items

Due to the Chapter 11 Cases, the Company has recorded certain items directly related to the Chapter 11 Cases including legal and professional fees, asset write-downs, lease termination costs,

employee retention costs, retail store closure provisions and other items totaling $171.9 million and $114.5 million in Fiscal 2001 and Fiscal 2002, respectively. Reorganization items are separately identified in operating loss in the consolidated statement of operations. A summary of reorganization items is as follows:

	Predecessor
	Fiscal 2002	Fiscal 2001
	(in thousands of dollars)
Legal and professional fees	$27,734	$24,206
Employee contracts and retention	25,571	8,638
GECC lease settlement	22,898	—
Write-off of fixed assets related to retail stores closed	13,250	6,105
Facility shutdown costs	7,603	8,440
Lease terminations	9,352	20,591
Sales of Penhaligon's, GJM and Ubertech	3,673	—
Employee benefit costs related to plant closings	3,068	821
Aviation and other assets	1,176	1,650
Losses from write-offs and sales of fixed assets	170	31,258
Company-obligated mandatorily redeemable preferred securities (a)	—	21,411
Systems development abandoned	—	33,066
Deferred financing fees	—	34,599
Interest rate swap gain	—	(18,887)
	$114,495	$171,898
Cash portion of reorganization items	$58,121	$36,803
Non-cash portion of reorganization items	$56,374	$135,095

(a)	Includes original issue discount and deferred bond issue costs of $4.8 million net of accumulated amortization.

The increase in employee contracts and retention costs to $25.6 million in Fiscal 2002 from $8.6 million in Fiscal 2001 reflects a full 12 months of retention accruals in Fiscal 2002 compared to six months in Fiscal 2001 and $8.7 million of employee termination costs related to the European consolidation plan. Lease termination costs are primarily related to the closing of the Company's domestic outlet retail stores and the reorganization of its Speedo Authentic Fitness full-price retail stores. Lease termination costs for Fiscal 2001 include $2.6 million related to the settlement of lease obligations related to a Mexican manufacturing facility. Losses from write-offs and sales of fixed assets include the write-off of goodwill related to the Company's GJM and IZKA business units of approximately $31.7 million in Fiscal 2001.

    Investment Loss

Investment loss for Fiscal 2001 was $6.5 million. The investment loss reflects the adjustment of amounts due under the equity forward purchase agreements ("Equity Agreements") entered into in connection with the Company's stock repurchase program based upon changes in the price of the Old Common Stock. No comparable adjustment was recorded in Fiscal 2002 because the Equity Agreements are liabilities subject to compromise. Investment gain of $0.1 million for Fiscal 2002 represents the unrealized appreciation in the market value of certain marketable securities received by the Company in various bankruptcy and other settlements. The Company's practice with respect to such securities is to sell such securities as soon as practicable.

    Interest Expense

Interest expense decreased $102.2 million to $20.0 million in Fiscal 2002 compared with $122.2 million in Fiscal 2001. As of June 11, 2002, the Company stopped accruing interest on $2.3 billion of pre-petition debt (not including certain foreign debt agreements). Interest expense for Fiscal 2002 primarily reflects interest and related fees on the Amended DIP and interest on certain foreign debt.

The Company had repaid all amounts borrowed under the Amended DIP prior to the start of the third quarter of Fiscal 2002. Certain of the Company's foreign debt agreements were subject to standstill and inter-creditor agreements with its pre-petition lenders. The Company continued to accrue interest on these foreign debt agreements. The Company repaid the outstanding principal amount and accrued interest on the foreign debt of $106.1 million as part of the consummation of the Reorganization Plan on February 4, 2003. Interest expense for Fiscal 2002 includes $9.8 million of interest on these foreign debt agreements. Interest expense for Fiscal 2002 includes interest income of $3.0 million related to tax refunds received by the Company in June 2002 and interest earned on cash balances held in the Company's cash collateral accounts.

    Income Taxes

The Company has incurred operating losses in the United States in Fiscal 2001 and 2002 and, as a result, did not owe federal income taxes. The Company has taxable income in foreign countries and, as a result, pays foreign income taxes. The income tax provision from continuing operations for Fiscal 2002 was $49.6 million, which consisted primarily of an increase in the valuation allowance of $44.6 million resulting mainly from the adoption of SFAS 142, a tax provision of $32.8 million relating to a distribution of foreign earnings and a tax provision of $3.7 million relating to earnings from foreign operations, offset by a tax benefit of $36.5 million relating to the Company's pre-tax operating loss of $104.3 million. This compares to a provision for income taxes for continuing operations in Fiscal 2001 of $151.0 million, which consisted of an increase in the valuation allowance of $135.0 million and a tax provision of $16.0 million relating to earnings from foreign operations. The Company files tax returns in over 100 jurisdictions around the world. Such tax returns are the subject of routine examinations by federal, state and local authorities on an ongoing basis. The Company does not believe that any of the open examinations will result in a material liability, either individually or in the aggregate, to its financial position or results of operations.

Capital Resources and Liquidity

    Financing Arrangements

    Senior Notes

On June 12, 2003, Warnaco Inc. completed the sale of $210.0 million Senior Notes at par. The Senior Notes mature on June 15, 2013. The Senior Notes bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco and substantially all of Warnaco Inc.'s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco Inc.'s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at January 3, 2004. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7.1 million. In connection with the offering of the Senior

Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco Inc. and the guarantor subsidiaries to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of fiscal 2004.

    Interest Rate Swap Agreement

On September 18, 2003, the Company entered into an interest rate swap agreement with respect to the Senior Notes for a total notional amount of $50 million. The swap provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (5.34% at January 3, 2004). As a result of the swap, the weighted average effective interest rate of the Senior Notes was reduced to 8.03% as of January 3, 2004. The swap agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the swap a fair value hedge of the changes in fair value of $50 million aggregate principal amount of the $210 million aggregate principal amount of Senior Notes outstanding. As of January 3, 2004, the fair value of the swap agreement was a loss of $0.5 million, which is offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the swap match the provisions of the hedged debt.

    Exit Financing Facility

On the Effective Date, the Company entered into the Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.50% (5.50% at January 3, 2004) or at LIBOR plus 2.50% (approximately 3.7% at January 3, 2004). The Company purchases LIBOR contracts when it expects borrowing to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.50%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of January 3, 2004, the Company was in compliance with the covenants of the Exit Financing Facility. The Exit Financing Facility is guaranteed by Warnaco and substantially all of the domestic subsidiaries of Warnaco Inc. and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. Initial borrowings under the Exit Financing Facility on the Effective Date were $39.2 million. As of January 3, 2004, the Company had repaid all amounts owing under the Exit Financing Facility and had approximately $41.4 million of cash available as collateral against outstanding letters of credit of $66.2 million. At January 3, 2004, the Company had $132.5 million of credit available under the Exit Financing Facility.

On November 12, 2003, the Company's lenders approved an amendment to the Exit Financing Facility to modify certain definitions and covenants and to permit certain asset sales, permit the use of cash balances to fund acquisitions and allow the Company to repurchase up to $10 million of the Company's outstanding Senior Notes after June 30, 2004.

    Second Lien Notes

In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200.9 million Second Lien Notes to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 1145(a) of the Bankruptcy

Code. The Second Lien Notes were scheduled to mature on February 4, 2008, subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bore an annual interest rate which was the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contained certain covenants that, among other things, limited investments and asset sales, and prohibited the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes were guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, were secured by a second priority lien on substantially the same assets which secured the Exit Financing Facility. The Second Lien Notes were payable in equal annual installments of $40.2 million beginning in April 2004 through April 2008. Second Lien Note principal payments could only be made if the Company achieved a defined fixed charge coverage ratio and had additional borrowing availability, after the principal payment, of $75 million or more under the Exit Financing Facility.

On June 12, 2003, the Company repaid all outstanding principal and accrued interest on the Second Lien Notes of $202.9 million with the proceeds from the Company's offering of the Senior Notes.

    Liquidity

The Company emerged from bankruptcy on February 4, 2003. Initial borrowings under the Exit Financing Facility were $39.2 million on February 4, 2003, all of which were repaid by January 3, 2004. As of January 3, 2004, the Company had $41.4 million of cash available to collateralize $66.2 million of letters of credit outstanding.

At January 3, 2004, debt had decreased $35.4 million to $211.1 million from $246.5 million at February 4, 2003 (the date the Company emerged from bankruptcy). Cash at January 3, 2004 had increased $32.8 million to $53.5 million from $20.7 million (not including restricted cash of $6.2 million) at February 4, 2003. The decrease in debt and increase in cash is the result of strong cash flows from operations during the period February 5, 2003 to January 3, 2004.

During Fiscal 2002, the Company operated under the provisions of the Bankruptcy Code, which directly affected its cash flows. Operating under the protection of the Bankruptcy Court, the Company made improvements in its operations and sold certain assets, thereby improving its cash position subsequent to June 11, 2001 through February 4, 2003. The Company was not permitted to pay any pre-petition liabilities without prior approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations. The Company had $2,486 million of pre-petition liabilities outstanding at January 4, 2003, including $349.7 million of trade drafts and $164.8 million of accounts payable and accrued liabilities. From June 11, 2001 through January 4, 2003, the Company sold certain personal property, certain owned buildings and land and other assets for $36.2 million, including $23.2 million from the sale of inventory associated with its closed outlet retail stores. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowing under the Amended DIP or to provide collateral for outstanding trade and stand-by letters of credit. The Amended DIP terminated on February 4, 2003.

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

At January 3, 2004, the Company had working capital of $392.8 million including $53.5 million of cash.

The Company believes that cash available under the Exit Financing Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next three years. If the Company requires additional sources of capital, it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

    Cash Flows

The following discussion of cash flows for Fiscal 2003 includes cash flows for the period January 5, 2003 to February 4, 2003 combined with cash flows for the period February 5, 2003 to January 3, 2004, in order to provide comparison to Fiscal 2002. The following table summarizes the cash flows from the Company's operating, investing and financing activities for Fiscal 2003, 2002 and 2001.

	Fiscal 2003	Fiscal 2002	Fiscal 2001
		(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$61,077	$222,381	$(409,010)
Discontinued operations	(5,601)	3,867	(13,831)
Net cash provided by (used in) investing activities:
Continuing operations	(15,480)	16,451	(19,530)
Discontinued operations	(586)	(266)	(1,903)
Net cash provided by (used in) financing activities:
Continuing operations	(112,482)	(176,273)	474,740
Discontinued operations	—	(556)	(130)
Translation adjustments	12,504	8,863	(1,854)
Increase (decrease) in cash	$(60,568)	$74,467	$28,482

For Fiscal 2003, cash provided by operating activities from continuing operations was $61.1 million compared to $222.4 million in Fiscal 2002 and cash used in operating activities of $409.0 million in Fiscal 2001. Cash provided by operating activities in Fiscal 2003 reflects positive net income, improvements in accounts receivable and inventory management, partially offset by the seasonal reduction in accounts payable primarily related to the purchase of swimwear inventory and cash payments of severance and other items related to the Company's restructuring of its French manufacturing operations. Cash provided by operating activities in Fiscal 2002 reflects the reductions in inventory and accounts receivable amounting to $156.2 million. The reduction in working capital was accomplished as part of the Company's turnaround plan in Fiscal 2002 as well as the sale of inventory related to the closing of the Company's domestic outlet retail stores. The sale of domestic outlet store inventory accounted for approximately $23.2 million of cash flow in Fiscal 2002. In addition, cash interest payments for Fiscal 2003 include the initial payment on the Senior Notes in December 2003 of $9.3 million and the payment of interest on foreign debt in January 2003 of approximately $9.8 million. Fiscal 2002 also includes the payment of professional fees and expenses related to the Company's bankruptcy of $58.1 million. Cash flow used in operating activities in Fiscal 2001 primarily reflects the repurchase of the Company's accounts receivable of $185.0 million and operating losses.

For Fiscal 2003, cash used in investing activities was $15.5 million compared to cash provided from investing activities of $16.1 million in Fiscal 2002. Cash used in investing activities in Fiscal 2003 primarily reflects capital expenditures of $26.2 million, partially offset by the net proceeds from the sale of the White Stag trademark to Wal-Mart Stores, Inc. of $9.5 million. Cash provided from investing activities for Fiscal 2002 includes capital expenditures of $10.9 million offset by proceeds from the sale of GJM and Penhaligon's of $20.6 million and other asset sales of $6.5 million. Cash flow used in investing activities for Fiscal 2001 reflects capital expenditures of $22.8 million, partially offset by proceeds from the sales of assets.

Cash used in financing activities for both Fiscal 2003 and Fiscal 2002 primarily reflects the repayment of amounts outstanding on the Exit Financing Facility and other debt agreements.

Financing activities for Fiscal 2003 include the gross proceeds of $210.0 million from the issuance of the Senior Notes in June 2003, offset by the repayment of the principal balance of the Second Lien Notes of $200.9 million and the payment of underwriting and professional fees associated with the issuance of the Senior Notes of approximately $7.1 million. Cash used in financing activities for Fiscal 2003 includes the payment of outstanding amounts on certain foreign debt agreements of $106.1 million in connection with the Company's emergence from bankruptcy on February 4, 2003. Cash provided from financing activities in Fiscal 2001 reflects borrowing on the Company's various credit agreements.

Cash flows from discontinued operations primarily reflect losses incurred by those businesses over the past three years and restructuring initiatives related to the Company's European manufacturing operations in Fiscal 2001.

As of January 3, 2004, the Company had repaid all amounts outstanding under the Exit Financing Facility and had approximately $41.3 million of cash available as collateral against outstanding letters of credit of $66.2 million. Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Pursuant to the terms of the Reorganization Plan, the Company distributed $106.1 million of cash to its pre-petition secured creditors on February 4, 2003. The source of the cash distribution was excess cash on hand of $75.5 million and borrowings of $39.2 million under the Exit Financing Facility. The Company also made $8.6 million of cash distributions for various administrative claims and expenses, including bank fees associated with the Exit Financing Facility.

Commitments and Contingencies

	Payments Due by Year
	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands of dollars)
Exit Financing Facility (a)	$—	$—	$—	$—	$—	$—	$—
Severance obligations (b)	12,042	—	—	—	—	—	12,042
Pension plan funding (c)	18,710	18,840	11,190	8,810	3,590	—	61,140
Operating leases (d)	24,730	16,510	12,587	10,712	10,027	60,295	134,861
Minimum royalties (e)	25,908	28,604	30,701	29,655	27,893	268,733	411,494
Trade letters of credit (f)	66,186	—	—	—	—	—	66,186
Senior Notes (g)	—	—	—	—	—	210,000	210,000
Other long-term debt	1,132	—	—	—	—	—	1,132
Total	$148,708	$63,954	$54,478	$49,177	$41,510	$539,028	$896,855

(a)	The Exit Financing Facility matures on February 4, 2007. There were no amounts outstanding under the Exit Financing Facility as of January 3, 2004, therefore no maturity amount is included in the commitments table.
(b)	Reflects estimated severance and other obligations related to the Company's restructuring activities. See Note 9 of Notes to Consolidated Financial Statements.
(c)	Estimates of total Pension Plan funding are subject to final adjustment based on the investment performance of the Pension Plan's assets, changes in actuarial assumptions and other factors.
(d)	See Note 23 of Notes to Consolidated Financial Statements.
(e)	Includes all minimum royalty obligations. Some of the Company's license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year.
(f)	Trade letters of credit represent obligations to suppliers for inventory purchases. The trade letters of credit generally have maturities of six months or less and will only be paid upon satisfactory delivery of the inventory by the supplier. The Company also has contingent liabilities under standby letters of credit in the amount of $20.6 million representing guarantees of performance under various contractual obligations. These commitments will only be drawn if the Company fails to meet its obligations under the related contract.
(g)	The Senior Notes mature on June 15, 2013. See Note 19 of Notes to Consolidated Financial Statements.

Seasonality

The operations of the Company are somewhat seasonal. In Fiscal 2003, approximately 54.1% of the Company's net revenues were generated in the first half of the fiscal year. The Company's Swimwear business is seasonal; approximately 70.3% of the Swimwear Group's net revenues were generated in the first half of Fiscal 2003. The working capital needs of the Swimwear Group are highest during the periods when the Company's other businesses have their lowest working capital requirements. Sales and earnings from the Company's other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2002 and Fiscal 2003.

			For the Three Months Ended

	Period January 5, 2003 to February 4, 2003	Period February 5, 2003 to April 5, 2003	April 5, 2003	July 5, 2003	October 4, 2003	January 3, 2004	April 6, 2002	July 6, 2002	October 5, 2002	January 4, 2003
				(in millions of dollars)
Net revenues	110.2	312.7	422.9	320.3	293.8	337.4	388.9	360.0	320.3	339.1
Operating income (loss)	(19.1)	42.9	23.8	(9.8)	(1.6)	18.7	3.0	(27.0)	(11.2)	(49.3)
Cash flow provided by (used in) operating activities	(24.9)	(12.2)	(37.1)	77.0	9.6	31.4	43.0	175.4	(15.2)	29.2

Inflation

The Company does not believe that the relatively moderate levels of inflation in the United States, Canada and Western Europe have had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, it has been able to offset such effects by increasing prices or instituting improvements in productivity. Mexico historically has been subject to high rates of inflation; however, the effects of inflation on the operation of the Company's Mexican subsidiaries have not had a material effect on the results of the Company in any of the last three fiscal years.

Off-Balance Sheet Arrangements

The Company is not engaged in any off-balance sheet arrangements through unconsolidated limited purpose entities.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). FIN 46 clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when FIN 46 becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify certain provisions of FIN 46. FIN 46R is effective for the Company's first quarter of fiscal 2004. FIN 46R will not have a material effect on the Company's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have an effect on the Company's consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments that could previously be accounted for as equity. SFAS 150 requires those instruments be classified as liabilities in statements of financial position and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial statements.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including general economic conditions affecting the apparel industry, changing fashion trends, pricing pressures which may cause the Company to lower its prices, increases in the prices of raw materials the Company uses, changing international trade regulation and elimination of quotas on imports of textiles and apparel, the Company's history of losses, the Company's ability to protect its intellectual property rights, the Company's dependency on a limited number of customers, the Company's dependency on the reputation of its brand names, the Company's exposure to conditions in overseas markets, the competition in the Company's markets, the comparability of financial statements for periods before and after the Company's adoption of fresh start accounting, the Company's history of insufficient disclosure controls and procedures and internal controls and restated financial statements, the Company's future plans concerning guidance regarding its results of operations, the effect of the SEC's investigation, the effect of local laws and regulations, shortages of supply of sourced goods or interruptions in the Company's manufacturing, the Company's level of debt, the Company's ability to obtain additional financing, the restrictions on the Company's operations imposed by its revolving credit facility and the indenture governing the Senior Notes and the Company's ability to service its debt. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of its stock.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Prior to the Petition Date, the Company selectively used financial instruments to manage these risks.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. As of January 3, 2004, the Company did not have any borrowings outstanding under the Exit Financing Facility. However, if the initial borrowing of $39.2 million at February 4, 2003 had been outstanding for the entire fiscal year, a hypothetical adverse change in interest rates of 100 basis points as of February 4, 2003 (i.e., an increase from the Company's actual interest rate of 3.67% at January 3, 2004 to 4.67%) would have resulted in an increase of approximately $0.4 million per year in interest expense. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Second Lien Notes or the Senior Notes, as the minimum interest rate on the Second Lien Notes was significantly higher than the current variable interest rate plus the applicable margin and the interest rate on the Senior Notes is fixed. See Note 19 of Notes to Consolidated Financial Statements.

In September 2003, the Company entered into an interest rate swap, effectively converting $50 million of its fixed rate Senior Notes to variable rate debt. By entering into the swap agreement, the Company agreed to exchange the difference between the fixed and variable interest rates on the $50 million notional amount semi-annually. The interest rate swap outstanding on January 3, 2004 meets the requirements of SFAS 133 as a fair value hedge of an aggregate principal amount of $50 million of the Company's outstanding Senior Notes. Accordingly, gains and losses arising from the changes in the fair market value of the swap are completely offset against changes in the fair market value of the Senior Notes. The fair value loss on the interest rate swap on January 3, 2004 was $0.5 million based on quoted market prices. The swap expires in June 2013. A hypothetical adverse change in interest rates of 100 basis points as of January 3, 2004 (i.e., an increase from the Company's actual interest rate of 5.27% to 6.27%) would result in an increase in interest expense of $0.5 million, on an annualized basis, related to the notional amount of $50 million.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the euro. Prior to the Petition Date, the Company entered into foreign currency forward and option contracts to mitigate the risk of doing business in foreign currencies. As of January 3, 2004, the Company had no such financial instruments outstanding.

Item 8.    Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 15 of Part IV.

Item 9.	Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In the course of finalizing the Company's Fiscal 2003 financial statements, the Company, after consultation with its auditors, determined that its Calvin Klein jeans license, which had been classified as an indefinite lived asset and thus not amortized, should be classified as a finite lived asset and amortized over the remaining license period of 42 years commencing February 5, 2003. As a result, consolidated results of operations for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of Fiscal 2003 and the consolidated balance sheet at February 4, 2003 have been restated. Company management considered whether the restatement, as discussed in Notes 28 and 29 of Notes to Consolidated Financial Statements, represents a material weakness or breakdown in internal controls. The restatement relates to a highly judgmental area and required the application of complex accounting principles. After consideration, management does not believe that the restatement was the result of a material weakness or breakdown in internal controls or policies and procedures.

In connection with the audit of the Company's consolidated financial statements for Fiscal 2003, Deloitte & Touche LLP did not advise management or the Company's Audit Committee of any material weaknesses or reportable conditions related to the Company's internal controls or its operations.

PART III

Item 10.    Directors and Executive Officers of the Company.

The information required by Item 10 of Part III is incorporated by reference from page 20 of Item 1 of Part 1 included herein and from the Proxy Statement of The Warnaco Group, Inc., relating to the 2004 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2003 year-end.

Item 11.    Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2004 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2003 year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2004 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2003 year-end.

Item 13.    Certain Relationships and Related Transactions.

The information required by Item 13 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2004 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2003 year-end.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2004 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2003 year-end.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.    The Consolidated Financial Statements of The Warnaco Group, Inc.

Page
Independent Auditors' Report	F-1
Consolidated Balance Sheets as of January 3, 2004, February 4, 2003 and January 4, 2003	F-2
Consolidated Statements of Operations for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and the years ended January 4, 2003 and January 5, 2002	F-3
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and the years ended January 4, 2003 and January 5, 2002	F-4
Consolidated Statements of Cash Flows for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and the years ended January 4, 2003 and January 5, 2002	F-5
Notes to Consolidated Financial Statements	F-7—F-80
2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts and Reserves	A-1

All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    List of Exhibits.

Exhibit No.	Description of Exhibit
2.1	Sale and Purchase Agreement, dated December 18, 2001, between Mullion International Limited and Royal Holdings, Inc. (incorporated by reference to Exhibit 2.3 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.2	Deed of Variation, dated February 8, 2002, among Mullion International Limited, Royal Holdings, Inc. and Cradle Penhaligon's Limited (incorporated by reference to Exhibit 2.4 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.3	Stock and Asset Sale Agreement, dated as of December 21, 2001, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited (incorporated by reference to Exhibit 2.5 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.4	Consent and Waiver, dated as of January 21, 2002, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited (incorporated by reference to Exhibit 2.6 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.5	Consent and Waiver, dated as of February 1, 2002, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited (incorporated by reference to Exhibit 2.7 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.6	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 10-Q filed on November 18, 2002).*
2.7	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.'s Form 10-Q filed November 18, 2002).*
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*

Exhibit No.	Description of Exhibit
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the Administrative Agent, the Lenders, the Issuing Banks, the Syndication Agent and Salomon Smith Barney Inc. and J.P. Morgan Securities, Inc., as joint lead managers and joint lead book managers (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.2	Amendment No. 1, Consent and Waiver, dated as of November 12, 2003, to the Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the financial institutions from time to time party thereto as lenders, the financial institutions from time to time party thereto as issuers, Citicorp North America, as administrative agent and collateral agent for the Lenders and the Issuers, JPMorgan Chase Bank, as syndication agent for the Lenders and the Issuers and Bank of America, NA, The CIT Group/Commercial Services Inc., and Congress Financial Corporation (Central), each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*
10.3	Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco Inc., as a grantor, the Guarantors and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.4	Intercreditor Agreement, dated as of February 4, 2003, among the Administrative Agent, the Indenture Trustee, the Collateral Trustee, Warnaco and the Guarantors (incorporated by reference to Exhibit 99.4 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.5	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.'s Registration Statement on Form S-1 (File No. 33-4587)).*
10.6	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.7	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.8	Summary of Key Domestic Employee Retention Plan (incorporated by reference to Exhibit 10.51 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.9	Letter Agreement, dated April 30, 2001, between The Warnaco Group, Inc. and Alvarez & Marsal, Inc. (incorporated by reference to Exhibit 10.52 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.10	Employment Agreement, dated as of June 11, 2001, between The Warnaco Group, Inc. and Antonio C. Alvarez II (incorporated by reference to Exhibit 10.53 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.11	Amended Employment Agreement, dated as of June 11, 2001, between The Warnaco Group, Inc. and Antonio C. Alvarez II (incorporated by reference to Exhibit 10.42 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*

Exhibit No.	Description of Exhibit
10.12	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.13	Agreement to Extend Amended Employment Agreement between The Warnaco Group, Inc. and Antonio C. Alvarez II, dated July 16, 2002 (incorporated by reference to Exhibit 10.54 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.14	Letter Agreement, dated January 29, 2003, by and between Alvarez & Marsal, Inc. and The Warnaco Group, Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
10.15	Letter Agreement, dated March 18, 2003, by and between Alvarez & Marsal, Inc. and The Warnaco Group, Inc. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*##
10.16	Employment Agreement, dated as of April 14, 2003, by and between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by The Warnaco Group, Inc. on May 20, 2003).*
10.17	Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on October 30, 2003).*
10.18	Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.19	Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.20	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to the Warnaco Group, Inc.'s Form 10-Q filed November 18, 2003).*#
10.21	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.22	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.23	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.24	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.25	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*

Exhibit No.	Description of Exhibit
10.26	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*##
10.27	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.28	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.'s Annual Report on Form 10-K filed April 4, 2003).*
10.29	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.'s Annual Report on Form 10-K filed April 4, 2003).*##
10.30	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*##
10.31	License Agreement, dated as of March 1, 2003, by and between Nautica Apparel, Inc. and Authentic Fitness Corporation (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.'s Annual Report on Form 10-K filed April 4, 2003).*##
10.32	Amended and Restated Master Agreement of Sale, dated as of September 30, 1998, among Warnaco Inc., as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.33	Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear Company, as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.34	Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street, Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.35	Parallel Purchase Commitment, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller and certain commercial lending institutions, as the Banks, and Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.36	Receivables Purchase Agreement, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller, Gregory Street, Inc., as Servicer, Liberty Street Funding Corp., and Corporate Asset Funding Company, Inc. as Investors and The Bank of Nova Scotia, as Agent, and Citicorp North America, Inc., as Co-Agent (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*

Exhibit No.	Description of Exhibit
10.37	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors' Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.'s Annual Report on Form 10-K filed April 4, 2003).*
10.38	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed on May 24, 1994).*
10.39	Sublicense Agreement, dated as of November 2003, by and between Sweetface Fashion Company, LLC and Warnaco Inc.†#
12.1	Computation of Ratio of Earnings to Fixed Charges.†
18.1	Letter Regarding Change in Accounting Principle.†
21.1	Subsidiaries of The Warnaco Group, Inc.†
23.1	Consent of Deloitte and Touche LLP.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

(b)	Reports on Form 8-K.

On November 12, 2003, the Company furnished a Current Report on Form 8-K dated November 12, 2003. The Form 8-K reported at Item 12 that the Company issued a press release announcing third quarter and year-to-date results for the period ended October 4, 2003.

On December 10, 2003, the Company furnished a Current Report on Form 8-K dated December 10, 2003. The Form 8-K reported at Item 9 that, among other things, the Company issued a press release announcing it would undertake certain additional restructuring initiatives.

On January 7, 2004, the Company filed a Current Report on Form 8-K dated January 7, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing the unexpected death of its Non Executive Chairman, Stuart D. Buchalter, on January 6, 2004. In addition, the Form 8-K reported that the Company issued a press release announcing that Robert A. Bowman had been elected to its Board of Directors, filling a vacancy created by the resignation of Antonio C. Alvarez II on January 5, 2004.

On March 3, 2004, the Company filed a Current Report on Form 8-K dated March 2, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing that Charles R. Perrin has been elected Non-Executive Chairman of the Company's Board of Directors.

On March 8, 2004, the Company furnished a Current Report on Form 8-K dated March 8, 2004. The Form 8-K reported at Item 12 that the Company issued a press release announcing fourth quarter and fiscal year 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 2004.

THE WARNACO GROUP, INC.
By:	/s/ JOSEPH R. GROMEK
Name: Joseph R. Gromek Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH R. GROMEK	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2004

(Joseph R. Gromek)

/s/ LAWRENCE R. RUTKOWSKI	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

(Lawrence R. Rutkowski)

/s/ CHARLES R. PERRIN	Non-Executive Chairman of the Board of Directors	March 18, 2004

(Charles R. Perrin)

/s/ DAVID A. BELL	Director	March 18, 2004

(David A. Bell)

/s/ ROBERT A. BOWMAN	Director	March 18, 2004

(Robert A. Bowman)

/s/ RICHARD KARL GOELTZ	Director	March 18, 2004

(Richard Karl Goeltz)

/s/ SHEILA A. HOPKINS	Director	March 18, 2004

(Sheila A. Hopkins)

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of
The Warnaco Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. and its subsidiaries (the "Company") as of January 3, 2004 and February 4, 2003 ("Successor Company balance sheets") and January 4, 2003 ("Predecessor Company balance sheet"), and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss) and of cash flows for the eleven months ended January 3, 2004 ("Successor Company operations"), the one month ended February 4, 2003, and the years ended January 4, 2003 and January 5, 2002 ("Predecessor Company operations"). Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, on January 16, 2003, the Bankruptcy Court entered into an order confirming the Company's Reorganization Plan which became effective on February 4, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

As discussed in Note 28, the accompanying consolidated balance sheet as of February 4, 2003 has been restated.

As discussed in Note 13 to the consolidated financial statements, during the eleven months ended January 3, 2004, the Successor Company changed its method of accounting for defined benefit pension plans.

As discussed in Note 16 to the consolidated financial statements, effective January 5, 2002, the Predecessor Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and its subsidiaries as of January 3, 2004 and February 4, 2003, and the results of its operations and its cash flows for the eleven months ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of January 4, 2003, and the results of its operations and its cash flows for the one month ended February 4, 2003, and the years ended January 4, 2003 and January 5, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York

March 18, 2004

THE WARNACO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share data)

	Successor		Predecessor
	January 3,	February 4,	January 4,
	2004	2003	2003
		(As Restated) (See Note 28)
ASSETS
Current assets:
Cash	$53,457	$20,706	$114,025
Restricted cash	—	6,200	6,100
Accounts receivable, less reserves of $57,436 as of January 3, 2004, $0 as of February 4, 2003 and $87,512 as of January 4, 2003	209,491	190,390	182,303
Inventories, net	279,839	348,033	345,268
Prepaid expenses and other current assets	54,930	53,548	48,952
Assets held for sale	1,202	1,485	1,458
Assets of discontinued operations	27,125	—	—
Deferred income taxes	9,670	7,399	2,972
Total current assets	635,714	627,761	701,078
Property, plant and equipment - net	96,865	129,357	156,712
Other assets:
Licenses, trademarks, intangible and other assets, less accumulated amortization of $15,796 as of January 3, 2004, $0 as of February 4, 2003 and $19,069 as of January 4, 2003	271,523	361,507	86,827
Deferred financing costs, net	12,837	5,286	463
Notes receivable	15,895	—	—
Deferred income taxes	1,516	—	—
Other assets	5,419	2,703	2,800
Goodwill	47,929	—	—
Total other assets	355,119	369,496	90,090
	$1,087,698	$1,126,614	$947,880
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise:
Current liabilities:
Current portion of long-term debt	$—	$5,050	$5,765
Revolving credit facility	—	39,200	—
Accounts payable	96,074	122,376	103,630
Accrued liabilities	99,623	95,982	92,706
Accrued pension obligations	18,710	9,320	9,320
Liabilities of discontinued operations	7,440	—	—
Accrued income taxes payable	21,048	28,140	28,420
Total current liabilities	242,895	300,068	239,841
Long-term debt	211,132	202,202	1,252
Deferred income taxes	58,946	49,640	4,964
Other long-term liabilities	52,064	71,156	71,837
Liabilities subject to compromise	—	—	2,486,082
Commitments and contingencies (Notes 6, 9, 13, 23 and 26)
Stockholders' equity (deficiency):
Successor preferred stock: $0.01 par value, 20,000,000 shares authorized, Series A preferred stock, $0.01 par value, 112,500 shares authorized as of January 3, 2004 and February 4, 2003; none issued or outstanding	—	—	—
Successor common stock: $0.01 par value, 112,500,000 shares authorized, 45,188,683 and 44,999,973 issued and outstanding as of January 3, 2004 and February 4, 2003, respectively	452	450	—
Predecessor Class A common stock: $0.01 par value, 130,000,000 shares authorized, 65,232,594 issued and outstanding as of January 4, 2003	—	—	654
Additional paid-in capital	509,117	503,098	908,939
Accumulated other comprehensive income (loss)	11,591	—	(93,223)
Retained earnings (deficit)	1,886	—	(2,358,537)
Predecessor treasury stock, at cost, 12,242,629 shares as of January 4, 2003	—	—	(313,889)
Successor treasury stock, at cost, 22,766 and 0 shares as of January 3, 2004 and February 4, 2003, respectively	(385)	—	—
Unearned stock compensation	—	—	(40)

Total stockholders' equity (deficiency)	522,661	503,548	(1,856,096)
	$1,087,698	$1,126,614	$947,880

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding per share amounts)

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Net revenues	$1,264,249	$110,172	$1,408,242	$1,582,856
Cost of goods sold	862,401	66,593	998,454	1,314,874
Gross profit	401,848	43,579	409,788	267,982
Selling, general and administrative expenses	327,248	32,898	374,320	541,933
Pension expense (income)	(6,488)	—	5,399	2,939
Impairment charge	—	—	—	64,969
Amortization of sales order backlog	11,800	—	—	—
Restructuring items	19,101	—	—	—
Reorganization items	—	29,805	114,495	171,898
Operating income (loss)	50,187	(19,124)	(84,426)	(513,757)
Gain on cancellation of pre-petition indebtedness	—	(1,692,696)	—	—
Fresh start adjustments	—	(765,726)	—	—
Other (income) loss	(2,817)	359	(62)	6,556
Interest expense, net (a)	20,641	1,751	19,972	122,195
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	32,363	2,437,188	(104,336)	(642,508)
Provision for income taxes	12,084	78,150	49,648	150,967
Income (loss) from continuing operations before cumulative effect of change in accounting principle	20,279	2,359,038	(153,984)	(793,475)
Loss from discontinued operations, net of income taxes	(18,393)	(501)	(9,257)	(67,678)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(801,622)	—
Net income (loss)	$1,886	$2,358,537	$(964,863)	$(861,153)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations before accounting change	$0.45	$44.52	$(2.91)	$(15.00)
Loss from discontinued operations	(0.41)	(0.01)	(0.17)	(1.28)
Cumulative effect of accounting change	—	—	(15.13)	—
Net income (loss)	$0.04	$44.51	$(18.21)	$(16.28)

Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	45,061	52,990	52,990	52,911
Diluted	45,463	52,990	52,990	52,911

(a)	Contractual interest was $15,019, $180,237 and $221,577 for the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001, respectively.

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, excluding per share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Treasury Stock	Unearned Stock Compensation	Total
Predecessor
Balance at December 30, 2000	$654	$912,983	$(33,750)	$(532,521)	$(313,840)	$(6,341)	$27,185
Transition adjustments related to the adoption of accounting principle			21,744				21,744
Recognition of deferred gain on interest rate swap			(21,744)				(21,744)
Net loss				(861,153)			(861,153)
Foreign currency translation adjustments			(1,854)				(1,854)
Unrealized gain on marketable securities, net of tax			434				434
Unfunded minimum pension liability			(17,846)				(17,846)
Comprehensive loss							(880,419)
Shares tendered for withholding tax on restricted stock					(49)		(49)
Restricted shares forfeited		(3,929)				3,929	—
Amortization of unearned stock compensation		—				1,999	1,999
Balance at January 5, 2002	654	909,054	(53,016)	(1,393,674)	(313,889)	(413)	(851,284)
Net loss				(964,863)			(964,863)
Foreign currency translation adjustments			153				153
Unrealized loss on marketable securities, net of tax			(195)				(195)
Unfunded minimum pension liability			(40,165)				(40,165)
Comprehensive loss							(1,005,070)
Restricted shares forfeited		(115)				115	—
Amortization of unearned stock compensation						258	258
Balance at January 4, 2003	654	908,939	(93,223)	(2,358,537)	(313,889)	(40)	(1,856,096)
Net income				2,358,537			2,358,537
Foreign currency translation adjustments			244				244
Unrealized gain on marketable securities, net of tax			308				308
Comprehensive income							2,359,089
Amortization of unearned stock compensation						8	8
Reorganization	(204)	(405,841)	92,671		313,889	32	547
Balance at February 4, 2003	450	503,098	—	—	—	—	503,548
Successor
Balance at February 4, 2003	450	503,098	—	—	—	—	503,548
Net income				1,886			1,886
Foreign currency translation adjustments			11,556				11,556
Unrealized gain on marketable
securities, net of tax			35				35
Comprehensive income							13,477
Purchase of treasury stock related to employee stock compensation plans					(385)		(385)
Stock issued in connection with employee stock compensation plans	2	489			—	—	491
Compensation expense in connection with employee stock options and restricted stock		5,530				—	5,530
	$452	$509,117	$11,591	$1,886	$(385)	$—	$522,661

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Cash flow from operating activities:
Net income (loss)	$1,886	$2,358,537	$(964,863)	$(861,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	18,393	501	9,257	67,678
Depreciation and amortization	43,291	4,321	53,240	89,266
Non-cash restructuring items	8,356	—	—	—
Stock compensation	5,530	8	258	1,999
Loss on sale of White Stag trademark	3,829	—		—
Amortization of deferred financing costs	1,682	463	8,508	19,414
Loss (gain) on sale of property, plant and equipment	(1,035)	—	170	37,061
Gain on cancellation of pre-petition indebtedness	—	(1,692,696)	—	—
Fresh start adjustments	—	(765,726)	—	—
Provision for receivable allowances	142,302	8,323	176,816	238,835
Provision for inventory reserves	18,374	3,456	39,112	68,675
Net loss on sale of GJM, Penhaligon's and Ubertech	—	—	3,673	—
Cumulative effect of change in accounting principle, net of taxes	—	—	801,622	—
Provision (benefit) for deferred income tax	(2,191)	77,584	53,347	149,691
Foreign exchange gain	(5,211)	—	—	—
Interest rate swap income	—	—	—	(21,355)
Preferred stock accretion	—	—	—	16,613
Market value adjustment to Equity Agreements	—	—	—	6,556
Non-cash reorganization items	—	15,561	52,531	193,978
Change in operating assets and liabilities:
Accounts receivable	(160,971)	(14,550)	(97,851)	(219,273)
Inventories	35,283	(28,254)	26,499	(15,584)
Prepaid expenses and other assets	2,060	(6,547)	8,550	(9,370)
Accounts payable, accrued expenses and other liabilities	(28,133)	14,274	51,893	12,952
Accrued income taxes	1,903	274	(381)	7
Repurchase of accounts receivable	—	—	—	(185,000)
Net cash provided by (used in) operating activities by continuing operations	85,348	(24,271)	222,381	(409,010)
Net cash provided by (used in) operating activities by discontinued operations	(4,946)	(655)	3,867	(13,831)
Net cash provided by (used in) operating activities	80,402	(24,926)	226,248	(422,841)

Cash flows from investing activities:
Proceeds on disposal of property, plant and equipment	1,216	—	6,814	6,213
Purchase of property, plant and equipment	(25,524)	(643)	(10,972)	(22,824)
Proceeds from sale of business units, net of cash balances	9,471	—	20,609	(1,492)
Increase in intangible and other assets	—	—	—	(1,427)
Net cash provided by (used in) investing activities from continuing operations	(14,837)	(643)	16,451	(19,530)
Net cash provided by (used in) investing activities from discontinued operations	(484)	(102)	(266)	(1,903)

(continued)

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Net cash provided by (used in) investing activities	(15,321)	(745)	16,185	(21,433)

Cash flows from financing activities:
Repayments of GECC debt	(4,890)	(715)	(3,458)	—
Repayments of capital lease obligations	(288)	—	(2,346)	(808)
Repayments of Second Lien Notes	(200,942)	—	—	—
Payment of deferred financing costs	(9,233)	—	—	(19,852)
Proceeds from the issuance of Senior Notes due 2013	210,000	—	—	—
Borrowings (repayments) under revolving credit facility	(39,200)	39,200	—	303,377
Borrowings (repayments) under foreign credit facilities	—	—	—	72,842
Proceeds from stock issued	183	—	—	—
Purchase of treasury stock	(385)	—	—	—
Payment of withholding taxes on option exercises and restricted stock vesting	—	—	—	(49)
Repayments of pre-petition debt	—	(106,112)	(14,554)	(36,195)
Repayments under Amended DIP	—	—	(155,915)	155,915
Other	(100)	—	—	(490)
Net cash provided by (used in) financing activities from continuing operations	(44,855)	(67,627)	(176,273)	474,740
Net cash used in financing activities from discontinued operations	—	—	(556)	(130)
Net cash provided by (used in) financing activities	(44,855)	(67,627)	(176,829)	474,610

Translation adjustments from continuing operations	12,525	(21)	8,863	(1,854)
Increase (decrease) in cash	32,751	(93,319)	74,467	28,482
Cash, excluding restricted cash, at beginning of period	20,706	114,025	39,558	11,076
Cash at end of period	$53,457	$20,706	$114,025	$39,558

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Organization:    The Warnaco Group, Inc. ("Warnaco Group") was incorporated in Delaware on March 14, 1986 and on May 10, 1986 acquired substantially all of the outstanding shares of Warnaco Inc. ("Warnaco"). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. §§101-1330, as amended (the "Bankruptcy Code"), effective February 4, 2003 (the "Effective Date").

Nature of Operations:    Warnaco Group and its subsidiaries (collectively, the "Company") design, source, manufacture and market a broad line of (i) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); (ii) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company's products are sold under a number of internationally known owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and Company-owned retail stores. The Company also sells its products directly to consumers through over 30 retail stores.

Basis of Consolidation and Presentation:    References in these consolidated financial statements to the "Predecessor" refer to the Company prior to February 4, 2003. References to the "Successor" refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start reporting.

All inter-company accounts have been eliminated in consolidation.

The accompanying consolidated financial statements of the Predecessor for the period January 5, 2003 to February 4, 2003, and for the years ended January 4, 2003 ("Fiscal 2002") and January 5, 2002 ("Fiscal 2001") have been presented in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In the Chapter 11 Cases (as defined below) discussed below, substantially all unsecured liabilities and under-secured liabilities as of June 11, 2001 were subject to compromise or other treatment under the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the "Reorganization Plan"). For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases were segregated and classified as liabilities subject to compromise in the accompanying consolidated condensed balance sheet as of January 4, 2003.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were being expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was to be paid during the Chapter 11 Cases.

Upon emergence from bankruptcy on February 4, 2003, the Company adopted fresh start accounting under the provisions of SOP 90-7. Pursuant to the provisions of SOP 90-7, (i) the Company's reorganization value of $750,000 was allocated to the fair value of the Company's assets; (ii) the Company's accumulated deficit was eliminated; and (iii) the Class A Common Stock, par value $0.01 per share, issued by the Predecessor (the "Old Common Stock") was cancelled. In addition, approximately $2,499,385 of the Company's outstanding pre-petition debt and liabilities were discharged.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

Chapter 11 Cases:    On June 11, 2001 (the "Petition Date"), Warnaco Group, 36 of its 37 U.S. subsidiaries and one of its Canadian subsidiaries, Warnaco of Canada Company (each a "Debtor" and, collectively, the "Debtors"), each filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") (collectively, the "Chapter 11 Cases"). The remainder of Warnaco Group's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

On November 9, 2002, the Debtors filed the Reorganization Plan. On January 16, 2003, the Bankruptcy Court entered (i) its Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the "Confirmation Order").

In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on the Effective Date and the Company entered into a $275,000 Senior Secured Revolving Credit Facility (the "Exit Financing Facility"). The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200,942 of New Warnaco Second Lien Notes due 2008 (the "Second Lien Notes") to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by Warnaco Group and Warnaco's domestic subsidiaries. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of Warnaco's 8 7/8% Senior Notes due 2013 (the "Senior Notes"). See Note 19.

Set forth below is a summary of certain material provisions of the Reorganization Plan. Among other things, as described below, the Reorganization Plan resulted in the cancellation of the Old Common Stock issued prior to the Effective Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Reorganization Plan. The Company, as reorganized under the Reorganization Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the "New Common Stock"), in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which were distributed to pre-petition creditors as described below. In addition, 5,000,000 shares of New Common Stock were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 Stock Incentive Plan (the "Stock Incentive Plan"), the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value of the New Common Stock on the date of grant. On May 28, 2003, the stockholders of the Company approved the Stock Incentive Plan. The Company received no proceeds from the issuance of the New Common Stock and the Second Lien Notes; however, approximately $2,499,385 of indebtedness was extinguished in connection with such issuances.

The following is a summary of distributions made pursuant to the Reorganization Plan:

(a)	the Old Common Stock, including all stock options and restricted shares, was extinguished and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

(b)	general unsecured claimants received 2.55% (1,147,050 shares) of the New Common Stock, which the Company distributed in April 2003;

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

(c)	the Company's pre-petition secured lenders received their pro rata share of $106,112 in cash, Second Lien Notes in the principal amount of $200,000 and 96.26% of the New Common Stock (43,318,350 shares);

(d)	holders of claims arising from or related to certain of the Predecessor's preferred securities received 0.60% of the New Common Stock (268,200 shares);

(e)	pursuant to the terms of his employment agreement, as modified by the Reorganization Plan, Antonio C. Alvarez II, the former President and Chief Executive Officer of the Company, received an incentive bonus in an aggregate amount of $5,873, consisting of $1,950 in cash, Second Lien Notes in the principal amount of $942 and 0.59% of the New Common Stock (266,400 shares valued at $11.19 per share); and

(f)	in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

Note 2—Significant Accounting Policies

Use of Estimates:    The Company uses estimates and assumptions in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company's evaluations. The Company believes that the use of estimates affects the application of all of the Company's significant accounting policies and procedures.

Revenue Recognition:    The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. The Company's current rates of accrual for sales allowances, returns and discounts range from 5.0% to 20.0%.

Cost of Goods Sold:    Cost of goods sold for the Successor consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include (i) material, direct labor and overhead (including the costs incurred by external contractors), (ii) duty, quota and related tariffs, (iii) in-bound freight and traffic costs, including inter-plant freight, (iv) procurement and material handling costs, (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and engineering and (vi) in-stocking costs in the Company's warehouse (cost to receive, unpack and stock product available for sale in its distribution center). Period costs included in cost of goods sold include (a) royalty, (b) design and merchandising, (c) samples, (d) manufacturing variances (net of amounts capitalized), (e) loss on seconds and (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

obsolete inventory). Costs incurred to store, pick, pack and ship inventory to customers are included in shipping and handling costs and are classified in selling, general and administrative expenses. The Company's gross profit and gross margin may not be comparable to those of other companies as some companies include shipping and handling costs in cost of goods sold.

The Predecessor included design, merchandising and certain other product related costs in its determination of inventory value. Beginning on February 4, 2003, the Company expenses such costs as incurred. The total capitalized costs included in inventory amounted to $30,176 at January 4, 2003 (prior to the adoption of fresh start accounting).

Accounts Receivable:    As of January 3, 2004 and January 4, 2003 the Company had approximately $260,142 and $259,375 of open trade invoices and other receivables and $6,785 and $10,440 of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of January 3, 2004 and January 4, 2003 the Company recorded $57,436 and $87,512 of accounts receivable reserves, respectively. As of February 4, 2003, the Company had approximately $259,259 of open trade invoices and other receivables and $10,836 of open debit memos. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, the Company reduced its accounts receivable balance by $79,705 to reflect its accounts receivable at fair value of $190,390.

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

Inventories:    The Company values its inventories at the lower of cost, determined on a first-in first-out basis, or market value. The Predecessor Company included certain design, merchandising and other product-related costs in its determination of inventory cost. Such costs amounted to $30,176 at January 4, 2003. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that the Company expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its reserves for excess and obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to increase its reserve estimates substantially. At January 3, 2004, the Company had identified inventory with a carrying value of approximately $18,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

inventory, as of January 3, 2004, the Company had approximately $10,986 of inventory reserves for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57,200 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company reduced its inventory by $32,785 to reflect such inventory at fair value. At January 4, 2003, the Company had identified inventory with a carrying value of approximately $61,500 as potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 4, 2003, the Company had approximately $33,816 of inventory reserves for excess, obsolete and other inventory adjustments.

Long-lived Assets:    As of February 4, 2003, the Company adopted fresh start accounting and its long-lived assets, including property, plant and equipment, were recorded at their fair values based upon the appraised values of such assets. The Company used the work of an independent third party appraisal firm to assist it in determining the fair value of its property, plant and equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expected to receive from such a sale. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

Intangible assets consist primarily of licenses and trademarks. The Company used the work of an independent third party appraisal firm to assist it in determining the value of its trademarks, licenses and other intangible assets. The fair values were calculated using the discounted estimated future cash flow to be generated from the sales of products utilizing such trademarks and/or licenses. The determination of fair value considered the royalty rates attributable to products of similar types, recent sales or licensing agreements entered into by companies selling similar products and the expected term during which the Company expects to earn cash flows from each license or trademark. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of these intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Business Combinations ("SFAS 142"), the Company does not amortize assets with indefinite lives but performs an annual impairment test.

The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

in impairment charges in future periods. Indefinite lived intangible assets are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated remaining useful lives of the Company's fixed assets and finite lived intangible assets for periods at February 4, 2003 are based upon the remaining useful lives as determined by independent third party appraisers and the Company. The estimated useful lives of fixed assets and finite lived intangible assets acquired after February 5, 2003 are based on their classification and expected usage, as determined by the Company.

Property, Plant and Equipment:    Property, plant and equipment as of January 3, 2004 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions during the period February 5, 2003 to January 3, 2004. Property, plant and equipment in existence at February 4, 2003, was stated at fair value as determined by the Company together with the assistance of a third party appraiser. As of January 4, 2003, property, plant and equipment is stated at historical costs net of accumulated depreciation. The estimated useful lives of such assets are summarized below:

Buildings	20–40 years
Building improvements	2–20 years
Machinery and equipment	3–10 years
Furniture and fixtures	7–10 years
Computer hardware	3–5 years
Computer software	3–7 years

Depreciation and amortization expense related to property, plant and equipment was $27,494, $4,243, $52,318 and $55,045 for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and for Fiscal 2002 and Fiscal 2001, respectively.

Computer Software Costs:    Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and related guidance, and are amortized on a straight-line basis, over the estimated useful life of the software (3 to 7 years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

Intangible and Other Assets:    Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser. Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. See Note 16. Prior to the adoption of SFAS 142, the Company amortized its license agreements on a straight-line basis over the remaining term of the license ranging from five to 40 years. Trademarks were amortized on a straight-line basis over their estimated remaining useful lives ranging from 20 to 40 years. Other intangible assets were amortized over their estimated useful lives ranging from eight to 20 years.

Goodwill:    Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets minus its liabilities allocated in accordance with the provisions of SFAS No. 141, Business Combinations ("SFAS 141"), as of February 4, 2003. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's®/Olga®/Body NancyGanzTM/Bodyslimmers®, Calvin Klein underwear, Lejaby®, Calvin Klein jeans, Chaps Ralph Lauren® and Swimwear. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based on discounted cash flows, market multiples or appraised values as appropriate.

Income Taxes:     Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is established to reduce the amount of deferred tax assets to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The only objectively verifiable evidence the Company is able to use in determining the need for a valuation allowance was the future reversals of existing temporary differences. The future recognition of deferred tax assets, through a reduction in valuation allowances that existed at February 4, 2003, will first reduce goodwill. Should the recognition of deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

Pension Plan:    The Company has a defined benefit pension plan (the "Pension Plan") covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan is determined by the pension plan's third party actuary using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension liability recorded by the Company. The Pension Plan actuary also determines the annual cash contribution to the Pension Plan. The Pension Plan was under-funded as of January 3, 2004, February 4, 2003 and January 4, 2003. The Pension Plan and the Company's Reorganization Plan contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the United States Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As a result of the amendment, the Company will not record any pension expense for current service costs after January 1, 2003. As of February 4, 2003 and January 3, 2004, the Company had recorded a Pension Plan liability equal to the amount that the present value of accumulated benefit obligations (discounted using an interest rate of approximately 5.3%) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contribution to the Pension Plan for 2003 was $9,380 and is expected to be approximately $61,140 in the aggregate from fiscal 2004 through fiscal 2008. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan and changes in the amount of liability for future benefits as determined by the Pension Plan actuary. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated balance sheet at January 3, 2004. Contributions to the Pension Plan to be paid in fiscal 2004 of $18,710 are classified as accrued liabilities at January 3, 2004.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

On October 5, 2003 (the beginning of the fourth quarter of 2003), the Company changed its method of accounting for the Pension Plan to a method that accelerates the recognition of gains or losses on Pension Plan assets and the liability for Pension Plan obligations. The Company previously deferred gains and losses on pension plan assets in excess of the expected rate of return and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the projected benefit obligation. The Company believes that the accelerated method is preferable because the recorded pension liability will approximate fair value. Pursuant to SFAS 87, Employers' Accounting for Pensions, each quarter the Company will continue to recognize interest cost on projected benefit obligations offset by the expected return on Pension Plan assets. In addition, the Company will obtain a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company will record the impact of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary in the fourth quarter of each year. This change will result in additional volatility in pension expense or income in future periods. Therefore, the Company will report pension expense/income on a separate line of its statement of operations in each period.

Stock-Based Compensation:    Effective February 5, 2003, the Successor adopted the fair value method of accounting for stock options for all options granted by the Successor after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("SFAS 148"). The Company uses the Black-Scholes model to calculate the fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. The Company emerged from bankruptcy on February 4, 2003, and as a result, the Company does not have sufficient stock price history upon which to base its volatility assumption. In determining the volatility used in its model, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's emergence from bankruptcy and other factors in determining its stock price volatility. For 2003, the Company used a stock price volatility assumption of 35%. The Company based its estimate of the average life of a stock option of five years upon the vesting period of 42 months and the option term of ten years. The Company's risk-free rate of return assumption for options granted in 2003 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. The Company will determine its volatility and risk free rate of return assumptions at the time of the Company's stock based compensation awards. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the "intrinsic value method"). Compensation expense related to restricted stock grants, prior to February 4, 2003, was recognized over the vesting period of the grants.

The following table illustrates the effect that stock-based compensation would have had on net income (loss) and net income (loss) per share of the Predecessor if such compensation had been included in its net income (loss) and net income (loss) per share for the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001, respectively:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

	Predecessor
	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Net income (loss) as reported:	$2,358,537	$(964,863)	$(861,153)
Add: Stock-based employee compensation cost included in reported net income, net of related income tax effects	8	258	1,999
Less: Stock-based employee compensation cost, net of income tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(252)	(7,254)	(14,249)
Net income (loss) — pro forma	$2,358,293	$(971,859)	$(873,403)
Income (loss) per share:
Basic and diluted — as reported	$44.51	$(18.21)	$(16.28)
Basic and diluted — pro forma	$44.50	$(18.34)	$(16.51)
Weighted average number of shares outstanding:
Basic and diluted	52,989,965	52,989,965	52,911,005

Total stock-based compensation expense before income taxes was $5,530 for the period February 5, 2003 to January 3, 2004. For the period February 5, 2003 to January 3, 2004, stock-based compensation expense was $1,953 (net of income tax benefit of $1,302) related to stock options and $1,365 (net of income tax benefit of $910) related to restricted stock grants. Included in stock-based compensation expense for the period February 5, 2003 to January 3, 2004 is $104 related to the issuance of shares of common stock to the directors as partial compensation for serving as members on the Board of Directors of the Company. See Note 21.

The fair values of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Risk free rate of return	2.55%	n/a	n/a	4.50%
Dividend yield (a)	—	n/a	n/a	—
Expected volatility of the market price of the Company's common stock	35.0%	n/a	n/a	104.6%
Expected option life	5 years	n/a	n/a	5 years

(a)	The Company is restricted from paying dividends under the terms of the Exit Financing Facility and the terms of the indenture governing the Senior Notes.

The Predecessor did not grant any stock-based compensation or stock options during the period January 5, 2003 to February 4, 2003 or in Fiscal 2002. During Fiscal 2001, the Company granted options to purchase 430,000 shares of common stock.

Advertising Costs:    Advertising costs are included in selling, general and administrative expenses and are expensed when the advertising or promotion is published or presented to consumers.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

Cooperative advertising allowances provided to customers are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for the periods February 5, 2003 to January 3, 2004, January 5, 2003 to February 4, 2003 and Fiscal 2002 and Fiscal 2001 were $66,393, $7,403, $105,666 and $136,228, respectively. Cooperative advertising expense for the periods February 5, 2003 to January 3, 2004, January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001 were $17,509, $1,420, $31,564 and $46,802, respectively.

Shipping and Handling Costs:    Costs to store, pick, pack and ship merchandise to customers are expensed as incurred and are classified in selling, general and administrative expenses. The amounts charged to shipping and handling costs for the periods February 5, 2003 to January 3, 2004, January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001 were $44,518, $3,986, $69,167 and $72,701, respectively.

Marketable Securities:    Marketable securities are stated at fair value based on quoted market prices. Marketable securities are classified as available-for-sale with any unrealized gains or losses, net of tax, included as a component of stockholders' equity (deficiency) and included in accumulated other comprehensive income (loss).

Assets Held for Sale:    The Company classifies assets to be sold as assets held for sale. Assets held for sale are reported at the estimated fair value less selling costs. Assets held for sale at January 3, 2004, February 4, 2003 and January 4, 2003 include certain property, plant and equipment identified for disposition.

Notes Receivable:    Notes receivable represents the long-term portion of amounts due from third parties evidenced by long-term note agreements, net of allowances for doubtful accounts. Notes receivable earn interest at rates from 8 to 12%. Interest income from notes receivable is included in interest income. The current portion of notes receivable is classified with other current assets.

Deferred Financing Costs:    Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the issuance of debt. Such fees are amortized over the life of the related debt using the interest method. Amortization of deferred financing costs is included in interest expense.

Other Assets:    Other assets include certain barter credits and long-term rent receivable related to certain subleases. Deferred rent charges are recognized over the life of the related lease. The Company engaged in the exchange of inventory and other assets with a barter company in periods prior to fiscal 2000. The Company has not engaged in any barter exchange transactions during the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 or Fiscal 2001. At January 3, 2004, February 4, 2003 and January 4, 2003, the Company had barter assets remaining from the pre-fiscal 2000 barter exchange transactions of $881, $1,550 and $1,405, respectively. Barter usage totaled $669, $145, $1,283 and $980 for the periods February 5, 2003 to January 3, 2004, January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001, respectively. Based upon the Company's historical usage and expected future use of barter credits, the Company recorded a reduction in the estimated net realizable value of its barter credit assets in Fiscal 2001 of $30,734. At January 3, 2004, February 4, 2003 and January 4, 2003, $648, $867 and $722, respectively, of the barter credit assets were classified as prepaid and other current assets.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

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

Translation of Foreign Currencies:    Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange. Assets and liabilities of the Company's foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders' equity (deficiency) and are included as part of accumulated other comprehensive income (loss). Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in other income and are expensed in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income (loss). The consolidated balance sheet at February 4, 2003 represents the fair value of the Company's assets at that date and, as a result, there is no cumulative translation adjustment on that date. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

Reclassifications:    Certain prior period items have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements:    In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods beginning after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51") . FIN 46 clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when FIN 46 becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify certain provisions of FIN 46. FIN 46R is effective for the Company's first quarter of fiscal 2004. FIN 46 and FIN 46R will not have a material affect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have an effect on the Company's consolidated financial statements.

During May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments that could previously be accounted for as equity. SFAS 150 requires those instruments to be classified as liabilities in statements of financial position and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial statements.

Note 3—Business Enterprise Value

In conjunction with the preparation of the Reorganization Plan, the Company considered many factors in determining its reorganization value, including the amount and nature of its monetary assets, estimated earnings and cash flow to be generated by the Company in the future, the enterprise value of apparel companies selling similar products based on quoted market prices and the value of recently completed transactions for the purchase and sale of companies or parts of companies in the apparel industry. All of these factors involved the use of judgments and estimates, the most significant of which involve estimates of future earnings and cash flow that the Company will generate. The Company also engaged an independent third party appraisal and consulting firm (the "BEV Appraiser") to assist the Company in preparing a valuation analysis of the reorganized Company. The BEV Appraiser utilized a combination of the market approach and income approaches. The BEV Appraiser based upon its discussions with the Company, made certain assumptions in its work. The weighted average long-term debt interest rate was assumed to be 7.81% and the weighted average cost of capital was assumed to be 13.80%. The appraiser used three years of financial projections in its evaluation and determined the terminal value based upon the Company's weighted average cost of capital and expected free cash flow using a 5.00% growth rate per annum. The determination of the Company's projected income and free cash flow required the use of significant judgments and

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

estimates by the Company. Changes in economic conditions and many other factors will have a significant effect on the Company's ability to earn the income or generate the free cash flow assumed in its projections. In addition, the cost of equity or debt financing and the changes in general economic conditions will have a significant effect on the Company's ability to finance and fund its operations and the cost associated with its borrowing activities. As a result, variations in the amounts of income and cash flow actually earned by the Company will have a significant effect on its business enterprise value ("BEV").

The Company also allocated the overall business enterprise value to its various business units. The determination of the value of each of the Company's business units was based upon the estimated earnings and cash flow to be generated by those business units. The Company also considered the type and amount of assets held by each of those units. In addition, the Company offered several of its business units for sale as part of its reorganization under the Bankruptcy Code. The Company considered the prices offered for those business units in allocating its BEV to its business units. The Company allocated the value of each business unit to the individual assets and liabilities held by each business unit based on the fair value of the specific assets. The Company used the work of third party appraisers to assist it in allocating such fair value.

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

Note 4—Fair Value of Certain Long-Term Tangible and Intangible Assets

In order to implement the provisions of SFAS 141, the Company engaged an independent third party to appraise its various business units and long-term tangible and intangible assets and to assist the Company in allocating the reorganization value of the Company to its various assets and liabilities at February 4, 2003. The Company engaged an independent third party appraisal and consulting firm (the "Asset Appraiser") separate from the BEV Appraiser to assist the Company in determining the fair value of the Company's long-term tangible assets and identifiable intangible assets. Based upon the reorganization value of the Company, the Asset Appraiser provided detailed analysis of certain of the Company's long-term tangible and intangible assets. See Note 16.

Note 5—Fresh Start Reporting

The Debtors' emergence from bankruptcy proceedings on February 4, 2003 resulted in a new reporting entity and adoption of fresh start reporting as of that date in accordance with SOP 90-7. The consolidated balance sheet as of February 4, 2003 gives effect to adjustments in the carrying value of assets and liabilities to fair value in accordance with the provisions of SOP 90-7 and SFAS 141.

The following table reflects the implementation of the Reorganization Plan and the adjustments recorded to the Company's assets and liabilities to reflect the implementation of the Reorganization Plan and the adjustments of such assets and liabilities to fair value at February 4, 2003, based upon the Company's reorganization value of $750,000 (as included in the Reorganization Plan and as approved by the Bankruptcy Court).

Reorganization adjustments resulted primarily from the:

(a)	distribution of cash of $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured lenders;

(b)	forgiveness of the Debtors' pre-petition debt;

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding share amounts)

(c)	issuance of New Common Stock and Second Lien Notes pursuant to the Reorganization Plan;

(d)	payment of various administrative and other claims associated with the Company's emergence from bankruptcy;

(e)	adjustment of property, plant and equipment carrying values to fair value; and

(f)	adjustment of the carrying value of the Company's various trademarks and license agreements to fair value.

The Company determined the preliminary fair values of its assets and liabilities after considering the work of the BEV Appraiser and the Asset Appraiser, as well as other valuation estimates. The table below reflects reorganization adjustments for the discharge of indebtedness, issuance of New Common Stock, issuance of Second Lien Notes and the fresh start adjustments and the resulting fresh start consolidated balance sheet.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, excluding per share amounts)

	Predecessor February 4, 2003	Discharge of Indebtedness		Issuance of New Securities		Fresh Start Adjustments		Successor February 4, 2003(c)
ASSETS
Current assets:
Cash	$96,224	$(75,533	)(a)	$—		$15	(f)	$20,706
Restricted cash	6,100					100	(f)	6,200
Accounts receivable	190,390							190,390
Inventories	370,527					(22,494	)(h)	348,033
Prepaid expenses and other current assets	53,548							53,548
Assets held for sale	1,485							1,485
Current assets of discontinued operations
Deferred income taxes	2,972					4,427	(e)	7,399
Current assets	721,246	(75,533)		—		(17,952)		627,761
Property, plant and equipment	153,394					(24,037	)(e )	129,357
Other assets:
Licenses, trademarks and other intangible assets	86,904					274,603	(e )	361,507

Deferred financing costs	859			4,427	(d)			5,286
Other assets	2,703							2,703
Goodwill	—	(515,659	)(b)	503,548	(c)	(213,510	)(e)	(225,621)
						3,193	(e)	3,193
				197,019	(d )	114	(f)	197,133
						2,801	(g)	2,801
						22,494	(h)	22,494
Total other assets	90,466	(515,659)		704,994		89,695		369,496
	$965,106	$(591,192)		$704,994		$47,706		$1,126,614
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities-not-subject to compromise:
Current liabilities:
Current portion of long-term debt	$5,050							$5,050
Debtor-in-possession revolving credit facility	—							—
Revolving credit facility	—	30,579	(a)	1,950	(d)	2,244	(f)	34,773
				4,427	(d)			4,427
Accounts payable	123,235					(859	)(f)	122,376
Accrued liabilities	109,530	—		(1,950	)(d )	(1,156	)(f)	106,424
				(2,981	)(d)	2,801	(g)	(180)
				(942	)(d)			(942)
Current liabilities of discontinued operations
Accrued income taxes payable	28,140					—		28,140
Total current liabilities	265,955	30,579		504		3,030		300,068
Long-term debt:
Second Lien Notes due 2008	—	—		200,942	(d)	—		200,942
Capital lease obligations	1,260							1,260
Liabilities subject to compromise	2,499,385	(106,112	)(a)	—		—		2,393,273
		(2,393,273	)(b)					(2,393,273)
Deferred income taxes	4,964					44,676	(e)	49,640
Other long-term liabilities	71,156							71,156
Stockholders' equity (deficiency):
Common Stock, $0.01 par value	654	(654	)(b)	450	(c)	—		450
Additional paid-in capital	908,939	(908,939	)(b)	503,098	(c)	—		503,098
Accumulated other comprehensive loss	(92,671)	92,671	(b)	—		—		—
Deficit	(2,380,615)	2,380,615	(b)	—		—		—
Treasury stock, at cost	(313,889)	313,889	(b)	—		—		—
Unearned stock compensation	(32)	32	(b)	—		—		—
Total stockholders' equity (deficiency)	(1,877,614)	1,877,614		503,548		—		503,548
	$965,106	$(591,192)		$704,994		$47,706		$1,126,614

(footnotes on next page)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

(footnotes from previous page)

(a)	Utilized excess cash of $75,533 and borrowed $30,579 under the Exit Financing Facility to pay $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured creditors; such amounts were included in liabilities subject to compromise.
(b)	Reflects the discharge of pre-petition indebtedness of $2,393,273 (not including $106,112 in cash paid to pre-petition secured lenders) and cancellation of all outstanding shares of Old Common Stock ($654), including all options and restricted stock, additional paid-in capital ($908,939), treasury stock ($313,889), unearned stock compensation ($32) and elimination of accumulated other comprehensive loss ($92,671) and deficit ($2,380,615). A corresponding amount of $515,659 was recorded as a decrease in goodwill.
(c)	Reflects the issuance of 44,999,973 shares of New Common Stock and recognition of reorganization equity value of $503,548 pursuant to the provisions of the Reorganization Plan. A corresponding amount of $503,548 was recorded as an increase in goodwill.
(d)	Reflects the issuance of $200,000 principal amount of Second Lien Notes to creditors pursuant to the terms of the Reorganization Plan, payment of $1,950 in cash bonus to the Company's former Chief Executive Officer pursuant to the terms of the Reorganization Plan and the payment of $4,427 of deferred financing costs. The Company also issued $942 in Second Lien Notes and 266,400 shares of common stock (representing value of $2,981) to its former Chief Executive Officer in payment of a bonus pursuant to the terms of the Reorganization Plan. The total accrued bonus to the former Chief Executive Officer was $5,873. A corresponding amount of $197,019 was recorded as an increase in goodwill.
(e)	Reflects $24,037 adjustment to fixed assets to their fair value of $129,357 as determined by the Asset Appraiser, $277,796 to intangible assets to reflect their fair value of $364,700 as determined by the Asset Appraiser, offset by the allocation of negative goodwill of $3,193 to indefinite lived intangible assets the recognition of an initial deferred income tax liability of $49,640 and an adjustment of $4,427 to recognize deferred tax assets of $7,399 related to the preliminary fair value adjustments noted above. The deferred tax balance as of February 4, 2003 reflects an initial valuation allowance of $89,319 which was established in connection with fresh start reporting. A corresponding amount of $138,959 was recorded as the initial decrease in goodwill. The Company recorded a deferred income tax liability of $49,640.
(f)	Borrowed $2,244 under the Exit Financing Facility to pay certain administrative and priority claims aggregating $859 and $1,156, unaccrued tax claims of $114, the translation escrow account (subsequently released to the Company) of $100 and to provide additional cash funds at closing of $15. A corresponding amount of $114 was recorded as an increase in goodwill.
(g)	Reflects the recording of an unfavorable contract commitment of $2,801 related to one of the Company's distribution facilities. A corresponding amount of $2,801 was recorded as an increase in goodwill.
(h)	Reflects adjustments of $22,494 to adjust inventory to its fair value of $348,033. A corresponding amount of $22,494 was recorded as an increase in goodwill.

Note 6—Discontinued Operations

During the period February 5, 2003 to January 3, 2004, as part of its ongoing restructuring activities, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz® ("ABS") business unit and announced its intention to close its 44 remaining Speedo Authentic Fitness® retail

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

stores. In addition, in the fourth quarter of 2003, the Company announced its intention to rationalize its Warner's European operation through a sale of the business. A description of discontinued operations is presented below:

Sale of ABS:    In November 2003, the Company entered into an agreement to sell the assets of its ABS business unit. The sale was finalized on January 30, 2004. The sales price was $15,000 in cash plus the assumption of up to $2,000 in liabilities. The Company recorded, as part of the loss from discontinued operations in the statement of operations for the period February 5, 2003 to January 3, 2004, a loss for the sale of its ABS business unit of $3,143. The loss includes an impairment charge of $3,019 related to the write-down of the ABS trademark to net realizable value at January 3, 2004.

Closure of 44 Speedo Authentic Fitness Retail Stores:    During the fourth quarter of 2003, the Company decided to close its 44 remaining Speedo Authentic Fitness retail stores. All stores are scheduled to close on or before April 30, 2004. The Company has determined that future operating lease commitments relating to rental agreements from the time of expected closure of the stores until the expiration of the leases is approximately $6,400, before considering possible sublease rentals or settlements with the lessors.

Rationalization of Warner's Europe Operations:    During the fourth quarter of 2003, the Company decided to exit its Warner's business in Europe. During fiscal 2004, the Company signed a preliminary memorandum of understanding to license this business. The Company expects that any sale of this business will be completed by the end of fiscal 2004.

Summarized operating results for the discontinued operations are as follows:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Net revenues	$65,237	$5,994	$86,992	$91,413
Loss before provision for income taxes (a)	(18,369)	(501)	(4,991)	(67,675)
Provision for income taxes	24	—	4,266	3
Loss from discontinued operations	$(18,393)	$(501)	$(9,257)	$(67,678)

(a)	Includes the loss on the sale of the ABS business unit of $3,143 for the period February 5, 2003 to January 3, 2004 and includes an impairment charge of $36,803 related to the write-off of goodwill of the ABS business unit in Fiscal 2001. In addition, loss before provision for income taxes for the period February 5, 2003 to January 3, 2004 includes restructuring charges of $9,826 related to the Warner's operation in Europe and the closure of the Company's 44 remaining Speedo Authentic Fitness retail stores. See Note 9.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Summarized assets and liabilities of the discontinued operations at January 3, 2004 are presented in the consolidated balance sheet as follows:

Successor
January 3, 2004
Accounts receivable, net	$4,103
Inventories, net	7,808
Prepaid expenses and other current assets	1,284
Property, plant and equipment, net	2,563
Intangible assets and other assets	11,367
Assets of discontinued operations	$27,125
Accounts payable	$2,333
Accrued liabilities	5,107
Liabilities of discontinued operations	$7,440

Note 7—Reorganization Items (Predecessor)

In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes to streamline the Company's operations, focus on its core businesses and return the Company to profitability. Many of the strategic actions are long-term in nature and, though initiated in Fiscal 2001 and Fiscal 2002, will not completed until the end of fiscal 2004. In connection with these actions, the Company had closed all of its domestic outlet retail stores by January 4, 2003 and certain of its Speedo Authentic Fitness retail stores. As of January 4, 2003, the Company closed 204 of the 283 or 72% of the retail stores it operated at the beginning of Fiscal 2001. In Fiscal 2001, the Company closed 86 stores and 118 stores were closed during Fiscal 2002. In the first quarter of 2003, the Company closed three additional Speedo Authentic Fitness retail stores. The closing of the domestic outlet retail stores and the sale of the related inventory generated net proceeds of approximately $23,200 in Fiscal 2002.

In the first quarter of Fiscal 2002, the Company sold the assets of GJM Manufacturing Ltd. ("GJM") and Penhaligon's Ltd. ("Penhaligon's") for net proceeds of approximately $20,459 in the aggregate. The net loss on the sale of GJM and Penhaligon's was approximately $2,897 and is included in reorganization items in Fiscal 2002. In Fiscal 2001, the Company recorded an impairment loss related to the goodwill of GJM of approximately $26,842.

During Fiscal 2002 and Fiscal 2001, the Company sold certain personal property, vacated buildings, surplus land and other assets generating net proceeds of approximately $6,814 and $6,213 in Fiscal 2002 and Fiscal 2001, respectively. The losses related to the write-down of these assets were approximately $1,035 and $3,656 for Fiscal 2001 and Fiscal 2002, respectively. The Company vacated certain leased premises and rejected those leases (many related to its Retail Stores Group) under the provisions of the Bankruptcy Code.

During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate its European manufacturing operations and to restructure certain other manufacturing, sales, and administrative operations in Europe. The Company incurred severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. Through February 4, 2003, the Company had accrued $14,698 related to the minimum level of benefits to be paid to terminated employees in addition to legal fees and other shutdown expenses in connection with the European consolidation. In the period February 5, 2003 to January 3, 2004, the Company

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

recorded an additional $1,723 for obligations due under the consolidation plan. The costs incurred after February 4, 2003 are recorded as part of "restructuring items" of the Successor in the consolidated statement of operations. The Company expects that the ultimate costs of the consolidation will approximate $17,000.

As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7.

Reorganization items included in the consolidated statement of operations for the periods January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001 were $29,805, $114,495 and $171,898, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that have been, or will be, paid in cash. Certain accruals at January 4, 2003 were subject to compromise under the provisions of the Bankruptcy Code. The Company had recorded these accruals at the estimated amount the creditor was entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Reorganization Plan. See Note 1. Subsequent to February 4, 2003, to the extent that the Company has incurred reorganization items in respect of the Chapter 11 Cases, such items have been recorded in selling, general and administrative expenses. Included in selling, general and administrative expenses for the period February 5, 2003 to January 3, 2004 are legal and professional fees and certain employee-related costs relating to the Chapter 11 Cases of $5,012.

Reorganization items were as follows:

	Predecessor
	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Legal and professional fees	$4,468	$27,734	$24,206
Employee contracts and retention	14,540	25,571	8,638
GECC lease settlement	—	22,898	—
Write-off of fixed assets related to retail stores closed	—	13,250	6,105
Facility shutdown costs	(2)	7,603	8,440
Lease terminations	10,098	9,352	20,591
Sales of Penhaligon's, GJM and Ubertech	—	3,673	—
Employee benefit costs related to plant closings	—	3,068	821
Aviation and other assets	631	1,176	1,650
Losses from write-offs and sales of fixed assets	70	170	31,258
Company-obligated mandatorily redeemable preferred securities (a)	—	—	21,411
Systems development abandoned	—	—	33,066
Deferred financing fees	—	—	34,599
Interest rate swap gain	—	—	(18,887)
	$29,805	$114,495	$171,898
Cash portion of reorganization items	$14,244	$58,121	$36,803
Non-cash portion of reorganization items	$15,561	$56,374	$135,095

(a)	Includes original issue discount and deferred bond issue costs of $4,798 net of accumulated amortization.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Certain accruals were included in liabilities subject to compromise. The Reorganization Plan was consummated on February 4, 2003. Pursuant to the Reorganization Plan, unsecured pre-petition claimants received their pro rata share of 1,147,050 shares of New Common Stock. The shares were distributed to each individual claimant in 2003.

Note 8—Accounts Receivable Securitization

In October 1998, the Company entered into a revolving accounts receivable securitization facility, to mature on August 12, 2002, whereby it could obtain up to $200,000 of funding from the securitization of eligible United States trade accounts receivable through a bankruptcy remote special purpose subsidiary. The facility was amended in March 2000 to provide up to $300,000 of funding. In Fiscal 2001, prior to the Petition Date, the Company securitized $366,233 of accounts receivable (gross) for which it received cash proceeds of approximately $185,000. The Company retained the interest in and subsequent realization of the excess of amounts securitized over the proceeds received and provided allowances as appropriate on the entire balance. The proceeds received are included in cash flows from operating activities in the consolidated statement of cash flows. Fees for this program were paid monthly and were based on variable rates indexed to commercial paper and are included in selling, general and administrative expense. On June 11, 2001, concurrent with the completion of the Amended DIP (as defined below), the Company terminated the revolving accounts receivable securitization agreement by repaying $186,214 previously received under the account receivable securitization facility. The repayment of the accounts receivable securitization facility included $1,214 of fees and accrued interest. None of the Company's outstanding trade accounts receivable were securitized at January 3, 2004, February 4, 2003 or January 4, 2003.

Note 9—Restructuring Items

During the period February 5, 2003 to January 3, 2004, the Company recorded restructuring charges of $31,047 related to the continuation of restructuring activities contemplated under the Reorganization Plan. This process involved the consolidation of the Company's manufacturing, distribution and administrative operations. Restructuring activities during the period February 5, 2003 to January 3, 2004 were as follows:

Closure and/or Consolidation of Facilities:    The Company closed two sewing plants (one located in each of Puerto Cortes, Honduras and Los Angeles, California), one cutting and warehousing facility in Thomasville, Georgia, distribution facilities in Secaucus, New Jersey, distribution facilities in Canada and certain manufacturing operations in France and consolidated its executive offices in New York City from two separate locations into one new location. The Company will incur approximately $1,300 of severance costs related to these facilities in fiscal 2004.

Sale of Manufacturing Facilities in Honduras:    During the fourth quarter of 2003, the Company entered into an agreement to sell its manufacturing operations located in Villanueva, Honduras. The manufacturing operations sold consisted of one cutting center and four sewing facilities. The sale was finalized in January 2004 and, pursuant to the agreement, the Company sold certain property and machinery for $507. Included in restructuring charges is an impairment charge of approximately $1,500 related to the write-down of these assets to net realizable value based on the selling price.

Discontinued Operations:    Included in the loss from discontinued operations, net of income taxes in the consolidated statements of operations are restructuring charges related to the rationalization of the Company's Warner's operations in Europe and its decision to close 44 Speedo Authentic Fitness retail stores located in the United States and Canada. See Note 6.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

A summary of restructuring charges is as follows:

	Successor For the Period February 5, 2003 to January 3, 2004
	From Continuing Operations	From Discontinued Operations	Total
Employee termination costs (a)	$7,957	$1,475	$9,432
Loss on disposal/write-down of property, plant and equipment (b)	6,236	2,918	9,154
Inventory write-down (c)	2,120	4,993	7,113
Facility closure and consolidation	2,281	423	2,704
Contract termination costs (d)	2,500	—	2,500
Legal and professional fees and other	127	17	144
	$21,221	$9,826	$31,047
Cash portion of restructuring items	$12,865	$1,915	$14,780
Non-cash portion of restructuring items	$8,356	$7,911	$16,267

(a)	Relates to severance and other benefits payable to approximately 1,656 terminated employees. The Company expects that substantially all payments to terminated employees will be completed by the end of fiscal 2004. Certain employees whose jobs were eliminated in these restructuring initiatives will be retained by the Company through 2004. Severance and related costs related to these employees will be recognized over their remaining service period during fiscal 2004 and are estimated to be approximately $1,300.
(b)	Includes the write-down to estimated net realizable value of the property, plant and equipment identified for sale or abandonment associated with the abovementioned facilities.
(c)	Relates primarily to the write-down to net realizable value of inventory of the 44 Speedo Authentic Fitness retail stores and the Warner's operations in Europe, whose results of operations are included in income (loss) from discontinued operations. In addition the Intimate Apparel division recorded an inventory write-down of $2,120 related, primarily, to inventory at its manufacturing facility in Honduras which it sold in January, 2004. Inventory markdowns are included in cost of goods sold as period costs. See Note 2.
(d)	Amount paid by the Company to terminate a third party distribution agreement.

Restructuring charges have been recorded in the consolidated statement of operations for the period February 5, 2003 to January 3, 2004 as follows:

Cost of goods sold	$2,120
Restructuring items	19,101
Loss from discontinued operations, net of income taxes	9,826
$31,047

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Changes in liabilities related to restructuring and reorganization items are summarized below:

	Employee Termination Costs	Facility Shutdown, Loss on Disposal/ Asset Write-down Charges and Other Items	Legal Expenses	Contract Termination Costs	Total
Predecessor
Balance at January 4, 2003	$7,720	$41	$1,206	$—	$8,967
Charges for the period January 5, 2003 to February 4, 2003	6,500	2,801	—	—	9,301
Balance at February 4, 2003	$14,220	$2,842	$1,206	$—	$18,268

Successor
Balance at February 4, 2003	14,220	2,842	1,206	—	18,268
Charges for the period February 5, 2003 to January 3, 2004 (a)	9,432	11,875	127	2,500	23,934
Cash reductions for the period February 5, 2003 to January 3, 2004	(11,571)	(5,122)	(897)	(2,500)	(20,090)
Non-cash reductions and currency effects for the period February 5, 2003 to January 3, 2004 (a)	(39)	(7,827)	—	—	(7,866)
Balance at January 3, 2004 (b)	$12,042	$1,768	$436	$—	$14,246

(a)	Does not reflect $7,113 of inventory write-downs charged to cost of sales ($2,120) and loss from discontinued operations ($4,993) in the consolidated statement of operations.
(b)	Of the total liability of $14,246, $11,206 is recorded as part of accrued liabilities and $3,040 is recorded as part of liabilities of discontinued operations in the consolidated balance sheet at January 3, 2004.

Note 10—Related Party Transactions

The Company leased certain real property from an entity controlled by a former employee. All rights and obligations related to this lease were transferred to the new owners of the ABS business unit in the first quarter of fiscal 2004. See Note 6. Rent expense related to this lease for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001 was $496, $45, $470 and $458, respectively, and is included in income (loss) from discontinued operations.

From April 30, 2001 to June 11, 2001, the Company paid consulting fees to Alvarez & Marsal, Inc. ("A&M") of $1,256 pursuant to a consulting agreement. Under this agreement, several individuals who held executive positions with the Company (including Antonio C. Alvarez II, former President and Chief Executive Officer of the Company, and James P. Fogarty, former Senior Vice President and Chief Financial Officer of the Company) provided services as advisors to the Company. The A&M consulting agreement was terminated on June 11, 2001 and certain A&M employees became employees of the Company.

In connection with the Company's emergence from Chapter 11 bankruptcy protection, it entered into a second consulting agreement with A&M on January 29, 2003, which was supplemented by a

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

March 18, 2003 letter agreement (collectively, the "A&M Agreement"), pursuant to which Mr. Alvarez and Mr. Fogarty continued serving the Company as Chief Executive Officer and Chief Financial Officer, respectively, and certain other A&M affiliated persons continued serving the Company in a consulting capacity. The A&M Agreement was effective as of February 4, 2003. Mr. Alvarez and Mr. Fogarty provided transitional assistance to the Company during 2003. The A&M agreement provided that the Company would pay A&M on account of Mr. Alvarez's service as follows: (i) $125 per month until commencement of employment of a permanent Chief Executive Officer (the "New CEO"); (ii) $125 per month for 15 days after the commencement of employment of the New CEO; and (iii) after the period described in (ii) above, $.750 per hour of transition services provided by Mr. Alvarez. The A&M Agreement further provides that the Company would pay A&M on account of Mr. Fogarty's service at a rate of $.475 per hour. Moreover, A&M was eligible to receive the following incentive compensation under the terms of the agreement: (i) additional payments upon the consummation of certain transactions (including $210 which was paid to A&M following the consummation of the offering of the Senior Notes and an aggregate of $1,218 which was paid in connection with the consummation of certain other transactions), and (ii) participation in the Company's incentive compensation program for the periods Mr. Alvarez and Mr. Fogarty served as Chief Executive Officer and Chief Financial Officer, respectively. Mr. Alvarez, Mr. Fogarty and A&M are bound by certain confidentiality, indemnification and non-solicitation obligations under the terms of the A&M Agreement. Prior to entering into these transactions, the Company determined that the terms of these transactions were as favorable to it as could be obtained with unrelated third parties. During the period February 5, 2003 to January 3, 2004, the Company incurred expenses of totaling $3,524 in connection with services performed by A&M. All amounts had been paid as of January 3, 2004 with the exception of $530 relating to Mr. Alvarez and Mr. Fogarty's participation in the Company's incentive bonus program, which amounts are included in accrued liabilities.

In connection with the repayment of the Second Lien Notes with the proceeds of the offering of the Senior Notes, Mr. Alvarez received accrued interest and outstanding principal in the amount of $951 related to the Second Lien Notes. In addition, amounts, including accrued interest, were paid to affiliates of some of the initial purchasers of the Senior Notes on account of Second Lien Notes then owned by such affiliates.

Mr. Alvarez is a co-founding Managing Director and Mr. Fogarty is a Managing Director of A&M.

In April 2003, the Company recruited Joseph R. Gromek to be its President and Chief Executive Officer. Following an orderly transition, Mr. Alvarez returned to A&M. In September 2003, the Company hired Lawrence R. Rutkowski to be its Senior Vice President—Finance and Chief Financial Officer. Following an orderly transition, Mr. Fogarty returned to A&M.

The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unrelated third party.

Note 11—Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group. During Fiscal 2002 and Fiscal 2001, the Company operated in four business segments or groups: (i) Intimate Apparel Group; (ii) Sportswear Group; (iii) Swimwear Group; and (iv) Retail Stores Group. Because the Company has closed over 200 retail stores since January 1999, the retail stores no longer represent a material portion of the Company's net revenues (retail stores accounted for less than 2% of consolidated net revenue in the period February 5, 2003 to January 3, 2004). In addition, the operations of the remaining retail stores have been combined both on a functional and on a reporting basis with the operations of the Company's three wholesale business groups. Beginning in 2003, the operations of the Retail Stores

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Group were included with the Company's three wholesale groups according to the type of product sold. Certain financial information contained herein has been restated to correspond to the Company's current segment presentation.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga, Body Nancy Ganz/Bodyslimmers, Calvin Klein, Lejaby and Rasurel® brand names. The Intimate Apparel Group also operates over 30 retail stores.

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps® brands.

The Swimwear Group designs, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®/Speedo Authentic Fitness, Anne Cole®, Cole of California®, Sunset Beach®, Sandcastle®, Catalina®,  Lifeguard®, Nautica® and Calvin Klein (shipments of certain products covered by this license are scheduled to begin in fiscal 2004 in Europe and in fiscal 2005 in the United States) brand names. The Swimwear Group also operates 45 full price Speedo Authentic Fitness retail stores (including one online store). In the fourth quarter of 2003, the Company announced its decision to close 44 Speedo Authentic Fitness retail stores. See Note 6. The Company will continue to operate the Speedo Authentic Fitness online store.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

During the Company's bankruptcy, the Company sold assets, wrote down impaired assets, recorded an impairment charge related to the adoption of SFAS 142 and stopped amortizing goodwill and certain intangible assets that were previously amortized. In addition, on February 4, 2003, the Company emerged from bankruptcy and adopted fresh start reporting in accordance with the provisions of SOP 90-7. The adoption of fresh start reporting resulted in adjustments of the Company's assets and liabilities to fair value. As a result of these changes and adjustments, depreciation and amortization expense, excluding amortization of sales order backlog, has decreased by an amount in excess of $17,000 annually from the amounts reported in previous years. For informational purposes, the Company has separately identified the depreciation and amortization components of operating income (loss) in the following table. The presentation of segment information for prior periods has been restated to reflect the current classification of the Company's business groups. Information by business group, excluding discontinued operations, is set forth below:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate/ Other Items	Total
Successor
For the period February 5, 2003 to January 3, 2004
Net revenues	$537,507	$402,682	$324,060	$1,264,249	$—	$1,264,249
Operating income	58,771	32,131	52,144	143,046	(92,859)	50,187
Depreciation and amortization	8,988	2,495	4,359	15,842	27,449	43,291
Restructuring items	—	—	—	—	19,101	19,101
Capital expenditures	6,921	3,386	2,760	13,067	12,457	25,524

Predecessor
For the period January 5, 2003 to February 4, 2003
Net revenues	$35,306	$37,834	$37,032	$110,172	$—	$110,172
Operating income (loss)	2,462	5,751	8,895	17,108	(36,232)	(19,124)
Depreciation and amortization	1,102	861	495	2,458	1,863	4,321
Reorganization items	—	—	—	—	29,805	29,805
Capital expenditures	149	202	10	361	282	643
Fiscal 2002
Net revenues	$614,155	$483,461	$310,626	$1,408,242	$—	$1,408,242
Operating income (loss)	47,078	20,185	30,036	97,299	(181,725)	(84,426)
Depreciation and amortization	15,874	9,188	6,156	31,218	22,022	53,240
Reorganization items	—	—	—	—	114,495	114,495
Capital expenditures	6,341	2,292	1,246	9,879	10,164	20,043
Fiscal 2001
Net revenues	$718,695	$547,234	$316,927	$1,582,856	$—	$1,582,856
Operating income (loss)	(102,040)	(9,096)	(9,537)	(120,673)	(393,084)	(513,757)
Depreciation and amortization	23,226	9,627	3,966	36,819	52,447	89,266
Reorganization items	—	—	—	—	171,898	171,898
Capital expenditures	7,817	1,669	3,213	12,699	10,125	22,824

Total Assets:
Successor
January 3, 2004	$302,784	$246,382	$292,184	$841,350	$246,348	$1,087,698
February 4, 2003	376,574	343,666	294,622	1,014,862	111,752	1,126,614
Predecessor
January 4, 2003	$305,059	$147,815	$204,126	$657,000	$290,880	$947,880
Property, plant and equipment:
Successor
January 3, 2004	$16,993	$14,166	$20,942	$52,101	$44,764	$96,865
February 4, 2003	27,406	15,288	29,551	72,245	57,112	129,357
Predecessor
January 4, 2003	$49,259	$15,721	$14,234	$79,214	$77,498	$156,712
Goodwill:
Successor
January 3, 2004	$22,335	$10,592	$15,002	$47,929	$—	$47,929

The Company does not include corporate departmental expenses, stock-based compensation expenses, reorganization items, restructuring items, amortization of intangible assets or depreciation

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

and amortization of corporate assets in its determination of segment operating income (loss). Corporate departmental expenses include general corporate overhead and certain corporate services. The Company evaluates the business groups' results without allocating these corporate/other items. Other companies may allocate these costs to their operating divisions and, as a result, the operating results of the Company's operating groups may not be directly comparable to the results of other companies. The table below summarizes corporate/other expenses for each period presented:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001

Unallocated corporate expenses	$40,779	$4,564	$45,208	$103,770
Stock-based compensation	5,530	—	—	—
Impairment charge	—	—	—	64,969
Reorganization items	—	29,805	114,495	171,898
Restructuring items	19,101	—	—	—
Depreciation of corporate assets and amortization of intangible assets	27,449	1,863	22,022	52,447
Corporate/other items	$92,859	$36,232	$181,725	$393,084

A reconciliation of Group operating income (loss) to total income (loss) from continuing operations before provision (benefit) for income taxes for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001 is as follows:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Group operating income (loss)	$143,046	$17,108	$97,299	$(120,673)
Corporate/other items	(92,859)	(36,232)	(181,725)	(393,084)
Operating income (loss)	50,187	(19,124)	(84,426)	(513,757)
Gain on cancellation of pre-petition indebtedness	—	(1,692,696)	—	—
Fresh start adjustments	—	(765,726)	—	—
Other (income) loss	(2,817)	359	(62)	6,556
Interest expense, net	20,641	1,751	19,972	122,195
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	$32,363	$2,437,188	$(104,336)	$(642,508)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Geographic Information:    Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Successor		Predecessor
	For the Period February 5, 2003 to January 3, 2004%		For the Period January 5, 2003 to February 4, 2003%		Fiscal 2002%		Fiscal 2001%
Net revenues:
United States	$946,289	74.8%	$82,876	75.2%	$1,097,633	80.0%	$1,268,962	80.2%
Canada	79,463	6.3%	5,813	5.3%	82,196	5.8%	81,466	5.1%
Europe	197,857	15.7%	17,847	16.2%	181,877	12.9%	172,542	10.9%
Mexico	17,709	1.4%	1,849	1.7%	25,971	1.8%	41,896	2.6%
Asia	22,931	1.8%	1,787	1.6%	20,565	1.5%	17,990	1.1%
	$1,264,249	100.0%	$110,172	100.0%	$1,408,242	100.0%	$1,582,856	100.0%
Property, plant and equipment, net United States	$88,457	91.3%	$118,548	91.6%	$137,351	87.6%
All other	8,408	8.7%	10,809	8.4%	19,361	12.4%
	$96,865	100.0%	$129,357	100.0%	$156,712	100.0%

Information about Major Customers:    One customer, Wal-Mart Stores, Inc., accounted for approximately 10.5% of the Company's net revenues in 2003. One customer, Federated Department Stores, accounted for approximately 10.5% of the Company's net revenues in Fiscal 2002 and no customer accounted for 10% or more of the Company's net revenues in Fiscal 2001.

Note 12—Income Taxes

The following presents the United States and foreign components of income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle and the total income tax provision:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Income (loss) from continuing operations:
Domestic	$(11,302)	$2,440,938	$(104,644)	$(609,099)
Foreign	43,665	(3,750)	308	(33,409)
Total	$32,363	$2,437,188	$(104,336)	$(642,508)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Current:
Federal	$—	$—	$—	$—
State and local	1,000	—	600	600
Foreign	13,275	566	9,483	17,943
Total current tax provision	14,275	566	10,083	18,543
Deferred:
Federal	2,418	521,421	530	(184,665)
State and local	595	112,133	230	(42,164)
Foreign	(4,290)	(9,186)	(5,784)	(8,966)
Valuation allowance	(914)	(546,784)	44,589	368,219
Total deferred tax provision (benefit)	(2,191)	77,584	39,565	132,424
Provision for income taxes	$12,084	$78,150	$49,648	$150,967

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$32,363	$2,437,188	$(104,336)	$(642,508)
Income tax expense (benefit) computed at U.S. statutory rate	11,327	853,016	(36,518)	(224,878)
State income taxes, net of federal benefit	1,037	72,887	713	(26,067)
Impact of foreign operations	(6,312)	1,879	3,590	3,023
Net U.S. tax on distribution of foreign earnings	7,106	—	32,846	—
Non deductible intangible amortization and impairment charges	—	—	—	16,297
Fresh start adjustments	—	(303,251)	—	—
Other, net	(160)	403	4,428	14,373
Increase (decrease) in valuation allowance and losses not benefitted	(914)	(546,784)	44,589	368,219
Provision for income taxes	$12,084	$78,150	$49,648	$150,967

The components of deferred tax assets and liabilities as of January 3, 2004, February 4, 2003 and January 4, 2003 were as follows:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003
Gross deferred tax assets:
Inventory	$19,673	$17,766	$20,559
Pension and post-retirement benefits	29,944	32,409	30,507
Advertising credits	13,558	12,155	13,219
Reserves and accruals	43,575	52,373	94,606
Net operating losses	34,054	29,334	502,197
Other	1,416	—	15,078
	142,220	144,037	676,166
Valuation allowance	(130,299)	(89,319)	(670,772)
Subtotal	11,921	54,718	5,394
Gross deferred tax liabilities:
Depreciation and amortization	55,303	90,681	—
Other	4,378	6,278	7,386
Subtotal	59,681	96,959	7,386
Deferred tax liability — net	$(47,760)	$(42,241)	$(1,992)

Successor Company:     At January 3, 2004, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance increased to $130,299 (of which $39,099 relates to foreign entities) at January 3, 2004 from $89,319 (of which $41,321 relates to foreign entities) as recorded upon the adoption of fresh start accounting on February 4, 2003. The most significant increase in the valuation allowance results from certain fresh start adjustments and reclassifications. The offset to this increase was recorded to goodwill during the eleven months ended January 3, 2004.

In the course of finalizing the Company's 2003 financial statements, the Company, after consultation with its auditors, determined that its Calvin Klein jeans license, which had been classified as an indefinite lived intangible asset, should have been classified as a finite lived intangible asset and amortized over its remaining license period of 42 years commencing February 5, 2003. As a result of the change in classification, the Company restated its balance sheet at February 4, 2003 to reduce certain net deferred tax liabilities by $37,335. An offsetting amount was recorded to reduce goodwill. See Notes 16 and 28.

Before considering any reductions and limitations that resulted in connection with the Company's emergence from bankruptcy during 2003, the Company has net operating loss carryforwards of $1,270,900 for U.S. tax purposes (of which $84,400 was generated during 2003). If the U.S. net operating losses remain unused, they shall expire as follows:

Year	Amount
2004–2010	$102,500
2011–2017	46,300
2018–2023	1,122,100
$1,270,900

The Company has alternative minimum tax credits of $2,270 which have no expiration date. The Company's $630 of other tax credit carryforwards will expire in years 2005 through 2007.

In connection with the Company's emergence from bankruptcy, the Company realized cancellation of debt income ("COD") of $1,692,696. Under U.S. tax law, a company which realized

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

COD while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. Instead, after computing its tax liability for the 2003 tax year, the Company will be required to reduce certain tax attributes (such as net operating losses and tax bases in assets it owns) in an amount equal to the COD excluded from taxable income. Should the Company's COD exceed its tax attributes, the remaining COD is still excluded from the Company's taxable income.

Under these rules, all of the Company's U.S. consolidated net operating loss carryovers will be eliminated by applying the attribute reduction on a consolidated basis and certain of its other U.S. tax attributes (including alternative minimum tax credit carryovers and the tax basis of certain property it owns) will be substantially reduced or eliminated. By applying the attribute reduction on a separate company basis, up to $175.0 million of the consolidated U.S. net operating loss carryover may be retained. The actual amount of consolidated net operating loss carryovers that the Company will claim for U.S. income tax reporting purposes will not be determined until the Company files its U.S. consolidated income tax return. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

On the Effective Date of the Plan, an "ownership change" (as defined in Internal Revenue Code Section 382 ("Section 382")) occurred with respect to the Company's stock. Section 382 would limit the Company's future ability to utilize any tax attributes that remain after the tax attribute reduction described above, which may include subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The Company's ability and the ability of its subsidiaries to utilize remaining net operating losses generated after the ownership change will not be affected by the ownership change.

At January 3, 2004, the Company had foreign net operating loss carryforwards of approximately $90,580. If the foreign net operating losses remain unused, they shall expire as follows:

Year	Amount
2004-2013	$30,440
Indefinite	60,140
$90,580

Based on all available objectively verifiable evidence, the Company has determined that a full valuation allowance is required against these foreign net operating losses.

No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($85,800 at January 3, 2004) because it is expected that such earnings will be permanently reinvested in the foreign operations. It is not practical to estimate the amount of taxes that might be payable on the eventual remittance of these earnings.

The Company and its subsidiaries' income tax returns are routinely examined by various tax authorities. In connection with such examinations, the tax authorities have raised issues and proposed tax adjustments. The Company is reviewing the issues raised and will contest any adjustments it deems appropriate. In management's opinion, adequate provision for income taxes have been made for all open years.

Predecessor Company:     The provision for income taxes of $78,150 for the period January 5, 2003 to February 4, 2003 consists of a deferred income tax provision of $77,584 related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start reporting and accrued income taxes on foreign earnings of $566.

Upon the adoption of fresh start accounting at February 4, 2003, the Company recorded a valuation allowance of $89,319 to reduce deferred tax assets to an amount that the Company believes,

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

based upon objectively verifiable evidence, is realizable. The future recognition of such amount will first reduce goodwill. Should the recognition of net deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other noncurrent intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

The Company has also established a valuation allowance against certain foreign net operating loss carry forwards to reduce them to the amount that will, more likely than not, be realized.

Note 13—Employee Retirement Plans

The Company has a defined benefit Pension Plan, which covers substantially all full-time domestic employees. The Pension Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide post-retirement benefits to retired employees ("Other Benefit Plans"). The Other Benefit Plans are, in most cases, contributory with retiree contributions adjusted annually.

On October 5, 2003 (the beginning of the fourth quarter of 2003), the Company changed its method of accounting for the Pension Plan to a method that accelerates the recognition of gains or losses which are changes in the amount of either the projected benefit obligations or plan assets resulting from experience different than assumed and from changes in assumptions. The Company previously deferred gains and losses and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the Pension Plan's projected benefit obligations. The Company believes that the accelerated method is preferable because the recorded pension liability will approximate fair value. Pursuant to SFAS 87, each quarter the Company will recognize interest cost offset by the expected return on Pension Plan assets. In addition, the Company will obtain a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company will record the impact of actual gains and losses that differ from the expected return on Pension Plan assets and any other changes determined by the actuary in the fourth quarter of each year based upon the year-end measurement. This change will result in additional volatility in pension expense or income in future periods. Therefore, the Company will report pension expense or income on a separate line of its statement of operations in each period.

Pension expense under the Company's prior method of accounting would have been $2,447 for the period February 5, 2003 to January 3, 2004.

A summary of the as reported and pro forma results assuming the Company had not changed the method of accounting is as follows:

	For the period February 5, 2003 to January 3, 2004
	As Reported	Pro Forma
Pension (income) expense	$(6,488)	$2,447
Net income (loss)	1,886	(7,049)
Net income (loss) per diluted share	$0.04	$(0.16)

Effective January 1, 2003 the Pension Plan was amended such that participants in the Pension Plan will not earn any additional pension benefits after December 31, 2002. The amendment to the Pension Plan resulted in a curtailment gain of $8,897 in the fourth quarter of Fiscal 2002. As a result of the curtailment, the Company's pension liability was reduced by $8,897. The curtailment gain reduced the unrecognized net actuarial (gain) loss component of the Company's accrued pension liability, which was recorded in other comprehensive loss in the fourth quarter of Fiscal 2002. The

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

accumulated benefit obligation for the Pension Plan was equal to the projected benefit obligation at January 3, 2004, February 4, 2003 and January 4, 2003 due to the curtailment of plan benefits at December 31, 2002.

A reconciliation of the balance of plan benefit obligations follows:

	Pension Benefit Plan			Other Benefit Plans
	Successor	Predecessor		Successor	Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003	January 3, 2004	February 4, 2003	January 4, 2003
Change in projected benefit obligations:
Benefit obligation at beginning of period	$156,870	$158,533	$134,073	$4,521	$4,625	$5,204
Adjustment to beginning of period projected benefit obligation (b)	5,132	—	—	—	—	—
Settlements	—	—	—	—	—	(1,899)
Service cost	—	—	2,845	228	9	223
Interest cost	9,269	—	9,155	269	24	259
Change in actuarial (gain) loss	—	(847)	31,142	1,002	—	1,093
Curtailment	—	—	(8,897)			—
Benefits paid	(9,594)	(816)	(9,785)	(152)	(137)	(255)
Benefit obligation at end of period (a)	$161,677	$156,870	$158,533	$5,868	$4,521	$4,625

(a)	Amount at end of period represents Successor balance at fair value at February 4, 2003.
(b)	The Company recorded additional projected benefit obligation based upon the receipt of the final actuarial valuation report. A corresponding adjustment was recorded to increase goodwill. See Note 16.

A reconciliation of the change in the fair value of plan assets is as follows:

	Pension Benefit Plan			Other Benefit Plans
	Successor	Predecessor		Successor	Predecessor
	January 3, 2003	February 4, 2003	January 4, 2003	January 3, 2004	February 4, 2003	January 4, 2003
Fair value of plan assets at beginning of period	$81,762	$83,365	$95,858	$—	$—	$—
Actual return (loss) on plan assets	15,757	(787)	(5,314)	—	—	—
Employer's contributions	9,320	—	2,606	152	137	255
Benefits paid	(9,594)	(816)	(9,785)	(152)	(137)	(255)
Fair value of plan assets at end of period (a)	$97,245	$81,762	$83,365	$—	$—	$—

Funded status	$(64,432)	$(75,108)	$(75,168)	$(5,868)	$(4,521)	$(4,625)
Unrecognized prior service cost	—	—	—	—	—	(373)
Unrecognized net actuarial (gain) loss	—	—	72,659	1,002	—	(991)
Net amount recognized (a)	$(64,432)	$(75,108)	$(2,509)	$(4,866)	$(4,521)	$(5,989)

(a)	Amount at end of period represents Successor balance at fair value at February 4, 2003.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

The components of net periodic benefit cost is as follows:

	Pension Benefit Plan				Other Benefit Plans
	Successor	Predecessor			Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Service Cost	$—	$—	$2,845	$2,658	$228	$9	$223	$163
Interest Cost	9,269	—	9,155	9,316	269	24	259	283
Expected return on plan assets	(5,154)	—	(8,797)	(9,645)	—	—	—	—
Gain on plan assets in excess of expected return	(10,603)
Amortization of prior service cost	—	—	(49)	(74)	—	(34)	(33)	(33)
Net actuarial (gain) loss	—	—	2,245	684	—	—	(107)	(133)
Net benefit cost (income)	$(6,488)	$—	$5,399	$2,939	$497	$1	$342	$280

The Pension Plan's weighted average asset allocations are as follows:

		Successor		Predecessor
	Targeted Asset Allocation	January 3, 2004	February 4, 2003	January 4, 2003
Asset Category:
Equity securities	40%	43%	43%	33%
Debt securities	20%	18%	18%	16%
Real estate	5%	6%	6%	5%
Other	35%	33%	33%	46%
Total	100%	100%	100%	100%

The Company's investment strategy for the Pension Plan's assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 15% of overall Pension Plan assets at January 3, 2004. The Company's goal is to provide for steady growth in the Pension Plan's assets, exceeding the Company's expected return on plan assets of 7%. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other investments and fund managers. The portfolio is balanced annually to maintain the Company's targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines, actual investments may differ from the targeted allocations.

Pension Plan assets at January 4, 2003 included 673,100 shares of the Company's Old Common Stock, which had a fair market value of $2. The Company's Old Common Stock was cancelled on February 4, 2003 pursuant to the Reorganization Plan. Holders of the Old Common Stock, including the Pension Plan, did not receive any distribution under the terms of the Reorganization Plan and, as a result, the Pension Plan's investment in such Old Common Stock was written off.

The Company contributes to multi-employer defined benefit pension plans on behalf of union employees of two manufacturing facilities and a warehouse and distribution facility, which amounts are not significant for the periods presented. The Company closed the two manufacturing facilities in Fiscal 2002 and recorded a termination liability of $2,317 related to the multi-employer plans associated with the closed plants during Fiscal 2002. The accrued liability of $2,317 was included in

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

liabilities subject to compromise at January 4, 2003 and was settled as part of the Company's emergence from bankruptcy on February 4, 2003.

The Company expects to contribute $18,710 to the Pension Plan in fiscal 2004 and $61,160 through 2008. The amount of cash contributions the Company is required to make to the Pension Plan could increase or decrease depending on the performance of the Pension Plan's assets and other factors which are not in the control of the Company.

A summary of the Pension Plan's projected benefit obligations, accumulated benefit obligations and plan assets are as follows:

	Pension Benefit Plan
	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003

Projected benefit obligation	$161,677	$157,717	$158,533
Accumulated benefit obligation	161,677	157,717	158,533
Fair value of plan assets	97,245	81,762	83,365

Other balance sheet accounts are as follows:

	Pension Benefit Plan			Other Benefit Plans
	Successor		Predecessor	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003	January 3, 2004	February 4, 2003	January 4, 2003

Prepaid (accrued) benefit cost	$(64,432)	$(75,108)	$(75,168)	$(4,866)	$(4,521)	$(5,989)
Accumulated other comprehensive loss	—	—	72,659	—	—	—
Net amount recognized	$(64,432)	$(75,108)	$(2,509)	$(4,866)	$(4,521)	$(5,989)

Future benefit payments are expected to be:

Fiscal Year	Pension Benefit Plan	Other Benefit Plans
2004	$9,477	$373
2005	9,529	364
2006	9,547	345
2007	9,580	351
2008	9,782	355
2009—2013	52,337	1,841

The weighted-average assumptions used in the actuarial calculations for the Pension Plan and other Benefit Plans were as follows:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Discount rate	5.30%	5.30%	5.30%	7.25%
Expected return on plan assets	7.00%	7.00%	9.50%	9.50%
Rate of compensation increase	N/A	N/A	5.00%	5.00%

The Company's discount rate assumption for both the Pension Plan and Other Benefit Plans for 2003 and Fiscal 2002 was 5.3%. The Company considers changes in the interest rate for ten-year United

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

States Treasury Bonds and other long-term low risk bond rates as indicative of its discount rate. The Company's expected rate of return on Pension Plan assets reflects the Company's expectation of the long-term rate of return on the Pension Plan's assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.

The Company evaluated its assumptions related to the expected return on plan assets in the fourth quarter of Fiscal 2002 and revised the expected return on plan assets for future valuations to 7% effective with the Pension Plan's 2003 year. The rate of compensation increase is not applicable because Pension Plan participants' benefits have been frozen. The Company's Pension Plan and other Benefit plan measurement date is December 31st.

For measurement purposes, the weighted average annual assumed rate of increase in the per capital cost of covered benefits (health care trend rate) related to Other Benefit Plans is as follows:

	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003

Health care cost trend rate assumed next year	11.0%	11.5%	11.5%
Rate to which the trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year trend rate reaches the ultimate rate	2015	2014	2014

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$52	$(45)
Effect on health care component of the accumulated post-retirement benefit obligation	$514	$(452)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed and signed into law. The Act provides for the reimbursement of certain costs related to prescription drug benefits to sponsors of post-retirement health care plans that provide prescription drug benefits for retirees. Specific guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. In addition, the Company may amend its post-retirement benefit plan to qualify for reimbursements under the Act. As a result the Company will defer making any adjustments to its post-retirement benefit obligation.

The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee was $4.200, $1.800 and $1.530 for 2003, Fiscal 2002 and Fiscal 2001, respectively. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan were $918, $83, $552 and $483 for the eleven months ended January 3, 2004, one month ended February 4, 2003, Fiscal 2002 and 2001, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Note 14—Inventories

	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003

Finished goods	$199,156	$243,111	$281,610
Work in process	43,341	63,013	51,792
Raw materials	48,328	41,909	45,682
	290,825	348,033	379,084
Less: reserves	(10,986)	—	(33,816)
	$279,839	$348,033	$345,268

Note 15—Property, Plant and Equipment

	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003
Land and land improvements	$1,538	$1,305	$1,223
Building and building improvements	21,215	23,071	51,513
Furniture and fixtures	21,140	15,813	101,861
Machinery and equipment	22,266	32,072	73,104
Computer hardware and software	58,752	56,778	169,194
Construction in progress	2,171	318	435
	127,082	129,357	397,330
Less: Accumulated depreciation and amortization	(30,217)	—	(240,618)
Property, plant and equipment, net	$96,865	$129,357	$156,712

Note 16—Intangible Assets and Goodwill

Intangible assets were as follows:

	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003
Indefinite lived intangible assets:
Trademarks	$125,327	$199,307	$61,978
Licenses in perpetuity	45,500	45,500	19,327
Finite lived assets:
Licenses for a term, net of accumulated amortization	100,696	104,100	5,522
Sales order backlog, net of accumulated amortization	—	12,600	—

Intangible assets, net	$271,523	$361,507	$86,827

Accumulated amortization related to finite lived intangible assets at January 3, 2004, February 4, 2003 and January 4, 2003 was $15,796, $0 and $19,069, respectively. Amortization expense is expected to be $2,806 in each of fiscal 2004 through fiscal 2018 and then $2,248 from fiscal 2018 through fiscal 2044, related to the Calvin Klein jeans license and Chaps license. The following table summarizes intangible assets since February 4, 2003:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Trademarks	Licenses in Perpetuity	Licenses for a Term	Sales Order Backlog	Favorable Lease	Total
Balance at February 4, 2003	199,307	45,500	104,100	12,600	—	361,507
Adjustments to preliminary fair value (a)	(31,307)	—	—	—	662	(30,645)
Amortization expense	—	—	(3,334)	(11,800)	(662)	(15,796)
Translation adjustments	2,527	—	(70)	—		2,457
Sale of White Stag trademark (b)	(32,000)	—	—	—	—	(32,000)
Transfer of items to assets held for sale of discontinued operations	(13,200)	—	—	(800)	—	(14,000)
Balance at January 3, 2004	$125,327	$45,500	$100,696	$—	$—	$271,523

(a)	The restatement of the February 4, 2003 balance sheet resulted in preliminary negative goodwill of $3,193 which was allocated to the preliminary fair value of indefinite lived intangible assets. During the period ended January 3, 2004, adjustments to the fair value of intangible assets resulted in a reduction in the preliminary fair value of the Company's trademarks resulting in a positive goodwill balance.
(b)	During the fourth quarter of 2003, the Company sold its White Stag trademark to Wal-Mart Stores, Inc. for $28,700. Pursuant to the sales agreement, the Company received $10,000 in cash in December of 2003 and a note receivable for $18,700. The note, including interest, is payable on or before March 2, 2007. The Company recorded a loss on the sale of the White Stag trademark of $3,829 which has been included in other income (expense) in the consolidated statement of operations for the period February 5, 2003 to January 3, 2004. The current portion of the note receivable of $2,805 is included in other current assets, and the long-term portion of $15,895 is included in notes receivable.

The following table summarizes the changes in the carrying amount of goodwill for the period February 5, 2003 to January 3, 2004:

Goodwill balance at February 4, 2003 -	—
Adjustments:
Fixed Assets - fair value	11,654
Trademarks and licenses in perpetuity - fair value	31,307
Favorable lease - fair value	264
Deferred income taxes	(641)
Pension Plan liabilities - fair value (a)	5,132
Other	213
Goodwill balance at January 3, 2004	$47,929

(a)	Goodwill was adjusted to reflect final actuarial valuation of the Company's pension plan projected benefit obligation.

The Company performed a detailed review of the preliminary work of the Asset Appraisers during 2003. During the course of the review, the Company has made adjustments and corrections to reduce preliminary appraisals to fair value for intangible assets, property, plant and equipment and other assets and to reflect deferred income tax liability, as appropriate.

Goodwill at January 3, 2004 reflects adjustments of $47,929 to the preliminary estimates of the fair value of fixed and intangible assets and accrued liabilities and the related deferred income taxes and valuation allowance as a result of changes in the preliminary fair values of fixed assets,

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

trademarks and accrued liabilities and the classification of intangible assets. The reductions in fixed and intangible assets resulted in a corresponding increase in the valuation allowance related to deferred taxes, which increased goodwill. See Notes 12, 28 and 29.

In June 2001, the FASB issued SFAS 142, which eliminated the amortization of goodwill and certain other intangible assets with indefinite lives effective for the Company's 2002 fiscal year. SFAS 142 addresses financial accounting and reporting for intangible assets and acquired goodwill. SFAS 142 requires that indefinite lived intangible assets be tested for impairment at least annually. Intangible assets with finite useful lives are to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 144.

Under the provisions of SFAS 142, goodwill is deemed potentially impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. As of January 5, 2002, the Company had incurred losses in each of its two previous fiscal years and had filed for bankruptcy. As a result, the Company's BEV had decreased. Intangible assets are deemed impaired if the carrying amount exceeds the fair value of the assets. The Company determined its BEV in connection with the preparation of the Reorganization Plan. The Company allocated the BEV to its various reporting units and determined that the value of certain of the Company's intangible assets and goodwill were impaired. As a result, the Company recorded a charge of $801,622 (net of income tax benefit of $53,513) as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002.

Note 17—Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) as of January 3, 2004, February 4, 2003 and January 4, 2003 are summarized below:

	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003
Foreign currency translation adjustments	$11,556	$—	$(20,408)
Change in unfunded minimum pension liability	—	—	(72,659)
Unrealized gain (loss) on marketable securities, net	35	—	(156)
Total accumulated other comprehensive income (loss)	$11,591	$—	$(93,223)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Note 18—Liabilities Subject to Compromise — Predecessor

Liabilities subject to compromise included debt, accounts payable, accrued expenses and other liabilities that were settled as part of the Company's emergence from bankruptcy. Creditors received distributions consisting of cash, debt securities and common stock in settlement of their bankruptcy claims. The ratio of cash, debt securities and common stock that individual creditors received depended upon the priority of the claim made by each creditor. The Company recorded a gain on the final settlement of these liabilities of $1,692,696 in the period January 5, 2003 to February 4, 2003. The following table summarizes liabilities subject to compromise at January 4, 2003, all of which were discharged upon the Company's emergence from bankruptcy on February 4, 2003:

Predecessor
January 4, 2003
Current liabilities:
Accounts payable (a)	$385,931
Accrued liabilities, including unsecured GECC claim	128,567
Debt:
$600 million term loan (b)	584,824
Revolving credit facilities (b)	1,013,995
Term loan agreements (b)	27,034
Capital lease obligations	1,265
Foreign credit facilities (b)	146,958
Equity Agreement Notes (b)	56,506
Company-obligated mandatorily redeemable convertible preferred securities	120,000
Other liabilities	21,002
$2,486,082 (c)

(a)	Accounts payable included $349,737 of trade drafts payable at January 4, 2003. As a result of the Chapter 11 Cases, no principal or interest payments were made on unsecured pre-petition debt.
(b)	See Note 19.
(c)	Due to the settlement of final claims in connection with the consummation of the Reorganization Plan, the total amount of liabilities subject to compromise discharged on February 4, 2003 was $2,499,385. See Notes 1 and 5.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Note 19—Debt

	Successor		Predecessor
	January 3, 2004	February 4, 2003	January 4, 2003
8 7/8% Senior Notes due 2013 (a)	$210,000	$—	$—
Capital lease obligations	1,132	1,420	2,679
Second Lien Notes	—	200,942	—
Exit Financing Facility	—	39,200	—
GECC debt (b)	—	4,890	5,603
Revolving credit facilities (c)	—	—	1,013,995
$600 million term loan	—	—	584,824
Foreign credit facilities	—	—	146,958
Equity Agreement Notes (d)	—	—	56,506
Term loan agreements	—	—	27,034
	211,132	246,452	1,837,599
Current portion	—	(44,250)	(5,765)
Reclassified to liabilities subject to compromise	—	—	(1,830,582)
Total long-term debt	$211,132	$202,202	$1,252

(a)	On September 18, 2003, the Company entered into an interest rate swap agreement with respect to the Company's Senior Notes for a total notional amount of $50,000. The Company designated the swap to hedge changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of January 3, 2004, the fair value of the swap agreement was a loss of $536 which was offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations as the provisions of the swap match the provisions of the hedged debt.
(b)	Represents amounts due pursuant to the GECC lease settlement.
(c)	Includes the effect of fluctuations in foreign currency exchange rates.
(d)	Interest bearing notes payable to certain banks related to the settlement of equity forward purchase agreements ("Equity Agreements") entered into in connection with the Company's stock repurchase program. See Note 21.

Total debt of the Predecessor did not include pre-petition trade drafts outstanding as of January 4, 2003 of $349,737 that were included in liabilities subject to compromise.

Financing Agreements — Successor

    Senior Notes

On June 12, 2003, Warnaco completed the sale of $210,000 Senior Notes at par. The Senior Notes mature on June 15, 2013. No principal payments prior to the maturity date are required. The Senior Notes bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at January 3, 2004. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200,942 and accrued interest thereon of $1,987. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7,071. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes which, among other things, required Warnaco to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of fiscal 2004.

    Interest Rate Swap

On September 18, 2003, the Company entered into an interest rate swap agreement with respect to the Senior Notes for a total notional amount of $50,000. The swap provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (5.34% at January 3, 2004). As a result of the swap, the weighted average effective interest rate of the Senior Notes was reduced to 8.03% as of January 3, 2004. The swap agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the swap as a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of January 3, 2004, the fair value of the swap agreement was a loss of $536, which is offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the swap match the provisions of the hedged debt.

    Exit Financing Facility

On the Effective Date the Company entered into the Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowing from $275,000 to $325,000, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.50% (5.50% at January 3, 2004) or at LIBOR plus 2.50% (approximately 3.65% at January 3, 2004). The Company purchases LIBOR contracts, when it expects borrowing to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.50%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.5% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of January 3, 2004, the Company was in compliance with the covenants of the Exit Financing Facility. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of Warnaco's domestic

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. Initial borrowings under the Exit Financing Facility on the Effective Date were $39,200. As of January 3, 2004, the Company had repaid all amounts owing under the Exit Financing Facility and had approximately $41,364 of cash available as collateral against outstanding letters of credit of $66,186. At January 3, 2004, the Company had $132,536 of credit available under the Exit Financing Facility.

On November 12, 2003, the Company's lenders approved an amendment to the Exit Financing Facility to modify certain definitions and covenants and to permit certain asset sales, permit the use of cash balances to fund acquisitions and allow the Company to repurchase up to $10,000 of the Company's outstanding Senior Notes after June 30, 2004.

    Second Lien Notes

In accordance with The Reorganization Plan, on the Effective Date, the Company issued $200,942 Second Lien Notes to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were scheduled to mature on February 4, 2008 subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bore an annual interest rate which was the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contained certain covenants that, among other things, limited investments and asset sales and prohibited the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes were guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, were secured by a second priority lien on substantially the same assets which secured the Exit Financing Facility. The Second Lien Notes were payable in equal annual installments of $40,188 beginning in April 2004 through April 2008. Second Lien Note principal payments could only be made if the Company achieved a defined fixed charge coverage ratio and had additional borrowing availability, after the principal payment, of $75,000 or more under the Exit Financing Facility.

On June 12, 2003, the Company repaid all outstanding principal and accrued interest on the Second Lien Notes of $202,929 with the proceeds from the Company's offering of the Senior Notes.

Financing Agreements — Predecessor

    Debtor-In-Possession Financing

On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of $375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, certain extensions were granted under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002 (the DIP, subsequent to such extensions and amendments, is referred to as the "Amended DIP"). The amendments and extensions, among other things, amended certain definitions and covenants, permitted the sale of certain of the Company's assets and businesses, extended deadlines with respect to certain asset sales and filing requirements with respect to a Reorganization Plan and reduced the size of the facility to reflect the Debtor's revised business plan. The Amended DIP (when originally executed) provided for a $375,000 non-amortizing revolving credit facility (which includes a letter of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

credit facility of up to $200,000) ("Tranche A") and a $225,000 revolving credit facility ("Tranche B"). On December 27, 2001 the Tranche B commitment was reduced to $100,000. On April 19, 2002, the Company voluntarily elected to eliminate Tranche B based upon its determination that the Company's liquidity position had improved significantly since the Petition Date and Tranche B would not be needed to fund the Company's ongoing operations. On May 28, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $325,000. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275,000. Borrowing under the Amended DIP bore interest at either LIBOR plus 2.75% (approximately 4.25% at January 4, 2003) or at the Citibank N.A. Base Rate plus 1.75% (6.5% at January 4, 2003). The Amended DIP contained restrictive covenants which required the Company to achieve $70,800 of earnings before interest, income taxes, depreciation, amortization and restructuring charges, as defined ("EBITDAR"), and limited capital expenditures. As of January 4, 2003, the Company was in compliance with all of the covenants under the Amended DIP.

All outstanding borrowings under the Amended DIP were repaid as of January 4, 2003. The weighted average interest rate was 6.5% for Fiscal 2002 and 4.8% for Fiscal 2001. In addition, the Company had stand-by and documentary letters of credit outstanding under the Amended DIP at January 4, 2003 of approximately $60,672. The total amount of additional credit available to the Company at January 4, 2003 was $160,906. In addition, at January 4, 2003, the Company had approximately $94,059 of excess cash available as collateral against outstanding stand-by and trade letters of credit.

The Amended DIP was secured by substantially all of the domestic assets of the Company. The Amended DIP terminated on the Effective Date and was replaced by the Exit Financing Facility.

    GECC Settlement

On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ("GECC"). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's claims under the leases totaled approximately $51,152. Under the terms of the settlement agreement GECC received $15,200, all of which had been repaid as of January 3, 2004. The remaining amount of the GECC claim of approximately $35,952 was included in liabilities subject to compromise at of January 4, 2003. The Company recorded approximately $22,907 as reorganization items in 2003 related to the GECC leases. Lease expenses related to the GECC leases were $0, $0, $8,228 and $16,504 for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001, respectively.

The assets acquired pursuant to the terms of the settlement agreement were recorded at their estimated fair value, which was estimated to be equal to the present value of payments due to GECC under the terms of the settlement agreement. Such assets are being depreciated using the straight-line method over their estimated remaining useful lives of two to four years.

    Pre-Petition Debt

The Company was in default of substantially all of its U.S. pre-petition credit agreements as of January 4, 2003. All pre-petition debt of the Debtors was classified as liabilities subject to compromise in the consolidated balance sheet at January 4, 2003. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on the Petition Date. The Company continued to accrue interest on certain foreign credit agreements that were subject to standstill and inter-creditor agreements. Such interest of approximately $14,844 was paid pursuant to the Reorganization Plan on February 4, 2003. Such interest is included in liabilities subject to compromise at January 4, 2003. A brief description of each pre-petition credit facility and the terms thereof is included below.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

    Amendment Agreement

On October 6, 2000, the Company and the lenders under its credit facilities entered into an Amendment, Modification, Restatement and General Provisions Agreement (the "Amendment Agreement") and an Inter-creditor Agreement. Pursuant to the Amendment Agreement, the Company's credit facilities were modified so that each contained identical representations and warranties, covenants, mandatory prepayment obligations and events of default. The Amendment Agreement also amended uncommitted credit facilities and those which matured prior to August 12, 2002 so that they would mature on August 12, 2002 (maturity dates of the credit facilities due after August 12, 2002 were unaffected).

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

As part of the signing of the Amendment Agreement, obligations under each of the credit facilities were guaranteed by the Company and by all of its domestic subsidiaries. Additionally, on a limited basis, several foreign subsidiaries cross-guaranteed the foreign obligations. The Company and each of such entities have granted liens on substantially all of their assets to secure these obligations. As a result of the Amendment Agreement, as of December 30, 2000, the Company had committed to credit facilities in an aggregate amount of $2,609,000, all of which were to mature on or after August 12, 2002 with substantially no debt amortization until then. All obligations under the Amendment Agreement were in default under the Chapter 11 Cases. The Company did not accrue interest on these obligations since the Petition Date, except for interest on certain foreign credit agreements, as previously noted. Creditors under the Amendment Agreement were considered secured creditors in the Chapter 11 Cases, and as such, in accordance with applicable bankruptcy law, received a higher priority than other classes of creditors. Amounts outstanding under the Amendment Agreement, not including accrued interest, at January 4, 2003 were approximately $2,179,054, including trade drafts of $349,737. The Company classified these obligations as liabilities subject to compromise. The Amendment Agreement and Amended DIP required that the proceeds from certain asset sales be used to repay amounts outstanding under the Company's pre-petition debt agreements. Such repayments were approximately $14,500 in Fiscal 2002.

All debt associated with the Amendment Agreement was cancelled as a result of the Reorganization Plan. See Note 1.

            $600,000 Revolving Credit Facility

The Company was the borrower under a $600,000 Revolving Credit Facility, which included a $100,000 sub-facility available for letters of credit. This facility was scheduled to expire on August 12, 2002 in accordance with the terms of the Amended and Restated Credit Agreement, dated November 17, 1999, which governed the facility. Amounts borrowed under this facility were borrowed at either base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 4, 2003, $592,359 was outstanding under this facility, all of which was included in liabilities subject to compromise.

            $450,000 Revolving Credit Facility

The Company was also a borrower under a $450,000 Revolving Credit Facility, which was reduced to $423,600 under the Amendment Agreement. The credit agreement governing this facility, dated

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

November 17, 1999, provided that the facility would expire on November 17, 2004. Amounts borrowed under this facility were subject to interest at a base rate or at an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 4, 2003, $421,636 was outstanding under this facility, all of which was included in liabilities subject to compromise.

            $587,548 Term Loan

The Company was a borrower under a $600,000 Term Loan, dated November 17, 1999, which was reduced to approximately $587,548 under the Amendment Agreement. The maturity of this loan was also extended until August 12, 2002 in connection with the Amendment Agreement. Amounts borrowed under this facility were subject to interest at a base rate or an interest rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. As of January 4, 2003, $584,824 was outstanding under this facility all of which was included in liabilities subject to compromise.

            French Franc Facilities

The Company and its subsidiaries entered into French Franc facilities in July and August 1996 relating to its acquisition of Lejaby. These facilities, which were amended in April 1998 and in August and November 1999, included a term loan facility in an original amount of 370 million French Francs and a revolving credit facility of 480 million French Francs, which was reduced to 441.6 million French Francs pursuant to the Amendment Agreement. Amounts borrowed under these facilities were subject to interest at a rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. Beginning in July 1997, the Company began repaying the term loan in annual installments, with a final installment due on December 31, 2001. In conjunction with the Amendment Agreement the annual installments were eliminated and the maturity of the loan was extended to August 12, 2002. The revolving portion of this facility provided for multi-currency revolving loans to be made to the Company and a number of its European subsidiaries. As of January 4, 2003 the total amount outstanding under these facilities was $55,424 equivalent all of which was included in liabilities subject to compromise.

            $400,000 Trade Credit Facility

On October 6, 2000, in conjunction with signing the Amendment Agreement, the Company entered into a new $400,000 Trade Credit Facility which provided commercial letters of credit for the purchase of inventory from suppliers and offered the Company extended terms for periods of up to 180 days ("Trade Drafts"). Amounts drawn under this facility were subject to interest at a rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. The Company classified the 180-day Trade Drafts in trade accounts payable. At January 4, 2003 the Company had approximately $349,737 of Trade Drafts outstanding under this facility, all of which was included in liabilities subject to compromise.

            Other Facilities

In July 1998, the Company entered into a term loan agreement with a member of its existing bank group. This loan was due to be repaid in equal installments with a final maturity date of July 4, 2002. Amounts outstanding under this agreement as of January 4, 2003 were $27,034 and were included in liabilities subject to compromise.

The Company issued $40,372 of notes in conjunction with the amendment of its Equity Agreements with two of its banks. Amounts borrowed under these notes were subject to interest at a rate based on the Eurodollar rate plus a margin determined under the Amendment Agreement. These notes were to mature on August 12, 2002. As of January 4, 2003 the total amount outstanding under the Equity Agreements was $56,506. Loans related to the Equity Agreements outstanding were included in liabilities subject to compromise.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

            Foreign Credit Facilities

The Company and certain of its foreign subsidiaries entered into credit agreements that provided for revolving lines of credit and issuance of letters of credit ("Foreign Credit Facilities"). At January 4, 2003, the total outstanding amounts of the Foreign Credit Facilities were approximately $91,534 equivalent. The foreign subsidiaries were not parties to the Chapter 11 Cases. The Foreign Credit Facilities were subject to standstill and inter-creditor agreements. The Company recorded interest expense of $901 for the period January 5, 2003 to February 4, 2003 and $9,833 and $4,110 in Fiscal 2002 and 2001, respectively, on certain of these foreign credit facilities. The Reorganization Plan required the payment of such interest and, as a result, the Company repaid the outstanding principal amount and accrued interest totaling $106,112 pursuant to the terms of The Reorganization Plan on February 4, 2003.

            Restrictive Covenants—Amendment Agreement

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

    Restrictive Covenants—Amended DIP

The Amended DIP contained financial and restrictive covenants that, among other things, required the Company to achieve a minimum level of EBITDAR, as defined, restricted the amount of capital expenditures the Company could incur and prohibited the Company from incurring additional indebtedness and paying dividends. As of January 4, 2003, the Company was in compliance with all covenants of the Amended DIP.

    Lease Rejections

The Company entered into operating lease agreements for manufacturing, distribution and administrative facilities and retail stores. The Company provided approximately $32,389 for the estimated total amount of claims the Company received related to rejected leases as of January 4, 2003.

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

Note 20—Mandatorily Redeemable Convertible Preferred Securities — Predecessor

In 1996, Designer Holdings, Ltd. ("Designer Holdings") issued 2.4 million Company-obligated mandatorily redeemable convertible preferred securities of a wholly owned subsidiary (the "Preferred

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Securities") for aggregate gross proceeds of $120,000. The Preferred Securities represented preferred undivided beneficial interests in the assets of Designer Finance Trust ("Trust"), a statutory business trust formed under the laws of the State of Delaware in 1996. Designer Holdings owned all of the common securities representing undivided beneficial interests of the assets of the Trust. Accordingly, the Trust is included in the consolidated financial statements of the Company. The Trust exists for the sole purpose of (i) issuing the Preferred Securities and common securities (together with the Preferred Securities, the "Trust Securities"), (ii) investing the gross proceeds of the Trust Securities in 6% Convertible Subordinated Debentures of Designer Holdings due 2016 ("Convertible Debentures") and (iii) engaging in only those other activities necessary or incidental thereto. The Company indirectly owns 100% of the voting common securities of the Trust, which is equal to 3% of the Trust's total capital.

Each Preferred Security was convertible at the option of the holder thereof into 0.6888 of a share of Old Common Stock of the Company, or 1,653,177 shares of the Company's Old Common Stock in the aggregate, at an effective conversion price of $72.59 per share of Old Common Stock, subject to adjustments in certain circumstances.

The holders of the Preferred Securities were entitled to receive cumulative cash distributions at an annual rate of 6% of the liquidation amount of $50.00 per Preferred Security, payable quarterly in arrears. The distribution rate and payment dates corresponded to the interest rate and interest payment dates on the Convertible Debentures, which were the sole assets of the Trust. As a result of the acquisition of Designer Holdings by the Company, the Preferred Securities were adjusted to their estimated fair value at the date of acquisition of $100,500, resulting in a decrease in their recorded value of approximately $19,500. This decrease was being amortized using the effective interest rate method to maturity of the Preferred Securities. Such distributions and accretion to redeemable value were included in interest expense. As of the Petition Date, the Company suspended payments due under the Convertible Debentures and wrote-off the original issue discount related to the Convertible Debentures and the related bond issue costs, net of accumulated amortization, as of the Petition Date totaling $21,411. This amount was included in reorganization items and the nominal value of the Convertible Debentures of $120,000 was included in liabilities subject to compromise as of January 4, 2003.

The Predecessor had the right to defer payments of interest on the Convertible Debentures and distributions on the Preferred Securities for up to twenty consecutive quarters (five years), provided such deferral did not extend past the maturity date of the Convertible Debentures. Upon the payment, in full, of such deferred interest and distributions, the Predecessor could defer such payments for additional five-year periods. The Company deferred the interest payments under these instruments that were due on December 31, 2000 and March 31, 2001. The deferred interest and distributions through the Petition Date amounting to $4,975 were included in liabilities subject to compromise at January 4, 2003.

The Preferred Securities were mandatorily redeemable upon the maturity of the Convertible Debentures on December 31, 2016, or earlier to the extent of any redemption by the Company of any Convertible Debenture, at a redemption price of $50.00 per share plus accrued and unpaid distributions to the date fixed for redemption. In addition, there are certain circumstances wherein the Trust will be dissolved, with the result that the Convertible Debentures will be distributed pro rata to the holders of the Trust Securities.

The Company guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities. In addition, the Company entered into a supplemental indenture pursuant to which it has assumed, as a joint and several obligor with Designer Holdings, liability for the payment of principal, premium, if any, and interest on the Convertible Debentures, as well as the obligation to deliver shares of Old Common Stock of the Company upon conversion of the Preferred Securities as

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

described above. The claims of the holders of the Convertible Debentures were subordinate to the secured creditors and other preferred creditors under the Chapter 11 Cases and are structurally subordinated to general unsecured claims.

Holders of the Convertible Debentures received 268,200 shares of New Common Stock on February 4, 2003, pursuant to the terms of the Reorganization Plan. See Note 1.

The following is summarized financial information of Designer Holdings and its subsidiaries as of January 4, 2003 and for each of the two fiscal years in the period ended January 4, 2003.

Predecessor
January 4, 2003
Current assets	$70,605
Non-current assets	111,117
Current liabilities	25,335
Non-current liabilities	—
Liabilities subject to compromise:
Current liabilities	8,595
Redeemable preferred securities	120,000
Stockholders' equity	27,792

	Predecessor
	Fiscal 2002 (a)		Fiscal 2001 (a)
Net revenues	$282,861		$287,655
Cost of goods sold	214,757		236,675
Net loss	(297,889	)(b)(c)	(97,129	)(b)

(a)	Excludes Retail Store Group net revenues of $31,063 and $53,146 for Fiscal 2002 and Fiscal 2001, respectively, and cost of goods sold of $17,238 and $38,643 for Fiscal 2002 and Fiscal 2001, respectively. As a result of the integration of Designer Holdings into the operations of the Company, net income associated with these revenues cannot be separately identified.
(b)	Net loss includes a charge of $16,702 and $38,842 of general corporate expenses for Fiscal 2002 and Fiscal 2001, respectively.
(c)	Includes the cumulative effect of a change in accounting policy of $294,497 in Fiscal 2002 related to the adoption of SFAS 142.

Note 21—Stockholders' Equity (Deficiency)

Successor

    New Common Stock

The Successor has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There are no shares of preferred stock issued and outstanding. The Successor has authorized an aggregate of 112,500,000 shares of New Common Stock, of which the Successor issued 44,999,973 shares pursuant to the terms of the Reorganization Plan. A further 23,540 shares and 1,670 shares were issued to the Company's directors on May 28, 2003 and July 7, 2003, respectively, as partial compensation for serving as members on the Board of Directors of the Company. The total number of shares of New Common Stock issued and outstanding at January 3, 2004 was 45,188,683.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

    2003 Stock Incentive Plan

The Board of Directors and Compensation Committee thereof are responsible for administration of the Company's stock incentive plan and determined, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vested or became exercisable. The Company has reserved 5,000,000 shares of New Common Stock for stock-based compensation awards. A summary of option and other stock awards outstanding under the stock incentive plan as of January 3, 2004 are summarized below.

On March 12, 2003, pursuant to the terms of the Stock Incentive Plan, the Company issued 496,000 shares of restricted stock to certain of its employees. A further 158,750 shares of restricted stock, net of cancellations, were issued through January 3, 2004. The Stock Incentive Plan was approved by shareholders on May 28, 2003. The fair market value of the New Common Stock on the date of the grants ranged from $9.55 to $16.95 per share. The restricted shares vest, with respect to 25% of the shares, six months after the grant date and, with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. In addition, the Company granted options for the purchase of 2,619,000 shares, net of cancellations, of New Common Stock at exercise prices ranging from $9.55 to $16.95 per share, which represents the fair market value of the New Common Stock at the date of grant. Substantially all the options vest, with respect to 25% of the shares, six months after the grant date and, with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. The options have a ten-year term. Compensation expense related to the restricted share and option grants to employees was $5,530 for the period February 5, 2003 to January 3, 2004. The total fair value of these options and restricted share grants, net of cancellations, was $17,277. Stock-based compensation expense for the period February 5, 2003 to January 3, 2004 related to grants of stock to the Company's Board of Directors as partial compensation for their services totaled $104.

A summary of the options outstanding under the Stock Incentive Plan is presented below:

	For the Period February 5, 2003 to January 3, 2004
	Options	Weighted Average Exercise Price
Outstanding at February 5, 2003	—
Granted	2,906,000	$10.80
Exercised	(17,000)	10.45
Cancelled	(287,000)	10.43
Outstanding at January 3, 2004	2,602,000	10.85
Options exercisable at January 3, 2004	637,000	$10.25

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Summary information related to options outstanding at January 3, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at January 3, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at January 3, 2004	Weighted Average Exercise Price
$9.55 - $10.45	616,500	9.3	$9.56	156,000	$9.56
$10.45 - $11.11	1,707,500	9.2	10.45	473,000	10.45
$11.11- $13.60	24,000	9.3	11.35	6,000	11.35
$13.60 - $15.43	12,000	9.5	13.90	2,000	13.60
$15.43 - $16.95	242,000	9.7	16.68	—	—
	2,602,000			637,000	$10.25

The following are the numbers of shares of New Common Stock and treasury stock issued and outstanding as of January 3, 2004:

Number of Shares
January 3, 2004
Common Stock:
New Common Stock issued on February 4, 2003	44,999,973
Shares issued to directors	25,210
Shares issued under restricted stock grants, net of cancellations	163,500
Balance at January 3, 2004	45,188,683
Treasury Stock:
Balance at February 4, 2003	—
Net additions/returned	22,766
Balance at January 3, 2004	22,766

On the Effective Date, pursuant to the Reorganization Plan and a rights agreement (the "New Rights Agreement"), the Company distributed one Right (a "Right") for each outstanding share of Company New Common Stock to stockholders of record at the Effective Date and authorized the issuance of one Right for each share of New Common Stock issued thereafter and prior to the Distribution Date (as defined in the New Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Preferred Stock, par value $0.01 per share, at a purchase price of $45.00 per Unit, subject to adjustment. Subject to the terms and conditions of the New Rights Agreement, if not earlier redeemed upon the approval of the holders of 55% of the New Common Stock, the Rights only become exercisable upon the occurrence of certain events as set forth in the New Rights Agreement.

Predecessor

In December 2000, the Company suspended payment of its quarterly cash dividend. The Amended DIP and the Exit Financing Facility prohibited the Company from paying dividends or making distributions to the holders of common stock.

In August 1999, the Board of Directors of the Company adopted a rights agreement (the "Old Rights Agreement"). Under the terms of the Old Rights Agreement, the Company declared a dividend distribution of one right for each outstanding share of Old Common Stock to stockholders of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

record on August 31, 1999. Each right entitled the holder to purchase from the Company a unit consisting of one one-thousandth of a Series A Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $100 per unit. The rights only became exercisable, if not redeemed, ten days after a person or group has acquired 15% or more of the Company's Old Common Stock or the announcement of a tender offer that would result in a person or group acquiring 15% or more of the Old Common Stock. The Old Rights Agreement expired on February 4, 2003 in conjunction with the consummation of the Reorganization Plan.

The plans described below relate to Old Common Stock that were cancelled in connection with the Reorganization Plan.

        Stock Compensation Plans

The Board of Directors and Compensation Committee thereof were responsible for administration of the Company's compensation plans and determined, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vested or became exercisable. A summary of option and other stock awards outstanding under the Predecessor's various stock compensation plans are summarized below. All such options and the related stock were cancelled in connection with the Reorganization Plan.

    1988 Employee Stock Purchase Plan

In 1988, the Company adopted the 1988 Employee Stock Purchase Plan ("Stock Purchase Plan"), which provided for sales of up to 4,800,000 shares of Old Common Stock of the Company to certain key employees. At January 4, 2003, 4,521,300 shares were issued and outstanding pursuant to grants under the Stock Purchase Plan. All shares were sold at amounts determined to be equal to the fair market value.

    1991 Stock Option Plan

In 1991, the Company established The Warnaco Group, Inc. 1991 Stock Option Plan ("Option Plan") and authorized the issuance of up to 1,500,000 shares of Old Common Stock pursuant to incentive and non-qualified option grants to be made under the Option Plan. The exercise price on any stock option award could not be less than the fair market value of the Company's Common Stock at the date of the grant. The Option Plan limited the amount of qualified stock options that could become exercisable by any individual during a calendar year. Options generally expired ten years from the date of grant and vested ratably over four years.

    1993 Stock Plan

On May 14, 1993, the stockholders approved the adoption of The Warnaco Group, Inc. 1993 Stock Plan ("Stock Plan") which provided for the issuance of up to 2,000,000 shares of Old Common Stock of the Company through awards of stock options, stock appreciation rights, performance awards, restricted stock units and stock unit awards. On May 12, 1994, the stockholders approved an amendment to the Stock Plan whereby the number of shares issuable under the Stock Plan was to be automatically increased each year by 3% of the number of outstanding shares of Old Common Stock of the Company as of the beginning of each fiscal year. The exercise price of any stock option award could not be less than the fair market value of the Old Common Stock at the date of the grant. Options generally expired ten years from the date of grant and vested ratably over four years.

In accordance with the provisions of the Stock Plan, the Company granted 190,680 shares of restricted stock to certain employees, including certain officers of the Company, during the fiscal year ended January 1, 2000. During Fiscal 2002 and 2001, there were no restricted stock grants. The restricted shares vested over four years. The fair market value of the restricted shares was $5,458 at

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

the date of grant. The Company recognized compensation expense equal to the fair value of the restricted shares over the vesting period. Compensation expense for the Fiscal 2002 and Fiscal 2001 were $258 and $1,998, respectively. During Fiscal 2002, 4,000 unvested restricted shares were cancelled and the unearned stock compensation of $115 was reversed in stockholders' deficiency. During Fiscal 2001, 119,250 unvested restricted shares were cancelled and the unearned stock compensation of $3,929 was reversed in stockholders' equity (deficiency). Unearned stock compensation at January 4, 2003 was $40 and was included in stockholders' deficiency. All outstanding restricted shares issued pursuant to the Stock Plan were cancelled on February 4, 2003 in connection with the Reorganization Plan.

    1993 Non-Employee Director Stock Plan and 1998 Director Plan

In May 1994, the Company's stockholders approved the adoption of the 1993 Non-Employee Director Stock Plan ("Director Plan"). The Director Plan provided for awards of non-qualified options to non-employee directors of the Company. Options granted under the Director Plan were exercisable in whole or in part until the earlier of ten years from the date of the grant or one year from the date on which an option holder ceased to be a Director eligible for grants. Options were granted at the fair market value of the Company's Common Stock at the date of the grant. In May 1998, the Board of Directors approved the adoption of the 1998 Stock Plan for Non-Employee Directors ("1998 Director Plan", and together with the Director Plan, "Combined Director Plan"). The 1998 Director Plan included the same features as the Director Plan and provided for issuance of the Company's Common Stock held in treasury. The Combined Director Plan provided for the automatic grant of options to purchase (i) 30,000 shares of Common Stock upon a Director's election to the Company's Board of Directors and (ii) 20,000 shares of Common Stock immediately following each annual shareholder's meeting as of the date of such meeting. All options and shares issued pursuant to the Combined Director Plan were cancelled on February 4, 2003 in connection with the Reorganization Plan.

    1997 Stock Option Plan

In 1997, the Company's Board of Directors approved the adoption of The Warnaco Group, Inc. 1997 Stock Option Plan ("1997 Plan") which provided for the issuance of incentive and non-qualified stock options and restricted stock up to the number of shares of common stock held in treasury. The exercise price on any stock option award could not be less than the fair market value of the Company's common stock on the date of grant. The Reorganization Plan limited the amount of qualified stock options that could become exercisable by any individual during a calendar year and limited the vesting period for options awarded under the 1997 Plan.

A summary of the status of the Company's stock option plans related to the Old Common Stock are presented below:

	Fiscal 2002		Fiscal 2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,011,639	$20.92	15,741,796	$26.03
Granted	—		430,000	3.52
Exercised	—		—	—
Cancelled	(2,319,276)	22.87	(10,160,157)	28.85
Outstanding at end of year	3,692,363	19.69	6,011,639	20.92
Options exercisable at end of year	2,887,229	10.34	3,793,572	23.00
Weighted average fair value of options granted		$—		$2.75
Options available for future grant	16,545,380		14,226,104

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

In Fiscal 2001, in exchange for shares of Old Common Stock received from option holders with a fair value of $49, the Company paid $49 of withholding taxes on options that were exercised during the year. Such shares were included in treasury at cost, which was equal to fair value at date of option exercise or vesting.

Summary information related to options outstanding and exercisable at January 4, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Outstanding at January 4, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at January 4, 2003	Weighted Average Exercise Price
		(Years)
$ 0.67 — $10.00	427,500	8.04	$3.94	181,250	$4.44
$10.01 — $20.00	1,335,250	4.98	12.27	880,125	13.12
$20.01 — $30.00	1,219,538	5.44	25.18	1,115,779	25.19
$30.01 — $40.00	655,075	4.72	33.01	655,075	33.01
$40.01 — $50.00	55,000	5.32	41.85	55,000	41.85
	3,692,363			2,887,229

The Company reserved 16,545,380 shares of Old Common Stock for issuance under the Director Plan, Stock Plan and Option Plan as of January 4, 2003. In addition, as of January 4, 2003 there were 12,242,629 shares of Old Common Stock in treasury stock available for issuance under the 1997 Plan.

The following are the number of shares of Old Common Stock and treasury stock outstanding as of January 4, 2003 and January 5, 2002.

	Number of Shares
	January 4, 2003	January 5, 2002
Common Stock:
Balance at beginning of year	65,232,594	65,232,594
Shares issued under restricted stock grants, net of cancellations	—	—
Balance at end of year	65,232,594	65,232,594
Treasury Stock:
Balance at beginning of year	12,242,629	12,063,672
Net additions/returned	—	178,957
Balance at end of year	12,242,629	12,242,629

Stock Buyback Program — Predecessor

In connection with the Company's stock repurchase program, the Company entered into Equity Forward Purchase Agreements ("Equity Agreements") on December 10, 1999 and February 10, 2000, with two banks for terms of up to two and one-half years. The Equity Agreements provided for the purchase by the Company of up to 5.2 million shares of the Company's Old Common Stock. The Equity Agreements were required to be settled by the Company, in a manner elected by the Company, on a physical settlement, cash settlement or net share settlement basis within the duration of the Equity Agreements. As of December 30, 2000, the banks had purchased 5.2 million shares under the Equity Agreements. On September 19, 2000, the Equity Agreements were amended and supplemented to reduce the price at which the Equity Agreements could be settled from $12.90 and $10.90, respectively, to $4.50 a share. In return for this reduction, the banks received interest-bearing

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

notes payable on August 12, 2002 in an aggregate amount of $40,372 which resulted in a corresponding charge to shareholders' equity. As of January 4, 2003 the price at which the Company could affect physical settlement or settle in cash or net shares with the two banks under the Equity Agreements was $4.50. Losses related to the Equity Agreements were included with investment income (loss) in the consolidated statements of operations for the years ended January 4, 2003 and January 5, 2002 were $0 and $6,556, respectively. Amounts due to the banks under these agreements totaled $56,506 at January 4, 2003 and were included in liabilities subject to compromise.

Note 22—Income (Loss) per Common Share

	Successor	Predecessor
	Period February 5, 2003 to January 3, 2004	Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Numerator for basic and diluted loss per share:
Income (loss) from continuing operations before cumulative effect of the change in accounting principle	$20,279	$2,359,038	$(153,984)	$(793,475)
Basic:
Weighted average common shares outstanding	45,060,724	52,989,965	52,989,965	52,911,005
Basic income (loss) per common share	$0.45	$44.52	$(2.91)	$(15.00)
Diluted:
Weighted average shares outstanding — diluted	45,060,724	52,989,965	52,989,965	52,911,005
Effect of dilutive securities:
Employee stock options	219,317	—	—	—
Unvested employees restricted stock	182,518	—	—	—
Weighted average common shares and share equivalents outstanding	45,462,560	52,989,965	52,989,965	52,911,005
Diluted income (loss) per common share	$0.45	$44.52	$(2.91)	$(15.00)

The effect of dilutive securities on the diluted income (loss) per share from continuing operations for the period February 5, 2003 to January 3, 2004, under the treasury method, included options to purchase 2,602,000 shares of New Common Stock and 491,250 shares of unvested restricted stock. The effect of dilutive securities was not included in the computation of diluted income (loss) per share from continuing operations for the period January 5, 2003 to February 4, 2003, Fiscal 2002 or Fiscal 2001 because the effect would have been anti-dilutive. Potentially dilutive securities at January 4, 2003 included options to purchase 3,692,363 shares of Old Common Stock, unvested restricted stock of 5,200 shares and 5,200,000 shares issuable pursuant to the Equity Agreements. Additionally, incremental shares issuable on the assumed conversion of the Preferred Securities of 1,653,177 were not included in the Fiscal 2002 and 2001 computation of diluted earnings per share as the impact would have been anti-dilutive for each period presented. At January 3, 2004 there were 2,356,000

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

outstanding in the money options. There were no outstanding in-the-money stock options at or for the years ended January 4, 2003 and January 5, 2002.

Note 23—Lease and Other Commitments

The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire at various dates through 2020. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under operating leases with terms in excess of one year, as of January 3, 2004:

	Rental payments
Year	Real Estate	Equipment
2004	$22,829	1,901
2005	14,675	1,835
2006	10,840	1,747
2007	9,612	1,100
2008	9,027	1,000
2009 and thereafter	60,295	—

Rent expense included in the consolidated statements of operations for the period January 5, 2003 to February 4, 2003, the period February 5, 2003 to January 3, 2004, Fiscal 2002 and Fiscal 2001 was $23,293, $1,760, $38,401 and $56,519, respectively.

The Company has license agreements with the following minimum guaranteed royalty payments:

Year	Minimum Royalty (a)
2004	$25,908
2005	28,604
2006	30,701
2007	29,655
2008	27,893
2009 and thereafter	268,733

(a)	Includes all minimum royalty obligations. Some of the Company's license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company's license agreements also require the Company to pay a specified percentage of net revenue (ranging from 2-3%) to the licensor for advertising and promotion of the licensed products.

Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

Pursuant to an agreement entered into during the fourth quarter of 2003 for the sale of the Company's manufacturing operations located in Honduras (See Note 9) the Company is obligated to purchase a minimum of 12,000 units of inventory during the period January 5, 2004 to December 31, 2005 (the "Term"), from the new owner. For the first seven months of the Term, the Company is required to purchase 840 units per month and for the remaining five months the Company is required to purchase 600 units per month.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Note 24—Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Accounts Receivable:    The carrying amount of the Company's accounts receivable approximates fair value.

Notes Receivable:    The carrying amount of the Company's notes receivable approximates fair value, as the notes bear interest at market rates based upon the risk associated with the debtor.

Marketable Securities:    Marketable securities are stated at fair value based on quoted market prices.

Prepaid barter credits:    The carrying amount of the Company's barter credits approximates their fair value, as the Company values its barter assets at their estimated net realizable value.

Accounts payable:    The carrying amount of the Company's accounts payable are approximately equal to their fair value because accounts payable are short-term in nature and the carrying value is equal to the settlement value.

Senior Notes:    The Senior Notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The fair value of the Senior Notes is based upon quoted market prices for the Senior Notes at January 2, 2004.

Interest Rate Swap:    The fair value of the outstanding interest rate swap at January 3, 2004 is based upon quoted market prices.

Pre-petition Revolving Loans, Term Loans and Other Borrowings:    The carrying amounts of the Company's outstanding balances under its various pre-petition Bank Credit Agreements were recorded at the nominal amount plus accrued interest and fees through the Petition Date less pro rata repayments from the proceeds of certain asset sales and were included in liabilities subject to compromise at January 4, 2003. Pursuant to the terms of the Reorganization Plan, the Company's pre-petition secured lenders received their pro rata share of (i) $106,112 in cash; (ii) $200,000 in Second Lien Notes; and (iii) 43,318,350 shares of New Common Stock. The estimated fair value of all distributions was approximately $773,517 based upon the cash of $106,112, $200,000 nominal amount of the Second Lien Notes and New Common Stock valued at approximately $467,405. The value of the Company's New Common Stock was estimated at $10.79 per share based upon the Company's BEV as described in the Reorganization Plan.

Redeemable Preferred Securities:    These securities were publicly traded on the New York Stock Exchange prior to the Petition Date. At January 5, 2002 the redeemable preferred securities are recorded at their nominal value of $120,000 and were included in liabilities subject to compromise. Pursuant to the Reorganization Plan, holders of redeemable preferred securities received 268,200 shares of New Common Stock valued at approximately $2,894 based on the implied equity value of $10.79 per share.

Letters of Credit—Post Petition:    Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amounts of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

Letters of Credit—Pre-Petition:    Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amounts of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity. Pre-petition letters of credit are recorded at their face amount. Pre-petition letters of credit were satisfied by the Company's lenders or by the Company during Fiscal 2001.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Equity Agreements:    These arrangements could have been settled, at the Company's option, by the purchase of shares, on a net basis in shares of the Company's Old Common Stock or on a net cash basis prior to Petition Date. To the extent that the market price of the Company's Old Common Stock on the settlement date was higher or lower than the forward purchase price, the net differential could have been paid or received by the Company in cash or in the Company's common stock. Amounts payable under the Equity Agreements were included in liabilities subject to compromise at January 4, 2003. Equity Agreements were included with the Company's other secured pre-petition lenders in the Reorganization Plan. Holders of the Equity Agreements received their pro rata share of cash, New Common Stock and Second Lien Notes.

Foreign Currency Transactions:    Prior to the Petition Date, the Company entered into various foreign currency forward and option contracts to hedge certain commercial transactions. The fair value of open foreign currency forward and option contracts was based upon quotes from brokers and reflects the cash benefit if the existing contracts had been sold. The Company had no foreign currency option contracts outstanding at January 3, 2004 and January 4, 2003.

The carrying amounts and fair value of the Company's financial instruments are as follows:

	Successor				Predecessor
	January 3, 2004		February 4, 2003		January 4, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable	$209,491	$209,491	$196,622	$196,622	$199,817	$199,817
Notes receivable	15,895	15,895	—	—	—
Marketable securities	632	632	358	358	440	156
Prepaid barter assets	881	881	1,550	1,550	1,405	1,405
Pre-petition revolving loans (a)	—	—	—	—	1,160,953	412,113
Accounts payable	96,074	96,074	122,376	122,376	103,630	103,630
Pre-petition acquisition term loan (a)	—	—	—	—	584,824	207,600
Pre-petition term loans (a)	—	—	—	—	27,034	9,596
Other long term debt	1,132	1,132	6,310	6,310	2,679	1,414
GECC lease settlement (a)	—	—	—	—	5,603	5,603
Redeemable preferred securities (a)	—	—	—	—	120,000	2,894
Equity agreements (a)	—	—	—	—	56,506	20,058
Letters of Credit	—	66,186	—	—	—	60,672
Fees on letters of credit	—	—	—	2,136	—	—
Second Lien Notes	—	—	200,942	200,942	—	—
Exit Financing Facility	—	—	39,200	39,200	—	—
Senior Notes	210,536	216,300	—	—	—	—
Interest rate swap	$(536)	$(536)	$—	$—	$—	$—

(a) Amounts outstanding under these debt agreements were subject to compromise under the Chapter 11 Cases and, as a result, the fair value represents the amount in cash and New Common Stock that each class of creditor received pursuant to the Reorganization Plan at February 4, 2003. See Note 1.

Foreign Currency-Risk Management:    The Company's international operations are subject to certain risks, including currency fluctuations and government actions. The Company closely monitors

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

its operations in each country so that it can respond to changing economic and political environments and to fluctuations in foreign currencies. Accordingly, prior to the Petition Date the Company utilized foreign currency option contracts and forward contracts to hedge its exposure on anticipated transactions and firm commitments, primarily for receivables and payables denominated in currencies other than the entities' functional currencies. Foreign currency instruments generally had maturities that did not exceed twelve months.

The Company did not have any foreign currency hedge contracts at January 3, 2004, January 4, 2003 or January 5, 2002.

Note 25—Cash Flow Information

The following table sets forth supplemental cash flow information for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001:

	Successor	Predecessor
	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2001
Cash paid during the year for:
Interest, net of interest income received	$18,257	$14,844	$6,228	$85,957
Income taxes, net of refunds received	13,282	273	(7,519)	6,148
Supplemental non cash investing and financing activities:
Debt issued for purchase of fixed assets	—	—	9,071	—
Note receivable on sale of White Stag	18,700	—	—	—
Accounts receivable for reimbursement of capital expenditures from leased facilities	$5,422	$—	$—	$—

Note 26—Legal Matters

SEC Investigation:    The staff of the Division of Enforcement of the SEC has been conducting an investigation to determine whether there have been any violations of the Securities Exchange Act of 1934 (the "Exchange Act") in connection with, among other things, the preparation and publication by the Company of (i) the financial statements included in its Annual Reports on Form 10-K for fiscal 1998, fiscal 1999, fiscal 2000 and Fiscal 2001 and its Quarterly Report on Form 10-Q for the third quarter of fiscal 2000 and (ii) its press release announcing its results for fiscal 1998. In July 2002, the SEC staff informed the Company that it intends to recommend that the SEC bring a civil injunctive action against the Company, alleging violations of the federal securities laws, including Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 promulgated thereunder. The SEC staff invited the Company to make a Wells Submission describing the reasons why no action should be brought. In September 2002, the Company filed its Wells Submission and thereafter continued discussions with the SEC staff. On February 3, 2004, the SEC staff provided the Company with proposed settlement documents, including a proposed administrative cease-and-desist order (the "Proposed Order"). Pursuant to the Proposed Order, the Company would be charged with violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. In addition, the Company would be required to commit to certain undertakings including, among other things, a review of internal controls and policies. The Company is in discussions with the SEC staff regarding the Proposed Order. Any agreement reached between the Company and the SEC staff would be subject to approval by the SEC. The Company does not expect the resolution of this matter to have a material effect on its business, financial condition or results of operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

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

Other:    In addition to the above, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any arbitration and/or legal proceeding that it expects to have a material effect on its financial condition, results of operations or business.

Note 27—Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of January 3, 2004 and January 4, 2003 and for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001 for (i) The Warnaco Group, Inc., (ii) Warnaco Inc., (iii) the subsidiaries that guarantee the Seniors Notes (the "Guarantor Subsidiaries"), (iv) the subsidiaries other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") and (v) The Warnaco Group, Inc. on a consolidated basis. Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. See Note 19.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash	$—	$33,872	$501	$19,084	$—	$53,457
Accounts receivable, net	—	—	159,309	50,182	—	209,491
Inventories, net	—	75,054	138,264	66,521	—	279,839
Prepaid expenses and other current assets	—	17,142	9,140	38,318	—	64,600
Assets of discontinued operations	—	—	20,792	6,333	—	27,125
Assets held for sale	—	1,202	—	—	—	1,202
Total current assets	—	127,270	328,006	180,438	—	635,714
Property, plant and equipment, net		63,661	12,068	21,136	—	96,865
Investment in subsidiaries	767,705	553,537	—		(1,321,242)	—
Other assets	—	192,554	145,619	16,946	—	355,119
	$767,705	$937,022	$485,693	$218,520	$(1,321,242)	$1,087,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$3,487	$3,953	$—	$7,440
Accounts payable and accrued liabilities	—	112,552	42,592	80,311	—	235,455
Total current liabilities	—	112,552	46,079	84,264	—	242,895
Intercompany accounts	245,044	(165,694)	(22,980)	(56,370)	—	—
Long-term debt	—	210,000		1,132	—	211,132
Other long-term liabilities	—	108,920	31	2,059	—	111,010
Stockholders' equity	522,661	671,244	462,563	187,435	(1,321,242)	522,661
	$767,705	$937,022	$485,693	$218,520	$(1,321,242)	$1,087,698

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash	$—	$6,610	$339	$13,757	$—	$20,706
Restricted cash	—	4,500	—	1,700	—	6,200
Accounts receivable, net	—	—	134,891	55,499	—	190,390
Inventories, net	—	128,256	142,133	77,644	—	348,033
Prepaid expenses and other current assets	—	18,905	23,327	18,715	—	60,947
Assets held for sale	—	332	—	1,153	—	1,485
Total current assets	—	158,603	300,690	168,468	—	627,761
Property, plant and equipment, net	—	83,126	20,695	25,536	—	129,357
Investment in subsidiaries	749,000	558,800	—	—	(1,307,800)	—
Other assets	—	183,723	169,985	15,788	—	369,496
	$749,000	$984,252	$491,370	$209,792	$(1,307,800)	$1,126,614
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,050	$—	$—	$—	$5,050
Revolving credit facility	—	39,200	—	—	—	39,200
Accounts payable and accrued liabilities	—	119,796	50,300	85,722	—	255,818
Total current liabilities	—	164,046	50,300	85,722	—	300,068
Intercompany accounts	245,452	(244,232)	35,043	(36,263)	—	—
Long-term debt	—	200,942	—	1,260	—	202,202
Other long-term liabilities	—	114,496	27	6,273	—	120,796
Stockholders' equity	503,548	749,000	406,000	152,800	(1,307,800)	503,548
	$749,000	$984,252	$491,370	$209,792	$(1,307,800)	$1,126,614

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	January 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash	$—	$93,676	$340	$20,009	$—	$114,025
Restricted cash	—	6,100				6,100
Accounts receivable, net	—	—	130,093	52,210	—	182,303
Inventories, net	—	142,108	132,752	70,408	—	345,268
Prepaid expenses and other current assets	—	22,614	11,046	18,264	—	51,924
Assets held for sale	—	332	—	1,126	—	1,458
Total current assets	—	264,830	274,231	162,017	—	701,078
Property, plant and equipment, net	—	100,346	23,427	32,939	—	156,712
Investment in subsidiaries	(1,140,116)	293,909	380,371	(21,054)	486,890	—
Other assets	—	1,852	81,923	6,315	—	90,090
	$(1,140,116)	$660,937	$759,952	$180,217	$486,890	$947,880

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise:
Current liabilities:
Current portion of long-term debt	$—	$4,265	$—	$1,500	$—	$5,765
Accounts payable and accrued liabilities	—	67,869	79,262	86,945	—	234,076
Total current liabilities	—	72,134	79,262	88,445	—	239,841
Intercompany accounts	622,756	(319,199)	(394,409)	90,852	—	—
Long-term debt	—	—	—	1,252	—	1,252
Other long-term liabilities	—	70,500	29	6,272	—	76,801
Liabilities subject to compromise		2,310,063	120,010	56,009		2,486,082
Stockholders' equity (deficiency)	(1,762,872)	(1,472,561)	955,060	(62,613)	486,890	(1,856,096)
	$(1,140,116)	$660,937	$759,952	$180,217	$486,890	$947,880

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	For the Period February 5, 2003 to January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
	(In thousands of dollars)
Net revenues	$—	$397,490	$548,944	$317,815	$—	$1,264,249
Cost of goods sold	—	287,410	392,739	182,252	—	862,401
Gross profit	—	110,080	156,205	135,563	—	401,848
Selling, general and administrative expenses	—	142,164	102,432	82,652	—	327,248
Pension (income) expense		(6,488)	—	—	—	(6,488)
Amortization of sales order backlog	—	3,300	8,500	—	—	11,800
Restructuring items	—	10,311	4,160	4,630	—	19,101
Operating income (loss)	—	(39,207)	41,113	48,281	—	50,187
Equity in income of subsidiaries	(1,886)	—	—	—	1,886	—
Royalty and management fees	—	7,439	(12,887)	5,448	—	—
Other (income) expense, net	—	(10,754)	9,581	(1,644)	—	(2,817)
Interest (income) expense	—	34,518	(15,881)	2,004	—	20,641

Income (loss) from continuing operations before provision for income taxes	1,886	(70,410)	60,300	42,473	(1,886)	32,363
Provision for income taxes	—	2,467	632	8,985	—	12,084
Income (loss) from continuing operations	1,886	(72,877)	59,668	33,488	(1,886)	20,279
Loss from discontinued operations, net of income taxes	—	—	(8,809)	(9,584)	—	(18,393)
Net income (loss)	$1,886	$(72,877)	$50,859	$23,904	$(1,886)	$1,886

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$25,673	$57,143	$27,356	$—	$110,172
Cost of goods sold	—	15,268	36,944	14,381	—	66,593
Gross profit	—	10,405	20,199	12,975	—	43,579
Selling, general and administrative expenses	—	14,591	8,735	9,572	—	32,898
Reorganization items	—	29,922	—	(117)	—	29,805
Operating income (loss)	—	(34,108)	11,464	3,520	—	(19,124)
Equity in income of subsidiaries	(2,358,537)	—	—	—	2,358,537	—
Gain on cancellation of pre-petition indebtedness	—	(1,567,721)	(124,975)	—	—	(1,692,696)
Fresh start adjustments	—	(765,726)	—	—	—	(765,726)
Other expense, net	—	359	—	—	—	359
Interest (income) expense	—	1,887	(4)	(132)	—	1,751
Income from continuing operations before provision for income taxes	2,358,537	2,297,093	136,443	3,652	(2,358,537)	2,437,188
Provision for income taxes	—	77,603	—	547	—	78,150
Income from continuing operations	2,358,537	2,219,490	136,443	3,105	(2,358,537)	2,359,038
Loss from discontinued operations, net of income taxes	—	—	(303)	(198)	—	(501)
Net income	$2,358,537	$2,219,490	$136,140	$2,907	$(2,358,537)	$2,358,537

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Fiscal 2002
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$519,022	$578,955	$310,265	$—	$1,408,242
Cost of goods sold	—	378,154	436,148	184,152	—	998,454
Gross profit	—	140,868	142,807	126,113	—	409,788
Selling, general and administrative expenses	—	160,724	104,823	108,773	—	374,320
Pension expense	—	5,399	—	—	—	5,399
Reorganization items	—	100,437	2,735	11,323	—	114,495
Operating income (loss)	—	(125,692)	35,249	6,017	—	(84,426)
Equity in loss of subsidiaries	964,863	—	—	—	(964,863)	—
Other income, net	—	(62)	—	—	—	(62)
Interest expense	—	22,048	(73)	(2,003)	—	19,972
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	(964,863)	(147,678)	35,322	8,020	964,863	(104,336)
Provision (benefit) for income taxes	—	(588)	38,739	11,497	—	49,648
Loss from continuing operations before cumulative effect of change in accounting principle	(964,863)	(147,090)	(3,417)	(3,477)	964,863	(153,984)
Loss from discontinued operations, net of income taxes			(1,524)	(7,733)		(9,257)
Cumulative effect of change in accounting principle, net of income taxes	—	(84,532)	(651,663)	(65,427)		(801,622)
Net loss	$(964,863)	$(231,622)	$(656,604)	$(76,637)	$964,863	$(964,863)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Fiscal 2001
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$678,374	$589,157	$315,325	$—	$1,582,856
Cost of goods sold	—	613,825	511,506	189,543	—	1,314,874
Gross profit	—	64,549	77,651	125,782	—	267,982
Selling, general and administrative expenses	—	241,374	151,392	149,167	—	541,933
Pension expense	—	2,939	—	—	—	2,939
Impairment charge	—	59,369	5,600	—	—	64,969
Reorganization items	—	107,080	58,401	6,417	—	171,898
Operating loss	—	(346,213)	(137,742)	(29,802)	—	(513,757)
Equity in loss of subsidiaries	861,153	—	—	—	(861,153)	—
Intercompany royalty and management fees	—	24,592	(36,736)	12,144	—	—
Other expense, net	—	6,552	—	4	—	6,556
Interest expense	—	120,280	(2,248)	4,163	—	122,195
Loss from continuing operations before provision (benefit) for income taxes	(861,153)	(497,637)	(98,758)	(46,113)	861,153	(642,508)
Provision (benefit) for income taxes	—	152,879	(8,502)	6,590	—	150,967
Loss from continuing operations	(861,153)	(650,516)	(90,256)	(52,703)	861,153	(793,475)
Loss from discontinued operations, net of income taxes	—	—	(50,330)	(17,348)	—	(67,678)
Net loss	$(861,153)	$(650,516)	$(140,586)	$(70,051)	$861,153	$(861,153)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	For the Period February 5, 2003 to January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$302	$79,063	$5,214	$769	$—	$85,348
Net cash provided by (used in) operating activities from discontinued operations	—	—	(713)	(4,233)	—	(4,946)
Cash flows from investing activities:
Disposal of fixed and other assets	—	1,216	—	—	—	1,216
Purchase of property, plant and equipment	—	(18,062)	(3,878)	(3,584)	—	(25,524)
Proceeds from the sale of business units	—	9,471	—	—	—	9,471
Net cash used in investing activities from continuing operations	—	(7,375)	(3,878)	(3,584)	—	(14,837)
Net cash used in investing activities from discontinued operations	—	—	(461)	(23)	—	(484)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(39,200)	—	—	—	(39,200)
Issuance of Senior Notes	—	210,000	—	—	—	210,000
Repayment of Second Lien Notes	—	(200,942)	—	—	—	(200,942)
Repayments under term loan and other debt agreements	—	(5,050)	—	(128)	—	(5,178)
Other	(302)	(9,233)	—	—	—	(9,535)
Net cash provided by (used in) financing activities	(302)	(44,425)	—	(128)	—	(44,855)
Translation adjustments	—	—	—	12,525	—	12,525
Increase (decrease) in cash	—	27,263	162	5,326	—	32,751
Cash at beginning of period	—	6,610	339	13,757	—	20,706
Cash at end of period	$—	$33,873	$501	$19,083	$—	$53,457

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$—	$(126,583)	$(1,209)	$103,521	$—	$(24,271)
Net cash provided by (used in) operating activities from discontinued operations	—	—	1,469	(2,124)	—	(655)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from continuing operations	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from discontinued operations	—	—	(102)	—	—	(102)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	39,200	—	—	—	39,200
Borrowings (repayments) under term loan and other debt agreements	—	785	—	(1,500)	—	(715)
Repayments of foreign debt	—	—	—	(106,112)	—	(106,112)
Net cash provided by (used in) financing activities	—	39,985	—	(107,612)	—	(67,627)
Translation adjustments	—	—	—	(21)	—	(21)
Increase (decrease) in cash	—	(87,066)	(1)	(6,252)	—	(93,319)
Cash at beginning of period	—	93,676	340	20,009	—	114,025
Cash at end of period	$—	$6,610	$339	$13,757	$—	$20,706

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Fiscal 2002
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$—	$250,446	$(8,227)	$(19,838)	$—	$222,381
Net cash provided by (used in) operating activities from discontinued operations	—	—	10,592	(6,725)	—	3,867
Cash flows from investing activities:
Disposal of fixed assets	—	6,814	—	—	—	6,814
Purchase of property, plant and equipment	—	(4,001)	(2,920)	(4,051)	—	(10,972)
Proceeds from sale of business units net of cash balances	—	—	150	20,459	—	20,609
Net cash provided by (used in) investing activities from continuing operations	—	2,813	(2,770)	16,408	—	16,451
Net cash used in investing activities from discontinued operations	—	—	(252)	(14)	—	(266)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	(155,915)	—	—	—	(155,915)
Repayments of debt, including capital lease obligations	—	(20,313)	(47)	—	—	(20,360)
Net cash used in financing activities from continuing operations	—	(176,228)	(47)	—	—	(176,275)
Net cash used in financing activities from discontinued operations	—	—	—	(554)	—	(554)
Translation adjustments	—	—	—	8,863	—	8,863
Increase (decrease) in cash	—	77,031	(704)	(1,860)	—	74,467
Cash at beginning of period	—	16,652	1,042	21,864	—	39,558
Cash at end of period	$—	$93,683	$338	$20,004	$—	$114,025

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Fiscal 2001
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non–Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$49	$(383,628)	$13,403	$(38,834)	$—	$(409,010)
Net cash provided by (used in) operating activities from discontinued operations	—	—	(6,110)	(7,721)	—	(13,831)
Cash flows from investing activities:
Disposal of fixed assets	—	6,213	—	—	—	6,213
Increase in intangibles and other assets	—	(1,427)	—	—	—	(1,427)
Purchase of property, plant and equipment	—	(15,052)	(3,947)	(3,825)	—	(22,824)
Proceeds from the sale of business unit, net of cash balances	—	—	(1,492)	—	—	(1,492)
Net cash used in investing activities from continuing operations	—	(10,266)	(5,439)	(3,825)	—	(19,530)
Net cash used in investing activities from discontinued operations	—	—	(601)	(1,302)	—	(1,903)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	459,292	—	—	—	459,292
Borrowings under term loan and other debt agreements	—	—	—	72,842	—	72,842
Repayments of debt, including capital lease obligations	—	(36,317)	(314)	(372)	—	(37,003)
Deferred financing costs	—	(19,852)	—	—	—	(19,852)
Other	(49)	—	—	(490)	—	(539)
Net cash provided by (used in) financing activities from continuing operations	(49)	403,123	(314)	71,980	—	474,740
Net cash used in financing activities from discontinued operations	—	—	(112)	(18)	—	(130)
Translation adjustments	—	—	—	(1,854)	—	(1,854)
Increase in cash	—	9,229	827	18,426	—	28,482
Cash at beginning of period	—	7,423	215	3,438	—	11,076
Cash at end of period	$—	$16,652	$1,042	$21,864	$—	$39,558

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Note 28—Restatement

In the course of finalizing the Company's 2003 financial statements, the Company, after consultation with its auditors, determined that its Calvin Klein jeans license, which had been classified as an indefinite lived intangible asset and thus not amortized, should be classified as a finite lived intangible asset and amortized over the remaining license period of 42 years commencing February 5, 2003. As a result, the Company restated its February 4, 2003 fresh start balance sheet. The restatement of the February 4, 2003 balance sheet resulted in a reduction of deferred income taxes of $37,335, a reduction in goodwill of $34,142 and a reduction in indefinite lived intangible assets of $3,193.

The effect of the restatement is summarized below:

	Balance Sheet at February 4, 2003
	(As Previously Reported)	(As Restated)
Goodwill	$34,142	$—
Indefinite lived intangible assets	364,700	361,507
Total assets	1,163,949	1,126,614
Deferred income taxes	86,975	49,640
Total liabilities	660,401	623,066

The restatement had no effect on cash flows from operations and will not affect cash flows in the future. During Fiscal 2002 and through February 4, 2003, the carrying value of this license was zero. Therefore, the restatement does not affect the Company's financial results for periods prior to February 4, 2003. The Calvin Klein jeans license was recorded at its fair value of $94.400 upon the adoption of fresh start accounting.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

Note 29—Quarterly Results of Operations (Unaudited)

The Company has restated its operating results for the first three quarters of 2003 to reflect a non-cash amortization charge of $378 ($0.01 per diluted share) for the period February 5, 2003 to April 5, 2003 and $567 ($0.01 per diluted share) for the second and third quarters of 2003, respectively. This restatement resulted from the reclassification of the Calvin Klein jeans license from indefinite lived intangible assets to finite lived intangible assets. See Note 28. The Company notes that due to this restatement its previously filed Quarterly reports on Form 10-Q for the first, second and third quarters of 2003 should not be relied upon by investors and should be read in conjunction with the following restated results.

The quarterly results as restated are as follows:

	2003
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
	For the period February 5, 2003 to April 5, 2003	For the period February 5, 2003 to April 5, 2003	Second Quarter	Second Quarter	Third Quarter	Third Quarter
Selling, general and administrative expenses	$67,183	$67,561	$84,703	$85,270	$86,883	$87,450
Operating income (loss)	43,290	42,912	(9,263)	(9,830)	(1,035)	(1,602)
Income (loss) from continuing operations before provision for income taxes	38,933	38,555	(13,357)	(13,924)	(6,028)	(6,595)
Provision for income taxes	16,180	16,180	(6,393)	(6,393)	(1,335)	(1,335)
Income (loss) from continuing operations	22,753	22,375	(6,964)	(7,531)	(4,693)	(5,260)
Income (loss) from discontinued operations, net of income taxes	(114)	(114)	(1,499)	(1,499)	(1,970)	(1,970)
Net income (loss)	$22,639	$22,261	$(8,463)	$(9,030)	$(6,663)	$(7,230)
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.51	$0.50	$(0.15)	$(0.17)	$(0.10)	$(0.12)
Net income (loss)	$0.50	$0.49	$(0.19)	$(0.20)	$(0.15)	$(0.16)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.50	$0.49	$(0.15)	$(0.17)	$(0.10)	$(0.12)
Net income (loss)	$0.50	$0.49	$(0.19)	$(0.20)	$(0.15)	$(0.16)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	2003
	Predecessor	Successor
		(As Restated)	(As Restated)	(As Restated)
	For the Period January 5, 2003 to February 4, 2003	For the Period February 5, 2003 to April 5, 2003	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$110,172	$312,674	$320,309	$293,842	$337,424
Cost of goods sold	66,593	196,886	230,312	204,800	230,403
Gross profit	43,579	115,788	89,997	89,042	107,021
Selling, general and administrative expenses	32,898	67,561	85,270	87,450	86,967
Pension (income) expense	—	—	—	—	(6,488)
Amortization of sales order backlog	—	3,933	5,900	1,967	—
Restructuring items	—	1,382	8,657	1,227	7,835
Reorganization items	29,805	—	—	—	—
Operating income	(19,124)	42,912	(9,830)	(1,602)	18,707
Gain on cancellation of pre-petition indebtedness	(1,692,696)	—	—	—	—
Fresh start adjustments	(765,726)	—	—	—	—
Other (income) expense, net	359	35	(1,363)	(903)	(586)
Interest expense	1,751	4,322	5,457	5,896	4,966
Income from continuing operations before provision for income taxes	2,437,188	38,555	(13,924)	(6,595)	14,327
Provision for income taxes	78,150	16,180	(6,393)	(1,335)	3,632
Income from continuing operations	2,359,038	22,375	(7,531)	(5,260)	10,695
Income (loss) from discontinued operations, net of income taxes	(501)	(114)	(1,499)	(1,970)	(14,810)
Net income (loss)	$2,358,537	$22,261	$(9,030)	$(7,230)	$(4,115)
Basic income (loss) per common share:
Income (loss) from continuing operations before accounting change	$44.52	$0.50	$(0.17)	$(0.12)	$0.24
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.03)	(0.04)	(0.33)
Net income (loss)	$44.51	$0.49	$(0.20)	$(0.16)	$(0.09)
Diluted income (loss) per common share:
Income (loss) from continuing operations before accounting change	$44.52	$0.49	$(0.17)	$(0.12)	$0.23
Income (loss) from discontinued operations	(0.01)	—	(0.03)	(0.04)	(0.32)
Net income (loss)	$44.51	$0.49	$(0.20)	$(0.16)	$(0.09)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share amounts)

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$388,855	$360,000	$320,287	$339,100
Cost of goods sold	277,304	253,682	230,814	236,654
Gross profit	111,551	106,318	89,473	102,446
Selling, general and administrative expenses	92,146	90,949	78,227	112,998
Pension income (expense)	1,349	1,350	1,350	1,350
Reorganization items	15,060	40,984	21,056	37,395
Operating income (loss)	2,996	(26,965)	(11,160)	(49,297)
Other income	(1)	(3)	—	(58)
Interest expense	6,932	3,029	4,226	5,785
Loss from continuing operations before provision (benefit) for income taxes	(3,935)	(29,991)	(15,386)	(55,024)
Provision (benefit) for income taxes	45,683	1,609	2,544	(188)
Loss from continuing operations before cumulative effect of change in accounting principle	(49,618)	(31,600)	(17,930)	(54,836)
Discontinued operations	(6,512)	(389)	2,298	(4,654)
Cumulative effect of change in accounting principle, net of taxes	(801,622)	—	—	—
Net loss	$(857,752)	$(31,989)	$(15,632)	$(59,490)
Basic and diluted income (loss) per common share:
Loss from continuing operations before accounting change	$(0.94)	$(0.59)	$(0.34)	$(1.03)
Loss from discontinued operations	(0.12)	(0.01)	0.04	(0.09)
Cumulative effect of accounting change	(15.14)	—	—	—
Net loss	$(16.20)	$(0.60)	$(0.30)	$(1.12)

SCHEDULE II

THE WARNACO GROUP, INC.

VALUATION & QUALIFYING ACCOUNTS & RESERVES(5)
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charges to Cost and Expenses (1)		Other Additions/ Reclassification		Deductions (2)	Balance at End of Period
Fiscal 2001
Receivable allowances	$95,669	$253,943	(3)	$(1,344	)(5)	$(235,350)	$112,918
Inventory allowances	$29,296	$74,786	(3)	$(627	)(5)	$(53,358)	$50,097
Fiscal 2002
Receivable allowances	$112,918	$188,771	(3)	$—		$(214,177)	$87,512
Inventory allowances	$50,097	$42,354	(3)	$(2,981)		$(55,654)	$33,816
Period January 5, 2003 to February 4, 2003
Receivable allowances	$87,512	$8,806	(3)	$—		$(96,318)	$—
Inventory allowances	$33,816	$3,484	(3)	$—		$(37,300)	$—
Period February 5, 2003 to January 3, 2004
Receivable allowances	$—	$148,677	(3)	$(6,375)	(4)	$(84,866)	$57,436
Inventory allowances	$—	$26,639	(3)	$(8,265)	(4)	$(7,388)	$10,986

(1)	Includes bad debts, cash discounts, allowances and sales returns.
(2)	Credits issued and amounts written-off, net of recoveries.
(3)	Amounts include reserve balances for discontinued operations.
(4)	Reclassification of reserve amounts for discontinued operations, which assets were classified as current assets of discontinued operations as of January 3, 2004.
(5)	Reclassifications of reserve amounts for assets held for sale.

A-1