Form 10-Q
period 2004-04-03
WARNACO GROUP INC /DE/
filed 2004-05-12
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004

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

Registrant's telephone number, including area code: (212) 287-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No.

The number of outstanding shares of the registrant's common stock, par value $.01 per share, as of May 7, 2004 is as follows: 45,902,924.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004

		PAGE NUMBER
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of April 3, 2004 and January 3, 2004	1
	Consolidated Condensed Statements of Operations for the Three Months Ended April 3, 2004, for the Period February 5, 2003 to April 5, 2003 (as restated) and for the Period January 5, 2003 to February 4, 2003	2
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended April 3, 2004, for the Period February 5, 2003 to April 5, 2003 (as restated) and for the Period January 5, 2003 to February 4, 2003	3
	Notes to Consolidated Condensed Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits and Reports on Form 8-K	47
SIGNATURES		49

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)

	April 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$68,963	$53,457
Accounts receivable, less reserves of $53,911 and $57,436 as of April 3, 2004 and January 3, 2004, respectively	271,883	209,491
Inventories, net	241,228	279,839
Prepaid expenses and other current assets	56,435	56,132
Assets of discontinued operations	6,288	27,125
Deferred income taxes	9,011	9,670
Total current assets	653,808	635,714

Property, plant and equipment, net	91,749	96,865

Other assets:
Licenses, trademarks and other intangible assets, net	270,180	271,523
Deferred financing costs, net	12,830	12,837
Notes receivable	15,140	15,895
Deferred income taxes	1,516	1,516
Other assets	6,118	5,419
Goodwill	40,777	47,929
Total other assets	346,561	355,119
Total assets	$1,092,118	$1,087,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,980	$96,074
Accrued liabilities	94,095	99,623
Accrued pension obligations	21,270	18,710
Liabilities of discontinued operations	5,000	7,440
Accrued income taxes payable	25,001	21,048
Total current liabilities	235,346	242,895
Long-term debt	211,772	211,132
Deferred income taxes	58,553	58,946
Other long-term liabilities	48,715	52,064
Commitments and contingencies: (See Notes 3, 4, 7 and 16)
Stockholders' equity
Preferred stock: (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 45,335,062 and 45,188,683 issued as of April 3, 2004 and January 3, 2004, respectively	453	452
Additional paid-in capital	512,270	509,117
Accumulated other comprehensive income	3,238	11,591
Retained earnings	22,110	1,886
Treasury stock, at cost, 19,836 and 22,766 shares as of April 3, 2004 and January 3, 2004, respectively	(339)	(385)
Total stockholders' equity	537,732	522,661
Total liabilities and stockholders' equity	$1,092,118	$1,087,698

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
		(As Restated) (See Note 18)
Net revenues	$393,253	$313,349	$110,120
Cost of goods sold	251,756	202,146	67,283
Gross profit	141,497	111,203	42,837
Selling, general and administrative expenses	95,671	64,289	32,156
Pension expense	331	—	—
Amortization of sales order backlog	—	3,933	—
Restructuring items	2,323	69	—
Reorganization items	—	—	29,805
Operating income (loss)	43,172	42,912	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Other (income) loss	(1,466)	35	359
Interest expense, net	5,165	4,322	1,751
Income from continuing operations before provision for income taxes	39,473	38,555	2,437,188
Provision for income taxes	15,771	16,180	78,150
Income from continuing operations	23,702	22,375	2,359,038
Loss from discontinued operations, net of income taxes	(3,478)	(114)	(501)
Net income	$20,224	$22,261	$2,358,537

Basic income per common share:
Income from continuing operations	$0.52	$0.50	$44.52
Loss from discontinued operations	(0.07)	(0.01)	(0.01)
Net income	$0.45	$0.49	$44.51

Diluted income per common share:
Income from continuing operations	$0.51	$0.49	$44.52
Loss from discontinued operations	(0.07)	—	(0.01)
Net income	$0.44	$0.49	$44.51

Weighted average number of shares outstanding used in computing income per common share:
Basic	45,218,148	44,999,973	52,989,965
Diluted	46,052,888	45,199,773	52,989,965

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Successor		Predecessor
	For the Three	For the Period	For the Period
	Months Ended	February 5, 2003	January 5, 2003 to
	April 3, 2004	to April 5, 2003	February 4, 2003
		(As Restated) (See Note 18)
Cash flows from operating activities:
Net income	$20,224	$22,261	$2,358,537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	3,478	114	501
Depreciation and amortization	7,585	9,761	4,321
Non-cash restructuring items	15	—	—
Stock compensation	1,364	219	8
Amortization of deferred financing costs	567	213	463
Gain on sale of assets	(258)	—	—
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Provision for receivable allowances	38,488	29,210	8,323
Provision for inventory reserves	3,638	6,906	3,456
Provision for deferred income taxes	—	—	77,584
Foreign exchange gain	(1,411)	—	—
Non-cash reorganization items	—	—	15,561
Change in operating assets and liabilities:
Accounts receivable	(100,880)	(117,438)	(14,550)
Inventories	34,973	25,914	(28,254)
Prepaid expenses and other assets	(4,225)	5,766	(6,547)
Accounts payable, accrued expenses and other liabilities	(11,964)	(2,665)	14,474
Accrued income taxes	14,063	13,871	274
Net cash provided by (used in) operating activities from continuing operations	5,657	(5,868)	(24,271)
Net cash used in operating activities from discontinued operations	(2,643)	(6,309)	(655)
Net cash provided by (used in) operating activities	3,014	(12,177)	(24,926)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	2,053	60	—
Purchase of property, plant and equipment	(2,575)	(2,597)	(643)
Landlord reimbursements	1,126	—	—
Proceeds from sale of business unit	14,844	—	—
Net cash provided by (used in) investing activities from continuing operations	15,448	(2,537)	(643)
Net cash used in investing activities from discontinued operations	—	(172)	(102)
Net cash provided by (used in) investing activities	15,448	(2,709)	(745)
Cash flows from financing activities:
Repayments of GECC debt	—	(1,437)	(715)
Repayments of capital lease obligations	(117)	(74)	—
Payment of deferred financing costs	(560)	—	—
Borrowings under revolving credit facility	—	21,790	39,200
Proceeds from the exercise of employee stock options	1,481	—	—
Repayments of pre-petition debt	—	—	(106,112)
Net cash provided by (used in) financing activities	804	20,279	(67,627)
Translation adjustments	(3,760)	320	(21)
Increase (decrease) in cash	15,506	5,713	(93,319)
Cash, excluding restricted cash, at beginning of period	53,457	20,706	114,025
Cash at end of period	$68,963	$26,419	$20,706

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

Organization:    The Warnaco Group, Inc. ("Warnaco Group" and, collectively with its subsidiaries, the "Company") was incorporated in Delaware on March 14, 1986 and on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ("Warnaco"). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C.§§101-1330, as amended, effective February 4, 2003 (the "Effective Date").

Basis of Consolidation and Presentation:    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. In the opinion of management, all adjustments (all of which were of a normal recurring nature, except for the adjustments recorded in connection with the adoption of fresh start accounting on the Effective Date to adjust the Company's assets and liabilities to fair value and to record the discharge of indebtedness) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004, as filed with the Securities and Exchange Commission (the "SEC") on March 18, 2004.

All inter-company accounts have been eliminated in consolidation.

References in these consolidated condensed financial statements to the "Predecessor" refer to the Company prior to the Effective Date. References to the "Successor" refer to the Company on and after the Effective Date, after giving effect to the implementation of fresh start accounting.

The accompanying consolidated condensed financial statements of the Predecessor for the period January 5, 2003 to February 4, 2003 have been presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Periods Covered:    The period January 4, 2004 to April 3, 2004 (the "First Quarter of Fiscal 2004") contained thirteen weeks of operations of the Successor. The period February 5, 2003 to April 5, 2003 contained nine weeks of operations of the Successor and the period January 5, 2003 to February 4, 2003 contained four weeks of operations of the Predecessor.

Restatement:    As previously disclosed, the Company restated its consolidated condensed statements of operations for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of fiscal 2003 to reflect amortization expense related to the reclassification of the Calvin Klein® jeans license from an indefinite lived intangible asset to a finite lived intangible asset. The effect of the restatement was to increase amortization expense (which consequently decreased net income or increased net loss) by $378 ($0.01 per share), $567 ($0.01 per share) and $567 ($0.01 per share) for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of fiscal 2003, respectively. See Note 18 in this Quarterly Report on Form 10-Q and Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Reclassifications:    Certain prior period items have been reclassified to conform to the current period presentation, including the reclassifications necessary to account for the Company's discontinued operations.

Note 2—Stock-Based Compensation

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes model to calculate the fair value of stock option awards at the time the awards are granted. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, including the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its estimate of the expected life of a stock option of five years upon the vesting period and the option term of ten years for outstanding and issued options. The Company's risk-free rate of return assumption for options granted in 2003 and the First Quarter of 2004 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant.

On March 2, 2004, the Company granted 819,600 stock options and 142,100 shares of restricted stock to employees pursuant to the Company's 2003 Stock Incentive Plan. Each of these equity awards will vest annually with respect to 1/3 of the shares on each March 2 beginning in 2005 provided that the grantee is employed by the Company on each date. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant. Compensation expense related to restricted stock grants prior to February 4, 2003 was recognized over the vesting period of the grants. The following table illustrates the effect that stock-based compensation would have had on net income and net income per share of the Predecessor if such compensation expense had been included in its net income and net income per share for the period January 5, 2003 to February 4, 2003:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Predecessor
For the Period January 5, 2003 to February 4, 2003
Net income as reported	$2,358,537
Add: Stock-based employee compensation cost included in reported net income, net of related income tax effects	8
Less: Stock-based employee compensation cost, net of income tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(252)
Net income — pro forma	$2,358,293
Income per share:
Basic and diluted — as reported	$44.51
Basic and diluted — pro forma.	$44.50
Weighted average number of shares outstanding: Basic and diluted.	52,989,965

Total stock-based compensation expense before income taxes was $1,364 for the First Quarter of Fiscal 2004 and $219 for the period February 5, 2003 to April 5, 2003. For the First Quarter of Fiscal 2004, stock-based compensation expense related to stock options was $492 (net of income tax benefit of $328) and stock-based compensation expense related to restricted stock grants was $326 (net of income tax benefit of $218). For the period February 5, 2003 to April 5, 2003, stock-based compensation expense related to stock options was $77 (net of income tax benefit of $51) and stock-based compensation expense related to restricted stock grants was $55 (net of income tax benefit of $36).

The fair values of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003

Risk free rate of return	2.98%	2.55%	n/a
Dividend yield (a)	—	—	n/a
Expected volatility of the market price of the Company's common stock	35.0%	35.0%	n/a
Expected option life	5 years	5 years	n/a

(a)	The Company is restricted from paying dividends under the terms of its $275,000 Senior Secured Revolving Credit Facility (the "Exit Financing Facility") and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 ("Senior Notes").

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The Predecessor did not grant any stock-based compensation or stock options during the period January 5, 2003 to February 4, 2003.

Note 3—Discontinued Operations

A description of discontinued operations is presented below:

Sale of ABS:    In November 2003, the Company entered into an agreement to sell the assets of its A.B.S. by Allen Schwartz® ("ABS") business unit. The sale of the ABS business unit was finalized on January 30, 2004. The sale price was $15,000 in cash plus the assumption of $2,000 in liabilities. In the fourth quarter of 2003, the Company recorded a loss related to the sale of its ABS business unit of $3,143 which was included in loss from discontinued operations. The loss included an impairment charge of $3,019, before income taxes, related to the write-down of the ABS trademark to net realizable value. Cash proceeds from the sale, net of related expenses, were $14,844.

Closure of 44 Speedo Authentic Fitness Retail Stores:    During the fourth quarter of 2003, the Company announced its intention to close its 44 remaining Speedo Authentic Fitness® retail stores. As of April 3, 2004, 39 of these 44 stores had been closed and the Company had recorded a charge of $2,720 related to future lease commitments and proposed landlord settlements in connection with the 39 closed Speedo Authentic Fitness retail stores, net of assumed sub-lease rental income that could be obtained from subleasing the properties. The Company has determined that future operating lease commitments relating to the remaining five stores is approximately $285, representing the aggregate lease commitments for the rental periods that will remain on such stores' rental agreements following the stores' expected closure dates (after considering possible reductions in lease commitments that could be obtained from subleasing the properties or settling with the lessors).

Rationalization of Warner's Europe Operations:    During the fourth quarter of 2003, the Company announced its plan to exit its Warner's® business in Europe. The Company is currently engaged in the search for a buyer of this business and expects that any sale of this business will be completed by the end of fiscal 2004.

Summarized operating results for the discontinued operations are as follows:

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
Net revenues	$11,276	$13,444	$5,994

Loss before provision for income taxes	(5,731)	(110)	(501)

Provision (benefit) for income taxes	(2,253)	4	—

Loss from discontinued operations	$(3,478)	$(114)	$(501)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	April 3,	January 3,
	2004	2004

Accounts receivable, net	$1,767	$4,103
Inventories, net	1,785	7,808
Prepaid expenses and other current assets	534	1,284
Property, plant and equipment, net	995	2,563
Intangible and other assets	1,207	11,367
Assets of discontinued operations	$6,288	$27,125
Accounts payable	$424	$2,333
Accrued liabilities	4,576	5,107
Liabilities of discontinued operations	$5,000	$7,440

Note 4—Restructuring Items

Continuing Operations:    During the First Quarter of Fiscal 2004, the Company recorded restructuring charges of $2,323. The restructuring charges relate to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities and the sale of the Company's manufacturing facility in Honduras, as well as restructuring charges related to the February 2004 sale of the Company's San Luis, Mexico manufacturing facility. In connection with the sale of its manufacturing facility in Honduras, the Company entered into a production agreement with the buyer, pursuant to which the Company has guaranteed to certain suppliers the open purchase order obligations of the buyer. Such guarantees expire on July 1, 2004. The production agreement with the buyer allows the Company to set-off its payment obligations to the buyer against any payments the Company has made to a supplier pursuant to any guaranty in the event the buyer defaults on its payment obligations to the supplier. The amount of future payments that the Company could be obligated to make under the guarantees existing at April 3, 2004 was $561. The Company may incur additional guarantee obligations through July 1, 2004. The estimated fair value of the guarantees is not material to the Company's financial statements. In connection with the sale of its manufacturing facility in San Luis, Mexico, the Company sold certain property and machinery for $148.

Discontinued Operations:    During the First Quarter of Fiscal 2004, the Company recorded restructuring charges of $3,451 related to the continuation of restructuring activities associated with the rationalization of its Warner's operations in Europe and its decision, in 2003, to close its remaining 44 Speedo Authentic Fitness retail stores located in the United States and Canada.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of restructuring charges for both continuing and discontinued operations is as follows:

	For the Three Months Ended April 3, 2004			For the Period February 5, 2003 to April 5, 2003
	From	From		From	From
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total

Employee termination costs (a)	$2,039	$471	$2,510	$—	$—	$—
Loss on disposal / write-down of property, plant and equipment	15	45	60	—	—	—
Inventory write-down (b)	—	305	305	—	—	—
Facility shutdown costs	269	30	299	19	—	19
Lease termination costs (c)	—	2,432	2,432	—	—	—
Legal and professional fees	—	168	168	—	—	—
Other	—	—	—	50	—	50
	$2,323	$3,451	$5,774	$69	$—	$69

Cash portion of restructuring items	$2,308	$3,101	$5,409	$69	$—	$69
Non-cash portion of restructuring items	$15	$350	$365	$—	$—	$—

(a)	Includes severance and other benefits of approximately $1,518 payable to employees whose jobs were eliminated as part of the Company's 2003 restructuring initiatives as well as severance and other benefits of approximately $992 related to employees at the Company's San Luis manufacturing facility in Mexico which was sold during the First Quarter of Fiscal 2004.
(b)	Relates to the write-down to net realizable value of inventory of the 44 Speedo Authentic Fitness retail stores for which results of operations are included in loss from discontinued operations.
(c)	Relates to future operating lease commitments and landlord settlements, net of possible sublease rental income, related to certain Speedo Authentic Fitness retail stores which had been closed as of April 3, 2004.

Changes in liabilities related to restructuring items are summarized below:

	Employee Termination Costs	Facility Shutdown Costs, Loss on Disposal / Asset Write-down Charges	Legal Fees	Lease Termination Costs	Total
Balance at January 3, 2004	$12,448	$1,362	$436	$—	$14,246
Charges for the First Quarter of Fiscal 2004	2,510	359	168	2,720	5,757
Cash reductions for the First Quarter of Fiscal 2004	(6,406)	(470)	(147)	(265)	(7,288)
Non-cash reductions and currency effects for the First Quarter of Fiscal 2004	(273)	(997)	(94)	—	(1,364)
Balance at April 3, 2004 (a)	$8,279	$254	$363	$2,455	$11,351

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

(a)	Of the total liability of $11,351, $7,939 is recorded as part of accrued liabilities and $3,412 is recorded as part of liabilities of discontinued operations in the consolidated condensed balance sheet as of April 3, 2004.

Note 5—Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, Calvin Klein, Lejaby® and Rasurel® brand names. The Intimate Apparel Group also operates over 30 full price retail stores.

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps® brands.

The Swimwear Group designs, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica® and Calvin Klein brand names.

Information by business group, excluding discontinued operations, is set forth below. The Company has provided depreciation and amortization, restructuring items and capital expenditures in the following table for informational purposes.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Successor
For the Three Months Ended April 3, 2004
Net revenues	$141,182	$96,803	$155,268	$393,253	$—	$393,253
Operating income (loss)	13,199	12,337	36,900	62,436	(19,264)	43,172
Depreciation and amortization	1,887	1,428	875	4,190	3,395	7,585
Restructuring items	—	—	—	—	2,323	2,323
Capital expenditures	786	112	495	1,393	1,182	2,575

For the Period February 5, 2003 to April 5, 2003
Net revenues	$111,504	$90,463	$111,382	$313,349	$—	$313,349
Operating income (loss)	15,288	12,042	27,201	54,531	(11,619)	42,912
Depreciation and amortization	1,873	1,397	3,569	6,839	2,922	9,761
Restructuring items	—	—	—	—	69	69
Capital expenditures	1,617	162	495	2,274	323	2,597
______________________________________________________________________________
Predecessor
For the Period January 5, 2003 to February 4, 2003
Net revenues	$35,306	$37,834	$36,980	$110,120	$—	$110,120
Operating income (loss)	2,304	5,542	8,684	16,530	(35,654)	(19,124)
Depreciation and amortization	1,102	861	495	2,458	1,863	4,321
Reorganization items	—	—	—	—	29,805	29,805
Capital expenditures	149	202	10	361	282	643
Balance Sheet Data:
Total Assets:
April 3, 2004	$294,215	$221,880	$304,616	$820,711	$271,407	$1,092,118
January 3, 2004	302,784	246,382	292,184	841,350	246,348	1,087,698

Property, Plant and Equipment:
April 3, 2004	$15,085	$13,482	$16,588	$45,155	$46,594	$91,749
January 3, 2004	16,993	14,166	20,942	52,101	44,764	96,865

Goodwill:
April 3, 2004	$19,002	$9,011	$12,764	$40,777	$—	$40,777
January 3, 2004	22,335	10,592	15,002	47,929	—	47,929

The Company does not include corporate departmental expenses, reorganization items, restructuring items or depreciation and amortization of corporate assets in its determination of segment operating income. Corporate departmental expenses include general corporate overhead and certain corporate services. The Company evaluates the business groups' results without allocating these corporate/other items. Other companies may allocate these costs to their operating divisions and, as a result, the operating results of the Company's operating groups may not be directly comparable to the results of other companies. The table below summarizes corporate/other expenses for each period presented:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
Unallocated corporate expenses	$13,546	$8,628	$3,986
Reorganization items	—	—	29,805
Restructuring items	2,323	69	—
Depreciation and amortization of corporate assets	3,395	2,922	1,863
Corporate/other expenses	$19,264	$11,619	$35,654

A reconciliation of Group operating income to total income from continuing operations before provision for income taxes is as follows:

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
Group operating income	$62,436	$54,531	$16,530
Corporate/other items	(19,264)	(11,619)	(35,654)
Operating income (loss)	43,172	42,912	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Other (income) loss	(1,466)	35	359
Interest expense, net	5,165	4,322	1,751
Income from continuing operations before provision for income taxes	$39,473	$38,555	$2,437,188

Geographic Information:    Included in the consolidated condensed financial statements are the following amounts relating to geographic locations:

	Successor				Predecessor
	For the Three Months Ended April 3, 2004%		For the Period February 5, 2003 to April 5, 2003%		For the Period January 5, 2003 to February 4, 2003%
Net revenues:
United States	$291,838	74.2%	$246,883	78.8%	$82,821	75.2%
Canada	23,594	6.0%	16,933	5.4%	5,815	5.3%
Europe	64,406	16.4%	40,654	13.0%	17,848	16.2%
Mexico	6,814	1.7%	3,867	1.2%	1,849	1.7%
Asia	6,601	1.7%	5,012	1.6%	1,787	1.6%
	$393,253	100.0%	$313,349	100.0%	$110,120	100.0%

Information about Major Customer:    One customer, Wal-Mart Stores, Inc., accounted for 12.1%, 13.0% and 16.1% of the Company's net revenues for the First Quarter of Fiscal 2004, the period February 5, 2003 to April 5, 2003 and the period January 5, 2003 to February 4, 2003. No other single customer accounted for 10% or more of the Company's net revenues for the above-mentioned periods.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 6—Income Taxes

Successor Company

The provision for income taxes of $15,771 for the First Quarter of Fiscal 2004 consists of an income tax expense of $8,955 on domestic earnings and $6,816 on foreign earnings. The provision for income taxes of $16,180 for the period February 5, 2003 to April 5, 2003 consists of an income tax expense of $12,454 on domestic earnings and $3,726 on foreign earnings.

During the First Quarter of Fiscal 2004, the Company decreased its valuation allowance by $6,332 to $123,967 as a result of the realization of a deferred tax asset. This decrease in the Company's valuation allowance has been recorded against goodwill. The Company has not provided for any tax benefit for certain foreign losses incurred during the First Quarter of Fiscal 2004 and fiscal 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

During the period February 5, 2003 to April 5, 2003, the Company generated sufficient taxable income to realize a portion of the deferred tax asset of $3,302 on which a valuation allowance was previously established. This decrease in the Company's valuation allowance has been recorded against goodwill. In addition, goodwill was further reduced by $8,373 as a result of the use of net operating loss carry forwards for tax reporting purposes.

Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD income will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers will be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company believes that it will likely retain U.S. net operating loss carryforwards in the range of $160,000 to $190,000, which can be used to reduce U.S. taxable income, if any, by approximately $23,000 per year. The actual amount of U.S. consolidated net operating loss carryovers that the Company will claim for U.S. income tax reporting purposes will not be determined until the Company files its U.S. consolidated income tax return for fiscal 2003. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

Predecessor Company

The provision for income taxes of $78,150 for the period January 5, 2003 to February 4, 2003 consists of a deferred income tax provision of $77,584 related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start accounting and an income tax expense related to foreign earnings of $566.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 7—Employee Retirement Plans

The components of net periodic benefit cost were as follows:

	Pension Benefit Plan			Other Benefit Plans
	Successor		Predecessor	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
Service cost	$—	$—	$—	$80	$41	$9
Interest cost	2,136	—	—	78	49	24
Expected return on plan assets	(1,805)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	(34)
Amortiation of net (gain) loss	—	—	—	(8)	—	—
Net periodic benefit cost	$331	$—	$—	$150	$90	$(1)

Note 8—Comprehensive Income

The components of comprehensive income were as follows:

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
Net income	$20,224	$22,261	$2,358,537

Other comprehensive income (loss):
Foreign currency translation adjustments	(8,340)	(115)	244
Changes in unrealized gains (losses) on marketable securities	(13)	81	308
	(8,353)	(34)	552

Total comprehensive income	$11,871	$22,227	$2,359,089

The components of accumulated other comprehensive income were as follows:

	April 3,	January 3,
	2004	2004

Foreign currency translation adjustments	$3,216	$11,556
Unrealized gain on marketable securities, net	22	35
Total accumulated other comprehensive income	$3,238	$11,591

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 9—Accounts Receivable

As of April 3, 2004 and January 3, 2004, the Company had $318,860 and $260,142 of open trade invoices and other receivables and $6,934 and $6,785 of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of April 3, 2004 and January 3, 2004, the Company recorded $53,911 and $57,436 of accounts receivable reserves, respectively.

Note 10—Inventories, Net

Inventories are valued at the lower of cost (using the first-in first-out method) or market and are summarized as follows:

	April 3,	January 3,
	2004	2004

Finished goods	$179,872	$197,438
Work in process	29,516	45,043
Raw materials	31,840	37,358
	$241,228	$279,839

Note 11—Goodwill and Intangible Assets

Intangible assets were as follows:

	April 3,	January 3,
	2004	2004
Indefinite lived intangible assets:
Trademarks	$124,686	$125,327
Licenses in perpetuity	45,500	45,500
Finite lived intangible assets:
Licenses for a term	104,030	104,030
Sales order backlog (fully amortized)	11,800	11,800
Other (fully amortized)	662	662
	116,492	116,492
Less:
Accumulated amortization	(16,498)	(15,796)
	99,994	100,696
Intangible assets, net	$270,180	$271,523

The following table sets forth the activity in the intangible asset accounts during the First Quarter of Fiscal 2004:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

		Licenses	Finite lived
		in	Intangible
	Trademarks	Perpetuity	Assets	Total

Balance at January 3, 2004	$125,327	$45,500	$100,696	$271,523

Amortization expense	—	—	(702)	(702)
Translation adjustments	(641)	—	—	(641)

Balance at April 3, 2004	$124,686	$45,500	$99,994	$270,180

Amortization expense related to finite lived intangible assets for each of the next five years is expected to be $2,806 per year.

The following table summarizes the changes in the carrying amount of goodwill for the First Quarter of Fiscal 2004:

Goodwill balance at January 3, 2004	$47,929
Adjustment:
Income taxes (a)	(7,152)
Goodwill balance at April 3, 2004	$40,777

(a)	Relates primarily to the decrease in the Company's valuation allowance as a result of the realization of certain deferred tax assets.

Note 12—Debt

Debt was as follows:

	April 3,	January 3,
	2004	2004

8 7/8% Senior Notes due 2013 (a)	$210,000	$210,000
Unrealized gain on swap agreement (b)	757	—
Capital lease obligations	1,015	1,132
	$211,772	$211,132

(a)	The Company was in compliance with the covenants of the Senior Notes at April 3, 2004 and January 3, 2004.
(b)	On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $50,000. The Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon the six month London Interbank Offered Rate plus 4.11% (5.34% at April 3, 2004 and January 3, 2004). As a result of the Swap Agreement, the weighted average effective interest rate of the Senior Notes was reduced to 8.03% as of April 3, 2004 and January 3, 2004. The Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the Swap Agreement as a hedge against the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of April 3, 2004 and January 3, 2004, the fair value of the Swap Agreement recorded in the consolidated condensed balance sheets was a gain of $757, recorded as part of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

other assets, and a loss of $536, recorded as part of long-term debt, respectively, which was offset by a corresponding loss and gain, respectively, on the hedged debt. No hedge ineffectiveness is recognized in the consolidated condensed statements of operations as the provisions of the Swap Agreement match the provisions of the hedged debt.

As of April 3, 2004 the Company had approximately $49,257 of cash available as collateral against outstanding letters of credit of $59,342 and had $223,958 of credit available under its Exit Financing Facility. The Company was in compliance with the covenants of the Exit Financing Facility at April 3, 2004 and January 3, 2004.

Note 13—Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There are no shares of preferred stock issued and outstanding.

Note 14—Supplemental Cash Flow Information

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
Cash paid during the period for:
Interest, net of interest income received	$705	$971	$14,844
Income taxes paid (refunded)	(866)	1,346	273
Supplemental non-cash investing and financing activities:
Note receivable on asset sales	645	—	—

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 15—Income Per Common Share

	Successor		Predecessor
	For the Three Months Ended April 3, 2004	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
Numerator for basic and diluted income per common share from continuing operations:
Income from continuing operations	$23,702	$22,375	$2,359,038

Basic:
Weighted average number of shares outstanding used in computing income per common share	45,218,148	44,999,973	52,989,965
Income per common share from continuing operations	$0.52	$0.50	$44.52

Diluted:
Weighted average number of shares outstanding	45,218,148	44,999,973	52,989,965
Effect of dilutive securities:
Employee stock options	545,149	—	—
Unvested employees' restricted stock	289,591	199,800	—
Weighted average number of shares and share equivalents outstanding	46,052,888	45,199,773	52,989,965
Income per common share from continuing operations	$0.51	$0.49	$44.52

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations. For the First Quarter of Fiscal 2004 and the period February 5, 2003 to April 5, 2003, options to purchase 819,600 and 1,998,000 shares of common stock, respectively, were anti-dilutive. For the period January 5, 2003 to February 4, 2003 options to purchase 3,692,363 shares of common stock of the Predecessor were anti-dilutive.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16—Legal Matters

SEC Investigation:    The Company has reached a settlement with the SEC on the previously disclosed proposed allegations related to matters that had been under investigation. Pursuant to the settlement, on May 11, 2004, the SEC issued an administrative order requiring that the Company cease and desist from committing or causing any violations and future violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The cease-and-desist order, in which the Company neither admits nor denies the findings, was pursuant to the Company's offer of settlement. The Company will pay no fine under the SEC settlement. As part of the settlement, the Company has agreed to certain undertakings, including retention of an independent consultant to perform a review of the Company's internal controls and policies relating to its inventory systems, internal audit, financial reporting and other accounting functions. In addition, the Company has agreed that for a period of two years its Chief Administrative Officer (who previously served as General Counsel) shall not sign any documents to be filed with the SEC by or on behalf of the Company and shall not participate in or be responsible for the preparation or review of such filings except under limited circumstances. The Company has also agreed that for a period of two years its General Counsel shall continue to report directly to the Audit Committee of the Board of Directors on any matters relating to the Company's financial reporting obligations. The Company does not expect the settlement with the SEC to have a material effect on its financial condition, results of operations or business.

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

Note 17—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of April 3, 2004 and January 3, 2004 and for the First Quarter of Fiscal 2004, the period February 5, 2003 to April 5, 2003 and the period January 5, 2003 to February 4, 2003 for (i) Warnaco Group, (ii) Warnaco, (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the "Guarantor Subsidiaries"), (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") and (v) the Company on a consolidated basis.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash	$—	$52,751	$124	$16,088	$—	$68,963
Accounts receivable, net	—	—	208,095	63,788	—	271,883
Inventories, net	—	69,918	113,052	58,258	—	241,228
Other current assets	—	25,247	13,492	26,707	—	65,446
Assets of discontinued operations	—	—	173	6,115	—	6,288
Total current assets	—	147,916	334,936	170,956	—	653,808
Property, plant and equipment, net		5,383	66,299	20,067		91,749
Investment in subsidiaries	661,580	673,895	—	—	(1,335,475)	—
Other assets	—	82,905	247,613	16,043	—	346,561
Total assets	$661,580	$910,099	$648,848	$207,066	$(1,335,475)	$1,092,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$3,359	$1,641	$—	$5,000
Accounts payable and accrued liabilities	—	108,233	43,992	78,121	—	230,346
Total current liabilities	—	108,233	47,351	79,762	—	235,346
Intercompany accounts	123,848	(177,709)	118,192	(64,331)	—	—
Long-term debt	—	210,757	—	1,015	—	211,772
Other long-term liabilities	—	107,238	25	5	—	107,268
Stockholders' equity	537,732	661,580	483,280	190,615	(1,335,475)	537,732
Total liabilities and stockholders' equity	$661,580	$910,099	$648,848	$207,066	$(1,335,475)	$1,092,118

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash	$—	$33,872	$501	$19,084	$—	$53,457
Accounts receivable, net	—	—	159,309	50,182	—	209,491
Inventories, net	—	75,054	138,264	66,521	—	279,839
Other current assets	—	18,344	9,140	38,318	—	65,802
Assets of discontinued operations	—	—	20,792	6,333		27,125
Total current assets	—	127,270	328,006	180,438	—	635,714
Property, plant and equipment, net	—	63,661	12,068	21,136	—	96,865
Investment in subsidiaries	767,705	553,537	—	—	(1,321,242)	—
Other assets	—	192,554	145,619	16,946	—	355,119
Total assets	$767,705	$937,022	$485,693	$218,520	$(1,321,242)	$1,087,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$3,487	$3,953	$—	$7,440
Accounts payable and accrued liabilities	—	112,552	42,592	80,311	—	235,455
Total current liabilities	—	112,552	46,079	84,264	—	242,895
Intercompany accounts	245,044	(165,694)	(22,980)	(56,370)	—	—
Long-term debt	—	210,000	—	1,132	—	211,132
Other long-term liabilities	—	108,920	31	2,059	—	111,010
Stockholders' equity	522,661	671,244	462,563	187,435	(1,321,242)	522,661
Total liabilities and stockholders' equity	$767,705	$937,022	$485,693	$218,520	$(1,321,242)	$1,087,698

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended April 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$92,358	$199,616	$101,279	$—	$393,253
Cost of goods sold	—	68,831	126,233	56,692	—	251,756
Gross profit	—	23,527	73,383	44,587	—	141,497
Selling, general and administrative expenses	—	33,011	35,742	26,918	—	95,671
Pension expense	—	331	—	—	—	331
Restructuring items	—	2,339	(46)	30		2,323
Operating income (loss)	—	(12,154)	37,687	17,639	—	43,172
Equity in income of subsidiaries	(20,224)	—	—	—	20,224	—
Intercompany royalty and management fees	—	(156)	(2,837)	2,993	—	—
Other (income) expense	—	(5,738)	5,313	(1,041)	—	(1,466)
Interest (income) expense, net	—	9,835	(4,843)	173	—	5,165
Income (loss) from continuing operations before provision (benefit) for income taxes	20,224	(16,095)	40,054	15,514	(20,224)	39,473
Provision (benefit) for income taxes	—	(6,431)	16,001	6,201	—	15,771
Income (loss) from continuing operations	20,224	(9,664)	24,053	9,313	(20,224)	23,702
Loss from discontinued operations, net of income taxes	—	—	(3,336)	(142)	—	(3,478)
Net income (loss)	$20,224	$(9,664)	$20,717	$9,171	$(20,224)	$20,224

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period February 5, 2003 to April 5, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$81,512	$165,256	$66,581	$—	$313,349
Cost of goods sold	—	57,512	106,050	38,584	—	202,146
Gross profit	—	24,000	59,206	27,997	—	111,203
Selling, general and administrative expenses	—	14,041	33,155	17,093	—	64,289
Amortization of sales order backlog	—	1,100	2,833	—	—	3,933
Restructuring items	—	69	—	—	—	69
Operating income	—	8,790	23,218	10,904	—	42,912
Equity in income of subsidiaries	(22,639)	—	—	—	22,639	—
Other expense, net	—	35	—	—	—	35
Interest (income) expense, net	—	4,429	(9)	(98)	—	4,322
Income from continuing operations before provision for income taxes	22,639	4,326	23,227	11,002	(22,639)	38,555
Provision for income taxes	—	13,363	—	2,817	—	16,180
Income (loss) from continuing operations	22,639	(9,037)	23,227	8,185	(22,639)	22,375
Loss from discontinued operations, net of income taxes	—	—	(81)	(33)	—	(114)
Net income (loss)	$22,639	$(9,037)	$23,146	$8,152	$(22,639)	$22,261

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$25,673	$57,091	$27,356	$—	$110,120
Cost of goods sold	—	15,666	36,852	14,765	—	67,283
Gross profit	—	10,007	20,239	12,591	—	42,837
Selling, general and administrative expenses	—	13,873	9,034	9,249	—	32,156
Reorganization items	—	29,922	—	(117)	—	29,805
Operating income (loss)	—	(33,788)	11,205	3,459	—	(19,124)
Equity in income of subsidiaries	(2,358,537)	—	—	—	2,358,537	—
Gain on cancellation of pre-petition indebtedness	—	(1,567,721)	(124,975)	—	—	(1,692,696)
Fresh start adjustments	—	(765,726)	—	—	—	(765,726)
Other expense	—	359	—	—	—	359
Interest (income) expense, net	—	1,887	(4)	(132)	—	1,751
Income from continuing operations before provision for income taxes	2,358,537	2,297,413	136,184	3,591	(2,358,537)	2,437,188
Provision for income taxes	—	77,603	—	547	—	78,150
Income from continuing operations	2,358,537	2,219,810	136,184	3,044	(2,358,537)	2,359,038
Loss from discontinued operations, net of income taxes	—	—	(303)	(198)	—	(501)
Net income	$2,358,537	$2,219,810	$135,881	$2,846	$(2,358,537)	$2,358,537

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For The Three Months Ended April 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,481)	$17,857	$(14,793)	$4,074	$—	$5,657
Net cash provided by (used in) operating activities from discontinued operations	—	—	113	(2,756)	—	(2,643)
Net cash provided by (used in) operating activities	(1,481)	17,857	(14,680)	1,318	—	3,014
Cash flows from investing activities:
Proceeds on disposal of assets	—	2,053	—	—	—	2,053
Purchase of property, plant and equipment	—	(1,597)	(541)	(437)	—	(2,575)
Landlord reimbursements	—	1,126	—	—	—	1,126
Proceeds from sale of business unit	—	—	14,844	—	—	14,844
Net cash provided by (used in) investing activities	—	1,582	14,303	(437)	—	15,448
Cash flows from financing activities:
Payment of deferred financing costs	—	(560)	—	—	—	(560)
Proceeds from exercise of employee stock options	1,481	—	—	—	—	1,481
Borrowings (repayments) under other debt agreements	—	—	—	(117)	—	(117)
Net cash provided by (used in) financing activities	1,481	(560)	—	(117)	—	804
Translation adjustments	—	—	—	(3,760)	—	(3,760)
Increase (decrease) in cash	—	18,879	(377)	(2,996)	—	15,506
Cash at beginning of period	—	33,872	501	19,084	—	53,457
Cash at end of period	$—	$52,751	$124	$16,088	$—	$68,963

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period February 5, 2003 to April 5, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$—	$(18,741)	$2,973	$9,900	$—	$(5,868)
Net cash used in operating activities from discontinued operations			(2,355)	(3,954)		(6,309)
Net cash provided by (used in) operating activities	—	(18,741)	618	5,946	—	(12,177)
Cash flows from investing activities:
Proceeds on disposal of assets	—	60	—	—	—	60
Purchase of property, plant and equipment	—	(1,610)	(426)	(561)	—	(2,597)
Net cash used in investing activities from continuing operations	—	(1,550)	(426)	(561)	—	(2,537)
Net cash used in investing activities from discontinued operations	—	—	(172)	—	—	(172)
Net cash used in investing activities	—	(1,550)	(598)	(561)	—	(2,709)
Cash flows from financing activities:
Borrowings under revolving credit facilities	—	21,790	—	—	—	21,790
Borrowings (repayments) under other debt agreements		(1,557)	—	46	—	(1,511)
Net cash provided by financing activities	—	20,233	—	46	—	20,279
Translation adjustments	—	—	—	320	—	320
Increase (decrease) in cash	—	(58)	20	5,751	—	5,713
Cash at beginning of period	—	6,610	339	13,757	—	20,706
Cash at end of period	$—	$6,552	$359	$19,508	$—	$26,419

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$—	$(126,583)	$(1,209)	$103,521	$—	$(24,271)
Net cash provided by (used in) operating activities from discontinued operations	—	—	1,469	(2,124)		(655)
Net cash provided by (used in) operating activities	—	(126,583)	260	101,397	—	(24,926)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from continuing operations	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from discontinued operations	—	—	(102)	—	—	(102)
Net cash used in investing activities	—	(468)	(261)	(16)	—	(745)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	39,200	—	—	—	39,200
Borrowings (repayments) under other debt agreements	—	785	—	(1,500)	—	(715)
Repayments of pre-petition debt	—	—	—	(106,112)	—	(106,112)
Net cash provided by (used in) financing activities	—	39,985	—	(107,612)	—	(67,627)
Translation adjustments	—	—	—	(21)	—	(21)
Increase (decrease) in cash	—	(87,066)	(1)	(6,252)	—	(93,319)
Cash, excluding restricted cash, at beginning of period	—	93,676	340	20,009	—	114,025
Cash at end of period	$—	$6,610	$339	$13,757	$—	$20,706

Note 18—Restatement of 2003 Quarterly Financial Statements

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004, in the course of finalizing the Company's 2003 financial statements, the Company, after consultation with its auditors, determined that its Calvin Klein jeans license, which had been classified as an indefinite lived intangible asset and thus not amortized, should be classified as a finite lived intangible asset and amortized over the remaining license period of 42 years commencing February 5, 2003. As a result, the Company restated its statements of operations for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of fiscal 2003 to reflect amortization expense related to the Calvin Klein jeans license. The restatement reduced net income (or increased net loss) and had no effect on cash flows from operations and will not affect cash flows in the future. See Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

As a result of the restatement, the Company recorded a non-cash amortization charge of $378, or $0.01 per diluted share, for the period February 5, 2003 to April 5, 2003. The Company notes that due to this restatement, its previously filed Quarterly Report on Form 10-Q for the quarterly period ended April 5, 2003 should not be relied upon by investors and should be read in conjunction with the restated results appearing in Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

A summary of the effects of the restatement is set forth below:

	For the Period
	February 5, 2003 to
	April 5, 2003
	As
	Previously
	Reported	As Restated
Selling, general and administrative expenses (a)	$63,911	$64,289
Operating income	43,290	42,912
Income from continuing operations before provision for income taxes	38,933	38,555
Income from continuing operations	22,753	22,375
Net income	$22,639	$22,261
Basic income per common share:
Income from continuing operations	$0.51	$0.50
Net income	$0.50	$0.49
Diluted income per common share:
Income from continuing operations	$0.50	$0.49
Net income	$0.50	$0.49

(a)	Reflects certain reclassifications to conform to current period presentation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. ("Warnaco Group" and, collectively with its subsidiaries, the "Company") is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the market value of the Company's common stock, par value $0.01 per share (the "Common Stock"). Except for the historical information contained herein, this Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See "Statement Regarding Forward-Looking Disclosure."

As previously disclosed, the Company restated its consolidated condensed statements of operations for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of fiscal 2003 to reflect amortization expense related to the change in classification of the Company's Calvin Klein jeans license from an indefinite lived intangible asset to a finite lived intangible asset. See Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004. The effect of the restatement was to increase amortization expense (which consequently decreased net income or increased net loss) by $0.4 million, $0.6 million and $0.6 million for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of fiscal 2003, respectively. The restatement had no effect on cash flows from operations and will not affect cash flows in the future. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the consolidated financial statements for the period February 5, 2003 to April 5, 2003. See Note 18 of Notes to Consolidated Condensed Financial Statements.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004. References to the "Predecessor" refer to the Company prior to February 4, 2003. References to the "Successor" refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting. References to the "First Quarter of Fiscal 2004" refer to results of operations of the Successor for the thirteen-week period from January 4, 2004 to April 3, 2004. References to the "First Quarter of Fiscal 2003" refer to the results of operations of the Successor for the nine-week period from February 5, 2003 to April 5, 2003 combined with the results of operations of the Predecessor for the four-week period from January 5, 2003 to February 4, 2003.

Overview

The Company designs, sources, manufactures and markets a broad line of intimate apparel, sportswear and swimwear worldwide. The Company sells its products under several highly recognized brand names. The Company's products are distributed, domestically and internationally, primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandisers.

    Financial Highlights

Net income for the First Quarter of Fiscal 2004 was $20.2 million, or $0.44 per diluted share. Net revenues were $393.3 million and income from continuing operations was $23.7 million, or $0.51 per diluted share. The Company emerged from bankruptcy on February 4, 2003, and therefore the prior year results of the Successor are for the two-month period commencing February 5, 2003 and ending April 5, 2003. For that period, net income was $22.3 million, or $0.49 per diluted share. Net revenues were $313.3 million and income from continuing operations was $22.4 million or, $0.49 per diluted share.

The Company's balance sheet improved in part due to a decrease in inventory of $38.6 million, or 13.8%, from $279.8 million at January 3, 2004 to $241.2 million at April 3, 2004. The decrease in inventory was due primarily to better inventory management. Cash increased by $15.5 million, or 29.0%, to $69.0 million at April 3, 2004 compared to $53.5 million at January 3, 2004. The increase in cash reflects proceeds from the January 2004 sale of the assets of the Company's A.B.S. by Allen Schwartz ("ABS") business unit of $14.8 million. Accounts receivable increased by $62.4 million, or 29.8%, to $271.9 million compared to $209.5 million at January 3, 2004. The increase in accounts receivable primarily reflects the seasonal sale of swimwear products in the first quarter of the fiscal year.

    Operating Highlights

The Company's net revenues for the First Quarter of Fiscal 2004 decreased 7.1% compared to the First Quarter of Fiscal 2003, in line with the Company's expectations. The decrease in net revenues in the First Quarter of Fiscal 2004 compared to the First Quarter of Fiscal 2003 reflects declines in revenues from Calvin Klein jeans and Warner's, Olga, BodyNancyGanz and Bodyslimmers ("Warner's/Olga/Body") brands, partially offset by growth in the Calvin Klein underwear business (particularly in Europe and Asia) and the Swimwear Group. The Company notes that net revenues in the First Quarter of Fiscal 2003 benefited from the timing of certain Calvin Klein jeans net revenues of approximately $21.8 million related to sales to certain membership clubs and off-price retailers. Additionally, the early sales of approximately $4 million of Speedo swimwear in December 2003 negatively affected Speedo sales for the First Quarter of Fiscal 2004. The Company's preliminary orders for Calvin Klein jeans for the fall season are up in excess of 14% compared to preliminary orders received at this time last year and the Company expects that the sales trend in CalvinKlein jeans will begin to improve in the third and fourth quarters of fiscal 2004. The Company continues to experience difficulty in its Warner's/Olga/Body intimate apparel brands. Management is in the process of improving product quality and developing and repositioning the Warner's/Olga/Body brands and is also seeking to eliminate certain unprofitable styles. The Company recently introduced a new line of lingerie under the JLO by Jennifer Lopez® brand name and a new sub-brand of its Lejaby brand called Lejaby Rose®. The Company expects both launches to contribute to increases in the sales of intimate apparel in the second half of 2004. The Company continues to expand its distribution of Calvin Klein underwear in Asia and Europe through expanded wholesale distribution and by expanding its Calvin Klein underwear full price retail business.

The Company continues to improve its cash flow through more efficient operations. Cash flow provided by operating activities improved $40.1 million in the First Quarter of Fiscal 2004 compared to the First Quarter of Fiscal 2003 primarily due to better working capital management and the decrease in cash expenditures for bankruptcy related fees and expenses and the Company's restructuring initiatives. The improved operating cash flows and the proceeds from asset sales contributed to the Company's strong liquidity position. The Company had approximately $224.0 million of credit available under its $275 million Senior Secured Revolving Credit Facility (the "Exit Financing Facility") and had $69.0 million of cash on hand at April 3, 2004.

During the First Quarter of Fiscal 2004, the Company continued to streamline its operations and position its businesses to improve its operating margins, while also improving product lead times and quality, reducing product costs and reducing the Company's investment in working capital. In addition, and in furtherance of certain of those goals, the Company restructured certain divisions and rationalized certain non-core or underperforming assets.

During the First Quarter of Fiscal 2004, the Company focused on:

•	Continuing the restructuring initiatives begun in fiscal 2003. In the First Quarter of Fiscal 2004, the Company: (i) sold the ABS business unit, a non-core asset, generating net proceeds of $14.8 million; (ii) closed 39 of the 44 remaining Speedo Authentic Fitness retail stores (the remaining five stores were closed in April 2004); (iii) closed its Warner's brand operation in Europe, which had a history of losses; (iv) sold its San Luis, Mexico manufacturing facility for $0.2 million; and (iv) sold its Honduran manufacturing facility for $0.5 million.

•	Continuing the focus on its internal control and corporate oversight initiatives. The Company has engaged BDO Seidman LLP to assist it in completing its documentation and testing of internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations. In addition, since the end of fiscal 2003 the Company has recruited two additional independent directors, increasing the number of independent directors on its Board to seven. The Company expects to continue to seek and hire talented individuals for the organization and its Board of Directors.

The Company believes that, although there are many opportunities available to it, the Company also faces a number of risks in its business. These risks include downturns in the economies of the Company's principal markets, weakness in the department store channel of distribution in the United States, changes in import regulations and import tariffs and the uncertainties relating to the Company's ability to design and source fashionable, high quality products that generate excitement and consumer demand and to import the materials and products it needs to satisfy the demands of its customers. The Company attempts to address these risks by offering a wide variety of products at various price points through multiple channels of distribution as well as through its conservative inventory management, conservative capital structure and its strong foundation of basic products that are less susceptible to changes in demand.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Estimates by their nature are based on judgments and available information and therefore, actual results could differ from those estimates.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, the Company's most critical accounting policies pertain to revenue recognition, cost of goods sold, accounts receivable, inventories, long-lived assets, income taxes, pension plan, stock-based compensation, advertising costs, goodwill and reorganization and restructuring items. In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

    Inventories

The Company values its inventories at the lower of cost (determined on a first-in, first-out basis) or market. The Company evaluates its inventories to identify excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its reserves for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to increase its reserve estimates substantially.

At April 3, 2004, the Company had inventory with a carrying value of approximately $26.0 million that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of April 3, 2004, the Company had reduced the carrying value of such inventory by $14.6 million for excess, obsolete and other inventory adjustments. At January 3, 2004, the Company had inventory with a carrying value of approximately $18.5 million that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 3, 2004, the Company had reduced the carrying value of such inventory by approximately $11.0 million for excess, obsolete and other inventory adjustments. At February 4, 2003, the Company had identified inventory with a carrying value of approximately $57.2 million that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of February 4, 2003, the Company reduced its inventory by $32.8 million to reflect such inventory at fair value.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the First Quarter of Fiscal 2004 compared to the First Quarter of Fiscal 2003. The First Quarter of Fiscal 2003 includes the results for the period February 5, 2003 to April 5, 2003 combined with results for the period January 5, 2003 to February 4, 2003.

	Successor					Predecessor
	First Quarter of Fiscal 2004	% of Net Revenues	First Quarter of Fiscal 2003	% of Net Revenues	For the Period February 5, 2003 to April 5, 2003	For the Period January 5, 2003 to February 4, 2003
		(in thousands of dollars)
Net revenues	$393,253	100.0%	$423,469	100.0%	$313,349	$110,120
Cost of goods sold	251,756	64.0%	269,429	63.6%	202,146	67,283
Gross profit	141,497	36.0%	154,040	36.4%	111,203	42,837
Selling, general and administrative expenses	95,671	24.3%	96,445	22.8%	64,289	32,156
Pension expense	331	0.1%	—	0.0%	—	—
Amortization of sales order backlog	—	0.0%	3,933	0.9%	3,933	—
Restructuring items	2,323	0.6%	69	0.0%	69	—
Reorganization items	—	0.0%	29,805	7.0%	—	29,805
Operating income (loss)	43,172	11.0%	23,788	5.6%	42,912	(19,124)
Gain on cancellation of pre-petition indebtedness	—		(1,692,696)		—	(1,692,696)
Fresh start adjustments	—		(765,726)		—	(765,726)
Other (income) loss	(1,466)		394		35	359
Interest expense, net	5,165		6,073		4,322	1,751
Income from continuing operations before provision for income taxes	39,473		2,475,743		38,555	2,437,188
Provision for income taxes	15,771		94,330		16,180	78,150
Income from continuing operations	23,702		2,381,413		22,375	2,359,038
Loss from discontinued operations, net of income taxes	(3,478)		(615)		(114)	(501)
Net income	$20,224		$2,380,798		$22,261	$2,358,537

Comparison of First Quarter of Fiscal 2004 to First Quarter of Fiscal 2003

    Net Revenues

Net revenues, by segment, were as follows:

	First Quarter of Fiscal 2004	First Quarter of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$141,182	$146,810	$(5,628)	–3.8%
Sportswear Group	96,803	128,297	(31,494)	–24.5%
Swimwear Group	155,268	148,362	6,906	4.7%
Net revenues	$393,253	$423,469	$(30,216)	–7.1%

The Company's products are widely distributed through all major channels of trade. The following table summarizes the Company's percentage of net revenues by channel of trade for the First Quarter of Fiscal 2004 and for the First Quarter of Fiscal 2003:

	First Quarter of Fiscal 2004	First Quarter of Fiscal 2003
United States—wholesale
Department stores, independent retailers and specialty stores	34%	36%
Chain stores	10%	9%
Mass merchandisers	9%	6%
Membership clubs and other	21%	26%
Total United States—wholesale	74%	77%
International—wholesale	25%	22%
Retail	1%	1%
Net revenues—consolidated	100%	100%

Net revenues decreased $30.2 million, or 7.1%, to $393.3 million for the First Quarter of Fiscal 2004 compared to $423.5 million for the First Quarter of Fiscal 2003. Intimate Apparel Group net revenues decreased $5.6 million, or 3.8%, to $141.2 million with strength in Calvin Klein underwear offset by declines in Warner's/Olga/Body and retail. Sportswear Group net revenues decreased $31.5 million, or 24.5%, to $96.8 million with declines in Chaps, Calvin Klein jeans and mass sportswear licensing, partially offset by a modest increase in Calvin Klein accessories. Swimwear Group net revenues increased by $6.9 million, or 4.7%, to $155.3 million with increases in Designer Swimwear partially offset by a decrease in Speedo net revenues. Net revenues for the First Quarter of Fiscal 2004 includes approximately $15.1 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

    Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	First Quarter of Fiscal 2004	First Quarter of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Warner's/Olga/Body	$33,209	$44,074	$(10,865)	–24.7%
Calvin Klein underwear	73,935	68,223	5,712	8.4%
Lejaby	32,002	31,885	117	0.4%
Retail	2,036	2,616	(580)	–22.2%
Total continuing business units	141,182	146,798	(5,616)	–3.8%
Discontinued and sold business units (a)	—	12	(12)	–100.0%
Intimate Apparel Group	$141,182	$146,810	$(5,628)	–3.8%

(a)	Discontinued and sold business units, not included in loss from discontinued operations in the Company's consolidated condensed statement of operations, include GJM, Penhaligon's, Fruit of the Loom, Weight Watchers, IZKA and domestic outlet retail stores.

Intimate Apparel Group net revenues decreased $5.6 million, or 3.8%, to $141.2 million for the First Quarter of Fiscal 2004 from $146.8 million for the First Quarter of Fiscal 2003. Warner's/Olga/Body net revenues decreased $10.9 million, or 24.7%, to $33.2 million for the First Quarter of Fiscal 2004, from $44.1 million for the First Quarter of Fiscal 2003, reflecting a decrease in the rate of product reorders from the prior year period. Management is in the process of improving product quality and developing and repositioning the Warner's/Olga/Body brands and is also seeking to eliminate certain unprofitable styles. Additionally, in March 2004, the Company presented a new line of lingerie under the JLO by Jennifer Lopez brand name. Sales of JLO by Jennifer Lopez lingerie have been scheduled for the second half of fiscal 2004. Calvin Klein underwear net revenues increased $5.7 million, or 8.4%, to $73.9 million for the First Quarter of Fiscal 2004, from $68.2 million for the First Quarter of Fiscal 2003 reflecting a $5.8 million and $0.5 million increase in net revenues in Europe and the United States, respectively, offset by a $0.6 million combined decrease in net revenues in Canada and Asia. The increase in net revenues in Europe primarily reflects growth in the men's underwear business in Spain coupled with the positive impact of a stronger euro. The Company experienced volume increases in men's and women's underwear sales in the United States of approximately $2.8 million which were partially offset by an increase in sales allowances and returns of approximately $2.3 million. Lejaby net revenues increased $0.1 million, or 0.4%, to $32.0 million for the First Quarter of Fiscal 2004, from $31.9 million for the First Quarter of Fiscal 2003, reflecting an increase of $0.9 million in net revenues related to the launch of Lejaby Rose in March 2004 in the United States offset by a decrease in sales in Europe of $0.8 million. The decrease in Lejaby net revenues in Europe primarily reflects an unfavorable reception of certain product lines at retail partially offset by the positive impact of a stronger euro.

    Sportswear Group

Sportswear Group net revenues were as follows:

	First Quarter of Fiscal 2004	First Quarter of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Chaps	$32,334	$33,534	$(1,200)	–3.6%
Calvin Klein jeans	57,924	86,847	(28,923)	–33.3%
Calvin Klein accessories (a)	4,340	3,610	730	20.2%
Mass sportswear licensing	2,205	4,306	(2,101)	–48.8%
Sportswear Group	$96,803	$128,297	$(31,494)	–24.5%

(a)	The Calvin Klein accessories license expires on December 31, 2004.

Sportswear net revenues declined by $31.5 million, or 24.5%, to $96.8 million for the First Quarter of Fiscal 2004 from $128.3 million from the First Quarter of Fiscal 2003. Chaps net revenues decreased $1.2 million, or 3.6%, to $32.3 million for the First Quarter of Fiscal 2004 from $33.5 million for the First Quarter of Fiscal 2003, reflecting a decrease of $1.7 million and $0.1 million in the United States and Mexico, respectively, partially offset by an increase of $0.6 million in Canada. The decrease in Chaps domestic net revenues reflects a reduction of approximately $2.5 million in sales to military co-ops in the United States. Calvin Klein jeans net revenues decreased $28.9 million, or 33.3%, to $57.9 million for the First Quarter of Fiscal 2004, from $86.8 million for the First Quarter of Fiscal 2003 due primarily to a $28.8 million decrease in net revenues in the United States. The decrease in net revenues in the United States reflects a reduction in sales volume of approximately $32.1 million primarily attributable to the timing of sales to membership clubs, a planned reduction of sales to low margin off-price channels and a decline in department store sales. This reduction in net revenues in the United States was partially offset by better sales and markdown allowances of approximately $3.3 million. Mass sportswear licensing net revenues decreased $2.1 million, or 48.8%, to $2.2 million for the First Quarter of Fiscal 2004, from $4.3 million for the First Quarter of Fiscal 2003. This decrease was primarily due to the sale of the White Stag® trademark to Wal-Mart in 2003. The mass sportswear net revenues earned in the First Quarter of Fiscal 2004 included fees earned for design services related to White Stag of $1.2 million and royalty income from the sale of Catalina sportswear product by Wal-Mart of $1.0 million. In the First Quarter of Fiscal 2003, royalty income related to the White Stag and Catalina trademarks was approximately $4.3 million.

    Swimwear Group

Swimwear Group net revenues were as follows:

	First Quarter of Fiscal 2004	First Quarter of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$97,994	$101,713	$(3,719)	–3.7%
Designer swimwear (a)	56,239	45,647	10,592	23.2%
Online retail store	1,035	1,002	33	3.3%
Swimwear Group	$155,268	$148,362	$6,906	4.7%

(a)	Includes Catalina wholesale swimwear.

Swimwear net revenues increased $6.9 million, or 4.7%, to $155.3 million for the First Quarter of Fiscal 2004, from $148.4 million for the First Quarter of Fiscal 2003. Speedo net revenues decreased $3.7 million, or 3.7%, to $98.0 million for the First Quarter of Fiscal 2004, from $101.7 million for the First Quarter of Fiscal 2003. The decline in Speedo net revenues primarily reflects the timing of certain swimwear sales which took place in December 2003, resulting in a decrease of approximately $4 million in the First Quarter of Fiscal 2004 when compared to the First Quarter of Fiscal 2003. Designer Swimwear net revenues increased $10.6 million, or 23.2%, to $56.2 million for the First Quarter of Fiscal 2004 from $45.6 million for the First Quarter of Fiscal 2003, reflecting increased sales of Catalina swimwear to Wal-Mart, increases related to the expansion of product offerings to Target and increases related to the Company's Nautica line of swimwear which was introduced in the second half of fiscal 2003.

    Gross Profit

Gross profit was as follows:

	First Quarter of Fiscal 2004	% of Segment Net Revenues	First Quarter of Fiscal 2003	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$51,278	36.3%	$55,395	37.7%
Sportswear Group	29,479	30.5%	37,799	29.5%
Swimwear Group	60,740	39.1%	60,846	41.0%
Total Gross Profit	$141,497	36.0%	$154,040	36.4%

Gross profit decreased $12.5 million, or 8.14%, to $141.5 million (36.0% of net revenues) for the First Quarter of Fiscal 2004 from $154.0 million (36.4% of net revenues) for the First Quarter of Fiscal 2003 primarily reflecting lower sales volumes. Gross profit for the First Quarter of Fiscal 2004 includes approximately $5.4 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group gross profit decreased $4.1 million, or 7.4%, to $51.3 million for the First Quarter of Fiscal 2004 from $55.4 million for the First Quarter of Fiscal 2003. The decrease in gross profit primarily reflects the effect of lower sales volumes. Gross margin decreased from 37.7% for the First Quarter of Fiscal 2003 to 36.3% for the First Quarter of Fiscal 2004, reflecting inefficiencies related to production and sourcing primarily due to the decrease in sales volume, coupled with an increase of approximately $0.9 million in design and development costs primarily related to the Company's new Lejaby Rose and JLO by Jennifer Lopez brands.

Sportswear Group gross profit decreased $8.3 million, or 22.0%, to $29.5 million for the First Quarter of Fiscal 2004 from $37.8 million for the First Quarter of Fiscal 2003. Gross margin increased from 29.5% for the First Quarter of Fiscal 2003 to 30.5% for the First Quarter of Fiscal 2004. The decrease in gross profit reflects the effect of lower sales volumes. The increase in gross margin reflects favorable sourcing variances related primarily to the Calvin Klein jeans business and higher gross margins achieved in the Chaps business in Mexico as a result of an improved sales mix.

Swimwear Group gross profit decreased $0.1 million, or 0.2%, to $60.7 million for the First Quarter of Fiscal 2004 from $60.8 million for the First Quarter of Fiscal 2003. Gross margin decreased from 41.0% for the First Quarter of Fiscal 2003 to 39.1% for the First Quarter of Fiscal 2004. The decrease in gross profit and gross margin reflects the effect of competitive pricing, specifically at certain chain stores and membership clubs, partially offset by increased sales volumes and lower manufacturing costs due to efficiencies realized with the consolidation of certain manufacturing facilities in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased $0.8 million, or 0.8%, to $95.7 million (24.3% of net revenues) for the First Quarter of Fiscal 2004 from $96.4 million (22.8% of net revenues) for the First Quarter of Fiscal 2003. SG&A expenses for the First Quarter of Fiscal 2004 includes approximately $3.3 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar. Included in SG&A expenses in the First Quarter of Fiscal 2003 are certain legal and professional fees and employee related costs of approximately $1.3 million related to the Company's emergence from bankruptcy. Comparable expenses were not incurred in the First Quarter of Fiscal 2004. Stock-based compensation expenses recorded in SG&A expense increased $1.2 million from $0.2 million in the First Quarter of Fiscal 2003 to $1.4 million in the First Quarter of Fiscal 2004. The increase in stock-based compensation expenses recorded in SG&A expense was due to the Company's issuance of stock options and restricted shares beginning in March 2003 such that stock options and restricted stock awards were outstanding for a longer period in the First Quarter of Fiscal 2004 than in the First Quarter of Fiscal 2003.

Amortization of Sales Order Backlog

Results of operations in the First Quarter of Fiscal 2003 included $3.9 million of expenses related to the amortization of sales order backlog which were recorded in conjunction with the adoption of fresh start accounting on February 4, 2003. No comparable expenses were recorded in the First Quarter of Fiscal 2004.

Restructuring Items

    Continuing Operations

During the First Quarter of Fiscal 2004, the Company recorded restructuring charges of $2.3 million. The restructuring charges relate to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities and the sale of the Company's manufacturing facility in Honduras, as well as restructuring charges related to the February 2004 sale of the Company's San Luis, Mexico manufacturing facility. In connection with the sale of its manufacturing facility in Honduras, the Company entered into a production agreement with the buyer, pursuant to which the Company has guaranteed to certain suppliers the open purchase order obligations of the buyer. Such guarantees expire on July 1, 2004. The production agreement with the buyer allows the Company to set-off its payment obligations to the buyer against any payments the Company has made to a supplier pursuant to any guaranty in the event the buyer defaults on its payment obligations to the supplier. The amount of future payments that the Company could be obligated to make under the guarantees existing at April 3, 2004 was $0.6 million. The Company may incur additional guarantee obligations through July 1, 2004. The estimated fair value of the guarantee is not material to the Company's financial statements. In connection with the sale of its manufacturing facility in San Luis, Mexico, the Company sold certain property and machinery for $0.2 million.

    Discontinued Operations

During the First Quarter of Fiscal 2004, the Company recorded restructuring charges of $3.5 million related to the continuation of restructuring activities associated with the rationalization of its Warner's operations in Europe and its decision, in 2003, to close its remaining 44 Speedo Authentic Fitness retail stores located in the United States and Canada.

A summary of restructuring charges for both continuing and discontinued operations is as follows:

	For the Three Months Ended April 3, 2004			For the Period February 5, 2003 to April 5, 2003
	From Continuing Operations	From Discontinued Operations	Total	From Continuing Operations	From Discontinued Operations	Total
	(In thousands of dollars)
Employee termination costs (a)	$2,039	$471	$2,510	$—	$—	$—
Loss on disposal/write-down of property, plant and equipment	15	45	60	—	—	—
Inventory write-down (b)	—	305	305	—	—	—
Facility shutdown costs	269	30	299	19	—	19
Lease termination costs (c )	—	2,432	2,432	—	—	—
Legal and professional fees	—	168	168	—	—	—
Other	—	—	—	50	—	50
	$2,323	$3,451	$5,774	$69	$—	$69
Cash portion of restructuring items	$2,308	$3,101	$5,409	$69	$—	$69
Non-cash portion of restructuring items	$15	$350	$365	$—	$—	$—

(a)	Includes severance and other benefits of approximately $1.5 million payable to employees whose jobs were eliminated as part of the Company's 2003 restructuring initiatives as well as severance and other benefits of approximately $1.0 million related to employees at the Company's manufacturing facility in San Luis, Mexico which was sold during the First Quarter of Fiscal 2004.
(b)	Relates to the write-down to net realizable value of inventory of the 44 Speedo Authentic Fitness retail stores for which results of operations are included in loss from discontinued operations.
(c)	Relates to future operating lease commitments, net of possible future rental income that could be obtained from subleasing certain of the Speedo Authentic Fitness retail stores which had been closed as of April 3, 2004.

Changes in liabilities related to restructuring items are summarized below:

	Employee Termination Costs	Facility Shutdown Costs, Loss on Disposal / Asset Write-down Charges	Legal Fees	Lease Termination Costs	Total
	(in thousands of dollars)
Balance at January 3, 2004	$12,448	$1,362	$436	$—	$14,246
Charges for the First Quarter of Fiscal 2004	2,510	359	168	2,720	5,757
Cash reductions for the First Quarter of Fiscal 2004	(6,406)	(470)	(147)	(265)	(7,288)
Non-cash reductions and currency effects for the First Quarter of Fiscal 2004	(273)	(997)	(94)	—	(1,364)
Balance at April 3, 2004 (a)	$8,279	$254	$363	$2,455	$11,351

(a)	Of the total liability of $11.4 million, $8.0 million is recorded as part of accrued liabilities and $3.4 million is recorded as part of liabilities of discontinued operations in the consolidated condensed balance sheet as of April 3, 2004.

Reorganization Items

Reorganization items were $29.8 million for the period January 5, 2003 to February 4, 2003, reflecting the final settlement of bankruptcy claims and lease terminations of $10.1 million, employee retention and severance claims of $14.5 million, legal and professional fees of $4.5 million and other costs of $0.7 million. No comparable expenses were incurred in the First Quarter of Fiscal 2004.

    Operating Income

The following table presents operating income by group:

	First Quarter of Fiscal 2004	% of Net Revenues	First Quarter of Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$13,199	3.4%	$17,592	4.2%
Sportswear Group	12,337	3.1%	17,584	4.2%
Swimwear Group	36,900	9.4%	35,885	8.5%
Group operating income	62,436	15.9%	71,061	16.8%
Unallocated corporate expenses	(16,941)	–4.3%	(17,399)	–4.1%
Restructuring items	(2,323)	–0.6%	(69)	0.0%
Reorganization items	—	0.0%	(29,805)	–7.0%
Operating income	$43,172	11.0%	$23,788	5.6%

Operating income increased $19.4 million to $43.2 million for the First Quarter of Fiscal 2004 compared to $23.8 million for the First Quarter of Fiscal 2003, reflecting a decrease in restructuring and reorganization items of $27.6 million and a decrease in unallocated corporate expenses of $0.5 million partially offset by a decrease in group operating income of $8.6 million. Operating income for the First Quarter of Fiscal 2004 includes approximately $2.0 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

    Intimate Apparel Group

Intimate Apparel Group operating income (loss) was as follows:

	First Quarter of Fiscal 2004	% of Brand Net Revenues	First Quarter of Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Continuing:
Warner's/Olga/Body	$(2,923)	–8.8%	$3,039	6.9%
Calvin Klein underwear	12,023	16.3%	9,212	13.5%
Lejaby	4,497	14.1%	6,039	18.9%
Retail	(402)	–19.7%	(356)	–13.6%
Total continuing business units	13,195	9.3%	17,934	12.2%
Total discontinued and sold business units (a)	4	—	(342)	n/m
Intimate Apparel Group	$13,199	9.3%	$17,592	12.0%

(a)	Discontinued and sold business units, not included in loss from discontinued operations in the Company's consolidated condensed statement of operations, include GJM, Penhaligon's, Fruit of the Loom, Weight Watchers, IZKA and domestic outlet retail stores.

The Intimate Apparel Group's operating income decreased $4.4 million to $13.2 million (9.3% of net revenues) for the First Quarter of Fiscal 2004 compared to operating income of $17.6 million (12.0% of net revenues) for the First Quarter of Fiscal 2003. The decrease in operating income and operating margin is attributable to weakness in the Warner's/Olga/Body and Lejaby brands partially offset by strength in Calvin Klein underwear. The operating loss in Warner's/Olga/Body reflects the decline in Warner's/Olga/Body net revenues described above and an increase in SG&A expenses as a percentage of sales due primarily to the reduction in net revenues. SG&A expenses in Warner's/Olga/Body declined approximately $0.4 million due to cost cutting initiatives undertaken by management in the First Quarter of Fiscal 2004; however, as a percentage of net revenues, SG&A expenses increased from approximately 24.2% in the First Quarter of Fiscal 2003 to approximately 31.0% in the First Quarter of Fiscal 2004. A portion of the above mentioned percentage increase relates to costs of approximately $0.5 million associated with the Company's new line of JLO by Jennifer Lopez lingerie, which the Company expects to launch in the second half of fiscal 2004. Management is in the process of addressing product issues and developing and repositioning the Warner's/Olga/Body brands. The decrease in Lejaby operating income reflects relatively flat net revenues coupled with an increase in SG&A expenses. A portion of the increase in SG&A expenses relates to an increase of $0.6 million in marketing costs associated with a new European advertising campaign and the launch of Lejaby Rose. The increase in operating income and operating margin in Calvin Klein underwear reflects the growth in net revenues described above, the positive effect of a stronger euro and a decrease in SG&A expenses as a percentage of net revenues (from 24.2% in the First Quarter of Fiscal 2003 to 22.1% in the First Quarter of Fiscal 2004) due primarily to the Calvin Klein underwear net revenue growth described above.

    Sportswear Group

Sportswear Group operating income was as follows:

	First Quarter of Fiscal 2004	% of Brand Net Revenues	First Quarter of Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Chaps	$4,089	12.6%	$3,654	10.9%
Calvin Klein jeans	6,314	10.9%	10,043	11.6%
Calvin Klein accessories (a)	953	22.0%	552	15.3%
Mass sportswear licensing	981	44.5%	3,335	77.5%
Sportswear Group	$12,337	12.7%	$17,584	13.7%

(a)	The Calvin Klein accessories license expires on December 31, 2004.

Sportswear Group operating income decreased $5.3 million, or 29.8%, to $12.3 million (12.7% of net revenues) for the First Quarter of Fiscal 2004 compared to operating income of $17.6 million (13.7% of net revenues) for the First Quarter of Fiscal 2003, reflecting decreases in Calvin Klein jeans and mass sportswear licensing offset by increases in Chaps and Calvin Klein accessories. Chaps experienced a modest increase in operating income and operating margin despite a slight decrease in net revenues, primarily due to improved gross margins achieved in Mexico as a result of an improved sales mix and a slight increase in Chaps operating income in Canada due to the positive effects of a stronger Canadian dollar. The decrease in operating income in Calvin Klein jeans is due primarily to the decrease in Calvin Klein jeans net revenues described above. The decrease in operating margin in Calvin Klein jeans reflects an increase in SG&A expenses as a percentage of net revenues from 15.8% in the First Quarter of Fiscal 2003 to 17.8% in the First Quarter of Fiscal 2004, due primarily to the decrease in Calvin Klein jeans net revenues described above. The decrease in operating income of mass sportswear licensing is primarily attributable to the sale of the White Stag trademark in 2003, as discussed above.

    Swimwear Group

Swimwear Group operating income was as follows:

	First Quarter of Fiscal 2004	% of Brand Net Revenues	First Quarter of Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$22,907	23.4%	$24,655	24.2%
Designer	13,636	24.2%	10,850	23.8%
Speedo activewear	(138)	0.0%	—	0.0%
Ubertech	—	0.0%	(11)	0.0%
Online retail store	495	47.8%	391	39.0%
Swimwear Group	$36,900	23.8%	$35,885	24.2%

Swimwear Group operating income increased $1.0 million, or 2.8%, to $36.9 million (23.8% of net revenues) for the First Quarter of Fiscal 2004 compared to operating income of $35.9 million (24.2% of net revenues) for the First Quarter of Fiscal 2003 primarily reflecting a decrease of $0.1 million in gross profit offset by a decrease in SG&A expenses of $1.1 million. The decrease in SG&A expenses reflects reduced amortization expense of $2.8 million related to sales order backlog, partially offset by an increase in SG&A expenses of approximately $1.7 million reflecting expenses associated with the introduction of new Designer Swimwear lines, marketing activities in advance of the 2004 Olympic Games in Athens, Greece and the development of a new Speedo activewear line which the Company expects to launch in fiscal 2005.

    Reorganization Items—Gain on Cancellation of Debt and Fresh Start Adjustments

The First Quarter of Fiscal 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets and liabilities to fair value in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

    Other Income (Loss)

Other income (loss) for the First Quarter of Fiscal 2004 primarily reflects gains of $1.4 million on the current portion of inter company loans to foreign subsidiaries that are denominated in United States dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements and distributions. Other income (loss) for the First Quarter of Fiscal 2003 reflects realized losses on sales of marketable securities.

    Interest Expense, Net

Interest expense decreased $0.9 million, or 15.0%, to $5.2 million for the First Quarter of Fiscal 2004 from $6.1 million for the First Quarter of Fiscal 2003. Interest expense in the First Quarter of Fiscal 2004 included interest on the Company's 8 7/8% Senior Notes due 2013 ("Senior Notes") of $4.2 million net of interest income of approximately $0.4 million on the Swap Agreement (as described below), unused commitment fees and letters of credit charges of $0.5 million related to the Exit Financing Facility and deferred financing fees and other items of $0.6 million and $0.3 million, respectively. Interest income related primarily to cash balances on collateral accounts was $0.4 million in the First Quarter of Fiscal 2004. Interest expense for the First Quarter of Fiscal 2003 included approximately $1.1 million of interest for one month on foreign debt (repaid as part of the Company's emergence from bankruptcy), interest expense of $0.1 million related to the settlement of certain operating leases, interest on the New Warnaco Second Lien Notes due 2008 (the "Second Lien Notes") of $3.3 million, interest on the Exit Financing Facility of approximately $1.1 million and other interest, net, of approximately $0.5 million.

    Income Taxes

The provision for income taxes of $15.8 million for the First Quarter of Fiscal 2004 consists of an income tax expense of $9.0 million on domestic earnings and $6.8 million on foreign earnings. The income tax provision of $94.3 million for the First Quarter of Fiscal 2003 consists of a deferred income tax provision of $77.6 million related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start accounting, income tax expenses of $12.5 million on domestic earnings and income tax expenses of $4.3 million on foreign earnings.

During the First Quarter of Fiscal 2004, the Company decreased its valuation allowance by $6.3 million to $124.0 million as a result of the realization of a deferred tax asset. This decrease in the Company's valuation allowance has been recorded against goodwill. The Company has not provided any tax benefit for certain foreign losses incurred during the First Quarter of Fiscal 2004 and fiscal 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD income will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers will be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company believes that it will likely retain U.S. net operating loss carryforwards in the range of $160 million to $190 million, which can be used to reduce U.S. taxable income, if any, by approximately $23 million per year. The actual amount of U.S. consolidated net operating loss carryovers that the Company will claim for U.S. income tax reporting purposes will not be determined until the Company files its U.S. consolidated income tax return for Fiscal 2003. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

Capital Resources and Liquidity

    Financing Arrangements

    Senior Notes

On June 12, 2003, Warnaco Inc. ("Warnaco"), which is the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at a rate of 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company's Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at April 3, 2004. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7.1 million. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantor subsidiaries to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the First Quarter of Fiscal 2004.

    Interest Rate Swap Agreement

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") with respect to the Senior Notes for a total notional amount of $50 million. The Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (5.34% at April 3, 2004). As a result of the Swap Agreement, the weighted average effective interest rate of the Senior Notes was reduced to 8.03% as of April 3, 2004. The Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the Swap Agreement a fair value hedge of the changes in fair value of $50 million aggregate principal amount of the $210 million aggregate principal amount of Senior Notes outstanding. As of April 3, 2004, the fair value of the Swap Agreement was a gain of $0.8 million, which is offset by a corresponding loss on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the Swap Agreement match the provisions of the hedged debt.

    Exit Financing Facility

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into the Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowings from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.25% (5.25% at April 3, 2004) or at LIBOR plus 2.25% (approximately 3.48% at April 3, 2004). The Company purchases LIBOR contracts when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.25%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.25% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of April 3, 2004, the Company was in compliance with the covenants of the Exit Financing Facility. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of the domestic subsidiaries of Warnaco and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of April 3, 2004, the Company had repaid all amounts owing under the Exit Financing Facility, had not borrowed under the Exit Financing Facility in 2004 and had approximately $49.3 million of cash available as collateral against outstanding letters of credit of $59.3 million. At April 3, 2004, the Company had $223.9 million of credit available under the Exit Financing Facility.

On November 12, 2003, the Company's lenders approved an amendment to the Exit Financing Facility to modify certain definitions and covenants and to permit certain asset sales, permit the use of cash balances to fund acquisitions and allow the Company to repurchase up to $10 million of the Company's outstanding Senior Notes after June 30, 2004.

    Liquidity

At April 3, 2004, the Company had no borrowings outstanding under the Exit Financing Facility and had $49.3 million of cash available to collateralize $59.3 million of letters of credit outstanding.

At April 3, 2004, the Company's total debt was $211.8 million (including $0.8 million of unrealized loss on the underlying debt attributable to the Company's outstanding Swap Agreement) compared to $211.1 million at January 3, 2004. Cash at April 3, 2004 had increased $15.5 million to $69.0 million from $53.5 million at January 3, 2004.

At April 3, 2004, the Company had working capital of $418.5 million, including $69.0 million of cash.

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

    Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the First Quarter of Fiscal 2004 and the First Quarter of Fiscal 2003.

	First Quarter of Fiscal 2004	First Quarter of Fiscal 2003
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$5,657	$(30,139)
Discontinued operations	(2,643)	(6,964)
Net cash provided by (used in) investing activities:
Continuing operations	15,448	(3,180)
Discontinued operations	—	(274)
Net cash provided by (used in) financing activities:
Continuing operations	804	(47,348)
Discontinued operations	—	—
Translation adjustments	(3,760)	299
Increase (decrease) in cash	$15,506	$(87,606)

For the First Quarter of Fiscal 2004, cash provided by operating activities from continuing operations was $5.7 million compared to cash used in operating activities from continuing operations of $30.2 million in the First Quarter of Fiscal 2003. Cash provided by operating activities in the First Quarter of Fiscal 2004 reflects improved operating income and improvements in accounts receivable and inventory management, partially offset by the seasonal reduction in accounts payable primarily related to the purchase of swimwear inventory.

For the First Quarter of Fiscal 2004, cash provided by investing activities from continuing operations was $15.5 million compared to cash used in investing activities from continuing operations of $3.2 million in the First Quarter of Fiscal 2003. Cash provided by investing activities in the First Quarter of Fiscal 2004 primarily reflects proceeds from the sale of the assets of the ABS business unit of $14.8 million, collection of notes receivable related to asset sales of $0.9 million, proceeds from the disposal of certain assets of $1.2 million and proceeds from one of the Company's landlords for the reimbursement of certain costs for leasehold improvements of $1.1 million partially offset by capital expenditures of $2.6 million. Cash used in investing activities for the First Quarter of Fiscal 2003 primarily includes capital expenditures of $3.2 million.

Cash provided by financing activities in the First Quarter of Fiscal 2004 reflects proceeds from the exercise by certain employees of stock options of $1.5 million partially offset by the repayments of capital lease obligations of $0.1 million and the payment of deferred financing fees of $0.6 million. Cash used in financing activities in the First Quarter of Fiscal 2003 primarily reflects the payment of $106.1 million to the pre-petition lenders as part of the Company's bankruptcy settlement and lease-related debt repayments of $2.2 million partially offset by borrowings of $61.0 million under the Exit Financing Facility.

Cash flows from discontinued operations primarily reflect losses incurred by the ABS business unit, the Company's Warner's operations in Europe and the Company's 44 remaining Speedo Authentic Fitness retail stores.

As of April 3, 2004 the Company had approximately $49.3 million of cash available as collateral against outstanding letters of credit of $59.3 million and had approximately $223.9 million of credit available under its Exit Financing Facility.

    Off-Balance Sheet Arrangements

The Company is not engaged in any off-balance sheet arrangements through unconsolidated limited purpose entities.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934, as amended, Rule 175 of the Securities Act of 1933, as amended, and relevant legal decisions. The forward-looking statements reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including general economic conditions affecting the apparel industry, changing fashion trends, pricing pressures which may cause the Company to lower its prices, increases in the prices of raw materials the Company uses, changing international trade regulation and elimination of quotas on imports of textiles and apparel, the Company's history of losses, the Company's ability to protect its intellectual property rights, the Company's dependency on a limited number of customers, the Company's dependency on the reputation of its brand names, the Company's exposure to conditions in overseas markets, the competition in the Company's markets, the comparability of financial statements for periods before and after the Company's adoption of fresh start accounting, the Company's history of insufficient disclosure controls and procedures and internal controls and restated financial statements, the Company's future plans concerning guidance regarding its results of operations, the effect of the settlement with the SEC, the effect of local laws and regulations, shortages of supply of sourced goods or interruptions in the Company's manufacturing, the Company's level of debt, the Company's ability to obtain additional financing, the restrictions on the Company's operations imposed by its revolving credit facility and the indenture governing the Senior Notes and the Company's ability to service its debt. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of its stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. During the First Quarter of Fiscal 2004, the Company did not have any borrowings outstanding under the Exit Financing Facility. However, the Company is exposed to interest rate risk on its outstanding $50.0 million Swap Agreement. The variable interest rate portion of the Company's outstanding Swap Agreement is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical adverse change in interest rates of 100 basis points as of January 4, 2004 (i.e., an increase from the Company's actual interest rate of 5.34% at April 3, 2004 to 6.34%) would have resulted in an increase in interest expense of approximately $0.1 million for the First Quarter of Fiscal 2004. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Senior Notes, as the interest rate on the Senior Notes is fixed at 8 7/8% per annum.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Canadian dollar, Mexican peso, British pound and the euro.

Item 4.    Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company's management, led by the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 16—"Legal Matters."

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*

Exhibit No.	Description of Exhibit
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

* Previously filed.
† Filed herewith.

(b) Reports on Form 8-K

On January 7, 2004, the Company filed a Current Report on Form 8-K dated January 7, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing the unexpected death of its Non-Executive Chairman, Stuart D. Buchalter, on January 6, 2004. In addition, the Form 8-K reported that the Company issued a press release announcing that Robert A. Bowman had been elected to its Board of Directors, filling a vacancy created by the resignation of Antonio C. Alvarez II on January 5, 2004.

On March 3, 2004, the Company filed a Current Report on Form 8-K dated March 2, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing that Charles R. Perrin had been elected Non-Executive Chairman of the Company's Board of Directors.

On March 8, 2004, the Company furnished a Current Report on Form 8-K dated March 8, 2004. The Form 8-K reported at Item 12 that the Company issued a press release announcing fourth quarter and fiscal year 2003 results.

On March 26, 2004, the Company filed a Current Report on Form 8-K dated March 26, 2004. The Form 8-K reported at Item 5 a clarification with respect to certain disclosure contained under Item 3. Legal Proceedings and Note 26 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended January 3, 2004 (filed by the Company on March 18, 2004) regarding the status of the Securities and Exchange Commission's investigation with respect to the Company.

On April 6, 2004, the Company filed a Current Report on Form 8-K dated April 6, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing that Cheryl N. Turpin had been elected to its Board of Directors, increasing the current number of Directors to seven.

On April 22, 2004, the Company filed a Current Report on Form 8-K dated April 22, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing that it had named Frank Tworecke Group President, Sportswear.

On May 12, 2004, the Company furnished a Current Report on Form 8-K dated May 12, 2004. The Form 8-K reported at Item 12 that the Company issued a press release announcing results for the first quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: May 12, 2004	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer

Date: May 12, 2004	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Senior Vice President and Chief Financial Officer