Form 10-Q
period 2004-07-03
WARNACO GROUP INC /DE/
filed 2004-08-06
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004
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

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of August 2, 2004 is as follows: 45,985,639.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004

		PAGE NUMBER
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of July 3, 2004 and January 3, 2004	1
	Consolidated Condensed Statements of Operations for the Three Months Ended July 3, 2004, for the Three Months Ended July 5, 2003 (as Restated), for the Six Months Ended July 3, 2004, for the Period February 5, 2003 to July 5, 2003 (as Restated) and for the Period January 5, 2003 to February 4, 2003	2
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 3, 2004, for the Period February 5, 2003 to July 5, 2003 (as Restated) and for the Period January 5, 2003 to February 4, 2003	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Submission of Matters to a Vote of Security Holders	57
Item 5.	Other Information	57
Item 6.	Exhibits and Reports on Form 8-K	57
SIGNATURES		60

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)

	July 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,690	$53,457
Accounts receivable, less reserves of $49,373 and $57,436 as of July 3, 2004 and January 3, 2004, respectively	205,292	209,491
Inventories	228,314	279,839
Prepaid expenses and other current assets	58,339	52,276
Assets of discontinued operations	5,909	27,125
Deferred income taxes	9,011	9,670
Total current assets	669,555	631,858
Property, plant and equipment, net	89,333	96,865
Other assets:
Licenses, trademarks and other intangible assets, net	269,734	271,523
Deferred financing costs, net	12,283	12,837
Notes receivable	14,324	15,895
Deferred income taxes	1,516	1,516
Other assets	5,809	5,419
Goodwill	40,432	47,929
Total other assets	344,098	355,119
Total assets	$1,102,986	$1,083,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$111,012	$96,074
Accrued liabilities	76,518	95,767
Accrued pension obligations	11,340	18,710
Liabilities of discontinued operations	2,908	7,440
Accrued income taxes payable	29,415	21,048
Total current liabilities	231,193	239,039
Long-term debt	210,913	211,132
Deferred income taxes	58,649	58,946
Other long-term liabilities	55,675	52,064
Commitments and contingencies: (See Notes 3, 4, 6, 12 and 16)
Stockholders' equity
Preferred stock: (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 45,370,712 and 45,188,683 issued as of July 3, 2004 and January 3, 2004, respectively	454	452
Additional paid-in capital	515,051	509,117
Accumulated other comprehensive income	4,639	11,591
Retained earnings	26,552	1,886
Treasury stock, at cost, 8,278 and 22,766 shares as of July 3, 2004 and January 3, 2004, respectively	(140)	(385)
Total stockholders' equity	546,556	522,661
Total liabilities and stockholders' equity	$1,102,986	$1,083,842

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor
	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003
		(As Restated) (See Note 18)
Net revenues	$332,077	$319,318
Cost of goods sold	228,645	228,991
Gross profit	103,432	90,327
Selling, general and administrative expenses	89,169	88,433
Pension expense	329	—
Amortization of sales order backlog	—	5,902
Restructuring items	1,140	6,024
Operating income (loss)	12,794	(10,032)
Other income	495	1,363
Interest expense, net	4,985	5,457
Income (loss) from continuing operations before provision (benefit) for income taxes	8,304	(14,126)
Provision (benefit) for income taxes	3,874	(6,393)
Income (loss) from continuing operations	4,430	(7,733)
Income (loss) from discontinued operations, net of income taxes	12	(1,297)
Net income (loss)	$4,442	$(9,030)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.10	$(0.17)
Income (loss) from discontinued operations	—	(0.03)
Net income (loss)	$0.10	$(0.20)
Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	45,370,712	45,010,024
Diluted	46,623,704	45,010,024

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003
		(As Restated) (See Note 18)
Net revenues	$725,330	$632,667	$110,120
Cost of goods sold	480,401	431,137	67,283
Gross profit	244,929	201,530	42,837
Selling, general and administrative expenses	184,840	152,791	32,156
Pension expense	660	—	—
Amortization of sales order backlog	—	9,835	—
Restructuring items	3,463	6,024	—
Reorganization items	—	—	29,805
Operating income (loss)	55,966	32,880	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Other (income) loss	(1,961)	(1,328)	359
Interest expense, net	10,150	9,779	1,751
Income from continuing operations before provision for income taxes	47,777	24,429	2,437,188
Provision for income taxes	19,645	9,787	78,150
Income from continuing operations	28,132	14,642	2,359,038
Loss from discontinued operations, net of income taxes	(3,466)	(1,411)	(501)
Net income	$24,666	$13,231	$2,358,537
Basic income per common share:
Income from continuing operations	$0.62	$0.32	$44.52
Loss from discontinued operations	(0.08)	(0.03)	(0.01)
Net income	$0.54	$0.29	$44.51
Diluted income per common share:
Income from continuing operations	$0.61	$0.32	$44.52
Loss from discontinued operations	(0.08)	(0.03)	(0.01)
Net income	$0.53	$0.29	$44.51
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,294,544	45,005,897	52,989,965
Diluted	46,277,772	45,153,925	52,989,965

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003
		(As Restated) (See Note 18)
Cash flows from operating activities:
Net income	$24,666	$13,231	$2,358,537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	3,466	1,411	501
Depreciation and amortization	15,043	25,936	4,321
Non-cash restructuring items	238	50	—
Stock compensation	3,134	2,373	8
Amortization of deferred financing costs	1,134	686	463
Gain on sale of assets	(393)	—	—
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Provision for receivable allowances	66,183	70,546	8,323
Provision for inventory reserves	15,645	11,748	3,456
Provision for deferred income taxes	—	—	77,584
Foreign exchange gain	(1,638)	—	—
Non-cash reorganization items	—	—	15,561
Change in operating assets and liabilities:
Accounts receivable	(61,984)	(63,723)	(14,550)
Inventories	35,880	49,809	(28,254)
Prepaid expenses and other assets	(13,108)	6,933	(6,640)
Accounts payable, accrued expenses and other liabilities	(10,407)	(18,580)	14,567
Accrued income taxes	18,982	(3,283)	274
Net cash provided by (used in) operating activities from continuing operations	96,841	97,137	(24,271)
Net cash used in operating activities from discontinued operations	(4,185)	(7,941)	(655)
Net cash provided by (used in) operating activities	92,656	89,196	(24,926)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	4,343	142	—
Purchase of property, plant and equipment	(7,500)	(6,034)	(643)
Landlord reimbursements	5,283	—	—
Proceeds from sale of business unit	15,179	—	—
Net cash provided by (used in) investing activities from continuing operations	17,305	(5,892)	(643)
Net cash used in investing activities from discontinued operations	—	(317)	(102)
Net cash provided by (used in) investing activities	17,305	(6,209)	(745)
Cash flows from financing activities:
Repayments of GECC debt		(3,430)	(715)
Repayments of capital lease obligations	(219)	(94)	—
Repayments of Second Lien Notes	—	(200,942)	—
Payment of deferred financing costs	(580)	(8,321)	—
Proceeds from the issuance of Senior Notes due 2013	—	210,000	—
Borrowings (repayments) under revolving credit facility	—	(39,200)	39,200
Proceeds from the exercise of employee stock options	2,443	—	—
Repayments of pre-petition debt	—	—	(106,112)
Net cash provided by (used in) financing activities	1,644	(41,987)	(67,627)
Translation adjustments	(2,372)	4,219	(21)
Increase (decrease) in cash and cash equivalents	109,233	45,219	(93,319)
Cash and cash equivalents, excluding restricted cash, at beginning of period	53,457	20,706	114,025
Cash and cash equivalents, excluding restricted cash, at end of period	$162,690	$65,925	$20,706

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

Organization:    The Warnaco Group, Inc. ("Warnaco Group" and, collectively with its subsidiaries, the "Company") was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ("Warnaco"). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. §§101-1330, as amended, effective February 4, 2003 (the "Effective Date").

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

Cash and Cash Equivalents:    Cash and cash equivalents include cash in banks, demand deposits and investments in short-term marketable securities with maturities of 90 days or less.

Periods Covered:     The period April 4, 2004 to July 3, 2004 (the "Three Months Ended July 3, 2004") and the period January 4, 2004 to July 3, 2004 (the "Six Months Ended July 3, 2004") contained thirteen weeks and twenty-six weeks, respectively, of operations of the Successor. The period April 6, 2003 to July 5, 2003 (the "Three Months Ended July 5, 2003") and the period February 5, 2003 to July 5, 2003 contained thirteen weeks and twenty-two weeks, respectively, of operations of the Successor. The period January 5, 2003 to February 4, 2003 contained four weeks of operations of the Predecessor.

Restatement:    As previously disclosed, the Company restated its consolidated condensed statements of operations for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of fiscal 2003 to reflect amortization expense related to the change in classification of the Calvin Klein® jeans license from an indefinite lived intangible asset to a finite lived intangible asset. The effect of the restatement was to increase amortization expense (which consequently decreased net income or increased net loss) by $378 ($0.01 per share), $945 ($0.02 per share), $567 ($0.01 per share) and $567 ($0.01 per share) for the period February 5, 2003 to April 5, 2003, for the period February 5, 2003 to July 5, 2003 and for the second and third quarters of fiscal 2003, respectively. See Note 18 in this Quarterly Report on Form 10-Q and Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Reclassifications:    Certain prior period items have been reclassified to conform to the current period presentation, including the reclassifications necessary to account for the Company's discontinued operations.

Note 2—Stock-Based Compensation

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes model to calculate the fair value of stock option awards at the time the awards are granted. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, including the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its estimate of the expected life of a stock option of five years upon the vesting period and the option term of ten years for outstanding and issued options. The Company's risk-free rate of return assumption for options granted in 2003 and during the Six Months Ended July 3, 2004 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant.

During the Six Months Ended July 3, 2004, the Company granted, net of cancellations, 1,015,700 stock options and 170,950 shares of restricted stock to employees pursuant to the Company's 2003 Stock Incentive Plan. Each of these equity awards will vest annually with respect to 1/3 of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on each date. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Predecessor
For the Period January 5, 2003 to February 4, 2003
Net income as reported	$2,358,537
Add: Stock-based employee compensation cost included in reported net income, net of related income tax effects	8
Less: Stock-based employee compensation cost, net of income tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(252)
Net income — pro forma	$2,358,293
Income per share:
Basic and diluted — as reported	$44.51
Basic and diluted — pro forma	$44.50
Weighted average number of shares outstanding:
Basic and diluted	52,989,965

Stock-based compensation expense for periods presented after February 4, 2003 was as follows:

	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003
Stock-based compensation expense before income taxes:
Stock options	$1,135	$1,275	$1,955	$1,405
Restricted stock grants	635	879	1,179	968
Total	1,770	2,154	3,134	2,373
Income tax benefit:
Stock options	465	523	802	576
Restricted stock grants	260	360	483	397
Total	725	883	1,285	973
Stock-based compensation expense after income taxes:
Stock options	670	752	1,153	829
Restricted stock grants	375	519	696	571
Total	$1,045	$1,271	$1,849	$1,400

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The fair values of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003
Risk free rate of return	3.74%	2.55%	3.36%	2.55%
Dividend yield (a)	—	—	—	—
Expected volatility of the market price of the Company's common stock	35.0%	35.0%	35.0%	35.0%
Expected option life	5 years	5 years	5 years	5 years

(a)	The Company is restricted from paying dividends under the terms of its $275,000 Senior Secured Revolving Credit Facility (the "Exit Financing Facility") and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (the "Senior Notes"). The dividend restrictions under the terms of the Exit Financing Facility were modified on August 1, 2004. See Note 12.

The Predecessor did not grant any stock-based compensation or stock options during the period January 5, 2003 to February 4, 2003.

Note 3—Discontinued Operations

A description of discontinued operations is presented below:

Sale of ABS:    In November 2003, the Company entered into an agreement to sell the assets of its A.B.S. by Allen Schwartz® ("ABS") business unit. The sale of the ABS business unit was finalized on January 30, 2004. The sale price was $15,368 in cash plus the assumption of $2,000 in liabilities. In the fourth quarter of 2003, the Company recorded a loss related to the sale of its ABS business unit of $3,143 which was included in loss from discontinued operations. The loss included an impairment charge of $3,019, before income taxes, related to the write-down of the ABS trademark to net realizable value. Cash proceeds from the sale, net of related expenses, were $15,179.

Closure of 44 Speedo Authentic Fitness Retail Stores:    During the fourth quarter of 2003, the Company announced its intention to close its 44 remaining Speedo Authentic Fitness® retail stores. As of July 3, 2004, the Company had ceased all operations related to its 44 stores. During the Six Months Ended July 3, 2004, the Company recorded restructuring charges of $2,314 related to future operating lease commitments and landlord settlements, net of possible sublease rental income. See Note 4.

Rationalization of Warner's Europe Operations:    During the fourth quarter of 2003, the Company announced its plan to exit its Warner's® business in Europe. On May 21, 2004, the Company entered into a licensing agreement for its Warner's business in Europe. According to the terms of the agreement, the licensee is not required to pay minimum royalties until fiscal 2007.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Summarized operating results for the discontinued operations are as follows:

	Successor
	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003
Net revenues	$1,952	$17,080
Loss before provision for income taxes	(52)	(1,297)
Provision (benefit) for income taxes	(64)	—
Income (loss) from discontinued operations	$12	$(1,297)

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003
Net revenues	$13,228	$30,524	$5,994
Loss before provision (benefit) for income taxes	(5,783)	(1,407)	(501)
Provision (benefit) for income taxes	(2,317)	4	—
Loss from discontinued operations	$(3,466)	$(1,411)	$(501)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	July 3, 2004 (a)	January 3, 2004 (b)
Accounts receivable, net	$1,099	$4,103
Inventories	1,946	7,808
Prepaid expenses and other current assets	781	1,284
Property, plant and equipment, net	874	2,563
Intangible and other assets	1,209	11,367
Assets of discontinued operations	$5,909	$27,125
Accounts payable	$175	$2,333
Accrued liabilities	2,733	5,107
Liabilities of discontinued operations	$2,908	$7,440

(a)	Assets and liabilities at July 3, 2004 relate to the Warner's business in Europe and the Speedo Authentic Fitness retail stores.

(b)	Assets and liabilities at January 3, 2004 relate to the Warner's business in Europe, the Speedo Authentic Fitness retail stores and the ABS business unit.

Note 4—Restructuring Items

Continuing Operations:    During the Three Months Ended July 3, 2004 and the Six Months Ended July 3, 2004, the Company recorded restructuring charges in continuing operations of $1,140 and $3,463, respectively. During the Three Months Ended July 5, 2003 and for the period February 5, 2003 to July 5, 2003, the Company recorded restructuring charges in continuing operations of $6,024.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The restructuring charges related to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities, the January 2004 sale of the Company's manufacturing facility in Honduras and the February 2004 sale of the Company's San Luis, Mexico manufacturing facility. In connection with the sale of its manufacturing facility in Honduras, the Company entered into a production agreement with the buyer, pursuant to which the Company guaranteed open purchase order obligations to certain suppliers of the buyer. The Company's obligation to enter into such guarantees expired on July 1, 2004 but may, under certain circumstances, be extended by the Company. The production agreement with the buyer allows the Company to set-off its payment obligations to the buyer against any payments the Company has made to a supplier pursuant to the related guaranty in the event the buyer defaults on its payment obligations to the supplier. The amount of future payments that the Company could be obligated to make under the guaranties existing at July 3, 2004 was $3,092. The estimated fair value of the guaranties was not material to the Company's financial statements at July 3, 2004.

Discontinued Operations:    During the Three Months Ended July 3, 2004 and the Six Months Ended July 3, 2004, the Company recorded, as a component of income (loss) from discontinued operations, a net restructuring gain of $120 and restructuring charges of $3,331, respectively, related to the continuation of restructuring activities associated with the rationalization of its Warner's operations in Europe and its decision, in 2003, to close its remaining 44 Speedo Authentic Fitness retail stores located in the United States and Canada. The net gain of $120 for the Three Months Ended July 3, 2004 is comprised of restructuring expenses of $342 offset by reductions of $389 and $73 related to better than anticipated lease termination settlements with landlords and a higher than expected realization on the disposition of inventory, respectively. During the Three Months Ended July 5, 2003 and for the period February 5, 2003 to July 5, 2003, the Company recorded, as a component of income (loss) from discontinued operations, restructuring charges of $116.

Summaries of restructuring charges for both continuing operations and discontinued operations (included in income (loss) from discontinued operations (See Note 3)) are as follows:

	For the Three Months Ended July 3, 2004			For the Three Months Ended July 5, 2003
	From Continuing Operations	From Discontinued Operations	Total	From Continuing Operations	From Discontinued Operations	Total
Employee termination costs (a)	$491	$12	$503	$—	$—	$—
Loss (gain) on disposal/write-down of property, plant and equipment	(19)	—	(19)	—	—	—
Inventory write-down	—	(73)	(73)	—	—	—
Facility shutdown costs	521	46	567	3,474	116	3,590
Lease and contract termination costs (b)	119	(118)	1	2,500	—	2,500
Legal and professional fees	28	13	41	—	—	—
Other	—	—	—	50	—	50
	$1,140	$(120)	$1,020	$6,024	$116	$6,140
Cash portion of restructuring items	$917	$(47)	$870	$5,974	$—	$5,974
Non-cash portion of restructuring items	$223	$(73)	$150	$50	$116	$166

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Six Months Ended July 3, 2004			For the Period February 5, 2003 to July 5, 2003
	From Continuing Operations	From Discontinued Operations	Total	From Continuing Operations	From Discontinued Operations	Total
Employee termination costs (a)	$2,530	$483	$3,013	$—	$—	$—
Loss (gain) on disposal/write-down of property, plant and equipment	(4)	45	41	—	—	—
Inventory write-down	—	232	232	—	—	—
Facility shutdown costs	790	76	866	3,474	116	3,590
Lease and contract termination costs (b)	119	2,314	2,433	2,500	—	2,500
Legal and professional fees	28	181	209	—	—
Other	—	—	—	50	—	50
	$3,463	$3,331	$6,794	$6,024	$116	$6,140
Cash portion of restructuring items	$3,225	$3,054	$6,279	$5,974	$—	$5,974
Non-cash portion of restructuring items	$238	$277	$515	$50	$116	$166

(a)	For the Six Months Ended July 3, 2004, includes severance and other benefits of approximately $1,538 related to continuing operations and $483 related to discontinued operations payable to employees whose jobs were eliminated as part of the Company's 2003 restructuring initiatives and severance and other benefits of approximately $992 related to continuing operations payable to employees at the Company's San Luis manufacturing facility in Mexico (which was sold during the first quarter of fiscal 2004).

(b)	For the Three Months ended July 3, 2004 and the Six Months Ended July 3, 2004, primarily relates to future operating lease commitments and landlord settlements, net of estimated sublease rental income, of the Speedo Authentic Fitness retail stores that had ceased operating as of July 3, 2004. For the Three Months Ended July 5, 2003 and period February 5, 2003 to July 5, 2003, relates to an amount paid to terminate a third-party distribution agreement.

Changes in liabilities related to restructuring items for continuing and discontinued operations are summarized below:

	Employee Termination Costs	Facility Shutdown Costs, Loss on Disposal / Asset Write-down Charges	Legal Fees	Lease and Contract Termination Costs	Total
Balance at January 3, 2004	$12,448	$1,362	$436	$—	$14,246
Charges for the Six Months Ended July 3, 2004	3,013	866	209	2,832	6,920
Cash reductions for the Six Months Ended July 3, 2004	(10,338)	(1,075)	(293)	(1,408)	(13,114)
Non-cash reductions and currency effects for the Six Months Ended July 3, 2004	(339)	(979)	(97)	(2)	(1,417)
Balance at July 3, 2004 (a)	$4,784	$174	$255	$1,422	$6,635

(a)	Of the balance at July 3, 2004, $4,810 is recorded as part of accrued liabilities and $1,825 is

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

recorded as part of liabilities of discontinued operations in the consolidated condensed balance sheet. The Company expects that substantially all of the liabilities related to restructuring items will be paid by the end of 2004.

Severance benefits relate to 689 employees (480 continuing operations) whose jobs were eliminated as part of the Company's restructuring efforts.

Note 5—Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, JLO by Jennifer Lopez®, Calvin Klein, Lejaby® and Rasurel® brand names. The Intimate Apparel Group also currently operates over 50 Calvin Klein underwear retail stores worldwide (consisting of approximately 40 stores directly operated by the Company and approximately ten stores operated under sublicenses or distributorship agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps® brands.

The Swimwear Group designs, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors and Calvin Klein brand names.

Information by business group, excluding discontinued operations, is set forth below. The Company has provided depreciation and amortization, restructuring items related to continuing operations and capital expenditures in the following table for informational purposes.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassifications necessary to account for the Company's discontinued operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate/ Other Items	Total
Successor
For the Three Months Ended July 3, 2004
Net revenues	$128,367	$91,564	$112,146	$332,077	$—	$332,077
Operating income (loss)	8,284	8,171	15,171	31,626	(18,832)	12,794
Depreciation and amortization	1,750	1,327	986	4,063	3,395	7,458
Restructuring items	—	—	—	—	1,140	1,140
Capital expenditures	2,188	1,142	159	3,489	3,346	6,835
For the Six Months Ended July 3, 2004
Net revenues	$269,549	$188,367	$267,414	$725,330	$—	$725,330
Operating income (loss)	21,483	20,508	52,071	94,062	(38,096)	55,966
Depreciation and amortization	3,637	2,755	1,861	8,253	6,790	15,043
Restructuring items	—	—	—	—	3,463	3,463
Capital expenditures	2,974	1,254	654	4,882	4,528	9,410
For the Three Months Ended July 5, 2003
Net revenues	$131,453	$82,883	$104,982	$319,318	$—	$319,318
Operating income (loss)	10,130	(5,375)	10,025	14,780	(24,812)	(10,032)
Depreciation and amortization	4,867	3,229	5,033	13,129	3,046	16,175
Restructuring items	—	—	—	—	6,024	6,024
Capital expenditures	1,674	280	811	2,765	672	3,437
For the Period February 5, 2003 to July 5, 2003
Net revenues	$242,957	$173,346	$216,364	$632,667	$—	$632,667
Operating income (loss)	25,418	6,667	38,141	70,226	(37,346)	32,880
Depreciation and amortization	6,740	4,626	8,602	19,968	5,968	25,936
Restructuring items	—	—	—	—	6,024	6,024
Capital expenditures	3,291	442	1,306	5,039	995	6,034

Predecessor
For the Period January 5, 2003 to February 4, 2003
Net revenues	$35,306	$37,834	$36,980	$110,120	$—	$110,120
Operating income (loss)	2,304	5,542	8,975	16,821	(35,945)	(19,124)
Depreciation and amortization	1,102	939	495	2,536	1,785	4,321
Reorganization items	—	—	—	—	29,805	29,805
Capital expenditures	149	202	10	361	282	643
Total Assets:
July 3, 2004	$290,863	$235,435	$222,894	$749,192	$353,794	$1,102,986
January 3, 2004	300,634	244,676	292,184	837,494	246,348	1,083,842
Property, Plant and Equipment:
July 3, 2004	$13,453	$13,600	$15,835	$42,888	$46,445	$89,333
January 3, 2004	16,993	14,166	20,942	52,101	44,764	96,865
Goodwill:
July 3, 2004	$18,841	$8,935	$12,656	$40,432	$—	$40,432
January 3, 2004	22,335	10,592	15,002	47,929	—	47,929

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

	Successor
	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003
Unallocated corporate expenses	$14,297	$15,742
Restructuring items	1,140	6,024
Depreciation and amortization of corporate assets	3,395	3,046
Corporate/other expenses	$18,832	$24,812

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003

Unallocated corporate expenses	$27,843	$25,354	$4,355
Reorganization items	—	—	29,805
Restructuring items	3,463	6,024	—
Depreciation and amortization of corporate assets	6,790	5,968	1,785
Corporate/other expenses	$38,096	$37,346	$35,945

A reconciliation of Group operating income to total income (loss) from continuing operations before provision (benefit) for income taxes is as follows:

	Successor
	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003

Group operating income	$31,626	$14,780
Corporate/other items	(18,832)	(24,812)
Operating income (loss)	12,794	(10,032)
Other income	(495)	(1,363)
Interest expense, net	4,985	5,457
Income (loss) from continuing operations before provision (benefit) for income taxes	$8,304	$(14,126)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003

Group operating income	$94,062	$70,226	$16,821
Corporate/other items	(38,096)	(37,346)	(35,945)
Operating income (loss)	55,966	32,880	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Other (income) loss	(1,961)	(1,328)	359
Interest expense, net	10,150	9,779	1,751
Income from continuing operations before provision for income taxes	$47,777	$24,429	$2,437,188

Geographic Information:    Net revenues summarized by geographic location are as follows:

	Successor
	For the Three Months Ended July 3, 2004	% of Net Revenues	For the Three Months Ended July 5, 2003	% of Net Revenues
Net Revenues:
United States	$243,014	73.2%	$237,356	74.3%
Canada	21,154	6.4%	22,845	7.2%
Europe	54,229	16.3%	48,929	15.3%
Mexico	8,098	2.4%	5,013	1.6%
Asia	5,582	1.7%	5,175	1.6%
	$332,077	100.0%	$319,318	100.0%

	Successor				Predecessor
	For the Six Months Ended July 3, 2004	% of Net Revenues	For the Period February 5, 2003 to July 5, 2003	% of Net Revenues	For the Period January 5, 2003 to February 4, 2003	% of Net Revenues
Net revenues:
United States	$534,852	73.7%	$484,239	76.5%	$82,821	75.2%
Canada	44,748	6.2%	39,778	6.3%	5,815	5.3%
Europe	118,635	16.4%	89,583	14.2%	17,848	16.2%
Mexico	14,912	2.0%	8,880	1.4%	1,849	1.7%
Asia	12,183	1.7%	10,187	1.6%	1,787	1.6%
	$725,330	100.0%	$632,667	100.0%	$110,120	100.0%

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information about Major Customer:   TJX Companies, Inc. accounted for 11.5% of the Company's net revenues for the Three Months Ended July 3, 2004. For the Six Months Ended July 3, 2004, the Three Months Ended July 5, 2003, the period February 5, 2003 to July 5, 2003 and the period January 5, 2003 to February 4, 2003, Wal-Mart Stores Inc. accounted for 10.7%, 10.9%, 12.0% and 16.1% of the Company's net revenues, respectively. No other single customer accounted for 10% or more of the Company's net revenues for the above-mentioned periods.

Note 6—Income Taxes

Successor Company

The provision for income taxes of $3,874 for the Three Months Ended July 3, 2004 consists of an income tax expense of $379 on domestic earnings and $3,495 on foreign earnings. The provision for income taxes of $19,645 for the Six Months Ended July 3, 2004 consists of an income tax expense of $9,334 on domestic earnings and $10,311 on foreign earnings. The income tax benefit of $6,393 for the Three Months Ended July 5, 2003 consists of an income tax benefit of $9,655 on domestic losses partially offset by an income tax expense of $3,262 on foreign earnings. The provision for income taxes of $9,787 for the period February 5, 2003 to July 5, 2003 consists of an income tax expense of $2,800 on domestic earnings and $6,987 on foreign earnings.

The Company has not provided for any tax benefit for certain foreign losses incurred during the Three Months Ended July 3, 2004 and the Three Months Ended July 5, 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

During the Three Months Ended July 5, 2003, the Company increased its valuation allowance by $33,448 and reduced its deferred tax asset by $5,717 to an amount that will, more likely than not, be realized. Both the increase in the Company's valuation allowance and the decrease in the deferred tax asset have been recorded against goodwill.

Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers will be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company believes that it will likely retain U.S. net operating loss carryforwards in the range of $160,000 to $190,000, which can be used to reduce U.S. taxable income, if any, by approximately $23,000 per year. The actual amount of U.S. consolidated net operating loss carryovers that the Company will claim for U.S. income tax reporting purposes will not be determined until the Company files its U.S. consolidated income tax return for fiscal 2003. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 7—Employee Retirement Plans

The components of net periodic benefit cost were as follows:

	Pension Benefit Plan		Other Benefit Plans
	Successor		Successor
	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003
Service cost	$—	$—	$80	$62
Interest cost	2,134	—	78	73
Expected return on plan assets	(1,805)	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain) loss	—	—	(8)	—
Net periodic benefit cost	$329	$—	$150	$135

	Pension Benefit Plan			Other Benefit Plans
	Successor		Predecessor	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003
Service cost	$—	$—	$—	$160	$104	$9
Interest cost	4,270	—	—	156	122	24
Expected return on plan assets	(3,610)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	(34)
Amortization of net (gain) loss	—	—	—	(16)	—	—
Net periodic benefit cost	$660	$—	$—	$300	$226	$(1)

In December 2003, the Medicine Drug Improvement and Modernization Act of 2003 (the "Act") was passed and signed into law. The Act provides for the reimbursement of certain costs related to prescription drug benefits to sponsors of post retirement healthcare plans that provide prescription drug benefits to retirees. The Company's accumulated benefit obligation and net periodic benefit cost related to post retirement healthcare benefits do not reflect any amount associated with reimbursement the Company may ultimately be entitled to. The Company is in the process of evaluating whether benefits available to participants are eligible for reimbursement under the Act. The Company may amend its existing plans so that benefits payable to participants qualify for reimbursement under the Act. These determinations, when made, may require the Company to change its previously reported post retirement obligation and the amount of expense recognized for post retirement benefit obligations in prior or future periods.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 8—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Successor
	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003
Net income (loss)	$4,442	$(9,030)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,414	8,513
Changes in unrealized gains or losses on marketable securities	(13)	(56)
	1,401	8,457
Total comprehensive income (loss)	$5,843	$(573)

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003
Net income	$24,666	$13,231	$2,358,537
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,926)	(115)	244
Changes in unrealized gains or losses on marketable securities	(26)	81	308
	(6,952)	(34)	552
Total comprehensive income	$17,714	$13,197	$2,359,089

The components of accumulated other comprehensive income were as follows:

	July 3, 2004	January 3, 2004
Foreign currency translation adjustments	$4,630	$11,556
Unrealized gain on marketable securities, net	9	35
Total accumulated other comprehensive income	$4,639	$11,591

Note 9—Accounts Receivable

As of July 3, 2004 and January 3, 2004, the Company had $247,900 and $260,142 of open trade invoices and other receivables and $6,765 and $6,785 of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of July 3, 2004 and January 3, 2004, the Company recorded $49,373 and $57,436 of accounts receivable reserves, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10—Inventories

Inventories are valued at the lower of cost (using the first-in first-out method) or market and are summarized as follows:

	July 3, 2004	January 3, 2004
Finished goods	$163,420	$197,438
Work in process	36,750	45,043
Raw materials	28,144	37,358
	$228,314	$279,839

Note 11—Goodwill and Intangible Assets

Intangible assets were as follows:

	July 3, 2004	January 3, 2004
Indefinite lived intangible assets:
Trademarks	$124,939	$125,327
Licenses in perpetuity	45,500	45,500
Finite lived intangible assets:
Licenses for a term	104,030	104,030
Sales order backlog (fully amortized)	11,800	11,800
Other (fully amortized)	662	662
	116,492	116,492
Less:
Accumulated amortization	(17,197)	(15,796)
	99,295	100,696
Intangible assets, net	$269,734	$271,523

The following table sets forth the activity in the intangible asset accounts during the Six Months Ended July 3, 2004:

	Trademarks	Licenses in Perpetuity	Finite lived Intangible Assets	Total
Balance at January 3, 2004	$125,327	$45,500	$100,696	$271,523
Amortization expense	—	—	(1,401)	(1,401)
Translation adjustments	(388)	—	—	(388)
Balance at July 3, 2004	$124,939	$45,500	$99,295	$269,734

Amortization expense related to finite lived intangible assets for each of the next five years is expected to be $2,806 per year.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended July 3, 2004:

Goodwill balance at January 3, 2004	$47,929
Adjustment:
Income taxes (a)	(7,497)
Goodwill balance at July 3, 2004	$40,432

(a)	Relates primarily to the decrease in the Company's valuation allowance as a result of the realization of certain deferred tax assets.

Note 12—Debt

Debt was as follows:

	July 3, 2004	January 3, 2004
8 7/8% Senior Notes due 2013 (a)	$210,000	$210,000
Capital lease obligations	913	1,132
	$210,913	$211,132

(a)	The Company was in compliance with the covenants of the Senior Notes at July 3, 2004 and January 3, 2004. On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $50,000. The Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon the six month London Interbank Offered Rate plus 4.11% (5.97% at July 3, 2004 and 5.34% at January 3, 2004). As a result of the Swap Agreement, the weighted average effective interest rate of the Senior Notes was reduced to 8.18% as of July 3, 2004 and 8.03% as of January 3, 2004. The Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the Swap Agreement as a hedge against the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of July 3, 2004 and January 3, 2004, the fair value of the Swap Agreement was a loss of $865 and $536, respectively, offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated condensed statements of operations as the provisions of the Swap Agreement match the provisions of the hedged debt.

On November 12, 2003, the Exit Financing Facility was amended to: (i) modify certain definitions and covenants; (ii) permit certain asset sales; (iii) permit the use of cash balances to fund acquisitions; and (iv) allow the Company to repurchase up to $10,000 of the Company's outstanding Senior Notes.

On August 1, 2004, the Exit Financing Facility was further amended to: (i) reduce the maximum available borrowings from $275,000 to $175,000; (ii) permit the Company to upsize the maximum available borrowings by up to $150,000; (iii) increase the amount of indebtedness and liens the Company can incur to $10,000 in each instance; (iv) increase the Company's ability to make investments in foreign subsidiaries to $10,000; (v) permit investments in investment grade securities; (vi) allow the Company to pay dividends, repurchase indebtedness and repurchase common stock in an aggregate of $50,000, provided that after such payment or repurchases the Company has $50,000 of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

"cash on hand" (as defined in the Exit Financing Facility); and (vii) permit the cash portion of asset sales to be as low as fifty percent of the total sales price (the remainder to be paid by note), provided that there are no borrowings outstanding under the Exit Financing Facility.

The Company's ability to pay dividends, repurchase indebtedness and repurchase common stock is limited by certain provisions of the indenture governing the Senior Notes.

As of July 3, 2004, the Company had approximately $145,608 of cash and cash equivalents available as collateral against outstanding letters of credit of $76,587, cash in foreign operations of $17,082 and had $263,938 of credit available under its Exit Financing Facility. The Company was in compliance with the covenants of the Exit Financing Facility at July 3, 2004 and January 3, 2004.

Note 13—Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There are no shares of preferred stock issued and outstanding.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 14—Supplemental Cash Flow Information

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003
Cash paid during the period for:
Interest, net of interest income received	$9,690	$8,435	$14,844
Income taxes paid (refunded)	(1,200)	11,370	273
Supplemental non-cash investing and financing activities:
Note receivable on asset sales	670	—	—
Accounts payable for purchase of property, plant and equipment	3,726	—	—
Accounts receivable for reimbursement of capital expenditures from leased facilities	$1,816	$—	$—

Note 15—Income (Loss) Per Common Share

	Successor
	For the Three Months Ended July 3, 2004	For the Three Months Ended July 5, 2003
Numerator for basic and diluted income (loss) per common share from continuing operations:
Income (loss) from continuing operations	$4,430	$(7,733)
Basic:
Weighted average number of shares outstanding used in computing income (loss) per common share	45,370,712	45,010,024
Income (loss) per common share from continuing operations	$0.10	$(0.17)
Diluted:
Weighted average number of shares outstanding	45,370,712	45,010,024
Effect of dilutive securities:
Employee stock options	823,998	—
Unvested employees' restricted stock	428,994	—
Weighted average number of shares and share equivalents outstanding	46,623,704	45,010,024
Income (loss) per common share from continuing operations	$0.10	$(0.17)
Number of anti-dilutive "out of the money" stock options outstanding	14,400	4,000

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Six Months Ended July 3, 2004	For the Period February 5, 2003 to July 5, 2003	For the Period January 5, 2003 to February 4, 2003
Numerator for basic and diluted income per common share from continuing operations:
Income from continuing operations	$28,132	$14,642	$2,359,038
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,294,544	45,005,897	52,989,965
Income per common share from continuing operations	$0.62	$0.32	$44.52
Diluted:
Weighted average number of shares outstanding	45,294,544	45,005,897	52,989,965
Effect of dilutive securities:
Employee stock options	629,172	—	—
Unvested employees' restricted stock	354,056	148,028	—
Weighted average number of shares and share equivalents outstanding	46,277,772	45,153,925	52,989,965
Income per common share from continuing operations	$0.61	$0.32	$44.52
Number of anti-dilutive "out of the money" stock options outstanding	54,000	4,000	3,692,363

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations. In addition, the effect of all potentially dilutive securities has been excluded from the computation of loss per common share for the Three Months Ended July 5, 2003 because the effect would have been anti-dilutive. Dilutive securities at July 5, 2003 included 2,608,000 employee stock options and 652,000 shares of unvested restricted stock.

Note 16—Legal Matters

SEC Investigation:    As previously disclosed, the Company has reached a settlement with the SEC on the proposed allegations related to matters that had been under investigation. Pursuant to the settlement, on May 11, 2004, the SEC issued an administrative order requiring that the Company cease and desist from committing or causing any violations and future violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The cease-and-desist order, in which the Company neither admits nor denies the findings, was pursuant to the Company's offer of settlement. The Company will pay no fine under the SEC settlement. As part of the settlement, the Company has agreed to certain undertakings, including retention of an independent consultant to perform a review of the Company's internal controls and policies relating to its inventory systems, internal audit, financial reporting and other accounting functions. In addition, the Company has agreed that for a period of two years its Chief Administrative Officer (who previously served as General Counsel) shall not sign any documents to be filed with the SEC by or on behalf of the Company and shall not participate in or be responsible for the preparation or review of such filings except under limited circumstances. The Company has also

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

agreed that for a period of two years its General Counsel shall continue to report directly to the Audit Committee of the Board of Directors on any matters relating to the Company's financial reporting obligations. The Company does not expect the settlement with the SEC to have a material effect on its financial condition, results of operations or business.

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

Note 17—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of July 3, 2004 and January 3, 2004 and for the Six Months Ended July 3, 2004, the period February 5, 2003 to July 5, 2003 and the period January 5, 2003 to February 4, 2003 for (i) Warnaco Group, (ii) Warnaco, (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the "Guarantor Subsidiaries"), (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") and (v) the Company on a consolidated basis.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	July 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$141,994	$54	$20,642	$—	$162,690
Accounts receivable, net	—	33	144,841	60,418	—	205,292
Inventories	—	76,602	86,629	65,083	—	228,314
Other current assets	—	39,893	5,419	22,038	—	67,350
Assets of discontinued operations	—	—	5,508	401	—	5,909
Total current assets	—	258,522	242,451	168,582	—	669,555
Property, plant and equipment, net		7,623	61,831	19,879		89,333
Investment in subsidiaries	775,552	570,358	—	—	(1,345,910)	—
Other assets	—	184,566	143,209	16,323	—	344,098
Total assets	$775,552	$1,021,069	$447,491	$204,784	$(1,345,910)	$1,102,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$1,560	$1,348	$—	$2,908
Accounts payable and accrued liabilities	—	112,402	37,364	78,519	—	228,285
Total current liabilities	—	112,402	38,924	79,867	—	231,193
Intercompany accounts	228,996	(58,764)	(84,954)	(85,278)	—	—
Long-term debt	—	210,000	—	913	—	210,913
Other long-term liabilities	—	107,408	50	6,866	—	114,324
Stockholders' equity	546,556	650,023	493,471	202,416	(1,345,910)	546,556
Total liabilities and stockholders' equity	$775,552	$1,021,069	$447,491	$204,784	$(1,345,910)	$1,102,986

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,872	$501	$19,084	$—	$53,457
Accounts receivable, net	—	—	159,309	50,182	—	209,491
Inventories	—	75,054	138,264	66,521	—	279,839
Other current assets	—	18,344	9,140	34,462	—	61,946
Assets of discontinued operations	—	—	20,792	6,333	—	27,125
Total current assets	—	127,270	328,006	176,582	—	631,858
Property, plant and equipment, net	—	63,661	12,068	21,136	—	96,865
Investment in subsidiaries	767,705	553,537	—	—	(1,321,242)	—
Other assets	—	192,554	145,619	16,946	—	355,119
Total assets	$767,705	$937,022	$485,693	$214,664	$(1,321,242)	$1,083,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$3,487	$3,953	$—	$7,440
Accounts payable and accrued liabilities	—	112,552	42,592	76,455	—	231,599
Total current liabilities	—	112,552	46,079	80,408	—	239,039
Intercompany accounts	245,044	(165,694)	(22,980)	(56,370)	—	—
Long-term debt	—	210,000	—	1,132	—	211,132
Other long-term liabilities	—	108,920	31	2,059	—	111,010
Stockholders' equity	522,661	671,244	462,563	187,435	(1,321,242)	522,661
Total liabilities and stockholders' equity	$767,705	$937,022	$485,693	$214,664	$(1,321,242)	$1,083,842

	For the Six Months Ended July 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$177,851	$357,270	$190,209	$—	$725,330
Cost of goods sold	—	133,557	239,938	106,906	—	480,401
Gross profit	—	44,294	117,332	83,303	—	244,929
Selling, general and administrative expenses	—	64,284	65,021	55,535	—	184,840
Pension expense	—	660	—	—	—	660
Restructuring items	—	3,151	—	312	—	3,463
Operating income	—	(23,801)	52,311	27,456	—	55,966
Equity in income of subsidiaries	(24,666)	—	—	—	24,666	—
Royalty and management fees	—	(1,618)	(2,973)	4,591	—	—
Other (income) expense, net	—	(11,207)	10,740	(1,494)	—	(1,961)
Interest (income) expense, net	—	22,584	(12,942)	508	—	10,150
Income (loss) from continuing operations before provision (benefit) for income taxes	24,666	(33,560)	57,486	23,851	(24,666)	47,777
Provision (benefit) for income taxes	—	(12,339)	23,058	8,926	—	19,645
Income (loss) from continuing operations	24,666	(21,221)	34,428	14,925	(24,666)	28,132
Income (loss) from discontinued operations, net of income taxes	—	—	(3,519)	53	—	(3,466)
Net income (loss)	$24,666	$(21,221)	$30,909	$14,978	$(24,666)	$24,666

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period February 5, 2003 to July 5, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$172,402	$311,487	$148,778	$—	$632,667
Cost of goods sold	—	124,894	218,978	87,265	—	431,137
Gross profit	—	47,508	92,509	61,513	—	201,530
Selling, general and administrative expenses	—	57,789	56,137	38,865	—	152,791
Amortization of sales order backlog	—	2,750	7,085	—	—	9,835
Restructuring items	—	2,243	3,329	452	—	6,024
Operating income	—	(15,274)	25,958	22,196	—	32,880
Equity in income of subsidiaries	(13,231)	—	—	—	13,231	—
Royalty and management fees	—	24	(2,542)	2,518	—	—
Other (income) expense, net	—	25	—	(1,353)	—	(1,328)
Interest (income) expense, net	—	9,851	(21)	(51)	—	9,779
Income (loss) from continuing operations before provision (benefit) for income taxes	13,231	(25,174)	28,521	21,082	(13,231)	24,429
Provision (benefit) for income taxes	—	(9,404)	12,204	6,987	—	9,787
Income (loss) from continuing operations	13,231	(15,770)	16,317	14,095	(13,231)	14,642
Loss from discontinued operations, net of income taxes	—	—	(854)	(557)	—	(1,411)
Net income (loss)	$13,231	$(15,770)	$15,463	$13,538	$(13,231)	$13,231

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$25,673	$57,091	$27,356	$—	$110,120
Cost of goods sold	—	15,666	36,852	14,765	—	67,283
Gross profit	—	10,007	20,239	12,591	—	42,837
Selling, general and administrative expenses	—	13,873	9,034	9,249	—	32,156
Reorganization items	—	29,922	—	(117)	—	29,805
Operating income (loss)	—	(33,788)	11,205	3,459	—	(19,124)
Equity in income of subsidiaries	(2,358,537)	—	—	—	2,358,537	—
Gain on cancellation of pre-petition indebtedness	—	(1,567,721)	(124,975)	—	—	(1,692,696)
Fresh start adjustments	—	(765,726)	—	—	—	(765,726)
Other expense	—	359	—	—	—	359
Interest (income) expense, net	—	1,887	(4)	(132)	—	1,751
Income from continuing operations before provision for income taxes	2,358,537	2,297,413	136,184	3,591	(2,358,537)	2,437,188
Provision for income taxes	—	77,603	—	547	—	78,150
Income from continuing operations	2,358,537	2,219,810	136,184	3,044	(2,358,537)	2,359,038
Loss from discontinued operations, net of income taxes	—	—	(303)	(198)	—	(501)
Net income	$2,358,537	$2,219,810	$135,881	$2,846	$(2,358,537)	$2,358,537

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For The Six Months Ended July 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2,443)	$102,082	$(8,645)	$5,847	$—	$96,841
Net cash provided by (used in) operating activities from discontinued operations	—	—	(4,909)	724	—	(4,185)
Net cash provided by (used in) operating activities	(2,443)	102,082	(13,554)	6,571	—	92,656
Cash flows from investing activities:
Proceeds on disposal of assets	—	4,343	—	—	—	4,343
Purchase of property, plant and equipment	—	(3,006)	(2,072)	(2,422)	—	(7,500)
Landlord reimbursements	—	5,283	—	—	—	5,283
Proceeds from sale of business unit	—	—	15,179	—	—	15,179
Net cash provided by (used in) investing activities	—	6,620	13,107	(2,422)	—	17,305
Cash flows from financing activities:
Payment of deferred financing costs	—	(580)	—	—	—	(580)
Proceeds from exercise of employee stock options	2,443	—	—	—	—	2,443
Borrowings (repayments) under other debt agreements	—	—	—	(219)	—	(219)
Net cash provided by (used in) financing activities	2,443	(580)	—	(219)	—	1,644
Translation adjustments	—	—	—	(2,372)	—	(2,372)
Increase (decrease) in cash and cash equivalents	—	108,122	(447)	1,558	—	109,233
Cash and cash equivalents at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents at end of period	$—	$141,994	$54	$20,642	$—	$162,690

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period February 5, 2003 to July 5, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities from continuing operations	$—	$85,003	$5,100	$7,034	$—	$97,137
Net cash used in operating activities from discontinued operations	—	—	(3,004)	(4,937)	—	(7,941)
Net cash provided by operating activities	—	85,003	2,096	2,097	—	89,196
Cash flows from investing activities:
Proceeds on disposal of assets	—	142	—	—	—	142
Purchase of property, plant and equipment	—	(3,479)	(1,509)	(1,046)	—	(6,034)
Net cash used in investing activities from continuing operations	—	(3,337)	(1,509)	(1,046)	—	(5,892)
Net cash used in investing activities from discontinued operations	—	—	(317)	—	—	(317)
Net cash used in investing activities	—	(3,337)	(1,826)	(1,046)	—	(6,209)
Cash flows from financing activities:
Repayment under revolving credit facilities	—	(39,200)	—	—	—	(39,200)
Proceeds from issuance of Senior Notes	—	210,000	—	—		210,000
Repayment of Second Lien Notes	—	(200,942)	—	—		(200,942)
Repayment of debt, including capital lease obligations	—	(3,538)	—	14		(3,524)
Payment of deferred financing costs	—	(8,321)	—	—	—	(8,321)
Net cash provided by (used in) financing activities	—	(42,001)	—	14	—	(41,987)
Translation adjustments	—	—	—	4,219	—	4,219
Increase (decrease) in cash and cash equivalents	—	39,665	270	5,284	—	45,219
Cash and cash equivalents at beginning of period	—	6,610	339	13,757	—	20,706
Cash and cash equivalents at end of period	$—	$46,275	$609	$19,041	$—	$65,925

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$—	$(126,583)	$(1,209)	$103,521	$—	$(24,271)
Net cash provided by (used in) operating activities from discontinued operations	—	—	1,469	(2,124)		(655)
Net cash provided by (used in) operating activities	—	(126,583)	260	101,397	—	(24,926)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from continuing operations	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from discontinued operations	—	—	(102)		—	(102)
Net cash used in investing activities		(468)	(261)	(16)		(745)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	39,200	—	—	—	39,200
Borrowings (repayments) under other debt agreements	—	785	—	(1,500)	—	(715)
Repayments of pre-petition debt	—	—	—	(106,112)	—	(106,112)
Net cash provided by (used in) financing activities	—	39,985	—	(107,612)	—	(67,627)
Translation adjustments	—	—	—	(21)	—	(21)
Decrease in cash and cash equivalents	—	(87,066)	(1)	(6,252)	—	(93,319)
Cash and cash equivalents at beginning of period	—	93,676	340	20,009	—	114,025
Cash and cash equivalents at end of period	$—	$6,610	$339	$13,757	$—	$20,706

Note 18—Restatement of 2003 Quarterly Financial Statements

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004, in the course of finalizing the Company's 2003 financial statements, the Company, after consultation with its auditors, determined that its Calvin Klein jeans license, which had been classified as an indefinite lived intangible asset and thus not amortized, should be classified as a finite lived intangible asset and amortized over the remaining license period of 42 years commencing February 5, 2003. As a result, the Company restated its statements of operations for the period February 5, 2003 to April 5, 2003, for the second and third quarters of fiscal 2003 and for the period February 5, 2003 to July 5, 2003 to reflect amortization expense related to the Calvin Klein jeans license. The restatement reduced net income (or increased net loss) and had no effect on cash flows

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

from operations. See Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

As a result of the restatement, the Company recorded a non-cash amortization charge of $567, or $0.01 of net income per diluted share, and $945, or $0.02 of net income per diluted share, for the Three Months Ended July 5, 2003 and for the period February 5, 2003 to July 5, 2003, respectively. The Company notes that due to this restatement, its previously filed Quarterly Report on Form 10-Q for the quarterly period ended July 5, 2003 should not be relied upon by investors and should be read in conjunction with the restated results appearing in Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

A summary of the effects of the restatement is set forth below:

	For the Three Months Ended July 5, 2003		For the Period February 5, 2003 to July 5, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selling, general and administrative expenses (a)	$87,866	$88,433	$151,846	$152,791
Operating income (loss) (a)	(9,465)	(10,032)	33,825	32,880
Income (loss) from continuing operations before provision for income taxes (a)	(13,559)	(14,126)	25,374	24,429
Income (loss) from continuing operations (a)	(7,166)	(7,733)	15,587	14,642
Net income (loss)	$(8,463)	$(9,030)	$14,176	$13,231
Basic income (loss) per common share:
Income (loss) from continuing operations (a)	$(0.16)	$(0.17)	$0.35	$0.32
Net income (loss)	$(0.19)	$(0.20)	$0.31	$0.29
Diluted income (loss) per common share:
Income (loss) from continuing operations (a)	$(0.16)	$(0.17)	$0.35	$0.32
Net income (loss)	$(0.19)	$(0.20)	$0.31	$0.29

(a)	Certain prior period items have been reclassified to conform to the current period presentation, including the reclassifications necessary to account for the Company's discontinued operations.

Note 19—Subsequent Events

On August 4, 2004, the Company announced that it had entered into a definitive agreement to acquire Ocean Pacific Apparel Corp., a surf and beach lifestyle apparel and accessories brand, for $40,000 in cash and the assumption of $1,000 in debt. The agreement also provides for future performance-based payments over a two-year period beginning in 2008 if certain incremental business targets are achieved. The acquisition, which is subject to regulatory approval and other customary closing conditions, is expected to close during the third quarter of fiscal 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. ("Warnaco Group" and, collectively with its subsidiaries, the "Company") is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the market value of the Company's common stock, par value $0.01 per share (the "Common Stock"). Except for the historical information contained herein, this Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See "Statement Regarding Forward-Looking Disclosure" and "Overview—Risks and Uncertainties."

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004. References to the "Predecessor" refer to the Company prior to February 4, 2003. References to the "Successor" refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting. References to the "Second Quarter of Fiscal 2004" refer to results of operations of the Successor for the thirteen-week period from April 4, 2004 to July 3, 2004. References to the "First Half of Fiscal 2004" refer to results of operations of the Successor for the twenty-six-week period from January 4, 2004 to July 3, 2004. References to the "Second Quarter of Fiscal 2003" refer to the results of operations of the Successor for the thirteen-week period from April 6, 2003 to July 5, 2003. References to the "First Half of Fiscal 2003" refer to results of operations of the Successor for the twenty-two-week period from February 5, 2003 to July 5, 2003 combined with the results of operations of the Predecessor for the four-week period from January 5, 2003 to February 4, 2003.

Overview

The Company designs, sources, manufactures and markets a broad line of intimate apparel, sportswear and swimwear worldwide. The Company sells its products under many highly recognized brand names. The Company's products are distributed, domestically and internationally, primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandisers.

Financial and Operating Highlights

	Second Quarter of Fiscal 2004	Second Quarter of Fiscal 2003	Increase/ (Decrease)	First Half of Fiscal 2004	First Half of Fiscal 2003	Increase/ (Decrease)
	(in thousands of dollars, except per share amounts)
Net revenues	$332,077	$319,318	$12,759	$725,330	$742,787	$(17,457)
Operating income (loss)	12,794	(10,032)	22,826	55,966	13,756	42,210
Income (loss) from continuing operations	4,430	(7,733)	12,163	47,777	2,461,617	(2,413,840)
Net income (loss)	$4,442	$(9,030)	$13,472	$24,666	$2,371,768	$(2,347,102)
Diluted income (loss) per common share:
From continuing operations (a)	$0.10	$(0.17)	$0.27	$0.61	n/a	n/a
Net income (loss) (a)	$0.10	$(0.20)	$0.30	$0.53	n/a	n/a

(a)	The Company emerged from bankruptcy on February 4, 2003, and therefore the prior year results of the Successor are for the five-month period commencing February 5, 2003 and ending July 5, 2003. For that period, income from continuing operations was $14.6 million, or $0.32 per diluted share, and net income was $13.2 million, or $0.29 per diluted share.

Net revenues increased $12.8 million, or 4.0%, to $332.1 million for the Second Quarter of Fiscal 2004, compared to $319.3 million for the Second Quarter of Fiscal 2003. Revenue gains in the Swimwear and Sportswear Groups were partially offset by a decline in the Intimate Apparel Group's net revenues. Calvin Klein jeans reported increased revenue and Chaps continued its positive performance from the first quarter. In the Intimate Apparel Group, Calvin Klein underwear net revenues increased. The Company's Warner's, Olga, Body Nancy Ganz/Bodyslimmers ("Warner's/Olga/Body") brands remain challenged as management continues its efforts to reposition these brands. Initial shipments of the Company's JLO by Jennifer Lopez® brand intimate apparel were made in July 2004. The Company continues to increase its distribution of Calvin Klein underwear in Asia and Europe through expansion of its wholesale distribution business and its Calvin Klein underwear retail business.

Net revenues decreased $17.5 million, or 2.4%, to $725.3 million for the First Half of Fiscal 2004 compared to $742.8 million in the First Half of Fiscal 2003. The decrease was in line with the Company's expectations. The decrease in net revenues primarily reflects declines in Warner's/Olga/Body, Calvin Klein jeans and mass sportswear licensing (due to the sale of the White Stag® trademark in December 2003), partially offset by increases in Calvin Klein underwear, Lejaby, Chaps and Swimwear. The Company notes that net revenues in the first quarter of fiscal 2003 benefited from the timing of certain Calvin Klein jeans shipments of approximately $21.8 million to certain membership clubs and off-price retailers. As noted above, the sales trend in Calvin Klein jeans has improved in the Second Quarter of Fiscal 2004. The Company believes that the strong turnaround in Calvin Klein jeans reflects reinvigorated designs and extended product offerings.

Gross profit was $103.4 million, or 31.1% of net revenues, for the Second Quarter of Fiscal 2004 compared to $90.3 million, or 28.3% of net revenues, for the Second Quarter of Fiscal 2003. An improved mix of regular to off-price sales contributed to the 280 basis point rise in gross profit as a percentage of net revenues.

Gross profit was $244.9 million, or 33.8% of net revenues, for the First Half of Fiscal 2004 compared to $244.4 million, or 32.9% of net revenues, for the First Half of Fiscal 2003. An improved mix of regular to off-price sales contributed to the 90 basis point rise in gross profit as a percentage of net revenues.

Selling, general and administrative ("SG&A") expenses were $89.2 million, or 26.8% of net revenues, for the Second Quarter of Fiscal 2004 compared to $88.4 million, or 27.7% of net revenues, for the Second Quarter of Fiscal 2003. The Company continues to invest in the marketing of new and existing brands. During the Second Quarter of Fiscal 2004, the Company incurred an additional $1.8 million for marketing spend over the Second Quarter of Fiscal 2003 to support, among other efforts, ongoing Calvin Klein jeans, Lejaby and Speedo marketing programs as well as the launches of Choice Calvin Klein, Sensual Support and Chaps denim.

SG&A expenses were $184.8 million, or 25.5% of net revenues, for the First Half of Fiscal 2004 compared to $184.9 million, or 24.9% of net revenues, for the First Half of Fiscal 2003. During the First Half of Fiscal 2004 the Company incurred an additional $2.0 million for marketing spend over the First Half of Fiscal 2003 to support the above-mentioned marketing programs and launches.

Net income increased to $4.4 million, or $0.10 per diluted share, for the Second Quarter of Fiscal 2004 compared to a net loss of $9.0 million, or $0.17 per diluted share, for the Second Quarter of Fiscal 2003, primarily as a result of increased net revenues, lower restructuring related expenses in the Second Quarter of Fiscal 2004 and lower amortization expense related to sales order backlog recorded upon the adoption of fresh start accounting on February 4, 2003.

Net income for the First Half of Fiscal 2004 was $24.7 million, or $0.53 per diluted share. The Company emerged from bankruptcy on February 4, 2003, and therefore the prior year results of the Successor are for the five-month period commencing February 5, 2003 and ending July 5, 2003. For that period, net income was $13.2 million, or $0.29 per diluted share.

The Company's balance sheet improved in part due to a decrease in inventory of $51.5 million, or 18.4%, from $279.8 million at January 3, 2004 to $228.3 million at July 3, 2004. The decrease in inventory was due to the seasonal sale of Swimwear products in the first quarter of 2004, the sale of the Company's remaining Intimate Apparel manufacturing operations and improved inventory management. Cash increased by $109.2 million, or 204%, to $162.7 million at July 3, 2004 compared to $53.5 million at January 3, 2004.

The Company continues to improve its cash flow through more efficient operations. Cash flow provided by operating activities improved $28.4 million in the First Half of Fiscal 2004 compared to the First Half of Fiscal 2003 primarily due to better working capital management, the decrease in cash expenditures for bankruptcy-related fees and a reduction in cash payments related to the Company's restructuring initiatives. The improved operating cash flows and the proceeds from asset sales contributed to the Company's strong liquidity position. The Company had approximately $263.9 million of credit available under its $275 million Senior Secured Revolving Credit Facility (the "Exit Financing Facility") and had $162.7 million of cash and cash equivalents on hand at July 3, 2004.

During the Second Quarter of Fiscal 2004, the Company continued to streamline its operations and position its businesses to improve its operating margins, while also improving product lead times and quality, reducing product costs and reducing the Company's investment in working capital.

During the Second Quarter of Fiscal 2004, the Company continued the following initiatives:

•	Restructuring initiatives begun in fiscal 2003. In the Second Quarter of Fiscal 2004, the Company: (i) ceased all remaining operations related to its 44 Speedo Authentic Fitness retail stores and, (ii) on May 21, 2004, entered into an agreement to license the Warner's trademark in Europe.

•	Internal control and corporate oversight initiatives. The Company has engaged BDO Seidman LLP to assist it in completing its documentation and testing of internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations. In addition, since the end of fiscal 2003 the Company has recruited two additional independent directors, increasing the number of independent directors on its Board to seven. The Company expects to continue to recruit and hire talented individuals for the organization and its Board of Directors.

    Risks and Uncertainties

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

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the United States dollar. These exposures are primarily related to the Company's operations in Canada, Mexico and Europe. These operations accounted for approximately 25% of the Company's net revenues for the Three Months and Six Months Ended July 3, 2004.

The Company's exposure to changes in interest rates is mitigated because the Company does not have any borrowings outstanding under the Exit Financing Facility and the interest rate on the Senior Notes is fixed. The Company's exposure to changes in interest rates is limited to changes in short-term interest rates related to the Company's $50 million interest rate swap agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity" for a discussion of the Company's interest rate swap agreement.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Estimates by their nature are based on judgments and available information and, therefore, actual results could differ from those estimates.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004, the Company's most critical accounting policies pertain to revenue recognition, cost of goods sold, accounts receivable, inventories, long-lived assets, income taxes, pension plan, stock-based compensation, advertising costs, goodwill, reorganization items and restructuring items. In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

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

At July 3, 2004, the Company had inventory with a carrying value of approximately $39.8 million that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of July 3, 2004, the Company had reduced the carrying value of such inventory by $22.7 million for excess, obsolete and other inventory adjustments. At January 3, 2004, the Company had inventory with a carrying value of approximately $18.5 million that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 3, 2004, the Company had reduced the carrying value of such inventory by approximately $11.0 million for excess, obsolete and other inventory adjustments. The carrying value of the Company's inventories was adjusted to fair value at February 4, 2003 in connection with the adoption of fresh start accounting.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Second Quarter of Fiscal 2004 compared to the Second Quarter of Fiscal 2003 and the First Half of Fiscal 2004 compared to the First Half of Fiscal 2003. The First Half of Fiscal 2003 includes the results for the period February 5, 2003 to July 5, 2003 combined with the results for the period January 5, 2003 to February 4, 2003.

	Successor
	Second Quarter of Fiscal 2004	% of Net Revenues	Second Quarter of Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Net revenues	$332,077	100.0%	$319,318	100.0%
Cost of goods sold	228,645	68.9%	228,991	71.7%
Gross profit	103,432	31.1%	90,327	28.3%
Selling, general and administrative expenses	89,169	26.9%	88,433	27.7%
Pension expense	329	0.1%	—	0.0%
Amortization of sales order backlog	—	0.0%	5,902	1.8%
Restructuring items	1,140	0.3%	6,024	1.9%
Operating income (loss)	12,794	3.9%	(10,032)	-3.1%
Other income	(495)		(1,363)
Interest expense, net	4,985		5,457
Income (loss) from continuing operations before provision for income taxes	8,304		(14,126)
Provision (benefit) for income taxes	3,874		(6,393)
Income (loss) from continuing operations	4,430		(7,733)
Income (loss) from discontinued operations, net of income taxes	12		(1,297)
Net income (loss)	$4,442		$(9,030)

	Successor						Predecessor
	First Half of Fiscal 2004	% of Net Revenues	First Half of Fiscal 2003	% of Net Revenues	For the Period February 5, 2003 to July 5, 2003	% of Net Revenues	For the Period January 5, 2003 to February 4, 2003	% of Net Revenues
				(in thousands of dollars)
Net revenues	$725,330	100.0%	$742,787	100.0%	$632,667	100.0%	$110,120	100.0%
Cost of goods sold	480,401	66.2%	498,420	67.1%	431,137	68.1%	67,283	61.1%
Gross profit	244,929	33.8%	244,367	32.9%	201,530	31.9%	42,837	38.9%
Selling, general and administrative expenses	184,840	25.5%	184,947	24.9%	152,791	24.2%	32,156	29.2%
Pension expense	660	0.1%	—	0.0%	—	0.0%	—	0.0%
Amortization of sales order backlog	—	0.0%	9,835	1.3%	9,835	1.6%	—	0.0%
Restructuring items	3,463	0.5%	6,024	0.8%	6,024	1.0%	—	0.0%
Reorganization items	—	0.0%	29,805	4.0%	—	0.0%	29,805	27.1%
Operating income (loss)	55,966	7.7%	13,756	1.9%	32,880	5.2%	(19,124)	-17.4%
Gain on cancellation of pre-petition indebtedness	—		(1,692,696)		—		(1,692,696)
Fresh start adjustments	—		(765,726)		—		(765,726)
Other (income) loss	(1,961)		(969)		(1,328)		359
Interest expense, net	10,150		11,530		9,779		1,751
Income from continuing operations before provision for income taxes	47,777		2,461,617		24,429		2,437,188
Provision for income taxes	19,645		87,937		9,787		78,150
Income from continuing operations	28,132		2,373,680		14,642		2,359,038
Loss from discontinued operations, net of income taxes	(3,466)		(1,912)		(1,411)		(501)
Net income	$24,666		$2,371,768		$13,231		$2,358,537

Net Revenues

The Company's products are widely distributed through all major channels of trade. The following table summarizes the Company's percentage of net revenues by channel of trade for the First Half of Fiscal 2004 compared to the First Half of Fiscal 2003.

	First Half of Fiscal 2004	First Half of Fiscal 2003
United States—wholesale
Department stores, independent retailers and specialty stores	34%	33%
Chain stores	7%	8%
Mass merchandisers	11%	10%
Membership clubs and other	21%	25%
Total United States—wholesale	73%	76%
International—wholesale	26%	23%
Retail	1%	1%
Net revenues—consolidated	100%	100%

Net revenues by segment were as follows:

	Second Quarter of Fiscal 2004	Second Quarter of Fiscal 2003	Increase (Decrease)	% Change	First Half of Fiscal 2004	First Half of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$128,367	$131,453	$(3,086)	-2.3%	$269,549	$278,263	$(8,714)	-3.1%
Sportswear Group	91,564	82,883	8,681	10.5%	188,367	211,180	(22,813)	-10.8%
Swimwear Group	112,146	104,982	7,164	6.8%	267,414	253,344	14,070	5.6%
Net revenues	$332,077	$319,318	$12,759	4.0%	$725,330	$742,787	$(17,457)	-2.4%

Second Quarter

Net revenues increased $12.8 million, or 4.0%, to $332.1 million for the Second Quarter of Fiscal 2004 compared to $319.3 million for the Second Quarter of Fiscal 2003. Intimate Apparel Group net revenues decreased $3.1 million, or 2.3%, to $128.4 million with strength in Calvin Klein underwear and Lejaby offset by declines in Warner's/Olga/Body and retail. Management is in the process of repositioning the Warner's/Olga/Body brands and has eliminated certain unprofitable styles. In addition, the Company recently appointed a new Intimate Apparel Group President whose responsibilities include leading the Company's Warner's/Olga/Body brand repositioning efforts. Sportswear Group net revenues increased $8.7 million, or 10.5%, to $91.6 million with increases in Chaps, Calvin Klein jeans and Calvin Klein accessories, partially offset by a decrease in mass sportswear licensing as a result of the sale of White Stag in December 2003. Swimwear Group net revenues increased by $7.2 million, or 6.8%, to $112.2 million with increases in Speedo partially offset by a decrease in Designer Swimwear. Net revenues for the Second Quarter of Fiscal 2004 includes approximately $6.1 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

First Half

Net revenues decreased $17.5 million, or 2.4%, to $725.3 million for the First Half of Fiscal 2004 compared to $742.8 million for the First Half of Fiscal 2003. Intimate Apparel Group net revenues decreased $8.7 million, or 3.1%, to $269.6 million with strength in Calvin Klein underwear and Lejaby offset by declines in Warner's/Olga/Body and retail. Sportswear Group net revenues decreased $22.8 million, or 10.8%, to $188.4 million with declines in Calvin Klein jeans and mass sportswear licensing (as a result of the sale of the White Stag trademark in December 2003), partially offset by increases in Chaps and Calvin Klein accessories. Swimwear Group net revenues increased by $14.1 million, or 5.6%, to $267.4 million with increases in both Speedo and Designer Swimwear. Net revenues for the First Half of Fiscal 2004 includes approximately $21.4 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Second Quarter of Fiscal 2004	Second Quarter of Fiscal 2003	Increase (Decrease)	% Change	First Half of Fiscal 2004	First Half of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Warner's/Olga/Body	$32,939	$43,458	$(10,519)	-24.2%	$66,148	$87,532	$(21,384)	-24.4%
Calvin Klein underwear	65,152	59,747	5,405	9.0%	139,087	127,970	11,117	8.7%
Lejaby	27,817	24,777	3,040	12.3%	59,819	56,662	3,157	5.6%
Retail	2,459	3,467	(1,008)	-29.1%	4,495	6,083	(1,588)	-26.1%
Total continuing business units	128,367	131,449	(3,082)	-2.3%	269,549	278,247	(8,698)	-3.1%
Discontinued/sold business units	—	4	(4)	-100.0%	—	16	(16)	-100.0%
Intimate Apparel Group	$128,367	$131,453	$(3,086)	-2.3%	$269,549	$278,263	$(8,714)	-3.1%

Second Quarter

Intimate Apparel Group net revenues decreased $3.1 million, or 2.3%, to $128.4 million for the Second Quarter of Fiscal 2004 from $131.5 million for the Second Quarter of Fiscal 2003. Warner's/Olga/Body net revenues decreased $10.5 million, or 24.2%, to $32.9 million for the Second Quarter of Fiscal 2004, from $43.5 million for the Second Quarter of Fiscal 2003, reflecting a decrease in the rate of product reorders. Management is in the process of repositioning the Warner's/Olga/Body brands and has eliminated certain unprofitable styles. Calvin Klein underwear net revenues increased $5.4 million, or 9.0%, to $65.2 million for the Second Quarter of Fiscal 2004, from $59.8 million for the Second Quarter of Fiscal 2003 primarily reflecting a $3.3 million and $1.8 million increase in net revenues in Europe and the United States, respectively. The increase in net revenues in Europe reflects growth in both the men's and women's underwear business coupled with the positive impact of a stronger euro. The increase in Calvin Klein underwear net revenues in the United States reflects an increase in gross shipments and a decrease in sales allowances and returns. The Company believes the growth in both the men's and women's underwear business is due to improvements and innovations in product design and an increase in marketing spend. Lejaby net revenues increased $3.0 million, or 12.3%, to $27.8 million for the Second Quarter of Fiscal 2004, from $24.8 million for the Second Quarter of Fiscal 2003, reflecting an increase of $1.0 million in net revenues related to the launch of Lejaby Rose in March 2004 in the United States coupled with an increase of $2.0 million in Europe. The increase in Lejaby net revenues in Europe primarily reflects the positive impact of a stronger euro of $1.6 million and an increase of $0.4 million related to shipments.

First Half

Intimate Apparel Group net revenues decreased $8.7 million, or 3.1%, to $269.5 million for the First Half of Fiscal 2004 from $278.3 million for the First Half of Fiscal 2003. Warner's/Olga/Body net revenues decreased $21.4 million, or 24.4%, to $66.1 million for the First Half of Fiscal 2004, from $87.5 million for the First Half of Fiscal 2003, reflecting a decrease in the rate of product reorders. As noted above, management is in the process of repositioning the Warner's/Olga/Body brands and has eliminated certain unprofitable styles. Additionally, in March 2004, the Company presented a new line of lingerie under the JLO by Jennifer Lopez brand name. Initial sales of JLO by Jennifer Lopez lingerie commenced in July 2004. Calvin Klein underwear net revenues increased $11.1 million, or 8.7%, to $139.1 million for the First Half of Fiscal 2004, from $128.0 million for the First Half of Fiscal 2003, reflecting a $9.1 million and $2.4 million increase in net revenues in Europe and the United States, respectively, offset by a $0.4 million combined decrease in net revenues in Canada and Asia. The increase in net revenues in Europe reflects growth in both the men's and women's underwear business coupled with the positive impact of a stronger euro. The Company experienced increases in shipments of both men's and women's underwear sales in the United States of approximately $3.8 million partially offset by an increase in sales allowances and returns of approximately $1.4 million.

The Company believes the increase in sales volumes is a result of improvements and innovations in product design and an increase in marketing spend. Lejaby net revenues increased $3.1 million, or 5.6%, to $59.8 million for the First Half of Fiscal 2004, from $56.7 million for the First Half of Fiscal 2003, reflecting an increase of $1.8 million in net revenues related to the launch of Lejaby Rose in March 2004 in the United States and an increase in net revenues of $1.3 million in Europe. The increase in Lejaby net revenues in Europe primarily reflects the positive effect of a stronger euro of $5.6 million partially offset by a decrease of $4.3 million in shipments.

Sportswear Group

Sportswear Group net revenues were as follows:

	Second Quarter of Fiscal 2004	Second Quarter of Fiscal 2003	Increase (Decrease)	% Change	First Half of Fiscal 2004	First Half of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Chaps	$28,980	$25,305	$3,675	14.5%	$61,314	$58,839	$2,475	4.2%
Calvin Klein jeans	58,301	52,281	6,020	11.5%	116,225	139,128	(22,903)	-16.5%
Calvin Klein accessories (a)	2,221	1,859	362	19.5%	6,561	5,469	1,092	20.0%
Mass sportswear licensing	2,062	3,438	(1,376)	-40.0%	4,267	7,744	(3,477)	-44.9%
Sportswear Group	$91,564	$82,883	$8,681	10.5%	$188,367	$211,180	$(22,813)	-10.8%

(a)	The Calvin Klein accessories license will expire in the first quarter of 2006.

Second Quarter

Sportswear Group net revenues increased by $8.7 million, or 10.5%, to $91.6 million for the Second Quarter of Fiscal 2004 from $82.9 million from the Second Quarter of Fiscal 2003. Chaps net revenues increased $3.7 million, or 14.5%, to $29.0 million for the Second Quarter of Fiscal 2004 from $25.3 million for the Second Quarter of Fiscal 2003, reflecting an increase of $4.9 million and $0.2 million in the United States and Mexico, respectively, partially offset by a decrease of $1.4 million in Canada. The increase in Chaps domestic net revenues includes $3.8 million of net revenues related to the launch of the new denim line in June 2004 and an increase in department store sales of $1.1 million. Calvin Klein jeans net revenues increased $6.4 million in the United States and Mexico, partially offset by a decrease of $0.4 million in Canada, resulting in a total net increase of $6.0 million, or 11.5%, to $58.3 million for the Second Quarter of Fiscal 2004 from $52.3 million for the Second Quarter of Fiscal 2003. The increase in net revenues in the United States ($3.2 million) primarily relates to a reduction in sales and markdown allowances which management believes is the result of reinvigorated designs and extended product offerings. The increase in Mexico ($3.2 million) relates to volume increases in sales of certain men's basic lines to department stores coupled with increased sales to membership clubs. Mass sportswear licensing net revenues decreased $1.4 million, or 40.0%, to $2.1 million for the Second Quarter of Fiscal 2004 from $3.4 million for the Second Quarter of Fiscal 2003. This decrease in licensing revenues reflects the sale of the White Stag trademark to Wal-Mart in December 2003.

First Half

Sportswear net revenues declined by $22.8 million, or 10.8%, to $188.4 million for the First Half of Fiscal 2004 from $211.2 million from the First Half of Fiscal 2003. Chaps net revenues increased $2.5 million, or 4.2%, to $61.3 million for the First Half of Fiscal 2004 from $58.8 million for the First Half of Fiscal 2003, reflecting an increase of $3.2 million and $0.1 million in the United States and Mexico, respectively, partially offset by a decrease of $0.8 million in Canada. The increase in Chaps domestic net revenues includes $3.8 million of net revenues related to the launch of a new denim line in June 2004 coupled with an increase in department store sales of $2.2 million, partially offset by a decrease of $2.8 million in sales to military base exchanges in the United States. Calvin Klein jeans net revenues decreased $22.9 million, or 16.5%, to $116.2 million for the First Half of Fiscal 2004 from $139.1 million for the First Half of Fiscal 2003 due to a $26.5 million and $0.4 million decrease in net revenues in the United States and Canada, respectively, partially offset by an increase in net revenues of $4.0 in Mexico. The decrease in net revenues in the United States reflects a reduction in sales volume of approximately $34.0 million primarily attributable to a decline in department store sales and a planned reduction of sales to low margin off-price channels. This reduction in net revenues in the United States was partially offset by better sales and markdown allowances, primarily in the Second Quarter of Fiscal 2004, of approximately $7.5 million which management believes is the result of reinvigorated designs and extended product offerings. The increase in Mexico net revenues relates to volume increases in sales of certain men's basic lines to department stores coupled with increased sales to membership clubs. Mass sportswear licensing net revenues decreased $3.5 million, or 44.9%, to $4.3 million for the First Half of Fiscal 2004, from $7.7 million for the First Half of Fiscal 2003. This decrease reflects the sale of the White Stag trademark to Wal-Mart in December 2003.

Swimwear Group

Swimwear Group net revenues were as follows:

	Second Quarter of Fiscal 2004	Second Quarter of Fiscal 2003	Increase (Decrease)	% Change	First Half of Fiscal 2004	First Half of Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$72,133	$62,105	$10,028	16.1%	$170,127	$163,818	$6,309	3.9%
Designer swimwear (a)	38,492	41,626	(3,134)	-7.5%	94,731	87,273	7,458	8.5%
Online retail store	1,521	1,251	270	21.6%	2,556	2,253	303	13.4%
Swimwear Group	$112,146	$104,982	$7,164	6.8%	$267,414	$253,344	$14,070	5.6%

(a)	Includes Catalina wholesale swimwear.

Second Quarter

Swimwear Group net revenues increased $7.2 million, or 6.8%, to $112.1 million for the Second Quarter of Fiscal 2004 from $105.0 million for the Second Quarter of Fiscal 2003. Speedo net revenues increased $10.0 million, or 16.1%, to $72.1 million for the Second Quarter of Fiscal 2004 from $62.1 million for the Second Quarter of Fiscal 2003. The increase in Speedo net revenues reflects increased sales volumes, primarily in the off-price channel, of approximately $5.2 million and increases in sales of approximately $2.3 million across all other channels coupled with a reduction of $2.5 million in sales allowances and returns. Management believes the reduction in sales allowances and returns is due to the poor weather conditions that prevailed during the Second Quarter of Fiscal 2003, which resulted in higher than anticipated sales allowances and returns in that year. Designer Swimwear net revenues decreased $3.1 million, or 7.5%, to $38.5 million for the Second Quarter of Fiscal 2004 from $41.6 million for the Second Quarter of Fiscal 2003, reflecting a net decrease in sales volumes of $1.4 million coupled with less favorable sales allowances and returns of $1.7 million. The net decrease in sales volumes primarily related to a decrease in sales of Catalina swimwear to Wal-Mart partially offset by increases in sales to Target and increases in the Company's Nautica line of swimwear (which was introduced in the second half of fiscal 2003). The decrease in sales of Catalina swimwear to Wal-Mart was primarily due to the timing of certain sales that occurred in the first quarter of fiscal 2004, while comparable sales occurred in the Second Quarter of Fiscal 2003.

First Half

Swimwear Group net revenues increased $14.1 million, or 5.6%, to $267.4 million for the First Half of Fiscal 2004, from $253.3 million for the First Half of Fiscal 2003. Speedo net revenues increased $6.3 million, or 3.9%, to $170.1 million for the First Half of Fiscal 2004, from $163.8 million for the First Half of Fiscal 2003. The increase in Speedo net revenues reflects a moderate increase in sales volumes of $0.7 million coupled with better sales allowances and returns experience of $5.6 million. The $0.7 million increase in sales reflects an increase in off-price sales of $5.1 million, partially offset by a decrease of $14.1 million in sales to membership clubs coupled with a net increase of $9.7 million across all other channels. Designer Swimwear net revenues increased $7.5 million, or 8.5%, to $94.7 million for the First Half of Fiscal 2004 from $87.3 million for the First Half of Fiscal 2003, primarily reflecting an increase of $7.1 million related to a new private label swimwear program with Target.

Gross Profit

Gross profit was as follows:

	Second Quarter of Fiscal 2004	% of Segment Net Revenues	Second Quarter of Fiscal 2003	% of Segment Net Revenues	First Half of Fiscal 2004	% of Segment Net Revenues	First Half of Fiscal 2003	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$46,240	36.0%	$45,666	34.7%	$97,518	36.2%	$101,061	36.3%
Sportswear Group	24,291	26.5%	12,153	14.7%	53,770	28.5%	49,952	23.7%
Swimwear Group	32,901	29.3%	32,508	31.0%	93,641	35.0%	93,354	36.8%
Total Gross Profit	$103,432	31.1%	$90,327	28.3%	$244,929	33.8%	$244,367	32.9%

Second Quarter

Gross profit increased $13.1 million, or 14.5%, to $103.4 million (31.1% of net revenues) for the Second Quarter of Fiscal 2004 from $90.3 million (28.3% of net revenues) for the Second Quarter of Fiscal 2003 primarily reflecting improved performance in the Sportswear Group related to better allowance and markdown experience coupled with a better regular to off-price sales mix. Gross profit for the Second Quarter of Fiscal 2004 includes approximately $1.9 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group gross profit increased $0.6 million, or 1.3%, to $46.2 million for the Second Quarter of Fiscal 2004 from $45.7 million for the Second Quarter of Fiscal 2003 reflecting a favorable regular to off-price sales mix of $4.3 million partially offset by less favorable production and manufacturing variances of $3.7 million. Gross margin increased from 34.7% for the Second Quarter of Fiscal 2003 to 36.0% for the Second Quarter of Fiscal 2004, primarily reflecting an improved regular to off-price sales mix coupled with a reduction in allowances and markdowns as a percentage of net revenues of 410 basis points.

Sportswear Group gross profit increased $12.1 million, or 100.0%, to $24.3 million for the Second Quarter of Fiscal 2004 from $12.2 million for the Second Quarter of Fiscal 2003. Gross margin increased from 14.7% for the Second Quarter of Fiscal 2003 to 26.5% for the Second Quarter of Fiscal 2004. The increase in gross profit and gross margin reflects increased sales volumes, an improved regular to off-price sales mix and a reduction in allowances and markdowns as a percentage of net revenues of 570 basis points.

Swimwear Group gross profit increased $0.4 million, or 1.2%, to $32.9 million for the Second Quarter of Fiscal 2004 from $32.5 million for the Second Quarter of Fiscal 2003 reflecting sales volume increases primarily in the off-price channel. Gross margin decreased from 31.0% for the Second Quarter of Fiscal 2003 to 29.3% for the Second Quarter of Fiscal 2004 due to a less favorable regular to off-price sales mix, as noted above.

First Half

Gross profit increased $0.6 million, or 0.2%, to $244.9 million (33.8% of net revenues) for the First Half of Fiscal 2004 from $244.4 million (32.9% of net revenues) for the First Half of Fiscal 2003, primarily reflecting improved performance in Sportswear partially offset by weakness in Intimate Apparel. Gross profit for the First Half of Fiscal 2004 includes approximately $7.3 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group gross profit decreased $3.6 million, or 3.6%, to $97.5 million for the First Half of Fiscal 2004 from $101.1 million for the First Half of Fiscal 2003, reflecting a favorable regular to off-price sales mix of $1.5 million offset by less favorable production and manufacturing variances of $5.1 million. Gross margin decreased from 36.3% for the First Half of Fiscal 2003 to 36.2% for the First Half of Fiscal 2004. The decrease in gross profit and gross margin primarily reflects the effect of lower sales volumes in Warner's/Olga/Body, which also resulted in production and sourcing inefficiencies, partially offset by strength in Calvin Klein underwear due to increased sales volume and a favorable regular to off-price sales mix.

Sportswear Group gross profit increased $3.8 million, or 7.6%, to $53.8 million for the First Half of Fiscal 2004 from $50.0 million for the First Half of Fiscal 2003. Gross margin increased from 23.7% for the First Half of Fiscal 2003 to 28.5% for the First Half of Fiscal 2004. The increase in gross profit and gross margin primarily reflects an improved regular to off-price sales mix coupled with better allowance and markdown experience.

Swimwear Group gross profit increased $0.2 million, or 0.3%, to $93.6 million for the First Half of Fiscal 2004 from $93.4 million for the First Half of Fiscal 2003, reflecting sales volume increases primarily in the off-price channel. Gross margin decreased from 36.8% for the First Half of Fiscal 2003 to 35.0% for the First Half of Fiscal 2004 primarily due to a less favorable regular to off-price sales mix.

Selling, General and Administrative Expenses

Second Quarter

SG&A expenses increased $0.7 million, or 1.0%, to $89.2 million (26.9% of net revenues) for the Second Quarter of Fiscal 2004 from $88.4 million (27.7% of net revenues) for the Second Quarter of Fiscal 2003 reflecting a planned increase of $2.8 million in selling and marketing expenses reflecting the Company's investment in the marketing of new and existing brands, partially offset by a net decrease of $2.1 in administrative expenses. The decrease in administrative expenses in the Second Quarter of Fiscal 2004 reflects approximately $2.7 million in legal and professional fees and certain employee-related costs incurred in the Second Quarter of Fiscal 2003 that were not incurred in the Second Quarter of Fiscal 2004, which costs were associated with the Company's emergence from bankruptcy on February 4, 2003, as well as other net administrative cost savings of $0.9 million. This decrease in administrative expenses was partially offset by an increase of $1.5 million related to the documentation and testing of the Company's internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations. SG&A expenses for the Second Quarter of Fiscal 2004 include approximately $1.2 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

First Half

SG&A expenses decreased $0.1 million, or 1.0%, to $184.8 million (25.5% of net revenues) for the First Half of Fiscal 2004 from $184.9 million (24.9% of net revenues) for the First Half of Fiscal 2003, reflecting a planned increase of $3.1 million in selling and marketing expenses reflecting the Company's investment in new and existing brands, offset by a decrease of $3.2 in administrative expenses. The decrease in administrative expenses in the First Half of Fiscal 2004 reflects approximately $4.0 million in legal and professional fees and certain employee-related costs incurred in the First Half of Fiscal 2003 that were not incurred in the First Half of Fiscal 2004, which costs were associated with the Company's emergence from bankruptcy on February 4, 2003, as well as other net administrative cost savings of $1.8 million. This decrease in administrative expenses was partially offset by an increase of $2.0 million related to the documentation and testing of the Company's internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations and an increase of $0.6 million in stock-based compensation expenses. SG&A expenses for the First Half of Fiscal 2004 includes approximately $2.4 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Amortization of Sales Order Backlog

Results of operations in the Second Quarter of Fiscal 2003 and the First Half of Fiscal 2003 included $5.9 million and $9.8 million, respectively, of expenses related to the amortization of sales order backlog which were recorded in connection with the adoption of fresh start accounting on February 4, 2003. The sales order backlog at February 4, 2003 was fully amortized by the end of the Second Quarter of Fiscal 2003.

Restructuring Items

During the Second Quarter of Fiscal 2004 and First Half of Fiscal 2004, the Company recorded restructuring charges of $1.1 million and $3.5 million, respectively. During the Second Quarter of Fiscal 2003 and First Half of Fiscal 2003, the Company recorded restructuring charges of $6.0 million. The restructuring charges related to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities, the January 2004 sale of the Company's manufacturing facility in Honduras and the February 2004 sale of the Company's San Luis, Mexico manufacturing facility.

A summary of restructuring charges is as follows:

	Second Quarter of Fiscal 2004	Second Quarter of Fiscal 2003	First Half of Fiscal 2004	First Half of Fiscal 2003
	(in thousands of dollars)
Employee termination costs (a)	$491	$—	$2,530	$—
Loss (gain) on disposal/write-down of property, plant and equipment	(19)	—	(4)	—
Facility shutdown costs	521	3,474	790	3,474
Lease and contract termination costs (b)	119	2,500	119	2,500
Legal and professional fees	28	—	28	—
Other	—	50	—	50
	$1,140	$6,024	$3,463	$6,024
Cash portion of restructuring items	$917	$5,974	$3,225	$5,974
Non-cash portion of restructuring items	$223	$50	$238	$50

(a)	For the First Half of Fiscal 2004, includes severance and other benefits of approximately $1.5 million payable to employees whose jobs were eliminated as part of the Company's 2003 restructuring initiatives and severance and other benefits of approximately $1.0 million related to employees at the Company's San Luis manufacturing facility in Mexico which was sold during the first quarter of fiscal 2004. Severance benefits are payable to approximately 480 employees whose jobs were eliminated.

(b)	For the Second Quarter of Fiscal 2003 and First Half of Fiscal 2003, relates to an amount paid to terminate a third-party distribution agreement.

Changes in liabilities related to restructuring items from continuing operations are summarized below:

	Employee Termination Costs	Facility Shutdown Costs, Loss on Disposal/ Asset Write- down Charges	Legal Fees	Lease and Contract Termination Costs	Total
	(in thousands of dollars)
Balance at January 3, 2004	$10,549	$1,166	$420	$—	$12,135
Charges for the Six Months Ended July 3, 2004	2,530	790	28	120	3,468
Cash reductions for the Six Months Ended July 3, 2004	(8,138)	(971)	(285)	(89)	(9,483)
Non-cash reductions and currency effects for the Six Months Ended July 3, 2004	(333)	(967)	(8)	(2)	(1,310)
Balance at July 3, 2004	$4,608	$18	$155	$29	$4,810

Reorganization Items

Reorganization items were $29.8 million for the period January 5, 2003 to February 4, 2003, reflecting the final settlement of bankruptcy claims and lease terminations of $10.1 million, employee retention and severance claims of $14.5 million, legal and professional fees of $4.5 million and other costs of $0.7 million. No comparable expenses were incurred in the First Half of Fiscal 2004.

Operating Income

The following table presents operating income by group:

	Second Quarter of Fiscal 2004	% of Net Revenues	Second Quarter of Fiscal 2003	% of Net Revenues	First Half of Fiscal 2004	% of Net Revenues	First Half of Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$8,284	2.5%	$10,130	3.2%	$21,483	3.0%	$27,722	3.7%
Sportswear Group	8,171	2.5%	(5,375)	–1.7%	20,508	2.8%	12,209	1.6%
Swimwear Group	15,171	4.6%	10,025	3.1%	52,071	7.2%	47,116	6.3%
Group operating income	31,626	9.5%	14,780	4.6%	94,062	13.0%	87,047	11.7%
Unallocated corporate expenses	(17,692)	–5.3%	(18,788)	–5.9%	(34,633)	–4.8%	(37,462)	–5.0%
Restructuring items	(1,140)	–0.3%	(6,024)	–1.9%	(3,463)	–0.5%	(6,024)	–0.8%
Reorganization items	—	0.0%	—	0.0%	—	0.0%	(29,805)	–4.0%
Operating income	$12,794	3.9%	$(10,032)	–3.1%	$55,966	7.7%	$13,756	1.9%

Second Quarter

Operating income increased $22.8 million to $12.8 million for the Second Quarter of Fiscal 2004, compared to an operating loss of $10.0 million for the Second Quarter of Fiscal 2003, reflecting an increase in group operating income of $16.9 million, due primarily to an increase in net revenues and gross profit, a decrease in restructuring items of $4.9 million and a decrease in unallocated corporate expenses of $1.1 million. The increase in group operating income includes the effect of a $5.9 million decrease in amortization expense related to sales order backlog which amount was incurred in 2003 in connection with the adoption of fresh start accounting on February 4, 2003. Operating income for the Second Quarter of Fiscal 2004 includes approximately $0.7 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

First Half

Operating income increased $42.2 million to $56.0 million for the First Half of Fiscal 2004, compared to $13.8 million for the First Half of Fiscal 2003, reflecting an increase in group operating income of $7.0 million, a decrease in restructuring and reorganization items of $32.4 million and a decrease in unallocated corporate expenses of $2.8 million. The increase in group operating income includes the effect of a $9.8 million decrease in amortization expense related to sales order backlog which amount was incurred in fiscal 2003 in connection with the adoption of fresh start accounting on February 4, 2003. Operating income for the Second Quarter of Fiscal 2004 includes approximately $5.0 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Second Quarter of Fiscal 2004	% of Brand Net Revenues	Second Quarter of Fiscal 2003	% of Brand Net Revenues	First Half of Fiscal 2004	% of Brand Net Revenues	First Half of Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Continuing:
Warner's/Olga/Body	$(1,407)	–4.3%	$871	2.0%	$(4,330)	–6.5%	$3,910	4.5%
Calvin Klein underwear	10,046	15.4%	7,399	12.4%	22,069	15.9%	16,611	13.0%
Lejaby	(330)	–1.2%	1,963	7.9%	4,167	7.0%	8,002	14.1%
Retail	(25)	–1.0%	(80)	–2.3%	(427)	–9.5%	(436)	–7.2%
Total continuing business units	8,284	6.5%	10,153	7.7%	21,479	8.0%	28,087	10.1%
Total discontinued and sold business units (a)	—	—	(23)	n/m	4	—	(365)	n/m
Intimate Apparel Group	$8,284	6.5%	$10,130	7.7%	$21,483	8.0%	$27,722	10.0%

(a)	Discontinued and sold business units, not included in loss from discontinued operations in the Company's consolidated condensed statement of operations, include Fruit of the Loom, Weight Watchers and domestic outlet retail stores.

Second Quarter

Intimate Apparel Group operating income decreased $1.8 million to $8.3 million (6.5% of Intimate Apparel net revenues) for the Second Quarter of Fiscal 2004 compared to operating income of $10.1 million (7.7% of Intimate Apparel net revenues) for the Second Quarter of Fiscal 2003. The decrease in operating income and operating margin is attributable to weakness in the Warner's/Olga/Body and Lejaby brands partially offset by strength in Calvin Klein underwear. The $2.3 million decrease in Warner's/Olga/Body operating income reflects the decline in Warner's/Olga/Body gross profit of $5.6 million as a result of the decrease in net revenues, partially offset by a decrease of $3.3 million in SG&A expenses due to cost cutting initiatives undertaken by management in 2004. Management is in the process of repositioning the Warner's/Olga/Body brands. The decrease in Lejaby operating income of $2.3 million primarily reflects a $3.3 million increase in SG&A expenses, primarily related to an increase in marketing costs of $2.3 million associated with a new European advertising campaign, offset by a $1.0 million increase in gross profit. The $2.6 million increase in Calvin Klein underwear operating income reflects a $5.3 million increase in gross profit as a result of increased net revenues and the positive effect of a stronger euro, partially offset by a $2.7 million increase in SG&A expenses related to the increase in sales volumes and a stronger euro. Operating income as a percentage of Calvin Klein underwear net revenues increased from 12.4% for the Second Quarter of Fiscal 2003 to 15.4% for the Second Quarter of Fiscal 2004 due to a 510 basis point increase in gross margin coupled with a decrease in SG&A expenses as a percentage of Calvin Klein underwear net revenues of 200 basis points related to efficiencies realized as a result of the growth in Calvin Klein underwear net revenues.

First Half

Intimate Apparel Group operating income decreased $6.2 million to $21.5 million (8.0% of Intimate Apparel net revenues) for the First Half of Fiscal 2004 compared to operating income of $27.7 million (10.0% of Intimate Apparel net revenues) for the First Half of Fiscal 2003. The decrease in operating income and operating margin is attributable to weakness in the Warner's/Olga/Body and Lejaby brands partially offset by strength in Calvin Klein underwear. The $8.2 million decrease in Warner's/Olga/Body operating income reflects a decline in Warner's/Olga/Body gross profit of $12.0 million as a result of a decrease in net revenues, partially offset by a decrease of $3.7 million in SG&A expenses due to cost cutting initiatives undertaken by management in 2004. However, as a percentage of net revenues, SG&A expenses increased from approximately 24.5% in the First Half of Fiscal 2003 to approximately 26.8% in the First Half of Fiscal 2004. A portion of the above-mentioned percentage increase relates to costs of approximately $1.2 million associated with the Company's new line of JLO by Jennifer Lopez lingerie. Initial shipments of JLO by Jennifer Lopez lingerie were made in July 2004. Management is in the process of repositioning the Warner's/Olga/Body brands. The decrease in Lejaby operating income of $3.8 million reflects a $4.5 million increase in SG&A expenses, primarily related to increased marketing costs of approximately $2.0 million associated with a new European advertising campaign and costs of approximately $1.1 million related to the launch of LejabyRose, offset by a $0.7 million increase in gross profit as a result of the increase in net revenues. The $5.4 million increase in Calvin Klein underwear operating income reflects a $7.9 million increase in gross profit as a result of increased net revenues and the positive effect of a stronger euro, partially offset by a $2.5 million increase in SG&A expenses related primarily to the increase in sales volumes and the effect of a stronger euro. Operating income as a percentage of Calvin Klein underwear net revenues increased from 13.0% for the First Half of Fiscal 2003 to 15.9% for the First Half of Fiscal 2004 due primarily to a 2.7% increase in gross margin as a result of the growth in Calvin Klein underwear net revenues.

Sportswear Group

Sportswear Group operating income was as follows:

	Second Quarter of Fiscal 2004	% of Brand Net Revenues	Second Quarter of Fiscal 2003	% of Brand Net Revenues	First Half of Fiscal 2004	% of Brand Net Revenues	First Half of Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Chaps	$2,359	8.1%	$(165)	–0.7%	$6,448	10.5%	$3,489	5.9%
Calvin Klein jeans	4,476	7.7%	(7,549)	–14.4%	10,790	9.3%	2,494	1.8%
Calvin Klein accessories (a)	471	21.2%	(94)	–5.1%	1,424	21.7%	458	8.4%
Mass sportswear licensing	865	41.9%	2,433	70.8%	1,846	43.3%	5,768	74.5%
Sportswear Group	$8,171	8.9%	$(5,375)	–6.5%	$20,508	10.9%	$12,209	5.8%

(a)	The Calvin Klein accessories license will expire in the first quarter of 2006.

Second Quarter

Sportswear Group operating income increased $13.5 million to $8.2 million (8.9% of Sportswear net revenues) for the Second Quarter of Fiscal 2004 from an operating loss of $5.4 million (–6.5% of Sportswear net revenues) for the Second Quarter of Fiscal 2003, reflecting increases in Calvin Klein jeans, Chaps and Calvin Klein accessories, partially offset by a decrease in mass sportswear licensing. The increase of $2.5 million in Chaps operating income reflects an increase of $1.4 million in gross profit coupled with a $1.1 million reduction in SG&A expenses. The improvement in SG&A expenses includes a reduction of $0.3 million in marketing expenses due to the timing of certain marketing programs which will be incurred in the third quarter of fiscal 2004. The increase of $12.0 million in Calvin Klein jeans operating income reflects an increase in gross profit of $11.5 million due to an increase in net revenues primarily as a result of a favorable sales mix and better markdown and allowance experience. The Calvin Klein jeans business also experienced a reduction of $0.5 million in SG&A expenses primarily related to a decrease in warehouse and distribution expenses as a result of relocating its distribution center in 2003 from a third-party operated facility to the Company's facility in Duncansville, Pennsylvania. The increase of $0.6 million in Calvin Klein accessories operating income resulted primarily from growth in Europe. The decrease in operating income of mass sportswear licensing is primarily attributable to the sale of the White Stag trademark in December 2003.

First Half

Sportswear Group operating income increased $8.3 million, or 68.0%, to $20.5 million (10.9% of Sportswear net revenues) for the First Half of Fiscal 2004 compared to operating income of $12.2 million (5.8% of Sportswear net revenues) for the First Half of Fiscal 2003, reflecting increases in Calvin Klein jeans, Chaps and Calvin Klein accessories, partially offset by decreases in mass sportswear licensing. The increase of $3.0 million in Chaps operating income reflects an increase in gross profit of $1.5 million due to an increase in net revenues coupled with a $1.5 million reduction in SG&A expenses. The improvement in SG&A expenses includes a reduction of $0.7 million in marketing expenses due to the timing of certain marketing programs which will be incurred in the third quarter of fiscal 2004. The increase of $8.3 million in Calvin Klein jeans operating income reflects an increase in gross profit of $5.2 million due primarily to a favorable sales mix and better markdown and allowance experience coupled with a reduction of $3.1 million in SG&A expenses, primarily related to a decrease in warehouse and distribution expenses as a result of relocating its distribution center in 2003 from a third-party operated facility to the Company's facility in Duncansville, Pennsylvania. The increase of $1.0 million in Calvin Klein accessories operating income resulted primarily from growth in sales volume in Europe. The decrease in operating income of mass sportswear licensing reflects the sale of the White Stag trademark in December 2003.

Swimwear Group

Swimwear Group operating income was as follows:

	Second Quarter of Fiscal 2004	% of Brand Net Revenues	Second Quarter of Fiscal 2003	% of Brand Net Revenues	First Half of Fiscal 2004	% of Brand Net Revenues	First Half of Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$11,055	15.3%	$5,951	9.6%	$33,824	19.9%	$31,396	19.2%
Designer	3,388	8.8%	3,688	8.9%	17,024	18.0%	14,954	17.1%
Ubertech	—	0.0%	(12)	0.0%	—	0.0%	(23)	0.0%
Online retail store	728	47.9%	398	31.8%	1,223	47.8%	789	35.0%
Swimwear Group	$15,171	13.5%	$10,025	9.5%	$52,071	19.5%	$47,116	18.6%

Second Quarter

Swimwear Group operating income increased $5.2 million, or 51.9%, to $15.2 million (13.5% of Swimwear net revenues) for the Second Quarter of Fiscal 2004 compared to operating income of $10.0 million (9.5% of net revenues) for the Second Quarter of Fiscal 2003, primarily reflecting an increase of $0.4 million in gross profit as a result of increased net revenues coupled with a decrease in SG&A expenses of $4.8 million. The decrease in SG&A expenses primarily reflects reduced amortization expenses of $4.2 million related to the sales order backlog coupled with cost savings of $0.6 million.

First Half

Swimwear Group operating income increased $5.0 million, or 10.6%, to $52.1 million (19.5% of Swimwear net revenues) for the First Half of Fiscal 2004 compared to operating income of $47.1 million (18.6% of net revenues) for the First Half of Fiscal 2003 primarily reflecting an increase of $0.3 million in gross profit as a result of increased net revenues coupled with a decrease in SG&A expenses of $4.7 million. The decrease in SG&A expenses reflects reduced amortization expenses of $7.1 million related to the sales order backlog partially offset by increases in marketing expenses and volume related selling expenses.

Reorganization Items—Gain on Cancellation of Debt and Fresh Start Adjustments

The First Half of Fiscal 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and cash equivalents and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets and liabilities to fair value in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code.

Other Income (Loss)

Other income (loss) for the Second Quarter of Fiscal 2004 and First Half of Fiscal 2004 primarily reflects gains of $0.6 million and $1.9 million, respectively, on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements and distributions. Other income (loss) for the Second Quarter of Fiscal 2003 and the First Half of Fiscal 2003 reflects realized losses on sales of marketable securities.

Interest Expense, Net

Second Quarter

Interest expense decreased $0.5 million, or 8.6%, to $5.0 million for the Second Quarter of Fiscal 2004 from $5.5 million for the Second Quarter of Fiscal 2003. Interest expense in the Second Quarter of Fiscal 2004 included interest on the Company's 8 7/8% Senior Notes due 2013 ("Senior Notes") of $4.2 million (net of the benefit of approximately $0.4 million from the Swap Agreement, as described below), unused commitment fees and letters of credit charges of $0.6 million related to the Exit Financing Facility, amortization of deferred financing fees of $0.6 million and other items of $0.1 million, offset by interest income of $0.5 million. Interest income primarily reflects income earned on the note receivable relating to the sale of White Stag and income earned on excess cash balances. Interest expense for the Second Quarter of Fiscal 2003 includes interest on the New Warnaco Second Lien Notes due 2008 ("Second Lien Notes") of $3.5 million, interest on the Exit Financing Facility of approximately $0.8 million, interest on the Senior Notes of $1.2 million and amortization of deferred financing fees of $0.4 million, partially offset by interest income of $0.4 million.

First Half

Interest expense decreased $1.4 million, or 11.3%, to $10.1 million for the First Half of Fiscal 2004 from $11.5 million for the First Half of Fiscal 2003. Interest expense in the First Half of Fiscal 2004 included interest on the Company's 8 7/8% Senior Notes due 2013 ("Senior Notes") of $8.4 million (net of the benefit of approximately $0.8 million from the Swap Agreement, as described below), unused commitment fees and letters of credit charges of $1.1 million related to the Exit Financing Facility and deferred financing fees and other items of $1.1 million and $0.6 million, respectively, offset by interest income of $1.0 million. Interest income primarily reflects income earned on the note receivable relating to the sale of White Stag and income earned on excess cash balances. Interest expense for the First Half of Fiscal 2003 includes interest on foreign debt for one month of $0.9 million, interest on the Second Lien Notes of $6.7 million, interest on the Exit Financing Facility of $1.8 million, interest on the Senior Notes of approximately $1.2 million and amortization of deferred financing fees of $1.0, partially offset by interest income of approximately $0.1 million.

Income Taxes

Second Quarter

The provision for income taxes of $3.9 million for the Second Quarter of Fiscal 2004 consists of an income tax expense of $0.4 million on domestic earnings and $3.5 million on foreign earnings. The income tax benefit of $6.4 million for the Second Quarter of Fiscal 2003 consists of an income tax benefit of $9.7 million on domestic losses partially offset by an income tax expense of $3.3 million on foreign earnings. The Company has not provided for any tax benefit for certain foreign losses incurred during the Second Quarter of Fiscal 2004 and Fiscal 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

First Half

The provision for income taxes of $19.6 million for the First Half of Fiscal 2004 consists of an income tax expense of $9.3 million on domestic earnings and $10.3 million on foreign earnings. The provision for income taxes for the First Half of Fiscal 2003 of $87.9 million reflects accrued income taxes of $2.8 million on domestic earnings and $7.5 million on foreign earnings, as well as deferred income taxes of $77.6 million related to the increase in asset values recorded as part of the Company's adoption of fresh start reporting. The Company recorded a valuation allowance against the deferred tax assets created in the First Half of Fiscal 2003 as a result of the fresh start adjustments, as well as against certain foreign net operating losses, to the amount that will, more likely than not, be realized.

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

Discontinued Operations

A description of discontinued operations is presented below:

Sale of ABS

In November 2003, the Company entered into an agreement to sell the assets of its A.B.S. by Allen Schwartz® ("ABS") business unit. The sale of the ABS business unit was finalized on January 30, 2004. The sale price was $15.4 million in cash plus the assumption of $2.0 million in liabilities. In the fourth quarter of 2003, the Company recorded a loss related to the sale of its ABS business unit of $3.1 million which was included in loss from discontinued operations. The loss included an impairment charge of $3.0 million, before income taxes, related to the write-down of the ABS trademark to net realizable value. Cash proceeds from the sale, net of related expenses, were $15.2 million.

Closure of 44 Speedo Authentic Fitness Retail Stores

During the fourth quarter of 2003, the Company announced its intention to close its 44 remaining Speedo Authentic Fitness® retail stores. As of July 3, 2004, the Company had ceased all operations related to its 44 stores. During the First Half of Fiscal 2004, the Company recorded restructuring charges of $2.3 million, included as part of loss from discontinued operations, related to future operating lease commitments and landlord settlements, net of possible sublease rental income.

Rationalization of Warner's Europe Operations

During the fourth quarter of 2003, the Company announced its plan to exit its Warner's® business in Europe. On May 21, 2004, the Company entered into a licensing agreement for its Warner's business in Europe. According to the terms of the agreement, the licensee is not required to pay minimum royalties until fiscal 2007.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc. ("Warnaco"), which is the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at a rate of 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company's Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at July 3, 2004. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7.1 million. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of fiscal 2004.

Interest Rate Swap Agreement

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") with respect to the Senior Notes for a total notional amount of $50 million. The Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (5.97% at July 3, 2004). As a result of the Swap Agreement, the weighted average effective interest rate of the Senior Notes was reduced to 8.18% as of July 3, 2004. The Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the Swap Agreement a fair value hedge of the changes in fair value of $50 million aggregate principal amount of the $210 million aggregate principal amount of Senior Notes outstanding. As of July 3, 2004, the fair value of the Swap Agreement was a loss of $0.9 million, which is offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the Swap Agreement match the provisions of the hedged debt.

Exit Financing Facility

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into the Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowings from $275.0 million to $325.0 million, subject to certain conditions (including obtaining the agreement of existing or new lenders to commit to lend the additional amount). Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.25% (5.50% at July 3, 2004) or at LIBOR plus 2.25% (approximately 3.85% at July 3, 2004). The Company purchases LIBOR contracts when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.25%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.25% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of July 3, 2004, the Company was in compliance with the covenants of the Exit Financing Facility. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of the domestic subsidiaries of Warnaco and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of July 3, 2004, the Company had repaid all amounts owing under the Exit Financing Facility, had not borrowed under the Exit Financing Facility in 2004 and had approximately $145.6 million of cash and cash equivalents available as collateral against outstanding letters of credit of $76.6 million. At July 3, 2004, the Company had $263.9 million of credit available under the Exit Financing Facility.

On November 12, 2003, the Exit Financing Facility was amended to: (i) modify certain definitions and covenants; (ii) permit certain asset sales; (iii) permit the use of cash balances to fund acquisitions; and (iv) allow the Company to repurchase up to $10 million of the Company's outstanding Senior Notes.

On August 1, 2004, the Exit Financing Facility was further amended to: (i) reduce the maximum available borrowings from $275.0 million to $175.0 million; (ii) permit the Company to upsize the maximum available borrowings by up to $150.0 million; (iii) increase the amount of indebtedness and liens the Company can incur to $10.0 million in each instance; (iv) increase the Company's ability to make investments in foreign subsidiaries to $10.0 million; (v) permit investments in investment grade securities; (vi) allow the Company to pay dividends, repurchase indebtedness and repurchase common stock in an aggregate of $50.0 million, provided that after such payment or repurchases the Company has $50.0 million of "cash on hand" (as defined in the Exit Financing Facility); and (vii) permit the cash portion of asset sales to be as low as fifty percent of the total sales price (the remainder to be paid by note), provided that there are no borrowings outstanding under the Exit Financing Facility.

The Company's ability to pay dividends, repurchase indebtedness and repurchase common stock is limited by certain provisions of the indenture governing the Senior Notes.

Liquidity

As of July 3, 2004, the Company had approximately $145.6 million of cash and cash equivalents available as collateral against outstanding letters of credit of $76.6 million, approximately $17.1 million of cash in foreign subsidiaries and had approximately $263.9 million of credit available under its Exit Financing Facility. At July 3, 2004, the Company had no borrowings outstanding under the Exit Financing Facility.

At July 3, 2004, the Company's total debt was $210.9 million compared to $211.1 million at January 3, 2004. Cash and cash equivalents at July 3, 2004 increased $109.2 million to $162.7 million from $53.5 million at January 3, 2004.

At July 3, 2004, the Company had working capital of $438.4 million, including $162.7 million of cash and cash equivalents.

The Company believes that cash and cash equivalents available under the Exit Financing Facility and cash and cash equivalents to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next three years. If the Company requires additional sources of capital, it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the First Half of Fiscal 2004 and the First Half of Fiscal 2003.

	First Half of Fiscal 2004	First Half of Fiscal 2003
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$96,841	$72,866
Discontinued operations	(4,185)	(8,596)
Net cash provided by (used in) investing activities:
Continuing operations	17,305	(6,535)
Discontinued operations	—	(419)
Net cash provided by (used in) financing activities:
Continuing operations	1,644	(109,614)
Discontinued operations	—	—
Translation adjustments	(2,372)	4,198
Increase (decrease) in cash and cash equivalents	$109,233	$(48,100)

For the First Half of Fiscal 2004, cash provided by operating activities from continuing operations was $96.8 million compared to cash provided by operating activities from continuing operations of $72.9 million in the First Half of Fiscal 2003. Cash provided by operating activities in the First Half of Fiscal 2004 reflects improved operating income, improvements in inventory management and the seasonal reduction in Swimwear inventories.

For the First Half of Fiscal 2004, cash provided by investing activities from continuing operations was $17.3 million compared to cash used in investing activities from continuing operations of $6.5 million in the First Half of Fiscal 2003. Cash provided by investing activities in the First Half of Fiscal 2004 primarily reflects proceeds from the sale of the assets of the ABS business unit of $15.2 million, collection of notes receivable related to asset sales of $2.7 million (primarily related to the sale of the White Stag trademark), proceeds from the disposal of certain assets of $1.6 million and reimbursement of amounts expended for leasehold improvements of $5.3 million partially offset by capital expenditures of $7.5 million. Cash used in investing activities for the First Half of Fiscal 2003 primarily reflects capital expenditures of $6.7 million.

Cash provided by financing activities in the First Half of Fiscal 2004 reflects proceeds from the exercise of stock options of $2.4 million partially offset by the repayments of capital lease obligations of $0.2 million and the payment of deferred financing fees of $0.6 million. Cash used in financing activities in the First Half of Fiscal 2003 includes the realization of proceeds of $210.0 million from the issuance of the Senior Notes in June 2003 offset by the repayment of the principal balance of the Second Lien Notes of $200.9 million, and the payment of underwriting and professional fees associated with the issuance of the Senior Notes of approximately $7.1 million. In addition, cash used in financing activities in the First Half of Fiscal 2003 includes the payment of $106.1 million to the pre-petition lenders as part of the Company's bankruptcy settlement, lease-related debt repayments of $4.2 million and deferred financing charges of $8.3 million.

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

Interest Rate Risk

The Company's market risk from exposure to changes in interest rates is limited because the Company did not have any borrowings outstanding under the Exit Financing Facility and the interest rate on the Company's Senior Notes is fixed. However, the Company is exposed to interest rate risk on its outstanding $50.0 million Swap Agreement. The variable interest rate portion of the Company's outstanding Swap Agreement is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical adverse change in interest rates of 100 basis points as of January 4, 2004 (i.e., an increase from the Company's actual interest rate of 5.97% at July 3, 2004 to 6.97%) would have resulted in an increase in interest expense of approximately $0.1 million for the Second Quarter of Fiscal 2004. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Senior Notes, as the interest rate on the Senior Notes is fixed at 8 7/8% per annum.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations which accounted for approximately 25% of the Company's total net revenues for the First Half of Fiscal 2004.

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

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 19, 2004. There were present in person or by proxy, holders of 39,864,117 shares of Common Stock, or 86.86% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:

	FOR	VOTE WITHHELD
David A. Bell	38,837,107	1,027,010
Robert A. Bowman	38,549,918	1,314,199
Richard Karl Goeltz	39,076,472	787,645
Joseph R. Gromek	39,531,167	332,950
Sheila A. Hopkins	38,553,971	1,310,146
Charles R. Perrin	38,382,892	1,481,225
Cheryl Nido Turpin	39,702,247	161,870

The proposal for Deloitte & Touche LLP to serve as the Company's independent auditors until the next stockholders' meeting was ratified. The votes were 39,552,329 For; 287,155 Against; and 24,633 Abstentions.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*

Exhibit No.	Description of Exhibit
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke.†
10.2	Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey.†
10.3	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. †#
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K.

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

On May 26, 2004, the Company filed a Current Report on Form 8-K dated May 24, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing the resignation of J. Thomson Wyatt as Group President, Intimate Apparel.

On June 18, 2004, the Company filed a Current Report on Form 8-K dated June 17, 2004. The Form 8-K reported at Item 5 that the Company issued a press release announcing that it had named Helen McCluskey Group President, Intimate Apparel.

On June 22, 2004, the Company filed a Current Report on Form 8-K dated June 21, 2004. The Form 8-K reported at Item 5 that the Company entered into a multi-year worldwide (excluding Japan) licensing agreement with Michael Kors (USA), Inc. pursuant to which the Company will manufacture, distribute and market Women's Swimwear, related cover-ups and accessories under the Michael Kors® and MICHAEL Michael Kors® trademarks.

On August 4, 2004, the Company filed a Current Report on Form 8-K dated August 4, 2004. The Form 8-K reported at Item 5 that the Company entered into a definitive agreement to acquire Ocean Pacific Apparel Corp.

On August 4, 2004, the Company furnished a Current Report on Form 8-K dated August 4, 2004. The Form 8-K reported at Item 12 that the Company issued a press release announcing results for the second quarter ended July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: August 6, 2004	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer

Date: August 6, 2004	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Senior Vice President and Chief Financial Officer