Form 10-Q
period 2004-10-02
WARNACO GROUP INC /DE/
filed 2004-11-10
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004
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

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of November 1, 2004 is as follows: 46,099,561.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004

		PAGE NUMBER
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of October 2, 2004 and January 3, 2004	1
	Consolidated Condensed Statements of Operations for the Three Months Ended October 2, 2004, for the Three Months Ended October 4, 2003 (as Restated), for the Nine Months Ended October 2, 2004, for the Period February 5, 2003 to October 4, 2003 (as Restated) and for the Period January 5, 2003 to February 4, 2003	2
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 2, 2004, for the Period February 5, 2003 to October 4, 2003 (as Restated) and for the Period January 5, 2003 to February 4, 2003	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Submission of Matters to a Vote of Security Holders	58
Item 5.	Other Information	58
Item 6.	Exhibits	58
SIGNATURES		60

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)

	October 2, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,957	$53,457
Accounts receivable, less reserves of $50,940 and $57,436 as of October 2, 2004 and January 3, 2004, respectively	212,268	209,491
Inventories	304,560	279,839
Prepaid expenses and other current assets	55,836	52,276
Assets of discontinued operations	2,902	27,125
Deferred income taxes	9,011	9,670
Total current assets	660,534	631,858
Property, plant and equipment, net	89,848	96,865
Other assets:
Licenses, trademarks and other intangible assets, net	300,043	271,523
Deferred financing costs, net	11,841	12,837
Notes receivable	8,273	15,895
Deferred income taxes	1,516	1,516
Other assets	6,547	5,419
Goodwill	69,009	47,929
Total other assets	397,229	355,119
Total assets	$1,147,611	$1,083,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131,166	$96,074
Accrued liabilities	79,270	95,767
Accrued pension obligations	12,200	18,710
Liabilities of discontinued operations	1,565	7,440
Accrued income taxes payable	17,948	21,048
Total current liabilities	242,149	239,039
Long-term debt	211,355	211,132
Deferred income taxes	86,628	58,946
Other long-term liabilities	56,107	52,064
Commitments and contingencies: (See Notes 3, 4, 5, 8, 13 and 17)
Stockholders' equity
Preferred stock: (See Note 14)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 45,630,515 and 45,188,683 issued as of October 2, 2004 and January 3, 2004, respectively	456	452
Additional paid-in capital	517,232	509,117
Accumulated other comprehensive income	6,259	11,591
Retained earnings	28,156	1,886
Treasury stock, at cost, 34,955 and 22,766 shares as of October 2, 2004 and January 3, 2004, respectively	(731)	(385)
Total stockholders' equity	551,372	522,661
Total liabilities and stockholders' equity	$1,147,611	$1,083,842

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor
	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003
		(As Restated) (See Note 19)
Net revenues	$324,434	$293,671
Cost of goods sold	221,761	207,246
Gross profit	102,673	86,425
Selling, general and administrative expenses	94,134	80,621
Pension expense	330	—
Amortization of sales order backlog	—	1,965
Restructuring items	403	5,241
Operating income (loss)	7,806	(1,402)
Other income	(66)	(904)
Interest expense, net	5,018	5,896
Income (loss) from continuing operations before provision (benefit) for income taxes	2,854	(6,394)
Provision (benefit) for income taxes	988	(1,335)
Income (loss) from continuing operations	1,866	(5,059)
Loss from discontinued operations, net of income taxes	(262)	(2,172)
Net income (loss)	$1,604	$(7,231)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.11)
Loss from discontinued operations	(0.01)	(0.05)
Net income (loss)	$0.03	$(0.16)
Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	45,465,525	45,064,553
Diluted	46,156,573	45,064,553

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
		(As Restated) (See Note 19)
Net revenues	$1,049,764	$926,338	$110,120
Cost of goods sold	702,162	638,185	67,283
Gross profit	347,602	288,153	42,837
Selling, general and administrative expenses	278,974	233,610	32,156
Pension expense	990	—	—
Amortization of sales order backlog	—	11,800	—
Restructuring items	3,866	11,265	—
Reorganization items	—	—	29,805
Operating income (loss)	63,772	31,478	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Other (income) loss	(2,027)	(2,232)	359
Interest expense, net	15,168	15,675	1,751
Income from continuing operations before provision for income taxes	50,631	18,035	2,437,188
Provision for income taxes	20,633	8,452	78,150
Income from continuing operations	29,998	9,583	2,359,038
Loss from discontinued operations, net of income taxes	(3,728)	(3,583)	(501)
Net income	$26,270	$6,000	$2,358,537
Basic income per common share:
Income from continuing operations	$0.66	$0.21	$44.52
Loss from discontinued operations	(0.08)	(0.08)	(0.01)
Net income	$0.58	$0.13	$44.51
Diluted income per common share:
Income from continuing operations	$0.65	$0.21	$44.52
Loss from discontinued operations	(0.08)	(0.08)	(0.01)
Net income	$0.57	$0.13	$44.51
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,351,922	45,027,954	52,989,965
Diluted	45,976,251	45,185,564	52,989,965

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For The Period January 5, 2003 to February 4, 2003
		(As Restated) (See Note 19)
Cash flows from operating activities:
Net income	$26,270	$6,000	$2,358,537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	3,728	3,583	501
Depreciation and amortization	23,068	34,610	4,321
Non-cash restructuring items	595	2,297	—
Stock compensation	5,175	4,455	8
Amortization of deferred financing costs	1,701	1,209	463
Loss (gain) on sale of assets	(88)	—	—
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Provision for receivable allowances	105,000	100,646	8,323
Provision for inventory reserves	21,097	23,700	3,456
Provision for deferred income taxes	13,059	—	77,584
Foreign exchange gain	(1,661)	—	—
Non-cash reorganization items	—	—	15,561
Change in operating assets and liabilities:
Accounts receivable	(106,136)	(93,211)	(14,550)
Inventories	(45,818)	31,158	(28,254)
Prepaid expenses and other assets	(7,018)	3,735	(6,640)
Accounts payable, accrued expenses and other liabilities	12,935	(31,447)	14,567
Accrued income taxes	3,214	(3,599)	274
Net cash provided by (used in) operating activities from continuing operations	55,121	83,136	(24,271)
Net cash used in operating activities from discontinued operations	(4,036)	(7,677)	(655)
Net cash provided by (used in) operating activities	51,085	75,459	(24,926)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	5,710	109	—
Purchase of property, plant and equipment	(15,327)	(11,566)	(643)
Business acquisitions	(40,018)
Landlord reimbursements	5,283	—	—
Proceeds from sale of business unit	15,179	—	—
Net cash used in investing activities from continuing operations	(29,173)	(11,457)	(643)
Net cash provided by (used in) investing activities from discontinued operations	1,137	(446)	(102)
Net cash used in investing activities	(28,036)	(11,903)	(745)
Cash flows from financing activities:
Repayments of GECC debt	—	(4,890)	(715)
Repayments of capital lease obligations	(274)	(242)	—
Payment of debt assumed on acquisition of subsidiary	(1,000)
Repayments of Second Lien Notes	—	(200,942)	—
Payment of deferred financing costs	(705)	(8,339)	—
Proceeds from the issuance of Senior Notes due 2013	—	210,000	—
Borrowings (repayments) under revolving credit facility	—	(39,200)	39,200
Proceeds from issuance of stock, net	2,429	(658)	—
Repayments of pre-petition debt	—	—	(106,112)
Net cash provided by (used in) financing activities	450	(44,271)	(67,627)
Translation adjustments	(999)	3,864	(21)
Increase (decrease) in cash and cash equivalents	22,500	23,149	(93,319)
Cash and cash equivalents, excluding restricted cash, at beginning of period	53,457	20,706	114,025
Cash and cash equivalents, excluding restricted cash, at end of period	$75,957	$43,855	$20,706

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

Organization:    The Warnaco Group, Inc. ("Warnaco Group" and, collectively with its subsidiaries, the "Company") was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ("Warnaco"). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended, effective February 4, 2003 (the "Effective Date").

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

Periods Covered:    The period July 4, 2004 to October 2, 2004 (the "Three Months Ended October 2, 2004") and the period January 4, 2004 to October 2, 2004 (the "Nine Months Ended October 2, 2004") contained thirteen weeks and thirty-nine weeks, respectively, of operations of the Successor. The period July 6, 2003 to October 4, 2003 (the "Three Months Ended October 4, 2003") and the period February 5, 2003 to October 4, 2003 contained thirteen weeks and thirty-five weeks, respectively, of operations of the Successor. The period January 5, 2003 to February 4, 2003 contained four weeks of operations of the Predecessor.

Restatement:    As previously disclosed, the Company restated its consolidated condensed statements of operations for the period February 5, 2003 to April 5, 2003 and for the second and third quarters of fiscal 2003 to reflect amortization expense related to the change in classification of the Calvin Klein® jeans license from an indefinite lived intangible asset to a finite lived intangible asset. The effect of the restatement was to increase amortization expense (which consequently decreased net income or increased net loss) by $378 ($0.01 per share), $1,512 ($0.04 per share), $567 ($0.01 per share) and $567 ($0.01 per share) for the period February 5, 2003 to April 5, 2003, for the period February 5, 2003 to October 4, 2003 and for the second and third quarters of fiscal 2003, respectively. See Note 19 in this Quarterly Report on Form 10-Q and Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Reclassifications:    Certain prior period items have been reclassified to conform to the current period presentation, including certain freight charges, royalty expenses and the reclassifications necessary to account for the Company's discontinued operations.

Note 2—Stock-Based Compensation

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes model to calculate the fair value of stock option awards at the time the awards are granted. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes model, including the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its estimate of the expected life of a stock option of five years upon the vesting period and the option term of ten years for outstanding and issued options. The Company's risk-free rate of return assumption for options granted in 2003 and during the Nine Months Ended October 2, 2004 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis.

During the Nine Months Ended October 2, 2004, the Company granted, net of cancellations, 1,227,000 stock options and 194,700 shares of restricted stock to employees pursuant to the Company's 2003 Stock Incentive Plan. Each of these equity awards will vest annually with respect to 1/3 of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on each date. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and is recognized over the vesting period of the grants on a straight-line basis.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Predecessor
For the Period January 5, 2003 to February 4, 2003
Net income as reported	$2,358,537
Add: Stock-based employee compensation cost included in reported net income, net of related income tax effects	8
Less: Stock-based employee compensation cost, net of income tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(252)
Net income — pro forma	$2,358,293
Income per share:
Basic and diluted — as reported	$44.51
Basic and diluted — pro forma	$44.50
Weighted average number of shares outstanding:
Basic and diluted	52,989,965

Stock-based compensation expense of the Successor for periods presented after February 4, 2003 was as follows:

	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003
Stock-based compensation expense before income taxes:
Stock options	$1,267	$1,187	$3,222	$2,593
Restricted stock grants	774	844	1,953	1,862
Total	2,041	2,031	5,175	4,455
Income tax benefit:
Stock options	519	475	1,321	1,037
Restricted stock grants	318	338	801	745
Total	837	813	2,122	1,782
Stock-based compensation expense after income taxes:
Stock options	748	712	1,901	1,556
Restricted stock grants	456	506	1,152	1,117
Total	$1,204	$1,218	$3,053	$2,673

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The fair values of these stock options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003
Risk free rate of return	3.41%	2.55%	3.38%	2.55%
Dividend yield (a)	—	—	—	—
Expected volatility of the market price of the Company's common stock	35.0%	35.0%	35.0%	35.0%
Expected option life	5 years	5 years	5 years	5 years

(a)	The Company is restricted from paying dividends under the terms of its $275,000 Senior Secured Revolving Credit Facility (the "Exit Financing Facility") and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (the "Senior Notes"). The dividend restrictions under the terms of the Exit Financing Facility were modified on August 1, 2004. See Note 13.

The Predecessor did not grant any stock-based compensation or stock options during the period January 5, 2003 to February 4, 2003.

Note 3—Acquisition

On August 19, 2004 ("Date of Acquisition"), the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (collectively with its subsidiaries, "Ocean Pacific") for $40,018 in cash and the assumption of $1,000 in debt owed to a prior significant shareholder of Ocean Pacific. The assumed debt was repaid simultaneously with the closing. The terms of the acquisition agreement require the Company to make certain contingent payments to the sellers if (i) wholesale net revenues (both directly earned by the Company and earned by the Company's licensees) exceed a defined threshold for fiscal 2007 and (ii) the operating profits of certain defined direct operations of the Company exceed a defined threshold of wholesale net revenues from such defined operations for fiscal 2007 and fiscal 2008. The contingent payments are based upon the amounts earned by the Company in excess of the applicable thresholds. No contingent payments are required if the defined thresholds are not exceeded by the Company. Contingent payments ultimately recorded by the Company will result in an increase in goodwill.

Ocean Pacific, based in Irvine, California, is a surf and beach lifestyle brand which operates through a network of licensees worldwide and offers a broad array of apparel and accessories for men, women, young men, juniors, and kids under its Op®, Ocean Pacific®, Op Classics® and Seven 2® labels. The Company believes opportunities exist to expand Ocean Pacific's business with current licensing partners and in conjunction with the Company's core competencies of swimwear, sportswear and intimate apparel.

The results of Ocean Pacific's operations have been included in the consolidated condensed statement of operations since the Date of Acquisition and the acquired assets and liabilities have been included in the Company's consolidated condensed balance sheet at October 2, 2004. Unaudited pro forma information related to the acquisition is not included since the impact of this transaction is not material to the consolidated results of operations or balance sheet of the Company.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Assets acquired and liabilities assumed at the Date of Acquisition were as follows:

Assets
Accounts receivable	$1,641
Prepaid and other current assets	1,235
Property, plant and equipment	313
Licenses and trademarks (a)	31,028
Goodwill	20,267
Other	143
Total assets (b)	54,627

Liabilities
Related party debt owed to shareholder	1,000
Accounts payable, accrued liabilities and other current liabilities	3,017
Deferred taxes	10,592
Total liabilities (b)	14,609

Purchase price (c)	$40,018

(a)	Intangible assets include various trademarks of Ocean Pacific and certain license agreements, the terms of which grant the Company the right to receive royalties from licensees for periods ranging from one to 21 years.

(b)	The Company is in the process of finalizing its preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition.

(c)	The purchase price is shown net of cash acquired of $181.

Note 4—Discontinued Operations

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

Closure of 44 Speedo Authentic Fitness Retail Stores:    During the fourth quarter of 2003, the Company announced its intention to close its 44 remaining Speedo Authentic Fitness® retail stores. As of October 2, 2004, the Company had ceased all operations related to its 44 stores. During the Nine Months Ended October 2, 2004, the Company recorded, as part of loss from discontinued operations, charges of $1,793 related to future operating lease commitments and landlord settlements, net of possible sublease rental income.

Rationalization of Warner's Europe Operations:    During the fourth quarter of 2003, the Company announced its plan to exit its Warner's® business in Europe. On May 21, 2004, the Company entered

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

into a licensing agreement for its Warner's business in Europe. According to the terms of the agreement, the licensee pays royalties based upon sales. The licensee is not required to pay minimum royalties until fiscal 2007 and no royalties have been received to date.

Summarized operating results for the discontinued operations are as follows:

	Successor
	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003
Net revenues	$897	$18,601
Loss before provision (benefit) for income taxes	(473)	(2,172)
Provision (benefit) for income taxes	(211)	—
Income (loss) from discontinued operations	$(262)	$(2,172)

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
Net revenues	$14,125	$49,125	$5,994
Loss before provision for income taxes	(6,256)	(3,579)	(501)
Provision (benefit) for income taxes	(2,528)	4	—
Loss from discontinued operations	$(3,728)	$(3,583)	$(501)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	October 2, 2004 (a)	January 3, 2004 (b)
Accounts receivable, net	$173	$4,103
Inventories, net	1,008	7,808
Prepaid expenses and other current assets	903	1,284
Property, plant and equipment, net	764	2,563
Intangible and other assets	54	11,367
Assets of discontinued operations	$2,902	$27,125
Accounts payable	$92	$2,333
Accrued liabilities	1,473	5,107
Liabilities of discontinued operations	$1,565	$7,440

(a)	Assets at October 2, 2004 relate to the Warner's business in Europe and liabilities at October 2, 2004 relate to the Warner's business in Europe and the Speedo Authentic Fitness retail stores.

(b)	Assets and liabilities at January 3, 2004 relate to the Warner's business in Europe, the Speedo Authentic Fitness retail stores and the ABS business unit.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 5—Restructuring Items

During the Three Months Ended October 2, 2004 and the Nine Months Ended October 2, 2004, the Company recorded restructuring charges of $403 and $3,866, respectively. During the Three Months Ended October 4, 2003 and for the period February 5, 2003 to October 4, 2003, the Company recorded restructuring charges of $5,241 and $11,265, respectively.

The restructuring charges related to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities, the January 2004 sale of the Company's manufacturing facility in Honduras and the February 2004 sale of the Company's San Luis, Mexico manufacturing facility. In connection with the sale of its manufacturing facility in Honduras, the Company entered into a one-year production agreement with the buyer, pursuant to which the Company guaranteed open purchase order obligations to certain suppliers of the buyer. The Company's obligation to enter into such guarantees expired on July 1, 2004. The production agreement with the buyer allows the Company to set off its payment obligations to the buyer against any payments the Company has made to a supplier pursuant to the related guarantee in the event the buyer defaults on its payment obligations to the supplier. At October 2, 2004, the amount of future payments that the Company could be obligated to make related to guarantees of open purchase orders existing prior to July 1, 2004 was approximately $2,200. The Company's payment obligation to the buyer was $525 at October 2, 2004. The estimated fair value of the guarantees was not material to the Company's consolidated financial statements at October 2, 2004.

A summary of restructuring charges is as follows:

	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003
Employee termination costs and related items (a)	$(488)	$2,611	$2,042	$4,963
Facility shutdown costs, loss (gain) on disposal / write-down of property, plant and equipment (b)	891	2,630	1,677	2,630
Lease and contract termination costs (c)	—	—	119	2,500
Legal and professional fees	—	—	28	1,172
	$403	$5,241	$3,866	$11,265
Cash portion of restructuring items	$46	$2,992	$3,271	$8,968
Non-cash portion of restructuring items	$357	$2,249	$595	$2,297

(a)	For the Nine Months Ended October 2, 2004, includes severance and other benefits of approximately $1,050 payable to employees whose jobs were eliminated as part of the Company's 2003 restructuring initiatives, including severance and other benefits of approximately $992 payable to employees at the Company's San Luis, Mexico manufacturing facility (which was sold during the first quarter of fiscal 2004). During the Three Months Ended October 2, 2004, the Company reduced its accrual for employee termination costs by $560, which amount had previously been accrued, offset by $72 of costs incurred during the quarter.

(b)	Includes $392 of write-down of property, plant and equipment included in prepaid expenses and other current assets.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

(c)	For the Nine Months Ended October 4, 2003, relates to an amount paid to terminate the Company's third–party agreement to distribute Calvin Klein jeans in Secaucus, New Jersey.

Changes in liabilities related to restructuring items are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal Fees	Lease and Contract Termination Costs	Total
Balance at January 3, 2004	$10,550	$236	$420	$—	$11,206
Charges for the Nine Months Ended October 2, 2004	2,042	1,285	28	119	3,474
Cash reductions for the Nine Months Ended October 2, 2004	(9,469)	(1,437)	(336)	(114)	(11,356)
Effect of foreign currencies	(379)	(2)	(10)	(2)	(393)
Balance at October 2, 2004 (a)	$2,744	$82	$102	$3	$2,931

(a)	The Company expects that substantially all of the liabilities related to restructuring items will be paid by the end of 2004.

Employee termination costs relate to approximately 587 employees whose jobs were eliminated as part of the Company's restructuring efforts.

Note 6—Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga®, Body Nancy Ganz™/Bodyslimmers®, JLO by Jennifer Lopez®, Calvin Klein, Lejaby® and Rasurel® brand names. The Intimate Apparel Group also currently operates over 50 Calvin Klein underwear retail stores worldwide (consisting of approximately 40 stores directly operated by the Company and approximately ten stores operated under retail licenses or distributorship agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps® brands.

The Swimwear Group designs, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, Ocean Pacific and Calvin Klein brand names.

Information by business group, excluding discontinued operations, is set forth below.

Certain prior period amounts have been reclassified to conform to the current period presentation, including certain freight charges, royalty expenses and the reclassifications necessary to account for the Company's discontinued operations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate/ Other Items	Total
Successor
For the Three Months Ended October 2, 2004
Net revenues	$158,164	$135,408	$30,862	$324,434	$—	$324,434
Operating income (loss)	17,181	19,047	(9,678)	26,550	(18,744)	7,806
Depreciation and amortization	1,936	1,350	1,038	4,324	3,701	8,025
Restructuring items	—	—	—	—	403	403
Capital expenditures	2,582	2,461	611	5,654	1,786	7,440
For the Nine Months Ended October 2, 2004
Net revenues	$427,713	$323,775	$298,276	$1,049,764	$—	$1,049,764
Operating income (loss)	38,660	39,555	42,393	120,608	(56,836)	63,772
Depreciation and amortization	5,573	4,105	2,899	12,577	10,491	23,068
Restructuring items	—	—	—	—	3,866	3,866
Capital expenditures	5,556	3,715	1,265	10,536	6,313	16,849
For the Three Months Ended October 4, 2003
Net revenues	$148,534	$112,003	$33,134	$293,671	$—	$293,671
Operating income (loss)	17,690	8,823	(9,823)	16,690	(18,092)	(1,402)
Depreciation and amortization	2,793	595	3,433	6,821	1,853	8,674
Restructuring items	—	—	—	—	5,241	5,241
Capital expenditures	1,488	1,079	586	3,153	2,376	5,529
For the Period February 5, 2003 to October 4, 2003
Net revenues	$391,491	$285,349	$249,498	$926,338	$—	$926,338
Operating income (loss)	43,108	15,490	28,601	87,199	(55,721)	31,478
Depreciation and amortization	9,533	5,221	12,035	26,789	7,821	34,610
Restructuring items	—	—	—	—	11,265	11,265
Capital expenditures	4,782	1,521	1,892	8,195	3,371	11,566

Predecessor
For the Period January 5, 2003 to February 4, 2003
Net revenues	$35,306	$37,834	$36,980	$110,120	$—	$110,120
Operating income (loss)	2,304	5,542	8,975	16,821	(35,945)	(19,124)
Depreciation and amortization	1,102	939	495	2,536	1,785	4,321
Reorganization items	—	—	—	—	29,805	29,805
Capital expenditures	149	202	10	361	282	643
Successor Balance Sheet
Total Assets:
October 2, 2004	$324,857	$291,408	$247,859	$864,124	$283,487	$1,147,611
January 3, 2004	300,634	244,676	292,184	837,494	246,348	1,083,842
Property, Plant and Equipment:
October 2, 2004	$14,283	$15,135	$15,712	$45,130	$44,718	$89,848
January 3, 2004	16,993	14,166	20,942	52,101	44,764	96,865
Goodwill:
October 2, 2004	$22,714	$10,772	$35,523	$69,009	$—	$69,009
January 3, 2004	22,335	10,592	15,002	47,929	—	47,929

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

	Successor
	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003
Unallocated corporate expenses	$14,640	$10,998
Restructuring items	403	5,241
Depreciation and amortization of corporate assets	3,701	1,853
Corporate/other expenses	$18,744	$18,092

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
Unallocated corporate expenses	$42,479	$36,635	$4,355
Reorganization items	—	—	29,805
Restructuring items	3,866	11,265	—
Depreciation and amortization of corporate assets	10,491	7,821	1,785
Corporate/other expenses	$56,836	$55,721	$35,945

A reconciliation of Group operating income to total income (loss) from continuing operations before provision (benefit) for income taxes is as follows:

	Successor
	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003
Group operating income	$26,550	$16,690
Corporate/other items	(18,744)	(18,092)
Operating income (loss)	7,806	(1,402)
Other income	(66)	(904)
Interest expense, net	5,018	5,896
Income (loss) from continuing operations before provision (benefit) for income taxes	$2,854	$(6,394)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
Group operating income	$120,608	$87,199	$16,821
Corporate/other items	(56,836)	(55,721)	(35,945)
Operating income (loss)	63,772	31,478	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)
Fresh start adjustments	—	—	(765,726)
Other (income) loss	(2,027)	(2,232)	359
Interest expense, net	15,168	15,675	1,751
Income from continuing operations before provision for income taxes	$50,631	$18,035	$2,437,188

Geographic Information:    Net revenues summarized by geographic location are as follows:

	Successor
	For the Three Months Ended October 2, 2004	% of Net Revenues	For the Three Months Ended October 4, 2003	% of Net Revenues
Net revenues:
United States	$231,152	71.2%	$209,612	71.4%
Canada	21,714	6.7%	20,983	7.1%
Europe	54,050	16.7%	51,855	17.7%
Mexico	8,910	2.7%	3,314	1.1%
Asia	8,608	2.7%	7,907	2.7%
	$324,434	100.0%	$293,671	100.0%

	Successor				Predecessor
	For the Nine Months Ended October 2, 2004	% of Net Revenues	For the Period February 5, 2003 to October 4, 2003	% of Net Revenues	For the Period January 5, 2003 to February 4, 2003	% of Net Revenues
Net revenues:
United States	$766,004	73.0%	$693,851	74.8%	$82,821	75.2%
Canada	66,462	6.3%	60,761	6.6%	5,815	5.3%
Europe	172,685	16.4%	141,438	15.3%	17,848	16.2%
Mexico	23,822	2.3%	12,194	1.3%	1,849	1.7%
Asia	20,791	2.0%	18,094	2.0%	1,787	1.6%
	$1,049,764	100.0%	$926,338	100.0%	$110,120	100.0%

Information about Major Customer:    No customer accounted for 10% or more of the Company's net revenues for the Three Months Ended October 2, 2004 or for the Nine Months Ended October 2, 2004. For the Three Months Ended October 4, 2003, Federated Department Stores, Inc. accounted for 11.1% of the Company's net revenues. No other single customer accounted for 10% or more of the Company's net revenues for the period February 5, 2003 to October 4, 2003 or for the period January 5, 2003 to February 4, 2003.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 7—Income Taxes

Successor Company

The provision for income taxes of $988 for the Three Months Ended October 2, 2004 consists of an income tax benefit of $4,390 on domestic losses and an income tax expense of $5,378 on foreign earnings. The provision for income taxes of $20,633 for the Nine Months Ended October 2, 2004 consists of an income tax expense of $4,949 on domestic earnings and $15,684 on foreign earnings. The income tax benefit of $1,335 for the Three Months Ended October 4, 2003 consists of an income tax benefit of $1,876 on domestic losses partially offset by an income tax expense of $541 on foreign earnings. The provision for income taxes of $8,452 for the period February 5, 2003 to October 4, 2003 consists of an income tax expense of $925 on domestic earnings and $7,527 on foreign earnings.

The Company has not provided for any tax benefit for certain foreign losses incurred during the Three Months Ended October 2, 2004 and the Three Months Ended October 4, 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses.

During the Three Months Ended October 2, 2004, the Company increased its valuation allowance by $77,522 to $201,489, primarily due to the recognition of Predecessor net operating loss carryforwards as described in the paragraph below. The increase in the Company's valuation allowance has been recorded against goodwill.

Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of $246,234, which can be used to reduce U.S. taxable income, if any, by approximately $23,000 per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

Predecessor Company

The provision for income taxes of $78,150 for the period January 5, 2003 to February 4, 2003 consists of a deferred income tax provision of $77,584 related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start accounting and an income tax expense related to foreign earnings of $566.

Note 8—Employee Retirement Plans

The Company has a defined benefit pension plan, which covers substantially all full-time domestic employees (the "Pension Plan"). The Pension Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide postretirement benefits to retired employees ("Other Benefit Plans"). The Other Benefit Plans are, in most cases, contributory with retiree contributions adjusted annually.

On October 5, 2003 (the beginning of the fourth quarter of fiscal 2003), the Company changed its method of accounting for the Pension Plan to a method that accelerates the recognition of gains or

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

losses on Pension Plan assets and the liability for Pension Plan obligations. The Company previously deferred gains and losses on pension plan assets in excess of the expected rate of return and amortized the deferred amount into operations over the remaining estimated service life. The Company believes that the accelerated method is preferable because the recorded pension liability will approximate fair value. Pursuant to SFAS 87, Employers' Accounting for Pensions, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary in the fourth quarter of each year. This change has resulted in additional volatility in pension expense or income and will continue to result in volatility in future periods. Therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period.

The components of net periodic benefit cost were as follows:

	Pension Benefit Plan		Other Benefit Plans
	Successor		Successor
	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003
Service cost	$—	$—	$80	$62
Interest cost	2,136	—	78	73
Expected return on plan assets	(1,806)	—	—	—
Amortization of net (gain) loss	—	—	(8)	—
Net periodic benefit cost	$330	$—	$150	$135

	Pension Benefit Plan			Other Benefit Plans
	Successor		Predecessor	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
Service cost	$—	$—	$—	$240	$166	$9
Interest cost	6,408	—	—	234	196	24
Expected return on plan assets	(5,418)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	(34)
Amortization of net (gain) loss	—	—	—	(24)	—	—
Net periodic benefit cost	$990	$—	$—	$450	$362	$(1)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was passed into law. The Act provides for a subsidy for certain costs related to prescription drug benefits to sponsors of postretirement healthcare plans that provide prescription drug benefits to retirees. FASB Staff Position ("FSP") No. 106-2 defines the accounting treatment for changes in postretirement benefit liabilities and postretirement benefits expense that are necessitated by the provisions of the Act. FSP No. 106-2 was effective for the Three Months Ended October 2, 2004. Based upon the provisions of the Company's postretirement benefit plans, the retirees eligible to participate in such plans, the participation rate of such retirees and the contribution rates attributable

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

to the participants in the plans, the Company does not believe that the enactment of the Act was a "Significant Event" to its postretirement benefit plans as defined in paragraph 73 of SFAS No. 106, Employers Accounting for Post Retirement Benefits Other Than Pensions. The Company will incorporate the effects of the Act, if any, in the Company's next measurement of its postretirement benefit obligations as of January 1, 2005. The Company may amend its existing postretirement plans so that benefits payable under the plans will qualify for reimbursement under the Act in the future. Such amendments, if any, will be reflected in future valuations of the Company's postretirement benefit obligation and determination of the related postretirement benefits expense.

Note 9—Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Successor
	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003
Net income (loss)	$1,604	$(7,231)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,621	(2,180)
Changes in unrealized gains or losses on marketable securities	(1)	51
	1,620	(2,129)
Total comprehensive income (loss)	$3,224	$(9,360)

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
Net income	$26,270	$6,000	$2,358,537
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,305)	6,218	244
Changes in unrealized gains or losses on marketable securities	(27)	76	308
	(5,332)	6,294	552
Total comprehensive income	$20,938	$12,294	$2,359,089

The components of accumulated other comprehensive income were as follows:

	October 2, 2004	January 3, 2004
Foreign currency translation adjustments	$6,251	$11,556
Unrealized gain on marketable securities, net	8	35
Total accumulated other comprehensive income	$6,259	$11,591

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10—Accounts Receivable

As of October 2, 2004 and January 3, 2004, the Company had $255,228 and $260,142 of open trade invoices and other receivables and $7,980 and $6,785 of open debit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of October 2, 2004 and January 3, 2004, the Company recorded $50,940 and $57,436 of accounts receivable reserves, respectively.

Note 11—Inventories

Inventories are valued at the lower of cost (using the first-in first-out method) or market and are summarized as follows:

	October 2, 2004	January 3, 2004
Finished goods	$219,062	$197,438
Work in process and goods in transit	53,438	45,043
Raw materials	32,060	37,358
	$304,560	$279,839

Note 12—Goodwill and Intangible Assets

The following tables set forth intangible assets at October 2, 2004 and January 3, 2004 and the activity in the intangible asset accounts during the Nine Months Ended October 2, 2004:

	October 2, 2004	January 3, 2004
Indefinite lived intangible assets:
Trademarks (a)	$150,239	$125,327
Licenses in perpetuity	45,500	45,500
	195,739	170,827
Finite lived intangible assets:
Licenses for a term (Company as licensee)	104,030	104,030
Licenses for a term (Company as licensor) (a)	5,861
Sales order backlog (fully amortized)	11,800	11,800
Other (fully amortized)	662	662
	122,353	116,492
Less accumulated amortization	(18,049)	(15,796)
	104,304	100,696
Intangible assets, net	$300,043	$271,523

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Trademarks	Licenses in Perpetuity	Finite lived Intangible Assets	Total
Balance at January 3, 2004	$125,327	$45,500	$100,696	$271,523
Acquisition of Ocean Pacific (a)	25,167		5,861	31,028
Amortization expense	—	—	(2,253)	(2,253)
Translation adjustments	(255)	—	—	(255)
Balance at October 2, 2004	$150,239	$45,500	$104,304	$300,043

(a)	Following the acquisition of Ocean Pacific on August 19, 2004 (See Note 3), the Company recorded $25,167 related to its preliminary estimate of the fair value of indefinite lived trademarks acquired. In addition, the Company recorded $5,861 related to its preliminary estimate of the fair value of finite lived intangible assets related to license agreements which grant the Company the right to receive royalties for a fixed term. The amortization periods related to these finite lived intangible assets are equal to the estimated duration of each individual license and range from one to 21 years.

The following table summarizes the Company's estimated amortization expense for the next five years:

2005	$3,815
2006	3,785
2007	3,720
2008	3,504
2009	3,369

The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended October 2, 2004:

Goodwill balance at January 3, 2004	$47,929
Adjustment:
Acquisition of Ocean Pacific (a)	20,267
Income taxes (b)	813
Goodwill balance at October 2, 2004	$69,009

(a)	Following the acquisition of Ocean Pacific on August 19, 2004 (See Note 3), the Company recorded $20,267 related to its preliminary estimate of goodwill associated with the acquisition. Approximately $1,713 related to the acquired goodwill and other intangible assets is expected to be deductible for income tax purposes over the next four years. Ocean Pacific is included in the Company's Swimwear Group. The Company is in the process of finalizing its preliminary allocation of the Ocean Pacific purchase price.

(b)	Relates primarily to deferred tax adjustments due to basis differences resulting from the filing of the Company's 2003 U.S. corporate income tax return, offset by the decrease in the valuation allowance as a result of the realization of certain deferred tax assets.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 13—Debt

Debt was as follows:

	October 2, 2004	January 3, 2004
8 7/8% Senior Notes due 2013 (a)	$210,000	$210,000
Unrealized loss on Senior Notes (a)	497	—
Capital lease obligations	858	1,132
	$211,355	$211,132

(a)	The Company was in compliance with the covenants of the Senior Notes at October 2, 2004 and January 3, 2004. On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $50,000. The Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon the six month London Interbank Offered Rate ("LIBOR") plus 4.11% (5.97% at October 2, 2004 and 5.34% at January 3, 2004). As a result of the Swap Agreement, the weighted average effective interest rate of the Senior Notes was reduced to 8.18% as of October 2, 2004 and 8.03% as of January 3, 2004. The Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the Swap Agreement as a hedge against the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of October 2, 2004, the fair value of the Swap Agreement was a gain of $497, recorded as part of other assets, which was offset by a corresponding loss on the hedged debt. As of January 3, 2004, the fair value of the Swap Agreement was a loss of $536, recorded as part of long-term debt, which was offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated condensed statements of operations as the provisions of the Swap Agreement match the provisions of the hedged debt.

On November 12, 2003, the Exit Financing Facility was amended to: (i) modify certain definitions and covenants; (ii) permit certain asset sales; (iii) permit the use of cash balances to fund acquisitions; and (iv) allow the Company to repurchase up to $10,000 of the Company's outstanding Senior Notes.

On August 1, 2004, the Exit Financing Facility was further amended to increase financial flexibility and reduce commitment fees. Specifically, the Exit Financing Facility was amended to: (i) reduce the available borrowings from $275,000 to $175,000 on which the Company pays commitment fees (the Company retained the right to increase the amount of borrowing available to a maximum of $325,000, equal to the maximum amount of borrowing available prior to the amendment); (ii) increase the amount of liens the Company can incur to $10,000; (iii) increase the amount of indebtedness the Company can incur to $10,000; (iv) increase the Company's ability to make investments in foreign subsidiaries to $10,000; (v) permit investments in investment grade securities; (vi) allow the Company to pay dividends, repurchase indebtedness and repurchase common stock in an aggregate of $50,000, provided that after such payment or repurchases the Company has $50,000 of "cash on hand"' (as defined in the Exit Financing Facility); and (vii) permit the cash portion of asset sales to be as low as fifty percent of the total sales price (the remainder to be paid by note), provided that there are no borrowings outstanding under the Exit Financing Facility.

The Company's ability to pay dividends, repurchase indebtedness and repurchase common stock is limited by certain provisions of the indenture governing the Senior Notes.

On August 19, 2004 the Company assumed $1,000 of debt as part of the acquisition of Ocean Pacific. The debt was paid in full simultaneously with the closing of the acquisition (See Note 3).

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

As of October 2, 2004, the Company had approximately $55,623 of cash and cash equivalents available as collateral against outstanding letters of credit of $60,957, cash and cash equivalents, primarily in foreign operations, of $20,334, and $169,666 of borrowing capacity available under its Exit Financing Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit. The Company was in compliance with the covenants of the Exit Financing Facility at October 2, 2004 and January 3, 2004.

Note 14—Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There are no shares of preferred stock issued and outstanding.

Note 15—Supplemental Cash Flow Information

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
Cash paid during the period for:
Interest, net of interest income received	$10,188	$9,145	$14,844
Income taxes paid (refunded)	(393)	11,422	273
Supplemental non-cash investing and financing activities:
Note receivable on asset sales	670	—	—
Accounts payable for purchase of property, plant and equipment	1,662	—	—
Accounts receivable for reimbursement of capital expenditures from leased facilities	140	—	—

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16—Income (Loss) Per Common Share

	Successor
	For the Three Months Ended October 2, 2004	For the Three Months Ended October 4, 2003
Numerator for basic and diluted income (loss) per common share from continuing operations:
Income (loss) from continuing operations	$1,866	$(5,059)
Basic:
Weighted average number of shares outstanding used in computing income (loss) per common share	45,465,525	45,064,553
Income (loss) per common share from continuing operations	$0.04	$(0.11)
Diluted:
Weighted average number of shares outstanding	45,465,525	45,064,553
Effect of dilutive securities:
Employee stock options	446,737	—
Unvested employees' restricted stock	244,311	—
Weighted average number of shares and share equivalents outstanding	46,156,573	45,064,553
Income (loss) per common share from continuing operations	$0.04	$(0.11)
Number of anti-dilutive "out of the money" stock options outstanding	237,600	226,000

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Successor		Predecessor
	For the Nine Months Ended October 2, 2004	For the Period February 5, 2003 to October 4, 2003	For the Period January 5, 2003 to February 4, 2003
Numerator for basic and diluted income per common share from continuing operations:
Income from continuing operations	$29,998	$9,583	$2,359,038
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,351,922	45,027,954	52,989,965
Income per common share from continuing operations	$0.66	$0.21	$44.52
Diluted:
Weighted average number of shares outstanding	45,351,922	45,027,954	52,989,965
Effect of dilutive securities:
Employee stock options	423,318	32,562	—
Unvested employees' restricted stock	201,011	125,048	—
Weighted average number of shares and share equivalents outstanding	45,976,251	45,185,564	52,989,965
Income per common share from continuing operations	$0.65	$0.21	$44.52
Number of anti-dilutive "out of the money" stock options outstanding	364,800	254,000	3,692,363

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations. In addition, the effect of all potentially dilutive securities has been excluded from the computation of loss per common share for the Three Months Ended October 4, 2003 because the effect would have been anti-dilutive. Dilutive securities at October 4, 2003 included 2,608,000 employee stock options and 552,500 shares of unvested restricted stock.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 17—Legal Matters

SEC Investigation:     As previously disclosed, the Company reached a settlement with the SEC on the proposed allegations related to matters that had been under investigation. Pursuant to the settlement, on May 11, 2004, the SEC issued an administrative order requiring that the Company cease and desist from committing or causing any violations and future violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The cease-and-desist order, in which the Company neither admits nor denies the findings, was pursuant to the Company's offer of settlement. The Company paid no fine under the SEC settlement. As part of the settlement, the Company agreed to certain undertakings, including retention of an independent consultant to perform a review of the Company's internal controls and policies relating to its inventory systems, internal audit, financial reporting and other accounting functions. On October 29, 2004, the independent consultant delivered its report to the Special Committee of the Board of Directors, which report was thereafter delivered to the SEC. In addition, the Company agreed that for a period of two years its Chief Administrative Officer (who previously served as General Counsel) shall not sign any documents to be filed with the SEC by or on behalf of the Company and shall not participate in or be responsible for the preparation or review of such filings except under limited circumstances. The Company has also agreed that for a period of two years its General Counsel shall continue to report directly to the Audit Committee of the Board of Directors on any matters relating to the Company's financial reporting obligations. The Company does not expect the settlement with the SEC to have a material effect on its financial condition, results of operations or business.

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

Note 18—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of October 2, 2004 and January 3, 2004 and for the Nine Months Ended October 2, 2004, the period February 5, 2003 to October 4, 2003 and the period January 5, 2003 to February 4, 2003 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the "Guarantor Subsidiaries"); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries"); and (v) the Company on a consolidated basis.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	October 2, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52,952	$237	$22,768	$—	$75,957
Accounts receivable, net	—	—	154,436	57,832	—	212,268
Inventories	—	100,152	125,289	79,119	—	304,560
Prepaid expenses and other current assets	—	32,599	11,769	20,479	—	64,847
Assets of discontinued operations	—	—	—	2,902	—	2,902
Total current assets	—	185,703	291,731	183,100	—	660,534
Property, plant and equipment, net		11,590	57,950	20,308		89,848
Investment in subsidiaries	788,643	557,998	—	—	(1,346,641)	—
Other assets	—	125,714	254,899	16,616	—	397,229
Total assets	$788,643	$881,005	$604,580	$220,024	$(1,346,641)	$1,147,611
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$444	$1,121	$—	$1,565
Accounts payable, accrued liabilities and accrued taxes	—	121,175	45,199	74,210	—	240,584
Total current liabilities	—	121,175	45,643	75,331	—	242,149
Intercompany accounts	237,271	(223,882)	63,205	(76,594)		—
Long-term debt	—	210,497	—	858	—	211,355
Other long-term liabilities	—	131,680	281	10,774	—	142,735
Stockholders' equity	551,372	641,535	495,451	209,655	(1,346,641)	551,372
Total liabilities and stockholders' equity	$788,643	$881,005	$604,580	$220,024	$(1,346,641)	$1,147,611

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,872	$501	$19,084	$—	$53,457
Accounts receivable, net	—	—	159,309	50,182	—	209,491
Inventories	—	75,054	138,264	66,521	—	279,839
Prepaid expenses and other current assets	—	18,344	9,140	34,462	—	61,946
Assets of discontinued operations	—	—	20,792	6,333	—	27,125
Total current assets	—	127,270	328,006	176,582	—	631,858
Property, plant and equipment, net	—	63,661	12,068	21,136	—	96,865
Investment in subsidiaries	767,705	553,537	—	—	(1,321,242)	—
Other assets	—	192,554	145,619	16,946	—	355,119
Total assets	$767,705	$937,022	$485,693	$214,664	$(1,321,242)	$1,083,842
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$3,487	$3,953	$—	$7,440
Accounts payable, accrued liabilities and accrued taxes	—	112,552	42,592	76,455	—	231,599
Total current liabilities	-	112,552	46,079	80,408	—	239,039
Intercompany accounts	245,044	(165,694)	(22,980)	(56,370)	—	—
Long-term debt	—	210,000	—	1,132	—	211,132
Other long-term liabilities	—	108,920	31	2,059	—	111,010
Stockholders' equity	522,661	671,244	462,563	187,435	(1,321,242)	522,661
Total liabilities and stockholders' equity	$767,705	$937,022	$485,693	$214,664	$(1,321,242)	$1,083,842

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Nine Months Ended October 2, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$303,876	$462,535	$283,353	$—	$1,049,764
Cost of goods sold	—	230,403	313,792	157,967	—	702,162
Gross profit	—	73,473	148,743	125,386	—	347,602
Selling, general and administrative expenses	—	101,429	95,214	82,331	—	278,974
Pension expense	—	990	—	—	—	990
Restructuring items	—	3,508	38	320	—	3,866
Operating income	—	(32,454)	53,491	42,735	—	63,772
Equity in income of subsidiaries	(26,270)	—	—	—	26,270	—
Intercompany	—	(1,630)	(4,500)	6,130	—	—
Other (income) expense, net	—	(15,448)	14,980	(1,559)	—	(2,027)
Interest (income) expense, net	—	33,294	(18,999)	873	—	15,168
Income (loss) from continuing operations before provision (benefit) for income taxes	26,270	(48,670)	62,010	37,291	(26,270)	50,631
Provision (benefit) for income taxes	—	(19,832)	25,269	15,196	—	20,633
Income (loss) from continuing operations	26,270	(28,838)	36,741	22,095	(26,270)	29,998
Income (loss) from discontinued operations, net of income taxes	—	—	(3,854)	126	—	(3,728)
Net income (loss)	$26,270	$(28,838)	$32,887	$22,221	$(26,270)	$26,270

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period February 5, 2003 to October 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$290,771	$402,473	$233,094	$—	$926,338
Cost of goods sold	—	208,279	292,666	137,240	—	638,185
Gross profit	—	82,492	109,807	95,854	—	288,153
Selling, general and administrative expenses	—	93,167	79,845	60,598	—	233,610
Amortization of sales order backlog	—	3,300	8,500	—	—	11,800
Restructuring items	—	5,472	3,586	2,207	—	11,265
Operating income	—	(19,447)	17,876	33,049	—	31,478
Equity in income of subsidiaries	(6,000)	—	—	—	6,000	—
Intercompany	—	(68)	(3,799)	3,867	—	—
Other (income) expense, net	—	(22,662)	22,591	(2,161)	—	(2,232)
Interest (income) expense, net	—	39,568	(25,887)	1,994	—	15,675
Income (loss) from continuing operations before provision (benefit) for income taxes	6,000	(36,285)	24,971	29,349	(6,000)	18,035
Provision for income taxes	—	1,039	376	7,037	—	8,452
Income (loss) from continuing operations	6,000	(37,324)	24,595	22,312	(6,000)	9,583
Loss from discontinued operations, net of income taxes	—	—	(1,259)	(2,324)	—	(3,583)
Net income (loss)	$6,000	$(37,324)	$23,336	$19,988	$(6,000)	$6,000

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period January 5, 2003 to February 4, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$25,673	$57,091	$27,356	$—	$110,120
Cost of goods sold	—	15,666	36,852	14,765	—	67,283
Gross profit	—	10,007	20,239	12,591	—	42,837
Selling, general and administrative expenses	—	13,873	9,034	9,249	—	32,156
Reorganization items	—	29,922	—	(117)	—	29,805
Operating income (loss)	—	(33,788)	11,205	3,459	—	(19,124)
Equity in income of subsidiaries	(2,358,537)	—	—	—	2,358,537	—
Gain on cancellation of pre-petition indebtedness	—	(1,567,721)	(124,975)	—	—	(1,692,696)
Fresh start adjustments	—	(765,726)	—	—	—	(765,726)
Other expense	—	359	—	—	—	359
Interest (income) expense, net	—	1,887	(4)	(132)	—	1,751
Income from continuing operations before provision for income taxes	2,358,537	2,297,413	136,184	3,591	(2,358,537)	2,437,188
Provision for income taxes	—	77,603	—	547	—	78,150
Income from continuing operations	2,358,537	2,219,810	136,184	3,044	(2,358,537)	2,359,038
Loss from discontinued operations, net of income taxes	—	—	(303)	(198)	—	(501)
Net income (loss)	$2,358,537	$2,219,810	$135,881	$2,846	$(2,358,537)	$2,358,537

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For The Nine Months Ended October 2, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2,429)	$18,741	$32,209	$6,600	$—	$55,121
Net cash provided by (used in) operating activities from discontinued operations	—	—	(5,057)	1,021	—	(4,036)
Net cash provided by (used in) operating activities	(2,429)	18,741	27,152	7,621	—	51,085
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	5,467	—	243	—	5,710
Purchase of property, plant and equipment	—	(9,706)	(1,577)	(4,044)	—	(15,327)
Business acquisitions			(40,018)			(40,018)
Landlord reimbursements	—	5,283	—	—	—	5,283
Proceeds from sale of business unit	—	—	15,179	—	—	15,179
Net cash provided by (used in) investing activities from continuing operations	—	1,044	(26,416)	(3,801)	—	(29,173)
Net cash provided by investing activities from discontinued operations	—	—	—	1,137	—	1,137
Net cash provided by (used in) investing activities	—	1,044	(26,416)	(2,664)	—	(28,036)
Cash flows from financing activities:
Payment of deferred financing costs	—	(705)	—	—	—	(705)
Proceeds from issuance of stock, net	2,429	—	—	—	—	2,429
Repayments under other debt agreements	—	—	(1,000)	(274)	—	(1,274)
Net cash provided by (used in) financing activities	2,429	(705)	(1,000)	(274)	—	450
Translation adjustments	—	—	—	(999)	—	(999)
Increase (decrease) in cash and cash equivalents	—	19,080	(264)	3,684	—	22,500
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$52,952	$237	$22,768	$—	$75,957

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period February 5, 2003 to October 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$658	$67,322	$6,023	$9,133	$—	$83,136
Net cash used in operating activities from discontinued operations	—	—	(2,869)	(4,808)	—	(7,677)
Net cash provided by (used in) operating activities	658	67,322	3,154	4,325	—	75,459
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	109	—	—	—	109
Purchase of property, plant and equipment	—	(6,940)	(2,765)	(1,861)	—	(11,566)
Net cash used in investing activities from continuing operations	—	(6,831)	(2,765)	(1,861)	—	(11,457)
Net cash provided by (used in) investing activities from discontinued operations	—	—	(446)	—	—	(446)
Net cash used in investing activities	—	(6,831)	(3,211)	(1,861)	—	(11,903)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	—	(39,200)	—	—	—	(39,200)
Proceeds from issuance of Senior Notes due 2013	—	210,000	—	—	—	210,000
Repayment of Second Lien Notes	—	(200,942)	—	—	—	(200,942)
Repayment of debt, including capital lease obligations	—	(5,050)	—	(82)	—	(5,132)
Proceeds from issuance of stock, net	(658)	—	—	—	—	(658)
Payment deferred financing costs		(8,339)	—	—	—	(8,339)
Net cash provided by (used in) financing activities	(658)	(43,531)	—	(82)	—	(44,271)
Translation adjustments	—	—	—	3,864	—	3,864
Increase (decrease) in cash and cash equivalents	—	16,960	(57)	6,246	—	23,149
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	6,610	339	13,757	—	20,706
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$23,570	$282	$20,003	$—	$43,855

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$—	$(126,583)	$(1,209)	$103,521	$—	$(24,271)
Net cash used in operating activities from discontinued operations	—	—	1,469	(2,124)		(655)
Net cash provided by (used in) operating activities	—	(126,583)	260	101,397	—	(24,926)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from continuing operations	—	(468)	(159)	(16)	—	(643)
Net cash provided by (used in) investing activities from discontinued operations	—	—	(102)	—	—	(102)
Net cash used in investing activities	—	(468)	(261)	(16)	—	(745)
Cash flows from financing activities:
Borrowings (repayments) under revolving credit facility	—	39,200	—	—	—	39,200
Borrowings (repayments) under other debt agreements	—	785	—	(1,500)	—	(715)
Repayments of pre-petition debt	—	—	—	(106,112)	—	(106,112)
Net cash provided by (used in) financing activities	—	39,985	—	(107,612)	—	(67,627)
Translation adjustments	—	—	—	(21)	—	(21)
Increase (decrease) in cash and cash equivalents	—	(87,066)	(1)	(6,252)	—	(93,319)
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	93,676	340	20,009	—	114,025
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$6,610	$339	$13,757	$—	$20,706

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 19—Restatement of 2003 Quarterly Financial Statements

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004, in the course of finalizing the Company's 2003 financial statements, the Company, after consultation with its auditors, determined that its Calvin Klein jeans license, which had been classified as an indefinite lived intangible asset and thus not amortized, should be classified as a finite lived intangible asset and amortized over the remaining license period of 42 years commencing February 5, 2003. As a result, the Company restated its statements of operations for the period February 5, 2003 to April 5, 2003, for the second and third quarters of fiscal 2003 and for the period February 5, 2003 to October 4, 2003 to reflect amortization expense related to the Calvin Klein jeans license. The restatement reduced net income (or increased net loss) and had no effect on cash flows from operations. See Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

As a result of the restatement, the Company recorded a non-cash amortization charge of $567, or $0.01 of net income per diluted share, and $1,512, or $0.04 of net income per diluted share, for the Three Months Ended October 4, 2003 and for the period February 5, 2003 to October 4, 2003, respectively. The Company notes that due to this restatement, its previously filed Quarterly Report on Form 10-Q for the quarterly period ended October 4, 2003 should not be relied upon by investors and should be read in conjunction with the restated results appearing in Notes 28 and 29 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

A summary of the effects of the restatement is set forth below:

	For the Three Months Ended October 4, 2003		For the Period February 5, 2003 to October 4, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Selling, general and administrative expenses (a)	$80,054	$80,621	$232,098	$233,610
Operating income (loss) (a)	(835)	(1,402)	32,990	31,478
Income (loss) from continuing operations before provision for income taxes (a)	(5,827)	(6,394)	19,547	18,035
Income (loss) from continuing operations (a)	(4,492)	(5,059)	11,095	9,583
Net income (loss)	$(6,664)	$(7,231)	$7,512	$6,000
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations (a)	$(0.10)	$(0.11)	$0.25	$0.21
Net income (loss)	$(0.15)	$(0.16)	$0.17	$0.13

(a)	Certain prior period items have been reclassified to conform to the current period presentation, including the reclassifications necessary to account for the Company's discontinued operations.

Note 20—Subsequent Event

On November 5, 2004, the Company entered into a second interest rate swap agreement with respect to the Company's Senior Notes for a total notional amount of $25,000. The swap provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month LIBOR plus 4.34%. The swap agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the swap a fair value hedge of the changes in fair value of $25,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q and in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004. References to the "Predecessor" refer to the Company prior to February 4, 2003. References to the "Successor" refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting. References to the "Third Quarter of Fiscal 2004" refer to results of operations of the Successor for the thirteen-week period from July 4, 2004 to October 2, 2004. References to the "Nine Months Ended October 2, 2004" refer to results of operations of the Successor for the thirty-nine-week period from January 4, 2004 to October 2, 2004. References to the "Third Quarter of Fiscal 2003" refer to the results of operations of the Successor for the thirteen-week period from July 6, 2003 to October 4, 2003. References to the "Nine Months Ended October 4, 2003" refer to results of operations of the Successor for the thirty-five-week period from February 5, 2003 to October 4, 2003 combined with the results of operations of the Predecessor for the four-week period from January 5, 2003 to February 4, 2003. References to "Warner's/Olga/Body/JLO" refer to the Company's Warner's®, Olga®, Body Nancy Ganz™ /Bodyslimmers® and JLO by Jennifer Lopez® ("JLO") brand names.

Overview

The Company licenses, designs, sources, manufactures and markets a broad line of intimate apparel, sportswear and swimwear worldwide. The Company sells its products under many highly recognized brand names. The Company's products are distributed, domestically and internationally, primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandisers. The Intimate Apparel Group also operates over 50 Calvin Klein® underwear retail stores worldwide (consisting of approximately 40 stores directly operated by the Company and approximately ten stores operated under retail licenses or distributorship agreements).

During the third quarter of fiscal 2004, the Company (i) expanded its product offerings by making the initial shipments of Chaps denim, JLO by Jennifer Lopez lingerie and Choice Calvin Klein® and by introducing Axcelerate by Speedo and CK 39, (ii) signed a new license agreement for Michael Kors® swimwear, (iii) expanded its Calvin Klein underwear retail presence in the United States, Europe and Asia and (iv) acquired Ocean Pacific Apparel Corp. These initiatives demonstrate the Company's commitment to improve its operating performance and grow revenues through product extensions, geographic expansion, new licensing opportunities and strategic acquisitions.

Acquisition of Ocean Pacific

On August 19, 2004 the Company, acquired Ocean Pacific Apparel Corp. (collectively with its subsidiaries, "Ocean Pacific") for approximately $40.0 million in cash and the assumption of $1.0 million in debt. The assumed debt was repaid simultaneously with the closing. Ocean Pacific, based in Irvine, California, is a surf and beach lifestyle brand which operates through a network of licensees worldwide and offers a broad array of apparel and accessories catering to men, women, young men, juniors and children under its Op®, Ocean Pacific®, Op Classics® and Seven 2® labels. The Company believes opportunities exist to expand Ocean Pacific's business with current licensing partners and in conjunction with the Company's core competencies of swimwear, sportswear and intimate apparel.

Financial and Operating Highlights

	Third Quarter of Fiscal 2004	Third Quarter of Fiscal 2003	Increase	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003	Increase
	(in thousands of dollars, except per share amounts)
Net revenues	$324,434	$293,671	$30,763	$1,049,764	$1,036,458	$13,306
Operating income (loss)	7,806	(1,402)	9,208	63,772	12,354	51,418
Income (loss) from continuing operations	1,866	(5,059)	6,925	29,998	2,368,621	(2,338,623)
Net income (loss)	$1,604	$(7,231)	$8,835	$26,270	$2,364,537	$(2,338,267)
Diluted income (loss) per common share from continuing operations (a)	$0.04	$(0.11)	$0.15	$0.65	n/a	n/a
Net income (loss) (a)	$0.03	$(0.16)	$0.19	$0.57	n/a	n/a

(a)	The Company emerged from bankruptcy on February 4, 2003, and therefore the prior year results of the Successor are for the eight-month period commencing February 5, 2003 and ending October 4, 2003. For that period, income from continuing operations was $9.6 million, or $0.21 per diluted share, and net income was $6.0 million, or $0.13 per diluted share.

Net revenues increased $30.8 million, or 10.5%, for the Third Quarter of Fiscal 2004 as compared to the Third Quarter of Fiscal 2003. Revenue gains in Sportswear and Intimate Apparel were partially offset by a decline in the Swimwear Group's net revenues. In the Sportswear Group, Calvin Klein jeans reported increased revenue and Chaps® continued its positive performance from the first half of fiscal 2004. The increase in net revenues in the Intimate Apparel Group reflects increases in Calvin Klein underwear, Lejaby, retail and Warner's/Olga/Body/JLO. The Company continues to increase its distribution of Calvin Klein underwear through expansion of its wholesale distribution business, its Calvin Klein underwear retail business and the launch of the new Choice Calvin Klein label. The increase in Warner's/Olga/Body/JLO is attributable to sales of JLO (which commenced in July 2004), partially offset by declines in the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands. The Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands remain challenged as management continues its efforts to reposition these brands. Net revenues for the Third Quarter of Fiscal 2004 includes approximately $6.2 million related to the effect of favorable foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Net revenues increased $13.3 million, or 1.3%, for the Nine Months Ended October 2, 2004 compared to the Nine Months Ended October 4, 2003. The majority of the increase was attributable to the Swimwear Group, reflecting increases in both Speedo® and Designer swimwear net revenues. In the Sportswear Group, increases in Chaps and Calvin Klein accessories were partially offset by declines in Calvin Klein jeans (due primarily to a planned reduction of sales to low margin off-price channels) and Mass sportswear licensing (due to the sale of the White Stag® trademark in December 2003). The increase in net revenues in the Intimate Apparel Group reflects increases in Calvin Klein underwear, Lejaby and retail, partially offset by declines in Warner's/Olga/Body/JLO. Net revenues for the Nine Months Ended October 2, 2004 includes approximately $27.7 million related to the effect of favorable foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Gross profit was $102.7 million, or 31.6% of net revenues, for the Third Quarter of Fiscal 2004 compared to $86.4 million, or 29.4% of net revenues, for the Third Quarter of Fiscal 2003. An improved mix of regular to off-price sales contributed to the 220 basis point rise in gross profit as a percentage of net revenues.

Gross profit was $347.6 million, or 33.1% of net revenues, for the Nine Months Ended October 2, 2004 compared to $331.0 million, or 31.9% of net revenues, for the Nine Months Ended October 4, 2003. An improved mix of regular to off-price sales contributed to the 120 basis point rise in gross profit as a percentage of net revenues.

Selling, general and administrative ("SG&A") expenses were $94.1 million, or 29.0% of net revenues, for the Third Quarter of Fiscal 2004 compared to $80.6 million, or 27.5% of net revenues, for the Third Quarter of Fiscal 2003. The Company continues to invest in the marketing of new and existing brands. During the Third Quarter of Fiscal 2004, the Company recorded $8.6 million in increased advertising and marketing expense over the Third Quarter of Fiscal 2003 to support, among other efforts, ongoing Calvin Klein jeans, Lejaby, and Speedo marketing programs as well as the launches of Choice Calvin Klein, Sensual Support®, JLO and Chaps denim.

SG&A expenses were $279.0 million, or 26.6% of net revenues, for the Nine Months Ended October 2, 2004 compared to $265.8 million, or 25.6% of net revenues, for the Nine Months Ended October 4, 2003. During the Nine Months Ended October 2, 2004, the Company recorded $10.6 million in increased advertising and marketing expense over the Nine Months Ended October 4, 2003 to support the above-mentioned marketing programs and launches. SG&A expenses for the Nine Months Ended October 2, 2004 includes the effect of approximately $3.3 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Net income increased to $1.6 million, or $0.03 per diluted share, for the Third Quarter of Fiscal 2004 compared to a net loss of $7.2 million, or $0.16 per diluted share, for the Third Quarter of Fiscal 2003, primarily as a result of increased net revenues, lower restructuring related expenses in the Third Quarter of Fiscal 2004 and lower amortization expense related to sales order backlog recorded upon the adoption of fresh start accounting on February 4, 2003, partially offset by higher marketing expenses.

Net income for the Nine Months Ended October 2, 2004 was $26.3 million, or $0.57 per diluted share. The Company emerged from bankruptcy on February 4, 2003, and therefore the prior year results of the Successor are for the eight-month period commencing February 5, 2003 and ending October 4, 2003. For that period, net income was $6.0 million, or $0.13 per diluted share.

The Company's working capital (current assets minus current liabilities) increased $25.6 million reflecting the increase in operating activities primarily related to the increase in net revenues during the Nine Months Ended October 2, 2004. Inventory increased from $279.8 million at January 3, 2004 to $304.6 million at October 2, 2004, primarily in anticipation of projected sales in the fourth quarter of fiscal 2004. Cash increased by $22.5 million, or 42.1%, to $76.0 million at October 2, 2004 compared to $53.5 million at January 3, 2004.

The Company continues to strive to improve its cash flow through more efficient operations. Cash flow provided by operating activities during the Nine Months Ended October 2, 2004 was comparable to the Nine Months Ended October 4, 2003 despite an increase in the level of inventory on hand in anticipation of projected sales in the fourth quarter of fiscal 2004. The operating cash flows and the proceeds from asset sales contributed to the Company's strong liquidity position. At October 2, 2004, the Company had approximately $169.7 million of credit available under its $275 million Senior Secured Revolving Credit Facility (as amended, the "Exit Financing Facility") and $76.0 million of cash and cash equivalents on hand.

During the Third Quarter of Fiscal 2004, the Company continued to streamline its operations and position its businesses to improve its operating margins, while also improving product lead times and quality and reducing product costs. The Company has increased its investment in working capital to improve its level of service to customers and in anticipation of projected sales in the fourth quarter.

During the Nine Months Ended October 2, 2004, the Company continued the following initiatives:

•	Restructuring activities begun in fiscal 2003. The Company: (i) ceased all remaining operations related to its 44 Speedo Authentic Fitness retail stores; and (ii) on May 21, 2004, entered into an agreement to license the Warner's trademark in Europe.

•	Internal control and corporate oversight. The Company engaged BDO Seidman LLP to assist in its documentation and testing of internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations. In addition, since the end of fiscal 2003, the Company has recruited two additional independent directors, increasing the number of independent directors on its Board to seven. The Company expects to continue to recruit and hire talented individuals for the organization and its Board of Directors.

Risks and Uncertainties

The Company believes that, although there are many opportunities available to it, the Company also faces a number of risks in its business. These risks include downturns in the economies of the Company's principal markets, weakness in the department store channel of distribution in the United States, changes in import regulations and import tariffs and the uncertainties relating to the Company's ability to design and source fashionable, high quality products that generate excitement and consumer demand and to import the materials and products it needs on a timely basis to satisfy the demands of its customers. The Company attempts to address these risks by offering a wide variety of products at various price points through multiple channels of distribution as well as through its conservative inventory management, conservative capital structure and strong foundation of basic products that are less susceptible to changes in demand.

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the United States dollar. These exposures are primarily related to the Company's operations in Canada, Mexico and Europe. These operations accounted for approximately 26% and 25% of the Company's net revenues for the Third Quarter and Nine Months Ended October 2, 2004, respectively.

The Company's exposure to changes in interest rates is mitigated because the Company does not have any borrowings outstanding under the Exit Financing Facility and the interest rate on the Company's 8 7/8% Senior Notes due 2013 (the "Senior Notes") is fixed. The Company's exposure to changes in interest rates is limited to changes in short-term interest rates related to the Company's interest rate swap agreements. See "Capital Resources and Liquidity" for a discussion of the Company's interest rate swap agreements.

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

Inventories

The Company values its inventories at the lower of cost (determined on a first-in, first-out basis) or market. The Company evaluates its inventories to identify excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident, rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its reserves for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to increase its reserve estimates substantially.

At October 2, 2004, the Company had inventory with a carrying value of approximately $43.1 million that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of October 2, 2004, the Company had reduced the carrying value of such inventory by $23.2 million for excess, obsolete and other inventory adjustments. At January 3, 2004, the Company had inventory with a carrying value of approximately $18.5 million that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 3, 2004, the Company had reduced the carrying value of such inventory by approximately $11.0 million for excess, obsolete and other inventory adjustments. The carrying value of the Company's inventories was adjusted to fair value at February 4, 2003 in connection with the adoption of fresh start accounting.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Third Quarter of Fiscal 2004 compared to the Third Quarter of Fiscal 2003 and the Nine Months Ended October 2, 2004 compared to the Nine Months Ended October 4, 2003. The Nine Months Ended October 4, 2003 includes the results for the period February 5, 2003 to October 4, 2003 combined with the results for the period January 5, 2003 to February 4, 2003.

	Successor
	Third Quarter of Fiscal 2004	% of Net Revenues	Third Quarter of Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Net revenues	$324,434	100.0%	$293,671	100.0%
Cost of goods sold	221,761	68.4%	207,246	70.6%
Gross profit	102,673	31.6%	86,425	29.4%
Selling, general and administrative expenses	94,134	29.0%	80,621	27.5%
Pension expense	330	0.1%	—	0.0%
Amortization of sales order backlog	—	0.0%	1,965	0.7%
Restructuring items	403	0.1%	5,241	1.8%
Operating income (loss)	7,806	2.4%	(1,402)	−0.5%
Other (income) loss	(66)		(904)
Interest expense, net	5,018		5,896
Income (loss) from continuing operations before provision (benefit) for income taxes	2,854		(6,394)
Provision (benefit) for income taxes	988		(1,335)
Income (loss) from continuing operations	1,866		(5,059)
Income (loss) from discontinued operations, net of income taxes	(262)		(2,172)
Net income (loss)	$1,604		$(7,231)

	Successor						Predecessor
	Nine Months Ended October 2, 2004	% of Net Revenues	Nine Months Ended October 4, 2003	% of Net Revenues	For the Period February 5, 2003 to October 4, 2003	% of Net Revenues	For the Period January 5, 2003 to February 4, 2003	% of Net Revenues
				(in thousands of dollars)
Net revenues	$1,049,764	100.0%	$1,036,458	100.0%	$926,338	100.0%	$110,120	100.0%
Cost of goods sold	702,162	66.9%	705,468	68.1%	638,185	68.9%	67,283	61.1%
Gross profit	347,602	33.1%	330,990	31.9%	288,153	31.1%	42,837	38.9%
Selling, general and administrative expenses	278,974	26.6%	265,766	25.6%	233,610	25.2%	32,156	29.2%
Pension expense	990	0.1%	—	0.0%	—	0.0%	—	0.0%
Amortization of sales order backlog	—	0.0%	11,800	1.1%	11,800	1.3%	—	0.0%
Restructuring items	3,866	0.4%	11,265	1.1%	11,265	1.2%	—	0.0%
Reorganization items	—	0.0%	29,805	2.9%	—	0.0%	29,805	27.1%
Operating income (loss)	63,772	6.1%	12,354	1.2%	31,478	3.4%	(19,124)	–17.4%
Gain on cancellation of pre-petition indebtedness	—		(1,692,696)		—		(1,692,696)
Fresh start adjustments	—		(765,726)		—		(765,726)
Other (income) loss	(2,027)		(1,873)		(2,232)		359
Interest expense, net	15,168		17,426		15,675		1,751
Income from continuing operations before provision for income taxes	50,631		2,455,223		18,035		2,437,188
Provision for income taxes	20,633		86,602		8,452		78,150
Income from continuing operations	29,998		2,368,621		9,583		2,359,038
Loss from discontinued operations, net of income taxes	(3,728)		(4,084)		(3,583)		(501)
Net income	$26,270		$2,364,537		$6,000		$2,358,537

Net Revenues

The Company's products are widely distributed through all major channels of trade. The following table summarizes the Company's percentage of net revenues by channel of trade for the Nine Months Ended October 2, 2004 compared to the Nine Months Ended October 4, 2003:

	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003
United States — wholesale
Department stores, independent retailers and specialty stores	36%	37%
Chain stores	6%	7%
Mass merchandisers	8%	8%
Membership clubs and other	23%	23%
Total United States — wholesale	73%	75%
International — wholesale	26%	24%
Retail	1%	1%
Net revenues — consolidated	100%	100%

Net revenues by segment were as follows:

	Third Quarter of Fiscal 2004	Third Quarter of Fiscal 2003	Increase (Decrease)	% Change	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$158,164	$148,534	$9,630	6.5%	$427,713	$426,797	$916	0.2%
Sportswear Group	135,408	112,003	23,405	20.9%	323,775	323,183	592	0.2%
Swimwear Group	30,862	33,134	(2,272)	−6.9%	298,276	286,478	11,798	4.1%
Net revenues	$324,434	$293,671	$30,763	10.5%	$1,049,764	$1,036,458	$13,306	1.3%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Third Quarter of Fiscal 2004	Third Quarter of Fiscal 2003	Increase (Decrease)	% Change	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Warner's/Olga/Body/JLO	$48,165	$47,390	$775	1.6%	$114,313	$134,922	$(20,609)	−15.3%
Calvin Klein underwear	82,782	76,293	6,489	8.5%	221,869	204,263	17,606	8.6%
Lejaby	23,609	21,824	1,785	8.2%	83,428	78,486	4,942	6.3%
Retail	3,608	3,007	601	20.0%	8,103	9,090	(987)	−10.9%
Total continuing business units	158,164	148,514	9,650	6.5%	427,713	426,761	952	0.2%
Discontinued / sold business units	—	20	(20)	−100.0%	—	36	(36)	−100.0%
Intimate Apparel Group	$158,164	$148,534	$9,630	6.5%	$427,713	$426,797	$916	0.2%

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

The increase in Warner's/Olga/Body/JLO net revenues reflects increases in Canada and Mexico of $1.6 million and $0.7 million, respectively, partially offset by a $1.5 million decline in the United States. The increase in Canada primarily relates to sales of JLO lingerie which commenced in July 2004. The decline in net revenues in the United States primarily reflects continued difficulty for the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands at retail, partially offset by an increase of $8.9 million related to sales of JLO lingerie which commenced in July 2004. Management is in the process of repositioning and reinvigorating the Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands.

The increase in Calvin Klein underwear net revenues reflects increases of $5.4 million, $0.8 million and $0.1 million in the United States, Asia and Europe, respectively. The increase in the United States primarily relates to the launch of the Company's new Calvin Klein Choice label (approximately $4.0 million) combined with a 15.6% increase in net revenues related to the men's underwear business, partially offset by a 5.4% decline in net revenues related to the women's underwear business. The Company believes the growth in the men's underwear business is due to improvements and innovations in product design and an increase in marketing spend. The decline in the women's business reflects a decrease in re-orders from customers. The increase in Europe reflects sales related to the introduction of the Company's new Calvin Klein Choice label of $1.1 million combined with the effect of a stronger euro, partially offset by a decrease in the men's underwear business. The increase in net revenues in Asia primarily reflects the expansion of the Company's business in China.

The increase in Lejaby reflects an increase of $0.8 million in the United States primarily related to the launch of Lejaby Rose in March 2004 combined with an increase of $1.0 million in Europe. The increase in Lejaby net revenues in Europe primarily reflects the positive impact of a stronger euro of $1.5 million, partially offset by a decrease of $0.5 million, primarily related to declines in sales volumes.

Nine Months Ended October 2, 2004 compared to Nine Months Ended October 4, 2003

The decrease in Warner's/Olga/Body/JLO net revenues reflects a $22.7 million decline in the United States, partially offset by a combined increase of $2.0 million in foreign operations. The decline in net revenues in the United States primarily reflects continued difficulty for the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands at retail, partially offset by an increase of $8.9 million related to sales of JLO lingerie which commenced in July 2004. Management is in the process of repositioning and reinvigorating the Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands.

The increase in Calvin Klein underwear net revenues reflects a $7.7 million, $9.2 million and $0.8 million increase in the United States, Europe and all other foreign operations, respectively. The Company experienced increases in sales in the United States of approximately $10.0 million partially offset by an increase in sales allowances and returns of approximately $2.3 million. The increase in sales reflects growth in both the men's and women's business combined with the launch of the Company's new Calvin Klein Choice label (approximately $4.0 million). The Company believes the increase in sales volumes is a result of improvements and innovations in product design and an increase in marketing spend. The increase in net revenues in Europe reflects growth in both the men's and women's underwear business and sales related to the introduction of the Company's new Calvin Klein Choice label of $1.1 million, combined with the positive impact of a stronger euro.

The increase in Lejaby reflects an increase of $2.6 million in the United States primarily related to the launch of LejabyRose in March 2004 combined with an increase of $2.3 million in Europe. The increase in Lejaby net revenues in Europe primarily reflects the effect of a positive impact of a stronger euro of $7.1 million, partially offset by a decrease in sales volume of $4.8 million.

Sportswear Group

Sportswear Group net revenues were as follows:

	Third Quarter of Fiscal 2004	Third Quarter of Fiscal 2003	Increase (Decrease)	% Change	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Chaps	$46,234	$39,651	$6,583	16.6%	$107,548	$98,490	$9,058	9.2%
Calvin Klein jeans	84,110	64,565	19,545	30.3%	200,335	203,693	(3,358)	−1.6%
Calvin Klein accessories (a)	3,809	3,482	327	9.4%	10,370	8,951	1,419	15.9%
Mass sportswear licensing	1,255	4,305	(3,050)	−70.8%	5,522	12,049	(6,527)	−54.2%
Sportswear Group	$135,408	$112,003	$23,405	20.9%	$323,775	$323,183	$592	0.2%

(a)	The Calvin Klein accessories license will expire in the first quarter of 2006.

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Chaps net revenues increased $6.6 million and $1.5 million in the United States and Mexico, respectively, partially offset by a decrease of $1.5 million in Canada. The increase in Chaps United States net revenues includes $5.5 million of net revenues related to the launch of the new denim line in June 2004 combined with a net increase of $1.1 million across all other lines.

Calvin Klein jeans net revenues increased $15.4 million, $1.3 million and $2.8 million in the United States, Canada and Mexico, respectively. The increase in net revenues in the United States reflects an increase in sales to membership clubs of $26.6 million, partially offset by a planned reduction of sales to low margin off-price channels of $8.4 million coupled with a net decline across all other channels of $2.8 million.

The decrease in Mass sportswear licensing revenues reflects the sale of the White Stag trademark to Wal-Mart in December 2003.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

Chaps net revenues increased $9.7 million and $1.6 million in the United States and Mexico, respectively, partially offset by a decrease of $2.3 million in Canada. The increase in Chaps domestic net revenues includes $9.3 million of net revenues related to the launch of the new denim line in June 2004 combined with a net increase of $0.4 million across all other lines.

Calvin Klein jeans net revenues reflects a decrease of $11.1 million in the United States, partially offset by an increase of $6.7 million and $1.0 million in Mexico and Canada, respectively. The decrease in the United States reflects declines in department store sales and sales to military base stores as well as a planned reduction of sales to low margin off-price channels, partially offset by an increase in sales to membership clubs and to stores operated by the licensor. The Company also experienced a 350 basis point reduction in allowances and returns as a percentage of net revenues, which management believes is the result of reinvigorated designs and extended product offerings. The increase in Mexico net revenues relates to volume increases in sales of certain men's basic lines to department stores combined with increased sales to membership clubs.

The decrease in Mass sportswear licensing net revenues reflects the sale of the White Stag trademark to Wal-Mart in December 2003.

Swimwear Group

Swimwear Group net revenues were as follows:

	Third Quarter of Fiscal 2004	Third Quarter of Fiscal 2003	Increase (Decrease)	% Change	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$26,717	$28,553	$(1,836)	−6.4%	$196,844	$192,421	$4,423	2.3%
Designer swimwear	2,053	3,547	(1,494)	−42.1%	96,784	90,770	6,014	6.6%
Ocean Pacific	657	—	657	0.0%	657	—	657	0.0%
Online retail store	1,435	1,034	401	38.8%	3,991	3,287	704	21.4%
Swimwear Group	$30,862	$33,134	$(2,272)	−6.9%	$298,276	$286,478	$11,798	4.1%

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

The decrease in Speedo net revenues primarily reflects the elimination of a fleece program for a single customer that was discontinued after the 2003 season, partially offset by an increase in sales of women's swimwear to membership clubs.

The decrease in Designer Swimwear net revenues reflects a decrease in gross sales of $0.2 million combined with an increase in sales allowances and returns of $1.3 million. The net decrease in sales volumes primarily related to the timing of certain sales to a significant customer.

Net revenues of Ocean Pacific relate to the acquisition of Ocean Pacific in August 2004 and represent royalty income.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

The increase in Speedo net revenues reflects a decrease in sales allowances and returns of $5.6 million, partially offset by a decrease in gross sales of $1.2 million. The reduction in sales allowances and returns reflects better product performance at retail this year over last, requiring lower sales allowances in the current year. The gross sales decrease reflects the elimination of the fleece line offset by higher sales in the off-price channel.

The increase in Designer Swimwear net revenues reflects an increase in gross sales of $9.9 million, partially offset by an increase in sales allowance and returns of $3.9 million. The increase in gross sales primarily relates to the Company's new Merona line ($6.8 million) and increased sales of Nautica and Anne Cole swimwear ($16.6 million), partially offset by declines in Polo (license terminated in June 2003) and Sunset Beach swimwear ($14.3 million).

Net revenues of Ocean Pacific relate to the acquisition of Ocean Pacific in August 2004 and represents royalty income.

Gross Profit

Gross profit was as follows:

	Third Quarter of Fiscal 2004	% of Segment Net Revenues	Third Quarter of Fiscal 2003	% of Segment Net Revenues	Nine Months Ended October 2, 2004	% of Segment Net Revenues	Nine Months Ended October 4, 2003	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$55,276	34.9%	$51,776	34.9%	$152,794	35.7%	$152,844	35.8%
Sportswear Group	39,026	28.8%	26,783	23.9%	92,796	28.7%	76,732	23.7%
Swimwear Group	8,371	27.1%	7,866	23.7%	102,012	34.2%	101,414	35.4%
Total gross profit	$102,673	31.6%	$86,425	29.4%	$347,602	33.1%	$330,990	31.9%

Third Quarter of Fiscal 2004 compared to Third Quarter of Fiscal 2003

The increase in gross profit of $16.2 million reflects increases of $12.2 million, $3.5 million and $0.5 million in the Sportswear Group, Intimate Apparel Group and Swimwear Group, respectively. Gross profit as a percentage of net revenues increased 220 basis points, primarily due to a more favorable mix of regular to off-price sales. Gross profit for the Third Quarter of Fiscal 2004 includes an effect of approximately $4.1 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group gross profit increased $3.5 million, or 6.8%, primarily reflecting an increase in net revenues. The increase in gross margin of 10 basis points reflects a favorable regular to off-price sales mix partially offset by an increase of 170 basis points in the rate of allowances and markdowns as a percentage of net revenues.

Sportswear Group gross profit increased $12.2 million, or 45.7%, and gross margin increased 490 basis points, reflecting increased sales volumes and an improved regular to off-price sales mix primarily in the Calvin Klein jeans business as a result of the Company's planned reduction of sales to low margin off-price channels.

Swimwear Group gross profit increased $0.5 million, or 6.4%. Ocean Pacific gross profit was $0.6 million. Speedo gross profit increased 15.0% due to a more favorable sales mix and lower manufacturing costs. This increase was offset by a lower Designer gross profit, resulting from lower net sales.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

The increase in gross profit of $16.6 million reflects an increase of $16.1 million and $0.6 million in the Sportswear Group and Swimwear Group, respectively, offset by a decrease of $0.1 million in the Intimate Apparel Group. Gross profit as a percentage of net revenues increased 120 basis points primarily due to a more favorable mix of regular to off-price sales. Gross profit for the Nine Months Ended October 2, 2004 includes an effect of approximately $11.7 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group gross profit decreased $0.1 million due primarily to inefficiencies in production and sourcing of $5.1 million, partially offset by a favorable regular to off-price sales mix of $5.0 million. The inefficiencies in production and sourcing are primarily a function of the decline in net sales in the Warner's, Olga and Body Nancy Ganz businesses in the United States resulting in unfavorable product sourcing and other variances.

Sportswear Group gross profit increased $16.1 million, or 20.9%, and gross margin increased 490 basis points. The increase in gross profit and gross margin reflects an improved regular to off-price sales mix, primarily as a result of the Company's planned reduction of sales to low margin off-price channels combined with better allowance and markdown experience.

Swimwear Group gross profit increased $0.6 million reflecting sales volume increases primarily in the off-price channel. The 120 basis point reduction in gross margin primarily reflects a less favorable regular to off-price sales mix as a result of the increase in off-price sales.

Selling, General and Administrative Expenses

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

SG&A expenses increased $13.5 million, or 16.8%, to $94.1 million (29.0% of net revenues) for the Third Quarter of Fiscal 2004 from $80.6 million (27.5% of net revenues) for the Third Quarter of Fiscal 2003 reflecting a planned increase of $8.6 million in marketing expenses in connection with the Company's investment in the marketing of new and existing brands, a $1.8 million increase in selling expenses and a $3.1 million increase in administrative expenses. The increase in administrative expenses includes an increase in professional and consulting fees of approximately $1.5 million, an increase in corporate depreciation expense of $1.8 million and an increase in incentive compensation of $0.8 million, partially offset by a net reduction of $1.0 million due to cost saving initiatives. Approximately $0.9 million of the increase in SG&A expenses related to the impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

SG&A expenses increased $13.2 million, or 5.0%, to $279.0 million (26.6% of net revenues) for the Nine Months Ended October 2, 2004 from $265.8 million (25.6% of net revenues) for the Nine Months Ended October 4, 2003. Marketing expenses increased $10.6 million reflecting the Company's investment in new and existing brands and selling expenses increased $3.0 million consistent with the increase in net revenues. Partially offsetting these increases was a decrease of $0.4 million in administrative expenses due to the Company's cost saving initiatives. The decrease in administrative expenses includes a decline of $3.8 million related to legal fees and certain employee-related costs incurred in the Nine Months Ended October 4, 2003 that were not incurred in the Nine Months Ended October 2, 2004, which costs were associated with the Company's emergence from bankruptcy on February 4, 2003. SG&A expenses for the Nine Months Ended October 2, 2004 include an effect of approximately $3.3 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Amortization of Sales Order Backlog

Results of operations in the Third Quarter of Fiscal 2003 and the Nine Months Ended October 4, 2003 included $2.0 million and $11.8 million, respectively, of expenses related to the amortization of sales order backlog recorded in connection with the adoption of fresh start accounting on February 4, 2003. The sales order backlog at February 4, 2003 was fully amortized by the end of the Third Quarter of Fiscal 2003.

Restructuring Items

During the Third Quarter of Fiscal 2004 and Nine Months Ended October 2, 2004, the Company recorded restructuring charges of $0.4 million and $3.9 million, respectively. During the Third Quarter of Fiscal 2003 and Nine Months Ended October 4, 2003, the Company recorded restructuring charges of $5.2 million and $11.3 million, respectively. The restructuring charges related to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities, the January 2004 sale of the Company's manufacturing facility in Honduras and the February 2004 sale of the Company's San Luis, Mexico manufacturing facility.

A summary of restructuring charges is as follows:

	Third Quarter of Fiscal 2004	Third Quarter of Fiscal 2003	Nine Months Ended October 2, 2004	Period February 5, 2003 to October 4, 2003
	(in thousands of dollars)
Employee termination costs and related items (a)	$(488)	$2,611	$2,042	$4,963
Facility shutdown costs, loss (gain) on disposal / write-down of property, plant and equipment (b)	891	2,630	1,677	2,630
Lease and contract termination costs (c)	—	—	119	2,500
Legal and professional fees	—	—	28	1,172
	$403	$5,241	$3,866	$11,265
Cash portion of restructuring items	$46	$2,992	$3,271	$8,968
Non-cash portion of restructuring items	$357	$2,249	$595	$2,297

(a)	For the Nine Months Ended October 2, 2004, includes severance and other benefits of approximately $1.0 million payable to employees whose jobs were eliminated as part of the

Company's 2003 restructuring initiatives and severance and other benefits of approximately $1.0 million related to employees at the Company's San Luis manufacturing facility in Mexico which was sold during the first quarter of fiscal 2004. During the Third Quarter of Fiscal 2004, following a change in estimate, the Company reduced its accrual for employee termination costs by $0.6 million, which amount had previously been accrued, offset by $0.1 million of costs incurred during the quarter. As of October 2, 2004, severance benefits were payable to approximately 587 employees whose positions were eliminated.

(b)	Includes $0.4 million of write-down of property, plant and equipment included in prepaid expenses and other current assets.

(c)	For the Nine Months Ended October 4, 2003, relates to an amount paid to terminate the Company's third–party agreement to distribute Calvin Klein jeans in Secaucus, New Jersey.

Changes in liabilities related to restructuring items from continuing operations are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal Fees	Lease and Contract Termination Costs	Total
	(in thousands of dollars)
Balance at January 3, 2004	$10,550	$236	$420	$—	$11,206
Charges for the Nine Months Ended October 2, 2004	2,042	1,285	28	119	3,474
Cash reductions for the Nine Months Ended October 2, 2004	(9,469)	(1,437)	(336)	(114)	(11,356)
Effect of foreign currencies	(379)	(2)	(10)	(2)	(393)
Balance at October 2, 2004	$2,744	$82	$102	$3	$2,931

Reorganization Items

Reorganization items were $29.8 million for the period January 5, 2003 to February 4, 2003, reflecting the final settlement of bankruptcy claims and lease terminations of $10.1 million, employee retention and severance claims of $14.5 million, legal and professional fees of $4.5 million and other costs of $0.7 million. No comparable expenses were incurred in the Nine Months Ended October 2, 2004.

Operating Income

The following table presents operating income by group:

	Third Quarter of Fiscal 2004	% of Net Revenues	Third Quarter of Fiscal 2003	% of Net Revenues	Nine Months Ended October 2, 2004	% of Net Revenues	Nine Months Ended October 4, 2003	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$17,181	5.3%	$17,690	6.0%	$38,660	3.7%	$45,412	4.4%
Sportswear Group	19,047	5.9%	8,823	3.0%	39,555	3.8%	21,032	2.0%
Swimwear Group	(9,678)	–3.0%	(9,823)	–3.3%	42,393	4.0%	37,576	3.6%
Group operating income	26,550	8.2%	16,690	5.7%	120,608	11.5%	104,020	10.0%
Unallocated corporate expenses	(18,341)	–5.7%	(12,851)	–4.4%	(52,970)	–5.0%	(50,596)	–4.9%
Restructuring items	(403)	–0.1%	(5,241)	–1.8%	(3,866)	–0.4%	(11,265)	–1.1%
Reorganization items	—	0.0%	—	0.0%	—	0.0%	(29,805)	–2.9%
Operating income (loss)	$7,806	2.4%	$(1,402)	–0.5%	$63,772	6.1%	$12,354	1.2%

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

The increase in operating income of $9.2 million reflects an increase in group operating income of $9.9 million, due primarily to an increase in net revenues and gross profit and a decrease in restructuring items of $4.8 million, partially offset by an increase in unallocated corporate expenses of $5.5 million. The increase in group operating income includes the effect of a $2.0 million decrease in amortization expense related to sales order backlog in the 2003 period in connection with the adoption of fresh start accounting. Operating income for the Third Quarter of Fiscal 2004 includes the effect of approximately $3.1 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

Operating income increased $51.4 million reflecting an increase in group operating income of $16.6 million and a decrease in restructuring and reorganization items of $37.2 million, partially offset by an increase in unallocated corporate expenses of $2.4 million. The increase in group operating income includes the effect of an $11.8 million decrease in amortization expense related to sales order backlog which was incurred in the 2003 period in connection with the adoption of fresh start accounting. Operating income for the Nine Months Ended October 2, 2004 includes an effect of approximately $8.4 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Third Quarter of Fiscal 2004	% of Brand Net Revenues	Third Quarter of Fiscal 2003	% of Brand Net Revenues	Nine Months Ended October 2, 2004	% of Brand Net Revenues	Nine Months Ended October 4, 2003	% of Brand Net Revenues
	(in thousands of dollars)
Continuing:
Warner's/Olga/Body/JLO	$2,960	6.1%	$4,153	8.8%	$(1,370)	–1.2%	$8,063	6.0%
Calvin Klein underwear	11,586	14.0%	13,083	17.1%	33,655	15.2%	29,694	14.5%
Lejaby	2,288	9.7%	196	0.9%	6,455	7.7%	8,199	10.4%
Retail	347	9.6%	269	8.9%	(80)	–1.0%	(167)	–1.8%
Total continuing business units	17,181	10.9%	17,701	11.9%	38,660	9.0%	45,789	10.7%
Total discontinued and sold business units	—	—	(11)	n/m	—	—	(377)	n/m
Intimate Apparel Group	$17,181	10.9%	$17,690	11.9%	$38,660	9.0%	$45,412	10.6%

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Intimate Apparel Group operating income decreased $0.5 million primarily reflecting a decrease in the Warner's/Olga/Body/JLO and Calvin Klein underwear brands partially offset by an increase in Lejaby. The $1.2 million decrease in Warner's/Olga/Body/JLO operating income reflects a decline in Warner's/Olga/Body/JLO gross profit of $3.3 million primarily due to a decrease in net revenues combined with manufacturing and sourcing inefficiencies, partially offset by a decrease of $2.1 million in SG&A expenses due to cost cutting initiatives undertaken by management in 2004. The $1.2 million decline in Warner's/Olga/Body/JLO operating income reflects a decline of $3.2 million related to the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands, partially offset by an increase of $2.0 million related to operations of JLO (which sales commenced in July 2004). Management is in the process of repositioning and reinvigorating the Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands. The $1.5 million decrease in Calvin Klein underwear operating income reflects a $4.1 million increase in gross profit as a result of increased net revenues and the positive effect of a stronger euro, combined with a decrease of $0.4 million in amortization expense related to sales order backlog, partially offset by a $6.0 million increase in SG&A expenses primarily related to a 5.7% increase in marketing spend as a percentage of net revenues and the impact of a stronger euro. The increase in Lejaby operating income of $2.1 million reflects an increase of $2.3 million in gross profit combined with the positive impact of a stronger Euro, partially offset by a $0.2 million increase in SG&A expenses.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

Intimate Apparel Group operating income decreased $6.8 million primarily reflecting a decrease in the Warner's/Olga/Body/JLO and Lejaby brands partially offset by an increase in Calvin Klein underwear. The $9.4 million decrease in Warner's/Olga/Body/JLO operating income reflects a decline in Warner's/Olga/Body/JLO gross profit of $15.4 million as a result of a decrease in net revenues, partially offset by a decrease of $5.6 million in SG&A expenses due to cost cutting initiatives undertaken by management in 2004 and a decrease in selling expenses in connection with reduced net revenues. The $9.4 million decline in Warner's/Olga/Body/JLO operating income reflects a decline of $8.6 million related to the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands, partially offset by an increase of $0.8 million related to operations of JLO (which sales commenced in July 2004). Management is in the process of repositioning and reinvigorating the Warner's, Olga and Body Nancy Ganz/Bodyslimmers brands. The decrease in Lejaby operating income of $1.7 million reflects a $4.7 million increase in SG&A expenses primarily related to increased marketing costs of approximately $2.9 million associated with a new European advertising campaign, combined with the impact of a stronger euro. Partially offsetting this increase was a $3.0 million increase in Lejaby gross profit, as noted above. The $3.9 million increase in Calvin Klein underwear operating income reflects a $12.1 million increase in gross profit as a result of increased net revenues and the positive effect of a stronger euro, combined with a $2.2 million decrease in amortization of sales order backlog. Offsetting this net increase was an increase of $10.4 million in SG&A expenses, primarily due to a 220 basis point increase in marketing spend as a percentage of net revenues, the increase in sales volumes and the effect of a stronger euro.

Sportswear Group

Sportswear Group operating income was as follows:

	Third Quarter of Fiscal 2004	% of Brand Net Revenues	Third Quarter of Fiscal 2003	% of Brand Net Revenues	Nine Months Ended October 2, 2004	% of Brand Net Revenues	Nine Months Ended October 4, 2003	% of Brand Net Revenues
	(in thousands of dollars)
Chaps	$4,771	10.3%	$4,881	12.3%	$11,219	10.4%	$8,370	8.5%
Calvin Klein jeans	13,540	16.1%	(17)	0.0%	24,330	12.1%	2,477	1.2%
Calvin Klein accessories	432	11.3%	717	20.6%	1,856	17.9%	1,174	13.1%
Mass sportswear licensing	304	24.2%	3,242	75.3%	2,150	38.9%	9,011	74.8%
Sportswear Group	$19,047	14.1%	$8,823	7.9%	$39,555	12.2%	$21,032	6.5%

(a) The Calvin Klein accessories license will expire in the first quarter of 2006.

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Sportswear Group operating income increased $10.2 million reflecting an increase in Calvin Klein jeans, partially offset by decreases in Chaps, CalvinKlein accessories and Mass sportswear licensing. The increase of $13.6 million in Calvin Klein jeans operating income reflects an increase in gross profit of $13.8 million due to an increase in net revenues (as previously discussed), partially offset by a $0.2 million increase in SG&A expenses. SG&A expenses as a percentage of net revenues declined 400 basis points primarily related to a decrease in warehouse and distribution expenses as a result of the Company relocating its Calvin Klein jeans distribution center in 2003 from a third-party operated facility to the Company's facility in Duncansville, Pennsylvania. The decrease in operating income of Mass sportswear licensing is attributable to the sale of the White Stag trademark in December 2003.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

Sportswear Group operating income increased $18.5 million reflecting increases in Calvin Klein jeans, Chaps and Calvin Klein accessories, partially offset by decreases in Mass sportswear licensing. The increase of $2.8 million in Chaps operating income reflects an increase in gross profit of $2.4 million, due primarily to an increase in net revenues, combined with a $0.8 million reduction in amortization of sales order backlog, partially offset by an increase of $0.4 million increase in SG&A expenses. The increase in SG&A expenses included a $1.2 million increase in marketing, selling and administrative expenses in connection with the increase in net revenues. The increase of $21.9 million in Calvin Klein jeans operating income reflects an increase in gross profit of $19.0 million due primarily to the increase in net revenues (as previously discussed) combined with a $2.9 million reduction in SG&A expenses, primarily related to a decrease in warehouse and distribution expenses as a result of the Company relocating its distribution center in 2003 from a third-party operated facility to the Company's facility in Duncansville, Pennsylvania. The decrease in operating income of Mass sportswear licensing reflects the sale of the White Stag trademark in December 2003.

Swimwear Group

Swimwear Group operating income was as follows:

	Third Quarter of Fiscal 2004	% of Brand Net Revenues	Third Quarter of Fiscal 2003	% of Brand Net Revenues	Nine Months Ended October 2, 2004	% of Brand Net Revenues	Nine Months Ended October 4, 2003	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$(3,413)	−12.8%	$(5,645)	−19.8%	$30,808	15.7%	$25,979	13.5%
Designer	(5,919)	−288.3%	(4,760)	−134.2%	11,105	11.5%	10,249	11.3%
Ocean Pacific	(360)	−54.8%	—	0.0%	(360)	−54.8%	—	0.0%
CK Choice	(224)	0.0%	—	0.0%	(224)	0.0%	—	0.0%
Speedo activewear	(317)	0.0%	—	0.0%	(714)	0.0%	—	0.0%
Ubertech	—	0.0%	31	0.0%	—	0.0%	8	0.0%
Online retail store	555	38.7%	551	53.3%	1,778	44.6%	1,340	40.8%
Swimwear Group	$(9,678)	–31.4%	$(9,823)	−29.6%	$42,393	14.2%	$37,576	13.1%

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Due to the seasonality of the swimwear business, the Swimwear Group is generally not profitable in the third quarter of the fiscal year. The majority of the Group's revenues and operating income is earned in the first half of the fiscal year. Swimwear Group operating loss decreased $0.1 million reflecting an increase of $0.5 million in gross profit and a decrease of $1.4 million of amortization of sales order backlog recorded in connection with the adoption of fresh start accounting on February 4, 2003, partially offset by higher SG&A expenses of $1.8 million. The increase in SG&A expenses primarily reflects a $1.9 million increase in marketing spend of which approximately $1.3 million relates to the Olympic trials and games and a $0.2 million increase in selling and administrative expenses, partially offset by reduced amortization expenses of $0.3 million.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

Swimwear Group operating income increased $4.8 million reflecting an increase of $0.6 million in gross profit as a result of increased net revenues, a decrease of $8.5 million in amortization of sales order backlog, and an increase in SG&A expenses of $4.3 million. The increase in SG&A expenses reflects a $3.0 million increase in marketing spend, a $1.2 million increase in volume related selling expenses and a $0.1 million increase in administrative and amortization expenses primarily related to an increase in incentive compensation combined with the acquisition of Ocean Pacific in August 2004. The increase in marketing spend includes approximately $1.3 million related to the Olympic trials and games and $1.7 million related to funding for athletes and coaches as well as programs to support new lines and product expansion.

Reorganization Items—Gain on Cancellation of Debt and Fresh Start Adjustments

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

Other Income (Loss)

Other income (loss) for the Third Quarter of Fiscal 2004 and Nine Months Ended October 2, 2004 primarily reflects gains of $0.1 million and $2.0 million, respectively, on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements and distributions. Other income (loss) for the Third Quarter of Fiscal 2003 primarily reflects gains of $0.8 million on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars and other net items of $0.1 million. Other income (loss) for the Nine Months Ended October 4, 2003 primarily reflects gains of $2.3 million on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars, partially offset by other net items of $0.4 million.

Interest Expense, Net

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Interest expense decreased $0.9 million, or 14.9%, to $5.0 million for the Third Quarter of Fiscal 2004 from $5.9 million for the Third Quarter of Fiscal 2003. Interest expense in the Third Quarter of Fiscal 2004 included interest on the Senior Notes of $4.3 million (net of the benefit of approximately $0.3 million from the Swap Agreement, as described below), unused commitment fees and letters of credit charges of $0.6 million related to the Exit Financing Facility, amortization of deferred financing fees of $0.6 million and other items of $0.2 million, offset by interest income of $0.5 million. Interest income primarily reflects income earned on the note receivable relating to the sale of White Stag and interest earned on invested cash balances. Interest expense for the Third Quarter of Fiscal 2003 includes interest on the Senior Notes of $4.6 million, amortization of deferred financing fees of $0.5 million and interest of $0.9 million.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

Interest expense decreased $2.2 million, or 13.0%, to $15.2 million for the Nine Months Ended October 2, 2004 from $17.4 million for the Nine Months Ended October 4, 2003. Interest expense in the Nine Months Ended October 2, 2004 included interest on the Senior Notes of $12.7 million (net of the benefit of approximately $1.2 million from the Swap Agreement, as described below), unused commitment fees and letters of credit charges of $1.8 million related to the Exit Financing Facility and deferred financing fees and other items of $1.7 million and $0.7 million, respectively, offset by interest income of $1.5 million. Interest income primarily reflects income earned on the note receivable relating to the sale of White Stag and interest earned on invested cash balances. Interest expense for the Nine Months Ended October 4, 2003 includes interest on foreign debt for one month of $0.9 million, interest on the Second Lien Notes of $6.7 million, interest on the Senior Notes of approximately $5.8 million, amortization of deferred financing fees of $1.5 and other interest and fees of approximately $2.5 million.

Income Taxes

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

The provision for income taxes of $1.0 million for the Third Quarter of Fiscal 2004 consists of an income tax benefit of $4.4 million on domestic losses and a $5.4 million income tax expense on foreign earnings. The income tax benefit of $1.3 million for the Third Quarter of Fiscal 2003 consists of an income tax benefit of $1.9 million on domestic losses partially offset by an income tax expense of $0.6 million on foreign earnings. The income tax expense on foreign earnings consists of an income tax expense of $2.6 million offset by an income tax benefit of $2.0 million resulting from a favorable settlement of a foreign tax examination. The Company has not provided for any tax benefit for certain foreign losses incurred during the Third Quarter of Fiscal 2004 and the Third Quarter of Fiscal 2003 where it is more likely than not that the Company will not realize the income tax benefit for these losses. During the Third Quarter of Fiscal 2004, the Company increased its valuation allowance by $77.5 million to $201.5 million primarily due to the recognition of Predecessor net operating loss carryforwards as described below. The increase in the Company's valuation allowance has been recorded against goodwill.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended October 4, 2003

The provision for income taxes of $20.6 million for the Nine Months Ended October 2, 2004 consists of an income tax expense of $4.9 million on domestic earnings and $15.7 million on foreign earnings. The provision for income taxes for the Nine Months Ended October 4, 2003 of $86.6 million reflects accrued income taxes of $0.9 million on domestic earnings and $8.1 million on foreign earnings, as well as deferred income taxes of $77.6 million related to the increase in asset values recorded as part of the Company's adoption of fresh start reporting. The Company recorded a valuation allowance against the deferred tax assets created in the Nine Months Ended October 4, 2003 as a result of the fresh start adjustments, as well as against certain foreign net operating losses, to the amount that will, more likely than not, be realized.

For the Nine Months Ended October 2, 2004, the Company increased its valuation allowance by $71.2 million to $201.5 million, primarily due to the recognition of Predecessor net operating loss carryfowards as described in the paragraph below. The increase in the Company's valuation allowance has been recorded against goodwill.

Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of approximately $246.2 million, which can be used to reduce U.S. taxable income, if any, by approximately $23 million per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

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

Closure of 44 Speedo Authentic Fitness Retail Stores

During the fourth quarter of 2003, the Company announced its intention to close its 44 remaining Speedo Authentic Fitness® retail stores. As of October 2, 2004, the Company had ceased all operations related to its 44 stores. During the Nine Months Ended October 2, 2004, the Company recorded restructuring charges of $1.8 million, included as part of loss from discontinued operations, related to future operating lease commitments and landlord settlements, net of possible sublease rental income.

Rationalization of Warner's Europe Operations

During the fourth quarter of 2003, the Company announced its plan to exit its Warner's business in Europe. On May 21, 2004, the Company entered into a licensing agreement for its Warner's business in Europe. According to the terms of the agreement, the licensee pays royalties based upon sales. The licensee is not required to pay minimum royalties until fiscal 2007 no royalties have been received to date.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc. ("Warnaco"), the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at a rate of 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company's Exit Financing Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Exit Financing Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco Group or to Warnaco, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at October 2, 2004. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7.1 million. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of fiscal 2004.

Interest Rate Swap Agreement

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "2003 Swap Agreement") with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (5.97% at October 2, 2004). As a result of the 2003 Swap Agreement, the weighted average effective interest rate of the Senior Notes was reduced to 8.18% as of October 2, 2004. The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2003 Swap Agreement a fair value hedge of the changes in fair value of $50 million aggregate principal amount of the $210 million aggregate principal amount of Senior Notes outstanding. As of October 2, 2004, the fair value of the 2003 Swap Agreement was a gain of $0.5 million, recorded as part of other assets, which was offset by a corresponding loss on the hedged debt. As of January 3, 2004, the fair value of the 2003 Swap Agreement was a loss of $0.5 million, recorded as part of long-term debt, which was offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the 2003 Swap Agreement match the provisions of the hedged debt.

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the "2004 Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of

$25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34%. The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2004 Swap Agreement a fair value hedge of the changes in fair value of $25 million aggregate principal amount of the $210 million aggregate principal amount of Senior Notes outstanding.

Exit Financing Facility

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into the Exit Financing Facility. The Exit Financing Facility provides for a four-year, non-amortizing revolving credit facility. The Exit Financing Facility includes provisions that allow the Company to increase the maximum available borrowings from $175.0 million to $325.0 million. Borrowings under the Exit Financing Facility bear interest at Citibank N.A.'s base rate plus 1.25% (6.00% at October 2, 2004) or at LIBOR plus 2.25% (approximately 4.28% at October 2, 2004). The Company purchases LIBOR contracts when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.25%. Pursuant to the terms of the Exit Financing Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.25% in the event the Company achieves certain defined ratios. The Exit Financing Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Exit Financing Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of October 2, 2004, the Company was in compliance with the covenants of the Exit Financing Facility. The Exit Financing Facility is guaranteed by Warnaco Group and substantially all of the domestic subsidiaries of Warnaco and the obligations under such guarantee, together with the Company's obligations under the Exit Financing Facility, are secured by a lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of October 2, 2004, the Company had repaid all amounts owing under the Exit Financing Facility, had not borrowed under the Exit Financing Facility in 2004 and had approximately $55.6 million of cash and cash equivalents available as collateral against outstanding letters of credit of $61.0 million. At October 2, 2004, the Company had $169.7 million of credit available under the Exit Financing Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit.

On November 12, 2003, the Exit Financing Facility was amended to: (i) modify certain definitions and covenants; (ii) permit certain asset sales; (iii) permit the use of cash balances to fund acquisitions; and (iv) allow the Company to repurchase up to $10 million of the Company's outstanding Senior Notes.

On August 1, 2004, the Exit Financing Facility was further amended to increase financial flexibility and reduce commitment fees. Specifically, the Exit Financing Facility was amended to: (i) reduce the available borrowings from $275.0 million to $175.0 million on which the Company pays commitment fees (the Company retained the right to increase the amount of borrowing available to a maximum of $325.0 million, equal to the maximum amount of borrowing available prior to the amendment); (ii) increase the amount of liens the Company can incur to $10.0 million; (iii) increase the amount of indebtedness the Company can incur to $10 million; (iv) increase the Company's ability to make investments in foreign subsidiaries to $10.0 million; (v) permit investments in investment grade securities; (vi) allow the Company to pay dividends, repurchase indebtedness and repurchase common stock in an aggregate of $50.0 million, provided that after such payment or repurchases the Company has $50.0 million of "cash on hand" (as defined in the Exit Financing Facility); and (vii) permit the cash portion of asset sales to be as low as fifty percent of the total sales price (the remainder to be paid by note), provided that there are no borrowings outstanding under the Exit Financing Facility.

The Company's ability to pay dividends, repurchase indebtedness and repurchase common stock is limited by certain provisions of the indenture governing the Senior Notes.

On August 19, 2004, the Company assumed $1.0 million of debt as part of the acquisition of Ocean Pacific. The debt was paid in full simultaneously with the closing of the acquisition.

Liquidity

As of October 2, 2004, the Company had approximately $55.6 million of cash and cash equivalents available as collateral against outstanding letters of credit of $61.0 million, approximately $20.3 million of cash and cash equivalents, primarily in foreign subsidiaries, and had approximately $169.7 million of credit available under its Exit Financing Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit. At October 2, 2004, the Company had no borrowings outstanding under the Exit Financing Facility.

At October 2, 2004, the Company's total debt was $211.4 million compared to $211.1 million at January 3, 2004. The increase in total debt primarily reflects an unrealized loss on the hedged debt related to the $50 million interest rate swap agreement. Cash and cash equivalents at October 2, 2004 increased $22.5 million to $76.0 million from $53.5 million at January 3, 2004.

At October 2, 2004, the Company had working capital of $418.4 million, including $76.0 million of cash and cash equivalents.

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

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Nine Months Ended October 2, 2004 and the Nine Months Ended October 4, 2003:

	Nine Months Ended October 2, 2004	Nine Months Ended October 4, 2003
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$55,121	$58,865
Discontinued operations	(4,036)	(8,332)
Net cash provided by (used in) investing activities:
Continuing operations	(29,173)	(12,100)
Discontinued operations	1,137	(548)
Net cash provided by (used in) financing activities:
Continuing operations	450	(111,898)
Discontinued operations	—	—
Translation adjustments	(999)	3,843
Increase (decrease) in cash and cash equivalents	$22,500	$(70,170)

Cash provided by operating activities in the Nine Months Ended October 2, 2004 reflects improved operating income, partially offset by increased inventory levels in anticipation of projected sales during the fourth quarter of fiscal 2004.

Cash used in investing activities in the Nine Months Ended October 2, 2004 primarily reflects cash used for the acquisition of Ocean Pacific in August 2004 of $40.0 million and capital expenditures of $15.3 million, partially offset by proceeds from the sale of the assets of the ABS business unit of $15.2 million, collection of notes receivable related to asset sales of $4.2 million (primarily related to the sale of the White Stag trademark), proceeds from the disposal of certain assets of $1.5 million and landlord reimbursement of amounts expended for leasehold improvements of $5.3 million. Cash used in investing activities for the Nine Months Ended October 4, 2003 primarily reflects capital expenditures of $12.2 million.

Cash provided by financing activities in the Nine Months Ended October 2, 2004 reflects proceeds from the exercise of stock options of $2.4 million partially offset by the payment of $1.0 million of debt related to the acquisition of Ocean Pacific, repayments of capital lease obligations of $0.3 million and the payment of deferred financing fees of $0.7 million. Cash used in financing activities in the Nine Months Ended October 4, 2003 includes the realization of proceeds of $210.0 million from the issuance of the Senior Notes in June 2003 offset by the repayment of the principal balance of the Second Lien Notes of $200.9 million, and the payment of underwriting and professional fees associated with the issuance of the Senior Notes of approximately $7.1 million. In addition, cash used in financing activities in the Nine Months Ended October 4, 2003 includes the payment of $106.1 million to the pre-petition lenders as part of the Company's bankruptcy settlement, lease-related debt repayments of $5.6 million and deferred financing charges of $8.3 million.

Cash flows used in discontinued operations primarily reflect losses incurred by the ABS business unit prior to its sale and losses incurred to close the Company's 44 SpeedoAuthentic Fitness retail stores, partially offset by cash received on the sale of assets related to the Company's Warner's operations in Europe.

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

Interest Rate Risk

The Company's market risk from exposure to changes in interest rates is limited because the Company did not have any borrowings outstanding under the Exit Financing Facility and the interest rate on the Company's Senior Notes is fixed. However, as of October 2, 2004, the Company was exposed to interest rate risk on its outstanding $50.0 million Swap Agreement. The variable interest rate portion of the Company's outstanding Swap Agreement is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical adverse change in interest rates of 100 basis points as of January 4, 2004 (i.e., an increase from the Company's actual interest rate of 5.97% at October 2, 2004 to 6.97%) would have resulted in an increase in interest expense of approximately $0.1 million for the Third Quarter of Fiscal 2004. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Senior Notes, as the interest rate on the Senior Notes is fixed at 8 7/8% per annum.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations which accounted for approximately 25% of the Company's total net revenues for the Nine Months Ended October 2, 2004. Certain foreign operations of the Company purchase products from suppliers denominated in United States dollars. Total purchases of products, made by foreign subsidiaries denominated in United States dollars amounted to approximately $87.4 million for the Nine Months Ended October 2, 2004. A hypothetical decrease of 10% in the value of these foreign currencies relative to the United States dollar would have increased cost of good sold (which would decrease operating income) by $8.7 million for the Nine Months Ended October 2, 2004.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 17—"Legal Matters."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker.†#**
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*

Exhibit No.	Description of Exhibit
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc.†#
10.2	Amendment No. 2, dated as of August 1, 2004, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents. †
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**	The schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: November 10, 2004	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer

Date: November 10, 2004	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Senior Vice President and Chief Financial Officer