Form 10-K
period 2005-01-01
WARNACO GROUP INC /DE/
filed 2005-03-17
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

As of July 2, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common equity held by non-affiliates was $946,915,812, based upon the last sale price reported for such date on the NASDAQ National Market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    No

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 11, 2005: 46,164,865.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Fiscal 2004 year-end.

THE WARNACO GROUP, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Introduction

The Warnaco Group, Inc. ("Warnaco"), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the "Company"), believes it is one of the world's leading apparel companies. The Company designs, sources, manufactures, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear worldwide. The Company's products are sold under several highly recognized brand names, including Warner's®, Olga®, CalvinKlein®, Speedo®, Ocean Pacific®, Chaps®, Nautica® and Lejaby®.

The Company's products are distributed domestically and internationally, primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy's and other units of Federated Department Stores, The May Company, J.C. Penney, Kohl's, Sears, Target, Costco and Wal-Mart Stores, Inc. The Company also currently operates over 75 Calvin Klein underwear retail stores worldwide (consisting of approximately 45 stores directly operated by the Company and approximately 30 stores operated under retail licenses or distributorship agreements). For the fiscal year ended January 1, 2005 ("Fiscal 2004"), approximately 72.6% of the Company's net revenues were generated from domestic sales and approximately 27.4% were generated from international sales.

The Company owns and licenses a portfolio of highly recognized brand names. As described below, the majority of trademarks used by the Company are either owned or licensed in perpetuity and generated approximately 65% of its revenues during Fiscal 2004. Brand names the Company licenses for a term generated approximately 35% of its revenues during Fiscal 2004. The Company's highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.

The following table sets forth the Company's trademarks and licenses as of March 11, 2005:

Owned Trademarks

Warner's	Catalina®(a)
Olga	Cole of California®
Body Nancy GanzTM/Bodyslimmers®	Ocean Pacific and related brands (b)
Lejaby/ Lejaby Rose®
Rasurel®
Calvin Klein and formatives (including Choice Calvin Klein) (beneficially owned for men's, women's and children's underwear, loungewear and sleepwear. See "Trademarks and Licensing Agreements" on page 13).

Trademarks Licensed in Perpetuity

Trademark	Territory
Speedo (c)	United States, Canada, Mexico, Caribbean Islands
Anne Cole® (for women's swimwear) (d)	Worldwide
Axcelerate engineered by Speedo	United States, Canada, Mexico, Caribbean Islands

Trademarks Licensed for a Term

Trademark	Territory	Expires (m)
Calvin Klein (for men's/women's/juniors' jeans and certain jeans-related products) (e)	North, South and Central America	12/31/2044
Chaps (for men's sportswear, jeanswear, activewear, sport shirts and swimwear) (f)	United States, Canada, Mexico, Puerto Rico	12/31/2018
Nautica (for women's swimwear, beachwear and accessories)(g)	United States, Canada, Mexico, Caribbean Islands	6/30/2009
Lifeguard®(for wearing apparel excluding underwear and loungewear) (h)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030
Calvin Klein, CK Calvin Klein and Choice Calvin Klein (for women's and juniors' swimwear) (i)	Worldwide (as geographic regions become available) with respect to Calvin Klein; Worldwide in approved forms with respect to CK Calvin Klein and Choice Calvin Klein	12/31/2014
Calvin Klein (for men's swimwear) (j)	Europe (countries constituting European Union at May 1, 2004), Switzerland, Norway, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia	12/31/2014
CK Calvin Klein (for men's accessories)	Europe (countries constituting European Union at May 1, 2004)	12/31/2005
J. Lo by Jennifer Lopez® (for women's intimate apparel)(k)	Worldwide	12/31/2013
Michael Kors® and MICHAEL Michael Kors® (for women's swimwear) (l)	Worldwide (excluding Japan)	6/30/2014

(a)	The Company sells swimwear wholesale to Wal-Mart Stores, Inc. using the Catalina trademark.

(b)	In August 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. Ocean Pacific operates through a network of licensees worldwide and offers a broad array of apparel and accessories catering to men, women, young men, juniors and kids under various trademarks, the most recognizable being its Op®, Ocean Pacific® and Op Classics® labels.

(c)	Licensed in perpetuity from Speedo International, Ltd. ("SIL").

(d)	Licensed in perpetuity from Anne Cole and Anne Cole Design Studio.

(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(f)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo.

(g)	Expiration date reflects a renewal option which permits the Company to extend for an additional two years (subject to compliance with certain terms and conditions).

(h)	Expiration date reflects four renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(i)	Expiration date reflects a renewal option which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(j)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(k)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).

(l)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).

(m)	Assumes exercise of renewal option(s).

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

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Annual Report on Form 10-K to the "Predecessor" refer to the Company prior to February 4, 2003 (the date the Company emerged from bankruptcy). References to the "Successor" refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting. References in this Form 10-K to "Fiscal 2004" refer to operations for the twelve months ended January 1, 2005. References to "Fiscal 2003" refer to operations for the twelve months ended January 3, 2004, comprising operations of the Predecessor for the period January 5, 2003 to February 4, 2003 combined with the operations of the Successor for the period February 5, 2003 to January 3, 2004. Financial information for the period February 5, 2003 to January 3, 2004 and Fiscal 2003 has been restated to reflect the correction of the Company's lease accounting. See Note 23 of Notes to Consolidated Financial Statements. The Company's previous three fiscal years ended on January 4, 2003 ("Fiscal 2002"), January 5, 2002 ("Fiscal 2001") and December 30, 2000 ("Fiscal 2000").

Acquisitions during Fiscal 2004

Ocean Pacific

On August 19, 2004 (the "Acquisition Date"), the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (collectively with its subsidiaries, "Ocean Pacific") for $40.0 million in cash and the assumption and retirement of $1.0 million in debt owed to a selling shareholder of Ocean Pacific. The assumed debt was repaid simultaneously with the closing. The terms of the acquisition agreement require the Company to make certain contingent payments to the sellers if (i) wholesale net revenues (both directly earned by the Company and directly earned by the Company's licensees) exceed a defined threshold for Fiscal 2007 and (ii) operating profits of certain defined direct operations of the Company exceed a defined threshold of wholesale net revenues from such defined operations for Fiscal 2007 and Fiscal 2008. The contingent payments are based on the amount earned by the Company in excess of the applicable thresholds. The defined thresholds represent significant growth in Ocean Pacific's business compared to 2004. No contingent payments are required if the defined thresholds are not exceeded by the Company. Any contingent payments ultimately made by the Company will be recorded as an increase in the purchase price of Ocean Pacific and an increase in goodwill.

Ocean Pacific is based in Irvine, California and is a surf and beach lifestyle brand which operates through a network of licensees worldwide and offers a broad array of apparel and accessories catering to men, women, young men, juniors, and kids under its Op, Ocean Pacific and Op Classics labels. The Company believes an opportunity exists for expansion of the Ocean Pacific business with current licensing partners and, over time, for direct opportunities across the Company's core competencies of swimwear, sportswear and intimate apparel.

The results of operations of Ocean Pacific have been included in the Company's consolidated statement of operations (as part of the Company's Swimwear Group) since the Acquisition Date and the balance sheet of Ocean Pacific has been included in the Company's consolidated balance sheet as of January 1, 2005.

Distribution Facility

In April 2004, the Company entered into an agreement to terminate its joint venture agreement related to the operation of its distribution facility located in the Netherlands. On December 31, 2004, pursuant to the agreement, the Company acquired the remaining outstanding shares of the company formed under the joint venture for cash payments totaling $0.4 million.

Business Groups

The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The following table sets forth, for each of the last three fiscal years, net revenues and operating income (loss) for each of the Company's business groups and for the Company on a consolidated basis. The Company does not allocate interest expense (including the amortization of deferred financing charges), income taxes, corporate overhead (including depreciation of corporate assets and the cost of shared services), restructuring items or reorganization items to its business groups. Financial information for Fiscal 2003 has been restated to reflect the correction of the Company's lease accounting. See Note 23 of Notes to Consolidated Financial Statements. Certain prior period items have been reclassified between the business groups and unallocated corporate expenses to conform to the current period presentation, including certain information technology-related expenses and certain stock and performance-based compensation expenses:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Intimate Apparel Group	$588,256	41.3%	$572,813	41.7%	$614,155	43.6%
Sportswear Group	455,601	32.0%	440,516	32.1%	483,461	34.3%
Swimwear Group	380,324	26.7%	361,092	26.3%	310,626	22.1%
Net revenues	$1,424,181	100.0%	$1,374,421	100.0%	$1,408,242	100.0%

		% of Net Revenues		% of Net Revenues		% of Net Revenues
Operating income (loss):
Intimate Apparel Group	$55,361		$55,858		$47,078
Sportswear Group	53,757		31,764		20,185
Swimwear Group	58,147		52,901		30,036
Group operating income	167,265	11.8%	140,523	10.2%	97,299	6.9%
Unallocated corporate expenses	(66,000)	–4.6%	(62,603)	–4.6%	(67,230)	–4.8%
Restructuring items	(5,130)	–0.4%	(19,101)	–1.4%	—	0.0%
Reorganization items	—	0.0%	(29,805)	–2.2%	(114,495)	–8.1%
Operating income (loss)	$96,135	6.8%	$29,014	2.1%	$(84,426)	–6.0%

	January 1, 2005	% of Total	January 3, 2004	% of Total
Total assets:
Intimate Apparel Group	$303,484	26.3%	$300,634	27.6%
Sportswear Group	254,728	22.1%	244,676	22.4%
Swimwear Group	356,288	30.9%	292,184	26.8%
Corporate/Other	239,404	20.7%	253,516	23.2%
Total assets	$1,153,904	100.0%	$1,091,010	100.0%

Intimate Apparel Group

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear. The Intimate Apparel Group also currently operates over 75 Calvin Klein underwear retail stores worldwide (consisting of approximately 45 stores directly operated by the Company and approximately 30 stores operated under retail licenses or distributorship agreements). Net revenues of the Intimate Apparel Group accounted for approximately 41% of the Company's net revenues in Fiscal 2004.

The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company's design team strives to design products of a price, quality, fashion and style that meet its customers' demands.

The following table sets forth the Intimate Apparel Group's brand names and the apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Calvin Klein	Better to premium	Women's intimate apparel and sleepwear and men's underwear and loungewear
Choice Calvin Klein	Better to premium	Women's intimate apparel
Warner's	Upper moderate to better	Women's intimate apparel
Olga	Better	Women's intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women's intimate apparel
Lejaby/Rasurel/Lejaby Rose	Better to premium	Women's intimate apparel and swimwear
J. Lo by Jennifer Lopez	Better to premium	Women's intimate apparel
Axcelerate engineered by Speedo	Better to premium	Women's intimate apparel and men's underwear (a)

(a)	Initial shipments of Axcelerate engineered by Speedo underwear are scheduled for the second quarter of Fiscal 2005.

The Calvin Klein women's lines consist primarily of women's underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men's lines consist primarily of men's underwear, briefs, boxers, T-shirts, loungewear and sleepwear. According to The NPD Group ("NPD"), a market research firm, Calvin Klein men's underwear was the number two selling brand of men's underwear in 2004 and 2003 in U.S. department stores participating in the surveys.

The Warner's, Olga, Lejaby and J.Lo by Jennifer Lopez ("JLO") lines consist primarily of bras, panties, daywear and sleepwear. The Body Nancy Ganz/Bodyslimmers line is primarily a shapewear line. The Rasurel line consists primarily of swimwear sold in Europe. The Company's Axcelerate engineered by Speedo line of intimate apparel, which the Company expects to begin shipping in the second quarter of Fiscal 2005, consists primarily of women's performance bras, panties and tops and men's performance underwear and tops.

The Company's Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs and, to a lesser extent, specialty stores. In addition, the Company uses its design, manufacturing and sourcing expertise to produce private label intimate apparel at lower price points to customers that generally do not carry the Company's branded products.

The following table sets forth the Intimate Apparel Group's principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores, The May Company and Saks Inc.	Warner's, Olga, Body Nancy Ganz/Bodyslimmers, JLO, Lejaby and Calvin Klein underwear
Independent Retailers	Nordstrom, Dillard's, Neiman Marcus and Belk	Warner's, Olga, Body Nancy Ganz/Bodyslimmers, Lejaby and Calvin Klein underwear
Chain Stores	Kohl's and Sears	Warner's, Olga, Body Nancy Ganz/Bodyslimmers and private label
Membership Clubs	Costco, Sam's Club and BJ's	Warner's, Olga and Body Nancy Ganz/Bodyslimmers
Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart	Warner's, Olga, Body Nancy Ganz/Bodyslimmers, JLO, Calvin Klein underwear and Lejaby
Mexico	Liverpool, Palacio de Hierro, Suburbia, Sears and Sam's Club	Warner's, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein underwear
Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges, Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	JLO, Lejaby, Rasurel and Calvin Klein underwear
Asia	Distributors (Company-owned stores/ stores operated under distributorship agreements)	Calvin Klein underwear

The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (spring, fall and holiday). Its revenues are generally consistent throughout the year, with 45.8%, 48.6% and 50.6% of the Intimate Apparel Group's net revenues recorded in the first halves of Fiscal 2004, 2003 and 2002, respectively.

The Intimate Apparel Group has operations in the Americas (United States, Canada and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China and Macau). In January 2004, the Company sold its intimate apparel production facility located in Honduras. In the first quarter of Fiscal 2004, the Company sold its intimate apparel production facility located in San Luis, Mexico. In Fiscal 2003, the Company announced its plan to exit its Warner's business in Europe and on May 21, 2004, the Company entered into a licensing agreement for its Warner's business in Europe. According to the terms of the agreement, the licensee pays royalties based upon sales. The licensee is not required to pay minimum royalties until Fiscal 2007 and no royalties have been earned to date.

The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$282,866	48.1%	$295,655	51.6%	$370,857	60.4%
International	305,390	51.9%	277,158	48.4%	243,298	39.6%
	$588,256	100.0%	$572,813	100.0%	$614,155	100.0%

The Company's Calvin Klein underwear, Warner's, Olga, Body Nancy Ganz/Bodyslimmers and JLO products (generating approximately 82% of the Intimate Apparel group's net revenues) are sourced from third parties. Lejaby's products are produced in the Company's facilities located in France, with a portion of the manufacturing process subcontracted to a third party located in Tunisia. Sourcing allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by suppliers to ensure that they meet its quality and production standards.

Sportswear Group

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and juniors' sportswear. Net revenues of the Sportswear Group accounted for 32% of the Company's net revenues in Fiscal 2004. The following table sets forth the Sportswear Group's brand names and their apparel price ranges and types:

Brand Name (a)	Price Range	Type of Apparel
Calvin Klein	Better to premium	Men's, women's, juniors' and children's designer jeanswear (bottoms and tops)
Chaps	Moderate	Men's sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear

(a)	In December 2003 the Company sold its White Stag® trademark to Wal-Mart Stores, Inc. Pursuant to the sale agreement, the Company provides certain sourcing and design services related to the White Stag women's sportswear line. The design services agreement extends though January 2007.

The Calvin Klein line includes men's and women's jeans and jeans-related products, including khakis, knit and woven tops and shirts. The Company renegotiated the term of its Calvin Klein jeans license in the second quarter of Fiscal 2003, providing the Company with greater control over the design and product development calendar. The Company believes that this increased flexibility has allowed it to provide better service to retailers, which has resulted in improved sell-through of merchandise at retail.

Chaps is a moderately priced men's sportswear line providing a more casual product offering to the consumer. During Fiscal 2003, the Company negotiated the amendment and extension of the Chaps license through 2018, assuming the exercise of renewal options and compliance with certain conditions. The renegotiated license gives the Company an opportunity to extend the brand in terms of both product and distribution channels, which allowed the Company to launch the Chaps denim line in June 2004. The Chaps denim line accounted for $19.9 million of the Company's net revenues in Fiscal 2004. In December 2004, the Company introduced the Chaps brand to the mid-tier distribution channel.

The Sportswear Group's apparel products are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers and, to a lesser extent, specialty stores.

The following table sets forth the Sportswear Group's principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores and The May Company	Calvin Klein jeans
	Saks Inc.	Calvin Klein jeans and Chaps
Independent Retailers	Nordstrom, Dillard's and Belk	Calvin Klein jeans and Chaps
Chain Stores	Kohl's	Chaps
Membership Clubs	Costco and Sam's Club	Calvin Klein jeans
Mass Merchandisers	Wal-Mart	Design and sourcing services related to the White Stag trademark
Other	Military	Calvin Klein jeans and Chaps
Canada	Hudson Bay Company and Sears	Calvin Klein jeans and Chaps
Mexico	Liverpool, Sears and membership clubs	Calvin Klein jeans and Chaps

The Sportswear Group generally markets its products for four retail selling seasons (spring, summer, fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The Sportswear Group recorded 41.3%, 47.9% and 45.0% of its net revenues in the first halves of Fiscal 2004, 2003 and 2002, respectively.

The Sportswear Group has operations in the United States, Canada and Mexico.

The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$388,907	85.4%	$388,529	88.2%	$430,111	89.0%
International	66,694	14.6%	51,987	11.8%	53,350	11.0%
	$455,601	100.0%	$440,516	100.0%	$483,461	100.0%

The Sportswear Group's products are entirely sourced from third party suppliers worldwide.

Swimwear Group

The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products and licenses its owned brand names to suppliers of apparel and other products in widely diversified channels of distribution. Net revenues of the Swimwear Group accounted for 27% of the Company's net revenues in Fiscal 2004.

The following table sets forth the Swimwear Group's significant brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Speedo	Better	Men's and women's competitive swimwear, competitive and non- competitive swim accessories, men's swimwear and coordinating T-shirts, women's fitness swimwear, fashion swimwear and activewear and children's swimwear
Anne Cole	Better to premium	Women's swimwear
Cole of California	Upper moderate to better	Women's swimwear
Catalina	Mass market	Women's, juniors' and girls' swimwear
Lifeguard	Upper moderate to better	Men's and women's swimwear and related products
Nautica	Upper moderate to better	Women's, juniors' and girls' swimwear, beachwear and accessories
Calvin Klein (a)	Better to premium	Men's, women's and juniors' swimwear
Choice Calvin Klein (b)	Better to premium	Men's, women's and juniors' swimwear
Ocean Pacific (c)	Better to premium	Men's, women's, young men's, juniors' and kid's swimwear, sportswear and related products
Michael Kors (d)	Better to premium	Women's and juniors' swimwear
Axcelerate engineered by Speedo(e)	Better	Men's and women's swimwear, activewear and accessories
Private Label	Moderate	Women's and juniors' swimwear

(a)	Initial shipments of Calvin Klein swimwear are scheduled for Fiscal 2007 in the United States and Fiscal 2005 in Europe.

(b)	Shipments of Choice Calvin Klein swimwear commenced in the fourth quarter of Fiscal 2004 in the United States and initial shipments are scheduled in Fiscal 2005 in Europe.

(c)	In Fiscal 2004, Ocean Pacific products were sold by third-party licensees. Beginning in the second half of Fiscal 2005, the Company will sell certain Ocean Pacific products directly to customers.

(d)	Expected to be introduced in the third quarter of Fiscal 2005.

(e)	Initial shipments of Axcelerate engineered by Speedo activewear, swimwear and accessories are scheduled for the second quarter of Fiscal 2005.

The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world and innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. For example, in March 2004, Speedo introduced the next generation of its Fastskin® suit (the "FS II"), developed by the Swimwear Group and SIL. Based on data compiled by the Company's Swimwear Group, the Company believes that over 67% of the total U.S. swimming medal winners at the 2004 Summer Olympic Games in Athens raced in Speedo suits. Speedo competitive swimwear is primarily distributed through chain stores, sporting goods stores, team dealers, swim specialty shops and the Company's Speedo internet website. Speedo competitive swimwear accounted for approximately 13.0% of the Swimwear Group's net revenues in Fiscal 2004.

The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in its more fashion-oriented products. Speedo fitness and fashion swimwear, Speedo swimwear for children and Speedo active apparel are distributed in the United States, Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs and the Company's Speedo internet website. Speedo fashion swimwear, active apparel and related products accounted for approximately 30.8% of the Swimwear Group's net revenues in Fiscal 2004.

Speedo accessories, including swim goggles, footwear, water-based fitness products, water toys, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately 23.7% of the Swimwear Group's net revenues in Fiscal 2004 inclusive of $26.5 million of net revenues from the sale of Speedo footwear products.

The Swimwear Group's Designer Swimwear business unit designs, sources, manufactures and sells a broad range of fashion swimwear and beachwear for girls, juniors and women. Designer Swimwear products are distributed through many channels of distribution in the United States, Mexico and Canada, including department stores, independent retailers, chain stores, membership clubs, mass merchandisers and swim specialty shops. In addition, the Company uses its design, manufacturing and sourcing expertise to produce private label swimwear at lower price points to customers that generally do not carry the Company's branded products. Designer Swimwear accounted for approximately 30.5% of the Swimwear Group's net revenues in Fiscal 2004.

The Swimwear Group's Ocean Pacific business unit was acquired by the Company on August 19, 2004. Ocean Pacific is a surf and beach lifestyle brand which operates through a network of licensees worldwide. The licensees offer a broad array of apparel and accessories catering to men, women, young men, juniors and kids under its Op, Ocean Pacific and Op Classics labels. The Company believes an opportunity exists for expansion of the Ocean Pacific business with current licensing partners and, over time, for direct opportunities across the Company's core competencies of swimwear, sportswear and intimate apparel.

The following table sets forth the Swimwear Group's principal distribution channels and customers:

Channels of Distribution (a)	Customers	Brands (a)
United States
Department Stores	Federated Department Stores, The May Company and Saks Inc.	Speedo swimwear and accessories, Anne Cole, Cole of California, Nautica and Choice Calvin Klein swimwear
Independent Retailers	Nordstrom, Dillard's, Neiman Marcus and Belk	Anne Cole, Speedo swimwear, Nautica swimwear and Choice Calvin Klein swimwear
Chain Stores	J. C. Penney, Kohl's and Sears	Speedo swimwear and accessories
Membership Clubs	Costco and Sam's Club	Speedo swimwear, active apparel and accessories
Mass Merchandisers	Wal-Mart and Target	Catalina (wholesale basis), private label and Speedo accessories
Other	Military, Victoria's Secret Catalog and The Sports Authority	Speedo swimwear and accessories, Lifeguard, Anne Cole, Nautica and private label

Channels of Distribution (a)	Customers	Brands (a)
Canada	Hudson Bay Company, Sears and membership clubs	Speedo swimwear and accessories, Nautica and Anne Cole
Mexico	Liverpool, Palacio De Hierro, Marti, Suburbia, Wal-Mart and membership clubs	Speedo swimwear and accessories, Nautica, Anne Cole and Catalina

(a)	In Fiscal 2004 the Company's Ocean Pacific business was operated through a global network of licensees who distribute a broad range of apparel and accessories through multiple channels of distribution including department stores, swim specialty stores and chain stores. Beginning in the second half of Fiscal 2005, the Company will sell certain Ocean Pacific products directly to customers.

The Swimwear Group generally markets its products for three retail selling seasons (cruise, spring and summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 70% of the Swimwear Group's net revenues were recorded in the first halves of Fiscal 2004, Fiscal 2003 and Fiscal 2002.

The Swimwear Group has operations in the United States, Mexico and Canada and its licensees operate worldwide.

The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$361,770	95.1%	$344,980	95.5%	$295,675	95.2%
International	18,554	4.9%	16,112	4.5%	14,951	4.8%
	$380,324	100.0%	$361,092	100.0%	$310,626	100.0%

The Swimwear Group's products are manufactured both in the Company's facilities in Mexico and Canada and sourced from third party contractors primarily in the United States, Mexico, Europe and Asia.

Customers

The Company's products are widely distributed to department and specialty stores, independent retailers, chain stores, membership clubs and mass merchandise stores in North America, Asia and Europe. No one customer accounted for more than 10% of the Company's net revenues in Fiscal 2004. One customer, Wal-Mart Stores, Inc., accounted for approximately 10.5% of the Company's net revenues in Fiscal 2003. In Fiscal 2002, one customer, Federated Department Stores, accounted for approximately 10.5% of the Company's net revenues.

The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company utilizes focus groups, market research and in-house and licensor design staffs to align its brands with the preferences of consumers. The Company believes that this strategy reduces its reliance on any single distribution channel and allows it to market products with designs and features that appeal to a wide range of consumers at varying price points. The Company offers its Calvin Klein underwear products through over 75 Calvin Klein underwear retail stores worldwide (consisting of approximately 45 stores directly operated by the Company and approximately 30 stores operated under retail licenses or distributorship agreements). In addition, the Company distributes Speedo products and Calvin Klein underwear directly to customers through its internet sites.

Advertising, Marketing and Promotion

The Company devotes significant resources to advertising and promoting its various brands to increase awareness of its products with retail consumers and, consequently, to increase consumer demand.

Total advertising, marketing and promotion expense (including cooperative advertising programs) was $86.0 million, or 6.0% of net revenues, in Fiscal 2004 compared with $73.8 million, or 5.4% of net revenues, in Fiscal 2003 and $105.7 million, or 7.5% of net revenues, in Fiscal 2002. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals and individual in-store promotions. Certain of the Company's brands also advertise in national print publications. In addition, the Swimwear Group sponsors a number of world-class swimmers, divers, volleyball players, surfers, skateboarders and tri-athletes who wear its products in competition and participate in various promotional activities on behalf of the Speedo and Ocean Pacific brands.

The Company incurred approximately $2.0 million in advertising expenses during Fiscal 2004 related to the 2004 Summer Olympic Games in Athens, which included sponsorship-related programs for Olympic athletes. These programs were highly visible to viewers and spectators of the Games and the Company believes that the programs provided incremental advertising exposure over and above the cost of the programs. In addition, in Fiscal 2004, the Intimate Apparel Group incurred approximately $3.1 million in advertising costs associated with the launch of the JLO lingerie line and the Sportswear Group incurred approximately $2.6 million in advertising costs associated with the introduction of Chaps denim. The balance of the Company's total advertising, marketing and promotion expense related to amounts incurred to advertise and promote the Company's existing product lines.

The Company participates in cooperative advertising programs with many of its customers, reimbursing customers for a portion of the cost incurred by the customer in placing print advertising featuring its products. Cooperative advertising expenses included in advertising, marketing and promotion expenses were $18.4 million, $18.9 million and $31.6 million for Fiscal 2004, 2003 and 2002, respectively.

The Company's licenses for the Calvin Klein, Nautica and Michael Kors trademarks include provisions requiring the Company to spend a specified percentage (ranging from 1% to 3%) of revenues on advertising and promotion related to the licensed products. The Company also benefits from general advertising campaigns conducted by its licensors. Though some of these advertising campaigns do not focus specifically on the Company's licensed products and often include the products of other licensees in addition to its own, the Company believes it benefits from the general brand recognition that these campaigns generate.

Sales

The Company's wholesale customers are served by more than 300 salaried and commissioned sales representatives who are generally assigned to specific brands and products. The Company also employs sales coordinators who assist its customers in presenting its products effectively and in educating consumers about its various products. In addition, the Company has customer service departments for each business unit that assist its sales representatives and customers in tracking goods available for sale, determining order and shipping lead times and tracking the status of open orders.

The Company utilizes Electronic Data Interchange programs ("EDI") wherever possible, which permit it to receive purchase orders electronically from customers and, in some cases, to transmit invoices electronically to customers. EDI helps the Company ensure that its customers receive its products in a timely and efficient manner.

Distribution

The Company distributes its products to its wholesale customers and retail stores from its various distribution facilities located in the United States (four primary facilities), Mexico (two facilities),

Canada (one facility), France (one facility), Hong Kong (one facility) and the Netherlands (one facility). The Company acquired 100% control of the management of the Netherlands facility on December 31, 2004. Previously, that facility had been managed through a joint venture. Several of the Company's facilities are shared by more than one of its business units and/or operating segments. During Fiscal 2003, the Company consolidated the distribution and logistics of its Calvin Klein jeans operation into its primary distribution facility in Duncansville, Pennsylvania. These services were previously provided by a third party. During Fiscal 2004, the Company completed the process of consolidating its two Canadian distribution operations into one facility. The consolidation of the above-mentioned facilities resulted in cost savings of approximately $7.5 million related to warehousing and distribution expenses for Fiscal 2004 compared to Fiscal 2003. The Company owns one of its distribution facilities and leases all of its other distribution facilities.

Raw Materials

The Company's products are comprised of raw materials which consist principally of cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are available from multiple sources. Neither the Company, nor, to the Company's knowledge, any of its third party contractors, have experienced any significant shortage of raw materials.

Trademarks and Licensing Agreements

The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned, licensed in perpetuity or, in the case of Calvin Klein jeans, licensed for a term in excess of 40 years. The Company's core brands have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 77 years and the Company believes Speedo is the dominant competitive swimwear brand in the United States. The Warner's and Olga brands have been in existence for 132 and 65 years, respectively; Lejaby has been in existence for more than 50 years; and Calvin Klein, Ocean Pacific and Chaps have each been in existence for more than 25 years. According to NPD, Warner's, Olga and Calvin Klein were three of the top ten selling intimate apparel brands in U.S. department stores participating in the survey in Fiscal 2004.

The Company regards its intellectual property in general and, in particular, its owned trademarks and licenses, as its most valuable assets. The Company believes the trademarks and licenses have substantial value in the marketing of its products. The Company has protected its trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries where its products are manufactured and sold. The Company works vigorously to enforce and protect its trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating its trademarks and initiating litigation as necessary. The Company also works with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Although the specific terms of each of the Company's license agreements vary, generally the agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. The license agreements generally also grant the licensor the right to approve any designs marketed by the Company.

The Company has license agreements in perpetuity with SIL which permit the Company to design, manufacture and market certain men's, women's and children's apparel, including swimwear, sportswear and a wide variety of other products, using the Speedo trademark and certain other trademarks, including Surf Walker® and Axcelerate engineered by Speedo. The Company's license to use Speedo and other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States and its territories and possessions, Canada, Mexico and the Caribbean. The license agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated with respect to a particular territory in the event the Company does not pay royalties or abandons the trademark in such territory. Moreover, the license agreements may be terminated in the event the Company manufactures, or is controlled by a company that manufactures, racing/competitive swimwear, swimwear caps or swimwear accessories under a different trademark, as specifically defined in the license agreements. The Company generally may sublicense the Speedo trademark within the geographic regions covered by the licenses. SIL retains the right to use or license the Speedo trademark in other jurisdictions and actively uses or licenses the Speedo trademark throughout the world outside of the Company's licensed territory.

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

The Company has a license to develop, manufacture and market designer jeanswear products under the Calvin Klein trademark in North, South and Central America. The initial term of the license expires on December 31, 2034 and is extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the United States, Mexico and Canada. The Company's exclusive worldwide license agreement with Calvin Klein, Inc. to distribute Calvin Klein men's accessories expired on June 30, 2004. The Company extended this license agreement through December 31, 2005 for Western Europe only (subject to certain terms and conditions).

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

In November 2003, the Company entered into an exclusive worldwide license agreement with Sweetface Fashion Company, LLC for the design, sourcing, distribution, advertising, marketing and sale of women's panties, bras, shapewear, sleepwear, loungewear and daywear bearing the J.Lo by Jennifer Lopez brand name. Assuming compliance with certain terms and conditions for the exercise of two renewal options, this license can be extended through 2013.

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

In March 2003, the Company entered into an exclusive license agreement to manufacture, distribute and sell Nautica women's, juniors' and girls' swimwear and related products in the United States, Canada, Mexico and the Caribbean Islands for an initial term of four years. The license agreement may be renewed at the Company's option for two additional years if it achieves certain sales targets.

In July 1995, the Company entered into a license agreement with Lifeguard Licensing Corp. Under the license agreement, the Company has the exclusive right to manufacture, source, sublicense,

distribute, promote and advertise Lifeguard apparel worldwide. In September 2003, the Lifeguard license was amended and extended to add other product categories, namely accessories and sporting equipment. The current term of the license agreement expires on June 30, 2010. The agreement includes four renewal options, each of which permits the Company to extend for an additional five-year term (through June 20, 2030) subject to compliance with certain conditions.

In June 2004, the Company entered into a license agreement with Michael Kors, L.L.C. The Company has the worldwide (excluding Japan) right to manufacture and distribute Michael Kors® and MICHAEL Michael Kors® products in the designer collection market segment and in the better market segment. The current term of the license agreement expires on June 30, 2008. The agreement includes two renewal options, each of which permits the Company to extend for an additional three-year term (through June 30, 2014) subject to compliance with certain conditions.

In August 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific. Ocean Pacific operates through a network of licensees worldwide and offers a broad array of apparel and accessories catering to men, women, young men, juniors and kids under various trademarks, the most recognizable being its Op Ocean Pacific and Op Classics labels. The Ocean Pacific licenses generally grant the licensees the right to design, market and distribute licensed products in specific geographic areas. The terms for Ocean Pacific licenses range from one to 26 years. Licenses that are set to expire by 2008 accounted for approximately 57% of Ocean Pacific's royalty income for Fiscal 2004.

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

International Operations

In addition to its operations in the United States, the Company has operations in Canada, Mexico, Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China and Macau), which engage in sales, manufacturing and/or marketing activities. International operations generated $390.6 million, or 27.4% of net revenues, in Fiscal 2004 compared with $345.3 million, or 25.1% of net revenues, in Fiscal 2003 and $310.6 million, or 22.1% of net revenues, in Fiscal 2002.

The movement of foreign currency exchange rates affects the Company's results of operations. With the exception of the fluctuation in the rates of exchange of the local currencies in which the Company's subsidiaries in Canada and Western Europe conduct their business, the Company does not believe that its operations in Canada and Western Europe are subject to risks that are significantly different from those of its domestic operations. Mexico historically has been subject to high rates of inflation and currency restrictions that may, from time to time, adversely affect the Company's Mexican operation. However, fluctuation of the Mexican peso against the United States dollar is not expected to have a material effect on the Company's consolidated financial position or results of operations.

The Company has manufacturing facilities in Canada, Mexico and France. The Company has distribution facilities in Canada, Mexico, France, Hong Kong and the Netherlands. The Swimwear Group operates manufacturing facilities in Mexico pursuant to duty-advantaged (commonly referred to as "Item 807") programs. A portion of the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers products are currently manufactured by a third party supplier in Honduras. A loss of production from this supplier could have a short-term adverse effect on the Company's ability to deliver these products to its customers. The Company has many potential sources of supply and believes a disruption at any one facility would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of any disruption in its sources of supply.

The majority of the Company's purchases which are imported into the United States are denominated in United States dollars or Hong Kong dollars (which currently fluctuate in tandem with the United States dollar) and, therefore, are not subject to currency fluctuations.

Substantially all of the Company's products sold in the United States are imported and are subject to federal customs laws, which impose tariffs as well as import quota restrictions established by the United States Department of Commerce. Importation of goods from some countries may be subject to embargo by United States Customs authorities if shipments exceed quota limits. The Company closely monitors import quotas and can, in most cases, shift production to contractors located in countries with available quotas or to domestic manufacturing facilities. As a result, the existence of import quotas has not had a material effect on the Company's business. The Company expects the elimination of import quotas in 2005 from China and Brazil to result in a higher level of competition among sellers, resulting in lower purchase prices for the Company's goods and purchase prices for apparel products in general.

Competition

The apparel industry is highly competitive. The Company competes with many domestic and foreign apparel manufacturers and suppliers, some of which are larger and more diversified and have greater financial and other resources than the Company. In addition to competition from other branded apparel manufacturers, the Company competes in certain product lines with department stores, mass merchandisers and specialty store private label programs.

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

Employees

As of January 1, 2005, the Company employed 10,662 employees. As of January 1, 2005, approximately 29% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, were represented by labor unions. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

The Company monitors all of its owned and contracted factories to ensure their continued human rights and labor compliance and adherence to all applicable laws and the Company's own business partner manufacturing guidelines.

All of the Company's contractors are required, by the terms of such contractor's agreement with the Company, to execute the Company's business partner manufacturing guidelines. All purchase orders and letters of credit contain similar contractual requirements. Company personnel regularly conduct on-site visits to monitor a contractor's working environment, compliance with local labor laws and compliance with the Company's business partner manufacturing guidelines.

The Company has engaged third-party labor compliance auditing companies to monitor its facilities and those of its contractors. These auditing companies periodically audit all the Company's foreign and domestic contractors' payroll records, age certificates, and compliance with local labor laws and compliance with the Company's business partner manufacturing guidelines. These auditing companies also conduct unannounced visits, surveillance and random interviews with contractors, employees and supervisors. In addition, these companies regularly conduct labor compliance training sessions for management personnel at the Company's factories around the world, as well as for the Company's own sourcing and production personnel.

Backlog

Open orders for shipments by the Company's Swimwear Group totaled $219.1 million as of January 1, 2005 and $205.9 million as of January 3, 2004. A substantial portion of net revenues of the Company's other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

Asset Sales

During the course of the Chapter 11 Cases (as defined below), the Company obtained the Bankruptcy Court's authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. The Company sold certain personal property, certain owned buildings and land and other assets, including certain inventory associated with the Company's domestic outlet retail stores generating net proceeds of approximately $36.3 million, including $23.2 million from the sale of inventory related to certain closed outlet stores. The sale of assets in Fiscal 2002 and Fiscal 2003 did not result in a material gain or loss since the Company had previously written-down assets identified for potential disposition to their estimated net realizable value. Substantially all of the net proceeds from the sale of assets were used to reduce outstanding borrowings under the Amended Debtor-in-Possession Financing Facility ("Amended DIP") entered into in connection with the Chapter 11 Cases, or to provide collateral for outstanding trade and standby letters of credit.

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

In November 2003, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz® ("ABS") business unit. The sale was finalized on January 30, 2004. The sale price was $15.4 million in cash plus the assumption of up to $2.0 million in liabilities. The Company recorded, as part of the loss from discontinued operations in the statement of operations, a loss pursuant to the sale of the ABS business unit of $3.1 million. The loss included an impairment charge of $3.0 million related to the write-down of the ABS trademark to net realizable value at January 3, 2004. Cash proceeds from the sale, net of related expenses, were $15.2 million.

During the fourth quarter of Fiscal 2003, the Company entered into an agreement to sell its manufacturing operations located in Villanueva, Honduras. The manufacturing operations sold consisted of one cutting center and four sewing facilities. The sale was finalized in January 2004 and, pursuant to the sale agreement, the Company sold certain items of property and machinery for $0.5 million. Included in restructuring charges in Fiscal 2003 is an impairment charge of approximately $1.5 million related to the write-down of these assets to net realizable value based on the selling price as stated in the agreement.

During the fourth quarter of Fiscal 2003, the Company sold its White Stag trademark to Wal-Mart Stores, Inc. for $28.7 million. Pursuant to the sale agreement, the Company received $10.0 million in cash in December 2003 and a note receivable for an aggregate of $18.7 million (plus interest). The note, including interest, is payable on or before March 2, 2007. The Company recorded a loss on the sale of the White Stag trademark of $3.8 million, which is included in other income (expense) in the consolidated statement of operations for the period February 5, 2003 to January 3, 2004.

During the first quarter of Fiscal 2004, the Company entered into an agreement to sell its manufacturing operation located in San Luis, Mexico. The manufacturing operation sold consisted of a combined cutting and sewing facility. The sale was finalized in March 2004 and, pursuant to the sale agreement, the Company sold certain items of property and machinery for $0.1 million.

During Fiscal 2004, the Company sold certain real property in the United Kingdom and Costa Rica for total proceeds of $2.3 million. The Company recorded a net gain of $0.5 million, as part of restructuring items, related to these facilities.

Executive Officers of the Registrant

The executive officers of the Company, their age and their position as of March 14, 2005 are set forth below:

Name	Age	Position
Joseph R. Gromek	58	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	47	Executive Vice President and Chief Financial Officer
Roger A. Williams	57	President—Swimwear Group
Helen McCluskey	49	President—Intimate Apparel Group
Frank Tworecke	58	President—Sportswear Group
Stanley P. Silverstein	52	Executive Vice President — Corporate Development and Chief Administrative Officer
Jay A. Galluzzo	30	Senior Vice President, General Counsel and Secretary

Mr. Gromek has served as the Company's President and Chief Executive Officer since April 2003, at which time he was also elected to the Board of Directors. From 1996 to January 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc. From January 2002 until he joined the Company in April 2003, Mr. Gromek worked as an independent consultant. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and Ann Taylor Stores Corporation. Mr. Gromek is the Vice Chairman of the Board of Trustees of Volunteers of America and a member of the Board of Governors of the Parsons School of Design.

Mr. Rutkowski currently serves as the Company's Executive Vice President and Chief Financial Officer, From September 2003 until March 2, 2005, Mr. Rutkowski served as the Company's Senior

Vice President and Chief Financial Officer. Over the last 20 years, Mr. Rutkowski has held senior management positions at National Broadcasting Company/General Electric and Walt Disney Studios. From December 1999 to June 2003, he served as Executive Vice President and Chief Financial Officer at Primedia, Inc. From November 1993 to December 1999, he served at National Broadcasting Company/General Electric as Senior Vice President and Chief Financial Officer—Strategic Business Development and Controller of Corporate Finance.

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

Ms. McCluskey joined the Company as President—Intimate Apparel Group in July 2004 and is responsible for all aspects of the Company's intimate apparel business including Warner's, Olga and Body Nancy Ganz, as well as Lejaby, Lejaby Rose and JLO lingerie. Prior to joining the Company, Ms. McCluskey served as Group President of the Moderate Women's Sportswear division of Liz Claiborne Corporation from August 2001 to June 2004. Previously, she spent 18 years at Sara Lee Corporation where she held executive positions in marketing, operations and general management, including President of Playtex Apparel from 1999 to 2001.

Mr. Tworecke joined the Company as President—Sportswear Group in May 2004 and oversees the Calvin Klein jeans, Calvin Klein underwear and Chaps brands. Mr. Tworecke has over 30 years experience in leading retail and apparel companies. Mr. Tworecke served as President and Chief Operating Officer of Bon-Ton Stores from 1999 to April 2004. Previously, he was President and Chief Operating Officer of Jos. A. Bank. Mr. Tworecke has also held senior management positions with other apparel wholesalers, as well as specialty and department store retailers including MGR, Inc., Rich's Lazarus Goldsmith (a division of Federated Department Stores) and John Wanamaker.

Mr. Silverstein currently serves as the Company's Executive Vice President-Corporate Development. From March 2003 to March 2, 2005, Mr. Silverstein served as the Company's Senior Vice President—Corporate Development and has served as the Company's Chief Administrative Officer since December 2001. Mr. Silverstein served as the Company's Vice President and General Counsel from December 1990 until February 2003. Mr. Silverstein served as the Company's Assistant Secretary from June 1986 to January 1987 and as its Secretary from January 1987 until May 2003.

Mr. Galluzzo currently serves as the Company's Senior Vice President, General Counsel and Secretary. From March 2003 to March 2, 2005, Mr. Galluzzo served as the Company's Vice President and General Counsel and has served as the Company's Secretary since May 2003. Mr. Galluzzo was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from October 2000 to March 2003. From September 1999 to September 2000, Mr. Galluzzo served as a law clerk to the Hon. Charles L. Brieant, United States District Judge for the Southern District of New York.

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

In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on February 4, 2003 (the "Effective Date") and the Company entered into the $275 million Senior Secured Revolving Credit Facility (as amended, the "Revolving Credit Facility"). The Revolving Credit Facility provides for a four-year, non-amortizing revolving credit facility. In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200.9 million of New Warnaco Second Lien Notes due 2008 (the "Second Lien Notes") to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended ("Securities Act"), pursuant to Section 1145(a) of the Bankruptcy Code. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of Warnaco Inc.'s 8 7/8% Senior Notes due 2013 (the "Senior Notes"). See Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Financing Arrangements and Note 15 of Notes to Consolidated Financial Statements for a discussion of the Company's outstanding debt arrangements.

Set forth below is a summary of certain material provisions of the Reorganization Plan. Among other things, as described below, the Reorganization Plan resulted in the cancellation of the Predecessor's Class A Common Stock, issued prior to the Effective Date (the "Old Common Stock"). The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Reorganization Plan. The Company, as reorganized under the Reorganization Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the "New Common Stock"), in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which shares were distributed to pre-petition creditors as specified below. In addition, 5,000,000 shares of New Common Stock of the Company were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed The Warnaco Group, Inc. 2003 Stock Incentive Plan (the "Stock Incentive Plan"), the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value of the New Common Stock on the date of grant. On May 28, 2003, the stockholders of the Company approved the Stock Incentive Plan. The Reorganization Plan also provided for the issuance by the Company of the Second Lien Notes in the principal amount of $200.9 million to pre-petition creditors and others as specified below, secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by the Company and its domestic subsidiaries.

The following is a summary of distributions pursuant to the Reorganization Plan:

a)	the Old Common Stock, including all stock options and restricted shares, was extinguished, and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

b)	general unsecured claimants received approximately 2.55% (1,147,050 shares) of the New Common Stock, which the Company distributed in April 2003;

c)	the Company's pre-petition secured lenders received their pro rata share of approximately $106.1 million in cash, Second Lien Notes in the principal amount of $200 million and approximately 96.26% of the New Common Stock (43,318,350 shares);

d)	holders of claims arising from or related to certain of the Predecessor's preferred securities received approximately 0.60% of the New Common Stock (268,200 shares);

e)	pursuant to the terms of his employment agreement, as modified by the Reorganization Plan, Antonio C. Alvarez II, then President and Chief Executive Officer of the Company, received an incentive bonus consisting of approximately $2.0 million in cash, Second Lien Notes in the principal amount of approximately $0.9 million and approximately 0.59% of the New Common Stock (266,400 shares valued at $11.19 per share); and

f)	in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

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

Additional information required by Item 1 of Part I is incorporated by reference to Note 8 of Notes to Consolidated Financial Statements.

Item 2. Properties.

The Company's principal executive offices are located at 501 Seventh Avenue, New York, New York, which the Company leases pursuant to a 13-year lease that commenced in May 2003 (expiring August 2016). In addition to the Company's executive offices, it leases offices in California and Connecticut pursuant to leases that expire between 2010 and 2013.

The Company has four domestic distribution and warehousing facilities located in California and Pennsylvania and thirteen international manufacturing and warehouse facilities in Canada (two), France (five), Mexico (four), Hong Kong (one) and the Netherlands (one). Some of the Company's manufacturing and warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities and two of its international facilities. The owned domestic facility is subject to liens in favor of the lenders under the Revolving Credit Facility. The rest of the Company's facilities are leased with terms expiring between 2005 and 2020, except for certain leases which operate on a month-to-month basis.

The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; Paris, France; Cologne, Germany; Hong Kong; Milan, Italy; Mexico City, Mexico; and Lausanne, Switzerland. The sales office leases expire between 2005 and 2008 and are generally renewable at the Company's option. The Company leases over 45 retail store sites in Canada, Europe and Asia. Retail leases expire between 2005 and 2019 and are generally renewable at the Company's option. During Fiscal 2004, the Company finalized the closure of all its leased Speedo Authentic Fitness retail stores and recorded, as part of loss from discontinued operations, charges of $2.6 million related to future operating lease commitments and landlord settlements, net of possible sublease rental income.

All of the Company's production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well-maintained equipment and sufficient capacity to handle present and expected future volumes. The Company owns one vacant domestic manufacturing facility that it has listed for sale with local real estate agents. The carrying value of this facility has been reduced to its expected net realizable value.

Item 3. Legal Proceedings.

SEC Investigation

As previously disclosed, the Company reached a settlement with the SEC on the proposed allegations related to matters that had been under investigation. Pursuant to the settlement, on May 11, 2004, the SEC issued an administrative order requiring that the Company cease and desist from committing or causing any violations and future violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The cease-and-desist order, in which the Company neither admits nor denies the findings, was pursuant to the Company's offer of settlement. The Company paid no fine under the SEC settlement. As part of the settlement, the Company agreed to certain undertakings, including retention of an independent consultant to perform a review of the Company's internal controls and policies relating to its inventory systems, internal audit, financial reporting and other accounting functions. On October 29, 2004, the independent consultant delivered its report to the Special Committee of the Board of Directors, which report was thereafter delivered to the SEC. In January 2005, the Board, upon recommendation of the Special Committee, adopted the recommendations contained in the report. In addition, pursuant to the settlement, the Company agreed that for a period of two years its Chief Administrative Officer (who previously served as General Counsel) shall not sign any documents to be filed with the SEC by or on behalf of the Company and shall not participate in or be responsible for the preparation or review of such filings except under limited circumstances. The Company also agreed that for a period of two years its General Counsel shall continue to report directly to the Audit Committee of the Board of Directors on any matters relating to the Company's financial reporting obligations. The Company does not expect the settlement with the SEC to have a material effect on its financial condition, results of operations or business.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                Equity Securities.

New Common Stock

Effective with the consummation of the Reorganization Plan on February 4, 2003, the Old Common Stock was cancelled and the Company issued 44,999,973 shares of New Common Stock to certain of its pre-petition creditors in reliance on the exemption from registration afforded to it by Section 1145 of the Bankruptcy Code. The New Common Stock began trading on the NASDAQ National Stock Market on February 5, 2003 under the ticker symbol "WRNC." The table below sets forth the high and low sales prices of the New Common Stock as reported on the NASDAQ Composite Tape from February 5, 2003 through March 11, 2005:

	High	Low
2003
First Quarter (from February 5, 2003)	$14.10	$8.80
Second Quarter	$13.99	$8.96
Third Quarter	$17.93	$13.57
Fourth Quarter	$18.23	$12.94
2004
First Quarter	$20.62	$15.66
Second Quarter	$21.98	$17.63
Third Quarter	$22.76	$17.57
Fourth Quarter	$22.55	$19.21
2005
First Quarter (through March 11, 2005)	$25.84	$20.05

As of March 11, 2005, there were 2,083 holders of the New Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

The last reported sale price of the New Common Stock as reported on the NASDAQ Composite Tape on March 11, 2005 was $24.59 per share. The Revolving Credit Facility and the indenture governing the Senior Notes place restrictions on the Company's ability to pay dividends on the New Common Stock, and the Company has not paid any dividends on the New Common Stock.

Old Common Stock

Prior to June 11, 2001, the Old Common Stock was traded on the New York Stock Exchange (the "NYSE") under the symbol "WAC." On June 11, 2001, the NYSE suspended trading of the Old Common Stock. From June 11, 2001 until February 4, 2003, the Old Common Stock was traded on the over-the-counter electronic bulletin board (the "OTCBB") under the ticker symbol "WACGQ.PK." Prices of the Old Common Stock per the OTCBB from January 5, 2003 to February 4, 2003 ranged from a low of $0.0000 to a high of $0.0010. These prices reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. No dividends were paid by the Company on the Old Common Stock during such period.

Item 6.    Selected Financial Data.

The following table sets forth the Company's selected historical consolidated financial and operating data for Fiscal 2004, the period February 5, 2003 to January 3, 2004 (as restated), the period January 5, 2003 to February 4, 2003, Fiscal 2002, Fiscal 2001 and Fiscal 2000. All fiscal years for which financial information is set forth below had 52 weeks, except Fiscal 2001 which had 53 weeks. The period February 5, 2003 to January 3, 2004 and the period January 5, 2003 to February 4, 2003 had 48 weeks and four weeks, respectively. Financial information for the period February 5, 2003 to January 3, 2004 has been restated to reflect the correction of the Company's lease accounting. See Note 23 of Notes to Consolidated Financial Statements.

For all periods presented in the statements of operations, income from continuing operations excludes the results of the Company's ABS business unit, the Company's Warner's Europe operations and the Company's Speedo Authentic Fitness retail stores which the Company closed in Fiscal 2004. The ABS business unit, the Company's Warner's Europe operations and the Speedo Authentic Fitness retail stores have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets ("SFAS 144"). Accordingly, the results of operations of these business units are presented separately in the following table.

The Company emerged from bankruptcy on February 4, 2003 and, pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company adopted fresh start accounting. Fresh start accounting principles provide, among other things, that the Company determines the reorganization value of its company and allocates such reorganization value to the fair value of its assets in accordance with the provisions of SFAS No. 141, Business Combinations ("SFAS 141"). The Company engaged an independent third party appraisal firm to assist it in determining its reorganization value. The reorganization value of the Company as approved by the bankruptcy court was $750.0 million. Using the work of valuation specialists, the Company allocated the reorganization value to the fair value of its tangible assets, finite lived intangible assets and indefinite lived intangible assets in accordance with the provisions of SFAS 141. The Company's audited consolidated balance sheet as of February 4, 2003, reflecting the implementation of the Reorganization Plan and the Company's emergence from bankruptcy, is included in the notes to the Company's financial statements included elsewhere in this Annual Report on Form 10-K. See Note 3 of Notes to Consolidated Financial Statements. The Company's consolidated balance sheet as of February 4, 2003 and consolidated balance sheets presented for periods thereafter will not be comparable in certain material respects to historical balance sheets presented elsewhere in this Annual Report on Form 10-K. The Company's consolidated statements of operations for periods beginning after February 4, 2003 will not be comparable in certain material respects to the historical consolidated financial statements for prior periods included elsewhere in this Annual Report on Form 10-K.

References to the Predecessor refer to the Company prior to February 4, 2003. References to the Successor refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting.

The information set forth in the following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004(k)	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002 (d)	Fiscal 2001 (d)	Fiscal 2000 (a)(b)(c)
	(Dollars in millions, except per share data)
Statement of operations data:
Net revenues	$1,424.2	$1,264.3	$110.1	$1,408.2	$1,582.9	$2,130.8
Gross profit	473.0	392.1	42.8	405.4	268.3	344.9
Selling, general and administrative expenses (e)	377.9	319.6	32.2	370.0	545.2	564.9
Amortization of sales order backlog	—	11.8	—	—	—	—
Impairment charge	—	—	—	—	65.0	—
Restructuring items	5.1	19.1	—	—	—	—
Reorganization items	—	—	29.8	114.5	171.9	(11.2)
Operating income (loss)	96.1	48.1	(19.1)	(84.4)	(513.8)	(208.8)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692.7)	—	—	—
Fresh start adjustments	—	—	(765.7)	—	—	—
Other (income) loss	(2.2)	(2.8)	0.4	(0.1)	6.6	36.9
Interest expense	19.8	20.6	1.8	20.0	122.2	170.2
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	46.9	18.2	2,359.0	(154.0)	(793.5)	(363.1)
Loss from discontinued operations, net of taxes	(4.4)	(18.4)	(0.5)	(9.3)	(67.7)	(13.7)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(801.6)	—	(13.1)
Net income (loss)	42.5	(0.2)	2,358.5	(964.9)	(861.2)	(390.0)
Net income (loss) applicable to Common Stock	42.5	(0.2)	2,358.5	(964.9)	(861.2)	(390.0)
Dividends on Common Stock	—	—	—	—	—	13.0
Per share data:
Income (loss) from continuing operations before cumulative effect of change in accounting principle
Basic	$1.03	$0.40	$44.52	$(2.91)	$(15.00)	$(6.88)
Diluted	1.02	0.40	44.52	(2.91)	(15.00)	(6.88)
Loss from discontinued operations, net of taxes
Basic	(0.10)	(0.41)	(0.01)	(0.17)	(1.28)	(0.26)
Diluted	(0.09)	(0.40)	(0.01)	(0.17)	(1.28)	(0.26)
Cumulative effect of change in accounting principle, net of taxes
Basic	—	—	—	(15.13)	—	(0.25)
Diluted	—	—	—	(15.13)	—	(0.25)
Net income (loss):
Basic	0.93	(0.01)	44.51	(18.21)	(16.28)	(7.39)
Diluted	0.93	—	44.51	(18.21)	(16.28)	(7.39)
Dividends declared	—	—	—	—	—	0.27

Shares used in computing earnings per share (f)
Basic	45,418,069	45,060,724	52,989,965	52,989,965	52,911,005	52,783,379
Diluted	46,178,535	45,462,560	52,989,965	52,989,965	52,911,005	52,783,379

	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004(k)	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002 (d)	Fiscal 2001 (d)	Fiscal 2000 (a)(b)(c)

Other data:
Cash flows from operating activities	50.3	83.6	(24.9)	226.2	(422.8)	(10.7)
Cash flows from investing activities	(45.2)	(18.5)	(0.7)	16.2	(21.4)	(69.6)
Cash flows from financing activities	0.6	(44.9)	(67.6)	(176.8)	474.6	(82.1)
Depreciation and amortization	32.5	43.5	4.3	53.2	89.3	98.6
Capital expenditures	31.9	30.1	0.6	20.0	22.8	110.1
Ratio of earnings to fixed charges	3.3	1.8	787.2	n/a	n/a	n/a
Deficit of earnings to fixed charges (g)	n/a	n/a	n/a	104.3	642.5	342.1

	Successor			Predecessor
	January 1, 2005	January 3, 2004(k)	February 4, 2003	January 4, 2003		January 5, 2002		December 30, 2000
Balance sheet data:
Working capital	434.2	394.3	327.7	461.2	(h)	446.3	(h)	(1,484.2)
Total assets	1,153.9	1,091.0	1,126.6	947.9		1,985.5		2,342.1
Liabilities subject to compromise	—	—	—	2,486.1		2,435.0		—
Debtor-in-possession financing	—	—	—	—		155.9		—
Senior Secured credit facility	—	—	39.2	—		—		—
Second Lien Notes due 2008	—	—	200.9	—		—		—
8 7/8% Senior Notes due 2013	210.0	210.0	—	—		—		—
Long-term debt (excluding current maturities)	210.8	211.1	202.2	1.3		2.2		—	(i)
Mandatorily redeemable convertible preferred securities	—	—	—	—	(j)	—	(j)	103.4
Stockholders' equity (deficit)	576.9	520.6	503.5	(1,856.1)		(851.3)		27.2

(a)	Fiscal 2000 includes investment income of $36.9 million resulting from a $42.8 million gain on the Company's sale of its investments in InterWorld Corporation, net of losses of $5.9 million in connection with certain equity forward purchase agreements that the Company entered into prior to its bankruptcy with certain of its lenders which were discharged in the Company's bankruptcy.

(b)	Fiscal 2000 includes the impact of a change in accounting of $13.1 million (net of income tax benefit of $8.6 million) related to a change in the method of valuation of inventory in the Company's retail outlet stores.

(c)	Fiscal 2000 includes a tax provision valuation reserve allowance of $129.2 million for the deferred tax asset.

(d)	Includes reorganization items related to the Chapter 11 Cases of $177.8 million and $116.7 million in Fiscal 2001 and Fiscal 2002, respectively, impairment charges of $101.8 million in Fiscal 2001, and a tax provision of $151.0 million in Fiscal 2001 primarily related to the increase in the valuation allowance related to future income tax benefits. Also includes the cumulative effect of a change in accounting of $801.6 million, net of income tax benefit of $53.5 million related to the adoption of SFAS No. 142, Business Combinations ("SFAS 142") in Fiscal 2002.

(e)	SG&A expenses exclude pension (income) expense of $(6.2) million, $(6.5) million, $0, $5.4 million, $2.9 million and $0.6 million for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

(f)	On February 4, 2003, pursuant to the terms of the Reorganization Plan, the outstanding Old Common Stock was cancelled, and the Company issued 44,999,973 shares of New Common Stock. Due to the cancellation of the Predecessor's Old Common Stock and the issuance of 45 million shares of New Common Stock by the Successor in connection with the Company's emergence from bankruptcy on February 4, 2003, income (loss) per common share for periods beginning after February 4, 2003 will not be comparable to income (loss) per common share for periods before February 4, 2003.

(g)	For the purposes of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest and that portion of rental expense which the Company believes to be representative of an interest factor. The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.00 in those cases where earnings are less than the total fixed charges.

(h)	Does not include liabilities subject to compromise.

(i)	Included in working capital as a current liability.

(j)	Included in liabilities subject to compromise.

(k)	Financial information for Fiscal 2003 has been restated to reflect the correction of the Company's lease accounting. See Note 23 of Notes to Consolidated Financial Statements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future. The Company generally is subject to certain risks that could affect the market value of the Company's common stock, par value $0.01 per share (the "Common Stock"). Except for the historical information contained herein, this Annual Report on Form 10-K, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See "Statement Regarding Forward-Looking Disclosure" and "Overview—Risks and Uncertainties."

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto which are included in this Annual Report on Form 10-K. References to "Core Brands" refer to the Company's Warner's, Olga and Body Nancy Ganz /Bodyslimmers brand names. References to "Fashion Brands" refer to the Company's Lejaby and JLO brand names. References to "Designer" refer to the Swimwear Group's fashion brands including Cole of California, Catalina, Anne Cole, Lifeguard, Nautica and Calvin Klein.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandisers. The Company also currently operates over 75 Calvin Klein underwear retail stores worldwide (consisting of approximately 45 stores directly operated by the Company and approximately 30 stores operated under retail licenses or distributorship agreements).

In Fiscal 2004, the Company saw significant improvements in its operations and results. During the year, the Company: (i) expanded its product offerings by launching, among other things, Chaps denim, JLO lingerie and Choice Calvin Klein; (ii) introduced Axcelerate engineered by Speedo, a performance active apparel offering, and CK 39, a premium denim line; (iii) entered into a license agreement with Michael Kors to market swimwear under the Michael Kors and MICHAEL/Michael Kors labels; (iv) expanded its Calvin Klein underwear retail operations in North America, Europe and Asia; and (v) acquired Ocean Pacific, a recognized leader in the surf inspired California lifestyle segment of the apparel business. Additionally, the Company increased its marketing expenditures to improve brand awareness, in particular for its Calvin Klein, Chaps and Speedo lines.

The Company's international businesses continued to grow in Fiscal 2004. International sales, primarily of Calvin Klein underwear and Lejaby intimate apparel, provided approximately 27% of the Company's net revenues and over 35% of the Company's group operating income during the year.

The Company also continued its transition to an outsourced production model. In those businesses where the Company maintains manufacturing facilities, the Company has improved efficiencies and reduced manufacturing costs.

The Company continues to plan for its long term growth and profitability by investing in its operating platform and infrastructure. In the fourth quarter of Fiscal 2004, the Company began the implementation of SAP's Apparel and Footwear Solution (an enterprise-wide computer software platform encompassing Finance, Sales and Distribution and Materials Management) in both its Swimwear Group and its corporate finance department. The Company expects to implement the SAP Apparel and Footwear Solution across its entire operating platform before 2009. The Company believes that this enterprise software solution will enable management to better and more efficiently gather, analyze and assess information worldwide.

The Company has identified many near term opportunities for growth and operational improvement, as well as challenges to certain of its businesses. In particular, management believes that there are many factors influencing the manufacturing and procurement business cycle of the apparel industry, including but not limited to uncertainty surrounding ongoing import restrictions, overall deflation in the selling prices of products and retailer pressure. The Company will continue to address these and other challenges by, among other things, seeking to (i) improve its procurement process and identify and utilize lower cost, high quality reliable sourcing partners, (ii) focus on operational controls and efficiency by continuing its investment in its infrastructure and (iii) continue to develop and invest in its portfolio of desirable brands while maintaining a diverse product offering at competitive price points across multiple channels of distribution.

    Restatement

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter regarding accounting for (i) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals, (ii) the pattern of recognition of rent expense when the lease term contains a period where there are free or reduced rents and (iii) incentives related to leasehold improvements provided by a lessor to a lessee in an operating lease. In light of the SEC's recent statement regarding existing generally accepted accounting principles ("GAAP") for lease accounting set forth in such letter, and after consultation with its independent registered public accounting firm, the Company determined that its method of accounting for rent that was deferred during a pre-occupancy renovation period (see clause (ii) of the prior sentence) and its netting of cash received from the landlord against the cost of leasehold improvements (see clause (iii) of the prior sentence), in both instances as it related to the lease for the Company's New York headquarters which commenced during 2003, did not conform to GAAP. The Company has amended its policy for operating lease accounting to ensure its compliance with GAAP and has instituted additional procedures to ensure ongoing compliance with its revised policy. In addition, the Company has restated its financial statements for the second, third and fourth quarters of Fiscal 2003. This correction did not result in a restatement of the first three quarters of Fiscal 2004 as the impact on these periods was nominal. The Company recorded appropriate adjustments, which were nominal, in the fourth quarter of Fiscal 2004. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the consolidated financial statements as of January 3, 2004 and for the period February 5, 2003 to January 3, 2004. See Note 23 of Notes to Consolidated Financial Statements.

    Acquisition of Ocean Pacific

On August 19, 2004, the Company acquired Ocean Pacific for $40.0 million in cash and the assumption of $1.0 million in debt. The assumed debt was repaid simultaneously with the closing. Ocean Pacific, based in Irvine, California, is a surf and beach lifestyle brand which operates through a network of licensees worldwide and offers a broad array of apparel and accessories catering to men, women, young men, juniors and children under its Op, Ocean Pacific and Op Classics labels. The Company believes an opportunity exists to expand the Ocean Pacific business with current licensing partners and, over time, for direct opportunities across the Company's core competencies of swimwear, sportswear and intimate apparel. Ocean Pacific contributed approximately $2.7 million of net revenues to the Company's Swimwear Group in Fiscal 2004.

    Financial and Operating Highlights

Net revenues increased $49.8 million, or 3.6%, to $1.42 billion for Fiscal 2004 compared to $1.37 billion for Fiscal 2003. The majority of the increase was attributable to the Swimwear Group, reflecting increases in both Speedo and Designer swimwear net revenues. In the Sportswear Group, an increase in Chaps was partially offset by declines in Calvin Klein jeans (due primarily to a planned reduction of sales to lower margin off-price accounts) and mass sportswear licensing (due to the sale of the White Stag trademark in December 2003). The increase in net revenues in the Intimate Apparel Group primarily reflects increases in Calvin Klein underwear and Fashion Brands, partially offset by a decline in Core Brands. Net revenues for Fiscal 2004 includes approximately $35.5 million related to the effect of favorable foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Gross profit was $473.0 million, or 33.2% of net revenues, for Fiscal 2004 compared to $435.0 million, or 31.6% of net revenues, for Fiscal 2003. An improved mix of regular to off-price sales contributed to the 160 basis point rise in gross profit as a percentage of net revenues. Gross profit for Fiscal 2004 includes approximately $16.7 million related to the effect of favorable foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Selling, general and administrative ("SG&A") expenses increased $26.2 million, or 7.9%, to $377.9 million (26.5% of net revenues) for Fiscal 2004 from $351.7 million (25.6% of net revenues) for Fiscal 2003. Marketing expenses increased $12.0 million reflecting the Company's investment in the marketing of new and existing brands of $10.0 million (including marketing expenses of $3.1 million and $2.6 million in connection with the launches of JLO and Chaps denim, respectively) and $2.0 million of marketing expenses related to the 2004 Summer Olympic Games in Athens. Selling expenses increased $9.5 million reflecting higher sales volumes, partially offset by the positive impact of terminating a third party distribution agreement and consolidating the Company's Calvin Klein jeans distribution facility into the Company's primary distribution facility in Pennsylvania. Unallocated corporate administrative expenses included $5.6 million related to professional costs associated with SOX compliance and an internal control review conducted in connection with the Company's previously announced settlement with the SEC. The Company expects a portion of these costs to recur in future periods. In addition, SG&A expenses for Fiscal 2004 include $6.1 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Net income for Fiscal 2004 was $42.5 million, or $0.93 per diluted share. The Company emerged from bankruptcy on February 4, 2003, and therefore the prior year results of the Successor are for the eleven-month period commencing February 5, 2003 and ending January 3, 2004. For that period, net loss was $0.2 million, or $0 per diluted share.

The Company's working capital (current assets minus current liabilities) increased $39.9 million at January 1, 2005 compared to January 3, 2004 reflecting the increase in net revenues during Fiscal 2004. Inventory increased from $279.8 million at January 3, 2004 to $335.7 million at January 1, 2005 reflecting inventory increases related to the Chaps business (to support Chaps' introduction to the mid-tier channel of distribution), increases in Calvin Klein jeans inventories as a result of an expected increase in shipments for the first quarter of 2005 and the timing of certain product receipts compared to Fiscal 2003. Cash and cash equivalents increased by $12.1 million, or 22.7%, to $65.6 million at January 1, 2005 compared to $53.5 million at January 3, 2004.

    Risks and Uncertainties

The Company believes that it faces a number of risks in its business. These risks include downturns in the economies of the Company's principal markets, weakness in the department store channel of distribution in the United States, changes in import regulations and import tariffs and the uncertainties relating to the Company's ability to design and source fashionable, high quality products that generate excitement and consumer demand and to import the materials and products it needs to satisfy the demands of its customers. The Company attempts to address these risks by offering a wide variety of products at various price points through multiple channels of distribution as well as through its strong foundation of basic products that are less susceptible to changes in demand.

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the United States dollar. These exposures are primarily related to the Company's operations in Canada, Mexico and Europe. These operations accounted for approximately 25% of the Company's net revenues for Fiscal 2004.

The Company's current exposure to changes in interest rates is limited because the Company does not have any borrowings outstanding under the Revolving Credit Facility and the interest rate on the Company's Senior Notes is fixed. The Company's exposure to changes in interest rates is limited to changes in short-term interest rates related to the Company's interest rate swap agreements. See "Capital Resources and Liquidity—Financing Arrangements" for a discussion of the Company's interest rate swap agreements.

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

In connection with the reorganization and the Company's emergence from bankruptcy on February 4, 2003 pursuant to the Reorganization Plan, the Company strengthened its overall financial health with a conservative capitalization that the Company believes provides it with significant operating and financial flexibility to implement its business strategy.

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

    Use of Estimates

The Company uses estimates and assumptions in the preparation of its financial statements which affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of its management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations. The Company believes that the use of estimates affects the application of all of its significant accounting policies and procedures.

    Revenue Recognition

The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales growth and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotional assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. The Company's current rates of accrual for sales allowances, returns and discounts vary by business unit and channel of distribution and range from 5.0% to 20.0%. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

    Cost of Goods Sold

Cost of goods sold for the Company consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include (i) material, direct labor and overhead (including the costs incurred by external contractors), (ii) duty, quota and related tariffs, (iii) in-bound freight and traffic costs, including inter-plant freight, (iv) procurement and material handling costs, (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting, and engineering and (vi) in-stocking costs in the Company's warehouse (cost to receive, unpack and stock product available for sale in the Company's distribution center). Period costs included in costs of goods sold include (a) royalty, (b) design and merchandising, (c) samples, (d) manufacturing variances (net of amounts capitalized), (e) loss on seconds, (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory) and (g) direct freight charges associated with shipping goods to customers. Costs incurred to store, pick, pack and ship (excluding direct freight charges) inventory to customers are included in shipping and handling costs and are classified in SG&A expenses. The Company's gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

    Accounts Receivable

As of January 1, 2005 and January 3, 2004, the Company had approximately $271.9 million and $260.1 million of open trade invoices and other receivables and $2.8 million and $6.8 million of open debit memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of January 1, 2005 and January 3, 2004, the Company had $54.9 million and $57.4 million of accounts receivable reserves, respectively. The decrease in the accounts receivable reserve as of January 1, 2005 compared to January 3, 2004 primarily reflects the reduction in the level of open net debit memos.

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

    Inventories

The Company records purchases of inventory when it assumes title and the risk of loss. The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its carrying value for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to decrease its carrying value of excess or obsolete goods substantially.

At January 1, 2005 and January 3, 2004, the Company had inventory with a carrying value of approximately $53.5 million and $18.5 million, respectively, which was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 1, 2005 and January 3, 2004, the Company reduced the carrying value of such inventory by $22.4 million and $11.0 million, respectively, for excess, obsolete and other inventory adjustments. The carrying value of the Company's inventories were adjusted to fair value at February 4, 2003 in connection with the adoption of fresh start accounting. Therefore, the carrying value of a portion of the inventory identified as excess and/or obsolete at January 3, 2004 reflects the reductions to record inventory at fair value at February 4, 2003.

    Long-lived Assets

As of February 4, 2003, the Company adopted fresh start reporting and, as a result, its long-lived assets, including property, plant and equipment were recorded at their fair values based upon the preliminary appraised values of such assets. Adjustments to the preliminary appraised values were recorded as adjustments to goodwill. The Company used the work of an independent third party appraisal firm to assist it in determining the fair values of its property, plant and equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expected to receive from such a sale. Long-lived assets in existence at February 4, 2003 are recorded at their fair values net of accumulated depreciation since February 4, 2003. Long–lived assets acquired after February 4, 2003 are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived and intangible assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated useful lives of fixed assets and finite lived intangible assets are based on their classification and expected usage, as determined by the Company.

    Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003 and the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's/Olga/Body Nancy Ganz/Bodyslimmers, Calvin Klein underwear, Lejaby, Calvin Klein jeans, Chaps and Swimwear. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser. Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost net of accumulated amortization. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized.

The Company did not identify any impairments of goodwill or intangible assets for Fiscal 2004 or the period February 5, 2003 to January 3, 2004. See Note 13 of Notes to Consolidated Financial Statements.

    Income Taxes

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is established to reduce the amount of deferred tax assets to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The only objectively verifiable evidence the Company is currently able to use in determining the need for a valuation allowance is the future reversals of existing temporary differences. The future recognition of deferred tax assets, through a reduction in valuation allowances that existed at February 4, 2003, will first reduce goodwill. Should the recognition of deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Pursuant to SOP 90-7, benefits realized from pre-confirmation net operating loss carryforwards should first reduce goodwill and other intangible assets until exhausted and thereafter should be reported as a direct addition to additional paid-in-capital.

    Pension Plan

The Company has a defined benefit pension plan (the "Pension Plan") covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan is determined by the Pension Plan's third party actuary (the "Pension Actuary") using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension liability recorded by the Company. The Pension Actuary also determines the annual cash contribution to the Pension Plan. The Pension Plan was under-funded as of January 1, 2005 and January 3, 2004. The Pension Plan and the Reorganization Plan contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the United States Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits will accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense for current service costs in Fiscal 2003 or Fiscal 2004 and will not record pension expense for current service costs for any future period. As of January 1, 2005 and January 3, 2004, the Company had recorded a Pension Plan liability equal to the amount that the present value of projected benefit obligations (discounted using an interest rate of approximately 5.5% and 5.3%, respectively) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contribution to the Pension Plan for 2004 was $12.3 million and is expected to be approximately $25.4 million in the aggregate from Fiscal 2005 through Fiscal 2009. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan and changes in the amount of liability for future benefits as determined by the Pension Actuary. The accrued long-term Pension Plan liability and accruals for other post-retirement benefits are classified as other long-term liabilities in the consolidated balance sheet at January 1, 2005. Contributions to the Pension Plan to be paid in Fiscal 2005 of $5.4 million are classified with accrued liabilities at January 1, 2005.

On October 5, 2003 (the beginning of the fourth quarter of Fiscal 2003), the Company changed its method of accounting for the Pension Plan to a method that accelerates the recognition of gains or losses on Pension Plan assets and the liability for Pension Plan obligations ("Accelerated Method"). The Company previously deferred gains and losses on pension plan assets in excess of the expected rate of return and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the Pension Plan's projected benefit obligations ("Deferred Method"). The Company believes that the Accelerated Method is preferable to the Deferred Method because the recorded pension liability, using the Accelerated Method, will approximate fair value. Pursuant to SFAS No. 87, Employers' Accounting for Pensions, each quarter the Company recognizes interest cost on projected benefit obligations, offset by the expected return on Pension Plan assets. In addition, the Company obtains reports from the Pension Actuary and Pension Plan trustee to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes in the Pension Plan projected benefit obligation determined by the actuary in the fourth quarter of each fiscal year. As a result of this change, the Company's pension income or expense will be more volatile than that of other companies. Therefore, the Company reports pension expense or income on a separate line of its statement of operations in each period. See Note 10 of Notes to Consolidated Financial Statements.

    Stock-Based Compensation

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. For options granted during Fiscal 2004 and for the period February 5, 2003 to January 3, 2004, the Company used a weighted average stock price volatility assumption of approximately 35%. The Company based its estimate of the expected life of a stock option of five years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company's risk-free rate of return assumption for options granted in Fiscal 2004 and for the period February 5, 2003 to January 3, 2004 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the "intrinsic value method"). Compensation expense related to restricted stock grants, prior to February 4, 2003, was recognized over the vesting period of the grants.

    Advertising Costs

Advertising costs are included in SG&A expenses and are expensed the first time the advertising or promotion is published or presented to consumers. Cooperative advertising allowances provided to customers are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 and Fiscal 2002 were $86.0 million, $66.4 million, $7.4 million and $105.7 million, respectively. Cooperative advertising expense for Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 and Fiscal 2002 were $18.4 million, $17.5 million, $1.4 million and $31.6 million, respectively.

    Reorganization Items

Reorganization items included in the consolidated statement of operations for the periods January 5, 2003 to February 4, 2003 and Fiscal 2002 were $29.8 million and $114.5 million, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that were paid in cash or settled in connection with the Reorganization Plan. Certain accruals at January 4, 2003 were subject to compromise under the provisions of the Bankruptcy Code. The Company recorded these accruals at the estimated amount the creditor was entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Reorganization Plan. See Note 5 of Notes to Consolidated Financial Statements. Subsequent to February 4, 2003, to the extent that the Company has incurred reorganization items in respect of the Chapter 11 Cases, such items have been recorded in SG&A expenses. Included in SG&A expenses for Fiscal 2004 and the period February 5, 2003 to January 3, 2004 are legal and professional fees and certain compensation related costs relating to the Chapter 11 Cases of $0.7 million and $5.0 million, respectively.

    Restructuring Items

During Fiscal 2004 and the period February 5, 2003 to January 3, 2004, the Company incurred restructuring charges of $5.1 million and $19.1 million, respectively. See Note 6 of Notes to Consolidated Financial Statements.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for Fiscal 2004, the period February 5, 2003 to January 3, 2004 (as restated), the period January 5, 2003 to February 4, 2003 and Fiscal 2002. The period January 5, 2003 to February 4, 2003 combined with the period February 5, 2003 to January 3, 2004 constitutes a combined presentation of Fiscal 2003 (as restated).

The results of the Company's discontinued operations are included in "Loss from discontinued operations, net of taxes" for all periods presented.

	Successor			Predecessor	Combined		Predecessor
	Fiscal 2004	% of Net Revenues	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2003	% of Net Revenues	Fiscal 2002	% of Net Revenues
	(in thousands of dollars)
Net revenues	$1,424,181	100.0%	$1,264,301	$110,120	$1,374,421	100.0%	$1,408,242	100.0%
Cost of goods sold	951,198	66.8%	872,170	67,283	939,453	68.4%	1,002,816	71.2%
Gross profit	472,983	33.2%	392,131	42,837	434,968	31.6%	405,426	28.8%
Selling, general and administrative expenses	377,868	26.5%	319,580	32,156	351,736	25.6%	369,958	26.3%
Pension expense (income)	(6,150)	–0.4%	(6,488)	—	(6,488)	–0.5%	5,399	0.4%
Amortization of sales order backlog	—	—	11,800	—	11,800	0.9%	—
Restructuring items	5,130	0.4%	19,101	—	19,101	1.4%	—
Reorganization items	—	—	—	29,805	29,805	2.2%	114,495	8.1%
Operating income (loss)	96,135	6.8%	48,138	(19,124)	29,014	2.1%	(84,426)	—
Gain on cancellation of pre-petition indebtedness	—		—	(1,692,696)	(1,692,696)		—
Fresh start adjustments	—		—	(765,726)	(765,726)		—
Other (income) loss	(2,197)		(2,817)	359	(2,458)		(62)
Interest expense, net (a)	19,821		20,641	1,751	22,392		19,972
Income (loss) from continuing operations before provision for income taxes and cumulative effect of change in accounting principle	78,511		30,314	2,437,188	2,467,502		(104,336)
Provision for income taxes	31,636		12,084	78,150	90,234		49,648
Income (loss) from continuing operations before cumulative effect of change in accounting principle	46,875		18,230	2,359,038	2,377,268		(153,984)
Loss from discontinued operations, net of taxes	(4,358)		(18,393)	(501)	(18,894)		(9,257)
Cumulative effect of change in accounting principle, net of taxes	—		—	—	—		(801,622)
Net income (loss)	$42,517		$(163)	$2,358,537	$2,358,374		$(964,863)

(a)	Includes interest income of $1.9 million, $0.6 million, $0.5 million and $3.6 million for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively. Contractual interest for the Predecessor was $15.0 million and $180.2 million for the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively.

Comparison of Fiscal 2004 to Fiscal 2003

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$588,256	$572,813	$15,443	2.7%
Sportswear Group	455,601	440,516	15,085	3.4%
Swimwear Group	380,324	361,092	19,232	5.3%
Net revenues	$1,424,181	$1,374,421	$49,760	3.6%

The Company's products are widely distributed through many major channels of distribution. The following table summarizes the Company's net revenues by channel of distribution for Fiscal 2004 and Fiscal 2003:

	Fiscal 2004	Fiscal 2003
United States - wholesale
Department stores and independent retailers	23%	25%
Specialty stores	10%	9%
Chain stores	7%	7%
Mass merchandisers	8%	9%
Membership clubs and other	24%	25%
Total United States - wholesale	72%	75%
International - wholesale	26%	24%
Retail / other	2%	1%
Net revenues - consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear	$310,192	$279,106	$31,086	11.1%
Core Brands	148,176	180,945	(32,769)	−18.1%
Fashion Brands	116,950	100,240	16,710	16.7%
Retail/other	12,938	12,522	416	3.3%
Intimate Apparel Group	$588,256	$572,813	$15,443	2.7%

The increase in Calvin Klein underwear net revenues reflects an increase of $11.2 million, $15.6 million and $4.3 million in the United States, Europe and all other foreign operations, respectively. The increased sales in the United States and Europe were primarily driven by strength in the men's regular price business combined with the launch of the Company's new Choice Calvin Klein label (which accounted for approximately $7.9 million of the increase in net revenues in the United States and Europe). The Company believes the increase in net revenues is a result of improvements and innovations in product design and an increase in marketing expenditures combined with the positive impact of a stronger euro relative to the United States dollar.

The decrease in Core Brands net revenues reflects a $35.9 million decline in the United States, partially offset by a combined increase of $3.1 million in Canada, Asia and Mexico. The decline in net revenues in the United States primarily reflects continued difficulty for the Company's Core Brands at retail. In addition, the Company experienced a reduction in the level of service to customers, primarily as a result of transitioning from an owned manufacturing to an outsourced production model, which negatively affected order fulfillment rates.

The increase in Fashion Brands net revenues reflects $11.6 million in net revenues from the launch of JLO in July 2004 and an increase of $5.1 million in Lejaby net revenues. The increase in Lejaby reflects an increase of $3.1 million in the United States primarily related to the launch of Lejaby Rose in March 2004 combined with an increase of $2.0 million in Europe. The increase in Lejaby net revenues in Europe primarily reflects the positive effect of a stronger euro of $9.5 million, partially offset by a decrease, primarily related to lower unit volumes, of $7.9 million. The decrease in sales volumes was attributable to a less favorable reception of certain product lines at retail and a declining specialty store distribution base.

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Chaps	$168,114	$129,634	$38,480	29.7%
Calvin Klein jeans	265,754	282,718	(16,964)	−6.0%
Calvin Klein accessories (a)	13,857	13,335	522	3.9%
Mass sportswear licensing (b)	7,876	14,829	(6,953)	−46.9%
Sportswear Group	$455,601	$440,516	$15,085	3.4%

(a)	The Calvin Klein accessories license will expire on December 31, 2005.

(b)	Mass sportswear licensing revenues for Fiscal 2003 consist of royalty revenues related to the White Stag trademark. With respect to Fiscal 2004, mass sportswear licensing revenues include design services fees earned in connection with the White Stag women's sportswear line.

Chaps net revenues increased $37.4 million and $2.3 million in the United States and Mexico, respectively, partially offset by a $1.2 million decrease in Canada. The increase in Chaps domestic net revenues includes $18.1 million related to the launch of the new denim line in June 2004 combined with a $19.3 million net increase across all other Chaps sportswear lines reflecting the Company's planned expansion into the mid-tier channel of distribution and a favorable reception of the Company's products at retail, which increased certain reorder sales. These increases were partially offset by a reduction in sales to military base stores.

Calvin Klein jeans net revenues decreased $17.0 million reflecting a decrease of $29.6 million in the United States, partially offset by an increase of $8.9 million and $3.7 million in Mexico and Canada, respectively. The decrease in the United States reflects a planned reduction of unit sales to low margin off-price channels (accounting for a decrease of approximately $30.0 million) and declines in department store unit sales and sales to military base stores. The decreases in off-price and department store sales were partially offset by an increase in unit sales to membership clubs and to stores operated by the Calvin Klein jeans licensor. Net unit selling prices increased due to more favorable returns and allowances experience, which management believes is the result of reinvigorated designs and extended product offerings. The increase in Mexico net revenues relates to volume increases in sales of certain men's basic lines to department stores combined with increased sales to membership clubs.

The decrease in mass sportswear licensing net revenues reflects the sale of the White Stag trademark to Wal-Mart in December 2003. Pursuant to the sales agreement, the Company no longer receives royalties from Wal-Mart; however, the Company receives fees for design services provided to Wal-Mart related to the White Stag women's sportswear line.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$248,619	$240,405	$8,214	3.4%
Designer swimwear (a)	123,890	116,575	7,315	6.3%
Ocean Pacific (b)	2,747	—	2,747	0.0%
Online retail store	5,068	4,112	956	23.2%
Swimwear Group	$380,324	$361,092	$19,232	5.3%

(a)	Includes Catalina wholesale swimwear.

(b)	Consists of licensing revenue.

The increase in Speedo net revenues reflects a $3.9 million increase in regular-price sales combined with a $4.3 million increase in off-price sales. The increase in regular price sales reflects higher net selling price due to a $3.0 million reduction in sales allowances and returns, primarily as a result of better product performance at retail in Fiscal 2004 compared to Fiscal 2003, combined with increased net sales of $1.0 million primarily related to increased unit shipments of shoes, accessories and racing gear.

The increase in Designer swimwear net revenues reflects increases primarily related to the Company's private label business with Target ($7.3 million), increased net sales of Catalina ($2.3 million) and increased net sales of Nautica and Anne Cole swimwear ($17.3 million), offset by declines in Polo® (license terminated in June 2003) and other brands ($19.6 million). The increase in net revenues from private label and Catalina sales reflects volume increases. The increase in Nautica and Anne Cole primarily reflects a full year of selling of the Nautica brand which was launched during Fiscal 2003.

Net revenues of Ocean Pacific relate to the acquisition of Ocean Pacific in August 2004 and represent royalty income earned from licensing partners.

Gross Profit

Gross profit was as follows:

	Fiscal 2004	% of Segment Net Revenues	Fiscal 2003	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$210,455	35.8%	$199,598	34.8%
Sportswear Group	126,571	27.8%	103,946	23.6%
Swimwear Group	135,957	35.7%	131,424	36.4%
Total gross profit	$472,983	33.2%	$434,968	31.6%

The increase in gross profit of $38.0 million reflects an increase of $22.6 million, $10.9 million and $4.5 million in the Sportswear Group, Intimate Apparel Group and Swimwear Group, respectively. Gross profit as a percentage of net revenues ("gross margin") increased 160 basis points primarily due to a more favorable sales mix in the Company's Calvin Klein jeans business. Gross profit for Fiscal 2004 includes the effect of approximately $16.7 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group gross profit increased $10.9 million primarily reflecting strength in the Company's Calvin Klein underwear business (increased gross profit of $22.3 million) and the launch of JLO lingerie in July 2004 (gross profit of $2.1 million) combined with increases of $2.3 million and $1.8 million in the Company's Lejaby and Intimate Apparel retail operations, respectively. The increases were partially offset by a $17.6 million decrease in Core Brands gross profit. The increase in Calvin Klein underwear gross profit and gross margin reflects the increase in net revenues described above, combined with a favorable sales mix and lower sourcing costs. The decline in Core Brands gross profit reflects sales allowances granted to customers and unfavorable absorption of fixed overhead costs due to decreased sales volumes.

Sportswear Group gross profit increased $22.6 million, or 21.8%, in Fiscal 2004 as compared to Fiscal 2003 and gross margin increased 420 basis points. The increase in gross profit and gross margin primarily reflects strength in the Calvin Klein jeans ($17.6 million increase in gross profit), Calvin Klein accessories ($1.8 million increase in gross profit) and Chaps ($10.5 million increase in gross profit) businesses, partially offset by a $7.3 million decline in mass sportswear licensing as a result of the sale of the White Stag trademark to Wal-Mart in December 2003. The increase in Calvin Klein jeans gross profit and gross margin reflects an improved sales mix, primarily as a result of the Company's planned reduction of sales to low margin off-price channels. The increase in Chaps gross profit reflects the increase in net revenues described above and improved allowance experience to customers reflecting higher net selling prices.

Swimwear Group gross profit increased $4.5 million, reflecting the increase in net revenues described above and efficiencies realized in the Company's manufacturing plants as a result of production volume increases. The decrease in gross margin of 70 basis points reflects the less favorable sales mix, start-up activities related to a new activewear line and the unfavorable impact of foreign currency exchange rate fluctuations on cost of sales, primarily as a result of the effect of a stronger Canadian dollar related to Canadian manufacturing operations, partially offset by margins earned on royalty income (related to the August 2004 acquisition of Ocean Pacific) and favorable manufacturing variances.

Selling, General and Administrative Expenses

SG&A expenses increased $26.2 million, or 7.4%, to $377.9 million (26.5% of net revenues) for Fiscal 2004 from $351.7 million (25.6% of net revenues) for Fiscal 2003. Marketing expenses increased $12.0 million, reflecting the Company's investment in the marketing of new and existing brands of $10.0 million (including the launches of JLO lingerie and Chaps denim) and expenses related to the 2004 Summer Olympic Games in Athens of $2.0 million. Selling expenses increased $9.5 million reflecting higher sales volumes, partially offset by the positive impact of terminating a third party distribution agreement and consolidating the Company's Calvin Klein jeans distribution facility into the Company's primary distribution facility in Pennsylvania. Unallocated corporate administrative expenses include $5.6 million related to professional costs associated with SOX compliance and an internal control review conducted in connection with the Company's previously announced settlement with the SEC. The Company expects a portion of these costs to recur in future periods. In addition, SG&A expenses for Fiscal 2004 include $6.1 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Pension Income / Expense

Pension Plan income of $6.2 million for Fiscal 2004 reflects the income earned by Pension Plan assets, offset by interest costs associated with Pension Plan projected benefit obligations. Pension Plan income was $6.5 million for Fiscal 2003. See Note 10 of Notes to Consolidated Financial Statements.

Amortization of Sales Order Backlog

Results of operations for Fiscal 2003 included $11.8 million of expenses related to the amortization of sales order backlog recorded in connection with the adoption of fresh start accounting on February 4, 2003. The sales order backlog was amortized over six months using the straight-line method and was fully amortized as of January 3, 2004.

Restructuring Items

During Fiscal 2004 and the period February 5, 2003 to January 3, 2004, the Company incurred restructuring charges of $5.1 million and $19.1 million, respectively. See Note 6 of Notes to Consolidated Financial Statements.

Reorganization Items

Reorganization items were $29.8 million and $114.5 million for the period January 5, 2003 to February 4, 2003 and for Fiscal 2002, respectively. See Note 5 of Notes to Consolidated Financial Statements.

Operating Income

The following table presents operating income by group:

	Fiscal 2004	% of Net Revenues	Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$55,361		$55,858
Sportswear Group	53,757		31,764
Swimwear Group	58,147		52,901
Group operating income	167,265	11.8%	140,523	10.2%
Unallocated corporate expenses	(66,000)	–4.6%	(62,603)	–4.6%
Restructuring items	(5,130)	–0.4%	(19,101)	−1.4%
Reorganization items	—	—	(29,805)	−2.2%
Operating income	$96,135	6.8%	$29,014	2.1%

Operating income increased $67.1 million, reflecting an increase in group operating income of $26.7 million and a decrease in restructuring and reorganization items of $43.8 million, partially offset by an increase in unallocated corporate expenses of $3.4 million. The increase in group operating income includes the effect of an $11.8 million decrease in amortization expense related to sales order backlog which was incurred in the 2003 period in connection with the adoption of fresh start accounting. Operating income for Fiscal 2004 was positively affected by the favorable impact of foreign currency exchange rate fluctuations of approximately $10.6 million, primarily as a result of a stronger euro and Canadian dollar. The increase in unallocated corporate expenses of $3.4 million in Fiscal 2004 compared to Fiscal 2003 was due primarily to consulting fees of $5.6 million related to professional costs associated with SOX compliance and an internal control review conducted in connection with the Company's previously announced settlement with the SEC.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$49,871	16.1%	$39,837	14.3%
Core Brands	2,520	1.7%	7,524	4.2%
Fashion Brands	2,579	2.2%	9,256	9.2%
Retail/other	391	3.0%	(759)	−6.1%
Intimate Apparel Group	$55,361	9.4%	$55,858	9.8%

Intimate Apparel Group operating income decreased $0.5 million, primarily reflecting an increase in Calvin Klein underwear, more than offset by a decrease in Core Brands and Fashion Brands. The $10.0 million increase in Calvin Klein underwear operating income reflects a $22.3 million increase in gross profit (as described above), the positive effect of a stronger euro and a $2.2 million decrease in amortization of sales order backlog. Partially offsetting this net increase was an increase of $14.5 million in SG&A expenses (primarily due to a planned increase in marketing expenditures to support the launch of Choice Calvin Klein), the increase in volume-related selling costs and the effect of a stronger euro. The $5.0 million decrease in Core Brands operating income reflects a decline in Core Brands gross profit of $17.6 million as described above, partially offset by a decrease of $12.6 million in SG&A expenses due to cost cutting initiatives undertaken by management in Fiscal 2004 and a decrease in volume-related selling expenses due to reduced net revenues. The $6.7 million decrease in Fashion Brands operating income reflects a $3.0 million operating loss from the launch of JLO in July 2004 and a $3.7 million decrease in Lejaby. The decrease in Lejaby operating income reflects a $6.0 million increase in SG&A expenses, partially offset by a $2.3 million increase in Lejaby gross profit. The increase in SG&A expenses includes a $2.8 million increase in marketing costs associated with a new European advertising campaign and the launch of Lejaby Rose in the United States combined with the unfavorable impact of a stronger euro.

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Chaps	$17,479	10.4%	$9,718	7.5%
Calvin Klein jeans	30,266	11.4%	9,447	3.3%
Calvin Klein accessories	2,564	18.5%	1,795	13.5%
Mass sportswear licensing	3,448	43.8%	10,804	72.9%
Sportswear Group	$53,757	11.8%	$31,764	7.2%

Sportswear Group operating income increased $22.0 million reflecting increases in Calvin Klein jeans, Chaps and Calvin Klein accessories, partially offset by decreases in mass sportswear licensing. The increase of $7.8 million in Chaps operating income reflects an increase in gross profit of $10.5 million (as discussed above) combined with a $0.8 million reduction in amortization of sales order backlog, partially offset by an increase of $3.5 million in SG&A expenses. The increase in SG&A expenses included a $2.7 million increase in marketing expenses primarily related to the launch of Chaps denim in June 2004 and the increased variable selling expenses associated with higher sales volume. The increase of $20.8 million in Calvin Klein jeans operating income reflects an increase in gross profit of $17.6 million (as discussed above) combined with a $3.2 million reduction in SG&A expenses, primarily related to a decrease in warehouse and distribution expenses as a result of the Company relocating its distribution center in the fourth quarter of Fiscal 2003 from a third-party operated facility to the Company's facility in Duncansville, Pennsylvania. The decrease in operating income of mass sportswear licensing reflects the sale of the White Stag trademark in December 2003.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$38,999	15.7%	$34,729	14.4%
Designer	17,344	14.0%	16,574	14.2%
Ocean Pacific	(423)	−15.4%	—	—
Ubertech	—	—	34	—
Online retail store	2,227	43.9%	1,564	38.0%
Swimwear Group	$58,147	15.3%	$52,901	14.7%

Swimwear Group operating income increased $5.2 million, reflecting an increase of $4.5 million in gross profit as a result of increased net revenues combined with a decrease of $8.5 million in amortization of sales order backlog, partially offset by a $7.8 million increase in SG&A expenses. The increase in SG&A expenses reflects a $2.3 million increase in marketing expenses, primarily related to the 2004 Summer Olympic Games in Athens, a $2.1 million increase in volume related selling expenses and a $3.4 million increase in administrative expenses primarily related to the acquisition of Ocean Pacific.

Gain on Cancellation of Debt and Fresh Start Adjustments

Fiscal 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and cash equivalents and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets and liabilities to fair value in accordance with the provisions of SOP 90-7. See Note 3 of Notes to Consolidated Financial Statements. No comparable gains were recorded in Fiscal 2004.

Other (Income) Loss

Other (income) loss primarily reflects gains on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars of $1.9 million and $6.7 million for Fiscal 2004 and Fiscal 2003, respectively. The foreign exchange gain for Fiscal 2003 was partially offset by a $3.8 million loss on the sale of the White Stag trademark.

Interest Expense, Net

Interest expense decreased $2.6 million, or 11.5%, to $19.8 million in Fiscal 2004 compared to $22.4 million in Fiscal 2003. Interest expense in Fiscal 2004 included interest on the Senior Notes of $16.9 million (net of the benefit of approximately $1.6 million from the Swap Agreements (as defined below)), unused commitment fees and letters of credit charges of $2.4 million related to the Revolving Credit Facility and amortization of deferred financing fees and other items of $2.4 million, partially offset by interest income of $1.9 million. Interest income primarily reflects income earned on the note receivable relating to the sale of White Stag and interest earned on invested cash balances. Interest expense for Fiscal 2003 includes interest on foreign debt for one month of $1.0 million, interest on the Second Lien Notes of $6.7 million, interest on the Senior Notes of approximately $10.0 million, amortization of deferred financing fees of $2.1 and other interest and fees of approximately $2.6 million.

Income Taxes

The provision for income taxes of $31.6 million for Fiscal 2004 consists of an income tax expense of $13.3 million on domestic earnings and an $18.3 million income tax expense on foreign earnings. The provision for income taxes for Fiscal 2003 of $90.2 million includes income taxes related to the income of foreign operations of $11.6 million, state and local income taxes of $1.0 million and deferred income taxes of $77.6 million related to the recording of the Company's assets at fair value in accordance with fresh start accounting.

Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of approximately $246.2 million, which can be used to reduce U.S. taxable income, if any, by approximately $23.4 million per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

Additionally, as a result of the Company's acquisition of Ocean Pacific, non-current deferred tax liabilities were increased by $12.4 million, primarily related to acquired trademarks and licenses. Deferred taxes also included a U.S. net operating loss carryforward of $2.6 million, of which the majority is subject to an annual limitation of $0.4 million.

Discontinued Operations

Losses from discontinued operations were $4.4 million and $18.9 million for Fiscal 2004 and Fiscal 2003, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Comparison of Fiscal 2003 to Fiscal 2002

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2003	Fiscal 2002	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group (a)	$572,813	$614,155	$(41,342)	−6.7%
Sportswear Group	440,516	483,461	(42,945)	−8.9%
Swimwear Group	361,092	310,626	50,466	16.2%
Net revenues	$1,374,421	$1,408,242	$(33,821)	−2.4%

(a)	Consolidated net revenues for Fiscal 2003 and Fiscal 2002 included $0.1 million and $46.2 million, respectively, of revenues from GJM, Penhaligon's, Fruit of the Loom, Weight Watchers, IZKA and domestic outlet retail stores (the "discontinued and sold units").

The Company's products are widely distributed through many major channels of distribution. The following table summarizes the Company's net revenues by channel of distribution for Fiscal 2003 and Fiscal 2002:

	Fiscal 2003	Fiscal 2002
United States - wholesale:
Department stores, independent retailers and specialty stores	34%	39%
Chain stores	7%	8%
Mass merchandisers	9%	6%
Other	25%	22%
Total United States - wholesale	75%	75%
International - wholesale	24%	21%
Retail/Other	1%	4%
Net revenues - consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2003	Fiscal 2002	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear	$279,106	$239,662	$39,444	16.5%
Core Brands	180,945	222,308	(41,363)	−18.6%
Lejaby	100,240	90,468	9,772	10.8%
Retail	12,397	15,528	(3,131)	−20.2%
Total continuing business units	572,688	567,966	4,722	0.8%
Discontinued / sold business units	125	46,189	(46,064)	−99.7%
				0.0%
Intimate Apparel Group	$572,813	$614,155	$(41,342)	−6.7%

The decrease in Core Brands net revenues reflects lower reorders due to a buildup of inventory at retailers as a result of less favorable reception of certain product lines, coupled with the effect of a soft market. The decrease in Intimate Apparel net revenues was partially offset by the translation effect of a stronger Canadian dollar of approximately $2.5 million. The increase in Calvin Klein underwear net revenues reflects increased sales in the United States, Europe, Mexico and Asia. Approximately 72.6% of the increase in Calvin Klein underwear net revenues related to the European operation, which benefited from a stronger euro coupled with increased sales volume. Increases in the United States were due primarily to an increase in off-price sales. Volume increases in Asia were attributable to the opening of three new retail stores and the addition of new distributors in Korea, Singapore and Malaysia. The increase in Lejaby net revenues reflects the positive effect of a stronger euro, which added $17.1 million to net revenues, partially offset by a $7.4 million decrease in net sales as a result of a business slowdown, primarily in Germany and Austria.

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2003	Fiscal 2002	Increase (Decrease)	% Change
	(in thousands of dollars)
Chaps	$129,634	$137,387	$(7,753)	−5.6%
Calvin Klein jeans	282,718	317,587	(34,869)	−11.0%
Calvin Klein accessories (a)	13,335	14,404	(1,069)	−7.4%
Mass sportswear licensing	14,829	14,083	746	5.3%
Sportswear Group	$440,516	$483,461	$(42,945)	−8.9%

______________

(a) The Calvin Klein accessories license will expire on December 31, 2005.

The decrease in Calvin Klein jeans net revenues was primarily attributable to a soft retail environment and a reduction in sales to military exchanges, partially offset by an increase in sales to membership clubs. The decrease in Chaps net revenues reflects a softer retail market for men's sportswear in the United States, partially offset by an increase in net revenues of approximately $2.4 million in Chaps sales in Canada (which includes the translation effect of a stronger Canadian dollar, which added approximately $1.8 million to net revenues). Net revenues in Mexico decreased by approximately $1.8 million, primarily as a result of the downsizing and consolidation of operations in that country coupled with a buildup of excessive inventories at certain retailers as a result of decreased sales volumes.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2003	Fiscal 2002	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$240,405	$201,707	$38,698	19.2%
Designer swimwear (a)	116,575	104,713	11,862	11.3%
Online retail store	4,112	4,206	(94)	−2.2%
Swimwear Group	$361,092	$310,626	$50,466	16.2%

(a)	Includes Catalina wholesale swimwear.

The increase in Swimwear net revenues resulted from a larger backlog entering the spring 2003 season, new product lines, an expanded customer base and better allowance and markdown experience (allowances decreased, as a percentage of gross sales, by 210 basis points in Fiscal 2003 compared to Fiscal 2002). The increase in Speedo net revenues primarily reflects higher sales of Speedo fitness swim products and accessories to membership clubs and team dealers. The increase in Designer swimwear net revenues was due to improved styling and increased door distribution for the Catalina and Anne Cole lines, as well as sales of the Nautica line, which was introduced in the fourth quarter of Fiscal 2003. Speedo Authentic Fitness retail net revenues, which reflect the online retail store operation, decreased $0.1 million, or 2.2%, for Fiscal 2003 compared to Fiscal 2002.

Gross Profit

Gross profit was as follows:

	Fiscal 2003	% of Segment Net Revenues	Fiscal 2002	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$199,598	34.8%	$204,798	33.3%
Sportswear Group	103,946	23.6%	99,963	20.7%
Swimwear Group	131,424	36.4%	100,665	32.4%
Total gross profit	$434,968	31.6%	$405,426	28.8%

Gross profit increased $29.5 million, or 7.3%, for Fiscal 2003 compared to Fiscal 2002. The 280 basis point increase in gross profit margin primarily reflects higher sales volume in the Company's Swimwear Group and lower product costs due to more efficient product sourcing. Gross profit for Fiscal 2002 was reduced by $11.8 million of certain distribution and other product-related expenses that were classified in cost of goods sold. Commencing February 4, 2003 (the date the Company emerged from bankruptcy), the Company classifies these items as SG&A expenses. To meaningfully compare gross margin for Fiscal 2003 to Fiscal 2002, the change in classification of these expenses should be considered. Gross profit was $435.0 million, or 31.6% of net revenues, in Fiscal 2003 compared to $417.2 million, or 29.2% of net revenues, for Fiscal 2002 after adjusting Fiscal 2002 to reflect this change.

Intimate Apparel Group gross profit decreased $5.2 million, or 2.5%, and gross margin increased 150 basis points, reflecting a less favorable sales mix of $1.3 million and less favorable production and manufacturing variances of $7.7 million, partially offset by an increase of $7.0 million as a result of the change in classification of certain distribution and other product-related expenses that were classified in cost of goods sold in Fiscal 2002.

Sportswear Group gross profit increased $4.0 million, or 4.0%, and gross margin increased 290 basis points, reflecting an increase of $4.3 million as a result of the change in classification of certain distribution and other product-related expenses that were classified in cost of goods sold in Fiscal 2002. The Sportswear Group also experienced lower product costs due to better product sourcing.

Swimwear Group gross profit increased $30.8 million, or 30.6%, and gross margin increased 400 basis points, resulting from an increase in sales volume, a favorable sales mix, lower product costs due to more efficient sourcing and increased efficiency and cost savings in the Company's manufacturing facilities. The increase in the gross margin reflects a 210 basis point decrease in the rate of sales allowances and returns as a percentage of gross sales due to improvements in on-time shipping performance.

Selling, General and Administrative Expenses

SG&A expenses for Fiscal 2003 decreased $18.2 million, or 4.9%, to $351.7 million (25.6% of net revenues) compared to $369.9 million (26.3% of net revenues) for Fiscal 2002. SG&A expenses for Fiscal 2003 included certain product-related costs which were included in cost of goods sold in Fiscal 2002. As adjusted for this change in classification, SG&A expenses declined $30.0 million for Fiscal 2003 compared to Fiscal 2002. This decline reflects lower sales volumes, a reduction in lease expenses of $8.2 million for certain operating leases that were settled in connection with the Reorganization

Plan, lower depreciation and amortization expenses of approximately $17.4 million (excluding the amortization of sales order backlog of $11.8 million) and the Company's expense management initiatives. These reductions were partially offset by the inclusion in SG&A expenses of non-cash stock-based compensation expenses of $5.5 million related to restricted stock and stock options granted during Fiscal 2003, as well as a charge for incentive compensation of $8.8 million. SG&A expenses for Fiscal 2003 included $5.0 million of legal and professional fees and certain employee- related costs relating to the Chapter 11 Cases. Comparable expenses in Fiscal 2002 were included in reorganization items.

Pension Income / Expense

Pension Plan income of $6.5 million for Fiscal 2003 reflects income earned by Pension Plan assets in excess of the interest cost associated with Pension Plan projected benefit obligations. Pension Plan expense was $5.4 million for Fiscal 2002. See Note 10 of Notes to Consolidated Financial Statements.

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

Restructuring Items

Restructuring items were $19.1 million for the period January 5, 2003 to February 4, 2003. See Note 6 of Notes to Consolidated Financial Statements.

Reorganization Items

Reorganization items were $29.8 million and $114.5 million for the period January 5, 2003 to February 4, 2003 and for Fiscal 2002, respectively. See Note 5 of Notes to Consolidated Financial Statements.

Operating Income (Loss)

The following table presents operating income by group:

	Fiscal 2003	% of Net Revenues	Fiscal 2002	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$55,858		$47,078
Sportswear Group	31,764		20,185
Swimwear Group	52,901		30,036
Group operating income	140,523	10.2%	97,299	6.9%
Unallocated corporate expenses	(62,603)	−4.6%	(67,230)	−4.8%
Restructuring items	(19,101)	−1.4%	—	0.0%
Reorganization items	(29,805)	−2.2%	(114,495)	−8.1%
Operating income (loss)	$29,014	2.1%	$(84,426)	−6.0%

The increase in operating income of $113.4 million primarily reflects increased operating income generated by the Company's business groups of $43.2 million, due primarily to increased gross profit and decreased SG&A expenses, and a $65.6 million decrease in reorganization and restructuring items. Corporate expenses decreased $4.6 million, primarily the result of a reduction in depreciation expense and the Company's expense management initiatives, partially offset by the recognition of stock compensation expense of $5.5 million and a charge for incentive compensation of $8.8 million. In addition, the Company incurred legal and professional fees and certain employee costs relating to the Chapter 11 Cases of $5.0 million.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2003	% of Brand Net Revenues	Fiscal 2002	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$39,837	14.3%	$27,736	11.6%
Core Brands	7,524	4.2%	13,601	6.1%
Lejaby	9,256	9.2%	8,572	9.5%
Retail	(456)	−3.6%	(318)	−2.0%
Total continuing business units	56,161	9.8%	49,591	8.7%
Total discontinued and sold business units	(303)	—	(2,513)	−5.4%
Intimate Apparel Group	$55,858	9.8%	$47,078	7.7%

The Intimate Apparel Group's operating income increased $8.8 million, reflecting increases in Calvin Klein underwear of $12.1 million and Lejaby of $0.7 million, partially offset by a decrease in Core Brands of $6.1 million. In addition, operating losses from discontinued and sold units decreased $2.2 million in Fiscal 2003 compared to Fiscal 2002. The increase in operating income of Calvin Klein underwear is primarily attributable to an increase in net sales coupled with the positive impact of a stronger euro. The increase in operating income of Lejaby reflects the effect of a stronger euro and cost reductions related to the structuring of the Company's operations in France. The lower operating income in Core Brands primarily reflects the decrease in revenue as discussed above coupled with an increase in certain administrative costs of approximately $1.5 million incurred to strengthen the infrastructure necessary to support future growth of existing brands and the development of new brands.

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2003	% of Brand Net Revenues	Fiscal 2002	% of Brand Net Revenues
	(in thousands of dollars)
Chaps	$9,718	7.5%	$8,947	6.5%
Calvin Klein jeans	9,447	3.3%	(147)	0.0%
Calvin Klein accessories	1,795	13.5%	761	5.3%
Mass sportswear licensing	10,804	72.9%	10,624	75.4%
Sportswear Group	$31,764	7.2%	$20,185	4.2%

Sportswear Group operating income increased $11.6 million, or 57.4%, primarily due to increased operating margins in Chaps and Calvin Klein jeans. The improvement in Chaps operating margin is attributable to increased gross profit and gross profit percentage coupled with lower SG&A expenses. The improvement in Calvin Klein jeans operating income reflects higher gross margins due to improved product sourcing and the closure of two jeans manufacturing facilities in Fiscal 2002. During December 2003, the Company sold its White Stag trademarks to Wal-Mart Stores, Inc. The revenues generated by these trademarks were included in mass sportswear licensing and yielded an operating income of $10.8 million in Fiscal 2003.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2003	% of Brand Net Revenues	Fiscal 2002	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$34,729	14.4%	$21,340	10.6%
Designer	16,574	14.2%	7,875	7.5%
Ubertech	34	0.0%	(654)	0.0%
Online retail store	1,564	38.0%	1,475	35.1%
Swimwear Group	$52,901	14.7%	$30,036	9.7%

Swimwear Group operating income increased $22.9 million, or 76.1%, primarily due to higher gross profit as a result of an increase in sales volume, a more favorable sales mix, lower product costs due to more efficient sourcing and increased efficiency and costs savings in the Company's manufacturing facilities. Swimwear Group operating income for Fiscal 2002 includes approximately $3.0 million of bad debt expense primarily associated with certain Speedo team dealers.

Gain on Cancellation of Debt and Fresh Start Adjustments

Fiscal 2003 includes a gain of $1,692.7 million related to the cancellation of the Company's pre-petition debt and other liabilities subject to compromise net of the fair value of cash and securities distributed to the pre-petition creditors. Fresh start adjustments of $765.7 million represent adjustments to the carrying amount of the Company's assets to fair value in accordance with the provisions of SOP 90-7. See Note 3 of Notes to Consolidated Financial Statements.

Interest Expense, Net

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

Interest expense increased $2.4 million, or 12.0%, to $22.4 million in Fiscal 2003, as compared to $20.0 million in Fiscal 2002. Interest expense for Fiscal 2003 included interest for one month of $1.0 million on certain foreign debt agreements subject to standstill agreements, interest on the Second Lien Notes of $6.7 million, interest on the Senior Notes of $10.0 million, amortization of deferred financing fees of $2.1 million and other interest and fees of $2.6 million. Interest expense for Fiscal 2002 included the amortization of deferred financing costs of $8.5 million related to fees and charges on the Amended DIP, $5.2 million related to borrowing on the Amended DIP, interest on foreign debt agreements paid as part of the Reorganization Plan of $9.8 million (of which $7.8 million was included in income (loss) from continuing operations and $2.0 million was included in loss from discontinued operations) and other interest and fees of $1.5 million. Interest expense in Fiscal 2002 included $3.5 million of interest income related to tax refunds received in June 2002 and interest earned on cash balances held in cash collateral accounts.

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

Discontinued Operations

Losses from discontinued operations were $18.9 million and $9.3 million for Fiscal 2003 and Fiscal 2002, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principle

As of January 5, 2002, the Company had goodwill and other indefinite lived intangible assets net of accumulated amortization of approximately $940.1 million. The Company adopted SFAS 142 effective January 6, 2002. Under the provisions of SFAS 142, goodwill is deemed impaired if the net book value of a business reporting unit exceeds the fair value of that business reporting unit. Intangible assets may be deemed impaired if the carrying amount exceeds the fair value of the assets. The Company engaged an independent third party appraisal firm to assist the Company in its determination of the Company's business enterprise value ("BEV") in connection with the preparation of the Reorganization Plan. The Company allocated the BEV to its various reporting units and determined that the value of certain of its indefinite lived intangible assets and goodwill was impaired. As a result, the Company recorded a charge of $801.6 million, net of income tax benefit of $53.5 million, as a cumulative effect of a change in accounting from the adoption of SFAS 142 on January 6, 2002.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco and substantially all of Warnaco Inc.'s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company's Revolving Credit Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Revolving Credit Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco Inc.'s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at January 1, 2005. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7.1 million. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco Inc. and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "2003 Swap Agreement") with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (6.8% at January 1, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the "2004 Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (7.03% at January 1, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was reduced to 8.16% as of January 1, 2005.

The Company designated the 2003 and 2004 Swap Agreements as fair value hedges of the changes in fair value of $50 million and $25 million, respectively, aggregate principal amount of the $210 million aggregate principal amount of Senior Notes outstanding. As of January 1, 2005, the fair value of the 2003 Swap Agreement was a gain of $0.1 million, recorded as part of other assets, which was offset by a corresponding loss on the hedged debt. As of January 1, 2005, the fair value of the 2004 Swap Agreement was a loss of $0.3 million, recorded as part of long-term debt, which was offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the 2003 and 2004 Swap Agreements match the provisions of the hedged debt.

Revolving Credit Facility

On the Effective Date, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility provides for a four-year, non-amortizing revolving credit facility. The Revolving Credit Facility includes provisions that allow the Company to increase the maximum available borrowing from $175.0 million to $325.0 million. Borrowings under the Revolving Credit Facility bear interest at Citibank N.A.'s base rate plus 1.25% (6.50% at January 1, 2005) or at LIBOR plus 2.25% (approximately 4.81% at January 1, 2005). The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.25%. Pursuant to the terms of the Revolving Credit Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.25% in the event the Company achieves certain defined ratios. The Revolving Credit Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of January 1, 2005, the Company was in compliance with the covenants of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by Warnaco and substantially all of the domestic subsidiaries of Warnaco Inc. and the obligations under such guarantee, together with the Company's obligations under the Revolving Credit Facility, are secured by a first priority lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of January 1, 2005, the

Company had repaid all amounts owing under the Revolving Credit Facility, had not borrowed under the Revolving Credit Facility in Fiscal 2004 and had approximately $37.3 million of cash and cash equivalents available as collateral against outstanding letters of credit of $61.1 million; cash, primarily in foreign operations, of $28.3 million; and $151.2 million of borrowing capacity available under the Revolving Credit Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit.

On November 12, 2003, the Revolving Credit Facility was amended to: (i) modify certain definitions and covenants; (ii) permit certain asset sales; (iii) permit the use of cash balances to fund acquisitions; and (iv) allow the Company to repurchase up to $10.0 million of the Company's outstanding Senior Notes.

On August 1, 2004, the Revolving Credit Facility was further amended to increase financial flexibility and reduce commitment fees. Specifically, the Revolving Credit Facility was amended to: (i) reduce the available borrowings on which the Company pays commitment fees from $275.0 million to $175.0 million (the Company retained the right to increase the amount of borrowing available to a maximum of $325.0 million, equal to the maximum amount of borrowing available prior to the amendment); (ii) increase the amount of liens the Company can incur to $10.0 million; (iii) increase the amount of indebtedness the Company can incur to $10.0 million; (iv) increase the Company's ability to make investments in foreign subsidiaries to $10.0 million; (v) permit investments in investment grade securities; (vi) allow the Company to pay dividends, repurchase indebtedness and repurchase common stock in an aggregate of $50.0 million, provided that after such payment or repurchases the Company has $50.0 million of "cash on hand" (as defined in the Revolving Credit Facility); and (vii) permit the cash portion of asset sales to be as low as 50 percent of the total sales price (the remainder to be paid by note), provided that there are no borrowings outstanding under the Revolving Credit Facility.

The Company's ability to pay dividends, repurchase indebtedness and repurchase common stock is limited by certain provisions of the indenture governing the Senior Notes.

Liquidity

As of January 1, 2005, the Company had working capital of $434.2 million and had no borrowings outstanding under the Revolving Credit Facility. As of January 1, 2005, the Company had $37.3 million of cash available as collateral against $61.1 million of letters of credit outstanding. Total cash and cash equivalents increased $12.1 million from $53.5 million as of January 3, 2004 to $65.6 million as of January 1, 2005.

The Company's total debt as of January 1, 2005 was $210.8 million, consisting primarily of the Senior Notes.

The Company emerged from bankruptcy on February 4, 2003. Initial borrowings under the Revolving Credit Facility were $39.2 million on February 4, 2003, all of which were repaid by January 3, 2004. As of January 3, 2004, the Company had $41.4 million of cash available to collateralize $66.2 million of letters of credit outstanding.

At January 3, 2004, debt had decreased $35.4 million to $211.1 million from $246.5 million at February 4, 2003 (the date the Company emerged from bankruptcy). Cash at January 3, 2004 had increased $32.8 million to $53.5 million from $20.7 million (not including restricted cash of $6.2 million) at February 4, 2003. The decrease in debt and increase in cash is the result of improved cash flows from operations during the period February 5, 2003 to January 3, 2004.

During Fiscal 2002, the Company operated under the provisions of the Bankruptcy Code, which directly affected its cash flows. Operating under the protection of the Bankruptcy Court, the Company made improvements in its operations and sold certain assets, thereby improving its cash position subsequent to June 11, 2001 through February 4, 2003. The Company was not permitted to pay any pre-petition liabilities without prior approval of the Bankruptcy Court, including interest or principal on its pre-petition debt obligations. The Company had $2,486 million of pre-petition liabilities outstanding at January 4, 2003, including $349.7 million of trade drafts and $164.8 million of accounts payable and accrued liabilities. From June 11, 2001 through January 4, 2003, the Company sold certain personal property, certain owned buildings and land and other assets for $36.2 million, including $23.2 million from the sale of inventory associated with its closed outlet retail stores. Substantially all of the net proceeds from these sales were used to reduce outstanding borrowings under the Amended DIP or to provide collateral for outstanding trade and stand-by letters of credit. The Amended DIP terminated on February 4, 2003.

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

The Company believes that cash available under its Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next three years. If the Company requires additional sources of capital, it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for Fiscal 2004, 2003 (as restated) and 2002. The cash flows for Fiscal 2003 (as restated) include cash flows for the period January 5, 2003 to February 4, 2003 combined with cash flows for the period February 5, 2003 to January 3, 2004 (as restated).

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$54,816	$64,263	$222,381
Discontinued operations	(4,497)	(5,601)	3,867
Net cash provided by (used in) investing activities:
Continuing operations	(46,383)	(18,666)	16,451
Discontinued operations	1,137	(586)	(266)
Net cash provided by (used in) financing activities:
Continuing operations	637	(112,482)	(176,273)
Discontinued operations	—	—	(556)
Translation adjustments	6,421	12,504	8,863
Increase (decrease) in cash and cash equivalents	$12,131	$(60,568)	$74,467

For Fiscal 2004, cash provided by operating activities from continuing operations was $54.8 million compared to $64.3 million in Fiscal 2003 and $222.4 million in Fiscal 2002. Cash provided by operating activities from continuing operations in Fiscal 2004 reflects income from continuing operations of $42.5 million. The $9.4 million decrease in cash flows from continuing operations in Fiscal 2004 compared to Fiscal 2003 reflects a $44.9 million increase in net income (after adjusting for the effect of non cash items) offset by a $54.4 million decrease in cash flows from operating assets and liabilities. The decrease in cash flows from operating assets and liabilities primarily reflects the $39.9 million increase in working capital primarily as a result of a $55.8 million increase in inventory related to the Chaps business (to support Chaps' introduction to the mid-tier channel of distribution) and increases in CalvinKlein jeans inventories as a result of an expected increase in shipments for the first quarter of 2005. Cash flows from continuing operations in Fiscal 2003 reflects improvements in inventory management partially offset by the seasonal reduction in accounts payable primarily related to the purchase of swimwear inventory and cash payments of severance and other items related to the Company's restructuring of its French manufacturing operations. In addition, cash interest payments for Fiscal 2003 include the initial payment on the Senior Notes in December 2003 of $9.3 million and the payment of interest on foreign debt in January 2003 of approximately $9.8 million. Cash provided by operating activities in Fiscal 2002 reflects reductions in inventory and accounts receivable amounting to $156.2 million. The sale of domestic outlet store inventory accounted for approximately $23.2 million of cash flow in Fiscal 2002. Fiscal 2002 also includes the payment of professional fees and expenses related to the Company's bankruptcy of $58.1 million.

For Fiscal 2004, cash used in investing activities from continuing operations was $46.4 million compared to $18.7 million in Fiscal 2003. Cash used in investing activities in Fiscal 2004 primarily reflects the acquisition of the Ocean Pacific business for $40.0 million and additions to property, plant and equipment of $29.6 million, partially offset by proceeds on the sale of assets of ABS of $15.2 million, collection of notes receivable of $6.4 million (primarily related to the sale of the White Stag trademark to Wal-Mart Stores, Inc.) and sale of other assets of $2.5 million. Cash used in investing activities in Fiscal 2003 primarily reflects capital expenditures of $29.4 million, partially offset by the net proceeds from the sale of the White Stag trademark to Wal-Mart Stores, Inc. of $9.5 million. Cash provided from investing activities for Fiscal 2002 includes capital expenditures of $11.0 million offset by proceeds from the sale of GJM and Penhaligon's of $20.6 million and other asset sales of $6.8 million.

Cash provided by investing activities from discontinued operations was $1.1 million in Fiscal 2004 compared to cash used in investing activities from discontinued operations of $0.6 million in Fiscal 2003 and $0.3 million in Fiscal 2002. Cash provided by investing activities from discontinued operations in Fiscal 2004 primarily reflects net proceeds of $1.2 million received from the sale of real property in the United Kingdom related to the Company's Warner's Europe operations.

Cash provided by financing activities for Fiscal 2004 primarily reflects proceeds from the exercise of stock options of $3.0 million, partially offset by repayments of debt of $2.3 million. Cash used in financing activities for both Fiscal 2003 and Fiscal 2002 primarily reflects the repayment of amounts outstanding on the Revolving Credit Facility and other debt agreements. Financing activities for Fiscal 2003 include the gross proceeds of $210.0 million from the issuance of the Senior Notes in June 2003, offset by the repayment of the principal balance of the Second Lien Notes of $200.9 million and the payment of underwriting and professional fees associated with the issuance of the Senior Notes of approximately $7.1 million. Cash used in financing activities for Fiscal 2003 includes the payment of outstanding amounts on certain foreign debt agreements of $106.1 million in connection with the Company's emergence from bankruptcy on February 4, 2003.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Pursuant to the terms of the Reorganization Plan, the Company distributed $106.1 million of cash to its pre-petition secured creditors on February 4, 2003. The source of the cash distribution was excess cash on hand of $75.5 million and borrowings of $39.2 million under the Revolving Credit Facility. The Company also made $8.6 million of cash distributions for various administrative claims and expenses, including bank fees associated with the Revolving Credit Facility.

Contractual Obligations

The following table summarizes the Company's contractual commitments as of January 1, 2005:

	Payments Due by Year
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
	(Dollars in thousands)
Revolving Credit Facility (a)	$—	$—	$—	$—	$—	$—	$—
Severance obligations (b)	3,219	—	—	—	—	—	3,219
Employment contracts	3,474	2,833	1,535	—	—	—	7,842
IT software development contract	4,785	—	—	—	—	—	4,785
IT maintenance contracts	739	815	350	350	350	—	2,604
IT license contracts	2,088	904	—	—	—	—	2,992
Minimum royalties (c)	29,981	31,696	36,862	34,893	34,978	459,982	628,392
Trade Letters of credit (d)	61,097	—	—	—	—	—	61,097
Senior Notes (e)	—	—	—	—	—	210,000	210,000
Purchase obligations (f)	12,642	4,050	—	—	—	—	16,692
Pension plan funding (g)	5,722	5,306	5,306	5,306	5,306	2,165	29,111
Operating leases (c)	22,554	18,460	15,408	13,881	12,284	60,839	143,426
Capital leases	333	333	133	—	—	—	799
Total	$146,634	$64,397	$59,594	$54,430	$52,918	$732,986	$1,110,959

(a)	The Revolving Credit Facility matures on February 4, 2007. There were no amounts outstanding under the Revolving Credit Facility as of January 1, 2005 and therefore, no maturity amount is included in the commitments table.

(b)	Reflects estimated severance and other obligations related to the Company's restructuring activities. See Note 6 of Notes to Consolidated Financial Statements.

(c)	See Note 18 of Notes to Consolidated Financial Statements.

(d)	Trade letters of credit represent obligations to suppliers for inventory purchases. The trade letters of credit generally have maturities of six months or less and will only be paid upon satisfactory delivery of the inventory by the supplier. The Company also has contingent liabilities under standby letters of credit in the amount of $19.1 million representing guarantees of performance under various contractual obligations. These commitments will only be drawn if the Company fails to meet its obligations under the related contract.

(e)	The Senior Notes and related swap agreements mature on June 15, 2013. See – Capital Resources and Liquidity – Financing Arrangements and Note 15 of Notes to Consolidated Financial Statements.

(f)	Represents contractual commitments for goods or services not received or recorded on the Company's consolidated balance sheet. See Note 18 of Notes to Consolidated Financial Statements.

(g)	Estimates of total Pension Plan funding are subject to final adjustment based on the investment performance of the Pension Plan's assets, changes in actuarial assumptions and other factors. See Note 10 of Notes to Consolidated Financial Statements.

Seasonality

The operations of the Company are somewhat seasonal. In Fiscal 2004, approximately 50.9% of the Company's net revenues were generated in the first half of the fiscal year. The Company's Swimwear business is seasonal; approximately 70.3% of the Swimwear Group's net revenues were generated in the first half of Fiscal 2004. The working capital needs of the Swimwear Group are highest during the periods when the Company's other businesses have their lowest working capital requirements. Sales and earnings from the Company's other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2004 and Fiscal 2003.

	For the Three Months Ended				For the Three Months Ended
	April 3, 2004	July 3, 2004	October 2, 2004	January 1, 2005	April 5, 2003	July 5, 2003	October 4, 2003	January 3, 2004
	(in millions of dollars)
Net revenues	$393.3	$332.1	$324.4	$374.4	$423.5	$319.3	$293.7	$337.9
Operating income (loss)	43.2	12.8	7.8	32.3	23.8	(10.5)	(2.4)	18.1
Cash flow provided by (used in ) operating activities	3.0	89.7	(41.6)	(0.8)	(37.1)	101.4	(13.7)	8.1

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

Deflation of Apparel Selling Prices

Management believes the apparel industry is undergoing significant changes in its manufacturing and procurement business cycles through the lifting of import restrictions on certain products, overall deflation in the selling prices of its products and department store and retailer demands for increased profitability and accountability from the wholesale apparel industry. The Company expects to meet these challenges by improving its procurement process through aggressive sourcing of product from multiple vendors and locations, improving its efficiency through upgraded systems and improved procedures, maintaining a diverse mix of products that are offered at multiple price points across multiple channels of distribution and maintaining a conservative capital structure.

Off-Balance Sheet Arrangements

The Company is not engaged in any off-balance sheet arrangements through unconsolidated entities.

New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). FIN 46 clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify certain provisions of FIN 46. FIN 46R was effective for the Company's first quarter of Fiscal 2004. FIN 46 and FIN 46R did not have a material affect on the Company's consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2") regarding SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). FSP No. 106-2 discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") enacted in December 2003 and supersedes FSP No. 106-1, which was issued in January 2004. FSP 106-2 considers the effect of the two new features introduced in the Act in determining the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. FSP No. 106-2 was effective for the second half of Fiscal 2004. Based upon the provisions of the Company's postretirement benefit plans, the retirees eligible to participate in such plans, the participation rate of such retirees and the contribution rates attributable to the participants in the plans, the Company does not believe that the enactment of the Act was a "Significant Event" to its postretirement benefit plans as defined in paragraph 73 of SFAS 106. The Company considered the effects of the Act in its measurement of its postretirement benefit obligations as of January 1, 2005 and determined that the Act had no effect on the Company's postretirement benefit obligation and the related postretirement benefits expense. Future changes to the Company's postretirement benefit plan provisions will be evaluated and the effects, if any, will be disclosed in accordance with FSP 106-2.

In October 2004, the FASB issued EITF No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination ("EITF 04-1"). EITF 04-1 addresses the accounting for preexisting relationships between the parties to a business combination such as settlement of a preexisting relationship, acquisition of a right that the acquirer had previously granted to the acquired entity and recognition of a settlement gain in conjunction with the effective settlement of a lawsuit or an executory contract in a business combination. EITF 04-1 is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Adoption of EITF 04-1 did not have an effect on the Company's consolidated financial statements.

In October 2004, the FASB issued EITF No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds ("EITF 04-10"). EITF 04-10 provides guidance on the aggregation criteria in paragraph 17 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of SFAS 131. EITF 04-10 is effective for fiscal years ending after October 13, 2004. The effective date of EITF 04-10 is expected to coincide with the effective date of a FASB Staff Position ("FSP") that will provide additional guidance on segment disclosures. The Company will evaluate the effect of EITF 04-10 and the related FSP on its consolidated financial statements when the FSP is issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for costs incurred during fiscal years beginning after November 24, 2004. The Company believes the provisions of SFAS 151 are consistent with its current accounting position and does not expect the adoption of SFAS 151 to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R requires companies to estimate the forfeiture rate of stock based compensation awards. Since February 5, 2003, the Company has recorded stock-based compensation expense based on actual forfeitures and is in the process of evaluating the effect of SFAS 123R on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS 153 is not expected to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP 109-1") and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-1, which became effective upon issuance, provides guidance in determining that a tax deduction on qualified production activities provided for in the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS 109. FSP 109-2, which became effective upon issuance, provides guidance and accounting for the special one-time dividends received deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company expects that all profits earned by its foreign subsidiaries will be permanently invested and therefore the Company has no current plans to repatriate any foreign earnings that will qualify for the special one-time dividends received deduction.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Rule 3b-6 of the Exchange Act, Rule 175 of the Securities Act of 1933, as amended, and relevant legal decisions. The forward-looking statements reflect, when made, the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including general economic conditions affecting the apparel industry, changing fashion trends, pricing pressures which may cause the Company to lower its prices, increases in the prices of raw materials the Company uses, changing international trade regulation and elimination of quotas on imports of textiles and apparel, the Company's history of losses, the Company's ability to protect its intellectual property rights, the Company's dependency on a limited number of customers, the Company's dependency on the reputation of its brand names, the Company's exposure to conditions in overseas markets, the competition in the Company's markets, the comparability of financial statements for periods before and after the Company's adoption of fresh start accounting, the Company's history of restated financial statements, the Company's future plans concerning guidance regarding its results of operations, the effect of the settlement with the SEC, the effect of local laws and regulations, shortages of supply of sourced goods or interruptions in the Company's manufacturing, the Company's level of debt, the Company's ability to obtain additional financing, the restrictions on the Company's operations imposed by its Revolving Credit Facility and the indenture governing the Senior Notes and the Company's ability to service its debt. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or other similar words and phrases. Forward-looking statements and the Company's plans and expectations are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, and the Company's business in general is subject to certain risks that could affect the value of its stock.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. Prior to the Petition Date, the Company selectively used financial instruments to manage these risks.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. As of January 1, 2005, the Company did not have any borrowings outstanding under the Revolving Credit Facility and had not borrowed under the Revolving Credit Facility since the second quarter of Fiscal 2003. However, if the initial borrowings of $39.2 million at February 4, 2003 had been outstanding for the entire 2003 fiscal year, a hypothetical adverse change in interest rates of 100 basis points (i.e., an increase from the Company's actual interest rate of 3.67% at January 3, 2004 to 4.67%) would have resulted in an increase of approximately $0.4 million per year in interest expense. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Senior Notes as the interest rate on the Senior Notes is fixed. See Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity – Financing Arrangements and Note 15 of Notes to Consolidated Financial Statements.

In September 2003, the Company entered into the 2003 Swap Agreement, effectively converting $50 million of its fixed rate Senior Notes to variable rate debt. In November 2004, the Company entered into the 2004 Swap Agreement, effectively converting $25 million of its fixed rate Senior Notes to variable rate debt. By entering into these swap agreements, the Company agreed to exchange the difference between the fixed and variable interest rates on the $75 million notional amount semi-annually. The 2003 and 2004 Swap Agreements in effect on January 1, 2005 meet the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as fair value hedges of an aggregate principal amount of $75 million of the Company's outstanding Senior Notes. Accordingly, gains and losses arising from the changes in the fair market value of the swap agreements are completely offset against changes in the fair market value of the Senior Notes. The fair value gain on the 2003 Swap Agreement on January 1, 2005 was $0.1 million based on quoted market prices. The fair market loss on the 2004 Swap Agreement was $0.3 million based on quoted market prices. Both of the swap agreements expire in June 2013 (the date of which the Senior Notes mature). A hypothetical adverse change in interest rates of 100 basis points as of January 1, 2005 (i.e., an increase from the Company's actual interest rate of 7.03% to 8.03% for the 2004 Swap Agreement and 6.8% to 7.8% for the 2003 Swap Agreement) would result in an increase in interest expense of approximately $0.8 million, on an annualized basis, related to the notional amount of $75 million.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations which accounted for approximately 25% of the Company's total net revenues for Fiscal 2004. Certain foreign operations of the Company purchase products from suppliers denominated in United States dollars. Total purchases of products made by foreign subsidiaries denominated in United States dollars amounted to approximately $119.5 million for Fiscal 2004. A hypothetical decrease of 10% in the value of these foreign currencies relative to the United States dollar would have increased cost of goods sold (which would decrease operating income) by $12.0 million for Fiscal 2004.

Item 8.    Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 15 of Part IV.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a)    Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on management's evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

(b)    Management's Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included Management's Annual Report on Internal Control Over Financial Reporting (the "Management Report") in this Form 10-K. Deloitte & Touche LLP, the independent registered public accounting firm of the Company, has audited management's assessment of, and the effectiveness of, the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Management Report appears on page F-1 and the report of Deloitte & Touche LLP appears at pages F-2 to F-3 of this Form 10-K under the captions "Management's Annual Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

(c)    Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended January 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by Item 10 of Part III is incorporated by reference from Executive Officers of the Registrant in Item 1 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., relating to the 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2004 year-end.

Item 11.    Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2004 year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2004 year-end.

Item 13.    Certain Relationships and Related Transactions.

The information required by Item 13 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2004 year-end.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2005 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2004 year-end.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) 1.    The Consolidated Financial Statements of The Warnaco Group, Inc.

Page
Management's Annual Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004 (as restated)	F-6
Consolidated Statements of Operations for the year ended January 1, 2005, the period February 5, 2003 to January 3, 2004 (as restated), the period January 5, 2003 to February 4, 2003 and the year ended January 4, 2003	F-7
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) for the year ended January 1, 2005, the period February 5, 2003 to January 3, 2004 (as restated), the period January 5, 2003 to February 4, 2003 and the year ended January 4, 2003	F-8
Consolidated Statements of Cash Flows for the year ended January 1, 2005, the period February 5, 2003 to January 3, 2004 (as restated), the period January 5, 2003 to February 4, 2003 and the year ended January 4, 2003	F-9—F-10
Notes to Consolidated Financial Statements	F-11—F-77
2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts and Reserves	A-1

All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    List of Exhibits.

Exhibit No.	Description of Exhibit
2.1	Sale and Purchase Agreement, dated December 18, 2001, between Mullion International Limited and Royal Holdings, Inc. (incorporated by reference to Exhibit 2.3 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.2	Deed of Variation, dated February 8, 2002, among Mullion International Limited, Royal Holdings, Inc. and Cradle Penhaligon's Limited (incorporated by reference to Exhibit 2.4 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.3	Stock and Asset Sale Agreement, dated as of December 21, 2001, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited (incorporated by reference to Exhibit 2.5 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.4	Consent and Waiver, dated as of January 21, 2002, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited (incorporated by reference to Exhibit 2.6 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.5	Consent and Waiver, dated as of February 1, 2002, by and among Warnaco Inc., Warner's (U.K.) Ltd., Warnaco (HK) Ltd. and Luen Thai Overseas Limited (incorporated by reference to Exhibit 2.7 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
2.6	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 10-Q filed on November 18, 2002).*
2.7	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.'s Form 10-Q filed November 18, 2002).*
2.8	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*#**
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*

Exhibit No.	Description of Exhibit
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the Administrative Agent, the Lenders, the Issuing Banks, the Syndication Agent and Salomon Smith Barney Inc. and J.P. Morgan Securities, Inc., as joint lead managers and joint lead book managers (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.2	Amendment No. 1, Consent and Waiver, dated as of November 12, 2003, to the Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the financial institutions from time to time party thereto as lenders, the financial institutions from time to time party thereto as issuers, Citicorp North America, as administrative agent and collateral agent for the Lenders and the Issuers, JPMorgan Chase Bank, as syndication agent for the Lenders and the Issuers and Bank of America, NA, The CIT Group/Commercial Services Inc., and Congress Financial Corporation (Central), each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*
10.3	Amendment No. 2, dated as of August 1, 2004, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*
10.4	Pledge and Security Agreement, dated as of February 4, 2003, among Warnaco Inc., as a grantor, the Guarantors and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.5	Intercreditor Agreement, dated as of February 4, 2003, among the Administrative Agent, the Indenture Trustee, the Collateral Trustee, Warnaco and the Guarantors (incorporated by reference to Exhibit 99.4 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*

Exhibit No.	Description of Exhibit
10.6	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.'s Registration Statement on Form S-1 (File No. 33-4587)).*
10.7	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.8	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.9	Summary of Key Domestic Employee Retention Plan (incorporated by reference to Exhibit 10.51 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.10	Letter Agreement, dated April 30, 2001, between The Warnaco Group, Inc. and Alvarez & Marsal, Inc. (incorporated by reference to Exhibit 10.52 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.11	Employment Agreement, dated as of June 11, 2001, between The Warnaco Group, Inc. and Antonio C. Alvarez II (incorporated by reference to Exhibit 10.53 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.12	Amended Employment Agreement, dated as of June 11, 2001, between The Warnaco Group, Inc. and Antonio C. Alvarez II (incorporated by reference to Exhibit 10.42 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.13	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.14	Agreement to Extend Amended Employment Agreement between The Warnaco Group, Inc. and Antonio C. Alvarez II, dated July 16, 2002 (incorporated by reference to Exhibit 10.54 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.15	Letter Agreement, dated January 29, 2003, by and between Alvarez & Marsal, Inc. and The Warnaco Group, Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003) *
10.16	Letter Agreement, dated March 18, 2003, by and between Alvarez & Marsal, Inc. and The Warnaco Group, Inc. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*##
10.17	Employment Agreement, dated as of April 14, 2003, by and between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by The Warnaco Group, Inc. on May 20, 2003).*
10.18	Employment Agreement, dated as of December 22, 2004, by and between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed December 22, 2004).*
10.19	Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on October 30, 2003).*
10.20	Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*

Exhibit No.	Description of Exhibit
10.21	Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*
10.22	Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.23	Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.24	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to the Warnaco Group, Inc.'s Form 10-Q filed November 18, 2003).*#
10.25	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.26	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.27	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.28	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.29	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.30	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*##
10.31	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.32	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*

Exhibit No.	Description of Exhibit
10.33	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*##
10.34	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*##
10.35	License Agreement, dated as of March 1, 2003, by and between Nautica Apparel, Inc. and Authentic Fitness Corporation (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*##
10.36	Amended and Restated Master Agreement of Sale, dated as of September 30, 1998, among Warnaco Inc., as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.37	Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear Company, as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.38	Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street, Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.39	Parallel Purchase Commitment, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller and certain commercial lending institutions, as the Banks, and Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.40	Receivables Purchase Agreement, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller, Gregory Street, Inc., as Servicer, Liberty Street Funding Corp., and Corporate Asset Funding Company, Inc. as Investors and The Bank of Nova Scotia, as Agent, and Citicorp North America, Inc., as Co-Agent (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.41	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors' Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*
10.42	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed on May 24, 1994).*

Exhibit No.	Description of Exhibit
10.43	Sublicense Agreement, dated as of November 2003, by and between Sweetface Fashion Company, LLC and Warnaco Inc. (incorporated by reference to Exhibit 10.39 to The Warnaco Group, Inc.'s Form 10-K filed March 18, 2004).*##
10.44	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*##
10.45	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*##
10.46	License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc.†#
12.1	Computation of Ratio of Earnings to Fixed Charges.†
21.1	Subsidiaries of The Warnaco Group, Inc.†
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

____________________________

*	Previously filed.

**	The schedules to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2005.

THE WARNACO GROUP, INC.
By:	/s/ JOSEPH R. GROMEK
Name: Joseph R. Gromek Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH R. GROMEK	Director, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2005

(Joseph R. Gromek)

/s/ LAWRENCE R. RUTKOWSKI	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005

(Lawrence R. Rutkowski)

/s/ CHARLES R. PERRIN	Non-Executive Chairman of the Board of Directors	March 17, 2005

(Charles R. Perrin)

/s/ DAVID A. BELL	Director	March 17, 2005

(David A. Bell)

/s/ ROBERT A. BOWMAN	Director	March 17, 2005

(Robert A. Bowman)

/s/ RICHARD KARL GOELTZ	Director	March 17, 2005

(Richard Karl Goeltz)

/s/ SHEILA A. HOPKINS	Director	March 17, 2005

(Sheila A. Hopkins)

/s/ CHERYL NIDO TURPIN	Director	March 17, 2005

(Cheryl Nido Turpin)

MANAGEMENT'S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of January 1, 2005, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm has issued a report on our assessment of the Company's internal control over financial reporting. This report appears on pages F-2 and F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Warnaco Group, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting on Page F-1, that The Warnaco Group, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2005 of The Warnaco Group, Inc. and subsidiaries and our report dated March 17, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

New York, New York
March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Warnaco Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. and subsidiaries (the "Company") as of January 1, 2005 and January 3, 2004, ("Successor Company balance sheets"), and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the year ended January 1, 2005, and the period February 5, 2003 to January 3, 2004 ("Successor Company operations"), the period January 5, 2003 to February 4, 2003, and the year ended January 4, 2003 ("Predecessor Company operations"). Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for the year ended January 1, 2005, and the period February 5, 2003 to January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period January 5, 2003 to February 4, 2003, and the year ended January 4, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 16, 2003, the Bankruptcy Court entered an order confirming the Company's Reorganization Plan which became effective on February 4, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

As discussed in Note 23, the accompanying consolidated financial statements as of January 3, 2004 and for the period February 5, 2003 to January 3, 2004 have been restated.

As discussed in Note 10 to the consolidated financial statements, during the period February 5, 2003 to January 3, 2004, the Successor Company changed its method of accounting for defined benefit pension plans.

As discussed in Note 13 to the consolidated financial statements, effective January 5, 2002, the Predecessor Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 17, 2005

THE WARNACO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	Successor
	January 1, 2005	January 3, 2004
ASSETS		(As Restated) (See Note 23)
Current assets:
Cash and cash equivalents	$65,588	$53,457
Accounts receivable, less reserves of $54,943 and $57,436 as of January 1, 2005 and January 3, 2004, respectively	219,805	209,491
Inventories	335,651	279,839
Prepaid expenses and other current assets	43,137	48,574
Assets held for sale	1,547	1,202
Assets of discontinued operations	2,618	27,125
Deferred income taxes	727	9,670
Total current assets	669,073	629,358
Property, plant and equipment, net	106,937	106,533
Other assets:
Licenses, trademarks and other intangible assets, net	305,505	271,523
Deferred financing costs, net	11,566	12,837
Notes receivable	6,995	15,895
Deferred income taxes	5,568	1,516
Other assets	4,589	5,419
Goodwill	43,671	47,929
Total other assets	377,894	355,119
Total assets	$1,153,904	$1,091,010
LIABILITIES AND STOCKHOLDERS ' EQUITY
Current liabilities:
Accounts payable	$122,418	$96,074
Accrued liabilities	83,244	91,804
Accrued pension obligations	5,400	18,710
Liabilities of discontinued operations	1,450	7,440
Accrued income taxes payable	20,590	21,048
Deferred income taxes	1,746	—
Total current liabilities	234,848	235,076
Long-term debt	210,799	211,132
Deferred income taxes	67,744	58,946
Retirement obligations	45,326	50,588
Other long-term liabilities	18,238	14,656
Commitments and contingencies: (See Notes 2, 4, 6, 9, 10, 15, 18, 19, 21 and 22)
Stockholders' equity
Preferred stock :
Preferred stock, $0.01 par value, 20,000,000 (112,500 designated as Series A) authorized and none issued or outstanding as of January 1, 2005 and January 3, 2004	—	—
Common stock : $0.01 par value, 112,500,000 shares authorized, 45,655,515 and 45,188,683 issued and outstanding as of January 1, 2005 and January 3, 2004, respectively	456	452
Additional paid-in capital	518,591	509,117
Accumulated other comprehensive income	15,561	11,591
Retained earnings (deficit)	42,354	(163)
Treasury stock, at cost, 638 and 22,766 shares as of January 1, 2005 and January 3, 2004, respectively	(13)	(385)
Total stockholders' equity	576,949	520,612
Total liabilities and stockholders' equity	$1,153,904	$1,091,010

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
		(As Restated) (See Note 23)
Net revenues	$1,424,181	$1,264,301	$110,120	$1,408,242
Cost of goods sold	951,198	872,170	67,283	1,002,816
Gross profit	472,983	392,131	42,837	405,426
Selling, general and administrative expenses	377,868	319,580	32,156	369,958
Pension (income) expense	(6,150)	(6,488)	—	5,399
Amortization of sales order backlog	—	11,800	—	—
Restructuring items	5,130	19,101	—	—
Reorganization items	—	—	29,805	114,495
Operating income (loss)	96,135	48,138	(19,124)	(84,426)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)	—
Fresh start adjustments	—	—	(765,726)	—
Other (income) loss	(2,197)	(2,817)	359	(62)
Interest expense, net (a)	19,821	20,641	1,751	19,972
Income (loss) from continuing operations before provision for income taxes	78,511	30,314	2,437,188	(104,336)
Provision for income taxes	31,636	12,084	78,150	49,648

Income loss from continuing operations	46,875	18,230	2,359,038	(153,984)
Loss from discontinued operations, net of taxes	(4,358)	(18,393)	(501)	(9,257)
Cumulative effect of accounting change, net of taxes	—	—	—	(801,622)
Net income (loss)	$42,517	$(163)	$2,358,537	$(964,863)

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.03	$0.40	$44.52	$(2.91)
Loss from discontinued operations	(0.10)	(0.41)	(0.01)	(0.17)
Cumulative effect of accounting change	—	—	—	(15.13)
Net income (loss)	$0.93	$(0.01)	$44.51	$(18.21)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.02	$0.40	$44.52	$(2.91)
Loss from discontinued operations	(0.09)	(0.40)	(0.01)	(0.17)
Cumulative effect of accounting change	—	—	—	(15.13)
Net income (loss)	$0.93	$—	$44.51	$(18.21)

Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	45,418,069	45,060,724	52,989,965	52,989,965
Diluted	46,178,535	45,462,560	52,989,965	52,989,965

(a)	Includes interest income of $1,905, $616, $46 and $3,568 for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively. Contractual interest for the Predecessor was $15,019 and $180,237 for the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively.

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Treasury Stock	Unearned Stock Compensation	Total
PREDECESSOR
Balance at January 5, 2002	$654	$909,054	$(53,016)	$(1,393,674)	$(313,889)	(413)	$(851,284)
Net loss				(964,863)			(964,863)
Foreign currency translation adjustments			153				153
Unrealized loss on marketable securities, net of tax			(195)				(195)
Unfunded minimum pension liability			(40,165)				(40,165)
Comprehensive loss							(1,005,070)
Restricted shares forfeited		(115)			—	115	—
Amortization of unearned stock compensation						258	258
Balance at January 4, 2003	654	908,939	(93,223)	(2,358,537)	(313,889)	(40)	(1,856,096)
Net income				2,358,537			2,358,537
Foreign currency translation adjustments			244				244
Unrealized gain on marketable securities, net of tax			308				308
Comprehensive income							2,359,089
Amortization of unearned stock compensation						8	8
Reorganization	(204)	(405,841)	92,671		313,889	32	547
Balance at February 4, 2003	450	503,098	—	—	—	—	503,548

SUCCESSOR
Balance at February 4, 2003	450	503,098	—	—	—		503,548
Net loss - as restated, see Note 23				(163)			(163)
Foreign currency translation adjustments			11,556				11,556
Unrealized gain on marketable securities, net of tax			35				35
Comprehensive income - as restated, see Note 23							11,428
Purchase of treasury stock related to employee stock compensation plans					(385)		(385)
Stock issued in connection with employee stock compensation plans	2	489			—		491
Compensation expense in connection with employee stock options and restricted stock		5,530					5,530
Balance at January 3, 2004 - as restated, see Note 23	452	509,117	11,591	(163)	(385)	—	520,612
Net income				42,517			42,517
Foreign currency translation adjustments			3,988				3,988
Unrealized loss on marketable securities, net of tax			(18)				(18)
Comprehensive income							46,487
Purchase of treasury stock related to stock compensation plans					(1,030)		(1,030)
Stock issued in connection with employee stock compensation plans	4	2,353			1,402		3,759
Compensation expense in connection with employee stock options and restricted stock		7,121					7,121
Balance at January 1, 2005	$456	$518,591	$15,561	$42,354	$(13)	—	$576,949

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2004	Period February 5, 2003 To January 3, 2004	Period January 5, 2003 to February 4, 2003	Fiscal 2002
		(As Restated) (See Note 23)
Cash flows from operating activities:
Net income (loss)	$42,517	$(163)	$2,358,537	$(964,863)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	4,358	18,393	501	9,257
Depreciation and amortization	32,456	43,474	4,321	53,240
Non-cash restructuring items	677	8,356	—	—
Non-cash reorganization items	—	—	15,561	52,531
Stock compensation	7,121	5,530	8	258
Loss on sale of White Stag trademark	—	3,829	—	—
Amortization of deferred financing costs	2,268	1,682	463	8,508
Loss (gain) on sale of assets	(704)	(1,035)	—	170
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)	—
Fresh start adjustments	—	—	(765,726)	—
Provision for receivable allowances	151,564	142,302	8,323	176,816
Inventory writedown	28,926	18,374	3,456	39,112
Net loss on sale of business units	—	—	—	3,673
Cumulative effect of change in accounting principle, net of taxes	—	—	—	801,622
Provision (benefit) for deferred income tax	20,520	(2,191)	77,584	53,347
Foreign exchange gain	(1,958)	(5,211)	—	—
Landlord reimbursements	8,482	2,709	—	—
Change in operating assets and liabilities:
Accounts receivable	(158,771)	(160,971)	(14,550)	(97,851)
Inventories	(84,650)	35,283	(28,254)	26,499
Prepaid expenses and other assets	8,236	7,466	(6,640)	7,542
Accounts payable, accrued expenses and other liabilities	(12,072)	(31,196)	14,567	52,901
Accrued income taxes	5,846	1,903	274	(381)
Net cash provided by (used in) operating activities from continuing operations	54,816	88,534	(24,271)	222,381
Net cash provided by (used in) operating activities from discontinued operations	(4,497)	(4,946)	(655)	3,867
Net cash provided by (used in) operating activities	50,319	83,588	(24,926)	226,248

Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	24,046	10,687	—	6,814
Purchase of property, plant & equipment	(29,644)	(28,710)	(643)	(10,972)
Business acquisitions, net of cash acquired	(40,785)	—	—	—
Proceeds from sale of business units, net of cash balances	—	—	—	20,609
Net cash provided by (used in) investing activities from continuing operations	(46,383)	(18,023)	(643)	16,451
Net cash provided by (used in) investing activities from discontinued operations	1,137	(484)	(102)	(266)
Net cash provided by (used in) investing activities	(45,246)	(18,507)	(745)	16,185

(continued)

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Successor		Predecessor
	Fiscal 2004	Period February 5, 2003 To January 3, 2004	Period January 5, 2003 to February 4, 2003	Fiscal 2002
		(As Restated) (See Note 23)
Cash flows from financing activities:
Repayments of GECC debt	$—	$(4,890)	$(715)	$(3,458)
Repayments of capital lease obligations	(333)	(288)	—	(2,346)
Payment of debt assumed on acquisition of subsidiary	(1,000)	—	—	—
Repayments of Second Lien Notes	—	(200,942)	—	—
Payment of deferred financing costs	(997)	(9,233)	—	—
Proceeds from the issuance of Senior Notes due 2013	—	210,000	—	—
Borrowings (repayments) under revolving credit facility	—	(39,200)	39,200	—
Proceeds from issuance of stock	3,997	183	—	—
Purchase of treasury stock	(1,030)	(385)	—	—
Repayments of pre-petition debt	—	—	(106,112)	(14,554)
Repayments under Amended DIP	—	—	—	(155,915)
Other	—	(100)	—	—
Net cash provided by (used in) financing activities from continuing operations	637	(44,855)	(67,627)	(176,273)
Net cash used in financing activities from discontinued operations	—	—	—	(556)
Net cash provided by (used in) financing activities	637	(44,855)	(67,627)	(176,829)

Translation adjustments	6,421	12,525	(21)	8,863
Increase (decrease) in cash and cash equivalents	12,131	32,751	(93,319)	74,467
Cash and cash equivalents, excluding restricted cash, at beginning of period	53,457	20,706	114,025	39,558
Cash and cash equivalents, excluding restricted cash, at end of period	$65,588	$53,457	$20,706	$114,025

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Organization:    The Warnaco Group, Inc. ("Warnaco Group") was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. ("Warnaco"). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended (the "Bankruptcy Code"), effective February 4, 2003 (the "Effective Date"). See Note 3.

Nature of Operations:    Warnaco Group and its subsidiaries (collectively, the "Company") design, source, manufacture, market and license a broad line of (i) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); (ii) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company's products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and the internet. The Company also currently operates over 75 Calvin Klein® underwear retail stores worldwide (consisting of approximately 45 stores directly operated by the Company and approximately 30 stores operated under retail licenses or distributorship agreements).

Basis of Consolidation and Presentation:    References in these consolidated financial statements to the "Predecessor" refer to the Company prior to February 4, 2003. References to the "Successor" refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting.

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period January 4, 2004 to January 1, 2005 ("Fiscal 2004") and the period February 5, 2003 to January 3, 2004 contained fifty-two weeks and forty-eight weeks, respectively, of operations of the Successor. The period January 5, 2003 to February 4, 2003 and the period January 6, 2002 to January 4, 2003 ("Fiscal 2002") contained four weeks and fifty-two weeks, respectively, of operations of the Predecessor.

All inter-company accounts have been eliminated in consolidation.

The accompanying consolidated financial statements of the Predecessor for the period January 5, 2003 to February 4, 2003, and for Fiscal 2002 have been presented in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7"). In the Chapter 11 Cases (as defined in Note 3), substantially all unsecured liabilities and under-secured liabilities as of June 11, 2001 were subject to compromise or other treatment under the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the "Reorganization Plan").

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was to be paid during the Chapter 11 Cases.

Upon emergence from bankruptcy on February 4, 2003, the Company adopted fresh start reporting under the provisions of SOP 90-7. Pursuant to the provisions of SOP 90-7, (i) the Company's reorganization value of $750,000 was allocated to the fair value of the Company's assets and liabilities; (ii) the Company's accumulated deficit was eliminated; and (iii) the Class A Common Stock, par value

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

$0.01 per share, issued by the Predecessor (the "Old Common Stock") was cancelled. In addition, approximately $2,499,385 of the Company's outstanding pre-petition debt and liabilities were discharged. See Note 3.

Use of Estimates:    The Company uses estimates and assumptions in the preparation of its financial statements which affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations. The Company believes that the use of estimates affects the application of all of the Company's significant accounting policies and procedures.

Revenue Recognition:    The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. The Company's current rates of accrual for sales allowances, returns and discounts range from 5.0% to 20.0%. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

Cost of Goods Sold:    Cost of goods sold for the Successor consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and engineering; and (vi) in-stocking costs in the Company's warehouse (cost to receive, unpack and stock product available for sale in its distribution center). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) samples; (d) manufacturing variances (net of amounts capitalized); (e) loss on seconds; (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory), and (g) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship (excluding direct freight charges) inventory to customers are included in shipping and handling costs and are classified in selling, general and administrative ("SG&A") expenses. The Company's gross profit and gross margin may not be directly comparable to those of its competitors as income statement classifications of certain expenses may vary by company.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Accounts Receivable:    As of January 1, 2005 and January 3, 2004, the Company had approximately $271,920 and $260,142 of open trade invoices and other receivables and $2,828 and $6,785 of open debit memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of January 1, 2005 and January 3, 2004, the Company recorded $54,943 and $57,436 of accounts receivable reserves, respectively.

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

Inventories:    The Company records purchases of inventory when it assumes title and the risk of loss. The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its carrying value for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to decrease its carrying value of excess or obsolete goods substantially.

At January 1, 2005 and January 3, 2004, the Company had inventory with a carrying value of approximately $53,500 and $18,500, respectively, that was potentially excess and/or obsolete. Based upon the estimated recoveries related to such inventory, as of January 1, 2005 and January 3, 2004, the Company had reduced the carrying value of such inventory by approximately $22,400 and $11,000, respectively, for excess, obsolete and other inventory adjustments. The carrying value of the Company's inventories were adjusted to fair value at February 4, 2003 in connection with the adoption of fresh start reporting. Therefore, the carrying value of a portion of the inventory identified as excess and/or obsolete at January 3, 2004 reflects the reductions to record inventory at fair value at February 4, 2003.

Long-lived Assets:    As of February 4, 2003, the Company adopted fresh start reporting and, as a result, its long-lived assets, including property, plant and equipment were recorded at their fair values based upon the preliminary appraised values of such assets. Adjustments to the preliminary appraised values were recorded as adjustments to goodwill. The Company used the work of an independent third party appraisal firm to assist it in determining the fair values of its property, plant and

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market existed for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expected to receive from such a sale. Long-lived assets in existence at February 4, 2003 are recorded at their fair values net of accumulated depreciation since February 4, 2003. Long–lived assets acquired after February 4, 2003 are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived and intangible assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated useful lives of fixed assets and finite lived intangible assets are based on their classification and expected usage, as determined by the Company.

Goodwill and Other Intangible Assets:    Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS No. 141, Business Combinations ("SFAS 141"), as of February 4, 2003 and the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS No. 142, Business Combinations ("SFAS 142"), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's®/Olga®/Body Nancy GanzTM/Bodyslimmers®, Calvin Klein underwear, Lejaby®, Calvin Klein jeans, Chaps® and Swimwear. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and intangible assets are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser. Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost net of accumulated amortization. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. See Note 13.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Company did not identify any impairments of goodwill or intangible assets for Fiscal 2004 or the period February 5, 2003 to January 3, 2004.

Property, Plant and Equipment:    Property, plant and equipment as of January 1, 2005 and January 3, 2004 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions during the period February 5, 2003 to January 1, 2005. Property, plant and equipment in existence at February 4, 2003 was stated at fair value as determined by the Company together with the assistance of a third party appraiser. The estimated useful lives of property, plant and equipment are summarized below:

Buildings	20–40 years
Building improvements (including leasehold improvements)	2–20 years
Machinery and equipment	3–10 years
Furniture and fixtures (including store fixtures)	4–10 years
Computer hardware	3–5 years
Computer software	3–7 years

Depreciation and amortization expense is based on the estimated useful lives of depreciable assets and is provided using the straight line method. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term. Depreciation and amortization expense related to property, plant and equipment was $29,226, $27,678 (as restated, see Note 23), $4,243, and $52,318 for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively.

Computer Software Costs:    Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and related guidance, and are amortized on a straight-line basis, over the estimated useful life of the software (3 to 7 years). General and administrative costs related to developing or obtaining such software are expensed as incurred.

Income Taxes:    Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is established to reduce the amount of deferred tax assets to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The only objectively verifiable evidence the Company is currently able to use in determining the need for a valuation allowance is the future reversals of existing temporary differences. The future recognition of deferred tax assets, through a reduction in valuation allowances that existed at February 4, 2003, will first reduce goodwill. Should the recognition of deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other intangible assets. Pursuant to SOP 90-7, benefits realized from pre-confirmation net operating loss carryforwards should first reduce goodwill and other intangible assets until exhausted and thereafter should be reported as a direct addition to additional paid-in-capital.

Pension Plan:    The Company has a defined benefit pension plan (the "Pension Plan") covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement. The determination of the total liability attributable to benefits owed to participants covered by the Pension Plan is determined by the Pension Plan's third party actuary using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension liability recorded by the Company. The Pension Plan actuary also determines

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

the annual cash contribution to the Pension Plan. The Pension Plan was under-funded as of January 1, 2005 and January 3, 2004. The Pension Plan and the Company's Reorganization Plan contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the United States Internal Revenue Code of 1986, as amended (the "Code"). Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense for current service costs in 2003 or Fiscal 2004 and will not record pension expense for current service in any future period. As of January 1, 2005 and January 3, 2004, the Company recorded a Pension Plan liability equal to the amount that the present value of projected benefit obligations (discounted using an interest rate of approximately 5.5% and 5.3%, respectively) exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contribution to the Pension Plan for 2004 was $12,286 and is expected to be approximately $25,400 in the aggregate from Fiscal 2005 through Fiscal 2009. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan and changes in the amount of projected benefit obligation as determined by the Pension Plan actuary. The accrued long-term Pension Plan liability and accruals for other post retirement benefits are classified as other long-term liabilities in the consolidated balance sheet at January 1, 2005. Contributions to the Pension Plan to be paid in Fiscal 2005 of $5,400 are classified as accrued liabilities at January 1, 2005.

On October 5, 2003 (the beginning of the fourth quarter of 2003), the Company changed its method of accounting for the Pension Plan to a method that accelerates the recognition of gains or losses on Pension Plan assets and the Pension Plan's projected benefit obligations ("Accelerated Method"). The Company previously deferred gains and losses on Pension Plan assets and liabilities in excess of the expected rate of return and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the projected benefit obligation. The Company also deferred the recognition of certain changes in the Pension Plan's projected benefit obligations ("Deferred Method"). The Company believes that the Accelerated Method is preferable to the Deferred Method because the recorded pension liability, using the Accelerated Method, will approximate fair value. Pursuant to SFAS No. 87, Employers' Accounting for Pensions, each quarter the Company recognizes interest cost on projected benefit obligations offset by the expected return on Pension Plan assets. In addition, the Company obtains reports from the Pension Plan actuary and Pension Plan trustee to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes in the Pension Plan projected benefit obligations determined by the actuary in the fourth quarter of each fiscal year. This change will result in additional volatility in pension expense/income in future periods. Therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period. See Note 10.

Stock-Based Compensation:    Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("SFAS 148"). The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. For options granted during Fiscal 2004 and for

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

the period February 5, 2003 to January 3, 2004, the Company used a weighted average stock price volatility assumption of approximately 35%. The Company based its estimate of the expected life of a stock option of five years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company's risk-free rate of return assumption for options granted in Fiscal 2004 and for the period February 5, 2003 to January 3, 2004 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the "intrinsic value method"). Compensation expense related to restricted stock grants, prior to February 4, 2003, was recognized over the vesting period of the grants.

The following table illustrates the effect that stock-based compensation would have had on net income (loss) and net income (loss) per share of the Predecessor if such compensation had been included in its net income (loss) and net income (loss) per share for the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively:

	Predecessor
	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Net income (loss) as reported	$2,358,537	$(964,863)
Add: Stock-based employee compensation cost included in reported net income (loss), net of related income tax effects	8	258
Less: Stock-based employee compensation cost, net of income tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(252)	(7,254)
Net income (loss) — pro forma	$2,358,293	$(971,859)
Income (loss) per share:
Basic and diluted — as reported	$44.51	$(18.21)
Basic and diluted — pro forma	$44.50	$(18.34)
Weighted average number of shares outstanding:
Basic and diluted	52,989,965	52,989,965

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Total stock-based compensation expense of the Successor for periods presented after February 4, 2003 was as follows:

	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
Stock-based compensation expense before income taxes:
Stock options	$4,489	$3,255
Restricted stock grants	2,632	2,275
Total	7,121	5,530
Income tax benefit:
Stock options	1,840	1,302
Restricted stock grants	1,079	910
Total	2,919	2,212
Stock-based compensation expense after income taxes:
Stock options	2,649	1,953
Restricted stock grants	1,553	1,365
Total	$4,202	$3,318

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Weighted average risk free rate of return	3.32%	2.55%	n/a	n/a
Dividend yield (a)	—	—	n/a	n/a
Expected volatility of the market price of the Company's common stock	35.0%	35.0%	n/a	n/a
Expected option life	5 years	5 years	n/a	n/a

(a)	The Company is restricted from paying dividends under the terms of the Revolving Credit Facility and the terms of the indenture governing the Senior Notes. The dividend restrictions under the terms of the Revolving Credit Facility were modified on August 1, 2004. See Note 15.

The Predecessor did not grant any stock-based compensation or stock options during the period January 5, 2003 to February 4, 2003 or in Fiscal 2002.

Advertising Costs:    Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising allowances provided to customers are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 and Fiscal 2002 were $85,972, $66,393, $7,403 and $105,666, respectively. Cooperative advertising expense for Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 and Fiscal 2002 were $18,406, $17,509, $1,420 and $31,564, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Shipping and Handling Costs:    Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2004, the periods February 5, 2003 to January 3, 2004, January 5, 2003 to February 4, 2003 and Fiscal 2002 were $45,195, $38,002, $3,508 and $65,190, respectively.

Leases:    The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and rent escalations) over the initial lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent and classified within other long-term liabilities. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent and classified as other long-term liabilities. Deferred rent related to landlord incentives is amortized using the straight-line method over the initial lease term as an offset to rent expense.

Marketable Securities:    Marketable securities are stated at fair value based on quoted market prices. Marketable securities are classified as available-for-sale with any unrealized gains or losses, net of tax, included as a component of stockholders' equity and included in accumulated other comprehensive income.

Assets Held for Sale:    The Company classifies assets to be sold as assets held for sale. Assets held for sale are reported at estimated fair values less selling costs. Assets held for sale at January 1, 2005 and January 3, 2004 include certain property, plant and equipment identified for disposition.

Notes Receivable:    Notes receivable represents the long-term portion of amounts due from third parties evidenced by long-term note agreements, net of allowances for doubtful accounts. Notes receivable earn interest at rates from 8% to 12%. Interest income from notes receivable is included in interest expense, net. The current portion of notes receivable is classified with other current assets.

Deferred Financing Costs:    Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the issuance of debt. Such fees are amortized over the life of the related debt using the interest method. Amortization of deferred financing costs is included in interest expense, net.

Financial Instruments:    The Company does not use derivative financial instruments for speculation or for trading purposes and has not done so since the Petition Date (as defined in Note 3). The Company utilizes interest rate swaps to hedge certain exposures related to its long-term debt. A number of major international financial institutions are counterparties to the Company's outstanding letters of credit and existing interest rate swap agreements. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance of these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties.

Start-Up Costs:    Pre-operating costs relating to the start-up of new product lines and businesses are expensed as incurred.

Other Liabilities:    Other long-term liabilities consist primarily of deferred rent.

Comprehensive Income (Loss):    Comprehensive income (loss) consists of net income (loss), unrealized gain (loss) on marketable securities (net of tax) and cumulative translation adjustments. Because such cumulative translation adjustments are considered a component of permanently invested earnings of foreign subsidiaries, no income taxes are provided on such amounts.

Translation of Foreign Currencies:    Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

exchange. Assets and liabilities of the Company's foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders' equity and are included as part of accumulated other comprehensive income. Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in other income (expense) and are expensed in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

Reclassifications:    Certain prior period items have been reclassified to conform to the current period presentation, including certain freight charges and royalty expenses in the consolidated statement of operations. These reclassifications were not material to the consolidated financial statements. Freight charges and royalty expenses were reclassified from selling, general and administrative expenses to cost of goods sold.

Recent Accounting Pronouncements:    In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). FIN 46 clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and for variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify certain provisions of FIN 46. FIN 46R was effective for the Company's first quarter of Fiscal 2004. FIN 46 and FIN 46R did not have a material affect on the Company's consolidated financial statements.

In May 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("FSP 106-2") regarding SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). FSP No. 106-2 discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") enacted in December 2003 and supersedes FSP No. 106-1, which was issued in January 2004. FSP 106-2 considers the effect of the two new features introduced in the Act in determining the accumulated post-retirement benefit obligation ("APBO") and net periodic post-retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. FSP 106-2 was effective for the second half of Fiscal 2004. Based upon the provisions of the Company's post-retirement benefit plans, the retirees eligible to participate in such plans, the participation rate of such retirees and the contribution rates attributable to the participants in the plans, the Company does not believe that the enactment of the Act was a "Significant Event" to its postretirement benefit plans as defined in paragraph 73 of SFAS 106. The Company considered the effects of the Act in its measurement of its post-retirement benefit obligations as of January 1, 2005 and determined that the

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Act had no effect on the Company's post-retirement benefit obligation and the related post-retirement benefits expense. Future changes to the Company's post-retirement benefit plan provisions will be evaluated and effects, if any, will be disclosed in accordance with FSP 106-2.

In October 2004, the FASB issued EITF No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination ("EITF 04-1"). EITF 04-1 addresses the accounting for preexisting relationships between the parties to a business combination such as settlement of a preexisting relationship, acquisition of a right that the acquirer had previously granted to the acquired entity and recognition of a settlement gain in conjunction with the effective settlement of a lawsuit or an executory contract in a business combination. EITF 04-1 is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Adoption of EITF 04-1 did not have an effect on the Company's consolidated financial statements.

In October 2004, the FASB issued EITF No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds ("EITF 04-10"). EITF 04-10 provides guidance on the aggregation criteria in paragraph 17 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of SFAS 131. EITF 04-10 is effective for fiscal years ending after October 13, 2004. Adoption of EITF 04-10 did not have an effect on the Company's consolidated financial statements. The effective date of EITF 04-10 is expected to coincide with the effective date of a FASB Staff Position ("FSP") that will provide additional guidance on segment disclosures. The Company will evaluate the effect of EITF 04-10 and the related FSP on its consolidated financial statements when the FSP is issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for costs incurred during fiscal years beginning after November 24, 2004. The Company believes the provisions of SFAS 151 are consistent with its current accounting position and does not expect the adoption of SFAS 151 to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R requires Companies to estimate the forfeiture rate of stock based compensation awards. Since February 5, 2003, the Company has recorded stock-based compensation expense based on actual forfeitures and is in the process of evaluating the effect of SFAS 123R on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS 153 is not expected to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP 109-1") and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). FSP 109-1, which became effective upon issuance, provides guidance in determining that a tax deduction on qualified production activities provided for in the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS 109. FSP 109-2, which became effective upon issuance, provides guidance and accounting for the special one-time dividends received deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The Company expects that all profits earned by its foreign subsidiaries will be permanently invested and therefore the Company has no current plans to repatriate any foreign earnings that will qualify for the special one-time dividends received deduction.

Note 2—Acquisitions

Ocean Pacific:    On August 19, 2004 ("Date of Acquisition") the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (collectively, with its subsidiaries "Ocean Pacific") for $40,000 in cash and the assumption of $1,000 in debt owed to a prior significant shareholder of Ocean Pacific. The assumed debt was repaid simultaneously with the closing. The terms of the acquisition agreement require the Company to make certain contingent payments to the seller if (i) wholesale net revenues (both directly earned by the Company and directly earned by the Company's licensees) exceed a defined threshold for Fiscal 2007 and (ii) the operating profits of certain defined direct operations of the Company exceed 5% of wholesale net revenues for Fiscal 2007 and Fiscal 2008. The contingent payments are based upon the amounts earned by the Company in excess of the applicable thresholds. The defined thresholds represent significant growth in Ocean Pacific's business compared to 2004. No contingent payments are required if the defined thresholds are not exceeded by the Company. Any contingent payments ultimately made by the Company will be recorded as an increase in the purchase price of Ocean Pacific and an increase in goodwill.

Ocean Pacific, based in Irvine, California, is a surf and beach lifestyle brand which operates through a network of licensees worldwide and offers a broad array of apparel and accessories for men, women, young men, juniors, and kids under its Op®, Ocean Pacific®, and Op Classics® labels. The Company believes opportunities exist to expand Ocean Pacific's business with current licensing partners and in conjunction with the Company's core competencies of swimwear, sportswear and intimate apparel.

The results of Ocean Pacific's operations have been included in the Company's consolidated statement of operations (as part of the Company's Swimwear Group) since the Date of Acquisition and the acquired assets and liabilities have been included in the Company's consolidated balance sheet at January 1, 2005. Unaudited pro forma information related to this acquisition is not included since the impact of this transaction is not material to the consolidated results of operations or balance sheet of the Company.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Assets acquired and liabilities assumed at the Date of Acquisition were as follows:

Assets
Accounts receivable	$1,645
Prepaid and other current assets	1,234
Property, plant and equipment	286
Licenses and trademarks (a)	35,861
Goodwill (b)	17,664
Other	143
Total assets	56,833
Liabilities
Related party debt owed to shareholder	1,000
Accounts payable, accrued liabilities and other current liabilities	2,888
Non-current deferred taxes	12,448
Total liabilities	16,336
Cost of acquisition (c)	$40,497

(a)	Intangible assets include various trademarks of Ocean Pacific and certain license agreements, the terms of which grant the Company the right to receive royalties from licensees for periods ranging from 1 to 21 years. During the fourth quarter of Fiscal 2004, the Company finalized its valuation of the licenses and trademarks which resulted in an increase in licenses and trademarks of $4,833 and a corresponding reduction in goodwill. Any contingent payments ultimately recorded by the Company will be recorded as an increase in the purchase price of Ocean Pacific and as an increase in goodwill in accordance with SFAS 141. The valuation of certain deferred tax assets and liabilities will not be finalized until the Company completes its income tax return for 2004.

(b)	Goodwill recorded in connection with this acquisition is classified in the Swimwear Group.

(c)	The cost of acquisition reflects the purchase price of $40,000 and additional costs incurred by the Company associated with the acquisition of $678 net of cash acquired of $181.

Distribution Facility:    In April 2004, the Company entered into an agreement to terminate its joint venture agreement in regards to a distribution facility located in the Netherlands. The Company acquired the remaining outstanding shares of the company formed under the joint venture for $288, net of cash acquired of $104. The final valuation of certain deferred tax accounts will not be determined until the Company and its Dutch subsidiaries file their 2004 income tax return.

Note 3—Bankruptcy and Fresh Start Reporting

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
(Dollars in thousands, excluding per share amounts)

Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the "Confirmation Order").

In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on the Effective Date and the Company entered into a $275,000 Senior Secured Revolving Credit Facility (the "Revolving Credit Facility"). The Revolving Credit Facility provides for a four-year, non-amortizing revolving credit facility. In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200,942 of New Warnaco Second Lien Notes due 2008 (the "Second Lien Notes") to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by Warnaco Group and Warnaco's domestic subsidiaries. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of Warnaco's 8 7/8% Senior Notes due 2013 (the "Senior Notes"). See Note 15.

Set forth below is a summary of certain material provisions of the Reorganization Plan. Among other things, as described below, the Reorganization Plan resulted in the cancellation of the Old Common Stock issued prior to the Effective Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Reorganization Plan. The Company, as reorganized under the Reorganization Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the "New Common Stock"), in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which were distributed to pre-petition creditors as described below. In addition, 5,000,000 shares of New Common Stock were reserved for issuance pursuant to management incentive stock awards, including options. On March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 Stock Incentive Plan (the "Stock Incentive Plan"), the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value of the New Common Stock on the date of grant. On May 28, 2003, the stockholders of the Company approved the Stock Incentive Plan. The Company received no proceeds from the issuance of the New Common Stock and the Second Lien Notes; however, approximately $2,499,385 of indebtedness was extinguished in connection with such issuances.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Reorganization Value:    In conjunction with the preparation of the Reorganization Plan, the Company considered many factors in determining its reorganization value, including the amount and nature of its monetary assets, estimated earnings and cash flow to be generated by the Company in the future, the enterprise value of apparel companies selling similar products based on quoted market prices and the value of recently completed transactions for the purchase and sale of companies or parts of companies in the apparel industry. All of these factors involved the use of judgments and estimates, the most significant of which involve estimates of future earnings and cash flow that the Company will generate. The Company also engaged an independent third party appraisal and consulting firm (the "BEV Appraiser") to assist the Company in preparing a valuation analysis of the reorganized Company. The BEV Appraiser utilized a combination of the market approach and income approaches. The BEV Appraiser based upon its discussions with the Company, made certain assumptions in its work. The weighted average long-term debt interest rate was assumed to be 7.81% and the weighted average cost of capital was assumed to be 13.80%. The appraiser used three years of financial projections in its evaluation and determined the terminal value based upon the Company's weighted average cost of capital and expected free cash flow using a 5.00% growth rate per annum. The determination of the Company's projected income and free cash flow required the use of significant judgments and estimates by the Company. Changes in economic conditions and many other factors will have a significant effect on the Company's ability to earn the income or generate the free cash flow assumed in its projections. In addition, the cost of equity or debt financing and the changes in general economic conditions will have a significant effect on the Company's ability to finance and fund its operations and the cost associated with its borrowing activities. As a result, variations in the amounts of income and cash flow actually earned by the Company will have a significant effect on its business enterprise value ("BEV").

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

Fair Value of Certain Long-Term Tangible and Intangible Assets:    In order to implement the provisions of SFAS 141, the Company engaged an independent third party to appraise its various business units and long-term tangible and intangible assets and to assist the Company in allocating the reorganization value of the Company to its various assets and liabilities at February 4, 2003. The Company engaged an independent third party appraisal and consulting firm (the "Asset Appraiser") separate from the BEV Appraiser to assist the Company in determining the fair value of the Company's long-term tangible assets and identifiable intangible assets. Based upon the reorganization value of the Company, the Asset Appraiser provided detailed analysis of certain of the Company's long-term tangible and intangible assets. See Note 13.

Fresh Start Reporting:    The Debtors' emergence from bankruptcy proceedings on February 4, 2003 resulted in a new reporting entity and adoption of fresh start reporting as of that date in

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

accordance with SOP 90-7. The consolidated balance sheet as of February 4, 2003 (provided below) gives effect to adjustments in the carrying value of assets and liabilities to fair value in accordance with the provisions of SOP 90-7 and SFAS 141.

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

The Company determined the preliminary values of its assets and liabilities after considering the work of the BEV Appraiser and the Asset Appraiser, as well as other valuation estimates.

The table below reflects reorganization adjustments for the discharge of indebtedness, issuance of New Common Stock, issuance of Second Lien Notes and the fresh start adjustments and the resulting fresh start consolidated balance sheet.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Predecessor February 4, 2003	Discharge of Indebtedness		Issuance of New Securities		Fresh Start Adjustments		Successor February 4, 2003
ASSETS
Current assets:
Cash	$96,224	$(75,533	)(a)	$—		$15	(f)	$20,706
Restricted cash	6,100					100	(f)	6,200
Accounts receivable	190,390							190,390
Inventories	370,527					(22,494	)(h)	348,033
Prepaid expenses and other current assets	53,548							53,548
Assets held for sale	1,485							1,485
Current assets of discontinued operations
Deferred income taxes	2,972					4,427	(e)	7,399
Current assets	721,246	(75,533)		—		(17,952)		627,761
Property, plant and equipment	153,394					(24,037	)(e )	129,357
Other assets:
Licenses, trademarks and other intangible assets	86,904					274,603	(e)	361,507

Deferred financing costs	859			4,427	(d)			5,286
Other assets	2,703							2,703
Goodwill	—	(515,659	)(b)	503,548	(c)	(213,510	)(e)	(225,621)
						3,193	(e)	3,193
				197,019	(d )	114	(f)	197,133
						2,801	(g)	2,801
						22,494	(h)	22,494
Total other assets	90,466	(515,659)		704,994		89,695		369,496
	$965,106	$(591,192)		$704,994		$47,706		$1,126,614
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise: Current liabilities:
Current portion of long-term debt	$5,050							$5,050
Debtor-in-possession revolving credit facility	—							—
Revolving credit facility	—	30,579	(a)	1,950	(d )	2,244	(f)	34,773
				4,427	(d )			4,427
Accounts payable	123,235					(859	)(f)	122,376
Accrued liabilities	109,530	—		(1,950	)(d)	(1,156	)(f)	106,424
				(2,981	)(d)	2,801	(g)	(180)
Current liabilities of discontinued operations				(942	)(d)			(942)
Accrued income taxes payable	28,140					—		28,140
Total current liabilities	265,955	30,579		504		3,030		300,068
Long-term debt:
Second Lien Notes due 2008	—	—		200,942	(d )	—		200,942
Capital lease obligations	1,260							1,260
Liabilities subject to compromise	2,499,385	(106,112	)(a)	—		—		2,393,273
		(2,393,273	)(b)					(2,393,273)
Deferred income taxes	4,964					44,676	(e)	49,640
Other long-term liabilities	71,156							71,156
Stockholders' equity (deficiency):
Common Stock, $0.01 par value	654	(654	)(b)	450	(c)	—		450
Additional paid-in capital	908,939	(908,939	)(b)	503,098	(c)	—		503,098
Accumulated other comprehensive loss	(92,671)	92,671	(b)	—		—		—
Deficit	(2,380,615)	2,380,615	(b)	—		—		—
Treasury stock, at cost	(313,889)	313,889	(b)	—		—		—
Unearned stock compensation	(32)	32	(b)	—		—		—
Total stockholders' equity (deficiency)	(1,877,614)	1,877,614		503,548		—		503,548
	$965,106	$(591,192)		$704,994		$47,706		$1,126,614

(footnotes on next page)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

(footnotes from previous page)

(a)	Utilized excess cash of $75,533 and borrowed $30,579 under the Revolving Credit Facility to pay $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured creditors; such amounts were included in liabilities subject to compromise.

(b)	Reflects the discharge of pre-petition indebtedness of $2,393,273 (not including $106,112 in cash paid to pre-petition secured lenders) and cancellation of all outstanding shares of Old Common Stock ($654), including all options and restricted stock, additional paid-in capital ($908,939), treasury stock ($313,889), unearned stock compensation ($32) and elimination of accumulated other comprehensive loss ($92,671) and deficit ($2,380,615). A corresponding amount of $515,659 was recorded as a decrease in goodwill.

(c)	Reflects the issuance of 44,999,973 shares of New Common Stock and recognition of reorganization equity value of $503,548 pursuant to the provisions of the Reorganization Plan. A corresponding amount of $503,548 was recorded as an increase in goodwill.

(d)	Reflects the issuance of $200,000 principal amount of Second Lien Notes to creditors pursuant to the terms of the Reorganization Plan, payment of $1,950 in cash bonus to the Company's former Chief Executive Officer pursuant to the terms of the Reorganization Plan and the payment of $4,427 of deferred financing costs. The Company also issued $942 in Second Lien Notes and 266,400 shares of common stock (representing value of $2,981) to its former Chief Executive Officer in payment of a bonus pursuant to the terms of the Reorganization Plan. The total accrued bonus to the former Chief Executive Officer was $5,873. A corresponding amount of $197,019 was recorded as an increase in goodwill.

(e)	Reflects $24,037 adjustment to fixed assets to their fair value of $129,357 as determined by the Asset Appraiser, $277,796 to intangible assets to reflect their fair value of $364,700 as determined by the Asset Appraiser, offset by the allocation of negative goodwill of $3,193 to indefinite lived intangible assets, the recognition of an initial deferred income tax liability of $49,640 and an adjustment of $4,427 to recognize deferred tax assets of $7,399 related to the preliminary fair value adjustments noted above. The deferred tax balance as of February 4, 2003 reflects an initial valuation allowance of $89,319 which was established in connection with fresh start reporting. A corresponding amount of $138,959 was recorded as the initial decrease in goodwill. The Company recorded a deferred income tax liability of $49,640.

(f)	Borrowed $2,244 under the Revolving Credit Facility to pay certain administrative and priority claims aggregating $859 and $1,156, unaccrued tax claims of $114, the translation escrow account (subsequently released to the Company) of $100 and to provide additional cash funds at closing of $15. A corresponding amount of $114 was recorded as an increase in goodwill.

(g)	Reflects the recording of an unfavorable contract commitment of $2,801 related to one of the Company's distribution facilities. A corresponding amount of $2,801 was recorded as an increase in goodwill.

(h)	Reflects adjustments of $22,494 to adjust inventory to its fair value of $348,033. A corresponding amount of $22,494 was recorded as an increase in goodwill.

Note 4—Discontinued Operations

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Sale of ABS:    In November 2003, the Company entered into an agreement to sell the assets of its ABS business unit. The sale of the ABS business unit was finalized on January 30, 2004. The sales price was $15,368 in cash plus the assumption of approximately $2,000 in liabilities. In the fourth quarter of 2003, the Company recorded a loss related to the sale of its ABS business unit of $3,143, which was included in loss from discontinued operations. The loss included an impairment charge of $3,019, before income taxes, related to the write-down of the ABS trademark to net realizable value. Cash proceeds from the sale, net of related expenses, were $15,179.

Closure of 44 Speedo Authentic Fitness Retail Stores:    During the fourth quarter of 2003, the Company announced its intention to close its 44 remaining Speedo Authentic Fitness retail stores. As of January 1, 2005, the Company had ceased all operations related to its 44 stores. During Fiscal 2004, the Company recorded, as part of loss from discontinued operations, charges of $2,639 related to future operating lease commitments and landlord settlements, net of possible sublease rental income.

Rationalization of Warner's Europe Operations:    During the fourth quarter of 2003, the Company announced its plan to exit its Warner's business in Europe. On May 21, 2004, the Company entered into a licensing agreement for its Warner's business in Europe. According to the terms of the agreement, the licensee pays royalties based upon sales. The licensee is not required to pay minimum royalties until Fiscal 2007 and no royalties have been earned to date.

Summarized operating results for the discontinued operations are as follows:

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002

Net revenues	$17,499	$65,237	$5,994	$86,992
Loss before provision for income taxes (a)	(6,336)	(18,369)	(501)	(4,991)
Provision (benefit) for income taxes	(1,978)	24	—	4,266
Loss from discontinued operations	$(4,358)	$(18,393)	$(501)	$(9,257)

(a)	Includes the loss on the sale of the ABS business unit of $3,143 for the period February 5, 2003 to January 3, 2004. In addition, loss before provision for income taxes for the period February 5, 2003 to January 3, 2004 includes restructuring charges of $9,826 related to the Warner's operation in Europe and the closure of the Company's 44 remaining Speedo Authentic Fitness retail stores.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The assets and liabilities of the discontinued operations at January 1, 2005 and January 3, 2004 are presented in the consolidated balance sheets as follows:

	January 1, 2005 (a)	January 3, 2004 (b)
Accounts receivable, net	$1,735	$4,103
Inventories, net	40	7,808
Prepaid expenses and other current assets	504	1,284
Property, plant and equipment, net	280	2,563
Intangible and other assets	59	11,367
Assets of discontinued operations	$2,618	$27,125
Accounts payable	$130	$2,333
Accrued liabilities	1,320	5,107
Liabilities of discontinued operations	$1,450	$7,440

(a)	Assets at January 1, 2005 relate to the Warner's business in Europe and liabilities at January 1, 2005 relate to the Warner's business in Europe and the Speedo Authentic Fitness retail stores.

(b)	Assets and liabilities at January 3, 2004 relate to the Warner's business in Europe, the Speedo Authentic Fitness retail stores and the ABS business unit.

Note 5—Reorganization Items (Predecessor)

In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes to streamline its operations, focus on its core businesses and return it to profitability. Many of the strategic actions including the closure and consolidation of certain European facilities, are long-term in nature. Certain severance obligations, lease terminations and other obligations will not be fully paid until the second quarter of Fiscal 2005. In connection with these actions, the Company had closed all of its domestic outlet retail stores by January 4, 2003 and certain of its Speedo Authentic Fitness retail stores. As of January 4, 2003, the Company closed 204 of the 283, or 72%, of the retail stores it operated at the beginning of Fiscal 2001. In Fiscal 2002, the Company closed 118 stores. In the first quarter of 2003, the Company closed three additional Speedo Authentic Fitness retail stores. The closing of the domestic outlet retail stores and the sale of the related inventory generated net proceeds of approximately $23,200 in Fiscal 2002.

In the first quarter of Fiscal 2002, the Company sold the assets of GJM Manufacturing Ltd. ("GJM") and Penhaligon's Ltd. ("Penhaligon's") for net proceeds of approximately $20,459 in the aggregate. The net loss on the sale of GJM and Penhaligon's was approximately $2,897 and is included in reorganization items in Fiscal 2002.

During Fiscal 2002, the Company sold certain personal property, vacated buildings, surplus land and other assets generating net proceeds of approximately $6,814. The losses related to the write-down of these assets were approximately $3,656 for Fiscal 2002. The Company vacated certain leased premises and rejected those leases (many related to its former Retail Stores Group) under the provisions of the Bankruptcy Code.

During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate its European manufacturing operations and to restructure certain other manufacturing, sales, and administrative operations in Europe. The Company incurred severance, outplacement, legal, accounting and other expenses associated with the consolidation covering approximately 350 employees. Through February 4, 2003, the Company had accrued $14,698 related to the minimum level of benefits to be paid to

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

terminated employees in addition to legal fees and other shutdown expenses in connection with the European consolidation. In the period February 5, 2003 to January 3, 2004, the Company recorded an additional $1,723 for obligations due under the consolidation plan. The costs incurred after February 4, 2003 are recorded as part of "restructuring items" of the Successor in the consolidated statement of operations. The cost of the consolidation was approximately $17,400.

As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7.

Reorganization items included in the consolidated statement of operations for the periods January 5, 2003 to February 4, 2003 and Fiscal 2002 were $29,805 and $114,495, respectively. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items were paid in cash. Subsequent to February 4, 2003, to the extent that the Company incurred reorganization items in respect of the Chapter 11 Cases, such items have been recorded in SG&A expenses. Included in SG&A expenses for Fiscal 2004 and the period February 5, 2003 to January 3, 2004 are legal and professional fees and certain employee-related costs relating to the Chapter 11 Cases of $662 and $5,012, respectively.

Reorganization items were as follows:

	Predecessor
	Period January 5, 2003 to February 4, 2003	Fiscal 2002
Legal and professional fees	$4,468	$27,734
Employee contracts and retention	14,540	25,571
GECC lease settlement	—	22,898
Write-off of fixed assets related to retail stores closed	—	13,250
Facility shutdown costs	(2)	7,603
Lease terminations	10,098	9,352
Sales of Penhaligon's, GJM and Ubertech	—	3,673
Employee benefit costs related to plant closings	—	3,068
Aviation and other assets	631	1,176
Losses from write-offs and sales of fixed assets	70	170
	$29,805	$114,495
Cash portion of reorganization items	$14,244	$58,121
Non-cash portion of reorganization items	$15,561	$56,374

The Reorganization Plan was consummated on February 4, 2003. Pursuant to the Reorganization Plan, unsecured pre-petition claimants received their pro rata share of 1,147,050 shares of New Common Stock. The shares were distributed to each individual claimant in 2003.

Note 6—Restructuring Items

During Fiscal 2004 and the period February 5, 2003 to January 3, 2004, the Company incurred restructuring charges of $5,130 and $19,101, respectively, primarily related to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities, the January 2004 sale of the Company's manufacturing facility in Honduras and the February 2004 sale of the Company's San Luis, Mexico manufacturing facility.

Closure and/or Consolidation of Facilities:    The Company closed two sewing plants (one located in each of Puerto Cortes, Honduras and Los Angeles, California), one cutting and warehousing facility

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

in Thomasville, Georgia, distribution facilities in Secaucus, New Jersey, distribution facilities in Canada, a technical production support center in Van Nuys, California and certain manufacturing and sales offices in Europe. The Company also completed the consolidation of its executive offices in New York City. In addition, the Company incurred severance and contract termination costs related to the shutdown, in January 2005, of two retail outlet stores in the United Kingdom.

Sale of Manufacturing Facility in Villanueva, Honduras:    During the fourth quarter of 2003, the Company entered into an agreement to sell its manufacturing operations located in Villanueva, Honduras. The manufacturing operations sold consisted of one cutting center and four sewing facilities. The sale was finalized in January 2004 and in connection with the sale the Company entered into a one-year production agreement with the buyer, pursuant to which the Company guaranteed open purchase order obligations to certain suppliers of the buyer. The Company's obligation to enter into such guarantees expired on July 1, 2004. The production agreement with the buyer allows the Company to set off its payment obligations to the buyer against any payments the Company has made to a supplier pursuant to the related guarantee in the event the buyer defaults on its payment obligations to the supplier. At January 1, 2005, the amount of future payments that the Company could be obligated to make related to guarantees of open purchase orders existing prior to July 1, 2004 was approximately $828. The Company's payment obligation to the buyer was $153 at January 1, 2005. The estimated fair value of the guarantees was not material to the Company's consolidated financial statements at January 1, 2005.

Sale of Manufacturing Facility in San Luis, Mexico:    During the first quarter of Fiscal 2004, the Company entered into an agreement to sell its manufacturing operation located in San Luis, Mexico. The manufacturing operation sold consisted of a combined cutting and sewing facility. The sale was finalized in March 2004. In connection with the sale, the Company entered into an 18-month production agreement with the buyer. The Company has no obligation to guarantee open purchase orders for the buyer.

A summary of restructuring charges is as follows:

	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
Employee termination costs and related items (a)	$3,315	$7,957
Facility shutdown costs, loss (gain) on disposal/write-down of property, plant and equipment (b)	857	8,517
Inventory write-down (c)	—	2,120
Lease and contract termination costs (d)	750	2,500
Legal and professional fees	208	127
	$5,130	$21,221
Cash portion of restructuring items	$4,453	$12,865
Non-cash portion of restructuring items	$677	$8,356

(a)	For Fiscal 2004, includes severance and other benefits payable to approximately 672 employees. Severance related costs were paid to employees whose jobs were eliminated as part of restructuring initiatives initiated in Fiscal 2003 ($2,263), the sale, in the first quarter of Fiscal 2004, of the Company's San Luis, Mexico manufacturing facility ($992) and the January 2005 shutdown of two retail outlet stores in the United Kingdom ($60). During Fiscal 2004, the Company reduced its accrual for employee termination costs by $660, which had been previously accrued.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

For the period February 5, 2003 to January 3, 2004 relates to severance and other benefits payable to approximately 1,656 terminated employees. Substantially all payments to such employees were complete by the end of Fiscal 2004.

(b)	For Fiscal 2004, as relates to closed facilities, includes a net gain of $742 on the sale of property, plant and equipment and write downs of certain items of property, plant and equipment totalling $667.

For the period February 4, 2003 to January 3, 2004 relates to the write-down or abandonment of certain property plant and equipment to net realizable value.

(c)	For the period February 5, 2003 to January 4, 2003, the Intimate Apparel group recorded an inventory write-down primarily related to its former manufacturing facility in Honduras which it sold in January, 2004. Inventory markdowns are included in cost of goods sold as period costs. See Note 1.

(d)	For the period February 5, 2003 to January 3, 2004, relates to an amount paid to terminate the Company's third–party distribution agreement for Calvin Klein jeans.

Restructuring charges have been recorded in the consolidated statement of operations for Fiscal 2004 and for the period February 5, 2003 to January 3, 2004 as follows:

	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
Cost of goods sold	$—	$2,120
Restructuring items	5,130	19,101
	$5,130	$21,221

Changes in liabilities related to restructuring and reorganization items are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal and Professional Fees	Lease and Contract Termination Costs	Total
Balance at February 4, 2003	$14,220	$2,842	$1,206	$—	$18,268
Charges for the period February 5, 2003 to January 3, 2004	7,957	8,517	127	2,500	19,101
Cash reductions for the period February 5, 2003 to January 3, 2004	(11,571)	(5,122)	(897)	(2,500)	(20,090)
Non-cash reductions and currency effects for the period February 5, 2003 to January 3, 2004	(56)	(5,628)	—	—	(5,684)
Reclassified to discontinued operations	—	(373)	(16)	—	(389)
Balance at January 3, 2004	10,550	236	420	—	11,206
Charges for Fiscal 2004	3,315	932	208	750	5,205
Cash reductions for Fiscal 2004	(11,091)	(1,162)	(603)	(175)	(13,031)
Effect of foreign currencies	(155)	(2)	—	(2)	(159)
Balance at January 1, 2005 (a)	$2,619	$4	$25	$573	$3,221

(a)	The Company expects that substantially all of the liabilities related to restructuring items will be paid by the second quarter of Fiscal 2005.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 7—Related Party Transactions

The Company leased certain real property from an entity controlled by a former employee. All rights and obligations related to this lease were transferred to the new owners of the ABS business unit in the first quarter of Fiscal 2004. See Note 4. Rent expense related to this lease for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002 was $40, $496, $45 and $470, respectively, and is included in income (loss) from discontinued operations.

In 2001, the Company entered into a consulting agreement with Alvarez & Marsal, Inc. ("A&M"). Under this agreement, several individuals who held executive positions with the Company (including Antonio C. Alvarez II, former President and Chief Executive Officer of the Company, and James P. Fogarty, former Senior Vice President and Chief Financial Officer of the Company) provided services as advisors to the Company. The A&M consulting agreement was terminated on June 11, 2001 and certain A&M employees became employees of the Company.

In connection with the Company's emergence from Chapter 11 bankruptcy protection, it entered into a second consulting agreement with A&M on January 29, 2003, which was supplemented by a March 18, 2003 letter agreement (collectively, the "A&M Agreement"), pursuant to which Mr. Alvarez and Mr. Fogarty continued serving the Company as Chief Executive Officer and Chief Financial Officer, respectively, and certain other A&M affiliated persons continued serving the Company in a consulting capacity. The A&M Agreement was effective as of February 4, 2003. Mr. Alvarez and Mr. Fogarty provided transitional assistance to the Company during 2003. The A&M Agreement provided that the Company would pay A&M on account of Mr. Alvarez's service as follows: (i) $125 per month until commencement of employment of a permanent Chief Executive Officer (the "New CEO"); (ii) $125 per month for 15 days after the commencement of employment of the New CEO; and (iii) after the period described in (ii) above, $.750 per hour of transition services provided by Mr. Alvarez. The A&M Agreement further provides that the Company would pay A&M on account of Mr. Fogarty's service at a rate of $.475 per hour. Moreover, A&M was eligible to receive the following incentive compensation under the terms of the agreement: (i) additional payments upon the consummation of certain transactions (including $210 which was paid to A&M following the consummation of the offering of the Senior Notes and an aggregate of $1,218 which was paid in connection with the consummation of certain other transactions), and (ii) participation in the Company's incentive compensation program for the periods Mr. Alvarez and Mr. Fogarty served as Chief Executive Officer and Chief Financial Officer, respectively. Mr. Alvarez, Mr. Fogarty and A&M are bound by certain confidentiality, indemnification and non-solicitation obligations under the terms of the A&M Agreement. Prior to entering into these transactions, the Company determined that the terms of these transactions were as favorable to it as could be obtained with unrelated third parties. During the period February 5, 2003 to January 3, 2004, the Company incurred expenses totaling $3,524 in connection with services performed by A&M. All amounts had been paid as of January 1, 2005.

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
(Dollars in thousands, excluding per share amounts)

Company hired Lawrence R. Rutkowski to be its Senior Vice President—Finance and Chief Financial Officer. Following an orderly transition, Mr. Fogarty returned to A&M.

The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unrelated third party.

Note 8—Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga, Body Nancy Ganz/Bodyslimmers, J.Lo by Jennifer Lopez®, Axcelerate engineered by Speedo, Calvin Klein, Lejaby and Rasurel® brand names. The Intimate Apparel Group also currently operates over 75 Calvin Klein underwear retail stores worldwide (consisting of approximately 45 stores directly operated by the Company, including one on-line store, and approximately 30 stores operated under retail licenses or distributorship agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps brands.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, Ocean Pacific and Calvin Klein brand names. The Swimwear Group also operates one online store.

Certain prior period items have been reclassified between the business groups and unallocated corporate expenses to conform to the current period presentation, including certain information technology related expenses, certain performance and stock based compensation expenses and amortization of certain intangible assets.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Information by business group, excluding discontinued operations, is set forth below:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Successor
Fiscal 2004
Net revenues	$588,256	$455,601	$380,324	$1,424,181	$—	$1,424,181
Operating income (loss)	55,361	53,757	58,147	167,265	(71,130)	96,135
Depreciation and amortization	7,454	5,884	4,168	17,506	14,950	32,456
Restructuring items	—	—	—	—	5,130	5,130
Capital expenditures	9,853	5,587	2,320	17,760	14,100	31,860

For the Period February 5, 2003 to January 3, 2004
Net revenues	$537,507	$402,682	$324,112	$1,264,301	$—	$1,264,301
Operating income (loss)	53,554	26,222	43,926	123,702	(75,564)	48,138
Depreciation and amortization	8,988	2,495	4,359	15,842	27,632	43,474
Restructuring items	—	—	—	—	19,101	19,101
Capital expenditures	6,921	3,386	2,760	13,067	17,025	30,092

Predecessor
For the Period January 5, 2003 to February 4, 2003
Net revenues	$35,306	$37,834	$36,980	$110,120	$—	$110,120
Operating income (loss)	2,304	5,542	8,975	16,821	(35,945)	(19,124)
Depreciation and amortization	1,102	939	495	2,536	1,785	4,321
Reorganization items	—	—	—	—	29,805	29,805
Capital expenditures	149	202	10	361	282	643

Fiscal 2002
Net revenues	$614,155	$483,461	$310,626	$1,408,242	$—	$1,408,242
Operating income (loss)	47,078	20,185	30,036	97,299	(181,725)	(84,426)
Depreciation and amortization	15,874	9,188	6,156	31,218	22,022	53,240
Reorganization items	—	—	—	—	114,495	114,495
Capital expenditures	6,341	2,292	1,246	9,879	10,164	20,043

Successor Balance Sheet
Total Assets:
January 1, 2005	$303,484	$254,728	$356,288	$914,500	$239,404	$1,153,904
January 3, 2004	300,634	244,676	292,184	837,494	253,516	1,091,010

Property, Plant and Equipment:
January 1, 2005	$17,545	$8,875	$15,917	$42,337	$64,600	$106,937
January 3, 2004	16,993	14,166	20,942	52,101	54,432	106,533

The Company does not include corporate departmental expenses, reorganization items, restructuring items and depreciation and amortization of corporate assets in its determination of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

segment operating income (loss). Corporate departmental expenses include general corporate overhead and certain shared corporate services. The Company evaluates the business groups' results without allocating these corporate/other items. Other companies may allocate these costs to their operating divisions and, as a result, the operating results of the Company's operating groups may not be directly comparable to the results of other companies. The table below summarizes corporate/other expenses for each period presented:

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Unallocated corporate expenses	$51,050	$28,831	$4,355	$45,208
Reorganization items	—	—	29,805	114,495
Restructuring items	5,130	19,101	—	—
Depreciation and amortization of corporate assets	14,950	27,632	1,785	22,022
Corporate/other expenses	$71,130	$75,564	$35,945	$181,725

A reconciliation of Group operating income (loss) to income (loss) from continuing operations before provision (benefit) for income taxes for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002 is as follows:

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002

Group operating income	$167,265	$123,702	$16,821	$97,299
Corporate/other items	(71,130)	(75,564)	(35,945)	(181,725)
Operating income (loss)	96,135	48,138	(19,124)	(84,426)
Gain on cancellation of pre-petition indebtedness	—	—	(1,692,696)	—
Fresh start adjustments	—	—	(765,726)	—
Other (income) loss	(2,197)	(2,817)	359	(62)
Interest expense, net	19,821	20,641	1,751	19,972
Income (loss) from continuing operations before provision for income taxes	$78,511	$30,314	$2,437,188	$(104,336)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Geographic Information:    Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Successor				Predecessor
	Fiscal 2004%		For the Period February 5, 2003 to January 3, 2004%		For the Period January 5, 2003 to February 4, 2003%		Fiscal 2002%
Net revenues:
United States	$1,033,543	72.6%	$946,341	74.9%	$82,824	75.2%	$1,097,633	78.0%
Canada	91,655	6.4%	79,463	6.3%	5,813	5.3%	82,196	5.8%
Europe	236,320	16.6%	197,857	15.6%	17,847	16.2%	181,877	12.9%
Mexico	33,595	2.4%	17,709	1.4%	1,849	1.7%	25,971	1.8%
Asia	29,068	2.0%	22,931	1.8%	1,787	1.6%	20,565	1.5%
	$1,424,181	100.0%	$1,264,301	100.0%	$110,120	100.0%	$1,408,242	100.0%

	January 1, 2005		January 3, 2004
Property, plant and equipment, net:
United States	$74,318	69.5%	$98,125	92.1%
All other	32,619	30.5%	8,408	7.9%
	$106,937	100.0%	$106,533	100.0%

Information about Major Customers:    No single customer accounted for 10% or more of the Company's net revenues for Fiscal 2004 or for the period February 5, 2003 to January 3, 2004. One customer, Wal-Mart Stores, Inc., accounted for approximately 16.1% of the Company's net revenues for the period January 5, 2003 to February 4, 2003. One customer, Federated Department Stores, accounted for approximately 10.5% of the Company's net revenues in Fiscal 2002.

Note 9—Income Taxes

The following presents the United States and foreign components of income from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Income (loss) from continuing operations:
Domestic	$28,858	$(13,351)	$2,440,938	$(104,644)
Foreign	49,653	43,665	(3,750)	308
Total	$78,511	$30,314	$2,437,188	$(104,336)

The following presents the components of the Company's total income tax provision from continuing operations:

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Current:
Federal	$—	$—	$—	$—
State and local	910	1,000	—	600
Foreign	10,206	13,275	566	9,483
Total current tax provision	$11,116	$14,275	$566	$10,083
Deferred:
Federal	$10,254	$1,751	$521,421	$530
State and local	2,106	452	112,133	230
Foreign	6,575	(4,290)	(9,186)	(5,784)
Valuation allowance increase (decrease)	1,585	(104)	(546,784)	44,589
Total deferred tax provision	20,520	(2,191)	77,584	39,565
Provision for income taxes	$31,636	$12,084	$78,150	$49,648

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	$78,511	$30,314	$2,437,188	$(104,336)
Income tax expense (benefit) computed at U.S. statutory rate	$27,479	$10,610	$853,016	$(36,518)
State income taxes, net of federal benefit	1,960	944	72,887	713
Foreign taxes in excess of (less than) the U.S. statutory rate	(598)	(6,312)	1,879	3,590
Net U.S. tax on distribution of foreign earnings	—	7,106	—	32,846
Fresh start adjustments	—	—	(303,251)	—
Other, net	1,210	(160)	403	4,428
Increase (decrease) in valuation allowance and losses not benefited	1,585	(104)	(546,784)	44,589
Provision for income taxes	$31,636	$12,084	$78,150	$49,648

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The components of deferred tax assets and liabilities as of January 1, 2005 and January 3, 2004 were as follows:

	January 1, 2005	January 3, 2004
Deferred tax assets:
Inventory	$12,086	$19,673
Pension and post-retirement benefits	17,847	29,944
Advertising credits	13,558	13,558
Reserves and accruals	29,312	43,575
Net operating losses	142,596	34,054
Other	2,161	1,416
	217,560	142,220
Valuation allowance	(165,835)	(131,109)
Subtotal	51,725	11,111
Deferred tax liabilities:
Depreciation and amortization	106,270	55,303
Other	8,650	3,568
Subtotal	114,920	58,871
Deferred tax liability - net	$(63,195)	$(47,760)

Successor Company: The Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance increased to $165,835 (of which $30,552 relates to foreign entities) at January 1, 2005 from $131,109 (of which $39,099 relates to foreign entities) as recorded on January 3, 2004. A portion of the valuation allowance in the amount of approximately $157,932 (of which $23,936 relates to foreign entities) and approximately $124,950 (of which $34,227 relates to foreign entities) at January 1, 2005 and January 3, 2004, respectively, relates to deferred tax assets which were recorded in fresh start accounting. The realization of such amount in future years will be allocated to reduce goodwill and other non current intangible assets.

Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers generated prior to Fiscal 2004 would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company was able to retain U.S. net operating loss carryforwards generated prior to Fiscal 2004. As a result of completing its Fiscal 2003 U.S. income tax return, the Company was able to quantify its NOL carryforward as $246,235, which can be used to reduce U.S. taxable income, if any, by approximately $23,415 per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

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
(Dollars in thousands, excluding per share amounts)

existing as of the date of the ownership change. The Company's ability and the ability of its subsidiaries to utilize remaining net operating losses generated after the ownership change will not be affected by the ownership change.

Through the Company's acquisition of Ocean Pacific, it acquired an additional net operating loss carryforward of $2,637. The majority of the Ocean Pacific U.S. net operating loss carryforward is subject to an annual limitation of $435 as a result of a previous ownership change.

At January 1, 2005, the Company had U.S. net operating loss carryforwards of approximately $307,228. If the U.S. net operating losses remain unused, they shall expire as follows:

Fiscal Year	Amount
2009	$967
2012 - 2017	2,050
2018 - 2024	304,211
$307,228

At January 1, 2005, the Company had foreign net operating loss carryforwards of approximately $98,466. If the foreign net operating losses remain unused, they shall expire as follows:

Fiscal Year	Amount
2005 - 2014	11,750
Indefinite	86,716
98,466

Through the Company's acquisition of Ocean Pacific, it acquired foreign tax credit carryforwards of $5 and $205, which expire in 2012 and 2013, respectively. A full valuation was established for the foreign tax credit carryforwards. The Company also has state tax credit carryforwards of $711 which will expire in years 2005 through 2009. Since the Company believes that it is more likely than not that it will be able to utilize these state tax credits, it has not recorded a valuation allowance against them.

Tax benefits associated with the exercise of employee stock options and other employee stock programs of $768 in Fiscal 2004 and $249 for the period February 5, 2003 to January 3, 2004, were allocated to shareholders' equity. A corresponding valuation allowance for deferred taxes has been recorded for Fiscal 2004 and for the period February 5, 2003 to January 3, 2004. The associated benefit will be credited to equity when realized.

As of January 1, 2005, the total amount of undistributed earnings of foreign subsidiaries was approximately $80,278. The Company's intention is to permanently reinvest these earnings and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJC Act") was signed into law. The AJC Act provides for a special one-time dividends received tax deduction of 85 percent of certain foreign earnings that are repatriated in either a company's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The AJC Act would require the payment of U.S. tax on the portion of the dividend not subject to the dividends received deduction, even though the Company has U.S. net operating loss carryforwards. All of the Company's foreign earnings are permanently reinvested for Fiscal 2004. However, the Company will re-evaluate the opportunity to utilize the 85 percent dividends received deduction in Fiscal 2005. The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the AJC Act. As a result, the Company has not yet evaluated

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

how the AJC Act's one-time repatriation provisions will affect its overseas earnings currently considered permanently reinvested as defined under APB Opinion No. 23, Accounting for Income Taxes – Special Areas for 2005. The income tax effects of any potential repatriation in Fiscal 2005 cannot currently be estimated.

The Company and its subsidiaries' income tax returns are routinely examined by U.S., state, and foreign tax authorities. The tax years under examination vary by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to insure the Company's provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.

Predecessor Company:    The provision for income taxes of $78,150 for the period January 5, 2003 to February 4, 2003 consists of a deferred income tax provision of $77,584 related to the increase in the carrying value of certain assets to fair value recorded in connection with the Company's adoption of fresh start reporting and accrued income taxes on foreign earnings of $566.

Upon the adoption of fresh start accounting at February 4, 2003, the Company recorded a valuation allowance of $89,319 to reduce deferred tax assets to an amount that the Company believes, based upon objectively verifiable evidence, is realizable. The future recognition of such amount will first reduce goodwill. Should the recognition of net deferred tax assets result in the elimination of goodwill, any additional deferred tax asset recognition will reduce other noncurrent intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

The Company has also established a valuation allowance against certain foreign net operating loss carry forwards to reduce them to the amount that will, more likely than not, be realized.

Note 10—Employee Retirement Plans

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

On October 5, 2003 (the beginning of the fourth quarter of 2003), the Company changed its method of accounting for the Pension Plan to a method that accelerates the recognition of gains or losses which are changes in the amount of either the projected benefit obligations or plan assets resulting from experience different than assumed and from changes in assumptions ("Accelerated Method"). The Company previously deferred gains and losses and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the Pension Plan's projected benefit obligations ("Deferred Method"). The Company believes that the Accelerated Method is preferable because the recorded pension liability, using the Accelerated Method, will approximate fair value. Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan trustee and Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the impact of actual gains and losses that differ from the expected return on Pension Plan assets and any other changes determined by the actuary in the fourth quarter of each year based upon the year-end measurement. This change results in additional volatility in pension expense or income. Therefore, the Company reports pension expense or income on a separate line of its statement of operations.

Pension expense under the Company's prior method of accounting would have been $1,320 and $2,447 for Fiscal 2004 and for the period February 5, 2003 to January 3, 2004, respectively. A summary

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

of the as reported and pro forma results assuming the Company had not changed the method of accounting is as follows:

	Successor
	Fiscal 2004		For the period February 5, 2003 to January 3, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Pension (income) expense	$(6,150)	$1,320	$(6,488)	$2,447
Net income (loss)	42,517	35,047	(163)	(9,098)
Net income (loss) per diluted share	$0.93	$0.76	$—	$(0.20)

Effective January 1, 2003 the Pension Plan was amended such that participants in the Pension Plan will not earn any additional pension benefits after December 31, 2002. The amendment to the Pension Plan resulted in a curtailment gain of $8,897 in the fourth quarter of Fiscal 2002. As a result of the curtailment, the Company's pension liability was reduced by $8,897. The curtailment gain reduced the unrecognized net actuarial (gain) loss component of the Company's accrued pension liability, which was recorded in other comprehensive loss in the fourth quarter of Fiscal 2002. The accumulated benefit obligation for the Pension Plan was equal to the projected benefit obligation at January 1, 2005 and January 3, 2004 due to the curtailment of plan benefits at December 31, 2002.

A reconciliation of the balance of plan benefit obligations follows:

	Pension Benefit Plan		Other Benefit Plans
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
Change in projected benefit obligations:
Benefit obligation at beginning of period	$161,677	$156,870	$5,868	$4,521
Adjustment to beginning of period projected benefit obligation (a)	—	5,132	—	—
Service cost	—	—	229	228
Interest cost	8,338	9,269	270	269
Change in actuarial (gain) loss (b)	(3,192)	—	(498)	1,002
Benefits paid	(10,387)	(9,594)	(636)	(152)
Benefit obligation at end of period	$156,436	$161,677	$5,233	$5,868

(a)	The Company recorded additional projected benefit obligation based upon the receipt of the final actuarial valuation report. A corresponding adjustment was recorded to increase goodwill. See Note 13.

(b)	The Pension Benefit Plan's actuarial gain in Fiscal 2004 is primarily related to the change in the discount rate.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A reconciliation of the change in the fair value of plan assets is as follows:

	Pension Benefit Plan		Other Benefit Plans
	January 1, 2005	January 3, 2004	January 1, 2005	January 3, 2004
Fair value of plan assets at beginning of period	$97,245	$81,762	$—	$—
Actual return (loss) on plan assets	11,296	15,757	—	—
Employer's contributions	12,286	9,320	636	152
Benefits paid	(10,387)	(9,594)	(636)	(152)
Fair value of plan assets at end of period	$110,440	$97,245	$—	$—

Funded status	$(45,996)	$(64,432)	$(5,233)	$(5,868)
Unrecognized net actuarial loss	—	—	503	1,002
Net amount recognized/Retirement obligations	$(45,996)	$(64,432)	$(4,730)	$(4,866)

The components of net periodic benefit (income) cost is as follows:

	Pension Benefit Plan				Other Benefit Plans
	Successor		Predecessor		Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002

Service cost	$—	$—	$—	$2,845	$229	$228	$9	$223
Interest cost	8,338	9,269	—	9,155	270	269	24	259
Expected return on plan assets	(6,934)	(5,154)	—	(8,797)	—	—	—	—
Gain on plan assets in excess
of expected return	(4,362)	(10,603)	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	(49)	—	—	(34)	(33)
Net actuarial (gain) loss (a)	(3,192)	—	—	2,245	—	—	—	(107)

Net benefit (income) cost	$(6,150)	$(6,488)	$—	$5,399	$499	$497	$(1)	$342

(a)	The net actuarial gain in Fiscal 2004 is primarily related to the change in the discount rate.

The Pension Plan's weighted average asset allocations are as follows:

	Targeted Asset Allocation	January 1, 2005	January 3, 2004
Asset Category:
Equity securities	40%	42%	43%
Debt securities	20%	16%	18%
Real estate	5%	7%	6%
Other	35%	35%	33%
Total	100%	100%	100%

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Company's investment strategy for the Pension Plan's assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 15% of overall Pension Plan assets at January 1, 2005. The Company's goal is to provide for steady growth in the Pension Plan's assets, exceeding the Company's expected return on plan assets of 7%. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other investments and fund managers. The portfolio is balanced annually to maintain the Company's targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines; actual investments may differ from the targeted allocations.

The Company expects to contribute approximately $5,400 to the Pension Plan in Fiscal 2005 and approximately $20,000 from 2006 through 2009. The amount of cash contributions the Company is required to make to the Pension Plan could increase or decrease depending on the performance of the Pension Plan's assets and other factors which are not in the control of the Company.

Future benefit payments are expected to be:

	Pension Benefit Plan	Post Retirement Benefits
2005	$9,700	$520
2006	9,600	490
2007	9,600	480
2008	9,700	470
2009	9,900	480
2010-2014	52,700	2,440

The weighted-average assumptions used in the actuarial calculations for the Pension Plan and Other Benefit Plans were as follows:

	Successor		Predecessor
	Fiscal 2004	February 5, 2003 to January 3, 2004	January 5, 2003 to February 4, 2003	Fiscal 2002
Discount Rate	5.50%	5.30%	5.30%	5.30%
Expected return on plan assets	7.00%	7.00%	7.00%	9.50%
Average rate of compensation increase	N/A	N/A	N/A	5.00%

The Company's discount rate assumption for both the Pension Plan and Other Benefit Plans was 5.5% for Fiscal 2004 and 5.3% for the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002. The Company considers changes in the interest rate for ten-year United States Treasury Bonds and other long-term low risk bond rates as indicative of its discount rate. The Company's expected rate of return in the table above only applies to Pension Plan assets and reflects the Company's expectation of the long-term rate of return on the Pension Plan's assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.

The Company evaluates its assumptions related to the expected return on plan assets in the fourth quarter of each fiscal year and revises the expected return on plan assets for future valuations as required. In the fourth quarter of Fiscal 2002, the Company revised the expected return on plan assets for future valuations to 7% effective with the Pension Plan's 2003 year. The Company's review in the fourth quarter of Fiscal 2004 did not result in a change in the estimated return assumption for future periods. The rate of compensation increase is not applicable because Pension Plan participants' benefits have been frozen. The Company's Pension Plan and Other Benefit Plans measurement date is December 31st.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Other Benefit Plans is as follows:

	Successor
	January 1, 2005	January 3, 2004
Health care cost trend rate assumed next year	10.5%	11.0%
Rate at which the trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year trend rate reaches the ultimate rate	2015	2015

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$54	$(46)
Effect on health care component of the accumulated post-retirement benefit obligation	$438	$(379)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was passed into law. The Act provides for a subsidy for certain costs related to prescription drug benefits to sponsors of post retirement healthcare plans that provide prescription drug benefits to retirees. FSP No.106-2 defines the accounting treatment for changes in post retirement benefit liabilities and post retirement benefits expense that are necessitated by the provisions of the Act. FSP No.106-2 was effective for the three months ended October 2, 2004. Based upon the provisions of the Company's post retirement benefit plans, the retirees eligible to participate in such plans, the participation rate of such retirees and the contribution rates attributable to the participants in the plans, the Company does not believe that the enactment of the Act was a "Significant Event" to its post retirement benefit plans as defined in paragraph 73 of SFAS No. 106, Employers Accounting for Post Retirement Benefits Other Than Pensions, and as a result, the Act did not have a material effect on the Company's post retirement benefit obligation or expense. The Company may amend its existing post retirement plans so that benefits payable under the plans will qualify for reimbursement under the Act in the future. Such amendments, if any, will be reflected in future valuations of the Company's post retirement benefit obligation and determination of the related post retirement benefits expense.

The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any employee was $4.200, $4.200 and $1.800 for 2004, 2003 and 2002, respectively. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan were $1,458, $918, $83 and $552 for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively.

The Company has statutorily defined retirement obligations in certain foreign countries. The following table summarizes the liability for these statutory obligations as of January 1, 2005 and January 3, 2004.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	January 1, 2005	January 3, 2004
Accrued liabilities	$351	$332
Other long-term liabilities	3,697	3,963
	$4,048	$4,295

The Company contributed to multi-employer defined benefit pension plans on behalf of union employees of two manufacturing facilities and contributes to a multi-employer defined benefit pension plan on behalf of union employees of a warehouse and distribution facility, which amounts are not significant for the periods presented. The Company closed the two manufacturing facilities in Fiscal 2002 and recorded a termination liability of $2,317 related to the multi-employer plans associated with the closed plants during Fiscal 2002. The accrued liability of $2,317 was settled as part of the Company's emergence from bankruptcy on February 4, 2003.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 11—Inventories

	January 1, 2005	January 3, 2004
Finished goods	$259,451	$197,438
Work in process / in transit	45,384	45,043
Raw materials	30,816	37,358
	$335,651	$279,839

Note 12—Property, Plant and Equipment

	January 1, 2005	January 3, 2004
Land and land improvements	$1,260	$1,538
Building, building improvements and leasehold improvements	33,687	31,066
Furniture and fixtures	32,159	21,140
Machinery and equipment	20,114	22,266
Computer hardware and software	64,549	58,752
Construction in progress	8,053	2,171
	$159,822	$136,933
Less: Accumulated depreciation and amortization	(52,885)	(30,400)
Property, plant and equipment, net	$106,937	$106,533

Note 13—Intangible Assets and Goodwill

The following tables set forth intangible assets at January 1, 2005 and January 3, 2004 and the activity in the intangible asset accounts during Fiscal 2004 and the period February 5, 2003 to January 3, 2004:

	January 1, 2005			January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term (Company as licensee)	$104,030	$6,140	$97,890	$104,030	$3,334	$100,696
Licenses for a term (Company as licensor) (a)	5,861	425	5,436	—	—	—
Sales order backlog	11,800	11,800	—	11,800	11,800	—
Other	662	662	—	662	662	—
	122,353	19,027	103,326	116,492	15,796	100,696
Indefinite lived intangible assets:
Trademarks (a)	156,679	—	156,679	125,327	—	125,327
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500
	202,179	—	202,179	170,827	—	170,827
Intangible assets	$324,532	$19,027	$305,505	$287,319	$15,796	$271,523

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Trademarks	Licenses in Perpetuity	Finite lived Intangible Assets	Sales Order Backlog	Favorable Lease	Total
Balance at February 4, 2003	$199,307	$45,500	$104,100	$12,600	$—	$361,507
Adjustments to preliminary fair value (a)	(31,307)	—	—	—	662	(30,645)
Amortization expense	—	—	(3,334)	(11,800)	(662)	(15,796)
Translation adjustments	2,527		(70)	—	—	2,457
Sale of White Stag trademark (b)	(32,000)	—	—	—	—	(32,000)
Reclassification of items to assets held for sale of discontinued operations	(13,200)	—	—	(800)	—	(14,000)
Balance at January 3, 2004	125,327	45,500	100,696	—	—	271,523
Acquisition of Ocean Pacific (c)	30,000		5,861			35,861
Amortization expense	—	—	(3,231)	—	—	(3,231)
Translation adjustments	1,352	—	—	—	—	1,352
Balance at January 1, 2005	$156,679	$45,500	$103,326	$—	$—	$305,505

(a)	During the period February 5, 2003 to January 3, 2004, adjustments to the preliminary fair value of intangible assets resulted in a reduction in the carrying value of the Company's trademarks.

(b)	During the fourth quarter of 2003, the Company sold its White Stag trademark to Wal-Mart Stores, Inc. for $28,700. Pursuant to the sales agreement, the Company received $10,000 in cash in December of 2003 and a note receivable for $18,700. The note, including interest, is payable on or before March 2, 2007. The Company recorded a loss on the sale of the White Stag trademark of $3,829 which has been included in other income (expense) in the consolidated statement of operations for the period February 5, 2003 to January 3, 2004. The current portion of the note receivable of $6,300 is included in other current assets, and the long-term portion of $6,928 is included in notes receivable.

(c)	Following the acquisition of Ocean Pacific on August 19, 2004 (See Note 2), the Company recorded $30,000 related to the fair value of indefinite lived trademarks acquired. In addition, the Company recorded $5,861, representing the fair value of finite lived intangible assets related to license agreements which grant the Company the right to receive royalties for a fixed term. The amortization periods related to these finite lived intangible assets are equal to the estimated duration of each individual license and range from one to 21 years. The weighted average term of these agreements is approximately five years.

The following table summarizes the Company's weighted average amortization period related to each class of finite lived intangible asset:

Weighted Average Amortization Period
Finite lived intangible assets:
Licenses for a term (Company as licensee)	16 – 42 years
Licenses for a term (Company as licensor)	64 months
Sales order backlog (fully amortized)	6 months
Other (fully amortized)	11 months

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following table summarizes the Company's estimated amortization expense for intangible assets for the next five years:

2005	$3,843
2006	3,812
2007	3,747
2008	3,527
2009	3,389

The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2004 and for the period February 5, 2003 to January 3, 2004:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total

Balance at February 4, 2003	$—	$—	$—	$—
Adjustment:
Fixed Assets — fair value (a)	4,220	5,084	2,350	11,654
Trademarks and licenses in perpetuity — fair value (a)	—	31,307	—	31,307
Favorable lease — fair value	—	—	264	264
Deferred income taxes (a)	17,902	(25,799)	7,256	(641)
Pension Plan liabilities — fair value (b)	—	—	5,132	5,132
Other	213	—	—	213
Goodwill balance at January 3, 2004 (c)	22,335	10,592	15,002	47,929
Adjustment:
Acquisition of Ocean Pacific (d)	—	—	17,664	17,664
Acquisition of joint venture (e)	370	—	—	370
Income taxes (f)	(9,525)	(4,516)	(8,251)	(22,292)
Goodwill balance at January 1, 2005	$13,180	$6,076	$24,415	$43,671

(a)	The Company performed a detailed review of the preliminary work of the Asset Appraiser during 2003. During the course of the review, the Company made adjustments and corrections to reduce preliminary appraisals to fair value for intangible assets, property, plant and equipment and other assets and to reflect deferred income tax liability, as appropriate.

(b)	Goodwill was adjusted to reflect final actuarial valuation of the Company's pension plan projected benefit obligation.

(c)	Goodwill at January 3, 2004 reflects adjustments of $47,929 to the preliminary estimates of the fair value of fixed and intangible assets and accrued liabilities and the related deferred income taxes and valuation allowance as a result of changes in the preliminary fair values of fixed assets, trademarks and accrued liabilities and the classification of intangible assets. The reductions in fixed and intangible assets resulted in a corresponding increase in the valuation allowance related to deferred taxes, which increased goodwill.

(d)	Following the acquisition of Ocean Pacific on August 19, 2004 (See Note 2), the Company recorded $17,664 related to goodwill associated with the acquisition. Approximately $1,713 related to the acquired goodwill and other intangible assets is expected to be deductible for income tax

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

purposes over the next four years. Ocean Pacific is included in the Company's Swimwear Group. Any contingent payments ultimately recorded by the Company will be recorded as an increase in the purchase price of Ocean Pacific and as an increase in goodwill.

(e)	Following the acquisition of the remaining shares of the Company's 50% owned joint venture, WAS Logistics, located in Holland, the Company recorded $370 related to its preliminary estimate of goodwill associated with the acquisition. The final valuation of certain deferred tax accounts will not be determined until the Company files its 2004 income tax return.

(f)	Relates primarily to deferred tax adjustments due to basis differences resulting from the filing of the Company's 2003 U.S. corporate income tax return, offset by the decrease in the valuation allowance as a result of the realization of certain deferred tax assets.

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

Note 14—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of January 1, 2005 and January 3, 2004 are summarized below:

	January 1,	January 3,
	2005	2004
Foreign currency translation adjustments	$15,544	$11,556
Unrealized gain on marketable securities, net	17	35
Total accumulated other comprehensive income	$15,561	$11,591

Note 15—Debt

Debt was as follows:

	January 1, 2005	January 3, 2004
8 7/8% Senior Notes due 2013	$210,000	$210,000
Capital lease obligations	799	1,132
	$210,799	$211,132

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Financing Agreements

Senior Notes

On June 12, 2003, Warnaco completed the sale of $210,000 aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Revolving Credit Facility) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Revolving Credit Facility) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at January 1, 2005. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200,942 and accrued interest thereon of $1,987. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7,071. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

    Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an interest rate swap agreement (the "2003 Swap Agreement") with respect to the Senior Notes for a total notional amount of $50,000. The 2003 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (6.8% at January 1, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2003 Swap Agreement as a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of January 1, 2005, the fair value of the 2003 Swap Agreement was a gain of $81. As of January 3, 2004, the fair value of the 2003 Swap Agreement was a loss of $536, recorded as part of long-term debt, which was offset by a corresponding gain on the hedged debt.

On November 5, 2004, the Company entered into a second interest rate swap agreement (the "2004 Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $25,000. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (7.03% at January 1, 2005). The

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2004 Swap Agreement as a fair value hedge of the changes in fair value of $25,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of January 1, 2005, the fair value of the 2004 Swap Agreement was a loss of $310.

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was reduced to 8.16% as of January 1, 2005.

As of January 1, 2005, the net fair value of the swap agreements (a loss of $229) was recorded as part of long-term debt, which was offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the 2003 and 2004 Swap Agreements match the provisions of the hedged debt.

    Revolving Credit Facility as amended

On the Effective Date, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility, as amended, provides for a four-year, non-amortizing revolving credit facility. The Revolving Credit Facility, as amended, includes provisions that allow the Company to increase the maximum available borrowing from $175,000 to $325,000. Borrowings under the Revolving Credit Facility bear interest at Citibank N.A.'s base rate plus 1.25% (6.50% at January 1, 2005) or at LIBOR plus 2.25% (approximately 4.81% at January 1, 2005). The Company enters into contracts to elect the LIBOR option when it expects borrowing to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.25%. Pursuant to the terms of the Revolving Credit Facility, the interest rate the Company will pay on its outstanding loans will decrease by as much as 0.25% in the event the Company achieves certain defined ratios. The Revolving Credit Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and to limit the amount of the Company's capital expenditures. In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and prohibit the Company from incurring material additional indebtedness. As of January 1, 2005, the Company was in compliance with the covenants of the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by Warnaco Group and substantially all of the domestic subsidiaries of Warnaco and the obligations under such guarantee, together with the Company's obligations under the Revolving Credit Facility, are secured by a first priority lien on substantially all of the domestic assets of the Company and its domestic subsidiaries. As of January 1, 2005, the Company had repaid all amounts owing under the Revolving Credit Facility and had approximately $37,324 of cash and cash equivalents available as collateral against outstanding letters of credit of $61,097; cash, primarily in foreign operations of $28,264 and $151,227 of borrowing capacity available under the Revolving Credit Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit.

On November 12, 2003, the Revolving Credit Facility was amended to: (i) modify certain definitions and covenants; (ii) permit certain asset sales; (iii) permit the use of cash balances to fund acquisitions; and (iv) allow the Company to repurchase up to $10,000 of the Company's outstanding Senior Notes.

On August 1, 2004, the Revolving Credit Facility was further amended to increase financial flexibility and reduce commitment fees. Specifically, the Revolving Credit Facility was amended to: (i) reduce the available borrowings from $275,000 to $175,000 on which the Company pays commitment fees (the Company retained the right to increase the amount of borrowing available to a maximum of $325,000, equal to the maximum amount of borrowing available prior to the amendment); (ii) increase the amount of liens the Company can incur to $10,000; (iii) increase the amount of indebtedness the Company can incur to $10,000; (iv) increase the Company's ability to make investments in foreign

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

subsidiaries to $10,000; (v) permit investments in investment grade securities; (vi) allow the Company to pay dividends, repurchase indebtedness and repurchase common stock in an aggregate of $50,000, provided that after such payment or repurchases the Company has $50,000 of "cash on hand" (as defined in the Revolving Credit Facility); and (vii) permit the cash portion of asset sales to be as low as fifty percent of the total sales price (the remainder to be paid by note), provided that there are no borrowings outstanding under the Revolving Credit Facility.

The Company's ability to pay dividends, repurchase indebtedness and repurchase common stock is limited by certain provisions of the indenture governing the Senior Notes.

On August 19, 2004, the Company assumed $1,000 of debt as part of the acquisition of Ocean Pacific. The debt was paid in full simultaneously with the closing of the acquisition.

    Second Lien Notes

In accordance with The Reorganization Plan, on the Effective Date, the Company issued $200,942 Second Lien Notes to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were scheduled to mature on February 4, 2008 subject to, in certain instances, earlier repayment in whole or in part. The Second Lien Notes bore an annual interest rate which was the greater of (i) 9.5% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months); and (ii) LIBOR plus 5.0% plus a margin (initially 0%, and beginning on August 4, 2003, 0.5% would have been added to the margin every six months). The indenture pursuant to which the Second Lien Notes were issued contained certain covenants that, among other things, limited investments and asset sales and prohibited the Company from paying dividends (subject to limited exceptions) and incurring material additional indebtedness. The Second Lien Notes were guaranteed by most of the Company's domestic subsidiaries and the obligations under such guarantee, together with the Company's obligations under the Second Lien Notes, were secured by a second priority lien on substantially the same assets which secured the Revolving Credit Facility. On June 12, 2003, the Company repaid all outstanding principal and accrued interest on the Second Lien Notes of $202,929 with the proceeds from the Company's offering of the Senior Notes.

    GECC Settlement

On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation ("GECC"). The leases had original terms from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's claims under the leases totaled approximately $51,152. Under the terms of the settlement agreement GECC received $15,200, all of which had been repaid as of January 3, 2004. The remaining amount of the GECC claim of approximately $35,952 was included in liabilities subject to compromise at of January 4, 2003. The Company recorded approximately $22,898 as reorganization items in 2002 related to the GECC leases. Lease expenses related to the GECC leases were $0, $0, $0, and $8,228 for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002, respectively.

The assets acquired pursuant to the terms of the settlement agreement were recorded at their estimated fair value, which was estimated to be equal to the present value of payments due to GECC under the terms of the settlement agreement. Such assets are being depreciated using the straight-line method over their estimated remaining useful lives of two to four years.

    Debtor-In-Possession Financing

On June 11, 2001, the Company entered into a Debtor-In-Possession Financing Agreement ("DIP") with a group of banks, which was approved by the Bankruptcy Court in an interim amount of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

$375,000. On July 9, 2001, the Bankruptcy Court approved an increase in the amount of borrowing available to the Company to $600,000. The DIP was subsequently amended on August 27, 2001, December 27, 2001, February 5, 2002 and May 15, 2002. In addition, certain extensions were granted under the DIP on April 12, 2002, June 19, 2002, July 18, 2002, August 22, 2002 and September 30, 2002 (the DIP, subsequent to such extensions and amendments, is referred to as the "Amended DIP"). The amendments and extensions, among other things, amended certain definitions and covenants, permitted the sale of certain of the Company's assets and businesses, extended deadlines with respect to certain asset sales and filing requirements with respect to a Reorganization Plan and reduced the size of the facility to reflect the Debtor's revised business plan. On October 8, 2002, the Company voluntarily reduced the amount of borrowing available to the Company under the Amended DIP to $275,000. Borrowing under the Amended DIP bore interest at either LIBOR plus 2.75% or at the Citibank N.A. Base Rate plus 1.75%.

All outstanding borrowings under the Amended DIP were repaid as of January 4, 2003. The weighted average interest rate was 6.5% for Fiscal 2002. The Amended DIP was secured by substantially all of the domestic assets of the Company. The Amended DIP terminated on the Effective Date and was replaced by the Revolving Credit Facility.

    Pre-Petition Debt

The Company was in default of substantially all of its U.S. pre-petition credit agreements as of January 4, 2003. All pre-petition debt of the Debtors was classified as liabilities subject to compromise in the consolidated balance sheet at January 4, 2003. In addition, the Company stopped accruing interest on all domestic pre-petition credit facilities and outstanding balances on the Petition Date. The Company continued to accrue interest on certain foreign credit agreements that were subject to standstill and inter-creditor agreements. Such interest of approximately $14,844 was paid pursuant to the Reorganization Plan on February 4, 2003. Such interest was included in liabilities subject to compromise at January 4, 2003.

Note 16—Stockholders' Equity

Successor Company

    Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at either January 1, 2005 or January 3, 2004.

    Common Stock

The Company has authorized an aggregate of 112,500,000 shares of Common Stock, of which 44,999,973 shares were issued pursuant to the terms of the Reorganization Plan. A further 8,807 shares and 25,210 shares were issued to the Company's directors during Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively, as partial compensation for serving as members on the Board of Directors of the Company. The total number of shares of New Common Stock issued and outstanding at January 1, 2005 and January 3, 2004 was 45,655,515 and 45,188,683, respectively.

    2003 Stock Incentive Plan

The Board of Directors and Compensation Committee thereof are responsible for administration of the Company's stock incentive plan and determined, subject to the provisions of the plans, the

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vested or became exercisable. The Company has reserved 5,000,000 shares of New Common Stock for stock-based compensation awards. The Company granted, net of cancellations, 196,275 and 654,750 shares of restricted stock during Fiscal 2004 and for the period February 5, 2003 to January 3, 2004, respectively. Substantially all the grants of restricted stock in Fiscal 2004 vest annually with respect to 1/3 of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on each date. The fair market value of the New Common Stock on the date of the grants during Fiscal 2004 ranged from $16.30 to $20.91 per share. Substantially all the grants of restricted stock for the period February 5, 2003 to January 3, 2004 vest, with respect to 25% of the shares, six months after the grant date and, with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. The fair market value of the New Common Stock on the date of the grants for the period February 5, 2003 to January 3, 2004 ranged from $9.55 to $16.95 per share which represented the fair market value at the date of grant.

A summary of option stock awards outstanding under the stock incentive plan is as follows:

	Fiscal 2004		For the period February 5, 2003 to January 3, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,602,000	$10.85	—
Granted	1,588,000 (a)	18.35	2,906,000 (b)	$10.80
Exercised	(377,500)	10.56	(17,000)	10.45
Cancelled	(348,000)	12.23	(287,000)	10.43
Outstanding at end of period	3,464,500	14.28	2,602,000	10.85
Options exercisable at end of period	864,250	$10.63	637,000	$10.25

(a)	Substantially all options granted during Fiscal 2004 vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on each date. Exercise prices ranged from $16.30 to $20.91 per share, which represented the fair market value of the New Common Stock at the date of grant. The options have a 10 year term.

(b)	Substantially all options granted during the period February 5, 2003 to January 3, 2004 vest, with respect to 25% of the shares, six months after the grant date, and with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. The options have a 10 year term.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Summary information related to options outstanding at January 1, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at January 1, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at January 1, 2005	Weighted Average Exercise Price
$9.55 - $11.82	$1,716,000	8.2	$10.14	796,000	$10.11
$11.83 - $14.09	5,000	8.4	12.75	3,000	12.89
$14.10 - $16.37	20,000	8.7	15.60	4,000	15.43
$16.38 - $18.64	1,195,100	9.1	17.60	57,500	16.80
$18.65 - $20.91	528,400	9.6	20.18	3,750	20.91
	$3,464,500	8.73	$14.28	$864,250	$10.63

The following represents the reconciliation of the number of shares of New Common Stock and treasury stock issued and outstanding as of January 1, 2005:

January 1, 2005
Common Stock:
Balance at January 3, 2004	45,188,683
Shares issued to directors	8,807
Shares issued upon exercise of stock options, net of cancellations	313,400
Shares issued under restricted stock grants, net of cancellations	144,625
Balance at January 1, 2005	45,655,515

Treasury Stock:
Balance at January 3, 2004	22,766
Purchases of Common Stock (a)	50,158
Shares issued under restricted stock grants, net of cancellations	(8,186)
Shares issued upon exercise of stock options, net of cancellations	(64,100)
Balance at January 1, 2005	638

(a)	Purchases of Common Stock represent shares surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.

On the Effective Date, pursuant to the Reorganization Plan and a rights agreement (the "New Rights Agreement"), the Company distributed one Right (a "Right") for each outstanding share of New Common Stock to stockholders of record at the Effective Date and authorized the issuance of one Right for each share of New Common Stock issued thereafter and prior to the Distribution Date (as defined in the New Rights Agreement). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series A Preferred Stock, par value $0.01 per share, at a purchase price of $45.00 per Unit, subject to adjustment. Subject to the terms and conditions of the New Rights Agreement, if not earlier redeemed upon the approval of the holders of 55% of the New Common Stock, the Rights only become exercisable upon the occurrence of certain events as set forth in the New Rights Agreement.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 17—Income (Loss) per Common Share

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Numerator for basic and diluted income (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$46,875	$18,230	$2,359,038	$(153,984)

Basic:
Weighted average number of shares outstanding used in computing income (loss) per common share	45,418,069	45,060,724	52,989,965	52,989,965
Income (loss) per common share from continuing operations	$1.03	$0.40	$44.52	$(2.91)

Diluted:
Weighted average number of shares outstanding	45,418,069	45,060,724	52,989,965	52,989,965
Effect of dilutive securities:
Employee stock options	544,972	219,318	—	—
Unvested employees' restricted stock	215,494	182,518	—	—
Weighted average number of shares and share equivalents outstanding	46,178,535	45,462,560	52,989,965	52,989,965
Income (loss) per common share from continuing operations	$1.02	$0.40	$44.52	$(2.91)

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations. The effect of dilutive securities on the diluted income (loss) per share from continuing operations for Fiscal 2004 and the period February 5, 2003 to January 3, 2004, under the treasury method, included options to purchase 2,975,700 and 2,356,000 shares of New Common Stock and 534,525 and 491,250 shares of unvested restricted stock, respectively. The effect of dilutive securities was not included in the computation of diluted income (loss) per share from continuing operations for the period January 5, 2003 to February 4, 2003 or Fiscal 2002 because the effect would have been anti-dilutive. Dilutive securities for Fiscal 2002 included options to purchase 3,692,363 shares of Old Common Stock, unvested restricted stock of 5,200 shares, 5,200,000 shares issuable pursuant to the Equity Agreements and incremental shares issuable on the assumed conversion of the certain Predecessor preferred securities of 1,653,177.

At January 1, 2005 and January 3, 2004 there were 3,464,500 and 2,356,000 outstanding in-the-money options, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 18—Lease and Other Commitments

The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2016. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of January 1, 2005:

	Rental payments
Year	Real Estate	Equipment
2005	$19,342	3,212
2006	15,394	3,066
2007	13,180	2,228
2008	12,012	1,869
2009	11,394	890
2010 and thereafter	56,578	4,261

Rent expense included in the consolidated statements of operations for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002 was $23,512, $25,159, $1,760 and $38,401, respectively.

The Company has license agreements with the following minimum guaranteed royalty payments as of January 1, 2005:

Year	Minimum Royalty (a)
2005	$29,981
2006	31,696
2007	36,862
2008	34,893
2009	34,978
2010 and thereafter	459,982

(a)	Includes all minimum royalty obligations. Some of the Company's license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company's license agreements also require the Company to pay a specified percentage of net revenue (ranging from 2-3%) to the licensor for advertising and promotion of the licensed products.

Although the specific terms of each of the Company's license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee.

The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $3,474, $2,833 and $1,535 in Fiscal 2005, 2006 and 2007, respectively.

Pursuant to agreements entered into, the Company is contractually obligated to purchase finished goods and production services totalling approximately $12,600 and $4,000 in Fiscal 2005 and Fiscal 2006, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Company has entered a software development contract for the installation of an enterprise wide information processing solution. The contract requires the Company to pay certain license fees and consulting fees to the software supplier. The Company has the right to cancel the development effort with thirty days written notice. Total amounts due under the license and development contracts are $6,812 and $904 in Fiscal 2005 and 2006, respectively.

Note 19—Financial Instruments

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

Senior Notes:    The Senior Notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The fair value of the Senior Notes is based upon quoted market prices for the Senior Notes.

Interest Rate Swaps:    The fair value of the outstanding interest rate swaps is based upon the cost to terminate the contracts.

Letters of Credit:    Letters of credit collateralize the Company's obligations to third parties and have terms ranging from 30 days to one year. The face amounts of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

The carrying amounts and fair value of the Company's financial instruments are as follows:

	January 1, 2005		January 3, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable	$219,805	$219,805	$209,491	$209,491
Note receivable	13,993	13,993	18,700	18,700
Accounts payable	122,418	122,418	96,074	96,074
Senior Notes	209,771	231,000	209,464	216,300
Interest rate swaps (loss)	(229)	(229)	(536)	(536)
Letters of credit	—	61,097	—	66,186

Foreign Currency-Risk Management:    The Company's international operations are subject to certain risks, including currency fluctuations and government actions. The Company closely monitors its operations in each country so that it can respond to changing economic and political environments and to fluctuations in foreign currencies. The Company did not have any foreign currency hedge contracts outstanding at January 1, 2005 or January 3, 2004.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 20—Cash Flow Information

The following table sets forth supplemental cash flow information for Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003 and Fiscal 2002:

	Successor		Predecessor
	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
Cash paid during the year for:
Interest, net of interest income received	$19,287	$18,257	$14,844	$6,228
Income taxes, net of refunds received	(2,746)	13,282	273	(7,519)
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	2,216	1,382	—	—
Note receivable on asset sales	—	18,700
Debt issued for purchase of fixed assets		—	—	9,071

Note 21—Legal Matters

SEC Investigation:    As previously disclosed, the Company reached a settlement with the SEC on the proposed allegations related to matters that had been under investigation. Pursuant to the settlement, on May 11, 2004, the SEC issued an administrative order requiring that the Company cease and desist from committing or causing any violations and future violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The cease-and-desist order, in which the Company neither admits nor denies the findings, was pursuant to the Company's offer of settlement. The Company paid no fine under the SEC settlement. As part of the settlement, the Company agreed to certain undertakings, including retention of an independent consultant to perform a review of the Company's internal controls and policies relating to its inventory systems, internal audit, financial reporting and other accounting functions. On October 29, 2004, the independent consultant delivered its report to the Special Committee of the Board of Directors, which report was thereafter delivered to the SEC. In January 2005, the Board, upon recommendation of the Special Committee, adopted the recommendations contained in the report. In addition, pursuant to the settlement, the Company agreed that for a period of two years its Chief Administrative Officer (who previously served as General Counsel) shall not sign any documents to be filed with the SEC by or on behalf of the Company and shall not participate in or be responsible for the preparation or review of such filings except under limited circumstances. The Company also agreed that for a period of two years its General Counsel shall continue to report directly to the Audit Committee of the Board of Directors on any matters relating to the Company's financial reporting obligations. The Company does not expect the settlement with the SEC to have a material effect on its financial condition, results of operations or business.

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

Note 22—Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of January 1, 2005 and January 3, 2004 (as restated) and for Fiscal 2004, the period February 5, 2003 to January 3, 2004 (as restated), the period January 5, 2003 to February 4, 2003 and Fiscal 2002 for (i) The Warnaco Group, Inc., (ii) Warnaco Inc., (iii) the subsidiaries that guarantee the Seniors Notes (the "Guarantor Subsidiaries"), (iv) the subsidiaries other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.'s domestic subsidiaries. See Note 15.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	January 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,155	$122	$21,311	$—	$65,588
Accounts receivable, net	—	—	160,030	59,775	—	219,805
Inventories	—	93,284	153,462	88,905	—	335,651
Prepaid expenses and other current assets	—	19,252	9,961	16,198	—	45,411
Assets of discontinued operations	—	—	39	2,579	—	2,618
Total current assets	—	156,691	323,614	188,768	—	669,073
Property, plant and equipment, net	—	30,323	54,373	22,241	—	106,937
Investment in subsidiaries	812,144	551,616	—	—	(1,363,760)	—
Other assets	—	47,830	312,255	17,809	—	377,894
Total assets	$812,144	$786,460	$690,242	$228,818	$(1,363,760)	$1,153,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$480	$970	$—	$1,450
Accounts payable, accrued liabilities and accrued taxes	—	106,235	49,944	77,219	—	233,398
Total current liabilities	—	106,235	50,424	78,189	—	234,848
Intercompany accounts	235,195	(270,597)	113,943	(78,541)	—	—
Long-term debt	—	210,000	—	799	—	210,799
Other long-term liabilities	—	109,118	10,891	11,299	—	131,308
Stockholders' equity	576,949	631,704	514,984	217,072	(1,363,760)	576,949
Total liabilities and stockholders' equity	$812,144	$786,460	$690,242	$228,818	$(1,363,760)	$1,153,904

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$33,872	$501	$19,084	$—	$53,457
Accounts receivable, net	—	—	159,309	50,182	—	209,491
Inventories	—	75,054	138,264	66,521	—	279,839
Prepaid expenses and other current assets	—	15,844	9,140	34,462	—	59,446
Assets of discontinued operations	—	—	20,792	6,333	—	27,125
Total current assets	—	124,770	328,006	176,582	—	629,358
Property, plant and equipment, net	—	73,329	12,068	21,136	—	106,533
Investment in subsidiaries	765,656	553,537	—	—	(1,319,193)	—
Other assets	—	192,554	145,619	16,946	—	355,119
Total assets	$765,656	$944,190	$485,693	$214,664	$(1,319,193)	$1,091,010
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$3,487	$3,953	$—	$7,440
Accounts payable, accrued liabilities and accrued taxes	—	112,552	42,592	72,492	—	227,636
Total current liabilities	—	112,552	46,079	76,445	—	235,076
Intercompany accounts	245,044	(165,694)	(22,980)	(56,370)	—	—
Long-term debt	—	210,000	—	1,132	—	211,132
Other long-term liabilities	—	118,137	31	6,022	—	124,190
Stockholders' equity	520,612	669,195	462,563	187,435	(1,319,193)	520,612
Total liabilities and stockholders' equity	$765,656	$944,190	$485,693	$214,664	$(1,319,193)	$1,091,010

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$437,249	$596,835	$390,097	$—	$1,424,181
Cost of goods sold	—	334,057	400,950	216,191	—	951,198
Gross profit	—	103,192	195,885	173,906	—	472,983
Selling, general and administrative expenses	—	139,706	124,025	114,137	—	377,868
Pension income	—	(6,150)	—	—	—	(6,150)
Restructuring items	—	4,387	109	634	—	5,130
Operating income (loss)	—	(34,751)	71,751	59,135	—	96,135
Equity in income of subsidiaries	(42,517)	—	—	—	42,517	—
Intercompany	—	6,824	(18,032)	11,208	—	—
Other (income) loss	—	(19,243)	18,961	(1,915)	—	(2,197)
Interest (income) expense, net	—	43,895	(25,037)	963	—	19,821
Income (loss) from continuing operations before provision for income taxes	42,517	(66,227)	95,859	48,879	(42,517)	78,511
Provision (benefit) for income taxes	—	(26,686)	38,626	19,696	—	31,636
Income (loss) from continuing operations	42,517	(39,541)	57,233	29,183	(42,517)	46,875
Income (loss) from discontinued operations, net of income taxes	—	—	(4,812)	454	—	(4,358)
Net income (loss)	$42,517	$(39,541)	$52,421	$29,637	$(42,517)	$42,517

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	For the Period February 5, 2003 to January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$397,490	$548,996	$317,815	$—	$1,264,301
Cost of goods sold	—	292,208	393,098	186,864	—	872,170
Gross profit	—	105,282	155,898	130,951	—	392,131
Selling, general and administrative expenses	—	135,156	105,698	78,726	—	319,580
Pension income	—	(6,488)	—	—	—	(6,488)
Amortization of sales order backlog	—	3,300	8,500	—	—	11,800
Restructuring items	—	10,311	4,160	4,630	—	19,101
Operating income (loss)	—	(36,997)	37,540	47,595	—	48,138
Equity in income of subsidiaries	163	—	—	—	(163)	—
Intercompany	—	7,439	(12,887)	5,448	—	—
Other (income) expense, net	—	(10,754)	9,581	(1,644)	—	(2,817)
Interest (income) expense, net	—	34,518	(15,881)	2,004	—	20,641
Income (loss) from continuing operations before provision (benefit) for income taxes	(163)	(68,200)	56,727	41,787	163	30,314
Provision for income taxes	—	2,467	632	8,985	—	12,084
Income (loss) from continuing operations	(163)	(70,667)	56,095	32,802	163	18,230
Loss from discontinued operations, net of income taxes	—	—	(8,809)	(9,584)	—	(18,393)
Net income (loss)	$(163)	$(70,667)	$47,286	$23,218	$163	$(163)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2002
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$519,022	$578,955	$310,265	$—	$1,408,242
Cost of goods sold	—	382,049	433,942	186,825	—	1,002,816
Gross profit	—	136,973	145,013	123,440	—	405,426
Selling, general and administrative expenses	—	160,920	102,938	106,100	—	369,958
Pension expense	—	5,399	—	—	—	5,399
Reorganization items	—	100,437	2,735	11,323	—	114,495
Operating income (loss)	—	(129,783)	39,340	6,017	—	(84,426)
Equity in loss of subsidiaries	964,863	—	—	—	(964,863)	—
Other income, net	—	(62)	—	—	—	(62)
Interest (income) expense, net	—	22,048	(73)	(2,003)	—	19,972
Income (loss) from continuing operations before provision for income taxes	(964,863)	(151,769)	39,413	8,020	964,863	(104,336)
Provision (benefit) for income taxes	—	(588)	38,739	11,497	—	49,648
Income from continuing operations	(964,863)	(151,181)	674	(3,477)	964,863	(153,984)
Loss from discontinued operations, net of income taxes	—	—	(1,524)	(7,733)	—	(9,257)
Cumulative effect of change in accounting principle, net of income taxes	—	(84,532)	(651,663)	(65,427)	—	(801,622)
Net loss	$(964,863)	$(235,713)	$(652,513)	$(76,637)	$964,863	$(964,863)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2,967)	$22,712	$34,059	$1,012	$—	$54,816
Net cash provided by (used in) operating activities from discontinued operations	—	—	(5,179)	682	—	(4,497)
Net cash provided by (used in) operating activities	(2,967)	22,712	28,880	1,694	—	50,319
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	8,624	15,179	243	—	24,046
Purchase of property, plant and equipment	—	(20,056)	(2,941)	(6,647)	—	(29,644)
Business acquisitions	—	—	(40,497)	(288)		(40,785)
Net cash used in investing activities from continuing operations	—	(11,432)	(28,259)	(6,692)	—	(46,383)
Net cash provided by investing activities from discontinued operations	—	—	—	1,137	—	1,137
Net cash used in investing activities	—	(11,432)	(28,259)	(5,555)	—	(45,246)
Cash flows from financing activities:
Payment of deferred financing costs	—	(997)	—	—	—	(997)
Proceeds from issuance of stock, net	2,967	—	—	—	—	2,967
Repayments under other debt agreements	—	—	(1,000)	(333)	—	(1,333)
Net cash provided by (used in) financing activities	2,967	(997)	(1,000)	(333)	—	637
Translation adjustments	—	—	—	6,421	—	6,421
Increase (decrease) in cash and cash equivalents	—	10,283	(379)	2,227	—	12,131
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$44,155	$122	$21,311	$—	$65,588

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	For the Period February 5, 2003 to January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by operating activities from continuing operations	$302	$82,249	$5,214	$769	$—	$88,534
Net cash used in operating activities from discontinued operations	—	—	(713)	(4,233)	—	(4,946)
Net cash provided by (used in) operating activities	302	82,249	4,501	(3,464)	—	83,588
Cash flows from investing activities:
Disposal of fixed and other assets	—	10,687	—	—	—	10,687
Purchase of property, plant and equipment	—	(21,248)	(3,878)	(3,584)	—	(28,710)
Net cash used in investing activities from continuing operations	—	(10,561)	(3,878)	(3,584)	—	(18,023)
Net cash used in investing activities from discontinued operations	—	—	(461)	(23)	—	(484)
Net cash used in investing activities	—	(10,561)	(4,339)	(3,607)	—	(18,507)
Cash flows from financing activities:
Repayments under revolving credit facility	—	(39,200)	—	—	—	(39,200)
Issuance of Senior Notes	—	210,000	—	—	—	210,000
Repayment of Second Lien Notes	—	(200,942)	—	—	—	(200,942)
Repayment under term loan and other debt agreements	—	(5,050)	—	(128)	—	(5,178)
Other	(302)	(9,233)	—	—	—	(9,535)
Net cash used in financing activities	(302)	(44,425)	—	(128)	—	(44,855)
Translation adjustments	—	—	—	12,525	—	12,525
Increase in cash and cash equivalents	—	27,263	162	5,326	—	32,751
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	6,610	339	13,757	—	20,706
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$33,873	$501	$19,083	$—	$53,457

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$—	$(126,583)	$(1,209)	$103,521	$—	$(24,271)
Net cash provided by (used in) operating activities from discontinued operations	—	—	1,469	(2,124)		(655)
Net cash provided by (used in) operating activities	—	(126,583)	260	101,397	—	(24,926)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from continuing operations	—	(468)	(159)	(16)	—	(643)
Net cash used in investing activities from discontinued operations	—	—	(102)	—	—	(102)
Net cash used in investing activities	—	(468)	(261)	(16)	—	(745)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	39,200	—	—	—	39,200
Repayments under term loan and other debt agreements	—	785	—	(1,500)	—	(715)
Repayments of prepetition debt	—	—	—	(106,112)	—	(106,112)
Net cash provided by (used in) financing activities	—	39,985	—	(107,612)	—	(67,627)
Translation adjustments	—	—	—	(21)	—	(21)
Decrease in cash and cash equivalents	—	(87,066)	(1)	(6,252)	—	(93,319)
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	93,676	340	20,009	—	114,025
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$6,610	$339	$13,757	$—	$20,706

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2002
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$—	$250,446	$(8,227)	$(19,838)	$—	$222,381
Net cash provided by (used in) operating activities from discontinued operations	—	—	10,592	(6,725)	—	3,867
Net cash provided by (used in) operating activities	—	250,446	2,365	(26,563)	—	226,248
Cash flows from investing activities:
Disposal of assets and collection of notes receivable	—	6,814	—	—	—	6,814
Purchase of property, plant and equipment	—	(4,001)	(2,920)	(4,051)	—	(10,972)
Proceeds from sale of business units net of cash balances	—	—	150	20,459	—	20,609
Net cash provided by (used in) investing activities from continuing operations	—	2,813	(2,770)	16,408	—	16,451
Net cash provided by (used in) investing activities from discontinued operations	—	—	(252)	(14)	—	(266)
Net cash provided by (used in) investing activities	—	2,813	(3,022)	16,394	—	16,185
Cash flows from financing activities:
Repayments of Amended DIP Facilities	—	(155,915)	—	—	—	(155,915)
Repayment under term loan and other debt agreements	—	(20,311)	(47)	—	—	(20,358)
Net cash provided by (used in) financing activities from continuing operations	—	(176,226)	(47)	—	—	(176,273)
Net cash provided by (used in) financing activities from discontinued operations	—	—	—	(556)	—	(556)
Net cash provided by (used in) financing activities	—	(176,226)	(47)	(556)	—	(176,829)
Translation adjustments	—	—	—	8,863	—	8,863
Increase (decrease) in cash and cash equivalents	—	77,033	(704)	(1,862)	—	74,467
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	16,652	1,042	21,864	—	39,558
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$93,685	$338	$20,002	$—	$114,025

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 23—Restatement

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter regarding accounting for (i) the amortization of leasehold improvements by a lessee in an operating lease with lease renewals, (ii) the pattern of recognition of rent expense when the lease term contains a period where there are free or reduced rents and (iii) incentives related to leasehold improvements provided by a lessor to a lessee in an operating lease. In light of the SEC's recent statement regarding existing generally accepted accounting principles for lease accounting as set forth in such letter and in the course of finalizing its 2004 financial statements, the Company reviewed its accounting for operating leases. The Company determined that its method of accounting for rent that was deferred during the pre-occupancy renovation period (see clause (ii) of the prior sentence) and its netting of cash received from the landlord against the cost of leasehold improvements (see clause (iii) of the prior sentence), in both instances as it related to the lease for the Company's New York headquarters (which commenced in May 2003) did not conform to GAAP. As a result, the Company restated its consolidated balance sheet at January 3, 2004 and its consolidated statements of operations and cash flows for the period February 5, 2003 to January 3, 2004.

As a result of the restatement, the Company has recognized rent expense on a straight line basis from the commencement date of the lease (including the renovation period), recorded leasehold improvements at the gross amount paid and recorded deferred rent equal to the amount of cash reimbursement received from the landlord. The deferred rent is being amortized as a reduction in rent expense over the lease term on a straight-line basis.

The Company recorded the adjustments related to the current year, which were nominal, in the fourth quarter of Fiscal 2004 to correct its lease accounting. The effect of the adjustments on the first, second and third quarters of Fiscal 2004 were nominal and, as a result, the Company did not restate its financial statements for any quarterly period of Fiscal 2004. The resulting adjustments did not affect the historical timing of payments under the lease or historical net cash flows.

A summary of the significant effects of the restatement on the consolidated balance sheet at January 3, 2004 is presented below:

	Balance Sheet at January 3, 2004
	As Previously Reported	(As Restated)
Prepaid expenses and other current assets (a)	51,074	48,574
Total current assets (a)	631,858	629,358
Property plant and equipment, net	96,865	106,533
Total assets (a)	1,083,842	1,091,010
Other long-term liabilities (b)	5,439	14,656
Retained earnings	1,886	(163)
Total stockholders' equity	522,661	520,612
Total liabilities and stockholders' equity (a)	1,083,842	1,091,010

(a)	The previously reported amounts reflect certain reclassifications to conform to the current period presentation. See Note 1.

(b)	Reflects the reclassification of retirement obligations to conform to the current period presentation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A summary of the significant effects of the restatement on the Company's consolidated statement of operations for the period February 5, 2003 to January 3, 2004 is presented below:

	For the Period February 5, 2003 to January 3, 2004
	As Previously Reported	As Restated
Selling, general and administrative expenses(a)	$327,248	$319,580
Operating income	50,187	48,138
Income from continuing operations before provision for income taxes	32,363	30,314
Net income (loss)	$1,886	$(163)
Basic and diluted income (loss) per common share:
Income from continuing operations	$0.45	$0.40
Net income (loss)	$0.04	$(0.01)

(a)	The previously reported amounts reflect certain reclassifications to conform to the current period presentation. See Note 1.

The effect of the restatement on the Company's consolidated statement of cash flows for the period February 5, 2003 to January 3, 2004 is summarized below:

	For the Period February 5, 2003 to January 3, 2004
	As Previously Reported	As Restated
Net cash provided by operating activities from continuing operations	85,348	88,534
Net cash provided by operating activities	80,402	83,588
Net cash (used in) investing activities from continuing operations	(14,837)	(18,023)
Net cash (used in) investing activities	(15,321)	(18,507)

Note 24—Quarterly Results of Operations (Unaudited)

The following table contains selected financial data for each quarter of Fiscal 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2004. The operating results for any period are not necessarily indicative of results for any future periods.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Successor
	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net revenues	$393,253	$332,077	$324,434	$374,417
Gross profit	141,497	103,432	102,673	125,381
Income from continuing operations	23,702	4,430	1,866	16,877
Income (loss) from discontinued operations, net of taxes	(3,478)	12	(262)	(630)
Net income	20,224	4,442	1,604	16,247

Basic income per common share:
Income from continuing operations	$0.52	$0.10	$0.04	$0.37
Loss from discontinued operations	(0.07)	—	(0.01)	(0.01)
Net income	$0.45	$0.10	$0.03	$0.36

Diluted income per common share:
Income from continuing operations	$0.51	$0.10	$0.04	$0.36
Loss from discontinued operations	(0.07)	—	(0.01)	(0.01)
Net income	$0.44	$0.10	$0.03	$0.35

(a)	During the fourth quarter of Fiscal 2004, the Company recorded a cumulative adjustment, which was nominal related to the restatement matter discussed in Note 23.

The Company restated its operating results for the second, third and fourth quarters of Fiscal 2003 to reflect an increase in rent and depreciation expenses associated with the correction of its accounting for its New York headquarters lease.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The period and quarterly results are as follows:

	Predecessor	Successor
	For the period January 5, 2003 to February 4, 2003	For the period February 5, 2003 to April 5, 2003	Three Months Ended July 5, 2003(a)	Three Months Ended October 4, 2003(a)(b)	Three Months Ended January 3, 2004(a)
Net revenues	$110,120	$313,349	$319,318	$293,671	$337,963
Gross profit	42,837	111,203	90,327	86,623	103,978
Income (loss) from continuing operations	2,359,038	22,375	(8,041)	(6,257)	10,153
Loss from discontinued operations, net of taxes	(501)	(114)	(1,297)	(2,172)	(14,810)
Net income (loss)	2,358,537	22,261	(9,338)	(8,429)	(4,657)
Basic income (loss) per common share:
Income (loss) from continuing operations	$44.52	$0.50	$(0.18)	$(0.14)	$0.22
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.05)	(0.33)
Net income (loss)	$44.51	$0.49	$(0.21)	$(0.19)	$(0.11)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$44.52	$0.49	$(0.18)	$(0.14)	$0.22
Loss from discontinued operations	(0.01)	—	(0.03)	(0.05)	(0.32)
Net income (loss)	$44.51	$0.49	$(0.21)	$(0.19)	$(0.10)

(a)	Amounts presented give effect to the restatement disclosed in Note 23. For additional detail on the restatement, see the following table.

(b)	Reflects certain reclassifications to conform to the current period presentation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following table summarizes the significant effects of the restatement on the quarterly information related to the period February 5, 2003 to January 3, 2004.

	Successor
	Three Months Ended July 5, 2003	Three Months Ended July 5, 2003	Three Months Ended October 4, 2003	Three Months Ended October 4, 2003	Three Months Ended January 3, 2004	Three Months Ended January 3, 2004
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Selling, general and administrative expenses (a)	$88,433	$88,932	$80,621	$81,628	$86,967	$84,464
Operating income (loss) (a)	(10,032)	(10,531)	(1,402)	(2,409)	18,707	18,166
Income (loss) from continuing operations before provision for income taxes	(14,126)	(14,625)	(6,394)	(7,401)	14,327	13,785
Provision (benefit) for income taxes	(6,393)	(6,584)	(1,335)	(1,144)	3,632	3,632
Income (loss) from continuing operations	(7,733)	(8,041)	(5,059)	(6,257)	10,695	10,153
Net loss	$(9,030)	$(9,338)	$(7,231)	$(8,429)	$(4,115)	$(4,657)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$(0.18)	$(0.11)	$(0.14)	$0.24	$0.22
Net loss	$(0.20)	$(0.21)	$(0.16)	$(0.19)	$(0.09)	$(0.11)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.17)	$(0.18)	$(0.11)	$(0.14)	$0.23	$0.22
Net income loss	$(0.20)	$(0.21)	$(0.16)	$(0.19)	$(0.09)	$(0.10)

(a)	Reflects certain reclassifications to conform to the current period presentation, including the effect of discontinued operations. See Notes 1 and 4.

SCHEDULE II

THE WARNACO GROUP, INC.

VALUATION & QUALIFYING ACCOUNTS & RESERVES(5)
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charges to Cost and Expenses (1)		Other Additions / Reclassification		Deductions (2)	Balance at End of Period
Fiscal 2002
Receivable allowances	$112,918	$188,771	(3)	$—		$(214,177)	$87,512
Period January 5, 2003 to February 4, 2003
Receivable allowances	$87,512	$8,806	(3)	$—		$(96,318) (5)	$—
Period February 5, 2003 to January 3, 2004
Receivable allowances	$—	$148,677	(3)	$(6,375)	(4)	$(84,866)	$57,436
Fiscal 2004
Receivable allowances	$57,436	$151,564		$—		$(154,057)	$54,943

(1)	Includes bad debts, cash discounts, allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)	Amounts include reserve balances for discontinued operations.

(4)	Reclassification of reserve amounts for discontinued operations, which assets were classified as current assets of discontinued operations as of January 3, 2004.

(5)	Reflects elimination of reserves upon the adoption of fresh start accounting and the resulting valuation of accounts receivable at fair value.

A-1