Form 10-Q
period 2005-04-02
WARNACO GROUP INC /DE/
filed 2005-05-10
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005
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

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of May 2, 2005 is as follows: 46,238,960.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 2, 2005	January 1, 2005	April 3, 2004
			(As Restated) (See Note 18)
ASSETS
Current assets:
Cash and cash equivalents	$45,865	$65,588	$68,963
Accounts receivable, less reserves of $51,609, $54,943 and $53,911 as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively	283,305	219,805	271,883
Inventories	324,529	335,651	241,228
Assets of discontinued operations	1,706	2,618	6,288
Prepaid expenses and other current assets (including deferred income taxes of $775, $727 and $9,011 as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively)	55,398	45,411	57,659
Total current assets	710,803	669,073	646,021
Property, plant and equipment, net	105,799	106,937	101,418
Other assets:
Licenses, trademarks and other intangible assets, net	303,537	305,505	270,180
Goodwill	42,458	43,671	40,777
Other assets (including deferred income taxes of $5,508, $5,568 and $1,516 as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively)	24,841	28,718	35,604
Total other assets	370,836	377,894	346,561
Total assets	$1,187,438	$1,153,904	$1,094,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$114,640	$122,418	$89,980
Accrued liabilities	88,889	88,644	106,320
Accrued income taxes payable (including deferred income taxes of $1,762 and $1,746 as of April 2, 2005 and January 1, 2005, respectively)	31,957	22,336	25,001
Liabilities of discontinued operations	—	1,450	5,000
Total current liabilities	235,486	234,848	226,301
Long-term debt	210,686	210,799	211,772
Other long-term liabilities (including deferred income taxes of $73,952, $67,744 and $58,553 as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively)	136,740	131,308	120,245
Commitments and contingencies (See Notes 3, 4, 6, 7, 12, 16, 17 and 19)
Stockholders' equity:
Preferred stock (See Note 13)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 45,811,692, 45,655,515 and 45,335,062 issued as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively	458	456	453
Additional paid-in capital	521,887	518,591	512,270
Accumulated other comprehensive income	10,786	15,561	3,238
Retained earnings	71,705	42,354	20,060
Treasury stock, at cost, 12,714, 638 and 19,836 shares as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively	(310)	(13)	(339)
Total stockholders' equity	604,526	576,949	535,682
Total liabilities and stockholders' equity	$1,187,438	$1,153,904	$1,094,000

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Net revenues	$439,541	$393,253
Cost of goods sold	282,533	251,756
Gross profit	157,008	141,497
Selling, general and administrative expenses	103,885	95,671
Pension expense	200	331
Restructuring items	6	2,323
Operating income	52,917	43,172
Other (income) loss	(91)	(1,466)
Interest expense, net	5,034	5,165
Income from continuing operations before provision for income taxes	47,974	39,473
Provision for income taxes	18,748	15,771
Income from continuing operations	29,226	23,702
Income (loss) from discontinued operations, net of taxes	125	(3,478)
Net income	$29,351	$20,224
Basic income per common share:
Income from continuing operations	$0.64	$0.52
Income (loss) from discontinued operations	—	(0.07)
Net income	$0.64	$0.45
Diluted income per common share:
Income from continuing operations	$0.63	$0.51
Income (loss) from discontinued operations	—	(0.07)
Net income	$0.63	$0.44
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,684,570	45,218,148
Diluted	46,422,928	46,052,888

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 2, 2005	April 3, 2004
		(As Restated) (See Note 18)
Cash flows from operating activities:
Net income	$29,351	$20,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(125)	3,478
Depreciation and amortization	8,211	7,585
Stock compensation	2,160	1,364
Provision for receivable allowances	45,095	38,488
Inventory writedowns	6,135	3,638
Other	679	324
Foreign exchange gain	—	(1,411)
Landlord reimbursements	—	1,126
Change in operating assets and liabilities:
Accounts receivable	(108,595)	(100,880)
Inventories	4,987	34,973
Prepaid expenses and other assets	(6,297)	(2,794)
Accounts payable, accrued expenses and other liabilities	(10,749)	(13,395)
Accrued income taxes	17,000	14,063
Net cash provided by (used in) operating activities from continuing operations	(12,148)	6,783
Net cash used in operating activities from discontinued operations	(484)	(2,643)
Net cash provided by (used in) operating activities	(12,632)	4,140
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	1,428	2,053
Purchase of property, plant and equipment	(5,093)	(2,575)
Proceeds from sale of business units, net of cash balances	—	14,844
Other	(78)	—
Net cash provided by (used in) investing activities	(3,743)	14,322
Cash flows from financing activities:
Proceeds from the exercise of stock options, net	841	1,481
Other	(709)	(677)
Net cash provided by financing activities	132	804
Translation adjustments	(3,480)	(3,760)
Increase (decrease) in cash and cash equivalents	(19,723)	15,506
Cash and cash equivalents at beginning of period	65,588	53,457
Cash and cash equivalents at end of period	$45,865	$68,963

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

Basis of Consolidation and Presentation:    The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, as filed with the Securities and Exchange Commission (the "SEC") on March 17, 2005.

All inter-company accounts have been eliminated in consolidation.

Periods Covered:    The period from January 2, 2005 to April 2, 2005 (the "Three Months Ended April 2, 2005") and the period from January 4, 2004 to April 3, 2004 (the "Three Months Ended
April 3, 2004") each contained thirteen weeks of operations.

Reclassifications:    Certain prior period balance sheet items have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements:    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Among other matters, SFAS 123R requires companies to estimate the forfeiture rate of stock-based compensation awards. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB Statement). Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Since February 5, 2003, the Company has recorded stock-based compensation expense based on actual forfeitures and is in the process of evaluating the effect of SFAS 123R on its consolidated financial statements.

Note 2—Stock-Based Compensation

Pursuant to the Company's 2003 Stock Incentive Plan, during the Three Months Ended April 2, 2005, the Company granted 14,400 stock options to employees and 30,600 stock options were cancelled. In addition, the Company granted, net of cancellations, 139,650 shares of restricted stock to

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

employees. Each of these equity awards will vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on each such anniversary.

A summary of stock-based compensation expense is as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Stock-based compensation expense before income taxes:
Stock options	$1,221	$820
Restricted stock grants	939	544
Total	2,160	1,364
Income tax benefit:
Stock options	477	328
Restricted stock grants	367	218
Total	844	546
Stock-based compensation expense after income taxes:
Stock options	744	492
Restricted stock grants	572	326
Total	$1,316	$818

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Weighted average risk free rate of return	4.00%	2.98%
Dividend yield (a)	—	—
Expected volatility of the market price of the Company's common stock	30.0%	35.0%
Expected option life	6 years	5 years

(a)	The terms of the Company's Senior Secured Revolving Credit Facility and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 limit the Company's ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 3—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for the fiscal year ended January 1, 2005, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Net revenues	$196	$11,276
Income (loss) before provision for income taxes	$193	$(5,731)
Provision (benefit) for income taxes	68	(2,253)
Income (loss) from discontinued operations	$125	$(3,478)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	April 2, 2005 (a)	January 1, 2005 (b)	April 3, 2004 (c)
Accounts receivable, net	$1,706	$1,735	$1,767
Inventories, net	—	40	1,785
Prepaid expenses and other current assets	—	504	534
Property, plant and equipment, net	—	280	995
Intangible and other assets	—	59	1,207
Assets of discontinued operations	$1,706	$2,618	$6,288
Accounts payable	$—	$130	$424
Accrued liabilities	—	1,320	4,576
Liabilities of discontinued operations	$—	$1,450	$5,000

(a)	Assets at April 2, 2005 relate to the Warner's® business in Europe.

(b)	Assets at January 1, 2005 relate to the Warner's business in Europe and liabilities at January 1, 2005 relate to the Warner's business in Europe and the Speedo Authentic Fitness® retail stores.

(c)	Assets and liabilities at April 3, 2004 relate to the Warner's business in Europe and the Speedo Authentic Fitness retail stores.

Note 4—Restructuring Items

During the Three Months Ended April 2, 2005 and the Three Months Ended April 3, 2004, the Company incurred restructuring charges of $6 and $2,323, respectively, in each case, primarily related to the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of restructuring charges is as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Employee termination costs and related items (a)	$(33)	$2,039
Facility shutdown costs, loss on disposal/write-down of property, plant and equipment	36	284
Legal and professional fees	3	—
	$6	$2,323
Cash portion of restructuring items	$(12)	$2,308
Non-cash portion of restructuring items	$18	$15

(a)	For the Three Months Ended April 2, 2005, includes employee termination costs of $28 related to two employees, offset by a $61 reduction in employee termination accruals which are no longer required. For the Three Months Ended April 3, 2004, includes severance and other benefits of approximately $1,518 payable to approximately 480 employees whose jobs were eliminated as part of the Company's restructuring initiatives, including severance and other benefits of approximately $992 payable to employees at the Company's San Luis, Mexico manufacturing facility (which was sold during the Three Months Ended April 3, 2004).

Changes in liabilities related to restructuring items are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal and Professional Fees	Lease and Contract Termination Costs	Total
Balance at January 1, 2005	$2,619	$4	$25	$573	$3,221
Charges for the Three Months Ended April 2, 2005	(33)	36	3	—	6
Cash reductions for the Three Months Ended April 2, 2005	(587)	(34)	(19)	(225)	(865)
Non-cash reductions and foreign currency effects	(163)	(6)	1	—	(168)
Balance at April 2, 2005 (a)	$1,836	$—	$10	$348	$2,194

(a)	The Company expects that substantially all of the liabilities related to these restructuring items will be paid by the end of 2005.

Note 5—Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under brand names including Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, J. Lo by Jennifer Lopez®, Calvin Klein®, Lejaby® and Rasurel®. The Intimate Apparel Group also currently operates over 80 Calvin Klein underwear retail stores worldwide (consisting of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

approximately 47 stores directly operated by the Company, including one on-line store, and approximately 33 stores operated under retail licenses or distributorship agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and junior's sportswear under brand names including Calvin Klein and Chaps®.

The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products and licenses its owned brand names to suppliers of apparel and other products in widely diversified channels of distribution. The Swimwear Group's significant brand names include Speedo®, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, Ocean Pacific® and Calvin Klein. The Swimwear Group also operates one on-line store.

Information by business group, excluding discontinued operations, is set forth below.

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate/ Other Items	Total
For the Three Months Ended April 2, 2005:
Net revenues	$151,775	$130,363	$157,403	$439,541	$—	$439,541
Operating income (loss)	15,050	19,416	38,061	72,527	(19,610)	52,917
Depreciation and amortization	1,920	1,597	1,229	4,746	3,465	8,211
Restructuring items	—	—	—	—	6	6
Capital expenditures	761	205	520	1,486	4,752	6,238
For the Three Months Ended April 3, 2004:
Net revenues	$141,182	$96,803	$155,268	$393,253	$—	$393,253
Operating income (loss)	13,199	12,337	36,900	62,436	(19,264)	43,172
Depreciation and amortization	1,887	1,428	875	4,190	3,395	7,585
Restructuring items	—	—	—	—	2,323	2,323
Capital expenditures	786	112	495	1,393	1,182	2,575
Balance Sheet
Total Assets:
April 2, 2005	$319,526	$268,283	$358,554	$946,363	$241,075	$1,187,438
January 1, 2005	303,484	254,728	356,288	914,500	239,404	1,153,904
April 3, 2004 (As restated–See Note 18)	290,985	219,823	304,616	815,424	278,576	1,094,000
Property, Plant and Equipment:
April 2, 2005	$16,109	$8,178	$15,649	$39,936	$65,863	$105,799
January 1, 2005	17,545	8,875	15,917	42,337	64,600	106,937
April 3, 2004 (As restated–See Note 18)	15,085	13,482	16,588	45,155	56,263	101,418

The Company does not include unallocated corporate expenses, restructuring items or depreciation and amortization of corporate assets in its determination of segment operating income. Unallocated corporate expenses include general corporate overhead and certain shared corporate services. The Company evaluates the business groups' results without allocating these corporate/other items. Other companies may allocate these costs to their operating divisions and, as a result, the operating results of the Company's operating groups may not be directly comparable to the results of other companies. The table below summarizes corporate/other expenses for each period presented:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Unallocated corporate expenses	$16,139	$13,546
Restructuring items	6	2,323
Depreciation and amortization of corporate assets	3,465	3,395
Corporate/other items	$19,610	$19,264

A reconciliation of group operating income to total income from continuing operations before provision for income taxes is as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Group operating income	$72,527	$62,436
Corporate/other items	(19,610)	(19,264)
Operating income	52,917	43,172
Other (income) loss	(91)	(1,466)
Interest expense, net	5,034	5,165
Income from continuing operations before provision for income taxes	$47,974	$39,473

Geographic Information:    Net revenues summarized by geographic location are as follows:

	For the Three Months Ended
	April 2, 2005		April 3, 2004
Net revenues:
United States	$322,375	73.3%	$291,838	74.2%
Europe	70,283	16.0%	64,406	16.4%
Canada	25,900	5.9%	23,594	6.0%
Mexico	12,144	2.8%	6,814	1.7%
Asia	8,839	2.0%	6,601	1.7%
	$439,541	100.0%	$393,253	100.0%

Information about Major Customer:    One customer, Wal-Mart Stores, Inc., accounted for approximately 13.5% and approximately 12.1%, respectively, of the Company's net revenues for the Three Months Ended April 2, 2005 and for the Three Months Ended April 3, 2004. No other customer accounted for 10% or more of the Company's net revenues during the above-mentioned periods.

Note 6—Income Taxes

The provision for income taxes of $18,748 for the Three Months Ended April 2, 2005 consists of an income tax expense of $11,306 on domestic earnings and an income tax expense of $7,442 on foreign earnings. The provision for income taxes of $15,771 for the Three Months Ended April 3, 2004 consists of an income tax expense of $8,955 on domestic earnings and $6,816 on foreign earnings.

During the Three Months Ended April 2, 2005, the Company decreased its valuation allowance by $11,153 to $154,682. The decrease reflects the utilization of domestic net operating loss carryforwards of $10,133 and the utilization of foreign net operating loss carryforwards of $1,123 partially offset by other valuation allowance increases of $103. The decrease in the Company's valuation allowance has been recorded against goodwill.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

On February 4, 2003, the Company emerged from bankruptcy and realized a gain on the cancellation of pre-petition indebtedness of $1,693,000 for the 2003 tax year. Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of $246,235, which can be used to reduce U.S. taxable income, if any, by approximately $23,415 per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Therefore, in accordance with SFAS No. 5, Accounting for Contingencies, the Company has recorded a tax reserve of $10,133 against goodwill for the portion of the U.S. net operating loss carryforwards utilized in the Three Months Ended April 2, 2005.

Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJC Act") was signed into law. The AJC Act provides for a special one-time dividends received tax deduction of 85 percent of certain foreign earnings that are repatriated in either a company's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The AJC Act would require the payment of U.S. tax on the portion of the dividend not subject to the dividends received deduction, even though the Company has U.S. net operating loss carryforwards. All of the Company's foreign earnings are permanently reinvested for the Three Months Ended April 2, 2005. However, the Company will re-evaluate the opportunity to utilize the 85 percent dividends received deduction during the remainder of the 2005 fiscal year. The Company is awaiting further clarifying guidance from the U.S. Treasury Department on certain provisions of the AJC Act. As a result, the Company has not yet evaluated how the AJC Act's one-time repatriation provisions will affect its overseas earnings currently considered permanently reinvested as defined under APB Opinion No. 23, Accounting for Income Taxes — Special Areas for 2005. The income tax effects of any potential repatriation in the 2005 fiscal year cannot currently be estimated.

Note 7—Employee Retirement Plans

The Company has a defined benefit pension plan, which covers substantially all full-time domestic employees (the "Pension Plan"). Effective January 1, 2003, the Pension Plan was amended such that participants in the Pension Plan will not earn any additional pension benefits after December 31, 2002. The Pension Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care, life insurance and other plans that provide post-retirement benefits to retired employees ("Other Benefit Plans"). The Other Benefit Plans are, in most cases, contributory with retiree contributions adjusted annually.

The Company follows SFAS No. 87, Employers' Accounting for Pensions ("SFAS 87"), in regard to accounting for the Pension Plan. Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary (including changes in actuarial assumptions)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period.

The components of net periodic benefit cost were as follows:

	Pension Benefit Plans		Other Benefit Plans
	For the Three Months Ended		For the Three Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Service cost	$—	$—	$168	$80
Interest cost	2,140	2,136	67	78
Expected return on plan assets	(1,940)	(1,805)	—	—
Net actuarial gain	—	—	—	(8)
Net periodic benefit cost	$200	$331	$235	$150

Note 8—Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$29,351	$20,224
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,777)	(8,340)
Unrealized gain (loss) on marketable securities, net	2	(13)
Total comprehensive income	$24,576	$11,871

The components of accumulated other comprehensive income were as follows:

	April 2, 2005	January 1, 2005	April 3, 2004
Foreign currency translation adjustments	$10,767	$15,544	$3,216
Unrealized gain on marketable securities, net	19	17	22
Total accumulated other comprehensive income	$10,786	$15,561	$3,238

Note 9—Accounts Receivable

As of April 2, 2005, January 1, 2005 and April 3, 2004, the Company had $333,768, $271,920 and $318,860 of open trade invoices and other receivables and $1,146, $2,828 and $6,934 of open debit memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of April 2, 2005, January 1, 2005 and April 3, 2004, the Company recorded $51,609, $54,943 and $53,911 of accounts receivable reserves, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10—Inventories

Inventories are valued at the lower of cost (using the first-in first-out method) or market and are summarized as follows:

	April 2, 2005	January 1, 2005	April 3, 2004
Finished goods	$255,868	$259,451	$179,872
Work in process/in transit	46,439	45,384	29,516
Raw materials	22,222	30,816	31,840
	$324,529	$335,651	$241,228

At April 2, 2005, January 1, 2005 and April 3, 2004, the Company had inventory with a carrying value of approximately $48,300, $53,500 and $26,000, respectively, which was potentially excess. Based upon the estimated recoveries related to such inventory, as of April 2, 2005, January 1, 2005 and April 3, 2004, the Company reduced the carrying value of such inventory by approximately $23,600, $22,400 and $14,600, respectively, for excess and other inventory adjustments.

Note 11—Goodwill and Intangible Assets

The following tables set forth intangible assets at April 2, 2005, January 1, 2005 and April 3, 2004:

	April 2, 2005			January 1, 2005			April 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term:
Company as licensee	$104,030	$6,842	$97,188	$104,030	$6,140	$97,890	$104,030	$4,036	$99,994
Company as licensor	5,861	700	5,161	5,861	425	5,436	—	—	—
Sales order backlog	11,800	11,800	—	11,800	11,800	—	11,800	11,800	—
Other	662	662	—	662	662	—	662	662	—
Total finite lived intangible assets	122,353	20,004	102,349	122,353	19,027	103,326	116,492	16,498	99,994
Indefinite lived intangible assets:
Trademarks	155,688	—	155,688	156,679	—	156,679	124,686	—	124,686
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500	45,500	—	45,500
Total indefinite lived intangible assets	201,188	—	201,188	202,179	—	202,179	170,186	—	170,186
Intangible assets	$323,541	$20,004	$303,537	$324,532	$19,027	$305,505	$286,678	$16,498	$270,180

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the Company's estimated amortization expense for the next five years:

2006	$3,812
2007	3,747
2008	3,527
2009	3,389
2010	3,005

The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended April 2, 2005:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at January 1, 2005	$13,180	$6,076	$24,415	$43,671
Adjustments:
Income taxes	(495)	(294)	(416)	(1,205)
Other	(20)	—	12	(8)
Goodwill balance at April 2, 2005	$12,665	$5,782	$24,011	$42,458

Note 12—Debt

Debt was as follows:

	April 2, 2005	January 1, 2005	April 3, 2004
8 7/8% Senior Notes due 2013	$210,000	$210,000	$210,000
Unrealized gain on swap agreement	—	—	757
Capital lease obligations	686	799	1,015
	$210,686	$210,799	$211,772

As a result of the interest rate swap agreements entered into on September 18, 2003 (the "2003 Swap Agreement") and November 5, 2004 (the "2004 Swap Agreement"), the weighted average effective interest rate of the Senior Notes was reduced to 8.16% as of both April 2, 2005 and January 1, 2005 and 8.03% as of April 3, 2004.

The fair value of the Company's outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company's 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company's outstanding Senior Notes (the "hedged debt"), changes in the fair value of the outstanding swaps do not have any effect on the Company's results of operations but are recorded in the Company's consolidated condensed balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the hedged debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the hedged debt. The table below summarizes the fair value (unrealized gains/(losses)) of the Company's outstanding swap agreements:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 2, 2005	January 1, 2005	April 3, 2004
Unrealized gain (loss)
2003 Swap Agreement	$(628)	$81	$757
2004 Swap Agreement	(675)	(310)	—
Net unrealized gain (loss)	$(1,303)	$(229)	$757

The Company's $175,000 Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 ("Senior Notes") contain certain restrictions and require the Company to meet certain financial and other covenants.

The Company was in compliance with the covenants of both the Revolving Credit Facility and the Senior Notes at April 2, 2005, January 1, 2005 and April 3, 2004.

As of April 2, 2005, the Company had approximately $26,091 of cash and cash equivalents available as collateral against outstanding letters of credit of $48,630, approximately $19,774 of other cash and cash equivalents held by foreign subsidiaries, and approximately $152,461 of credit available under its Revolving Credit Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit.

Note 13—Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of April 2, 2005, January 1, 2005 and April 3, 2004.

Note 14—Supplemental Cash Flow Information

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Cash paid during the period for:
Interest, net of interest income received	$510	$705
Income taxes paid (refunded), net	(947)	(866)
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	1,145	—
Note receivable on asset sales	—	645

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 15—Income Per Common Share

	For the Three Months Ended
	April 2, 2005	April 3, 2004
Numerator for basic and diluted income per common share:
Income from continuing operations	$29,226	$23,702
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,684,570	45,218,148
Income per common share from continuing operations	$0.64	$0.52
Diluted:
Weighted average number of shares outstanding	45,684,570	45,218,148
Effect of dilutive securities:
Employee stock options	639,707	545,149
Unvested employees' restricted stock	98,651	289,591
Weighted average number of shares and share equivalents outstanding	46,422,928	46,052,888
Income per common share from continuing operations	$0.63	$0.51
Number of anti-dilutive "out-of-the-money" stock options outstanding	—	819,600

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 16—Legal Matters

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

Note 17—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of April 2, 2005, January 1, 2005 and April 3, 2004 and for the Three Months Ended April 2, 2005 and for the Three Months Ended April 3, 2004 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the "Guarantor Subsidiaries"); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries"); and (v) the Company on a consolidated basis.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$24,136	$50	$21,679	$—	$45,865
Accounts receivable, net	—	—	206,187	77,118	—	283,305
Inventories	—	97,556	135,032	91,941	—	324,529
Assets of discontinued operations	—	(24)	24	1,706	—	1,706
Prepaid expenses and other current assets	—	25,236	14,095	16,067	—	55,398
Total current assets	—	146,904	355,388	208,511	—	710,803
Property, plant and equipment, net	—	34,395	49,858	21,546	—	105,799
Investment in subsidiaries	836,719	888,413	—	—	(1,725,132)	—
Other assets	—	53,179	299,742	17,915	—	370,836
Total assets	$836,719	$1,122,891	$704,988	$247,972	$(1,725,132)	$1,187,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$115,316	$46,534	$73,636	$—	$235,486
Total current liabilities	—	115,316	46,534	73,636	—	235,486
Intercompany accounts	232,193	62,522	103,474	(61,393)	(336,796)	—
Long-term debt	—	210,000	—	686	—	210,686
Other long-term liabilities	—	113,216	12,767	10,757	—	136,740
Stockholders' equity	604,526	621,837	542,213	224,286	(1,388,336)	604,526
Total liabilities and stockholders' equity	$836,719	$1,122,891	$704,988	$247,972	$(1,725,132)	$1,187,438

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	January 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,155	$122	$21,311	$—	$65,588
Accounts receivable, net	—	—	160,030	59,775	—	219,805
Inventories	—	93,284	153,462	88,905	—	335,651
Assets of discontinued operations	—	—	39	2,579	—	2,618
Prepaid expenses and other current assets	—	19,252	9,961	16,198	—	45,411
Total current assets	—	156,691	323,614	188,768	—	669,073
Property, plant and equipment, net	—	30,323	54,373	22,241	—	106,937
Investment in subsidiaries	812,144	551,616	—	—	(1,363,760)	—
Other assets	—	47,830	312,255	17,809	—	377,894
Total assets	$812,144	$786,460	$690,242	$228,818	$(1,363,760)	$1,153,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$106,235	$49,944	$77,219	$—	$233,398
Liabilities of discontinued operations	—	—	480	970	—	1,450
Total current liabilities	—	106,235	50,424	78,189	—	234,848
Intercompany accounts	235,195	(270,597)	113,943	(78,541)	—	—
Long-term debt	—	210,000	—	799	—	210,799
Other long-term liabilities	—	109,118	10,891	11,299	—	131,308
Stockholders' equity	576,949	631,704	514,984	217,072	(1,363,760)	576,949
Total liabilities and stockholders' equity	$812,144	$786,460	$690,242	$228,818	$(1,363,760)	$1,153,904

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 3, 2004 (As Restated—See Note 18)
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52,751	$124	$16,088	$—	$68,963
Accounts receivable, net	—	—	208,095	63,788	—	271,883
Inventories	—	69,918	113,052	58,258	—	241,228
Assets of discontinued operations	—	—	173	6,115	—	6,288
Prepaid expenses and other current assets	—	22,747	13,492	21,420	—	57,659
Total current assets	—	145,416	334,936	165,669	—	646,021
Property, plant and equipment, net	—	15,052	66,299	20,067	—	101,418
Investment in subsidiaries	659,530	673,896	—	—	(1,333,426)	—
Other assets	—	82,905	247,613	16,043	—	346,561
Total assets	$659,530	$917,269	$648,848	$201,779	$(1,333,426)	$1,094,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$108,234	$43,992	$69,075	$—	$221,301
Liabilities of discontinued operations	—	—	3,359	1,641	—	5,000
Total current liabilities	—	108,234	47,351	70,716	—	226,301
Intercompany accounts	123,848	(177,709)	118,192	(64,331)	—	—
Long-term debt	—	210,757	—	1,015	—	211,772
Other long-term liabilities	—	116,455	25	3,765	—	120,245
Stockholders' equity	535,682	659,532	483,280	190,614	(1,333,426)	535,682
Total liabilities and stockholders' equity	$659,530	$917,269	$648,848	$201,779	$(1,333,426)	$1,094,000

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended April 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$111,350	$211,161	$117,030	$—	$439,541
Cost of goods sold	—	85,033	133,700	63,800	—	282,533
Gross profit	—	26,317	77,461	53,230	—	157,008
Selling, general and administrative expenses	—	35,232	36,322	32,331	—	103,885
Pension expense	—	200	—	—	—	200
Restructuring items	—	28	—	(22)	—	6
Operating income (loss)	—	(9,143)	41,139	20,921	—	52,917
Equity in income of subsidiaries	(29,351)	—	—	—	29,351	—
Intercompany royalty and management fees	—	(37)	(1,829)	1,866	—	—
Other (income) loss	—	(4,122)	4,122	(91)	—	(91)
Interest (income) expense, net	—	10,616	(5,857)	275	—	5,034
Income (loss) from continuing operations before provision (benefit) for income taxes	29,351	(15,600)	44,703	18,871	(29,351)	47,974
Provision (benefit) for income taxes	—	(6,096)	17,469	7,375	—	18,748
Income (loss) from continuing operations	29,351	(9,504)	27,234	11,496	(29,351)	29,226
Income (loss) from discontinued operations, net of taxes	—	—	(2)	127	—	125
Net income (loss)	$29,351	$(9,504)	$27,232	$11,623	$(29,351)	$29,351

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended April 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$92,358	$199,616	$101,279	$—	$393,253
Cost of goods sold	—	68,831	126,233	56,692	—	251,756
Gross profit	—	23,527	73,383	44,587	—	141,497
Selling, general and administrative expenses	—	33,011	35,742	26,918	—	95,671
Pension expense	—	331	—	—	—	331
Restructuring items	—	2,339	(46)	30	—	2,323
Operating income (loss)	—	(12,154)	37,687	17,639	—	43,172
Equity in income of subsidiaries	(20,224)	—	—	—	20,224	—
Intercompany royalty and management fees	—	(156)	(2,837)	2,993	—	—
Other (income) loss	—	(5,738)	5,313	(1,041)	—	(1,466)
Interest (income) expense, net	—	9,835	(4,843)	173	—	5,165
Income (loss) from continuing operations before provision (benefit) for income taxes	20,224	(16,095)	40,054	15,514	(20,224)	39,473
Provision (benefit) for income taxes	—	(6,431)	16,001	6,201	—	15,771
Income (loss) from continuing operations	20,224	(9,664)	24,053	9,313	(20,224)	23,702
Loss from discontinued operations, net of taxes	—	—	(3,336)	(142)	—	(3,478)
Net income (loss)	$20,224	$(9,664)	$20,717	$9,171	$(20,224)	$20,224

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended April 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(841)	$(17,770)	$420	$6,043	$—	$(12,148)
Net cash provided by (used) in operating activities from discontinued operations	—	—	(78)	(406)	—	(484)
Net cash provided by (used in) operating activities	(841)	(17,770)	342	5,637	—	(12,632)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	1,428	—	—	—	1,428
Purchase of property, plant and equipment	—	(3,675)	(414)	(1,004)	—	(5,093)
Other	—	—	—	(78)		(78)
Net cash used in investing activities	—	(2,247)	(414)	(1,082)	—	(3,743)
Cash flows from financing activities:
Proceeds from exercise of stock options, net	841	—	—	—	—	841
Other	—	(2)	—	(707)	—	(709)
Net cash provided by (used in) financing activities	841	(2)	—	(707)	—	132
Translation adjustments	—	—	—	(3,480)	—	(3,480)
Increase (decrease) in cash and cash equivalents	—	(20,019)	(72)	368	—	(19,723)
Cash and cash equivalents, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, at end of period	$—	$24,136	$50	$21,679	$—	$45,865

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended April 3, 2004 (As Restated - See Note 18)
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,481)	$18,983	$(14,793)	$4,074	$—	$6,783
Net cash provided by (used in) operating activities from discontinued operations	—	—	113	(2,756)	—	(2,643)
Net cash provided by (used in) operating activities	(1,481)	18,983	(14,680)	1,318	—	4,140
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivables	—	2,053	—	—	—	2,053
Purchase of property, plant and equipment	—	(1,597)	(541)	(437)	—	(2,575)
Proceeds from sale of business units	—	—	14,844	—	—	14,844
Net cash provided by (used in) investing activities	—	456	14,303	(437)	—	14,322
Cash flows from financing activities:
Proceeds from exercise of stock options, net	1,481	—	—	—	—	1,481
Other	—	(560)	—	(117)	—	(677)
Net cash provided by (used in) financing activities	1,481	(560)	—	(117)	—	804
Translation adjustments	—	—	—	(3,760)	—	(3,760)
Increase/(decrease) in cash and cash equivalents	—	18,879	(377)	(2,996)	—	15,506
Cash and cash equivalents, at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents, at end of period	$—	$52,751	$124	$16,088	$—	$68,963

Note 18—Restatement of Consolidated Condensed Balance Sheet at April 3, 2004 and Consolidated Condensed Statement of Cash Flows for the Three Months Ended April 3, 2004

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, the Company restated its consolidated balance sheet at January 3, 2004 and its consolidated statement of cash flows for the period February 5, 2003 to January 3, 2004. The Company reviewed its accounting for operating leases and determined that its method of accounting for rent that was deferred during the pre-occupancy renovation period and its netting of cash received from the landlord against the cost of leasehold improvements, in each case, related to the lease for the Company's New York headquarters, did not conform to accounting principles generally accepted in the United States of America. The consolidated condensed balance sheet as of April 3, 2004 and the consolidated condensed statement of cash flows for the Three Months Ended April 3, 2004 have been restated accordingly. A summary of the effects of the restatement is presented below:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Consolidated Condensed Balance Sheet at April 3, 2004
	As Previously Reported		As Restated
Prepaid expenses and other current assets	60,159	(a)	57,659
Total current assets	648,521	(a)	646,021
Property, plant and equipment, net	91,749		101,418
Total assets	1,086,831	(a)	1,094,000
Other long-term liabilities	111,026	(a)	120,245
Retained earnings	22,110		20,060
Total stockholders' equity	537,732		535,682
Total liabilities and stockholders' equity	1,086,831	(a)	1,094,000

(a)	Certain previously reported amounts reflect reclassifications to conform to the current period presentation.

	Consolidated Condensed Statement of Cash Flows For the Three Months Ended April 3, 2004
	As Previously Reported	As Restated
Net cash provided by operating activities from continuing operations	5,657	6,783
Net cash provided by operating activities	3,014	4,140
Net cash provided by investing activities	15,448	14,322

Note 19—Subsequent Event

On May 5, 2005, the Company entered into foreign exchange contracts to purchase approximately $1,647 for a total of approximately 1,272 euros at a weighted-average exchange rate of 1.2946 through July 25, 2005.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. ("Warnaco Group" and, collectively with its subsidiaries, the "Company") is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future or that could affect the value of the Company's common stock, par value $0.01 per share (the "Common Stock"). Except for the historical information contained herein, this Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See "Statement Regarding Forward-Looking Disclosure."

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. The period January 2, 2005 to April 2, 2005 (the "Three Months Ended April 2, 2005") and the period January 4, 2004 to April 3, 2004 (the "Three Months Ended April 3, 2004") each contained thirteen weeks of operations. References to Core Brands in the context of the Company's Intimate Apparel Group refer to the Company's Warner's®, Olga®, and Body Nancy Ganz™/Bodyslimmers® brand names. References to Fashion Brands in the context of the Company's Intimate Apparel Group refer to the Company's Lejaby® and J. Lo by Jennifer Lopez® ("JLO") brand names. References to Designer in the context of the Swimwear Group refer to the Company's Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein® and Michael Kors® brand names.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores and mass merchandisers. There are also over 80 Calvin Klein underwear retail stores worldwide (consisting of approximately 47 stores directly operated by the Intimate Apparel Group, including one on-line store, and approximately 33 stores operated under retail licenses or distributorship agreements). The Company also operates a Speedo on-line store.

In the Three Months Ended April 2, 2005, the Company saw improvements in its operations and results which the Company believes reflects the effectiveness of its merchandising and marketing strategies. During the quarter, the expanded distribution of the Chaps® brand resulted in a 48.5% increase in Chaps net revenues for the Three Months Ended April 2, 2005, compared to the Three Months Ended April 3, 2004, which the Company believes demonstrates the successful execution of the Company's expanded product and distribution strategies. In the Intimate Apparel Group, Core Brands net revenues increased 7.2% for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

The Company also continued its transition to an outsourced production model and, on April 6, 2005, announced that it had recruited a President of Global Sourcing to lead the Company's global sourcing platform.

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the Three Months Ended April 2, 2005, the Company continued the implementation of SAP's Apparel and Footwear Solution (an enterprise-wide computer software platform encompassing finance, sales and distribution and materials management) in both its Swimwear Group and its corporate finance department. The Company expects to implement the SAP Apparel and Footwear Solution across its entire operating platform before 2009. The Company believes that this enterprise software solution will enable management to better and more efficiently gather, analyze and assess information worldwide.

The Company has identified many near-term opportunities for growth and operational improvement, as well as challenges and uncertainties relating to certain of its businesses. In particular,

management believes that there are many factors influencing the manufacturing and procurement business cycle of the apparel industry, including but not limited to uncertainty surrounding ongoing import restrictions, overall deflation in the selling prices of products and retailer pressure. See "Statement Regarding Forward-Looking Disclosure." The Company will continue to address these and other challenges by, among other things, seeking to (i) improve its procurement process and identify and utilize lower cost, high quality reliable sourcing partners, (ii) focus on operational controls and efficiency by continuing its investment in its infrastructure, (iii) continue to develop and invest in its portfolio of desirable brands while maintaining a diverse product offering at competitive price points across multiple channels of distribution, (iv) expand its product offerings with existing customers and (v) introduce new products in new channels of distribution.

Financial and Operating Highlights

Net revenues increased $46.3 million, or 11.8%, to $439.5 million for the Three Months Ended April 2, 2005 as compared to $393.3 million for the Three Months Ended April 3, 2004. The majority of the increase was attributable to the Sportswear Group, reflecting expanded distribution of Chaps and the continued strength of the Company's Calvin Klein jeans brand. The increase in net revenues also reflects increases in the Intimate Apparel brands including significant contributions from the Company's Warner's and Calvin Klein underwear brands. In addition, net revenues increased in the Swimwear Group, reflecting revenues of Ocean Pacific® (acquired on August 19, 2004) and Calvin Klein swimwear in Europe, partially offset by a net decrease in Speedo and other Designer lines. The Company believes that the decrease in swimwear net revenues in the United States reflects lower than expected sales to certain customers and orders that have been delayed by certain customers, primarily as a result of poor weather. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $7.0 million increase in net revenues for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

Gross profit increased $15.5 million, or 11.0%, to $157.0 million for the Three Months Ended April 2, 2005 compared to $141.5 million for the Three Months Ended April 3, 2004, reflecting increases in all three segments. Gross profit as a percentage of net revenues was approximately 35.7% for the Three Months Ended April 2, 2005 compared to 36.0% for the Three Months Ended April 3, 2004. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.5 million increase in gross profit for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

Selling, general and administrative ("SG&A") expenses increased $8.2 million, or 8.6%, to $103.9 million (23.6% of net revenues) for the Three Months Ended April 2, 2005 from $95.7 million (24.3% of net revenues) for the Three Months Ended April 3, 2004. Selling and marketing expenses (including distribution expenses) increased $6.0 million, primarily as a result of the increase in net revenues and new product introductions. As a percentage of net revenues, selling and marketing expenses remained flat at 15.2%. Marketing expenses include additional expenditures of $1.6 million in Chaps to support the Company's expanded distribution of this brand. Administrative expenses increased $2.2 million primarily related to increases in personnel costs ($1.2 million) and the timing of certain professional fees (increase of $1.4 million), partially offset by a decrease in Sarbanes-Oxley ("SOX") compliance costs ($0.4 million). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million increase in SG&A expenses for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

Operating income increased to $52.9 million for the Three Months Ended April 2, 2005 compared to $43.2 million for the Three Months Ended April 3, 2004 reflecting higher net revenues, lower SG&A expenses as a percentage of net revenues and lower restructuring expenses.

Net income increased to $29.4 million, or $0.63 per diluted share, for the Three Months Ended April 2, 2005 compared to $20.2 million, or $0.44 per diluted share, for the Three Months Ended April 3, 2004.

Accounts receivable increased $63.5 million from $219.8 million at January 1, 2005 to $283.3 million at April 2, 2005, primarily reflecting the seasonal sale of swimwear products in the Three Months Ended April 2, 2005 coupled with increases in net revenues, primarily in the Sportswear Group. Accounts receivable increased $11.4 million, or 4.2%, from $271.9 million at April 3, 2004 to $283.3 million at April 2, 2005, primarily reflecting an increase in net revenues, partially offset by the effect of an improvement in days sales outstanding.

Inventory decreased $11.1 million from $335.7 million at January 1, 2005 to $324.5 million at April 2, 2005, primarily related to a $17.3 million decrease in swimwear inventories reflecting the seasonal shipment of swimwear products, partially offset by a combined increase of $6.2 million in the Intimate Apparel and Sportswear Groups' inventories to support expected shipments in the second and third quarters of the 2005 fiscal year. Inventories at April 2, 2005 increased $83.3 million to $324.5 million from $241.2 million at April 3, 2004 as a result of several factors including the Company's expectations of an increase in ongoing demand for its products, a shift in the shipments of swimwear products from the first quarter of the 2004 fiscal year to the second quarter of the 2005 fiscal year, and a planned increase in inventories to improve service levels to customers and in response to economic uncertainties in certain countries of origin.

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, the Company's most critical accounting policies pertain to revenue recognition, cost of goods sold, accounts receivable, inventories, long-lived assets, income taxes, pension plan, stock-based compensation, advertising costs, goodwill, and restructuring items. In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

Accounts Receivable

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

As of April 2, 2005, January 1, 2005 and April 3, 2004, the Company had $333.8 million, $271.9 million and $318.9 million of open trade invoices and other receivables and $1.1 million, $2.8 million and $6.9 million of open debit memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of April 2, 2005, January 1, 2005 and April 3, 2004, the Company recorded $51.6 million, $54.9 million and $53.9 million of accounts receivable reserves, respectively.

Inventories

The Company records purchases of inventory when it assumes title and the risk of loss. The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company's objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company's calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its carrying value for excess goods based on revised projections and current market conditions for the disposition of excess inventory. If economic conditions worsen, the Company may have to decrease its carrying value of excess goods substantially.

At April 2, 2005, January 1, 2005 and April 3, 2004, the Company had inventory with a carrying value of approximately $48.3 million, $53.5 million and $26.0 million, respectively, which was potentially excess. Based upon the estimated recoveries related to such inventory, as of April 2, 2005, January 1, 2005 and April 3, 2004, the Company reduced the carrying value of such inventory by $23.6 million, $22.4 million and, $14.6 million, respectively, for excess and other inventory adjustments.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

	For the Three Months Ended April 2, 2005	% of Net Revenues	For the Three Months Ended April 3, 2004	% of Net Revenues
	(in thousands of dollars)
Net revenues	$439,541	100.0%	$393,253	100.0%
Cost of goods sold	282,533	64.3%	251,756	64.0%
Gross profit	157,008	35.7%	141,497	36.0%
Selling, general and administrative expenses	103,885	23.6%	95,671	24.3%
Pension expense	200	0.1%	331	0.1%
Restructuring items	6	0.0%	2,323	0.6%
Operating income	52,917	12.0%	43,172	11.0%
Other (income) loss	(91)		(1,466)
Interest expense, net	5,034		5,165
Income from continuing operations before provision for income taxes	47,974		39,473
Provision for income taxes	18,748		15,771
Income from continuing operations	29,226		23,702
Income (loss) from discontinued operations, net of taxes	125		(3,478)
Net income	$29,351		$20,224

Net Revenues

Net revenues by segment were as follows:

	For the Three Months Ended		Increase (Decrease)	% Change
	April 2, 2005	April 3, 2004
	(in thousands of dollars)
Intimate Apparel Group	$151,775	$141,182	$10,593	7.5%
Sportswear Group	130,363	96,803	33,560	34.7%
Swimwear Group	157,403	155,268	2,135	1.4%
Net revenues	$439,541	$393,253	$46,288	11.8%

The Company's products are widely distributed through many major channels of distribution. The following table summarizes the Company's net revenues by channel of distribution for the Three Months Ended April 2, 2005 and the Three Months Ended April 3, 2004:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
United States—wholesale
Department stores and independent retailers	19%	25%
Specialty stores	10%	11%
Chain stores	9%	7%
Mass merchandisers	10%	12%
Membership clubs and other	24%	19%
Total United States—wholesale	72%	74%
International—wholesale	26%	25%
Retail / other	2%	1%
Net revenues—consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	For the Three Months Ended		Increase (Decrease)	% Change
	April 2, 2005	April 3, 2004
	(in thousands of dollars)
Calvin Klein underwear (a)	$81,283	$75,971	$5,312	7.0%
Core Brands	35,610	33,209	2,401	7.2%
Fashion Brands	34,882	32,002	2,880	9.0%
Intimate Apparel Group	$151,775	$141,182	$10,593	7.5%

(a)	Includes net revenues from Intimate Apparel Group operated retail and on-line stores of approximately $6.1 million and $4.0 million in the Three Months Ended April 2, 2005 and April 3, 2004, respectively.

The increase in Calvin Klein underwear net revenues reflects increases of $2.3 million in Asia, $1.1 million in the United States, $0.9 million in Mexico, $0.8 million in Europe and $0.2 million in Canada. The increase in Asia reflects the effects of the Company's expansion initiatives in China, Korea and Japan combined with increases in existing distribution channels. The increase in the United States primarily reflects net revenues related to the launch, in July 2004, of the Company's Choice Calvin Klein label as well as the January 2005 launch of the Calvin Klein on-line store. The increase in Mexico primarily reflects volume increases in department store sales. The increase in Europe reflects the combined effect of strength in the men's business, increased sales in the Company's retail business and the positive translation impact of a stronger euro relative to the United States dollar, partially offset by weakness in the women's business.

The increase in Core Brands net revenues primarily reflects a $0.9 million increase in the United States, a $0.9 million increase in Canada and a $0.6 million increase in Mexico. The increase in net revenues in the United States is primarily the result of the Company's expansion into the membership clubs distribution channel. The increase in Canada reflects a $0.5 million increase primarily related to increased volumes and the positive translation impact of a stronger Canadian dollar relative to the United States dollar combined with a $0.4 million reduction in sales allowances and returns.

The increase in Fashion Brands net revenues reflects an increase of $3.4 million related to sales of JLO (which was launched in July 2004), partially offset by a $0.5 million decline in Lejaby net revenues. The decrease in Lejaby net revenues reflects a decline of $1.0 million in the United States, partially offset by a combined $0.5 million increase in Europe and Asia. The increase in Lejaby net revenues in Europe, from $30.6 million for the Three Months Ended April 3, 2004 to $31.0 million for the Three Months Ended April 2, 2005, reflects a $1.7 million increase related to the positive translation impact of a stronger euro relative to the United States dollar, partially offset by declines of $1.3 million primarily related to lower sales volumes.

Sportswear Group

Sportswear Group net revenues were as follows:

	For the Three Months Ended		Increase (Decrease)	% Change
	April 2, 2005	April 3, 2004
	(in thousands of dollars)
Chaps	$48,015	$32,334	$15,681	48.5%
Calvin Klein jeans	75,641	57,924	17,717	30.6%
Calvin Klein accessories (a)	4,449	4,340	109	2.5%
Mass sportswear licensing	2,258	2,205	53	2.4%
Sportswear Group	$130,363	$96,803	$33,560	34.7%

(a)	The Calvin Klein accessories license will expire on December 31, 2005.

Chaps net revenues increased $15.9 million in the United States, partially offset by a combined decrease of $0.2 million in Canada and Mexico. The increase in Chaps net revenues in the United States includes $8.4 million related to the launch of the new denim line in June 2004 combined with a $7.5 million net increase across all other Chaps sportswear lines primarily reflecting the Company's expansion into the mid-tier channel of distribution.

Calvin Klein jeans net revenues increased $17.7 million reflecting increases of $13.5 million, $2.8 million and $1.4 million in the United States, Mexico and Canada, respectively. The increase in net revenues in the United States primarily reflects an increase in sales to membership clubs ($5.4 million), increases in sales to customers in the off-price channel ($6.6 million) and increases in sales to stores operated by the Calvin Klein jeans licensor ($1.6 million) combined with a decrease in the level of sales allowances and returns as a percentage of net revenues. Certain sales to membership clubs took place in the Three Months Ended April 2, 2005 while comparable sales occurred in the second half of the 2004 fiscal year. The increase in Mexico reflects increased sales to membership clubs and volume increases in sales of certain men's basic lines to department stores. The increase in Canada primarily reflects increases in sales volumes combined with the positive translation impact of a stronger Canadian dollar relative to the United States dollar.

Swimwear Group

Swimwear Group net revenues were as follows:

	For the Three Months Ended		Increase (Decrease)	% Change
	April 2, 2005	April 3, 2004
	(in thousands of dollars)
Speedo	$94,699	$97,994	$(3,295)	–3.4%
Designer	57,052	56,239	813	1.4%
Ocean Pacific (a)	4,138	—	4,138	0.0%
On-line retail store	1,514	1,035	479	46.3%
Swimwear Group	$157,403	$155,268	$2,135	1.4%

(a)	Consists of licensing revenues.

The decrease in Speedo net revenues reflects a $7.4 million increase in sales to membership clubs more than offset by a $10.7 million decrease across other channels of distribution reflecting delays in receiving orders from certain customers which the Company believes is due to poor weather conditions. The Company notes that certain sales to regular-price customers occurred in the Three Months Ended April 3, 2004 while comparable sales are expected to occur in the second quarter of 2005.

The increase in Designer swimwear net revenues primarily reflects increases of $4.0 million related to the Company's Choice Calvin Klein and CK signature labels that were launched in Europe in the fourth quarter of fiscal 2004, partially offset by a decrease of $3.2 million resulting from lower off-price sales and decreases in other designer lines.

Net revenues of Ocean Pacific relate to the acquisition of Ocean Pacific in August 2004 and represents royalty income earned from licensing partners.

Gross Profit

Gross profit was as follows:

	For the Three Months Ended April 2, 2005	% of Segment Net Revenues	For the Three Months Ended April 3, 2004	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$55,950	36.9%	$51,278	36.3%
Sportswear Group	39,122	30.0%	29,479	30.5%
Swimwear Group	61,936	39.3%	60,740	39.1%
Total gross profit	$157,008	35.7%	$141,497	36.0%

Intimate Apparel Group gross profit increased $4.7 million and gross profit as a percentage of segment net revenues ("gross margin") increased 60 basis points reflecting strength in the Company's Calvin Klein underwear business (increased gross profit of $5.2 million), partially offset by a combined decrease in Core and Fashion brands ($0.5 million). The increase in Calvin Klein underwear gross profit primarily relates to the increases in net revenues described above. The increase in gross margin reflects an improved sales mix. Gross profit related to Core Brands remained flat despite an increase in net revenues, primarily reflecting lower margins related to increased sales to membership clubs combined with an increase in certain product costs and inventory markdowns on certain slow selling lines. Gross profit related to Fashion Brands remained relatively flat with an increase in JLO lingerie which launched in July 2004 (gross profit of $0.7 million), offset by decreases in Lejaby gross profit of $0.8 million primarily related to an increase in inventory markdowns combined with an increase in the cost of raw materials in certain lines.

Sportswear Group gross profit increased $9.6 million, or 32.7%, for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004. The increase in gross profit primarily reflects strength in Calvin Klein jeans ($5.1 million increase in gross profit) and Chaps ($4.2 million increase in gross profit). The increase in both Calvin Klein jeans and Chaps gross profit is primarily attributable to the increase in net revenues described above. The decrease in gross margin primarily reflects the change in mix of Sportswear Group net revenues in the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

Swimwear Group gross profit increased $1.2 million and gross margin increased 20 basis points. The increase in gross profit primarily reflects the increase in net revenues described above. The increase in gross margin primarily reflects increases related to margins earned on royalty income related to the August 2004 acquisition of Ocean Pacific, partially offset by the effect of an increase in inventory markdowns ($1.3 million) and increases in design costs ($2.0 million) related to the development of new lines.

Selling, General and Administrative Expenses

SG&A expenses increased $8.2 million, or 8.6%, to $103.9 million (23.6% of net revenues) for the Three Months Ended April 2, 2005 from $95.7 million (24.3% of net revenues) for the Three Months Ended April 3, 2004. Selling and marketing expenses increased $6.0 million primarily as a result of the increase in net revenues. As a percentage of net revenues, selling and marketing expenses remained flat at 15.2%. Administrative expenses increased $2.2 million primarily related to increases in personnel costs ($1.2 million) and the timing of certain professional fees (increase of $1.4 million), partially offset by a decrease in SOX compliance costs ($0.4 million). In translating foreign currencies into the U.S. dollar, the weakness in the U.S. dollar relative to the functional currencies where the

Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million increase in SG&A expenses for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

Restructuring Items

During the Three Months Ended April 2, 2005 and the Three Months Ended April 3, 2004, the Company recorded restructuring charges of $0.006 million and $2.3 million, respectively. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Operating Income

The following table presents operating income by group:

	For the Three Months Ended April 2, 2005	% of Net Revenues	For the Three Months Ended April 3, 2004	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$15,050		$13,199
Sportswear Group	19,416		12,337
Swimwear Group	38,061		36,900
Group operating income	72,527	16.5%	62,436	15.9%
Unallocated corporate expenses	(19,604)	−4.5%	(16,941)	−4.3%
Restructuring items	(6)	0.0%	(2,323)	−0.6%
Operating income	$52,917	12.0%	$43,172	11.0%

Operating income increased $9.7 million, reflecting an increase in group operating income of $10.1 million and a decrease in restructuring items of $2.3 million, partially offset by an increase in unallocated corporate expenses of $2.7 million. The increase in unallocated corporate expenses of $2.7 million was due primarily to an increase in personnel costs ($1.2 million), the timing of certain professional fees ($1.4 million) and other net items ($0.5 million), partially offset by a decrease in SOX compliance costs ($0.4 million). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.0 million increase in operating income for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	For the Three Months Ended April 2, 2005	% of Brand Net Revenues	For the Three Months Ended April 3, 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$12,912	15.9%	$11,625	15.3%
Core Brands	(602)	−1.7%	(2,246)	−6.8%
Fashion Brands	2,740	7.9%	3,820	11.9%
Intimate Apparel Group	$15,050	9.9%	$13,199	9.3%

Intimate Apparel Group operating income increased $1.9 million, reflecting increases in Calvin Klein underwear and Core Brands, partially offset by decreases in Fashion Brands. The $1.3 million increase in Calvin Klein underwear operating income reflects a $5.2 million increase in gross profit (as described above), partially offset by a $3.9 million increase in SG&A expenses primarily related to an increase in certain marketing expenses (including the launch, in January 2005, of the Company's Calvin Klein on-line store) and an increase in variable selling expenses as a result of the increase in net revenues. The $1.6 million decrease in Core Brands operating loss primarily reflects a decline in SG&A expenses as a result of cost cutting initiatives and the Company's continued transition to an outsourced production model. Fashion Brands operating income for the Three Months Ended April 2, 2005 reflects an operating profit of $3.8 million in Lejaby, partially offset by a $1.1 million operating loss in JLO. The $1.1 million decrease in Fashion Brands operating income reflects a $0.4 million increase in operating losses from JLO combined with a $0.7 million decline in Lejaby operating income. The increase in operating loss in JLO was due to the net effect of a $0.7 million increase in gross profit and a $1.1 million increase in SG&A expenses. The decrease in Lejaby operating income primarily reflects the decrease in gross profit previously described.

Sportswear Group

Sportswear Group operating income was as follows:

	For the Three Months Ended April 2, 2005	% of Brand Net Revenues	For the Three Months Ended April 3, 2004	% of Brand Net Revenues
	(in thousands of dollars)
Chaps	$6,047	12.6%	$4,089	12.6%
Calvin Klein jeans	11,440	15.1%	6,314	10.9%
Calvin Klein accessories (a)	1,153	25.9%	953	22.0%
Mass sportswear licensing	776	34.4%	981	44.5%
Sportswear Group	$19,416	14.9%	$12,337	12.7%

(a)	The Calvin Klein accessories license will expire on December 31, 2005.

Sportswear Group operating income increased $7.1 million, or 57.4%, primarily due to increases in operating income in Chaps and Calvin Klein jeans. The improvement in Chaps operating income is attributable to a $4.2 million increase in gross profit, partially offset by a $2.3 million increase in SG&A expenses. Chaps SG&A expenses increased as a result of the increase in net revenues described above; however, Chaps SG&A expenses as a percentage of net revenues remained relatively constant for the Three Months Ended April 2, 2005 compared to the Three Months Ended April 3, 2004. The $5.1 million increase in Calvin Klein jeans operating income reflects the increase in gross profit described previously. The improvement in operating income as a percentage of net revenues in Calvin Klein jeans primarily reflects a decrease in SG&A expenses as a percentage of net revenues resulting from a decrease in distribution costs per unit associated with increased sales volumes and a decrease in certain advertising expenses. The decrease in advertising expenses reflects the timing of certain programs which occurred in the Three Months Ended April 3, 2004 while comparable programs during fiscal 2005 are not expected to occur until the second quarter.

Swimwear Group

Swimwear Group operating income was as follows:

	For the Three Months Ended April 2, 2005	% of Brand Net Revenues	For the Three Months Ended April 3, 2004	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$23,247	24.5%	$22,769	23.2%
Designer	12,576	22.0%	13,636	24.2%
Ocean Pacific	1,562	37.7%	—	—
On-line retail store	676	44.6%	495	47.8%
Swimwear Group	$38,061	24.2%	$36,900	23.8%

Swimwear Group operating income increased $1.2 million, or 3.1%, primarily due to the increase in gross profit of $1.2 million discussed above. Operating income as a percentage of Swimwear net revenues increased 40 basis points as a result of operating income from Ocean Pacific, as well as a planned reduction in marketing expenses combined with a favorable sales mix, partially offset by an increase in design costs related to the development of new brands.

Other Income

Other income for the Three Months Ended April 2, 2005 primarily reflects gains of $0.1 million on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars. Other income for the Three Months Ended April 3, 2004 primarily reflects gains of $1.4 million on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars, combined with realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements.

Interest Expense, Net

Interest expense decreased $0.2 million to $5.0 million for the Three Months Ended April 2, 2005 from $5.2 million for the Three Months Ended April 3, 2004. Interest expense in the Three Months Ended April 2, 2005 included interest on the Company's 8 7/8% Senior Notes due 2013 ("Senior Notes") of $4.3 million (net of interest income of approximately $0.4 million on the 2003 and 2004 Swap Agreements (as described below)), unused commitment fees and letter of credit charges of $0.5 million related to the $175.0 million Senior Secured Revolving Credit Facility (the "Revolving Credit Facility"), amortization of deferred financing fees of $0.6 million and other items of $0.1 million, offset by interest income of $0.5 million. Interest income for the Three Months Ended April 2, 2005 primarily reflects interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash balances on collateral accounts. Interest expense in the Three Months Ended April 3, 2004 included interest on the Company's 8 7/8% Senior Notes of $4.2 million (net of interest income of approximately $0.4 million on the 2003 Swap Agreement (as described below)), unused commitment fees and letters of credit charges of $0.5 million related to the Revolving Credit Facility, amortization of deferred financing fees of $0.6 million and other items of $0.3 million, offset by interest income of $0.4 million. Interest income primarily reflects interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash balances on collateral accounts.

Income Taxes

The provision for income taxes of $18.7 million for the Three Months Ended April 2, 2005 consists of an income tax expense of $11.3 million on domestic earnings and a $7.4 million income tax expense on foreign earnings. The provision for income taxes of $15.8 million for the Three Months Ended April 3, 2004 consists of an income tax expense of $9.0 million on domestic earnings and
$6.8 million on foreign earnings.

During the Three Months Ended April 2, 2005, the Company decreased its valuation allowance by $11.1 million to $154.7 million. The decrease reflects the utilization of domestic net operating loss carryforwards of $10.1 million and the utilization of foreign net operating loss carryforwards of
$1.1 million partially offset by other increases in valuation allowances of $0.1 million. The decrease in the Company's valuation allowance has been recorded against goodwill. See Note 6 of Notes to Consolidated Condensed Financial Statements.

Discontinued Operations

Income from discontinued operations was $0.1 million for the Three Months Ended April 2, 2005. Loss from discontinued operations was $3.5 million for the Three Months Ended April 3, 2004. See Note 3 of Notes to Consolidated Condensed Financial Statements.

Financial Position, Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc. ("Warnaco"), the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value,

which notes mature on June 15, 2013 and bear interest at a rate of 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The amount outstanding under the Senior Notes was $210.0 million as of April 2, 2005, January 1, 2005 and April 3, 2004, respectively.

Interest Rate Swap Agreement

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "2003 Swap Agreement") with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (6.8% at both April 2, 2005 and January 1, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the "2004 Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (7.03% at both April 2, 2005 and January 1, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was reduced to 8.16% as of April 2, 2005.

The fair value of the Company's outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company's 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company's outstanding Senior Notes (the "hedged debt"), changes in the fair value of the outstanding swaps do not have any effect on the Company's results of operations but are recorded in the Company's consolidated condensed balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the hedged debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the hedged debt. The table below summarizes the fair value (unrealized gains/(losses)) of the Company's outstanding swap agreements:

	April 2, 2005	January 1, 2005	April 3, 2004
	(in thousands of dollars)
Unrealized gain (loss)
2003 Swap Agreement	$(628)	$81	$757
2004 Swap Agreement	(675)	(310)	—
Net unrealized gain (loss)	$(1,303)	$(229)	$757

Revolving Credit Facility

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility provides for a four-year, non-amortizing revolving credit facility. The Revolving Credit Facility includes provisions that allow the Company to increase the maximum available borrowings from $175.0 million to $325.0 million. Borrowings under the Revolving Credit Facility bear interest at Citibank N.A.'s base rate plus 1.25% (7.00% at April 2, 2005) or at LIBOR plus 2.25% (approximately 5.37% at April 2, 2005). The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.25%.

The Company had paid down all outstanding borrowings under the Revolving Credit Facility as of January 3, 2004 and had not borrowed under the Revolving Credit Facility during the Three Months Ended April 3, 2004, the year ended January 1, 2005 or the Three Months Ended April 2, 2005.

The Company's Revolving Credit Facility and the terms of the indenture governing its Senior Notes contain certain restrictions and require the Company to meet certain financial and other covenants.

The Company was in compliance with the covenants of both the Revolving Credit facility and Senior Notes as of April 2, 2005, January 1, 2005 and April 3, 2004.

Liquidity

As of April 2, 2005, the Company had approximately $26.1 million of cash and cash equivalents available as collateral against outstanding letters of credit of $48.6 million, approximately $19.8 million of cash and cash equivalents (primarily in foreign subsidiaries), and had approximately $152.5 million of credit available under its Revolving Credit Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit. At April 2, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility.

At April 2, 2005, January 1, 2005 and April 3, 2004, the Company had working capital of $475.3, million, $434.2 million and $419.7 million, including $45.9 million, $65.6 million and $69.0 million of cash and cash equivalents, respectively.

The Company's total debt as of April 2, 2005, January 1, 2005 and April 3, 2004 was $210.7 million, $210.8 million and $211.8 million, respectively, consisting primarily of the Senior Notes.

The Company believes that cash available under the Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next three years. If the Company requires additional sources of capital, it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Three Months Ended April 2, 2005 and the Three Months Ended April 3, 2004:

	For the Three Months Ended
	April 2, 2005	April 3, 2004 (a)
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$(12,148)	$6,783
Discontinued operations	(484)	(2,643)
Net cash provided by (used in) investing activities	(3,743)	14,322
Net cash provided by (used in) financing activities	132	804
Translation adjustments	(3,480)	(3,760)
Increase (decrease) in cash and cash equivalents	$(19,723)	$15,506

(a)	The amounts include the effects of the restatement described in Note 18 of Notes to Consolidated Condensed Financial Statements.

Cash used in operating activities from continuing operations was $12.1 million in the Three Months Ended April 2, 2005 compared to cash provided by operating activities from continuing operations of $6.8 million in the Three Months Ended April 3, 2004. The $18.9 million increase in cash used in operating activities from continuing operations was due primarily to a $103.7 million use of cash for working capital in the Three Months Ended April 2, 2005 compared to a $68.0 million use of cash for working capital in the Three Months Ended April 3, 2004, due primarily to increased inventory levels, partially offset by a $9.1 million increase in net income and a $6.6 million increase in the provision for receivable allowances.

Cash used in investing activities was $3.7 million in the Three Months Ended April 2, 2005 compared to cash provided by investing activities of $14.3 million in the Three Months Ended April 3, 2004. This $18.0 million increase in cash used in investing activities was due primarily to a decrease in proceeds from the sale of business units combined with incremental purchases of property, plant and equipment. During the Three Months Ended April 3, 2004, the Company sold the assets of the A.B.S. by Allen Schwartz business unit for $14.8 million. The Company did not have any sales of business units during the Three Months Ended April 2, 2005. During the Three Months Ended April 3, 2004, the Company's capital expenditures were $5.1 million primarily related to the implementation of the SAP Apparel and Footwear Solution and expenditures to support its expansion and introduction of new and expanded product lines.

Cash provided by financing activities was $0.1 million in the Three Months Ended April 2, 2005 compared to $0.8 million in the Three Months Ended April 3, 2004. This $0.7 million decrease was due primarily to a decrease in proceeds in connection with the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of April 2, 2005 were not materially different from those disclosed in the Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 for a description of these obligations and commitments.

Off-Balance Sheet Arrangements

The Company is not engaged in any off-balance sheet arrangements through unconsolidated limited purpose entities.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains "forward-looking statements" within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 175 of the Securities Act of 1933, as amended, and relevant legal decisions. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company's estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words "believe," "anticipate," "expect," "estimate," "intend," "may," "project," "scheduled to," "seek," "should," "will be," "will continue," "will likely result," or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

•	The impact of general economic conditions that affect the apparel industry, the highly cyclical nature of the apparel industry and the apparel industry's dependence upon the overall level of consumer spending;

•	The Company's failure to anticipate, identify or promptly react to changing trends, styles or brand preferences, which may reduce demand for the Company's products and/or result in excess inventories and markdowns;

•	Further declines in prices in the apparel industry resulting from, among others, the trend to move manufacturing operations offshore, the elimination of trade quotas in China, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition and consolidation in the retail industry;

•	Declining sales resulting from competition in the Company's markets and the ability of the Company to effectively compete with domestic and foreign apparel manufacturers and distributors, some of which are larger, more diversified and have greater financial and other resources than it;

•	Increases in the prices of raw materials used in the manufacture of the Company's products (which consist primarily of cotton and chemical components of synthetic fabrics) resulting from general changes in market prices for raw materials, price volatility caused by weather, supply conditions, government regulations, economic climate or other unpredictable factors, coupled with the Company's inability to correspondingly increase the prices it charges its customers;

•	Shortages of sourced goods or the Company's inability to secure and/or sustain favorable sourcing relationships, and interruptions in the Company's manufacturing or distribution or other events resulting in difficulty in procuring or producing the Company's products on a cost-effective basis;

•	The effect on the Company's domestic and foreign operations and sourcing arrangements of federal, state and local laws and regulations, including, without limitation, labor, workplace and environmental laws and regulations;

•	Changing international trade regulation, including the imposition of quotas on imports of textiles and apparel from countries from which the Company procures raw materials, such as yarn, or where the Company's sourcing arrangements or manufacturing facilities are located, or the elimination of quotas from countries which historically have had lower labor costs, including China and Taiwan, resulting in increased competition from such countries;

•	The Company's ability to protect its registered and common law owned trademarks, as well as certain of its licensed trademarks, or the costs incurred by the Company in bringing claims against, or defending challenges by, third parties with respect to such intellectual property;

•	The Company's dependence on a limited number of customers, the loss of a significant customer or group of customers which, in the aggregate, would be considered significant, or the potential loss of customers resulting from additional consolidation in the retail industry;

•	The Company's ability to maintain favorable relationships with its licensors and licensees, including the risk that the deterioration in these relationships could impair the Company's ability to market its brands and distribute its products;

•	The Company's dependence on the reputation of its brand names, including the possibility that the value of the Company's brands could be diminished by actions taken by licensors or by others who have rights to use the brands for other products and/or in other territories;

•	The Company's exposure to conditions in overseas markets in connection with the Company's foreign operations and the sourcing of many of its products from foreign third-party vendors, including the effects of social, political and economic conditions in or affecting such foreign countries;

•	The Company's foreign currency exposure relating to buying, selling and financing in currencies other than the U.S. dollar;

•	Unanticipated internal control deficiencies or weaknesses, or the Company's inability to maintain effective disclosure controls and procedures, in each case, which could impair the Company's ability to provide timely and reliable financial information;

•	The sufficiency of cash generated from the Company's future operating activities, together with cash available under the Company's Revolving Credit Facility, to fund operations, including capital expenditures, or, if such sources of capital are not sufficient, the Company's ability to secure additional financing, sell assets or reduce capital expenditures;

In addition, the Company encourages investors to read the discussion of the Company's critical accounting policies under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Critical Accounting Policies" contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 as well as in this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's market risk from exposure to changes in interest rates is limited because the Company did not have any borrowings outstanding under the Revolving Credit Facility and the interest rate on the Company's Senior Notes is fixed. However, as of April 2, 2005, the Company was exposed to interest rate risk on its 2003 and 2004 Swap Agreements with notional amounts totaling $75 million. The variable interest rate portion of the Company's outstanding Swap Agreements is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical adverse change in interest rates of 100 basis points as of January 2, 2005 (i.e., an increase from the Company's actual interest rate of 4.81% at April 2, 2005 to 5.81%) would have resulted in an increase in interest expense related to the 2003 and 2004 Swap Agreements of approximately $0.8 million for the Three Months Ended April 2, 2005. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Senior Notes, as the interest rate on the Senior Notes is fixed at 8 7/8% per annum.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations which accounted for approximately 25% of the Company's total net revenues for the Three Months Ended April 2, 2005. Certain foreign operations of the Company purchase products from suppliers denominated in United States dollars. Total purchases of products made by foreign subsidiaries denominated in United States dollars amounted to approximately $47.2 million for the Three Months Ended April 2, 2005. A hypothetical decrease of 10% in the value of these foreign currencies relative to the United States dollar would have increased cost of good sold (which would decrease operating income) by $4.7 million for the Three Months Ended April 2, 2005.

On May 5, 2005, the Company entered into foreign exchange contracts to purchase approximately $1.6 million for a total of approximately 1.3 million euros at a weighted-average exchange rate of 1.29 through July 25, 2005. See Note 19 of Notes to Consolidated Condensed Financial Statements.

Item 4.    Controls and Procedures.

(a) Disclosure Controls and Procedures.    The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on management's evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting.    There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 16—Legal Matters.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Letter Agreement, dated as of April 16, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke.†

Exhibit No.	Description of Exhibit
10.2	Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 8, 2005).*
10.3	The Warnaco Group, Inc. Deferred Compensation Plan, dated as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 28, 2005).*
10.4	2005 Directors' Compensation (as previously disclosed in The Warnaco Group, Inc.'s 8-K filed March 10, 2005) (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed March 10, 2005).*
10.5	2005 Base Salaries of Named Executive Officers (as previously disclosed in The Warnaco Group, Inc.'s Form 8-K filed March 10, 2005).†
10.6	2005 Performance Bonus Targets for Named Executive Officers (as previously disclosed in The Warnaco Group, Inc.'s Form 8-K filed March 10, 2005).†
10.7	2004 Bonus Awards (as previously disclosed in The Warnaco Group, Inc.'s Form 8-K filed March 10, 2005).†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: May 10, 2005	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer

Date: May 10, 2005	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer