Form 10-Q
period 2005-07-02
WARNACO GROUP INC /DE/
filed 2005-08-10
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005
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

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of July 29, 2005 is as follows: 45,556,900.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

		PAGE NUMBER
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of July 2, 2005, January 1, 2005 and July 3, 2004 (as restated)	1
	Consolidated Condensed Statements of Operations for the Three Months Ended July 2, 2005, for the Three Months Ended July 3, 2004, for the Six Months Ended July 2, 2005 and for the Six Months Ended July 3, 2004	2
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 2, 2005 and for the Six Months Ended July 3, 2004 (as restated)	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
SIGNATURES		50

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	July 2, 2005	January 1, 2005	July 3, 2004
			(As Restated)
			(See Note 18)
ASSETS
Current assets:
Cash and cash equivalents	$153,896	$65,588	$162,690
Accounts receivable, less reserves of $55,193, $54,943 and $49,373 as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively	204,228	219,805	205,292
Inventories	277,285	335,651	228,314
Assets of discontinued operations	—	2,618	5,909
Prepaid expenses and other current assets (including deferred income taxes of $1,163, $727 and $9,011 as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively)	48,365	45,411	64,850
Total current assets	683,774	669,073	667,055
Property, plant and equipment, net	105,998	106,937	99,001
Other assets:
Licenses, trademarks and other intangible assets, net	305,573	305,505	269,734
Goodwill	41,133	43,671	40,432
Other assets (including deferred income taxes of $5,508, $5,568 and $1,516 as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively)	22,769	28,718	33,932
Total other assets	369,475	377,894	344,098
Total assets	$1,159,247	$1,153,904	$1,110,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$91,060	$122,418	$111,012
Accrued liabilities	83,044	88,644	84,021
Accrued income taxes payable (including deferred income taxes of $1,801, $1,746 and $80 as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively)	29,867	22,336	29,415
Liabilities of discontinued operations	—	1,450	2,908
Total current liabilities	203,971	234,848	227,356
Long-term debt	210,575	210,799	210,913
Other long-term liabilities (including deferred income taxes of $76,329, $67,744 and $58,649 as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively)	137,037	131,308	127,377
Commitments and contingencies (See Notes 3, 4, 6, 7, 10, 11, 12, 16, 17 and 19)
Stockholders' equity:
Preferred stock (See Note 13)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 45,855,783, 45,655,515 and 45,370,712 issued as of July 2, 2005, January 1, 2005, and July 3, 2004, respectively	459	456	454
Additional paid-in capital	525,460	518,591	515,051
Accumulated other comprehensive income	4,028	15,561	4,639
Retained earnings	78,033	42,354	24,504
Treasury stock, at cost, 13,001, 638 and 8,278 shares as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively	(316)	(13)	(140)
Total stockholders' equity	607,664	576,949	544,508
Total liabilities and stockholders' equity	$1,159,247	$1,153,904	$1,110,154

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended
	July 2, 2005	July 3, 2004
Net revenues	$374,679	$332,077
Cost of goods sold	261,708	228,645
Gross profit	112,971	103,432
Selling, general and administrative expenses	96,482	89,169
Pension expense	200	329
Restructuring items	721	1,140
Operating income	15,568	12,794
Other (income) loss	882	(495)
Interest expense, net	4,524	4,985
Income from continuing operations before provision for income taxes	10,162	8,304
Provision for income taxes	3,581	3,874
Income from continuing operations	6,581	4,430
Income (loss) from discontinued operations, net of income taxes	(253)	12
Net income	$6,328	$4,442
Basic and diluted income per common share:
Income from continuing operations	$0.14	$0.10
Income (loss) from discontinued operations	—	—
Net income	$0.14	$0.10
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,817,470	45,370,712
Diluted	46,408,883	46,623,704

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Six Months Ended
	July 2, 2005	July 3, 2004
Net revenues	$814,220	$725,330
Cost of goods sold	544,241	480,401
Gross profit	269,979	244,929
Selling, general and administrative expenses	200,367	184,840
Pension expense	400	660
Restructuring items	727	3,463
Operating income	68,485	55,966
Other (income) loss	791	(1,961)
Interest expense, net	9,558	10,150
Income from continuing operations before provision for income taxes	58,136	47,777
Provision for income taxes	22,329	19,645
Income from continuing operations	35,807	28,132
Loss from discontinued operations, net of income taxes	(128)	(3,466)
Net income	$35,679	$24,666
Basic income per common share:
Income from continuing operations	$0.78	$0.62
Loss from discontinued operations	—	(0.08)
Net income	$0.78	$0.54
Diluted income per common share:
Income from continuing operations	$0.77	$0.61
Loss from discontinued operations	—	(0.08)
Net income	$0.77	$0.53
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,752,718	45,294,544
Diluted	46,277,498	46,277,772

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 2, 2005	July 3, 2004
		(As Restated)
		(See Note 18)
Cash flows from operating activities:
Net income	$35,679	$24,666
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	128	3,466
Depreciation and amortization	16,407	15,043
Write-off of non-trade receivable	1,230	—
Stock compensation	4,929	3,134
Amortization of deferred financing costs	1,146	1,134
Provision for receivable allowances	83,953	66,183
Provision for inventory reserves	18,394	15,645
Foreign exchange gain	—	(1,638)
Other	(6,064)	(155)
Landlord reimbursements	—	5,283
Change in operating assets and liabilities:
Accounts receivable	(68,348)	(61,984)
Inventories	39,972	35,880
Prepaid expenses and other assets	(1,471)	(13,108)
Accounts payable, accrued expenses and other liabilities	(40,714)	(10,407)
Accrued and deferred income taxes	19,097	18,982
Net cash provided by operating activities from continuing operations	104,338	102,124
Net cash provided by (used in) operating activities from discontinued operations	1,159	(4,185)
Net cash provided by operating activities	105,497	97,939
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	3,391	4,343
Purchase of property, plant & equipment	(14,504)	(7,500)
Purchase of intangible asset	(4,300)	—
Proceeds from sale of business units, net of cash balances	—	15,179
Other	(276)	—
Net cash provided by (used in) investing activities	(15,689)	12,022
Cash flows from financing activities:
Proceeds from the exercise of employee stock options	1,230	2,443
Other	(945)	(799)
Net cash provided by financing activities	285	1,644
Translation adjustments	(1,785)	(2,372)
Increase in cash and cash equivalents	88,308	109,233
Cash and cash equivalents at beginning of period	65,588	53,457
Cash and cash equivalents at end of period	$153,896	$162,690

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

Periods Covered:    The period from April 3, 2005 to July 2, 2005 (the "Three Months Ended July 2, 2005") and the period April 4, 2004 to July 3, 2004 (the "Three Months Ended July 3, 2004") each contained thirteen weeks of operations. The period from January 2, 2005 to July 2, 2005 (the "Six Months Ended July 2, 2005") and the period January 4, 2004 to July 3, 2004 (the "Six Months Ended July 3, 2004") each contained twenty-six weeks of operations.

Reclassifications:    Certain prior period balance sheet items have been reclassified to conform to the current period presentation.

Financial Instruments:    During the Three Months Ended July 2, 2005, the Company entered into foreign currency exchange contracts. The foreign currency exchange contracts mature through November 2005 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company's European subsidiaries. See Note 10. The foreign currency exchange contracts are designated as cash flow hedges. Changes in the fair values of the aforementioned cash flow hedges are deferred and recorded as a component of other comprehensive income until the associated hedged transactions impact the statement of operations, at which time the deferred gains or losses are recorded in cost of goods sold. The Company also utilizes interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 12. A number of major international financial institutions are counterparties to the Company's outstanding letters of credit, interest rate swap agreements and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance of these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties. The Company does not use derivative financial instruments for speculative or trading purposes.

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material effect on the Company's consolidated financial statements.

Note 2—Stock-Based Compensation

At the annual meeting of stockholders of the Company held on May 23, 2005, the Company's stockholders approved The Warnaco Group, Inc. 2005 Stock Incentive Plan (the "2005 Stock Incentive Plan") for directors, executive officers and other key employees and consultants of the Company and its affiliates.

The 2005 Stock Incentive Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. The Company's Board of Directors adopted the 2005 Stock Incentive Plan to promote the interests of the Company and its stockholders by (i) attracting and retaining qualified directors, executive personnel and other key employees and consultants of the Company and its affiliates; (ii) motivating such directors, employees and consultants by means of performance-related incentives to achieve longer-range performance goals; and (iii) enabling such directors, employees and consultants to participate in the long-term growth and financial success of the Company. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,000,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards and other stock-based awards shall be 750,000. The Compensation Committee of the Company's Board of Directors is responsible for administering the 2005 Stock Incentive Plan.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Pursuant to the 2005 Stock Incentive Plan, during the Three Months Ended July 2, 2005, the Company granted 872,450 stock options to employees, net of cancellations. In addition, the Company granted 131,600 shares of restricted stock to employees, net of cancellations. Each of these equity awards will vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on each such anniversary date.

Pursuant to The Warnaco Group, Inc. 2003 Stock Incentive Plan, during the Six Months Ended July 2, 2005, the Company granted 14,400 stock options to employees and 68,200 stock options were cancelled. In addition, the Company granted, net of cancellations, 135,885 shares of restricted stock to employees. Each of these equity awards will vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on each such anniversary.

A summary of stock-based compensation expense is as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Stock-based compensation expense before income taxes:
Stock options	$1,721	$1,135	$2,942	$1,955
Restricted stock grants	1,048	635	1,987	1,179
Total	2,769	1,770	4,929	3,134

Income tax benefit:
Stock options	611	465	1,051	802
Restricted stock grants	372	260	710	483
Total	983	725	1,761	1,285

Stock-based compensation expense after income taxes:
Stock options	1,110	670	1,891	1,153
Restricted stock grants	676	375	1,277	696
Total	$1,786	$1,045	$3,168	$1,849

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Weighted average risk free rate of return	3.83%	3.74%	3.83%	3.36%
Dividend yield (a)	—	—	—	—
Expected volatility of the market price of the Company's common stock	30.0%	35.0%	30.0%	35.0%
Expected option life	6 years	5 years	6 years	5 years

(a)	The terms of the Company's $175,000 Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (the

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

"Senior Notes") limit the Company's ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years.

Note 3—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for the fiscal year ended January 1, 2005, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net revenues	$26	$1,952	$222	$13,228
Loss before benefit for income taxes	(428)	(52)	(235)	(5,783)
Benefit for income taxes	(175)	(64)	(107)	(2,317)
Income (loss) from discontinued operations	$(253)	$12	$(128)	$(3,466)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	July 2, 2005	January 1, 2005 (a)	July 3, 2004 (b)

Accounts receivable, net	$—	$1,735	$1,099
Inventories, net	—	40	1,946
Prepaid expenses and other current assets	—	504	781
Property, plant and equipment, net	—	280	874
Intangible and other assets	—	59	1,209
Assets of discontinued operations	$—	$2,618	$5,909
Accounts payable	$—	$130	$175
Accrued liabilities	—	1,320	2,733
Liabilities of discontinued operations	$—	$1,450	$2,908

(a)	Assets at January 1, 2005 relate to the Warner's® business in Europe and liabilities at January 1, 2005 relate to the Warner's business in Europe and the Speedo Authentic Fitness® retail stores.

(b)	Assets and liabilities at July 3, 2004 relate to the Warner's business in Europe and the Speedo Authentic Fitness retail stores.

Note 4—Restructuring Items

During the Three Months Ended July 2, 2005 and the Six Months Ended July 2, 2005, the Company incurred restructuring charges of $721 and $727, respectively, primarily related to the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities. During the Three Months Ended July 3, 2004 and the Six Months Ended July 3, 2004, the Company incurred restructuring charges of $1,140 and $3,463, respectively, primarily related to the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of restructuring charges is as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Employee termination costs and related items (a)	$108	$491	$75	$2,530
Facility shutdown costs, loss on disposal/write-down of property, plant and equipment (b)	743	502	779	786
Lease and contract termination costs (c)	(130)	119	(130)	119
Legal and professional fees	—	28	3	28
	$721	$1,140	$727	$3,463
Cash portion of restructuring items	$23	$917	$11	$3,225
Non-cash portion of restructuring items	$698	$223	$716	$238

(a)	For the Six Months Ended July 2, 2005, includes severance and other benefits of $136 payable to 19 employees, partially offset by a $61 reduction in employee termination accruals which are no longer required. For the Six Months Ended July 3, 2004, includes severance and other benefits of approximately $1,538 payable to approximately 480 employees whose jobs were eliminated as part of the Company's restructuring initiatives, including severance and other benefits of approximately $992 payable to employees at the Company's San Luis, Mexico manufacturing facility (which was sold during the Six Months Ended July 3, 2004).

(b)	For the Six Months Ended July 2, 2005 and the Six Months Ended July 3, 2004 amounts include $716 and $332, respectively, of losses on disposal/writedowns of assets related to facilities that had been either closed or sold in prior periods.

(c)	For the Six Months Ended July 2, 2005, amount includes the reversal of an accrual no longer required related to the closure of a technical production support center located in Van Nuys, California. The Company settled the lease with the landlord earlier than anticipated.

Changes in liabilities related to restructuring items for the Six Months Ended July 2, 2005 are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal and Professional Fees	Lease and Contract Termination Costs	Total

Balance at January 1, 2005	$2,619	$4	$25	$573	$3,221
Charges for the Six Months Ended July 2, 2005	75	63	3	(130)	11
Cash reductions for the Six Months Ended July 2, 2005	(874)	(58)	(7)	(437)	(1,376)
Non-cash reductions and foreign currency effects	(263)	2	—	(6)	(267)
Balance at July 2, 2005 (a)	$1,557	$11	$21	$—	$1,589

(a)	The Company expects that substantially all of the liabilities related to these restructuring items will be paid by the end of fiscal 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 5—Business Segments and Geographic Information

Business Segments:    The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under brand names including Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, J. Lo by Jennifer Lopez®, Calvin Klein®, Lejaby®, Axcelerate engineered by Speedo® and Rasurel®. The Intimate Apparel Group also operates 83 Calvin Klein underwear retail stores worldwide (consisting of 48 stores directly operated by the Intimate Apparel Group, including one on-line store, and 35 stores operated under retail licenses or distributorship agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and junior's sportswear under brand names including Calvin Klein and Chaps®.

The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products and licenses its owned brand names to suppliers of apparel and other products in widely diversified channels of distribution. The Swimwear Group's significant brand names include Speedo, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, Ocean Pacific®, Op® and Calvin Klein. The Swimwear Group also operates a Speedo on-line store and two retail stores which opened in July 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information by business group, excluding discontinued operations, is set forth below.

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate/ Other Items	Total
For the Three Months Ended July 2, 2005
Net revenues	$143,328	$120,073	$111,278	$374,679	$—	$374,679
Operating income (loss)	11,224	16,753	5,804	33,781	(18,213)	15,568
Depreciation and amortization	1,915	1,584	1,392	4,891	3,305	8,196
Restructuring items	—	—	—	—	721	721
Capital expenditures	2,816	263	1,204	4,283	3,405	7,688

For the Six Months Ended July 2, 2005
Net revenues	$295,103	$250,436	$268,681	$814,220	$—	$814,220
Operating income (loss)	26,274	36,169	43,865	106,308	(37,823)	68,485
Depreciation and amortization	3,835	3,181	2,621	9,637	6,770	16,407
Restructuring items	—	—	—	—	727	727
Capital expenditures	3,577	468	1,724	5,769	8,157	13,926

For the Three Months Ended July 3, 2004
Net revenues	$128,367	$91,564	$112,146	$332,077	$—	$332,077
Operating income (loss)	8,284	8,171	15,171	31,626	(18,832)	12,794
Depreciation and amortization	1,750	1,327	986	4,063	3,395	7,458
Restructuring items	—	—	—	—	1,140	1,140
Capital expenditures	2,188	1,142	159	3,489	3,346	6,835

For the Six Months Ended July 3, 2004
Net revenues	$269,549	$188,367	$267,414	$725,330	$—	$725,330
Operating income (loss)	21,483	20,508	52,071	94,062	(38,096)	55,966
Depreciation and amortization	3,637	2,755	1,861	8,253	6,790	15,043
Restructuring items	—	—	—	—	3,463	3,463
Capital expenditures	2,974	1,254	654	4,882	4,528	9,410

Balance Sheet
Total Assets:
July 2, 2005	$278,707	$246,127	$291,447	$816,281	$342,966	$1,159,247
January 1, 2005	303,484	254,728	356,288	914,500	239,404	1,153,904
July 3, 2004 (As restated—See Note 18)	290,863	235,435	222,894	749,192	360,962	1,110,154
Property, Plant and Equipment:
July 2, 2005	$16,802	$7,588	$15,642	$40,032	$65,966	$105,998
January 1, 2005	17,545	8,875	15,917	42,337	64,600	106,937
July 3, 2004 (As restated—See Note 18)	13,453	13,600	15,835	42,888	56,113	99,001

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

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Corporate departmental expenses	$14,187	$14,297	$30,326	$27,843
Restructuring items	721	1,140	727	3,463
Depreciation and amortization of corporate assets	3,305	3,395	6,770	6,790
Corporate/other items	$18,213	$18,832	$37,823	$38,096

A reconciliation of group operating income to income from continuing operations before provision for income taxes is as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Group operating income	$33,781	$31,626	$106,308	$94,062
Corporate/other items	(18,213)	(18,832)	(37,823)	(38,096)
Operating income	15,568	12,794	68,485	55,966
Other (income) loss	882	(495)	791	(1,961)
Interest expense, net	4,524	4,985	9,558	10,150
Income from continuing operations before provision for income taxes	$10,162	$8,304	$58,136	$47,777

Geographic Information: Net revenues summarized by geographic location are as follows:

	For the Three Months Ended
	July 2, 2005		July 3, 2004
Net revenues:
United States	$272,212	72.6%	$243,014	73.2%
Europe	60,255	16.1%	54,229	16.3%
Canada	23,697	6.3%	21,154	6.4%
Mexico	10,748	2.9%	8,098	2.4%
Asia	7,767	2.1%	5,582	1.7%
	$374,679	100.0%	$332,077	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Six Months Ended
	July 2, 2005		July 3, 2004
Net revenues:
United States	$594,587	73.1%	$534,852	73.6%
Europe	130,538	16.0%	118,635	16.4%
Canada	49,597	6.1%	44,748	6.2%
Mexico	22,892	2.8%	14,912	2.1%
Asia	16,606	2.0%	12,183	1.7%
	$814,220	100.0%	$725,330	100.0%

Information about Major Customers:    For the Three Months Ended July 2, 2005, no customer accounted for 10% or more of the Company's net revenues and for the Three Months Ended July 3, 2004, one company, TJX Companies Inc., accounted for 11.5% of the Company's net revenues. For the Six Months Ended July 2, 2005 and for the Six Months Ended July 3, 2004, one customer, Wal-Mart Stores, Inc., accounted for 10.5% and 10.7%, respectively, of the Company's net revenues.

Note 6—Income Taxes

The following presents the United States and foreign components of the Company's provision (benefit) for income taxes included in income from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Domestic (a)	$(1,201)	$379	$10,105	$9,334
Foreign	4,782	3,495	12,224	10,311
Total	$3,581	$3,874	$22,329	$19,645

(a)	The domestic tax benefit for the Three Months Ended July 2, 2005 reflects a seasonal domestic pretax loss of $3,048.

The effective tax rate for the Three Months Ended July 2, 2005 was approximately 35% compared to approximately 47% for the Three Months Ended July 3, 2004. The effective tax rate for the Six Months Ended July 2, 2005 was approximately 38% compared to approximately 41% for the Six Months Ended July 3, 2004. The Company's effective tax rate on foreign income is lower than its effective tax rate on domestic income since the earnings of foreign subsidiaries are considered to be permanently invested by the Company.

During the Three Months Ended July 2, 2005, the Company decreased its valuation allowance by $1,646 to $153,036. The decrease primarily reflects the utilization of foreign net operating loss carryforwards of $2,753 offset by other valuation allowance increases of $1,107. The decrease in the Company's valuation allowance has been recorded against goodwill.

On February 4, 2003, the Company emerged from bankruptcy and realized a gain on the cancellation of pre-petition indebtedness of $1,693,000 for the 2003 tax year. Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of $246,235, which can be used to reduce U.S. taxable income, if any, by approximately $23,415 per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Therefore, in accordance with SFAS No. 5, Accounting for Contingencies, the Company has recorded a tax reserve of $9,081 against goodwill for the portion of the U.S. net operating loss carryforwards utilized in the Six Months Ended July 2, 2005.

Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJC Act") was signed into law. The AJC Act provides for a special one-time dividends received tax deduction of 85 percent of certain foreign earnings that are repatriated in either a company's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The AJC Act would require the payment of U.S. tax on the portion of the dividend not subject to the dividends received deduction, even though the Company has U.S. net operating loss carryforwards. All of the Company's foreign earnings are permanently reinvested for the Six Months Ended July 2, 2005. However, the Company will re-evaluate the opportunity to utilize the 85 percent dividends received deduction during the remainder of the 2005 fiscal year. The Company has not yet completed its evaluation as to how the AJC Act's one-time repatriation provisions will affect its overseas earnings currently considered permanently reinvested as defined under APB Opinion No. 23, Accounting for Income Taxes — Special Areas for 2005. The income tax effects of any potential repatriation in the 2005 fiscal year cannot currently be estimated.

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

The Company follows SFAS No. 87, Employers' Accounting for Pensions ("SFAS 87"), in regard to accounting for the Pension Plan. Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period.

The Company's contributions to the Pension Plan were $2,713 through July 2, 2005 and are expected to be $2,687 through December 31, 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The components of net periodic benefit cost were as follows:

	Pension Benefit Plans		Other Benefit Plans
	For the Three Months Ended		For the Three Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$—	$—	$89	$80
Interest cost	2,140	2,134	67	78
Expected return on plan assets	(1,940)	(1,805)	—	—
Amortization of prior service cost	—	—	—	—
Net actuarial gain	—	—	—	(8)
Net periodic benefit cost	$200	$329	$156	$150

	Pension Benefit Plans		Other Benefit Plans
	For the Six Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Service cost	$—	$—	$257	$160
Interest cost	4,280	4,270	134	156
Expected return on plan assets	(3,880)	(3,610)	—	—
Amortization of prior service cost	—	—	—	—
Net actuarial gain	—	—	—	(16)
Net periodic benefit cost	$400	$660	$391	$300

Note 8—Comprehensive Income

The components of comprehensive income (loss) were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$6,328	$4,442	$35,679	$24,666
Other comprehensive income (loss):
Foreign currency translation adjustments (a)	(6,829)	1,414	(11,606)	(6,926)
Other	71	(13)	73	(26)
Total comprehensive income (loss)	$(430)	$5,843	$24,146	$17,714

The components of accumulated other comprehensive income were as follows:

	July 2, 2005	January 1, 2005	July 3, 2004
Foreign currency translation adjustments (a)	$3,938	$15,544	$4,630
Other	90	17	9
Total accumulated other comprehensive income	$4,028	$15,561	$4,639

(a)	The decrease in foreign currency translation adjustments from January 1, 2005 to July 2, 2005 primarily reflects the strengthening of the United States dollar compared to the euro.

Note 9—Accounts Receivable

As of July 2, 2005, January 1, 2005 and July 3, 2004, the Company had $257,782, $271,920 and $247,900 of open trade invoices and other receivables and $1,639, $2,828 and $6,765 of open debit

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of July 2, 2005, January 1, 2005 and July 3, 2004, the Company recorded $55,193, $54,943 and $49,373 of accounts receivable reserves, respectively.

Note 10—Inventories

Inventories are valued at the lower of cost (using the first-in first-out method) or market and are summarized as follows:

	July 2, 2005	January 1, 2005	July 3, 2004
Finished goods	$211,793	$259,451	$163,420
Work in process/in transit	40,204	45,384	36,750
Raw materials	25,288	30,816	28,144
	$277,285	$335,651	$228,314

At July 2, 2005, January 1, 2005 and July 3, 2004, the Company had inventory with a carrying value of approximately $56,400, $53,500 and $39,800, respectively, which was potentially excess. Based upon the estimated recoveries related to such inventory, as of July 2, 2005, January 1, 2005 and July 3, 2004, the Company reduced the carrying value of such inventory by approximately $24,300, $22,400 and $22,700, respectively, for excess and other inventory adjustments.

As of July 2, 2005, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $5,516 for a total of approximately €4,474 at a weighted-average exchange rate of 1.233. The foreign currency exchange contracts mature through November 2005 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company's European subsidiaries.

Note 11—Goodwill and Intangible Assets

The following tables set forth intangible assets at July 2, 2005, January 1, 2005 and July 3, 2004:

	July 2, 2005			January 1, 2005			July 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term:
Company as licensee (a)	$108,363	$7,716	$100,647	$104,030	$6,140	$97,890	$104,030	$4,735	$99,295
Company as licensor	5,861	975	4,886	5,861	425	5,436	—	—	—
Sales order backlog	11,800	11,800	—	11,800	11,800	—	11,800	11,800	—
Other	662	662	—	662	662	—	662	662	—
Total finite lived intangible assets	126,686	21,153	105,533	122,353	19,027	103,326	116,492	17,197	99,295
Indefinite lived intangible assets:
Trademarks	154,540	—	154,540	156,679	—	156,679	124,939	—	124,939
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500	45,500	—	45,500
Total indefinite lived intangible assets	200,040	—	200,040	202,179	—	202,179	170,439	—	170,439
Intangible assets	$326,726	$21,153	$305,573	$324,532	$19,027	$305,505	$286,931	$17,197	$269,734

(a)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women's swimwear. The license was subject to the rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

acquired the remaining rights under the Calvin Klein swimwear license for $4,300, which is being amortized through June 2007 using the straight-line method. In connection with the acquisition of the remaining license rights, the Company's minimum royalties under the license were increased by $1,410, $1,545, $1,195, $465, and $252 for fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009, respectively. The Company is entitled to up to $1,150 in reimbursement from the predecessor licensee against the 2005 minimum royalties.

The following table summarizes the Company's estimated amortization expense for the next five years:

2006	$5,876
2007	4,779
2008	3,527
2009	3,389
2010	3,005

The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended July 2, 2005:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at January 1, 2005	$13,180	$6,076	$24,415	$43,671
Adjustments:
Income taxes	(1,417)	(994)	(967)	(3,378)
Other (a)	(46)	812	74	840
Goodwill balance at July 2, 2005	$11,717	$5,894	$23,522	$41,133

(a)	Reflects, among other items, amounts accrued during the Three Months Ended July 2, 2005 for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The Company estimates the total consideration for the acquisition will be approximately $2,000 and will be fully recognized by the end of February 2006.

Note 12—Debt

Debt was as follows:

	July 2, 2005	January 1, 2005	July 3, 2004
8 7/8% Senior Notes due 2013	$210,000	$210,000	$210,000
Capital lease obligations	575	799	913
	$210,575	$210,799	$210,913

As a result of the interest rate swap agreements entered into on September 18, 2003 (the "2003 Swap Agreement") and November 5, 2004 (the "2004 Swap Agreement"), the weighted average effective interest rate of the Senior Notes was reduced to 8.49% as of July 2, 2005, 8.16% as of January 1, 2005 and 8.18% as of July 3, 2004.

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

	July 2, 2005	January 1, 2005	July 3, 2004
Unrealized gain (loss)
2003 Swap Agreement	$137	$81	$(865)
2004 Swap Agreement	(249)	(310)	—
Net Unrealized loss	$(112)	$(229)	$(865)

The Revolving Credit Facility and the terms of the indenture governing the Senior Notes contain certain restrictions and require the Company to meet certain financial and other covenants.

The Company was in compliance with the covenants of both the Revolving Credit Facility and the Senior Notes at July 2, 2005, January 1, 2005 and July 3, 2004.

As of July 2, 2005, the Company had approximately $126,906 of cash and cash equivalents available as collateral against outstanding letters of credit of $57,079, approximately $26,990 of other cash and cash equivalents held by foreign subsidiaries, and approximately $244,827 of credit available under its Revolving Credit Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit. At July 2, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility.

During the Three Months Ended July 2, 2005 and the Six Months Ended July 2, 2005, the Company included $216 and $369, respectively, of capitalized interest expense in fixed assets.

Note 13—Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of July 2, 2005, January 1, 2005 and July 3, 2004.

Note 14—Supplemental Cash Flow Information

	For the Six Months Ended
	July 2, 2005	July 3, 2004
Cash paid during the period for:
Interest, net of interest income received	$9,210	$9,690
Income taxes refunded, net	(483)	(1,200)
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	1,819	3,726
Note receivable/(reserved for) on asset sales	(298)	670

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 15—Income Per Common Share

	For the Three Months Ended
	July 2, 2005	July 3, 2004
Numerator for basic and diluted income per common share:
Income from continuing operations	$6,581	$4,430
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,817,470	45,370,712
Income per common share from continuing operations	$0.14	$0.10
Diluted:
Weighted average number of shares outstanding	45,817,470	45,370,712
Effect of dilutive securities:
Employee stock options	455,495	823,998
Unvested employees' restricted stock	135,918	428,994
Weighted average number of shares and share equivalents outstanding	46,408,883	46,623,704
Income per common share from continuing operations	$0.14	$0.10
Number of anti-dilutive "out-of-the-money" stock options outstanding	—	14,400

	For the Six Months Ended
	July 2, 2005	July 3, 2004
Numerator for basic and diluted income per common share:
Income from continuing operations	$35,807	$28,132
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,752,718	45,294,544
Income per common share from continuing operations	$0.78	$0.62
Diluted:
Weighted average number of shares outstanding	45,752,718	45,294,544
Effect of dilutive securities:
Employee stock options	440,835	629,172
Unvested employees' restricted stock	83,945	354,056
Weighted average number of shares and share equivalents outstanding	46,277,498	46,277,772
Income per common share from continuing operations	$0.77	$0.61
Number of anti-dilutive "out-of-the-money" stock options outstanding	—	54,000

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

Note 17—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of July 2, 2005, January 1, 2005 and July 3, 2004 and for the Six Months Ended July 2, 2005 and the Six Months Ended July 3, 2004 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the "Guarantor Subsidiaries"); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries"); and (v) the Company on a consolidated basis.

	July 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$127,985	$498	$25,413	$—	$153,896
Accounts receivable, net	—	—	138,216	66,012	—	204,228
Inventories	—	87,923	106,353	83,009	—	277,285
Assets of discontinued operations	—	(24)	24	—	—	—
Prepaid expenses and other current assets	—	20,367	13,278	14,720	—	48,365
Total current assets	—	236,251	258,369	189,154	—	683,774
Property, plant and equipment, net	—	37,987	46,092	21,919	—	105,998
Investment in subsidiaries	836,290	551,543	—	—	(1,387,833)	—
Other assets	—	49,493	303,037	16,945	—	369,475
Total assets	$836,290	$875,274	$607,498	$228,018	$(1,387,833)	$1,159,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$89,835	$37,855	$76,278	$—	$203,968
Total current liabilities	—	89,835	37,855	76,278	—	203,968
Intercompany accounts	228,626	(146,737)	(3,131)	(78,758)	—	—
Long-term debt	—	210,000	—	575	—	210,575
Other long-term liabilities	—	120,924	12,772	3,341	—	137,037
Stockholders' equity	607,664	601,252	560,002	226,582	(1,387,833)	607,667
Total liabilities and stockholders' equity	$836,290	$875,274	$607,498	$228,018	$(1,387,833)	$1,159,247

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	July 3, 2004 (As Restated — See Note 18)
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$141,994	$54	$20,642	$—	$162,690
Accounts receivable, net	—	33	144,841	60,418	—	205,292
Inventories	—	76,602	86,629	65,083	—	228,314
Assets of discontinued operations	—	—	5,508	401	—	5,909
Prepaid expenses and other current assets	—	37,393	5,419	22,038	—	64,850
Total current assets	—	256,022	242,451	168,582	—	667,055
Property, plant and equipment, net	—	17,291	61,831	19,879	—	99,001
Investment in subsidiaries	773,504	570,358	—	—	(1,343,862)	—
Other assets	—	184,566	143,209	16,323	—	344,098
Total assets	$773,504	$1,028,237	$447,491	$204,784	$(1,343,862)	$1,110,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$112,401	$37,364	$74,683	$—	$224,448
Liabilities of discontinued operations	—	—	1,560	1,348	—	2,908
Total current liabilities	—	112,401	38,924	76,031	—	227,356
Intercompany accounts	228,996	(58,764)	(84,954)	(85,278)	—	—
Long-term debt	—	210,000	—	913	—	210,913
Other long-term liabilities	—	116,625	50	10,702	—	127,377
Stockholders' equity	544,508	647,975	493,471	202,416	(1,343,862)	544,508
Total liabilities and stockholders' equity	$773,504	$1,028,237	$447,491	$204,784	$(1,343,862)	$1,110,154

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Six Months Ended July 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$218,909	$375,945	$219,366	$—	$814,220
Cost of goods sold	—	169,546	255,049	119,646	—	544,241
Gross profit	—	49,363	120,896	99,720	—	269,979
Selling, general and administrative expenses	—	67,211	70,604	62,552	—	200,367
Pension expense	—	400	—	—	—	400
Restructuring items	—	596	—	131	—	727
Operating income (loss)	—	(18,844)	50,292	37,037	—	68,485
Equity in income of subsidiaries	(35,679)	—	—	—	35,679	—
Intercompany royalty and management fees	—	(71)	(3,322)	3,393	—	—
Other (income) loss	—	(4,061)	4,061	791	—	791
Interest (income) expense, net	—	32,349	(23,550)	759	—	9,558
Income (loss) from continuing operations before provision (benefit) for income taxes	35,679	(47,061)	73,103	32,094	(35,679)	58,136
Provision (benefit) for income taxes	—	(18,075)	28,077	12,327	—	22,329
Income (loss) from continuing operations	35,679	(28,986)	45,026	19,767	(35,679)	35,807
Income (loss) from discontinued operations, net of taxes	—	—	(1)	(127)	—	(128)
Net income (loss)	$35,679	$(28,986)	$45,025	$19,640	$(35,679)	$35,679

	For the Six Months Ended July 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$177,851	$357,270	$190,209	$—	$725,330
Cost of goods sold	—	133,557	239,938	106,906	—	480,401
Gross profit	—	44,294	117,332	83,303	—	244,929
Selling, general and administrative expenses	—	64,284	65,021	55,535	—	184,840
Pension expense	—	660	—	—	—	660
Restructuring items	—	3,151	—	312	—	3,463
Operating income (loss)	—	(23,801)	52,311	27,456	—	55,966
Equity in income of subsidiaries	(24,666)	—	—	—	24,666	—
Intercompany royalty and management fees	—	(1,618)	(2,973)	4,591	—	—
Other (income) loss	—	(11,207)	10,740	(1,494)	—	(1,961)
Interest (income) expense, net	—	22,584	(12,942)	508	—	10,150
Income (loss) from continuing operations before provision (benefit) for income taxes	24,666	(33,560)	57,486	23,851	(24,666)	47,777
Provision (benefit) for income taxes	—	(12,339)	23,058	8,926	—	19,645
Income (loss) from continuing operations	24,666	(21,221)	34,428	14,925	(24,666)	28,132
Loss from discontinued operations, net of taxes	—	—	(3,519)	53	—	(3,466)
Net income (loss)	$24,666	$(21,221)	$30,909	$14,978	$(24,666)	$24,666

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Six Months Ended July 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,230)	$89,579	$6,360	$9,629	$—	$104,338
Net cash provided by (used) in operating activities from discontinued operations	—	—	(150)	1,309	—	1,159
Net cash provided by (used in) operating activities	(1,230)	89,579	6,210	10,938	—	105,497
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	3,391	—	—	—	3,391
Purchase of property, plant and equipment	—	(9,533)	(1,534)	(3,437)	—	(14,504)
Purchase of Intangible Asset			(4,300)			(4,300)
Other	—	—	—	(276)		(276)
Net cash used in investing activities	—	(6,142)	(5,834)	(3,713)	—	(15,689)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,230	—	—	—	—	1,230
Other	—	393	—	(1,338)	—	(945)
Net cash provided by (used in) financing activities	1,230	393	—	(1,338)	—	285
Translation adjustments	—	—	—	(1,785)	—	(1,785)
Increase (decrease) in cash and cash equivalents	—	83,830	376	4,102	—	88,308
Cash and cash equivalents, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, at end of period	$—	$127,985	$498	$25,413	$—	$153,896

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Six Months Ended July 3, 2004 (As Restated – See Note 18)
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2,443)	$107,365	$(8,645)	$5,847	$—	$102,124
Net cash provided by (used in) operating activities from discontinued operations	—	—	(4,909)	724	—	(4,185)
Net cash provided by (used in) operating activities	(2,443)	107,365	(13,554)	6,571	—	97,939
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivables	—	4,343	—	—	—	4,343
Purchase of property, plant and equipment	—	(3,006)	(2,072)	(2,422)	—	(7,500)
Proceeds from sale of business units	—	—	15,179	—	—	15,179
Net cash provided by (used in) investing activities	—	1,337	13,107	(2,422)	—	12,022
Cash flows from financing activities:
Payment of deferred financing costs	—	—	—	—	—	—
Proceeds from exercise of stock options	2,443	—	—	—	—	2,443
Other	—	(580)	—	(219)	—	(799)
Net cash provided by (used in) financing activities	2,443	(580)	—	(219)	—	1,644
Translation adjustments	—	—	—	(2,372)	—	(2,372)
Increase/(decrease) in cash and cash equivalents	—	108,122	(447)	1,558	—	109,233
Cash and cash equivalents, at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents, at end of period	$—	$141,994	$54	$20,642	$—	$162,690

Note 18—Restatement of Consolidated Condensed Balance Sheet at July 3, 2004 and Consolidated Condensed Statement of Cash Flows for the Six Months Ended July 3, 2004

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, the Company restated its consolidated balance sheet at January 3, 2004 and its consolidated statement of cash flows for the period February 5, 2003 to January 3, 2004. The Company reviewed its accounting for operating leases and determined that its method of accounting for rent that was deferred during the pre-occupancy renovation period and its netting of cash received from the landlord against the cost of leasehold improvements, in each case, related to the lease for the Company's New York headquarters, did not conform to accounting principles generally accepted in the United States of America. The consolidated condensed balance sheet as of July 3, 2004 and the consolidated condensed statement of cash flows for the Six Months Ended July 3, 2004 have been restated accordingly. A summary of the effects of the restatement is presented below:

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Consolidated Condensed Balance Sheet at July 3, 2004
	As Previously Reported		As Restated
Prepaid expenses and other current assets	67,350		64,850
Total current assets	669,555		667,055
Property, plant and equipment, net	89,333		99,001
Total assets	1,102,986		1,110,154
Other long-term liabilities	114,324	(a)	127,377
Retained earnings	26,552		24,504
Total stockholders' equity	546,556		544,508
Total liabilities and stockholders' equity	1,102,986		1,110,154

(a)	Reflects a change in the classification of certain retirement obligations of $3,837 from accrued liabilities to other long term liabilities to conform to the current period presentation.

	Consolidated Condensed Statement of Cash Flows For the Six Months Ended July 3, 2004
	As Previously Reported	As Restated
Net cash provided by operating activities from continuing operations	96,841	102,124
Net cash provided by operating activities	92,656	97,939
Net cash provided by investing activities	17,305	12,022

Note 19—Subsequent Events

In July 2005, the Company's Board of Directors authorized the Company to enter into a share repurchase program of up to three million shares of common stock. The Company notes that in order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years.

In August 2005, the Company entered into agreements to guarantee certain amounts owed by one of its finished goods contractors to vendors of raw material. At August 8, 2005, the total amount of such guarantees outstanding was approximately $550. The guarantees expire at various times through November 2005. The Company estimates that its maximum exposure under such guarantees will not exceed $600.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. The period April 3, 2005 to July 2, 2005 (the "Second Quarter of Fiscal 2005"), the period January 2, 2005 to July 2, 2005 (the "First Half of Fiscal 2005") and the period April 4, 2004 to July 3, 2004 (the "Second Quarter of Fiscal 2004") and the period January 4, 2004 to July 3, 2004 (the "First Half of Fiscal 2004") contained thirteen weeks, twenty-six weeks, thirteen weeks, and twenty-six weeks, respectively, of operations. References to "Core Brands" in the context of the Company's Intimate Apparel Group refer to the Company's Warner's®, Olga®, and Body Nancy Ganz/Bodyslimmers® brand names. References to Fashion Brands in the context of the Company's Intimate Apparel Group refer to the Company's Lejaby®, Axcelerate engineered by Speedo® and J. Lo by Jennifer Lopez® ("JLO") brand names. References to "Designer" in the context of the Swimwear Group refer to the Company's Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein® and Michael Kors® brand names.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, membership clubs, chain stores, specialty and other stores and mass merchandisers. There are also 83 Calvin Klein underwear retail stores worldwide (consisting of 48 stores directly operated by the Intimate Apparel Group, including one on-line store, and 35 stores operated under retail licenses or distributorship agreements). The Company's Swimwear Group also operates a Speedo® on-line store and two retail stores which opened in July 2005.

In the First Half of Fiscal 2005, the Company saw improvements in its operations and results which the Company believes reflects the effectiveness of its merchandising and marketing strategies. Strength in the Sportswear Group (specifically in Chaps® and Calvin Klein jeans) resulted in a 31.1% increase in sportswear net revenues for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004 and a 33.0% increase in sportswear net revenues for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004 which the Company believes demonstrates the successful execution of the Company's expanded product and distribution strategies. In the Intimate Apparel Group, Calvin Klein underwear net revenues increased 13.7% for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004 and 10.2% for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004. In addition, Core Brands net revenues increased 11.8% for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004 and 9.5% for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004.

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the First Half of Fiscal 2005, the Company continued the implementation of SAP's Apparel and Footwear Solution (an enterprise-wide computer software platform encompassing finance, sales and distribution and materials management) ("SAP") in both its Swimwear Group and its corporate finance department. The Company expects to implement SAP across its entire operating platform before 2009. The Company believes that this enterprise software solution will enable management to better and more efficiently gather, analyze and assess information worldwide.

The Company also continued its transition to an outsourced production model and, on April 6, 2005, announced the appointment of Dwight Meyer as President of Global Sourcing to lead the Company's global sourcing platform. In addition, the Company acquired a business located in Asia that had provided sourcing and buying services to the Company.

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

Finally, on July 12, 2005 the Company announced the election of Donald Seeley to the Board of Directors. With the addition of Mr. Seeley seven of the eight directors of the Company are independent.

Financial and Operating Highlights

Second Quarter:

Net revenues increased $42.6 million, or 12.8%, to $374.7 million for the Second Quarter of Fiscal 2005 as compared to $332.1 million for the Second Quarter of Fiscal 2004. The majority of the increase was attributable to the expanded distribution of the Sportswear Group's Chaps brand and the continued strength of its Calvin Klein jeans brand. Net revenues for the First Half of Fiscal 2005 benefited from the timing of certain sales of Calvin Klein jeans products to membership clubs. The increase in sales to membership clubs reflects the timing of certain shipments which occurred in the Second Quarter of Fiscal 2005 while comparable sales occurred in the second half of 2004. The increase in net revenues also reflects increases in certain Intimate Apparel brands, in particular the Warner's and Calvin Klein underwear brands. Net revenues were negatively affected by a $0.9 million decrease in Swimwear Group net revenues due to declines in Speedo and certain Designer lines, partially offset by revenues of Ocean Pacific® (acquired on August 19, 2004) and revenues of Calvin Klein swimwear in Europe. The Company believes that the decrease in Swimwear Group net revenues in the United States in part reflects unfavorable weather conditions which resulted in a decline in shipments. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.1 million increase in net revenues for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004.

Gross profit increased $9.5 million, or 9.2%, to $113.0 million for the Second Quarter of Fiscal 2005 compared to $103.4 million for the Second Quarter of Fiscal 2004, attributable to increases in the Company's Sportswear and Intimate Apparel Groups, partially offset by a decrease in Swimwear. Gross profit as a percentage of net revenues ("gross margin") declined from 31.1% for the Second Quarter of Fiscal 2004 to 30.2% for the Second Quarter of Fiscal 2005. Gross margin was affected by a change in product mix, increased variable costs, less favorable markdown and allowance experience and expenses related to design elements and associated costs for the Company's new launches, including Op®, Calvin Klein swimwear, Michael Kors and Axcelerate engineered by Speedo. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.6 million increase in gross profit for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004.

Selling, general and administrative ("SG&A") expenses increased $7.3 million, or 8.2%, to $96.5 million (25.8% of net revenues) for the Second Quarter of Fiscal 2005 from $89.2 million (26.9% of net revenues) for the Second Quarter of Fiscal 2004. Selling and marketing expenses (including distribution expenses) increased $5.7 million, primarily as a result of the increase in sales volumes and new product introductions. Marketing expenses include additional expenditures of $1.7 million reflecting continued support of the Company's brands. Administrative expenses increased $1.6 million primarily related to a $1.2 million charge incurred in the Second Quarter of Fiscal 2005 in the Intimate Apparel Group related to the write-down of a non-trade receivable balance, an increase of $1.0 million in stock-based compensation expenses, charges of $0.5 million related to the Company's SAP implementation (which commenced in the fourth quarter of the 2004 fiscal year) and other items, net, of $0.4 million. The above-mentioned increases were partially offset by a $1.5 million decrease in professional fees associated with Sarbanes-Oxley Act ("SOX") compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the United States Securities and Exchange Commission ("SEC") on May 11, 2004. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.0 million increase in SG&A expenses for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004.

Operating income increased to $15.6 million (4.2% of net revenues) for the Second Quarter of Fiscal 2005 compared to $12.8 million (3.9% of net revenues) for the Second Quarter of Fiscal 2004 primarily reflecting an increase in gross profit combined with a decrease in restructuring expenses, partially offset by an increase in SG&A expenses. The improvement in operating margin reflects the decrease in restructuring costs coupled with the 110 basis point decline in SG&A expenses as a percentage of net revenues and partially offset by the decrease in gross margin.

Net income increased to $6.3 million, or $0.14 per diluted share, for the Second Quarter of Fiscal 2005 compared to $4.4 million, or $0.10 per diluted share, for the Second Quarter of Fiscal 2004.

First Half

Net revenues increased $88.9 million, or 12.3%, to $814.2 million for the First Half of Fiscal 2005 as compared to $725.3 million for the First Half of Fiscal 2004. The majority of the increase was attributable to expanded distribution of the Sportswear Group's Chaps brand and the continued strength of its Calvin Klein jeans brand. Net revenues for the First Half of Fiscal 2005 benefited from the timing of certain sales of Calvin Klein jeans products to membership clubs. The increase in sales to membership clubs reflects the timing of certain shipments which occurred in the Second Quarter of Fiscal 2005 while comparable sales occurred in the second half of Fiscal 2004. The increase in net revenues also reflects increases in certain Intimate Apparel brands, Warner's and Calvin Klein underwear. In addition, net revenues increased slightly in the Swimwear Group reflecting revenues of Ocean Pacific® (acquired on August 19, 2004) and revenues of Calvin Klein swimwear in Europe, partially offset by a net decrease in Speedo and certain Designer lines. The Company believes that the decrease in Swimwear Group net revenues in the United States is primarily a reflection of unfavorable weather conditions which resulted in a decline in shipments. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $9.9 million increase in net revenues for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004.

Gross profit increased $25.1 million, or 10.2%, to $270.0 million for the First Half of Fiscal 2005 compared to $244.9 million for the First Half of Fiscal 2004, attributable to increases in the Sportswear and Intimate Apparel Groups, partially offset by a decrease in the Swimwear Group. Gross margin declined from 33.8% for the First Half of Fiscal 2004 to 33.2% for the First Half of Fiscal 2005. Gross margin was affected by change in product mix, increased variable costs, less favorable markdown and allowance experience and expenses related to design elements and associated costs for the Company's new launches including Op®, Calvin Klein swimwear, Michael Kors and Axcelerate engineered by Speedo. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.0 million increase in gross profit for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004.

SG&A expenses increased $15.5 million, or 8.4%, to $200.4 million (24.6% of net revenues) for the First Half of Fiscal 2005 from $184.8 million (25.5% of net revenues) for the First Half of Fiscal 2004. Selling and marketing expenses (including distribution expenses) increased $11.7 million, primarily as a result of the increase in net revenues and new product introductions. Marketing expenses include additional expenditures of $2.2 million reflecting the Company's continued support of its brands. Administrative expenses increased $3.8 million primarily related to an increase of $1.8 million in stock-based compensation expenses, the timing of certain professional fees (a $1.6 million increase), a $1.2 million charge incurred in the Second Quarter of Fiscal 2005 in the Intimate Apparel Group related to the write-down of a non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructing items) and charges of $1.2 million related to the Company's SAP implementation (which commenced in the fourth quarter of fiscal 2004). The above-mentioned increase was partially offset by a decrease in professional fees associated with SOX compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the SEC ($1.9 million) and a decrease in other items, net ($0.1 million). In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.6 million increase in SG&A expenses for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004.

Operating income increased to $68.5 million (8.4% of net revenues) for the First Half of Fiscal 2005 compared to $56.0 million (7.7% of net revenues) for the First Half of Fiscal 2004, primarily reflecting an increase in gross profit combined with a decrease in restructuring expenses, partially offset by an increase in SG&A expenses. The improvement in operating margin reflects the decrease in restructuring costs coupled with a 90 basis point decline in SG&A expenses as a percentage of net revenues, partially offset by the decrease in gross margin.

Net income increased to $35.7 million, or $0.77 per diluted share, for the First Half of Fiscal 2005 compared to $24.7 million, or $0.53 per diluted share, for the First Half of Fiscal 2004.

Accounts receivable decreased $15.6 million from $219.8 million at January 1, 2005 to $204.2 million at July 2, 2005, primarily due to the introduction of Chaps into the mid-tier channel of distribution at the end of December 2004. In addition, the Company generally has seen an improvement in the rate of collections. Accounts receivable decreased $1.1 million, or 0.5%, from $205.3 million at July 3, 2004 to $204.2 million at July 2, 2005, primarily reflecting the effect of an improvement in the rate of collections and in the timing of shipments in the quarter.

Inventory decreased $58.4 million from $335.7 million at January 1, 2005 to $277.3 million at July 2, 2005, primarily related to a $43.9 million decrease in swimwear inventories reflecting the seasonal shipment of swimwear products, combined with a decrease of $14.2 million in the Intimate Apparel Group and a $0.3 million decrease in the Sportswear Group. Inventories at July 2, 2005 increased $49.0 million to $277.3 million from $228.3 million at July 3, 2004 primarily reflecting the planned expansion of the Chaps brand into the mid-tier channel of distribution, growth in the Company's international businesses and increased levels of swimwear inventory primarily due to a challenging swimwear season.

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

As of July 2, 2005, January 1, 2005 and July 3, 2004, the Company had $257.8 million, $271.9 million and $247.9 million of open trade invoices and other receivables and $1.6 million, $2.8 million and $6.8 million of open debit memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of July 2, 2005, January 1, 2005 and July 3, 2004, the Company recorded $55.2 million, $54.9 million and $49.4 million of accounts receivable reserves, respectively.

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

At July 2, 2005, January 1, 2005 and July 3, 2004, the Company had inventory with a carrying value of approximately $56.4 million, $53.5 million and $39.8 million, respectively, which was potentially excess. Based upon the estimated recoveries related to such inventory, as of July 2, 2005, January 1, 2005 and July 3, 2004, the Company reduced the carrying value of such inventory by $24.3 million, $22.4 million and $22.7 million, respectively, for excess and other inventory adjustments.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004 and the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004.

	Second Quarter of Fiscal 2005	% of Net Revenues	Second Quarter of Fiscal 2004	% of Net Revenues	First Half of Fiscal 2005	% of Net Revenues	First Half of Fiscal 2004	% of Net Revenues
	(in thousands of dollars)
Net revenues	$374,679	100.0%	$332,077	100.0%	$814,220	100.0%	$725,330	100.0%
Cost of goods sold	261,708	69.8%	228,645	68.9%	544,241	66.8%	480,401	66.2%
Gross profit	112,971	30.2%	103,432	31.1%	269,979	33.2%	244,929	33.8%
Selling, general and administrative expenses	96,482	25.8%	89,169	26.9%	200,367	24.6%	184,840	25.5%
Pension expense	200	0.1%	329	0.1%	400	0.1%	660	0.1%
Restructuring items	721	0.2%	1,140	0.3%	727	0.1%	3,463	0.5%
Operating income	15,568	4.2%	12,794	3.9%	68,485	8.4%	55,966	7.7%
Other (income) loss	882		(495)		791		(1,961)
Interest expense, net	4,524		4,985		9,558		10,150
Income from continuing operations before provision for income taxes	10,162		8,304		58,136		47,777
Provision for income taxes	3,581		3,874		22,329		19,645
Income from continuing operations	6,581		4,430		35,807		28,132
Income (loss) from discontinued operations, net of taxes	(253)		12		(128)		(3,466)
Net income	$6,328		$4,442		$35,679		$24,666

Net Revenues

Net revenues by segment were as follows:

	Second Quarter of Fiscal 2005	Second Quarter of Fiscal 2004	Increase (Decrease)	% Change	First Half of Fiscal 2005	First Half of Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$143,328	$128,367	$14,961	11.7%	$295,103	$269,549	$25,554	9.5%
Sportswear Group	120,073	91,564	28,509	31.1%	250,436	188,367	62,069	33.0%
Swimwear Group	111,278	112,146	(868)	-0.8%	268,681	267,414	1,267	0.5%
Net revenues	$374,679	$332,077	$42,602	12.8%	$814,220	$725,330	$88,890	12.3%

The Company's products are widely distributed through most major channels of distribution. The following table summarizes the Company's percentage of net revenues by channel of distribution for the First Half of Fiscal 2005 and the First Half of Fiscal 2004:

	First Half of Fiscal 2005	First Half of Fiscal 2004
United States – wholesale
Department stores and independent retailers	18%	23%
Specialty stores	10%	11%
Chain stores	9%	6%
Mass merchandisers	10%	12%
Membership clubs and other	24%	22%
Total United States – wholesale	71%	74%
International – wholesale	26%	25%
Retail / other	3%	1%
Net revenues – consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Second Quarter of Fiscal 2005	Second Quarter of Fiscal 2004	Increase (Decrease)	% Change	First Half of Fiscal 2005	First Half of Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear(a)	$76,905	$67,611	$9,294	13.7%	$158,188	$143,582	$14,606	10.2%
Core Brands	36,833	32,932	3,901	11.8%	72,443	66,141	6,302	9.5%
Fashion Brands	29,590	27,824	1,766	6.3%	64,472	59,826	4,646	7.8%
Intimate Apparel Group	$143,328	$128,367	$14,961	11.7%	$295,103	$269,549	$25,554	9.5%

(a)	Includes net revenues from Intimate Apparel Group operated retail and on-line stores of approximately $7.3 million, $4.8 million, $13.6 million and $9.0 million in the Second Quarter of Fiscal 2005, Second Quarter of Fiscal 2004, First Half of Fiscal 2005 and First Half of Fiscal 2004, respectively.

Second Quarter

The increase in Calvin Klein underwear net revenues reflects increases of $4.4 million in Europe, $2.1 million in the United States, $2.1 million in Asia and $0.7 million in Canada and Mexico combined. The increase in Europe reflects increases in the men's and women's business and increased sales in the Company's retail stores combined with the positive translation impact of a stronger euro relative to the United States dollar. The increase in the United States primarily reflects an increase in the men's business of $4.5 million, partially offset by declines in the women's business. The increase in the men's business reflects increases in department store sales and increases in sales to retail stores operated by Calvin Klein Inc. Management believes the decline in the women's business primarily reflects a less favorable reception of certain lines at retail combined with a soft retail market for women's underwear in the United States. Management is in the process of addressing the product mix for Calvin Klein women's underwear and would anticipate that certain new programs it intends to introduce in the second half of fiscal 2005 will receive a more favorable reception at retail. The increase in Asia reflects the effects of the Company's expansion initiatives in China, Korea, Taiwan and Japan combined with increases in existing distribution channels.

The increase in Core Brands net revenues primarily reflects a $3.0 million increase in the United States combined with a net increase of $0.9 million in foreign countries. Management believes the improved performance of Core Brands in the United States is the result of its ongoing efforts to reinvigorate these brands coupled with expansion of these brands into the membership clubs distribution channel. The increase in revenues in foreign countries primarily reflects volume increases in Canada and Mexico coupled with the positive translation impact of a stronger Canadian dollar relative to the United States dollar.

The increase in Fashion Brands net revenues primarily reflects $3.7 million of JLO net revenues (which launched in July 2004), partially offset by a $2.1 million decline in Lejaby net revenues primarily reflecting decreased sales volumes in France and Germany, partially offset by the positive translation impact of a stronger euro relative to the United States dollar.

First Half

The increase in Calvin Klein underwear net revenues reflects increases of $5.1 million in Europe, $3.3 million in the United States, $4.4 million in Asia, $1.3 million in Mexico and $0.5 million in Canada. The increase in Europe reflects volume increases in the men's and women's businesses and increased sales in the Company's retail stores combined with the positive translation impact of a stronger euro relative to the United States dollar. The increase in the United States primarily reflects an increase in the men's business of $7.9 million, partially offset by declines in the women's business. The increase in the men's business reflects increases in department store sales and increases in sales to retail stores operated by Calvin Klein Inc. The increase in Asia reflects the effects of the Company's expansion initiatives in China, Korea, Taiwan and Japan combined with increases in existing distribution channels. The increase in Mexico primarily reflects volume increases in department store sales.

The increase in Core Brands net revenues primarily reflects a $3.9 million increase in the United States, a $1.5 million increase in Canada and a $1.2 million increase in Mexico, partially offset by a $0.3 million decrease in Asia. Management believes the improved performance of the Core Brands in the United States is the result of its ongoing efforts to reinvigorate these brands coupled with expansion of these brands into the membership clubs distribution channel. The increase in revenues in Canada primarily reflects volume increases coupled with the positive translation impact of a stronger Canadian dollar relative to the United States dollar. The increase in revenues in Mexico primarily reflects volume increases related to improved customer service levels.

The increase in Fashion Brands net revenues primarily reflects an increase of $7.1 million related to sales of JLO (which was launched in July 2004), partially offset by a $2.7 million decline in Lejaby net revenues primarily reflecting decreased sales volumes, partially offset by the positive translation impact of a stronger euro relative to the United States dollar.

Sportswear Group

Sportswear Group net revenues were as follows:

	Second Quarter of Fiscal 2005	Second Quarter of Fiscal 2004	Increase (Decrease)	% Change	First Half of Fiscal 2005	First Half of Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans	$69,825	$58,301	$11,524	19.8%	$145,466	$116,225	$29,241	25.2%
Chaps	46,002	28,980	17,022	58.7%	94,017	61,314	32,703	53.3%
Calvin Klein accessories (a)	2,872	2,221	651	29.3%	7,321	6,561	760	11.6%
Mass sportswear licensing	1,374	2,062	(688)	−33.4%	3,632	4,267	(635)	−14.9%
Sportswear Group	$120,073	$91,564	$28,509	31.1%	$250,436	$188,367	$62,069	33.0%

(a)	The Calvin Klein accessories license will expire on December 31, 2005.

Second Quarter

Calvin Klein jeans net revenues increased $11.5 million reflecting increases of $11.3 million and $0.2 million in the United States and foreign operations, respectively. The increase in net revenues in the United States primarily reflects an increase in sales to membership clubs ($14.7 million) and increases in department store sales ($2.4 million), partially offset by a planned reduction of sales to customers in the off-price channel ($5.6 million). The increase in sales to membership clubs reflects the timing of certain shipments which occurred in the Second Quarter of Fiscal 2005 while comparable sales occurred in the second half of the 2004 fiscal year.

The increase in Chaps net revenues was primarily driven by increases of $15.6 million and $1.4 million in the United States and Mexico, respectively. The increase in Chaps net revenues in the

United States includes $3.8 million related to the launch of the Chaps denim line in June 2004 and the Company's expansion into the mid-tier channel of distribution combined with an increase in sales to off-price channels, partially offset by declines in sales to department stores and sales to military base stores. The increase in net revenues in Mexico primarily reflects sales to membership clubs following the introduction of the Chaps brand into the clubs distribution channel in 2005.

First Half

Calvin Klein jeans net revenues increased $29.2 million reflecting increases of $24.8 million in the United States and $4.4 million in foreign operations. The increase in net revenues in the United States primarily reflects an increase in sales to membership clubs ($19.5 million), increases in sales to customers in the off-price channel ($1.0 million) and increases in sales to stores operated by the Calvin Klein jeans licensor ($2.5 million). The increase in sales to membership clubs reflects the timing of certain shipments which occurred in the First Half of Fiscal 2005 while comparable sales occurred in the second half of the 2004 fiscal year.

The increase in Chaps net revenues was primarily driven by increases of $31.5 million and $1.6 million in the United States and Mexico, respectively, partially offset by a decrease of $0.4 million in Canada. The increase in Chaps net revenues in the United States includes $12.2 million related to the launch of the Chaps denim line in June 2004 and the Company's expansion into the mid-tier channel of distribution combined with an increase in sales to off-price channels, partially offset by declines in sales to department stores and sales to military base stores. The increase in net revenues in Mexico primarily reflects sales to membership clubs of the Chaps brand.

Swimwear Group

Swimwear Group net revenues were as follows:

	Second Quarter of Fiscal 2005	Second Quarter of Fiscal 2004	Increase (Decrease)	% Change	First Half of Fiscal 2005	First Half of Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$68,057	$72,133	$(4,076)	−5.7%	$162,756	$170,127	$(7,371)	−4.3%
Designer	39,166	38,492	674	1.8%	96,218	94,731	1,487	1.6%
Ocean Pacific (a)	2,228	—	2,228	n/m	6,366	—	6,366	n/m
Online retail store	1,827	1,521	306	20.1%	3,341	2,556	785	30.7%
Swimwear Group	$111,278	$112,146	$(868)	−0.8%	$268,681	$267,414	$1,267	0.5%

(a)	Consists of licensing revenues.

Second Quarter

The decrease in Speedo net revenues reflects a $2.0 million increase in sales to team dealers more than offset by a $6.1 million decrease across all other channels of distribution reflecting lower shipments which the Company believes is due to poor weather conditions.

Designer swimwear net revenues were relatively flat and include net revenues of $2.3 million related to the Company's Calvin Klein swimwear labels that were launched in Europe and the United States in the fourth quarter of fiscal 2004 and $2.6 million related to new private label programs with certain customers, offset by a $4.0 million decrease in sales to customers in the off-price channel.

Net revenues of Ocean Pacific relate to the acquisition of this business in August 2004 and represent royalty income earned from licensing partners.

First Half

The decrease in Speedo net revenues reflects a $10.4 million increase in sales to membership clubs and team dealers, more than offset by a $17.8 million decrease across all other channels of distribution reflecting lower shipments which the Company believes was primarily due to unfavorable weather conditions.

Designer swimwear net revenues primarily reflect increases of $6.2 million related to the Company's Calvin Klein swimwear offerings that were launched in Europe and the United States in the fourth quarter of fiscal 2004 and $13.7 million related to new brand introductions and new private label programs with certain customers, offset by an $18.4 million decrease across all other Designer brands.

Net revenues of Ocean Pacific relate to the acquisition of this business in August 2004 and represent royalty income earned from licensing partners.

Gross Profit

Gross profit was as follows:

	Second Quarter of Fiscal 2005	% of Segment Net Revenues	Second Quarter of Fiscal 2004	% of Segment Net Revenues	First Half of Fiscal 2005	% of Segment Net Revenues	First Half of Fiscal 2004	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$50,373	35.1%	$46,240	36.0%	$106,323	36.0%	$97,518	36.2%
Sportswear Group	34,257	28.5%	24,291	26.5%	73,379	29.3%	53,770	28.5%
Swimwear Group	28,341	25.5%	32,901	29.3%	90,277	33.6%	93,641	35.0%
Total gross profit	$112,971	30.2%	$103,432	31.1%	$269,979	33.2%	$244,929	33.8%

Second Quarter

Intimate Apparel Group gross profit increased $4.1 million while gross margin decreased 90 basis points. The increase in gross profit reflects strength in the Company's Calvin Klein underwear business (increased gross profit of $2.5 million) and strength in the Core Brands business (increased gross profit of $3.3 million), partially offset by a decrease in Fashion Brands (decreased gross profit of $1.7million). The decreases in gross margin primarily reflect less favorable markdown and allowance experience in the Calvin Klein women's underwear business in the United States coupled with the effect of reduced net revenues in Fashion Brands, partially offset by lower variable costs in Core Brands due to the shift to an outsourced production model.

Sportswear Group gross profit increased $10.0 million, or 41.0%, for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004. The increase in gross profit primarily reflects strength in Calvin Klein jeans ($5.7 million increase in gross profit) and Chaps ($4.5 million increase in gross profit). Sportswear Group gross margin increased 200 basis points to 28.5% for the Second Quarter of Fiscal 2005 compared to 26.5% for the Second Quarter of Fiscal 2004. The increase in both gross profit and gross margin reflects the increase in net revenues described above and an improved sales mix coupled with design and sourcing efficiencies.

Swimwear Group gross profit decreased $4.6 million and gross margin decreased 380 basis points. The decreases reflect the lower net revenues described above, an increase in manufacturing costs and an increase in design and development costs related to the development of new lines. Gross profit and gross margin decreases were partially offset by increases related to margins earned on royalty income related to the August 2004 acquisition of the Ocean Pacific business.

First Half

Intimate Apparel Group gross profit increased $8.8 million reflecting strength in the Company's Calvin Klein underwear business (increased gross profit of $7.7 million) and strength in the Core Brands business (increased gross profit of $2.9 million), partially offset by a decrease in Fashion Brands (decreased gross profit of $1.9 million). The increase in Calvin Klein underwear and Core Brands gross profit reflects the increase in net revenues described previously, partially offset by an increase in inventory markdowns in the Calvin Klein women's business in the United States. The decrease in gross profit related to Fashion Brands primarily reflects declines in net revenues coupled with increases in inventory markdowns.

Sportswear Group gross profit increased $19.6 million, or 36.5%, for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004. The increase in gross profit primarily reflects strength in

Calvin Klein jeans ($10.8 million increase in gross profit) and Chaps ($8.8 million increase in gross profit). Sportswear Group gross margin increased 80 basis points reflecting an improved sales mix coupled with design and sourcing efficiencies.

Swimwear Group gross profit decreased $3.4 million and gross margin decreased 140 basis points. The decreases in gross profit and gross margin primarily reflect an increase in manufacturing costs and an increase in design and development costs related to the development of new lines. Gross profit and gross margin decreases were partially offset by increases related to margins earned on royalty income related to the August 2004 acquisition of the Ocean Pacific business.

Selling, General and Administrative Expenses

Second Quarter

SG&A expenses increased $7.3 million, or 8.2%, to $96.5 million (25.8% of net revenues) for the Second Quarter of Fiscal 2005 from $89.2 million (26.9% of net revenues) for the Second Quarter of Fiscal 2004. Selling and marketing expenses (including distribution expenses) increased $5.7 million, primarily as a result of the increase in sales volumes and new product introductions. Marketing expenses include additional expenditures of $1.7 million reflecting the Company's continued support of its brands. Administrative expenses increased $1.6 million primarily related to a $1.2 million charge (of a total charge of $1.5 million) incurred in the Second Quarter of Fiscal 2005 in the Intimate Apparel Group related to the write-down of a non-trade receivable balance, an increase of $1.0 million in stock-based compensation expenses, charges of $0.5 million related to the Company's SAP implementation (which commenced in the fourth quarter of the 2004 fiscal year) and other items, net, of $0.4 million. The above-mentioned increases were partially offset by a $1.5 million decrease in professional fees associated with SOX compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the SEC on May 11, 2004. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.0 million increase in SG&A expenses for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004.

First Half

SG&A expenses increased $15.5 million, or 8.4%, to $200.4 million (24.6% of net revenues) for the First Half of Fiscal 2005 from $184.8 million (25.5% of net revenues) for the First Half of Fiscal 2004. Selling and marketing expenses (including distribution expenses) increased $11.7 million, primarily as a result of the increase in net revenues and new product introductions. Marketing expenses include additional expenditures of $2.2 million reflecting the Company's continued support of its brands. Administrative expenses increased $3.8 million primarily related to an increase of $1.8 million in stock-based compensation expenses, the timing of certain professional fees (increase of $1.6 million), a $1.2 million charge incurred in the Second Quarter of Fiscal 2005 in the Intimate Apparel Group related to the write-down of a non-trade receivable balance (of a total charge of $1.5 million, $0.3 million was included in restructuring items) and charges of $1.2 million related to the Company's SAP implementation (which commenced in the fourth quarter of the 2004 fiscal year). The above-mentioned increase was partially offset by a decrease in professional fees associated with SOX compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the SEC ($1.9 million) and a decrease in other items, net ($0.1 million). In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.6 million increase in SG&A expenses for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004.

Restructuring Items

During the Second Quarter of Fiscal 2005 and the Second Quarter of Fiscal 2004, the Company recorded restructuring charges of $0.7 million and $1.1 million, respectively. During the First Half of

Fiscal 2005 and the First Half of Fiscal 2004, the Company recorded restructuring charges of $0.7 and $3.5 million, respectively. Restructuring items for the Second Quarter and First Half of Fiscal 2005 include $0.3 million (of a total charge of $1.5 million) related to the write down of a non-trade receivable. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Operating Income

The following table presents operating income by group:

	Second Quarter of Fiscal 2005	% of Net Revenues	Second Quarter of Fiscal 2004	% of Net Revenues	First Half of Fiscal 2005	% of Net Revenues	First Half of Fiscal 2004	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$11,224		$8,284		$26,274		$21,483
Sportswear Group	16,753		8,171		36,169		20,508
Swimwear Group	5,804		15,171		43,865		52,071
Group operating income	33,781	9.0%	31,626	9.5%	106,308	13.1%	94,062	13.0%
Unallocated corporate expenses	(17,492)	−4.7%	(17,692)	−5.3%	(37,096)	−4.6%	(34,633)	−4.8%
Restructuring items	(721)	−0.2%	(1,140)	−0.3%	(727)	−0.1%	(3,463)	−0.5%
Operating income	$15,568	4.2%	$12,794	3.9%	$68,485	8.4%	$55,966	7.7%

Second Quarter

Operating income increased $2.8 million, reflecting an increase in group operating income of $2.2 million, a decrease in restructuring items of $0.4 million and a decrease in unallocated corporate expenses of $0.2 million. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.5 million increase in operating income for the Second Quarter of Fiscal 2005 compared to the Second Quarter of Fiscal 2004.

First Half

Operating income increased $12.5 million, reflecting an increase in group operating income of $12.2 million and a decrease in restructuring items of $2.7 million, partially offset by an increase in unallocated corporate expenses of $2.4 million. Unallocated corporate expenses include, among other items, charges of $1.2 million related to the Company's SAP implementation (which commenced in the fourth quarter of fiscal 2004). In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.4 million increase in operating income for the First Half of Fiscal 2005 compared to the First Half of Fiscal 2004.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Second Quarter of Fiscal 2005	% of Brand Net Revenues	Second Quarter of Fiscal 2004	% of Brand Net Revenues	First Half of Fiscal 2005	% of Brand Net Revenues	First Half of Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$11,007	14.3%	$10,021	14.8%	$23,919	15.1%	$21,642	15.1%
Core Brands	2,035	5.5%	(665)	−2.0%	1,839	2.5%	(2,854)	−4.3%
Fashion Brands	(1,818)	−6.1%	(1,072)	−3.9%	516	0.8%	2,695	4.5%
Intimate Apparel Group	$11,224	7.8%	$8,284	6.5%	$26,274	8.9%	$21,483	8.0%

Second Quarter

Intimate Apparel Group operating income increased $2.9 million, reflecting increases in Calvin Klein underwear and Core Brands, partially offset by decreases in Fashion Brands. The $1.0 million increase in Calvin Klein underwear operating income reflects a $2.5 million increase in gross profit (as described above), partially offset by a $1.5 million increase in SG&A expenses primarily related to increases in variable selling expenses as a result of the increase in net revenues. The $2.7 million increase in Core Brands operating income reflects an increase in gross profit of $3.3 million, partially offset by an increase in SG&A expenses of $0.6 million. Fashion Brands operating loss increased $0.7 million for the Second Quarter of Fiscal 2004 to $1.8 million for the Second Quarter of Fiscal 2005, primarily reflecting the decrease in gross profit of $1.7 million described previously and partially offset by a reduction of SG&A expenses of $0.9 million primarily related to the timing of certain marketing programs which are scheduled to occur in the second half of fiscal 2005 while similar programs occurred in the First Half of Fiscal 2004.

First Half

Intimate Apparel Group operating income increased $4.8 million, reflecting increases in Calvin Klein underwear and Core Brands, partially offset by decreases in Fashion Brands. The $2.3 million increase in Calvin Klein underwear operating income reflects a $7.7 million increase in gross profit (as described above), partially offset by a $5.4 million increase in SG&A expenses related to an increase in marketing spend and an increase in variable selling expenses as a result of the increase in net revenues. The $4.7 million increase in Core Brands operating income reflects an increase in gross profit of $2.9 million coupled with a $1.8 million decrease in SG&A expenses, primarily as a result of cost cutting initiatives undertaken by management. Management believes the improved performance of the Core Brands in the United States is the result of its ongoing efforts to reinvigorate these brands coupled with expansion of these brands into the membership clubs distribution channel. The $2.2 million decrease in Fashion Brands operating income reflects the decrease in gross profit of $1.9 million described previously, coupled with a $0.3 million increase in SG&A expenses. The increase in SG&A expenses reflects a reduction in marketing expenses of $1.5 million primarily related to the timing of certain marketing programs (similar programs in 2004 occurred during the First Half of Fiscal 2004) and a reduction in administrative expenses ($0.2 million), offset by an increase in selling and distribution expenses of $2.0 million.

Sportswear Group

Sportswear Group operating income was as follows:

	Second Quarter of Fiscal 2005	% of Brand Net Revenues	Second Quarter of Fiscal 2004	% of Brand Net Revenues	First Half of Fiscal 2005	% of Brand Net Revenues	First Half of Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans	$11,271	16.1%	$4,476	7.7%	$22,711	15.6%	$10,790	9.3%
Chaps	4,361	9.5%	2,359	8.1%	10,408	11.1%	6,448	10.5%
Calvin Klein accessories (a)	744	25.9%	471	21.2%	1,897	25.9%	1,424	21.7%
Mass sportswear licensing	377	27.4%	865	41.9%	1,153	31.7%	1,846	43.3%
Sportswear Group	$16,753	14.0%	$8,171	8.9%	$36,169	14.4%	$20,508	10.9%

(a)	The Calvin Klein accessories license will expire on December 31, 2005.

Second Quarter

Sportswear Group operating income increased $8.6 million, or 105%, primarily due to increases in operating income in Chaps and Calvin Klein jeans. The $2.0 million increase in Chaps operating income is attributable to a $4.5 million increase in gross profit, partially offset by a $2.5 million increase in SG&A expenses. The increase in Chaps SG&A expenses primarily reflects a $1.6 million increase in marketing expenses coupled with an increase in variable selling expenses as a result of the increase in net revenues. The $6.8 million increase in Calvin Klein jeans operating income reflects the $5.7 million increase in gross profit described previously combined with a $1.1 million reduction in SG&A expenses, primarily related to the timing of certain co-operative advertising programs coupled with efficiencies realized in selling and distribution costs.

First Half

Sportswear Group operating income increased $15.7 million, or 76.4%, primarily due to increases in operating income in Chaps and Calvin Klein jeans. The $4.0 million increase in Chaps operating income is attributable to an $8.8 million increase in gross profit, partially offset by a $4.8 million increase in SG&A expenses. The increase in Chaps SG&A expenses primarily reflects a $3.1 million increase in marketing expenses coupled with an increase in variable selling expenses as a result of the increase in net revenues. The $11.9 million increase in Calvin Klein jeans operating income reflects the $10.8 million increase in gross profit described previously combined with a $1.1 million reduction in SG&A expenses, primarily related to the timing of certain co-operative advertising programs coupled with efficiencies realized in selling and distribution costs.

Swimwear Group

Swimwear Group operating income was as follows:

	Second Quarter of Fiscal 2005	% of Brand Net Revenues	Second Quarter of Fiscal 2004	% of Brand Net Revenues	First Half of Fiscal 2005	% of Brand Net Revenues	First Half of Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$5,644	8.3%	$11,055	15.3%	$28,891	17.8%	$33,824	19.9%
Designer	(36)	−0.1%	3,388	8.8%	12,540	13.0%	17,024	18.0%
Ocean Pacific	(619)	−27.8%	—	—	943	14.8%	—	—
Online retail store	815	44.6%	728	47.9%	1,491	44.6%	1,223	47.8%
Swimwear Group	$5,804	5.2%	$15,171	13.5%	$43,865	16.3%	$52,071	19.5%

Second Quarter

Swimwear Group operating income decreased $9.4 million primarily due to the decrease in gross profit of $4.6 million described above coupled with an increase in SG&A expenses of $4.8 million. The increase in SG&A expenses reflects costs of $2.2 related to the Ocean Pacific business which was acquired in August 2004, $1.4 million related to the introduction and development of new brands, $0.8 million related to the timing of certain Speedo marketing programs and $0.4 million related to general administrative items.

First Half

Swimwear Group operating income decreased $8.2 million, primarily due to the decrease in gross profit of $3.4 million described above coupled with an increase in SG&A expenses of $4.8 million. The increase in SG&A expenses primarily reflects costs of $3.0 related to the Ocean Pacific business which was acquired in August 2004 and costs of $3.0 million related to the introduction and development of new brands, partially offset by a decrease of $1.2 million primarily related to a reduction in variable selling expenses and marketing costs.

Other (Income) Loss

Other (income) loss for the Second Quarter of Fiscal 2005 and First Half of Fiscal 2005 primarily reflects losses of $0.9 million and $0.8 million, respectively, on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars. Other (income) loss for the Second Quarter of Fiscal 2004 and First Half of Fiscal 2004 primarily reflects gains on changes in foreign currency exchange rates on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as a part of certain bankruptcy settlements and distributions.

Interest Expense, Net

Second Quarter

Interest expense decreased $0.5 million to $4.5 million for the Second Quarter of Fiscal 2005 from $5.0 million for the Second Quarter of Fiscal 2004. Interest expense in the Second Quarter of Fiscal

2005 included interest on the Company's 8 7/8% Senior Notes due 2013 ("Senior Notes") of $4.3 million (net of benefit related to the 2003 and 2004 Swap Agreements of approximately $0.3 million (as described below)), unused commitment fees and letter of credit charges of $0.4 million related to the $175.0 million Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") amortization of deferred financing fees of $0.6 million and other items of $0.1 million, partially offset by interest income of $0.2 million related to interest earned on the note receivable associated with the sale of the White Stag trademark and $0.5 million of interest earned on cash collateral accounts. In addition, during the Second Quarter of Fiscal 2005, $0.2 million of interest expense was capitalized to fixed assets. Interest expense in the Second Quarter of Fiscal 2004 included interest on the Company's Senior Notes of $4.2 million (net of benefit of approximately $0.4 million on the 2003 Swap Agreement), unused commitment fees and letters of credit charges of $0.6 million related to the Revolving Credit Facility, amortization of deferred financing fees of $0.6 million and other items of $0.1 million, offset by interest income of $0.5 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash balances on collateral accounts.

First Half

Interest expense decreased $0.6 million to $9.6 million for the First Half of Fiscal 2005 from $10.2 million for the First Half of Fiscal 2004. Interest expense in the First Half of Fiscal 2005 included interest on the Senior Notes of $8.6 million (net of benefit related to the 2003 and 2004 Swap Agreements of approximately $0.7 million), unused commitment fees and letter of credit charges of $0.9 million related to the Revolving Credit Facility, amortization of deferred financing fees of $1.2 million and other items of $0.2 million, partially offset by interest income of $1.1 million related to interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash collateral accounts. In addition, during the First Half of Fiscal 2005, $0.4 million of interest expense was capitalized to fixed assets. Interest expense in the First Half of Fiscal 2004 included interest on the Company's Senior Notes of $8.4 million (net of benefit of approximately $0.8 million on the 2003 Swap Agreement), unused commitment fees and letters of credit charges of $1.1 million related to the Revolving Credit Facility, amortization of deferred financing fees of $1.1 million and other items of $0.5 million, offset by interest income of $1.0 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash collateral accounts.

Income Taxes

Second Quarter

The provision for income taxes of $3.6 million for the Second Quarter of Fiscal 2005 consists of an income tax benefit of $1.2 million on domestic earnings (based upon a domestic pre-tax loss of $3.0 million) and a $4.8 million income tax expense on foreign earnings. The provision for income taxes of $3.9 million for the Second Quarter of Fiscal 2004 consists of an income tax expense of $0.4 million on domestic earnings and $3.5 million on foreign earnings.

During the Second Quarter of Fiscal 2005, the Company decreased its valuation allowance by $1.6 million to $153.0 million. The decrease reflects the utilization of foreign net operating loss carryforwards of $2.7 million offset by other valuation allowance increases of $1.1 million. The decrease in the Company's valuation allowance has been recorded against goodwill. See Note 6 of Notes to Consolidated Condensed Financial Statements.

First Half

The provision for income taxes of $22.3 million for the First Half of Fiscal 2005 consists of an income tax expense of $10.1 million on domestic earnings and a $12.2 million income tax expense on foreign earnings. The provision for income taxes of $19.6 million for the First Half of Fiscal 2004 consists of an income tax expense of $9.3 million on domestic earnings and $10.3 million on foreign earnings.

During the First Half of Fiscal 2005, the Company decreased its valuation allowance by $12.8 million to $153.0 million. The decrease reflects the utilization of domestic net operating loss carryforwards of $9.1 million and the utilization of foreign net operating loss carryforwards of $3.8 million partially offset by other increases in valuation allowances of $0.1 million. The decrease in the Company's valuation allowance has been recorded against goodwill. See Note 6 of Notes to Consolidated Condensed Financial Statements.

The effective tax rate for the Second Quarter of Fiscal 2005 was approximately 35% compared to approximately 47% for the Second Quarter of Fiscal 2004. The effective tax rate for the First Half of Fiscal 2005 was approximately 38% compared to approximately 41% for the First Half of Fiscal 2004. The Company's effective tax rate on foreign income is lower than its effective tax rate on domestic income since the Company considers the earnings of foreign subsidiaries to be permanently invested.

Discontinued Operations

Second Quarter

Loss from discontinued operations was $0.3 million for the Second Quarter of Fiscal 2005. Income from discontinued operations was less than $0.1 million for the Second Quarter of Fiscal 2004. See Note 3 of Notes to Consolidated Condensed Financial Statements.

First Half

Loss from discontinued operations was $0.1 million and $3.5 million for the First Half of Fiscal 2005 and the First Half of Fiscal 2004, respectively. See Note 3 of Notes to Consolidated Condensed Financial Statements.

Financial Position, Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc. ("Warnaco"), the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at a rate of 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The amount outstanding under the Senior Notes was $210.0 million as of July 2, 2005, January 1, 2005 and July 3, 2004, respectively.

Interest Rate Swap Agreement

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "2003 Swap Agreement") with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (7.73% at July 2, 2005 and 6.80% at January 1, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the "2004 Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (7.96% at July 2, 2005 and 7.03% at January 1, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was reduced to 8.49% as of July 2, 2005.

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

	July 2, 2005	January 1, 2005	July 3, 2004
	(in thousands of dollars)
Unrealized gain (loss)
2003 Swap Agreement	$137	$81	$(865)
2004 Swap Agreement	(249)	(310)	—
Net Unrealized loss	$(112)	$(229)	$(865)

Revolving Credit Facility

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility provides for a four-year, non-amortizing revolving credit facility. The Revolving Credit Facility includes provisions that allow the Company to increase the maximum available borrowings from $175.0 million to $325.0 million. Borrowings under the Revolving Credit Facility bear interest at Citibank N.A.'s base rate plus 1.25% (7.50% at July 2, 2005) or at LIBOR plus 2.25% (approximately 5.78% at July 2, 2005). The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest at the base rate plus 1.25%.

The Company had paid down all outstanding borrowings under the Revolving Credit Facility as of January 3, 2004 and did not borrow under the Revolving Credit Facility during the First Half of Fiscal 2005 or the First Half of Fiscal 2004.

The Company's Revolving Credit Facility and the terms of the indenture governing its Senior Notes contain certain restrictions and require the Company to meet certain financial and other covenants.

The Company was in compliance with the covenants of both the Revolving Credit facility and Senior Notes as of July 2, 2005, January 1, 2005 and July 3, 2004.

Liquidity

As of July 2, 2005, the Company had approximately $126.9 million of cash and cash equivalents available as collateral against outstanding letters of credit of $57.1 million, approximately $27.0 million of cash and cash equivalents (primarily in foreign subsidiaries), and had approximately $244.8 million of credit available under its Revolving Credit Facility inclusive of the cash and cash equivalents available as collateral against the outstanding letters of credit. At July 2, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility.

At July 2, 2005, January 1, 2005 and July 3, 2004, the Company had working capital of $479.8 million, $434.2 million and $439.7 million, including $153.9 million, $65.6 million and $162.7 million of cash and cash equivalents, respectively.

The Company's total debt as of July 2, 2005, January 1, 2005 and July 3, 2004 was $210.6 million, $210.8 million and $210.9 million, respectively, consisting primarily of the Senior Notes.

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

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for First Half of Fiscal 2005 and the First Half of Fiscal 2004:

	First Half of
	Fiscal 2005	Fiscal 2004
		(AsRestated)(a)
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$104,338	$102,124
Discontinued operations	1,159	(4,185)
Net cash provided by (used in) investing activities	(15,689)	12,022
Net cash provided by financing activities	285	1,644
Translation adjustments	(1,785)	(2,372)
Increase in cash and cash equivalents	$88,308	$109,233

(a)	The amounts include the effects of the restatement described in Note 18 of Notes to Consolidated Condensed Financial Statements. The effect of the restatement was to reflect $5.3 million received from a landlord as a component of net cash provided by operating activities rather than as a component of net cash provided by (used in) investing activities.

Cash provided by operating activities from continuing operations was $104.3 million in the First Half of Fiscal 2005 compared to $102.1 million in the First Half of Fiscal 2004. The $2.2 million increase in cash provided by operating activities from continuing operations was due primarily to a $11.0 million increase in net income. Seasonal decreases in net working capital (primarily inventory, accounts receivable, accounts payable and accrued liabilities) accounted for $50.9 million of operating cash flows in the First Half of Fiscal 2005 compared to $51.2 million of operating cash flows in the First Half of Fiscal 2004. Accounts receivable allowances increased to $84.0 million (9.3% of gross revenues) in the First Half of Fiscal 2005 from $66.2 million (8.5% of gross revenues) in the First Half of Fiscal 2004. The increase in allowances reflects increased sales volumes, unfavorable allowance and markdown experience in certain businesses and a shift in product mix.

Cash used in investing activities was $15.7 million in the First Half of Fiscal 2005 compared to cash provided by investing activities of $12.0 million in the First Half of Fiscal 2004. This $27.7 million increase in cash used in investing activities was due primarily to a decrease in proceeds from the sale of business units combined with increased capital expenditures. During the First Half of Fiscal 2004, the Company sold the assets of the A.B.S. by Allen Schwartz business unit for $15.2 million. The Company did not have any sales of business units during the First Half of Fiscal 2005. Cash flows from investing activities for the First Half of Fiscal 2005 included a $4.3 million purchase of a swimwear license. In addition, purchases of property, plant and equipment increased $7.0 million during the First Half of Fiscal 2005 as compared to the First Half of Fiscal 2004 due primarily to capitalized costs associated with the implementation of the SAP system.

Cash provided by financing activities was $0.3 million in the First Half of Fiscal 2005 compared to $1.6 million in the First Half of Fiscal 2004. This $1.3 million decrease was due primarily to a decrease in proceeds in connection with the exercise of stock options.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of July 2, 2005 were not materially different from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, with the exception of the acquisition of a Calvin Klein Swimwear license. See Note 11 of Notes to Consolidated Condensed Financial Statements. Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 for a description of those obligations and commitments outstanding as of January 1, 2005.

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

The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

•	The impact of general economic conditions that affect the apparel industry, the highly cyclical nature of the apparel industry and the apparel industry's dependence upon the overall level of consumer spending;

•	The Company's failure to anticipate, identify or promptly react to changing trends, styles or brand preferences, which may reduce demand for the Company's products and/or result in excess inventories and markdowns;

•	Further declines in prices in the apparel industry resulting from, among others, the trend to move manufacturing operations offshore, the elimination of trade quotas in China, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition and consolidation in the retail industry;

•	Declining sales resulting from competition in the Company's markets and the ability of the Company to effectively compete with domestic and foreign apparel manufacturers and distributors, some of which are larger, more diversified and have greater financial and other resources than it;

•	Increases in the prices of raw materials used in the manufacture of the Company's products (which consist primarily of cotton and chemical components of synthetic fabrics) resulting from general changes in market prices for raw materials, price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate or other unpredictable factors, coupled with the Company's inability to correspondingly increase the prices it charges its customers;

•	Shortages of sourced goods or the Company's inability to secure and/or sustain favorable sourcing relationships, and interruptions in the Company's manufacturing or distribution or other events resulting in difficulty in procuring or producing the Company's products on a cost-effective basis;

•	The effect on the Company's domestic and foreign operations and sourcing arrangements of federal, state and local laws and regulations, including, without limitation, labor, workplace and environmental laws and regulations;

•	Changing international trade regulation, including the imposition of quotas on imports of textiles and apparel from countries from which the Company procures raw materials, such as yarn, or where the Company's sourcing arrangements or manufacturing facilities are located, or the elimination of quotas from countries which historically have had lower labor costs, including China and Taiwan, resulting in increased competition from such countries;

•	The Company's ability to protect its registered and common law owned trademarks, as well as certain of its licensed trademarks, or the costs incurred by the Company in bringing claims against, or defending challenges by, third parties with respect to such intellectual property;

•	The Company's dependence on a limited number of customers, the loss of a significant customer or group of customers which, in the aggregate, would be considered significant, or the potential loss of customers resulting from additional consolidation in the retail industry;

•	The Company's ability to maintain favorable relationships with its licensors and licensees, including the risk that the deterioration in these relationships could impair the Company's ability to market its brands and distribute its products;

•	The Company's dependence on the reputation of its brand names, including the possibility that the value of the Company's brands could be diminished by actions taken by licensors or by others who have rights to use the brands for other products and/or in other territories;

•	The Company's exposure to conditions in overseas markets in connection with the Company's foreign operations and the sourcing of many of its products from foreign third-party vendors, including the effects of social, political and economic conditions in or affecting such foreign countries;

•	The Company's foreign currency exposure relating to buying, selling and financing in currencies other than the United States dollar;

•	Unanticipated internal control deficiencies or weaknesses, or the Company's inability to maintain effective disclosure controls and procedures, in each case, which could impair the Company's ability to provide timely and reliable financial information;

•	The sufficiency of cash generated from the Company's future operating activities, together with cash available under the Revolving Credit Facility, to fund operations, including capital expenditures, or, if such sources of capital are not sufficient, the Company's ability to secure additional financing, sell assets or reduce capital expenditures;

•	The limitations on purchases of shares under the Company's share repurchase program contained in the Company's debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares.

In addition, the Company encourages investors to read the discussion of the Company's critical accounting policies under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discussion of Critical Accounting Policies" contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, as such discussion may be modified or supplemented by subsequent reports that the Company files with the SEC, including this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the United States federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company's market risk from exposure to changes in interest rates is limited because the Company does not have any borrowings outstanding under the Revolving Credit Facility and the interest rate on the Company's Senior Notes is fixed. However, as of July 2, 2005, the Company was exposed to interest rate risk on its 2003 and 2004 Swap Agreements with notional amounts totaling

$75 million. The variable interest rate portion of the Company's outstanding Swap Agreements is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical adverse change in interest rates of 100 basis points as of January 2, 2005 (i.e., an increase from the Company's actual interest rate of 7.73% for the 2003 Swap Agreement and 7.96% for the 2004 Swap Agreement at July 2, 2005 to 8.73% and 8.96%, respectively) would have resulted in an increase in interest expense related to the 2003 and 2004 Swap Agreements of approximately $0.4 million for the First Half of Fiscal 2005. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Senior Notes, as the interest rate on the Senior Notes is fixed at 8 7/8% per annum.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations which accounted for approximately 25% of the Company's total net revenues for the First Half of Fiscal 2005. Certain foreign operations of the Company purchase products from suppliers denominated in United States dollars. Total purchases of products made by foreign subsidiaries denominated in United States dollars amounted to approximately $65.4 million for the First Half of Fiscal 2005. A hypothetical decrease of 10% in the value of these foreign currencies relative to the United States dollar would have increased cost of goods sold (which would decrease operating income) by $6.5 million for the First Half of Fiscal 2005.

As of July 2, 2005, the Company had foreign currency exchange contracts outstanding to purchase, through November 2005, approximately $5.5 million for a total of approximately €4.5 million at a weighted-average exchange rate of 1.233. The foreign currency exchange contracts mature through November 2005 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company's European subsidiaries. A hypothetical adverse change in the foreign currency exchange rate between the euro and the United States dollar (an increase in the euro/dollar exchange rate from 1.21 to 1.33) would have decreased the unrealized gain on outstanding foreign exchange contracts by approximately $0.5 million at July 2, 2005. The change would not have had any effect on the Company's results of operations because such unrealized gains are recorded in other comprehensive income until the related inventory is sold.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 16 Legal Matters.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 23, 2005. There were present in person or by proxy, holders of 43,876,973 shares of Common Stock, or 94.9% of all votes eligible for the meeting.

The following directors were elected to serve for a term of one year:

	FOR	VOTE WITHHELD
David A. Bell	40,391,377	3,485,596
Robert A. Bowman	40,391,144	3,485,829
Richard Karl Goeltz	41,618,445	2,258,528
Joseph R. Gromek	41,618,138	2,258,835
Sheila A. Hopkins	40,394,107	3,482,866
Charles R. Perrin	40,391,345	3,485,628
Cheryl Nido Turpin	40,394,246	3,482,727

The Warnaco Group, Inc. 2005 Stock Incentive Plan was approved. The votes were 32,162,101 For; 7,769,059 Against; 609,074 Abstentions; and 3,336,739 Broker Non-Votes.

The proposal for Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified. The votes were 43,537,794 For; 334,332 Against; and no Abstentions.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*

Exhibit No.	Description of Exhibit
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Letter Agreement, dated as of April 16, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group Inc.'s Form 10-Q filed on May 10, 2005).*
10.2	Employment Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 8, 2005).*
10.3	The Warnaco Group, Inc. Deferred Compensation Plan, dated as of April 25, 2005 (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 28, 2005).*
10.4	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.'s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*
10.5	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K filed on May 25, 2005).*
10.6	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K filed on May 25, 2005).*
10.7	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed on May 25, 2005).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Previously filed.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: August 10, 2005

/s/ Joseph R. Gromek

Joseph R. Gromek President and Chief Executive Officer

Date: August 10, 2005

/s/ Lawrence R. Rutkowski

Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer