Form 10-Q
period 2005-10-01
WARNACO GROUP INC /DE/
filed 2005-11-08
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes      No.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       Yes       No.

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of October 28, 2005 is as follows: 46,638,799.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005

		PAGE NUMBER
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of October 1, 2005, January 1, 2005 and October 2, 2004 (as restated)	1
	Consolidated Condensed Statements of Operations for the Three Months Ended October 1, 2005, for the Three Months Ended October 2, 2004, for the Nine Months Ended October 1, 2005 and for the Nine Months Ended October 2, 2004	2
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 1, 2005 and for the Nine Months Ended October 2, 2004 (as restated)	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	56

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Submission of Matters to a Vote of Security Holders	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
SIGNATURES		60

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	October 1, 2005	January 1, 2005	October 2, 2004
			(As Restated)
ASSETS			(See Note 18)
Current assets:
Cash and cash equivalents	$152,011	$65,588	$75,957
Accounts receivable, less reserves of $52,671, $54,943 and $50,940 as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively	212,331	219,805	212,268
Inventories	312,637	335,651	304,560
Assets of discontinued operations	—	2,618	2,902
Prepaid expenses and other current assets (including deferred income taxes of $1,076, $727 and $9,011 as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively)	44,364	45,411	62,347
Total current assets	721,343	669,073	658,034

Property, plant and equipment, net	114,037	106,937	99,517

Other assets:
Licenses, trademarks and other intangible assets, net	303,844	305,505	300,043
Goodwill	38,946	43,671	69,009
Other assets (including deferred income taxes of $5,508, $5,568 and $1,516 as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively)	21,875	28,718	28,177
Total other assets	364,665	377,894	397,229
Total assets	$1,200,045	$1,153,904	$1,154,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106,563	$122,418	$131,166
Accrued liabilities	99,427	88,644	91,470
Accrued income taxes payable (including deferred income taxes of $2,141, $1,746 and $232 as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively)	24,274	22,336	17,948
Liabilities of discontinued operations	—	1,450	1,565
Total current liabilities	230,264	234,848	242,149
Long-term debt	210,503	210,799	211,355
Other long-term liabilities (including deferred income taxes of $81,121, $67,744 and $86,628 as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively)	139,490	131,308	151,952
Commitments and contingencies (See Notes 3, 4, 6, 7, 10, 11, 12, 16 and 19)
Stockholders' equity:
Preferred stock (See Note 13)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,080,038, 45,655,515 and 45,630,515 issued as of October 1, 2005, January 1, 2005, and October 2, 2004, respectively	461	456	456
Additional paid-in capital	529,661	518,591	517,232
Accumulated other comprehensive income	5,608	15,561	6,259
Retained earnings	84,981	42,354	26,108
Treasury stock, at cost, 37,034, 638 and 34,955 shares as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively	(923)	(13)	(731)
Total stockholders' equity	619,788	576,949	549,324
Total liabilities and stockholders' equity	$1,200,045	$1,153,904	$1,154,780

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended
	October 1, 2005	October 2, 2004
Net revenues	$327,651	$324,434
Cost of goods sold	214,986	221,761
Gross profit	112,665	102,673
Selling, general and administrative expenses	99,985	94,134
Pension expense	200	330
Restructuring expense (income)	(1,251)	403
Operating income	13,731	7,806
Other income	(60)	(66)
Interest expense, net	4,145	5,018
Income from continuing operations before provision for income taxes	9,646	2,854
Provision for income taxes	2,669	988

Income from continuing operations	6,977	1,866
Loss from discontinued operations, net of income taxes	(29)	(262)
Net income	$6,948	$1,604

Basic and diluted income per common share:
Income from continuing operations	$0.15	$0.04
Loss from discontinued operations	—	(0.01)
Net income	$0.15	$0.03
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,913,635	45,465,525
Diluted	46,835,235	46,156,573

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
Net revenues	$1,141,871	$1,049,764
Cost of goods sold	759,227	702,162
Gross profit	382,644	347,602
Selling, general and administrative expenses	300,352	278,974
Pension expense	600	990
Restructuring expense (income)	(524)	3,866
Operating income	82,216	63,772
Other (income) loss	731	(2,027)
Interest expense, net	13,703	15,168
Income from continuing operations before provision for income taxes	67,782	50,631
Provision for income taxes	24,998	20,633

Income from continuing operations	42,784	29,998
Loss from discontinued operations, net of income taxes	(157)	(3,728)
Net income	$42,627	$26,270

Basic income per common share:
Income from continuing operations	$0.93	$0.66
Loss from discontinued operations	—	(0.08)
Net income	$0.93	$0.58

Diluted income per common share:
Income from continuing operations	$0.92	$0.65
Loss from discontinued operations	—	(0.08)
Net income	$0.92	$0.57

Weighted average number of shares outstanding used in computing income per common share:
Basic	45,805,562	45,351,922
Diluted	46,562,167	45,976,251

See Notes to Consolidated Condensed Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
		(As Restated)
		(See Note 18)
Cash flows from operating activities:
Net income	$42,627	$26,270
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	157	3,728
Depreciation and amortization	24,144	23,068
Provision for uncollectible non-trade receivable	1,230	—
Stock compensation	8,366	5,175
Amortization of deferred financing costs	1,705	1,701
Provision for receivable allowances	121,655	105,000
Provision for inventory writedowns	23,089	21,097
Provision for deferred income taxes	13,809	13,059
Foreign exchange	(5,344)	(1,661)
Other	974	507
Landlord reimbursements	—	5,283
Change in operating assets and liabilities:
Accounts receivable	(114,153)	(106,136)
Inventories	(75)	(45,818)
Prepaid expenses and other assets	2,238	(7,018)
Accounts payable, accrued expenses and other liabilities	(14,053)	12,935
Accrued income taxes	7,371	3,214
Net cash provided by operating activities from continuing operations	113,740	60,404
Net cash provided by (used in) operating activities from discontinued operations	1,069	(4,036)
Net cash provided by operating activities	114,809	56,368

Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	4,711	5,710
Purchase of property, plant & equipment	(25,584)	(15,327)
Purchase of intangible asset	(4,333)	—
Proceeds from sale of business unit, net of cash balances	—	15,179
Business acquisitions	(745)	(40,018)
Net cash used in investing activities from continuing operations	(25,951)	(34,456)
Net cash provided by investing activities from discontinued operations	—	1,137
Net cash used in investing activities	(25,951)	(33,319)

Cash flows from financing activities:
Payment of debt assumed on business acquisition	—	(1,000)
Payment of deferred financing costs	(1,467)	(705)
Proceeds from the exercise of employee stock options	2,299	2,429
Other	(1,206)	(274)
Net cash provided by (used in) financing activities from continuing operations	(374)	450
Net cash used in financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	(374)	450

Translation adjustments	(2,061)	(999)
Increase in cash and cash equivalents	86,423	22,500
Cash and cash equivalents at beginning of period	65,588	53,457
Cash and cash equivalents at end of period	$152,011	$75,957

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

Periods Covered:    The period from July 3, 2005 to October 1, 2005 (the "Three Months Ended October 1, 2005") and the period July 4, 2004 to October 2, 2004 (the "Three Months Ended October 2, 2004") each contained thirteen weeks of operations. The period from January 2, 2005 to October 1, 2005 (the "Nine Months Ended October 1, 2005") and the period January 4, 2004 to October 2, 2004 (the "Nine Months Ended October 2, 2004") each contained thirty-nine weeks of operations.

Reclassifications:    Certain prior period balance sheet items have been reclassified to conform to the current period presentation.

Financial Instruments:    During the Nine Months Ended October 1, 2005, the Company entered into foreign currency exchange contracts which mature through March 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company's European subsidiaries. See Note 10. The foreign currency exchange contracts are designated as cash flow hedges. Changes in the fair values of the aforementioned cash flow hedges are deferred and recorded as a component of other comprehensive income until the associated inventory is sold, at which time the deferred gains or losses are recorded in cost of goods sold. The Company also utilizes interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 12. A number of international financial institutions are counterparties to the Company's outstanding letters of credit, interest rate swap agreements and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties. The Company does not use derivative financial instruments for speculative or trading purposes.

Recent Accounting Pronouncements:    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized ratably over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Among other matters, SFAS 123R requires companies to estimate the forfeiture rate of stock-based compensation awards. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Since February 5, 2003, the Company has recorded stock-based compensation expense based on actual forfeitures of stock-based compensation awards. The Company is in the process of evaluating the effect of SFAS 123R on its consolidated financial statements.

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

In June 2005, the FASB issued Emerging Issue Task Force Abstract No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes the remaining lease term and renewals that are deemed to be reasonably assured at the date of acquisition or purchase. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Adoption of EITF 05-6 did not have an effect on the Company's consolidated financial statements.

Note 2—Stock-Based Compensation

At the annual meeting of stockholders of the Company held on May 23, 2005, the Company's stockholders approved The Warnaco Group, Inc. 2005 Stock Incentive Plan (the "2005 Stock Incentive Plan") for directors, executive officers and other key employees and consultants of the Company and its affiliates.

The 2005 Stock Incentive Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,000,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards and other stock-based awards shall be

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

750,000. The Compensation Committee of the Company's Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 3,000,000 shares of its common stock for stock-based compensation awards granted pursuant to the 2005 Stock Incentive Plan.

Pursuant to the 2005 Stock Incentive Plan, during the Nine Months Ended October 1, 2005, the Company granted 952,100 stock options to employees and 12,100 stock options were cancelled. In addition, the Company granted 169,736 shares of restricted stock to employees. Substantially all of these equity awards will vest annually with respect to one-third of the shares or options, as applicable, on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on each such anniversary date.

Pursuant to The Warnaco Group, Inc. 2003 Stock Incentive Plan (the "2003 Stock Incentive Plan"), during the Nine Months Ended October 1, 2005, the Company granted 14,400 stock options to employees and 113,900 stock options were cancelled. In addition, the Company granted 163,100 shares of restricted stock to employees and 28,796 shares of restricted stock were cancelled. Each of these equity awards will vest annually with respect to one-third of the shares or options, as applicable, on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on each such anniversary.

The fair values of the stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Weighted average risk free rate of return	3.99%	3.41%	3.84%	3.38%
Dividend yield (a)	—	—	—	—
Expected volatility of the market price of the Company's common stock	30.0%	35.0%	30.0%	35.0%
Expected option life	6 years	5 years	6 years	5 years

(a)	The terms of the Company's $175,000 Senior Secured Revolving Credit Facility, as amended (the "Revolving Credit Facility") and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (the "Senior Notes") limit the Company's ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years. See Note 12.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of stock-based compensation expense is as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Stock-based compensation expense before income taxes:
Stock options	$2,164	$1,267	$5,106	$3,222
Restricted stock grants	1,273	774	3,260	1,953
Total	3,437	2,041	8,366	5,175

Income tax benefit:
Stock options	809	519	1,860	1,321
Restricted stock grants	477	318	1,187	801
Total	1,286	837	3,047	2,122

Stock-based compensation expense after income taxes:
Stock options	1,355	748	3,246	1,901
Restricted stock grants	796	456	2,073	1,152
Total	$2,151	$1,204	$5,319	$3,053

Note 3—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for the fiscal year ended January 1, 2005, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net revenues	$—	$897	$222	$14,125
Loss before benefit for income taxes	(26)	(473)	(261)	(6,256)
Provision (benefit) for income taxes	3	(211)	(104)	(2,528)
Loss from discontinued operations	$(29)	$(262)	$(157)	$(3,728)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Summarized assets and liabilities of the discontinued operations are presented in the consolidated condensed balance sheets as follows:

	October 1, 2005	January 1, 2005 (a)	October 2, 2004 (b)
Accounts receivable, net	$—	$1,735	$173
Inventories	—	40	1,008
Prepaid expenses and other current assets	—	504	903
Property, plant and equipment, net	—	280	764
Intangible and other assets	—	59	54
Assets of discontinued operations	$—	$2,618	$2,902

Accounts payable	$—	$130	$92
Accrued liabilities	—	1,320	1,473
Liabilities of discontinued operations	$—	$1,450	$1,565

(a)	Assets at January 1, 2005 relate to the Warner's® business in Europe and liabilities at January 1, 2005 relate to the Warner's business in Europe and the Speedo Authentic Fitness® retail stores.

(b)	Assets at October 2, 2004 relate to the Warner's business in Europe and liabilities at October 2, 2004 relate to the Warner's business in Europe and the Speedo Authentic Fitness retail stores.

Note 4—Restructuring Expense (Income)

During the Three Months Ended October 1, 2005 and the Nine Months Ended October 1, 2005, the Company recorded net gains related to restructuring items of $1,251 and $524, respectively, related primarily to the reversal of accruals due to reductions in the estimated amounts required for employee terminations, partially offset by expenses incurred in connection with the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities. During the Three Months Ended October 2, 2004 and the Nine Months Ended October 2, 2004, the Company incurred restructuring expense of $403 and $3,866, respectively, primarily related to the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A summary of restructuring expense (income) is as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Employee termination costs and related items (a)	$(1,397)	$(488)	$(1,322)	$2,042
Facility shutdown costs, loss on disposal/write-down of property, plant and equipment (b)	124	891	903	1,677
Lease and contract termination costs (c)	—	—	(130)	119
Legal and professional fees	22	—	25	28
	$(1,251)	$403	$(524)	$3,866

Cash portion of restructuring items	$(1,185)	$46	$(1,174)	$3,271
Non-cash portion of restructuring items	$(66)	$357	$650	$595

(a)	For the Nine Months Ended October 1, 2005, includes a gain of $1,509 related to the reversal of accruals due to reductions in the estimated amounts required for employee terminations, partially offset by severance and other benefits of $187 payable to 38 employees. During the Three Months Ended October 1, 2005, the Company determined that certain employee termination accruals of $1,415 related to the Company's formalized plan, initiated in the fourth quarter of the 2002 fiscal year, to consolidate its European manufacturing operations (the "Social Plan"), were no longer required. Total costs related to the Social Plan were approximately $16,000. The Nine Months Ended October 2, 2004 includes severance and other benefits of approximately $1,050 payable to approximately 587 employees whose jobs were eliminated as part of the Company's restructuring initiatives and includes severance and other benefits of approximately $992 payable to employees at the Company's San Luis, Mexico manufacturing facility (which was sold during the first quarter of fiscal 2004).

(b)	For the Nine Months Ended October 1, 2005 and the Nine Months Ended October 2, 2004, amounts include $641 and $392, respectively, of net losses on disposal / writedowns of assets related to facilities that had been either closed or sold in prior periods.

(c)	For the Nine Months Ended October 1, 2005, amount includes the reversal of an accrual no longer required related to the closure of a technical production support center located in Van Nuys, California. The accrual was no longer required because the Company settled the lease with the landlord earlier than anticipated.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Changes in liabilities related to restructuring expense (income) for the Nine Months Ended October 1, 2005 are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal and Professional Fees	Lease and Contract Termination Costs	Total

Balance at January 1, 2005	$2,619	$4	$25	$573	$3,221
Charges (gains) for the Nine Months Ended October 1, 2005	(1,322)	262	25	(130)	(1,165)
Cash reductions for the Nine Months Ended October 1, 2005	(1,292)	(270)	(30)	(438)	(2,030)
Non-cash reductions and foreign currency effects	387	4	(12)	(5)	374
Balance at October 1, 2005 (a)	$392	$—	$8	$—	$400

(a)	The Company expects that substantially all of the liabilities related to these restructuring items will be paid by the end of the 2005 fiscal year.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information by business group, excluding discontinued operations, is set forth below.

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate / Other Items	Total
For the Three Months Ended October 1, 2005
Net revenues	$156,488	$133,651	$37,512	$327,651	$—	$327,651
Operating income (loss)	22,347	22,444	(13,019)	31,772	(18,041)	13,731
Depreciation and amortization	1,326	1,456	1,560	4,342	3,395	7,737
Restructuring expense (income)	—	—	—	—	(1,251)	(1,251)
Capital expenditures	2,150	2,983	2,275	7,408	6,610	14,018

For the Nine Months Ended October 1, 2005
Net revenues	$451,591	$384,087	$306,193	$1,141,871	$—	$1,141,871
Operating income (loss)	48,621	58,613	30,846	138,080	(55,864)	82,216
Depreciation and amortization	5,161	4,637	4,181	13,979	10,165	24,144
Restructuring expense (income)	—	—	—	—	(524)	(524)
Capital expenditures	5,727	3,451	3,999	13,177	14,767	27,944

For the Three Months Ended October 2, 2004
Net revenues	$158,164	$135,408	$30,862	$324,434	$—	$324,434
Operating income (loss)	17,181	19,047	(9,678)	26,550	(18,744)	7,806
Depreciation and amortization	1,936	1,350	1,038	4,324	3,701	8,025
Restructuring expense (income)	—	—	—	—	403	403
Capital expenditures	2,582	2,461	611	5,654	1,786	7,440

For the Nine Months Ended October 2, 2004
Net revenues	$427,713	$323,775	$298,276	$1,049,764	$—	$1,049,764
Operating income (loss)	38,660	39,555	42,393	120,608	(56,836)	63,772
Depreciation and amortization	5,573	4,105	2,899	12,577	10,491	23,068
Restructuring expense (income)	—	—	—	—	3,866	3,866
Capital expenditures	5,556	3,715	1,265	10,536	6,313	16,849

Balance Sheet
Total Assets:
October 1, 2005	$297,858	$286,192	$282,314	$866,364	$333,682	$1,200,045
January 1, 2005	303,484	254,728	356,288	914,500	239,404	1,153,904
October 2, 2004 (As restated. See Note 18)	324,857	291,408	247,859	864,124	290,656	1,154,780
Property, Plant and Equipment, net:
October 1, 2005	$17,569	$9,825	$17,493	$44,887	$69,150	$114,037
January 1, 2005	17,545	8,875	15,917	42,337	64,600	106,937
October 2, 2004 (As restated. See Note 18)	14,283	15,135	15,712	45,130	54,387	99,517

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The Company does not include unallocated corporate expenses, restructuring expense (income) or depreciation and amortization of corporate assets in its determination of segment operating income. Unallocated corporate expenses include general corporate overhead and certain shared corporate services. The Company evaluates the business groups' results without allocating these corporate/other items. Other companies may allocate these costs to their operating divisions and, as a result, the operating results of the Company's operating groups may not be directly comparable to the results of other companies. The table below summarizes corporate/other expenses for each period presented:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Corporate departmental expenses	$15,897	$14,640	$46,223	$42,479
Restructuring expense (income)	(1,251)	403	(524)	3,866
Depreciation and amortization of corporate assets	3,395	3,701	10,165	10,491
Corporate/other items	$18,041	$18,744	$55,864	$56,836

A reconciliation of group operating income to income from continuing operations before provision for income taxes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Group operating income	$31,772	$26,550	$138,080	$120,608
Corporate/other items	(18,041)	(18,744)	(55,864)	(56,836)
Operating income	13,731	7,806	82,216	63,772
Other (income) loss	(60)	(66)	731	(2,027)
Interest expense, net	4,145	5,018	13,703	15,168
Income from continuing operations before provision for income taxes	$9,646	$2,854	$67,782	$50,631

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Geographic Information:    Net revenues summarized by geographic location are as follows:

	For the Three Months Ended
	October 1, 2005		October 2, 2004
Net revenues:
United States	$222,437	67.9%	$231,152	71.2%
Europe	63,003	19.2%	54,050	16.7%
Canada	21,421	6.5%	21,714	6.7%
Mexico	8,828	2.7%	8,910	2.7%
Asia	11,962	3.7%	8,608	2.7%
	$327,651	100.0%	$324,434	100.0%

	For the Nine Months Ended
	October 1, 2005		October 2, 2004
Net revenues:
United States	$817,024	71.6%	$766,004	73.0%
Europe	193,541	16.9%	172,685	16.4%
Canada	71,018	6.2%	66,462	6.3%
Mexico	31,720	2.8%	23,822	2.3%
Asia	28,568	2.5%	20,791	2.0%
	$1,141,871	100.0%	$1,049,764	100.0%

Information about Major Customers:    For the Three Months Ended October 1, 2005, one customer, Federated-May Company, accounted for 14.6% of the Company's net revenues and for the Three Months Ended October 2, 2004, no customer accounted for 10% or more of the Company's net revenues. For the Nine Months Ended October 1, 2005, one customer, Federated-May Company accounted for 11.3% of the Company's net revenues and for the Nine Months Ended October 2, 2004, no customer accounted for 10% or more of the Company's net revenues.

Note 6—Income Taxes

The following presents the domestic and foreign components of the Company's provision (benefit) for income taxes included in income from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Domestic	$(4,281)	$(4,390)	$5,823	$4,949
Foreign	6,950	5,378	19,175	15,684
Total	$2,669	$988	$24,998	$20,633

The effective tax rate for the Three Months Ended October 1, 2005 was approximately 28% compared to approximately 35% for the Three Months Ended October 2, 2004. The Company's tax provision for the quarter reflects a reduction of approximately $800 as a result of the filing of its 2004 tax return. The effective tax rate for the Nine Months Ended October 1, 2005 was approximately 37% compared to approximately 41% for the Nine Months Ended October 2, 2004. The decrease in the effective tax rate is the result of a change in the mix of U.S. and international profits as the Company's U.S. tax rate is generally higher than that of the Company's international locations.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

During the Three Months Ended October 1, 2005, the Company increased its valuation allowance by $1,892 to $154,928. The change primarily reflects the utilization of foreign net operating loss carryforwards of $1,713 (which has been recorded against goodwill), offset by other valuation allowance increases of $3,605. Of the $3,605 increase in the Company's valuation allowance, $3,404 has been recorded as an increase in goodwill consistent with changes in estimates for interim periods and $201 has been recorded to the tax provision.

During the Nine Months Ended October 1, 2005, the Company decreased its valuation allowance by $10,907 to $154,928. The decrease reflects the utilization of domestic net operating loss carryforwards of $5,676 and the utilization of foreign net operating loss carryforwards of $5,589 (both of which have been recorded against goodwill), partially offset by other increases in foreign valuation allowances of $358 (which has been recorded to the tax provision).

On February 4, 2003, the Company emerged from bankruptcy and realized a gain on the cancellation of pre-petition indebtedness of $1,693,000 for the 2003 tax year. Under U.S. tax law, a company that realized cancellation of debt income ("COD") while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of $246,235, which can be used to reduce U.S. taxable income, if any, by approximately $23,415 per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Therefore, in accordance with SFAS No. 5, Accounting for Contingencies, the Company has recorded a tax reserve of $5,676 against goodwill for the portion of the U.S. net operating loss carryforwards utilized in the Nine Months Ended October 1, 2005.

Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJC Act") was signed into law. The AJC Act provides for a special one-time dividends received tax deduction of 85 percent of certain foreign earnings that are repatriated in either a company's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. The AJC Act would require the payment of U.S. tax on the portion of the dividend not subject to the dividends received deduction, even though the Company has U.S. net operating loss carryforwards. All of the Company's foreign earnings are permanently reinvested for the Nine Months Ended October 1, 2005. The Company does not expect to utilize the benefits available under the AJC Act; however, it will continue to evaluate the opportunity to utilize the 85 percent dividends received deduction during the remainder of the 2005 fiscal year. The Company will evaluate any income tax effect should circumstances result in a change in the Company's plans.

Note 7—Employee Benefit and Retirement Plans

Defined Benefit Pension Plan

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

The Company's contributions to the Pension Plan were $3,183 through October 1, 2005 and are expected to be $4,978 in total through December 31, 2005.

The components of net periodic benefit cost were as follows:

	Pension Benefit Plans		Other Benefit Plans
	For the Three Months Ended		For the Three Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$—	$—	$89	$80
Interest cost	2,140	2,136	67	78
Expected return on plan assets	(1,940)	(1,806)	—	—
Net actuarial gain	—	—	—	(8)
Net periodic benefit cost	$200	$330	$156	$150

	Pension Benefit Plans		Other Benefit Plans
	For the Nine Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$—	$—	$346	$240
Interest cost	6,420	6,408	201	234
Expected return on plan assets	(5,820)	(5,418)	—	—
Net actuarial gain	—	—	—	(24)
Net periodic benefit cost	$600	$990	$547	$450

Deferred Compensation Plan

On April 25, 2005, the Company adopted a deferred compensation plan (the "Deferred Compensation Plan") for the benefit of certain employees eligible to participate in the Company's Incentive Compensation Plan. The Deferred Compensation Plan allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% (but no less than 10%) of their annual bonus. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company will establish a "rabbi" trust in connection with the

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan's aggregate benefit obligations. As of October 1, 2005, the Company has a liability of $112 for employee contributions and investment activity to date, which is recorded in other long-term liabilities.

Note 8—Comprehensive Income

The components of comprehensive income were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income	$6,948	$1,604	$42,627	$26,270
Other comprehensive income (loss):
Foreign currency translation adjustments	1,536	1,621	(10,070)	(5,305)
Other	44	(1)	117	(27)
Total comprehensive income	$8,528	$3,224	$32,674	$20,938

The components of accumulated other comprehensive income were as follows:

	October 1, 2005	January 1, 2005	October 2, 2004
Foreign currency translation adjustments (a)	$5,474	$15,544	$6,251
Other	134	17	8
Total accumulated other comprehensive income	$5,608	$15,561	$6,259

(a)	The decrease in foreign currency translation adjustments from January 1, 2005 to October 1, 2005 primarily reflects the strengthening of the United States dollar compared to the euro.

Note 9—Accounts Receivable

As of October 1, 2005, January 1, 2005 and October 2, 2004, the Company had $260,457, $271,920 and $255,228 of open trade invoices and other receivables and $4,545, $2,828 and $7,980 of open debit memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of October 1, 2005, January 1, 2005 and October 2, 2004, the Company recorded $52,671, $54,943 and $50,940 of accounts receivable reserves, respectively.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10—Inventories

Inventories are valued at the lower of cost (using the first-in first-out method) or market and are summarized as follows:

	October 1, 2005	January 1, 2005	October 2, 2004
Finished goods	$230,239	$259,451	$219,062
Work in process/in transit	54,808	45,384	53,438
Raw materials	27,590	30,816	32,060
	$312,637	$335,651	$304,560

At October 1, 2005, January 1, 2005 and October 2, 2004, the Company had inventory with a carrying value of approximately $63,300, $53,500 and $43,100, respectively, which was potentially excess. Based upon the estimated recoveries related to such inventory, as of October 1, 2005, January 1, 2005 and October 2, 2004, the Company reduced the carrying value of such inventory by approximately $24,300, $22,400 and $23,200, respectively, for excess and other inventory adjustments.

As of October 1, 2005, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $5,195 for a total of approximately €4,271 at a weighted-average exchange rate of 1.216. The foreign currency exchange contracts mature through March 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company's European subsidiaries.

Note 11—Goodwill and Intangible Assets

The following table sets forth intangible assets at October 1, 2005, January 1, 2005 and October 2, 2004:

	October 1, 2005			January 1, 2005			October 2, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term:
Company as licensee (a)	$108,363	$8,938	$99,425	$104,030	$6,140	$97,890	$104,030	$5,587	$98,443
Company as licensor	5,861	1,558	4,303	5,861	425	5,436	5,861	—	5,861
Sales order backlog	11,800	11,800	—	11,800	11,800	—	11,800	11,800	—
Other	662	662	—	662	662	—	662	662	—
Total finite lived intangible assets	126,686	22,958	103,728	122,353	19,027	103,326	122,353	18,049	104,304
Indefinite lived intangible assets:
Trademarks	154,616	—	154,616	156,679	—	156,679	150,239	—	150,239
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500	45,500	—	45,500
Total indefinite lived intangible assets	200,116	—	200,116	202,179	—	202,179	195,739	—	195,739
Intangible assets	$326,802	$22,958	$303,844	$324,532	$19,027	$305,505	$318,092	$18,049	$300,043

(a)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women's swimwear. The license was subject to the rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company acquired the remaining rights under the Calvin Klein swimwear license for $4,333, which is being amortized through June 2007 using the straight-line method. In connection with the acquisition of the remaining license rights, the Company's minimum royalties under the license were increased by $1,410, $1,545, $1,195, $465, and $252 for fiscal 2005, fiscal 2006, fiscal 2007, fiscal 2008 and fiscal 2009, respectively. The Company is entitled to up to $1,150 in reimbursement from the predecessor licensee against the 2005 minimum royalties.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the Company's estimated amortization expense related to intangible assets for the next five years:

2006	$5,712
2007	4,680
2008	3,415
2009	3,283
2010	2,995

The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended October 1, 2005:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at January 1, 2005	$13,180	$6,076	$24,415	$43,671
Adjustments:
Income taxes	(2,705)	(1,592)	(1,832)	(6,129)
Other (a)	(44)	1,225	223	1,404
Goodwill balance at October 1, 2005	$10,431	$5,709	$22,806	$38,946

(a)	Reflects, among other items, amounts accrued during the Nine Months Ended October 1, 2005 for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The consideration for the acquisition is based on the cost of inventory sourced by the acquired entity from the date of acquisition through February 25, 2006. The Company expects that the total purchase price for the acquisition will approximate $2,000.

Note 12—Debt

Debt was as follows:

	October 1, 2005	January 1, 2005	October 2, 2004
8 7/8% Senior Notes due 2013	$210,000	$210,000	$210,000
Unrealized gain on swap agreement	—	—	497
Capital lease obligations	503	799	858
	$210,503	$210,799	$211,355

Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the "2003 Swap Agreement") and November 5, 2004 (the "2004 Swap Agreement"), the weighted average effective interest rate of the Senior Notes was reduced to 8.49% as of October 1, 2005, 8.16% as of January 1, 2005 and 8.18% as of October 2, 2004.

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

	October 1, 2005	January 1, 2005	October 2, 2004
Unrealized gain (loss)
2003 Swap Agreement	$(676)	$81	$497
2004 Swap Agreement	(668)	(310)	—
Net unrealized gain (loss)	$(1,344)	$(229)	$497

Revolving Credit Facility

On September 15, 2005, the Company entered into a third amendment to its Revolving Credit Facility to, among other things, (i) extend the maturity date from February 3, 2007 to February 3, 2009; (ii) reduce the applicable margins used to determine interest rates for both base rate and LIBOR borrowings (such that borrowings bear interest at Citibank N.A.'s base rate plus 0.5% (7.25% at October 1, 2005) or LIBOR plus 1.5% (approximately 5.57% at October 1, 2005) although the Revolving Credit Facility provides that the interest rate the Company will pay on outstanding loans may change based on certain defined ratios); (iii) revise financial covenants relating to minimum fixed charge coverage ratios, maximum leverage ratios and limits on capital expenditures so that such covenants are tested only when available credit (as defined in the amendment) falls below $50,000; (iv) replace the previously fixed unused commitment fee with a commitment fee structure that varies based upon the Company's leverage ratio; (v) eliminate dollar limitations on certain acquisitions of entities and assets and repurchases of the Company's common stock so long as available credit is at least $50,000 after giving effect to such acquisition or repurchase and provided certain other terms and conditions are met; (vi) permit payment of cash dividends on the Company's common stock in amounts up to 25% of the Company's net income for the most recent completed fiscal year; (vii) allow for additional indebtedness of up to $30,000, provided such indebtedness is incurred solely to finance the construction of a new distribution facility; and (viii) reduce the pricing of certain letters of credit that are cash collateralized. The Company's ability to take certain of the foregoing actions under the Revolving Credit Facility, as amended, is limited by certain provisions of the indenture governing the Senior Notes.

The Revolving Credit Facility, as amended, and the terms of the indenture governing the Senior Notes contain certain restrictions and require the Company to meet certain financial and other covenants. The Company was in compliance with the covenants of both the Revolving Credit Facility and the Senior Notes at October 1, 2005, January 1, 2005 and October 2, 2004.

As of October 1, 2005, the Company had approximately $118,899 of cash and cash equivalents available as collateral against outstanding letters of credit of $51,179 and approximately $33,112 of other cash and cash equivalents held by foreign subsidiaries. As of October 1, 2005, the Company had $242,720 of credit available under its Revolving Credit Facility which included available borrowings of $175,000 and cash and cash equivalents, net of outstanding letters of credits, of $67,720. At October 1, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility.

The Company earned interest income of $1,284 and $558 for the Three Months Ended October 1, 2005 and the Three Months Ended October 2, 2004, respectively, and $2,346 and $1,530 for the Nine

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Months Ended October 1, 2005 and Nine Months ended October 2, 2004, respectively. Interest income is recorded as part of interest expense, net, on the Company's statement of operations.

During the Three Months Ended October 1, 2005 and the Nine Months Ended October 1, 2005, the Company included $330 and $699, respectively, of capitalized interest expense in fixed assets.

Note 13—Capital Stock

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of October 1, 2005, January 1, 2005 and October 2, 2004.

Common Stock

Share Repurchase Program

In July 2005, the Company's Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years.

During the Three Months Ended October 1, 2005, the Company purchased 9,151 shares of its common stock in the open market at a total cost of approximately $222 ($24.25 per share) under the share repurchase program.

The share repurchase program may be modified or terminated by the Company's Board of Directors at any time. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under the Company's employee stock plans.

Note 14—Supplemental Cash Flow Information

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
Cash paid (received) during the period for:
Interest expense	$11,762	$11,485
Interest income	(2,412)	(1,297)
Income taxes refunded, net	(198)	(393)
Supplemental non-cash investing and financing activities:
Change in accounts payable for purchase of fixed assets	2,360	1,662
Note receivable (reserved for) on asset sales	(298)	670

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 15—Income Per Common Share

	For the Three Months Ended
	October 1, 2005	October 2, 2004
Numerator for basic and diluted income per common share:
Income from continuing operations	$6,977	$1,866
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,913,635	45,465,525
Income per common share from continuing operations	$0.15	$0.04
Diluted:
Weighted average number of shares outstanding	45,913,635	45,465,525
Effect of dilutive securities:
Employee stock options	687,554	446,737
Unvested employees' restricted stock	234,046	244,311
Weighted average number of shares and share equivalents outstanding	46,835,235	46,156,573
Income per common share from continuing operations	$0.15	$0.04
Number of anti-dilutive "out-of-the-money" stock options outstanding	47,400	237,600

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
Numerator for basic and diluted income per common share:
Income from continuing operations	$42,784	$29,998
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,805,562	45,351,922
Income per common share from continuing operations	$0.93	$0.66
Diluted:
Weighted average number of shares outstanding	45,805,562	45,351,922
Effect of dilutive securities:
Employee stock options	596,750	423,318
Unvested employees' restricted stock	159,855	201,011
Weighted average number of shares and share equivalents outstanding	46,562,167	45,976,251
Income per common share from continuing operations	$0.92	$0.65
Number of anti-dilutive "out-of-the-money" stock options outstanding	69,600	364,800

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 17—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of October 1, 2005, January 1, 2005 and October 2, 2004 and for the Nine Months Ended October 1, 2005 and the Nine Months Ended October 2, 2004 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the "Guarantor Subsidiaries"); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries"); and (v) the Company on a consolidated basis.

	October 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$114,994	$146	$36,871	$—	$152,011
Accounts receivable, net	—	—	143,162	69,169	—	212,331
Inventories	—	89,287	139,327	84,023	—	312,637
Assets of discontinued operations	—	(24)	24	—	—	—
Prepaid expenses and other current assets	—	16,152	12,666	15,546	—	44,364
Total current assets	—	220,409	295,325	205,609	—	721,343
Property, plant and equipment, net	—	45,788	44,754	23,495	—	114,037
Investment in subsidiaries	844,818	551,498	—	—	(1,396,316)	—
Other assets	—	46,214	301,479	16,972	—	364,665
Total assets	$844,818	$863,909	$641,558	$246,076	$(1,396,316)	$1,200,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$105,206	$41,470	$83,588	$—	$230,264
Total current liabilities	—	105,206	41,470	83,588	—	230,264
Intercompany accounts	225,030	(171,315)	24,392	(78,107)	—	—
Long-term debt	—	210,000	—	503	—	210,503
Other long-term liabilities	—	123,255	12,866	3,369	—	139,490
Stockholders' equity	619,788	596,763	562,830	236,723	(1,396,316)	619,788
Total liabilities and stockholders' equity	$844,818	$863,909	$641,558	$246,076	$(1,396,316)	$1,200,045

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	October 2, 2004 (As Restated—See Note 18)
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$52,952	$237	$22,768	$—	$75,957
Accounts receivable, net	—	—	154,436	57,832	—	212,268
Inventories	—	100,152	125,289	79,119	—	304,560
Assets of discontinued operations	—	—	—	2,902	—	2,902
Prepaid expenses and other current assets	—	30,099	11,769	20,479	—	62,347
Total current assets	—	183,203	291,731	183,100	—	658,034
Property, plant and equipment, net	—	21,259	57,950	20,308	—	99,517
Investment in subsidiaries	786,595	557,998	—	—	(1,344,593)	—
Other assets	—	125,714	254,899	16,616	—	397,229
Total assets	$786,595	$888,174	$604,580	$220,024	$(1,344,593)	$1,154,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$121,175	$45,199	$74,210	$—	$240,584
Liabilities of discontinued operations	—	—	444	1,121	—	1,565
Total current liabilities	—	121,175	45,643	75,331	—	242,149
Intercompany accounts	237,271	(223,882)	63,205	(76,594)	—	—
Long-term debt	—	210,497	—	858	—	211,355
Other long-term liabilities	—	140,897	281	10,774	—	151,952
Stockholders' equity	549,324	639,487	495,451	209,655	(1,344,593)	549,324
Total liabilities and stockholders' equity	$786,595	$888,174	$604,580	$220,024	$(1,344,593)	$1,154,780

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Nine Months Ended October 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$340,852	$476,577	$324,442	$—	$1,141,871
Cost of goods sold	—	259,269	326,957	173,001	—	759,227
Gross profit	—	81,583	149,620	151,441	—	382,644
Selling, general and administrative expenses	—	101,419	106,280	92,653	—	300,352
Pension expense	—	600	—	—	—	600
Restructuring expense (income)	—	686	—	(1,210)	—	(524)

Operating income (loss)	—	(21,122)	43,340	59,998	—	82,216
Equity in income of subsidiaries	(42,627)	—	—	—	42,627	—
Intercompany royalty and management fees	—	(2,099)	(5,147)	7,246	—	—
Other (income) loss	—	(6,019)	6,019	731	—	731
Interest (income) expense, net	—	46,317	(33,567)	953	—	13,703

Income (loss) from continuing operations before provision (benefit) for income taxes	42,627	(59,321)	76,035	51,068	(42,627)	67,782
Provision (benefit) for income taxes	—	(21,878)	28,042	18,834	—	24,998
Income (loss) from continuing operations	42,627	(37,443)	47,993	32,234	(42,627)	42,784
Loss from discontinued operations, net of taxes	—	—	(137)	(20)	—	(157)
Net income (loss)	$42,627	$(37,443)	$47,856	$32,214	$(42,627)	$42,627

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Nine Months Ended October 2, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$303,876	$462,535	$283,353	$—	$1,049,764
Cost of goods sold	—	230,403	313,792	157,967	—	702,162
Gross profit	—	73,473	148,743	125,386	—	347,602
Selling, general and administrative expenses	—	101,429	95,214	82,331	—	278,974
Pension expense	—	990	—	—	—	990
Restructuring items (income)	—	3,508	38	320	—	3,866

Operating income (loss)	—	(32,454)	53,491	42,735	—	63,772
Equity in income of subsidiaries	(26,270)	—	—	—	26,270	—
Intercompany royalty and management fees	—	(1,630)	(4,500)	6,130	—	—
Other (income) loss	—	(15,448)	14,980	(1,559)	—	(2,027)
Interest (income) expense, net	—	33,294	(18,999)	873	—	15,168

Income (loss) from continuing operations before provision (benefit) for income taxes	26,270	(48,670)	62,010	37,291	(26,270)	50,631
Provision (benefit) for income taxes	—	(19,832)	25,269	15,196	—	20,633
Income (loss) from continuing operations	26,270	(28,838)	36,741	22,095	(26,270)	29,998
Income (loss) from discontinued operations, net of taxes	—	—	(3,854)	126	—	(3,728)
Net income (loss)	$26,270	$(28,838)	$32,887	$22,221	$(26,270)	$26,270

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Nine Months Ended October 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,389)	$83,226	$8,289	$23,614	$—	$113,740
Net cash provided by (used in) operating activities from discontinued operations	—	—	(229)	1,298	—	1,069
Net cash provided by (used in) operating activities	(1,389)	83,226	8,060	24,912	—	114,809
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	4,676	—	35	—	4,711
Purchase of property, plant and equipment	—	(16,781)	(3,236)	(5,567)	—	(25,584)
Purchase of intangible asset	—	—	(4,333)	—	—	(4,333)
Other	—	—	(467)	(278)		(745)
Net cash used in investing activities	—	(12,105)	(8,036)	(5,810)	—	(25,951)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,299	—	—	—	—	2,299
Payment of deferred financing costs	—	(282)	—	(1,185)	—	(1,467)
Other	(910)	—	—	(296)	—	(1,206)
Net cash provided by (used in) financing activities	1,389	(282)	—	(1,481)	—	(374)
Translation adjustments	—	—	—	(2,061)	—	(2,061)
Increase (decrease) in cash and cash equivalents	—	70,839	24	15,560	—	86,423
Cash and cash equivalents, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, at end of period	$—	$114,994	$146	$36,871	$—	$152,011

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Nine Months Ended October 2, 2004 (As Restated—See Note 18)
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2,429)	$24,024	$32,209	$6,600	$—	$60,404
Net cash provided by (used in) operating activities from discontinued operations	—	—	(5,057)	1,021	—	(4,036)
Net cash provided by (used in) operating activities	(2,429)	24,024	27,152	7,621	—	56,368
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivables	—	5,467	—	243	—	5,710
Purchase of property, plant and equipment	—	(9,706)	(1,577)	(4,044)	—	(15,327)
Business acquisitions	—	—	(40,018)	—	—	(40,018)
Proceeds from sale of business units	—	—	15,179	—	—	15,179
Net cash provided by (used in) investing activities from continuing operations	—	(4,239)	(26,416)	(3,801)	—	(34,456)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—	1,137	—	1,137
Net cash provided by (used in) investing activities	—	(4,239)	(26,416)	(2,664)	—	(33,319)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,429	—	—	—	—	2,429
Other	—	(705)	(1,000)	(274)	—	(1,979)
Net cash provided by (used in) financing activities	2,429	(705)	(1,000)	(274)	—	450
Translation adjustments	—	—	—	(999)	—	(999)
Increase (decrease) in cash and cash equivalents	—	19,080	(264)	3,684	—	22,500
Cash and cash equivalents, at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents, at end of period	$—	$52,952	$237	$22,768	$—	$75,957

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 18—	Restatement of Consolidated Condensed Balance Sheet at October 2, 2004 and Consolidated Condensed Statement of Cash Flows for the Nine Months Ended October 2, 2004

As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, the Company restated its consolidated balance sheet at January 3, 2004 and its consolidated statement of cash flows for the period February 5, 2003 to January 3, 2004. The Company reviewed its accounting for operating leases and determined that its method of accounting for rent that was deferred during the pre-occupancy renovation period and its netting of cash received from the landlord against the cost of leasehold improvements, in each case, related to the lease for the Company's New York headquarters, did not conform to accounting principles generally accepted in the United States of America. The consolidated condensed balance sheet as of October 2, 2004 and the consolidated condensed statement of cash flows for the Nine Months Ended October 2, 2004 have been restated accordingly. A summary of the effects of the restatement is presented below:

	Consolidated Condensed Balance Sheet at October 2, 2004
	As Previously Reported	As Restated
Prepaid expenses and other current assets	64,847	62,347
Total current assets	660,534	658,034
Property, plant and equipment, net	89,848	99,517
Total assets	1,147,611	1,154,780
Other long-term liabilities	142,735	151,952
Retained earnings	28,156	26,108
Total stockholders' equity	551,372	549,324
Total liabilities and stockholders' equity	1,147,611	1,154,780

	Consolidated Condensed Statement of Cash Flows For the Nine Months Ended October 2, 2004
	As Previously Reported	As Restated
Net cash provided by operating activities from continuing operations	55,121	60,404
Net cash provided by operating activities	51,085	56,368
Net cash used in investing activities from continuing operations	(29,173)	(34,456)
Net cash used in investing activities	(28,036)	(33,319)

Note 19—Commitments

Pursuant to an agreement entered into during the Three Months Ended October 1, 2005, the Company agreed to purchase approximately $1,000 of store fixtures in the first quarter of fiscal 2006.

During the Three Months Ended October 1, 2005, the Company entered into agreements to guarantee certain purchase orders by one of its finished goods contractors with vendors of raw materials up to a maximum of $3,717. As of October 28, 2005, the Company had made payments of $2,432 (recorded in inventory) related to these guarantees and approximately $1,285 of the guarantees were still outstanding. The guarantees expire at various times through December 2005. The estimated fair value of the guarantees was not material to the Company's consolidated financial statements at October 1, 2005.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

During the Nine Months Ended October 1, 2005, the Company entered into certain (and amended certain other) employment agreements with its executive officers. The agreements provide for the payment of base salary and bonus and the granting of long-term incentive and supplemental awards to the executives. Minimum guaranteed compensation payable to the executives under the agreements is $4,693, $5,627, $3,863 and $1,305 with respect to fiscal 2005, 2006, 2007 and 2008, respectively.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. The period July 3, 2005 to October 1, 2005 (the "Third Quarter of Fiscal 2005"), the period January 2, 2005 to October 1, 2005 (the "Nine Months Ended October 1, 2005"), the period July 4, 2004 to October 2, 2004 (the "Third Quarter of Fiscal 2004") and the period January 4, 2004 to October 2, 2004 (the "Nine Months Ended October 2, 2004") contained thirteen weeks, thirty-nine weeks, thirteen weeks, and thirty-nine weeks, respectively, of operations. References to "Core Brands" in the context of the Company's Intimate Apparel Group refer to the Company's Warner's®, Olga®, and Body Nancy Ganz/Bodyslimmers® brand names. References to "Fashion Brands" in the context of the Company's Intimate Apparel Group refer to the Company's Lejaby®, Axcelerate engineered by Speedo® ("Axcelerate") and J. Lo by Jennifer Lopez® ("JLO") brand names. References to "Designer" in the context of the Swimwear Group refer to the Company's Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein® and Michael Kors® brand names.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, membership clubs, chain stores, specialty and other stores and mass merchandisers. There are also 92 Calvin Klein retail stores worldwide (consisting of 51 stores directly operated by the Company, including one on-line store, and 41 stores operated under retail licenses or distributorship agreements). The Company's Swimwear Group also operates two Speedo® outlet stores which opened in July 2005 and one on-line store.

During the Nine Months Ended October 1, 2005, the Company saw improvements in its operations and results which the Company believes were driven in part by the effectiveness of its merchandising and brand strategies. Strength in the Sportswear Group resulted in an 18.6% increase in Sportswear Group net revenues for Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004, which the Company believes demonstrates the successful execution of its expanded product and distribution strategies. In the Intimate Apparel Group, Calvin Klein underwear net revenues increased 10.1% for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004. In addition, Core Brands net revenues increased 1.7% for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004.

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the Nine Months Ended October 1, 2005, the Company continued the implementation of SAP's Apparel and Footwear Solution (an enterprise-wide computer software platform encompassing finance, sales and distribution and materials management) ("SAP") in both its Swimwear Group and certain corporate shared services departments. The Company expects to complete implementation of SAP in its Swimwear Group and certain corporate shared services departments in the first quarter of 2006. The Company believes that this enterprise software solution will enable management to better and more efficiently gather, analyze and assess information worldwide.

The Company has identified many near-term opportunities for growth and operational improvement, as well as challenges and uncertainties relating to certain of its businesses. In particular,

management believes that there are many factors influencing the manufacturing and procurement business cycle of the apparel industry, including but not limited to uncertainty surrounding ongoing import restrictions (including recently established limits on imports of certain intimate apparel products from Asia), overall deflation in the selling prices of apparel products and consolidation of its retail customers. See "Statement Regarding Forward-Looking Disclosure." The Company will continue to address these and other challenges by, among other things, seeking to: (i) improve its procurement process and identify and utilize lower cost, high quality reliable sourcing partners; (ii) focus on operational controls and efficiency by continuing its investment in its infrastructure; (iii) continue to develop and invest in its portfolio of desirable brands while maintaining a diverse product offering at competitive price points across multiple channels of distribution; (iv) expand its product offerings with existing customers; (v) introduce new products in new channels of distribution; and (vi) identify strategic acquisition opportunities.

On July 12, 2005, the Company announced the election of Donald L. Seeley to the Board of Directors. With the addition of Mr. Seeley, seven of the eight directors of the Company are independent.

Financial and Operating Highlights

Third Quarter

Net revenues increased $3.2 million, or 1.0%, to $327.7 million for the Third Quarter of Fiscal 2005 as compared to $324.4 million for the Third Quarter of Fiscal 2004, reflecting an increase of $6.7 million in the Swimwear Group, partially offset by declines of $1.7 million and $1.8 million in the Intimate Apparel Group and Sportswear Group, respectively. The decline in Sportswear Group net revenues reflects the timing of certain shipments of Calvin Klein jeans products to membership clubs which occurred in the first half of fiscal 2005 while comparable sales occurred in the second half of fiscal 2004, partially offset by increases in Chaps® net revenues. Calvin Klein underwear revenues were up 9.9% while revenues in the remainder of the Intimate Apparel Group's businesses declined due in part to challenging comparisons as a result of the 2004 JLO launch. In translating foreign currencies into the United States dollar, the net weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.6 million increase in net revenues for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004.

Gross profit increased $10.0 million, or 9.7%, to $112.7 million for the Third Quarter of Fiscal 2005 compared to $102.7 million for the Third Quarter of Fiscal 2004, attributable to increases in the Company's Sportswear and Intimate Apparel Groups, partially offset by a slight decrease in the Swimwear Group. Gross profit as a percentage of net revenues ("gross margin") increased from 31.6% for the Third Quarter of Fiscal 2004 to 34.4% for the Third Quarter of Fiscal 2005 primarily reflecting cost savings resulting from sourcing initiatives implemented in the 2004 fiscal year coupled with an improved regular to off-price sales mix. In translating foreign currencies into the United States dollar, the net weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.7 million increase in gross profit for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004.

Selling, general and administrative ("SG&A") expenses increased $5.9 million, or 6.2%, to $100.0 million (30.5% of net revenues) for the Third Quarter of Fiscal 2005 from $94.1 million (29.0% of net revenues) for the Third Quarter of Fiscal 2004. Selling and marketing expenses (including distribution expenses) increased $2.3 million, primarily reflecting the full period effect and vertical integration of the Ocean Pacific® business (acquired in August 2004) coupled with expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Administrative expenses increased $3.5 million reflecting an increase in administrative expenses related to operating groups of $2.5 million coupled with an increase in unallocated corporate expenses of $1.0 million. The increase in operating group administrative expenses primarily reflects increases related to a full period of operations of the

Company's Ocean Pacific business coupled with increases related to the Company's expansion of its retail business, partially offset by net cost savings across other groups. The increase in unallocated corporate expenses includes an increase in employee benefits ($0.8 million) as a result of planned enhancements to employee benefit programs, charges related to the Company's SAP implementation (which commenced in the fourth quarter of the 2004 fiscal year) ($0.7 million) and other net increases ($0.6 million), partially offset by a reduction in professional fees of $1.1 million associated with Sarbanes-Oxley Act of 2002 ("SOX") compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the United States Securities and Exchange Commission ("SEC") on May 11, 2004. In translating foreign currencies into the United States dollar, the net weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.2 million increase in SG&A expenses for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004.

Operating income increased to $13.7 million (4.2% of net revenues) for the Third Quarter of Fiscal 2005 compared to $7.8 million (2.4% of net revenues) for the Third Quarter of Fiscal 2004 primarily reflecting an increase in group operating income combined with a reversal of restructuring accruals, partially offset by an increase in unallocated corporate expenses. The improvement in operating margin reflects the reversal of certain restructuring accruals and a 280 basis point increase in gross margin, partially offset by a 150 basis point increase in SG&A expenses as a percentage of net revenues. In translating foreign currencies into the United States dollar, the net weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.5 million increase in operating income for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004.

Net income increased to $6.9 million, or $0.15 per diluted share, for the Third Quarter of Fiscal 2005 compared to $1.6 million, or $0.03 per diluted share, for the Third Quarter of Fiscal 2004. The improvement in net income resulted primarily from the increase in gross profit, the increase in restructuring income, lower interest expense and lower tax expense. The Company's tax provision for the quarter benefited from the reconciliation of its tax accounts related to the filing of the Company's 2004 tax returns.

Nine Months

Net revenues increased $92.1 million, or 8.8%, to $1,141.9 million for the Nine Months Ended October 1, 2005 as compared to $1,049.8 million for the Nine Months Ended October 2, 2004. The majority of the increase was attributable to expanded distribution of the Sportswear Group's Chaps brand and the continued strength of the Calvin Klein jeans brand. Net revenues for the Nine Months Ended October 1, 2005 benefited from the timing of certain sales of Calvin Klein jeans products to membership clubs. The increase in sales to membership clubs reflects the timing of certain shipments which occurred in the Nine Months Ended October 1, 2005 while comparable sales occurred in the fourth quarter of fiscal 2004. The increase in net revenues also reflects increases in the Intimate Apparel Group, primarily in the Company's Warner's brand and Calvin Klein underwear brand. In addition, net revenues increased in the Swimwear Group reflecting revenues of $7.7 million for Ocean Pacific (acquired on August 19, 2004) for the full Nine Months Ended October 1, 2005 and revenues of Calvin Klein swimwear in Europe and the United States, partially offset by a decrease in Speedo. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in an $11.4 million increase in net revenues for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004.

Gross profit increased $35.0 million, or 10.1%, to $382.6 million for the Nine Months Ended October 1, 2005 compared to $347.6 million for the Nine Months Ended October 2, 2004, attributable to increases in the Sportswear and Intimate Apparel Groups, partially offset by a decrease in the Swimwear Group. Gross margin increased from 33.1% for the Nine Months Ended October 2, 2004 to

33.5% for the Nine Months Ended October 1, 2005 primarily reflecting an improved regular to off-price sales mix, partially offset by less favorable markdown and allowance experience. Gross profit also includes the effect of design and merchandising expenses related to the introduction of new products, primarily Op®, Calvin Klein swimwear, Michael Kors and Axcelerate. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.7 million increase in gross profit for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004.

SG&A expenses increased $21.4 million, or 7.7%, to $300.4 million (26.3% of net revenues) for the Nine Months Ended October 1, 2005 from $279.0 million (26.6% of net revenues) for the Nine Months Ended October 2, 2004. Selling and marketing expenses (including distribution expenses) increased $14.1 million, primarily as a result of the associated increase in net revenues, a full period of operations in the Company's Ocean Pacific business which was acquired in August 2004 and expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Administrative expenses increased $7.3 million reflecting an increase in expenses related to operating groups of $4.5 million coupled with an increase in unallocated corporate expenses of $2.8 million. The increase in administrative expenses related to the operating groups reflects the full period effect and vertical integration of the Ocean Pacific business (acquired in August 2004), increases related to the Company's expansion of its retail business and the provision for an uncollectible non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructuring items) in the Intimate Apparel segment, partially offset by net cost savings across other groups. The increase in unallocated corporate expenses includes an increase in employee benefits ($1.6 million) as a result of planned enhancements to employee benefit programs, charges related to the Company's SAP implementation (which commenced in the fourth quarter of the 2004 fiscal year) ($2.0 million) and other items, net, of $0.7 million, partially offset by a reduction in professional fees of $1.5 million primarily associated with SOX compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the SEC on May 11, 2004. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.8 million increase in SG&A expenses for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004.

Operating income increased to $82.2 million (7.2% of net revenues) for the Nine Months Ended October 1, 2005 compared to $63.8 million (6.1% of net revenues) for the Nine Months Ended October 2, 2004, primarily reflecting an increase in gross profit combined with a decrease in restructuring expenses, partially offset by an increase in SG&A expenses. The improvement in operating margin reflects the decrease in restructuring costs coupled with a 40 basis point increase in gross margin and a 30 basis point decline in SG&A expenses as a percentage of net revenues. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.9 million increase in operating income for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004.

Net income increased to $42.6 million, or $0.92 per diluted share, for the Nine Months Ended October 1, 2005 compared to $26.3 million, or $0.57 per diluted share, for the Nine Months Ended October 2, 2004. The improvement in net income resulted primarily from the increase in gross profit, the increase in restructuring income, lower interest expense and lower tax expense.

Accounts receivable decreased $7.5 million from $219.8 million at January 1, 2005 to $212.3 million at October 2, 2005. The decrease primarily reflects initial shipments of Chaps into the mid-tier channel of distribution at the end of December 2004 which resulted in an unusually high level of accounts receivable for the Chaps division at the end of fiscal 2004. In addition, the Company has improved its rate of collections, improving its nine month average days sales outstanding from 57 days at October 2, 2004 to 55 days at October 1, 2005. Accounts receivable were flat at $212.3 million as of October 1, 2005 compared to $212.3 million as of October 2, 2004.

Inventories decreased $23.0 million from $335.6 million at January 1, 2005 to $312.6 million at October 1, 2005, primarily related to a $17.8 million decrease in Swimwear Group inventory reflecting the seasonal shipment of swimwear products, combined with a $15.3 million decrease in Intimate Apparel inventory due primarily to a decrease in the Intimate Apparel Group's level of excess and obsolete inventory, partially offset by a $10.1 million increase in Sportswear Group inventory due primarily to the expansion of the Chaps brand into the mid-tier channel of distribution. Inventories at October 1, 2005 increased $8.0 million to $312.6 million from $304.6 million at October 2, 2004, primarily related to a $10.6 million increase in Sportswear Group inventory reflecting the expansion of the Chaps brand into the mid-tier channel of distribution, combined with a $9.3 million increase in Swimwear Group inventory due primarily to a challenging swimwear season, partially offset by a $11.9 million decrease in Intimate Apparel inventory due primarily to a decrease in the Intimate Apparel Group's level of excess and obsolete inventory. The Company has identified inventory having a carrying value of $63.3 million as potentially excess at October 1, 2005 compared to inventory having a carrying value of $53.5 million as potentially excess at January 1, 2005. The increase in excess inventory reflects increases in Swimwear ($9.8 million), Chaps ($4.9 million), Calvin Klein underwear in Europe ($5.8 million) and other divisions, net ($0.9 million), partially offset by decreases in Intimate Apparel (exclusive of Calvin Klein underwear in Europe) of $11.6 million. Reductions to reduce the carrying value of excess inventory to estimated net realizable value totaled $24.3 million (38.3% of carrying value) at October 1, 2005 compared to $22.4 million (41.9% of cost) at January 1, 2005. The decrease in inventory carrying value as a percentage of potentially excess inventory reflects the mix of inventory and historical realization rates for the sales of goods by type and location.

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

Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimates of the allowance amounts that are necessary are updated on a monthly basis and include amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to accounts receivable reserves for specific account allowances and negotiated settlements of customer deductions are recorded in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. The Company has purchased credit insurance to help mitigate the potential losses it may incur from the bankruptcy, reorganization or liquidation of some of its customers.

As of October 1, 2005, January 1, 2005 and October 2, 2004, the Company had $260.5 million, $271.9 million and $255.2 million of open trade invoices and other receivables and $4.5 million, $2.8 million and $8.0 million of open debit memos, net of credit memos, respectively. Based upon the Company's analysis of estimated recoveries and collections associated with the related invoices and debit memos, as of October 1, 2005, January 1, 2005 and October 2, 2004, the Company recorded $52.7 million, $54.9 million and $50.9 million of accounts receivable reserves, respectively.

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

The Company has identified inventory with a carrying value of $63.3 million as potentially excess at October 1, 2005 compared to $53.5 million at January 1, 2005 and $43.1 million at October 2, 2004. Reductions to reduce the carrying value of excess inventory to estimated net realizable value totaled $24.3 million (38.3% of carrying value) at October 1, 2005 compared to $22.4 million (41.9% of carrying value) at January 1, 2005 and $23.2 million (53.8% of carrying value) at October 2, 2004. The decrease in inventory carrying value as a percentage of potentially excess inventory reflects the mix of inventory and historical realization rates for the sales of excess goods by type and location.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004 and the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004.

	Third Quarter of Fiscal 2005	% of Net Revenues	Third Quarter of Fiscal 2004	% of Net Revenues	Nine Months Ended October 1, 2005	% of Net Revenues	Nine Months Ended October 2, 2004	% of Net Revenues
	(in thousands of dollars)
Net revenues	$327,651	100.0%	$324,434	100.0%	$1,141,871	100.0%	$1,049,764	100.0%
Cost of goods sold	214,986	65.6%	221,761	68.4%	759,227	66.5%	702,162	66.9%
Gross profit	112,665	34.4%	102,673	31.6%	382,644	33.5%	347,602	33.1%
Selling, general and administrative expenses	99,985	30.5%	94,134	29.0%	300,352	26.3%	278,974	26.6%
Pension expense	200	0.1%	330	0.1%	600	0.2%	990	0.1%
Restructuring expense (income)	(1,251)	–0.4%	403	0.1%	(524)	0.0%	3,866	0.4%
Operating income	13,731	4.2%	7,806	2.4%	82,216	7.2%	63,772	6.1%
Other (income) loss	(60)		(66)		731		(2,027)
Interest expense, net	4,145		5,018		13,703		15,168
Income from continuing operations before provision for income taxes	9,646		2,854		67,782		50,631
Provision for income taxes	2,669		988		24,998		20,633
Income from continuing operations	6,977		1,866		42,784		29,998
Loss from discontinued operations, net of taxes	(29)		(262)		(157)		(3,728)
Net income	$6,948		$1,604		$42,627		$26,270

Net Revenues

Net revenues by segment were as follows:

	Third Quarter of Fiscal 2005	Third Quarter of Fiscal 2004	Increase (Decrease)	% Change	Nine Months Ended October 1, 2005	Nine Months Ended October 2, 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$156,488	$158,164	$(1,676)	–1.1%	$451,591	$427,713	$23,878	5.6%
Sportswear Group	133,651	135,408	(1,757)	–1.3%	384,087	323,775	60,312	18.6%
Swimwear Group	37,512	30,862	6,650	21.5%	306,193	298,276	7,917	2.7%
Net revenues	$327,651	$324,434	$3,217	1.0%	$1,141,871	$1,049,764	$92,107	8.8%

The Company's products are widely distributed through most major channels of distribution. The following table summarizes the Company's percentage of net revenues by channel of distribution for the Nine Months Ended October 1, 2005 and the Nine Months Ended October 2, 2004:

	Nine Months Ended
	October 1, 2005	October 2, 2004
United States – wholesale
Department stores and independent retailers	20%	24%
Specialty stores	10%	10%
Chain stores	9%	5%
Mass merchandisers	7%	9%
Membership clubs and other	25%	24%
Total United States – wholesale	71%	72%
International – wholesale	27%	26%
Retail / other	2%	2%
Net revenues – consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Third Quarter of Fiscal 2005	Third Quarter of Fiscal 2004	Increase (Decrease)	% Change	Nine Months Ended October 1, 2005	Nine Months Ended October 2, 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear (a)	$94,981	$86,390	$8,591	9.9%	$253,169	$229,972	$23,197	10.1%
Core Brands	33,144	37,675	(4,531)	–12.0%	105,587	103,816	1,771	1.7%
Fashion Brands	28,363	34,099	(5,736)	–16.8%	92,835	93,925	(1,090)	–1.2%
Intimate Apparel Group	$156,488	$158,164	$(1,676)	–1.1%	$451,591	$427,713	$23,878	5.6%

(a)	Includes net revenues from Intimate Apparel Group operated retail and on-line stores of approximately $7.5 million, $5.6 million, $20.3 million and $14.2 million in the Third Quarter of Fiscal 2005, Third Quarter of Fiscal 2004, Nine Months Ended October 1, 2005 and Nine Months Ended October 2, 2004, respectively.

Third Quarter

The increase in Calvin Klein underwear net revenues reflects increases of $5.4 million in Europe, $3.1 million in Asia and $0.3 million in Mexico, partially offset by a combined decrease of $0.2 million in the United States and Canada. The increase in Europe primarily reflects increases in the men's and women's business and increased sales in the Company's retail stores. The increase in Asia reflects the effects of the Company's expansion initiatives in China, Korea, Taiwan and Japan combined with increases in existing distribution channels. Net revenues in the United States declined $0.1 million; however, the sales mix improved, as evidenced by a $2.0 million increase in regular price sales and a $2.1 million decrease in sales through off-price channels.

The decrease in Core Brands net revenues reflects a $4.7 million decrease in the United States, partially offset by a combined net increase of $0.2 million in foreign countries. The decrease in the United States reflects volume related decreases, primarily in the off-price and club channels of distribution. Despite the decrease in volumes, sales mix improved as evidenced by the reduction in the ratio of off-price sales to total sales.

The decrease in Fashion Brands net revenues primarily reflects a $7.2 million decrease in the United States, partially offset by a combined net increase of $1.5 million in foreign countries. The decrease in net revenues in the United States primarily reflects a comparison to the initial launch period of JLO in the Third Quarter of Fiscal 2004. The increase in foreign net revenues primarily reflects an increase in Lejaby net revenues related primarily to volume and price increases in Europe.

Nine Months

The increase in Calvin Klein underwear net revenues reflects increases of $10.5 million in Europe, $7.6 million in Asia, $3.1 million in the United States, $1.6 million in Mexico and $0.4 million in Canada. The increase in Europe reflects volume increases in the men's and women's business and increased sales in the Company's retail stores combined with the positive translation impact of a stronger euro relative to the United States dollar. The increase in Asia reflects the effects of the Company's expansion initiatives in China, Korea, Taiwan and Japan combined with increases in existing distribution channels. The increase in the United States primarily reflects continued strength in the men's business (increase of $9.5 million) combined with increases in other lines, net, of $2.8 million, partially offset by continued declines in the women's business (decrease of $9.2 million). The increase in the men's business reflects increases in sales to retail stores operated by Calvin Klein Inc. and increases in sales to customers in the off-price channel, partially offset by a decrease in department store sales. In an effort to address the weakness in the women's business, the Company launched its Perfectly Fit line of women's intimate apparel. The increase in Mexico primarily reflects volume increases related to improved customer service levels.

The increase in Core Brands net revenues primarily reflects increases of $1.6 million and $1.3 million in Canada and Mexico, respectively, partially offset by decreases of $0.8 million and $0.3 million in the United States and Asia, respectively. The increase in revenues in Canada primarily reflects the positive translation impact of a stronger Canadian dollar relative to the United States dollar. The increase in revenues in Mexico primarily reflects volume increases related to improved customer service levels. The decrease in the United States primarily reflects an increase in Warner's net revenues and an increase in sales to membership clubs as a result of the Company's expansion into the clubs distribution channel, more than offset by declines in the Olga and Body Nancy Ganz/Bodyslimmers brands and the private label business. Management believes the improved performance of the Warner's brand is the result of its ongoing efforts to reinvigorate this brand. The declines in the Olga and Body Nancy Ganz/Bodyslimmers brands were due to the limited success of new product introductions in fiscal 2004 and fewer new product launches in 2005.

The decrease in Fashion Brands net revenues primarily reflects a $4.2 million decrease in the United States, partially offset by a $3.1 million increase in foreign countries. The decline in the United States reflects declines in JLO ($2.4 million) and in Lejaby Rose ($2.2 million). Declines in JLO reflect a comparison to the initial launch period of the JLO brand in the Third Quarter of Fiscal 2004. Declines in Lejaby Rose reflect the repositioning of that brand to a limited, upscale department store distribution. The increase in foreign countries primarily relates to the introduction of JLO in Europe in the first quarter of the 2005 fiscal year.

Sportswear Group

Sportswear Group net revenues were as follows:

	Third Quarter of Fiscal 2005	Third Quarter of Fiscal 2004	Increase (Decrease)	% Change	Nine Months Ended October 1, 2005	Nine Months Ended October 2, 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans	$73,787	$84,110	$(10,323)	−12.3%	$219,253	$200,335	$18,918	9.4%
Chaps	54,649	46,234	8,415	18.2%	148,666	107,548	41,118	38.2%
Calvin Klein accessories (a)	4,070	3,809	261	6.9%	11,391	10,370	1,021	9.8%
Mass sportswear licensing	1,145	1,255	(110)	–8.8%	4,777	5,522	(745)	–13.5%
Sportswear Group	$133,651	$135,408	$(1,757)	–1.3%	$384,087	$323,775	$60,312	18.6%

(a)	The Calvin Klein accessories license will expire on December 31, 2005; the Company does not anticipate renewing this license.

Third Quarter

Calvin Klein jeans net revenues decreased $10.2 million and $0.1 million in United States and foreign operations, respectively. The decrease in net revenues in the United States primarily reflects a decrease in sales to membership clubs ($12.8 million) coupled with a planned reduction of sales to customers in the off-price channel ($3.9 million), partially offset by increases in department store sales ($6.0 million) and net increases across all other channels of distribution ($0.5 million). The decrease in sales to membership clubs reflects the timing of certain shipments which occurred in the second quarter of the 2005 fiscal year while comparable shipments occurred in the Third Quarter of Fiscal 2004.

The increase in Chaps net revenues reflects an increase of $8.1 million in the United States coupled with a $0.3 million net increase in foreign countries. The increase in Chaps net revenues in the United States primarily reflects the Company's expansion into the mid-tier channel of distribution (increase of $16.4 million), partially offset by declines of $6.4 million and $1.9 million, respectively, in department store sales and all other channels of distribution. The decrease in department store sales reflects Chaps' planned exit from certain department store accounts in 2005.

Nine Months

Calvin Klein jeans net revenues increased $18.9 million reflecting increases of $14.5 million, $3.1 million and $1.3 million in the United States, Mexico and Canada, respectively. The increase in net revenues in the United States primarily reflects an increase in sales to membership clubs ($7.2 million), increases in sales to department stores ($8.0 million) and increases in sales to stores operated by the Calvin Klein jeans licensor ($3.9 million), partially offset by a planned decrease of sales to customers in the off-price channel ($2.9 million) and net decreases across all other channels of distribution ($1.7 million). The increase in sales to membership clubs reflects the Company's expansion into the clubs distribution channel coupled with the effects of timing related to certain shipments which occurred in the Nine Months Ended October 1, 2005 while comparable sales occurred in the fourth quarter of fiscal 2004.

The increase in Chaps net revenues reflects an increase of $39.6 million in the United States coupled with a $1.5 million net increase in foreign countries. The increase in Chaps net revenues in the United States primarily reflects the Company's expansion into the mid-tier channel of distribution (increase of $43.7 million) coupled with an increase in sales to off-price customers ($12.2 million), partially offset by declines of $13.5 million and $2.8 million, respectively, in department store sales and all other channels of distribution. Sales to mid-tier customers included sales of Chaps denim products which were introduced in June 2004 and which generated incremental net revenues of $16.4 million for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004. The decrease in department store sales reflects Chaps' planned exit from certain department store accounts in 2005.

Swimwear Group

Swimwear Group net revenues were as follows:

	Third Quarter of Fiscal 2005	Third Quarter of Fiscal 2004	Increase (Decrease)	% Change	Nine Months Ended October 1, 2005	Nine Months Ended October 2, 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$29,211	$26,717	$2,494	9.3%	$191,967	$196,844	$(4,877)	–2.5%
Designer	5,104	2,053	3,051	148.6%	101,322	96,784	4,538	4.7%
Ocean Pacific (a)	1,375	657	718	109.3%	7,741	657	7,084	1078.2%
Online retail store	1,822	1,435	387	27.0%	5,163	3,991	1,172	29.4%
Swimwear Group	$37,512	$30,862	$6,650	21.5%	$306,193	$298,276	$7,917	2.7%

(a)	Consists of licensing revenues.

Third Quarter

The increase in Speedo net revenues primarily reflects the timing of certain shipments of girls' products to membership clubs ($4.5 million) and a $0.6 million volume related increase attributable to sales of Speedo activewear, partially offset by a reduction in off price sales. The increase in Designer net revenues reflects higher early seasonal shipments of Nautica and Anne Cole swimwear, and timing of deliveries to mass merchandisers. The increase in Ocean Pacific net revenues relates to the acquisition of Ocean Pacific in August 2004 and represents royalty revenues.

Nine Months

The decrease in Speedo net revenues reflects a $12.1 million increase in sales to membership clubs and team dealers, more than offset by a $17.0 million decrease across all other channels of distribution reflecting lower order levels which the Company believes is due to poor weather in the first half of the 2005 fiscal year. The increase in Designer net revenues reflects approximately $6.8 million related to the introduction of CK Choice™ swimwear in Europe and the United States and $9.2 million of additional revenues related to private label brands in the U.S, partially offset by a decrease of $11.5 million across all other Designer brands. The Company believes that the decrease in other Designer brands is related to poor weather conditions experienced in the first half of the 2005 fiscal year. The increase in Ocean Pacific net revenues relates to the acquisition of Ocean Pacific in August 2004 and represents royalty revenues.

Gross Profit

Gross profit was as follows:

	Third Quarter of Fiscal 2005	% of Segment Net Revenues	Third Quarter of Fiscal 2004	% of Segment Net Revenues	Nine Months Ended October 1, 2005	% of Segment Net Revenues	Nine Months Ended October 2, 2004	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$63,993	40.9%	$55,276	34.9%	$170,316	37.7%	$152,794	35.7%
Sportswear Group	40,377	30.2%	39,026	28.8%	113,756	29.6%	92,796	28.7%
Swimwear Group	8,295	22.1%	8,371	27.1%	98,572	32.2%	102,012	34.2%
Total gross profit	$112,665	34.4%	$102,673	31.6%	$382,644	33.5%	$347,602	33.1%

Third Quarter

Intimate Apparel Group gross profit increased $8.7 million, or 15.8%, and gross margin increased 600 basis points. The increase in gross profit and gross margin reflects strength in the Company's Calvin Klein underwear business (increased gross profit of $7.9 million) and strength in the Core Brands business (increased gross profit of $3.5 million), partially offset by a decrease in Fashion Brands (decreased gross profit of $2.7 million). The increase in gross margin in the Company's Calvin Klein underwear business and Core Brands business primarily reflects an improved sales mix as a result of a reduction in off-price sales coupled with more favorable markdowns and allowances experience and a reduction in other costs due to sourcing initiatives and improved inventory control. The Company believes that the improved sales mix reflects a more favorable reception of the Intimate Apparel Group's Core Brands products at retail, primarily Warner's. The decrease in Fashion Brands gross profit reflects a comparison to the initial launch period of JLO in the Third Quarter of Fiscal 2004.

Sportswear Group gross profit increased $1.4 million, or 3.5%, for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004. Calvin Klein jeans gross profit decreased $1.4 million; however, Calvin Klein jeans gross margin increased 240 basis points, primarily reflecting an improved regular to off-price sales mix. Chaps gross profit increased $2.6 million and Chaps gross margin increased 100 basis points reflecting the increase in net revenues described previously and an improved sales mix.

Swimwear Group gross profit decreased $0.1 million, or 1.0% for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004. The decrease primarily reflects increases in manufacturing costs and design and development costs related to the development of new lines such as Op, Michael Kors and Calvin Klein, partially offset by increased gross profit on higher net revenues as described above.

Nine Months

Intimate Apparel Group gross profit increased $17.5 million, or 11.5%, and gross margin increased 200 basis points. The increase in gross profit reflects strength in the Company's Calvin Klein underwear business (increased gross profit of $15.6 million) and strength in the Core Brands business (increased gross profit of $6.4 million), partially offset by a decrease in Fashion Brands (decreased gross profit of $4.5 million). The increase in gross margin primarily reflects an improved regular to off-price sales mix, coupled with more favorable markdowns and allowances experience in the Company's Core Brands business and a reduction in other costs due to the transition to an outsourced model and improved product procurement and inventory control. The Company believes that the improved sales mix reflects a more favorable reception of the Intimate Apparel Group's products at retail. The decrease in gross profit in Fashion Brands reflects a comparison to the initial launch period of the JLO brand in the Third Quarter of Fiscal 2004.

Sportswear Group gross profit increased $21.0 million, or 22.6%, for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004. The increase in gross profit primarily reflects strength in Calvin Klein jeans ($9.4 million increase in gross profit) and Chaps ($11.3 million increase in gross profit). Sportswear Group gross margin increased 100 basis points, primarily reflecting an improved regular to off-price sales mix in the Calvin Klein jeans business.

Swimwear Group gross profit decreased $3.4 million, or 3.4%, for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004. The decrease primarily reflects increases in manufacturing costs and design and development costs related to the development of new lines such as Op, Michael Kors, Calvin Klein and CK Choice, partially offset by increased gross profit on higher net revenues described above.

Selling, General and Administrative Expenses

Third Quarter

SG&A expenses increased $5.9 million, or 6.2%, to $100.0 million (30.5% of net revenues) for the Third Quarter of Fiscal 2005 from $94.1 million (29.0% of net revenues) for the Third Quarter of Fiscal 2004. Selling and marketing expenses (including distribution expenses) increased $2.3 million primarily reflecting the full period effect and vertical integration of the Ocean Pacific business (acquired in August 2004) coupled with expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Administrative expenses increased $3.5 million reflecting an increase in administrative expenses related to operating groups of $2.5 million coupled with an increase in unallocated corporate expenses of a $1.0 million. The increase in operating group administrative expenses primarily reflects increases related to the full period of operations in the Company's Ocean Pacific business coupled with increases related to the Company's expansion of its retail business, partially offset by net cost savings across other groups. The increase in unallocated corporate expenses includes an increase in employee benefits ($0.8 million) as a result of planned enhancements to employee benefit programs, charges related to the Company's SAP implementation (which commenced in the fourth quarter of the 2004 fiscal year) ($0.7 million) and other net increases ($0.6 million), partially offset by a reduction in professional fees of $1.1 million associated with SOX compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the SEC on May 11, 2004. In translating foreign currencies into the United States dollar, the net weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.2 million increase in SG&A expenses for the Third Quarter of Fiscal 2005 compared to the Third Quarter of Fiscal 2004.

Nine Months

SG&A expenses increased $21.4 million, or 7.7%, to $300.4 million (26.3% of net revenues) for the Nine Months Ended October 1, 2005 from $279.0 million (26.6% of net revenues) for the Nine Months Ended October 2, 2004. Selling and marketing expenses (including distribution expenses) increased $14.1 million, primarily as a result of the increase in net revenues, a full period of operations in the Company's Ocean Pacific business which was acquired in August 2004 and new product introductions. Administrative expenses increased $7.3 million reflecting an increase in expenses related to operating groups of $4.5 million coupled with an increase in unallocated corporate expenses of $2.8 million. The increase in administrative expenses related to the operating groups reflects the full period effect and vertical integration of the Ocean Pacific business (acquired in August 2004), increases related to the Company's expansion of its retail business and the provision for an uncollectible non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructuring items) in the Intimate Apparel segment, partially offset by net cost savings across other groups. The increase in unallocated corporate expenses includes an increase in employee benefits ($1.6 million) as a result of planned enhancements to employee benefit programs, charges related to the Company's SAP implementation (which commenced in the fourth quarter of the 2004 fiscal year) ($2.0 million) and other items, net, of $0.7 million, partially offset by a reduction in professional fees of $1.5 million primarily associated with SOX compliance and an internal control review conducted in connection with the Company's previously disclosed settlement with the SEC on May 11, 2004. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.8 million increase in SG&A expenses for the Nine Months Ended October 1, 2005 compared to the Nine Months Ended October 2, 2004.

Restructuring Expense (Income)

During the Third Quarter of Fiscal 2005 and Nine Months Ended October 1, 2005, the Company recorded restructuring income of $1.3 million and $0.5 million, respectively, related primarily to a reversal of accruals due to a reduction in the estimated amounts required for employee terminations, partially offset by expenses incurred in connection with the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities. During the Third Quarter of Fiscal 2004 and Nine Months Ended October 2, 2004, the Company recorded restructuring expense of $0.4 million and $3.9 million, respectively. See Note 4 of Notes to Consolidated Condensed Financial Statements.

Operating Income

The following table presents operating income by group:

	Third Quarter of Fiscal 2005	% of Net Revenues	Third Quarter of Fiscal 2004	% of Net Revenues	Nine Months Ended October 1, 2005	% of Net Revenues	Nine Months Ended October 2, 2004	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$22,347		$17,181		$48,621		$38,660
Sportswear Group	22,444		19,047		58,613		39,555
Swimwear Group	(13,019)		(9,678)		30,846		42,393
Group operating income	31,772	9.7%	26,550	8.2%	138,080	12.1%	120,608	11.5%
Unallocated corporate expenses	(19,292)	–5.9%	(18,341)	–5.7%	(56,388)	–4.9%	(52,970)	–5.0%
Restructuring expense (income)	(1,251)	-0.4%	403	0.1%	(524)	0.0%	3,866	0.4%
Operating income	$13,731	4.2%	$7,806	2.4%	$82,216	7.2%	$63,772	6.1%

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Third Quarter of Fiscal 2005	% of Brand Net Revenues	Third Quarter of Fiscal 2004	% of Brand Net Revenues	Nine Months Ended October 1, 2005	% of Brand Net Revenues	Nine Months Ended October 2, 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$17,828	18.8%	$11,933	13.8%	$41,747	16.5%	$33,575	14.6%
Core Brands	3,955	11.9%	1,164	3.1%	5,794	5.5%	(1,693)	–1.6%
Fashion Brands	564	2.0%	4,084	12.0%	1,080	1.2%	6,778	7.2%
Intimate Apparel Group	$22,347	14.3%	$17,181	10.9%	$48,621	10.8%	$38,660	9.0%

Third Quarter

Intimate Apparel Group operating income increased $5.2 million, or 30.1%, reflecting increases in Calvin Klein underwear and Core Brands, partially offset by decreases in Fashion Brands. The $5.9 million increase in Calvin Klein underwear operating income reflects a $7.9 million increase in gross profit (as described above), partially offset by a $2.0 million increase in SG&A expenses. The increase in SG&A expenses primarily reflects increases in variable selling expenses as a result of the increase in net revenues ($3.2 million) coupled with an increase in administrative costs, partially offset by a decrease in marketing expenses as a result of the timing of certain advertising programs. The $2.8 million increase in Core Brands operating income reflects an increase in gross profit of $3.5 million (as described above), partially offset by an increase in SG&A expenses of $0.7 million. The increase in SG&A expenses primarily reflects an increase in marketing expenses. Fashion Brands operating income decreased $3.5 million primarily reflecting a $2.7 million decrease in gross profit (as described above) coupled with a $0.8 million increase in SG&A expenses. The increase in SG&A expenses reflects an increase of $1.6 million and $0.2 million related to Lejaby and Axcelerate, respectively, partially offset by a reduction of $1.0 million related to JLO. The increase in Lejaby SG&A expenses reflects an increase in marketing expenses coupled with an increase in selling and administrative expenses, primarily associated with increased net revenues in Europe and timing of advertising. The decrease in JLO SG&A expenses reflects increased marketing expense in the Third Quarter of Fiscal 2004 associated with the launch of this brand in July 2004.

Nine Months

Intimate Apparel Group operating income increased $10.0 million, or 25.7%, reflecting increases in Calvin Klein underwear and Core Brands, partially offset by decreases in Fashion Brands. The $8.2 million increase in Calvin Klein underwear operating income reflects a $15.6 million increase in gross profit (as described above), partially offset by a $7.4 million increase in SG&A expenses (primarily reflecting an increase in variable selling expenses as a result of the increase in net revenues described above and SG&A increases in Europe primarily related to the unfavorable effect of currency translation coupled with a $1.2 million provision for an uncollectible non-trade receivable). The $7.5 million increase in Core Brands operating income reflects an increase in gross profit of $6.4 million coupled with a $1.0 million decrease in SG&A expenses, primarily as a result of cost cutting initiatives undertaken by management. Management believes the improved performance of the Core Brands in the United States is the result of its ongoing efforts to reinvigorate these brands coupled with expansion of these brands into the membership clubs distribution channel. The $5.7 million decrease in Fashion Brands operating income reflects the decrease in gross profit of $4.5 million described previously, coupled with a $1.2 million increase in SG&A expenses. The increase in SG&A expenses reflects a reduction in marketing expenses of $2.1 million primarily related to the launches, in the 2004 fiscal year, of JLO and Lejaby Rose in the United States, more than offset by an increase in variable selling and distribution expenses of $2.8 million as a result of the increase in net revenues in Europe.

Sportswear Group

Sportswear Group operating income was as follows:

	Third Quarter of Fiscal 2005	% of Brand Net Revenues	Third Quarter of Fiscal 2004	% of Brand Net Revenues	Nine Months Ended October 1, 2005	% of Brand Net Revenues	Nine Months Ended October 2, 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans	$13,464	18.2%	$13,540	16.1%	$36,175	16.5%	$24,330	12.1%
Chaps	6,833	12.5%	4,771	10.3%	17,241	11.6%	11,219	10.4%
Calvin Klein accessories (a)	2,090	51.4%	432	11.3%	3,987	35.0%	1,856	17.9%
Mass sportswear licensing	57	5.0%	304	24.2%	1,210	25.3%	2,150	38.9%
Sportswear Group	$22,444	16.8%	$19,047	14.1%	$58,613	15.3%	$39,555	12.2%

(a)	The Calvin Klein accessories license will expire on December 31, 2005.

Third Quarter

Sportswear Group operating income increased $3.4 million, or 17.8%. Operating income for Calvin Klein jeans remained relatively flat. The $2.1 million increase in Chaps operating income reflects an increase in gross profit of $2.6 million, partially offset by a $0.5 million increase in SG&A expenses. The increase in SG&A expenses reflects a $0.2 million decline in marketing expenses (marketing expenses in the Third Quarter of Fiscal 2004 included incremental advertising expenses related to the launch of the denim line) and a $0.2 million decrease in administrative expenses, more than offset by a $0.9 increase in variable selling expenses due to increased sales volumes. The $1.7 million increase in Calvin Klein accessories operating income reflects an increase of $0.4 million in gross profit combined with a $1.3 million decrease in SG&A expenses.

Nine Months

Sportswear Group operating income increased $19.1 million, or 48.2%, primarily due to increases in operating income in Calvin Klein jeans and Chaps. The $11.8 million increase in Calvin Klein jeans operating income reflects a $9.4 million increase in gross profit described previously combined with a $2.4 million reduction in SG&A expenses, primarily related to the timing of certain advertising programs and a reduction in selling and distribution costs reflecting operating efficiency improvements. The $6.0 million increase in Chaps operating income is attributable to an $11.3 million increase in gross profit, partially offset by a $5.3 million increase in SG&A expenses. The increase in Chaps SG&A expenses primarily reflects a $2.9 million increase in marketing expenses coupled with an increase in variable selling expenses as a result of the increase in net revenues.

Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Third Quarter of Fiscal 2005	% of Brand Net Revenues	Third Quarter of Fiscal 2004	% of Brand Net Revenues	Nine Months Ended October 1, 2005	% of Brand Net Revenues	Nine Months Ended October 2, 2004	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$(1,804)	–6.2%	$(3,730)	–14.0%	$27,087	14.1%	$30,094	15.3%
Designer	(8,063)	–158.0%	(6,143)	–299.2%	4,477	4.4%	10,881	11.2%
Ocean Pacific	(3,663)	–266.4%	(360)	(0.55)	(2,720)	–35.1%	(360)	(0.55)
Online retail store	511	28.0%	555	38.7%	2,002	38.8%	1,778	44.6%
Swimwear Group	$(13,019)	–34.7%	$(9,678)	–31.4%	$30,846	10.1%	$42,393	14.2%

Third Quarter

Due to the seasonality of the swimwear business, the Swimwear Group is generally not profitable in the third quarter of the fiscal year. Swimwear Group operating loss increased $3.3 million, or 34.6%. The higher loss reflects a decrease of $0.1 million in gross profit (described above) combined with a $3.2 million increase in SG&A expenses. The increase in SG&A expenses reflects a $1.0 million decrease in marketing expenses (the Third Quarter of Fiscal 2004 included increased marketing costs related to the Olympics), more than offset by a $4.2 increase in selling and administrative expenses. The increase in selling and administrative expenses was due primarily to a full period of operations in the Company's Ocean Pacific business (acquired in August of 2004) combined with expenses associated with the launches of Michael Kors and Calvin Klein swimwear.

Nine Months

Swimwear Group operating income decreased $11.5 million, or 27.2%. The decrease reflects a $3.4 million decrease in gross profit (described above) combined with an $8.1 million increase in SG&A expenses. The increase in SG&A expenses reflects a $1.5 million decrease in marketing expenses (the Nine Months Ended October 2, 2004 included increased marketing costs related to the Olympics), more than offset by a $9.6 million increase in selling and administrative expenses. The increase in selling and administrative expenses was due primarily to a full period of operations in the Company's Ocean Pacific business (acquired in August of 2004) combined with expenses associated with the launches of Michael Kors and Calvin Klein swimwear.

Other (Income) Loss

Other (income) loss for the Third Quarter of Fiscal 2005 and Nine Months Ended October 1, 2005 primarily reflects a gain of $0.1 million and a net loss of $0.7 million, respectively, on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars. Other (income) loss for the Third Quarter of Fiscal 2004 and Nine Months Ended October 2, 2004 primarily reflects gains of $0.1 million and $2.0 million, respectively, on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements and distributions.

Interest Expense, Net

Third Quarter

Interest expense decreased $0.9 million to $4.1 million for the Third Quarter of Fiscal 2005 from $5.0 million for the Third Quarter of Fiscal 2004. Interest expense in the Third Quarter of Fiscal 2005 included interest on the Company's 8 7/8% Senior Notes due 2013 ("Senior Notes") of $4.5 million (net of benefit related to the 2003 and 2004 Swap Agreements of approximately $0.2 million (as described below)), unused commitment fees and letter of credit charges of $0.4 million related to the $175.0 million Senior Secured Revolving Credit Facility, as amended (the "Revolving Credit Facility"), amortization of deferred financing fees of $0.5 million and other items of $0.3 million, partially offset by interest income of $0.2 million related to interest earned on the note receivable associated with the sale of the White Stag trademark and $1.1 million of interest earned on cash investments and cash collateral accounts. In addition, during the Third Quarter of Fiscal 2005, $0.3 million of interest expense was capitalized to fixed assets. Interest expense in the Third Quarter of Fiscal 2004 included interest on the Company's Senior Notes of $4.3 million (net of benefit of approximately $0.3 million related to the 2003 Swap Agreement), unused commitment fees and letters of credit charges of $0.6 million related to the Revolving Credit Facility, amortization of deferred financing fees of $0.6 million and other items of $0.2 million, offset by interest income of $0.5 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash balances on collateral accounts.

Nine Months

Interest expense decreased $1.5 million to $13.7 million for the Nine Months Ended October 1, 2005 from $15.2 million for the Nine Months Ended October 2, 2004. Interest expense in the Nine Months Ended October 1, 2005 included interest on the Company's Senior Notes of $13.1 million (net of benefit related to the 2003 and 2004 Swap Agreements of approximately $0.9 million), unused commitment fees and letter of credit charges of $1.4 million related to the Revolving Credit Facility, amortization of deferred financing fees of $1.7 million and other items of $0.5 million, partially offset by interest income of $2.3 million related to interest earned on the note receivable associated with the sale of the White Stag trademark, income related to cash investments and cash collateral accounts and other miscellaneous interest income. In addition, during the Nine Months Ended October 1, 2005, $0.7 million of interest expense was capitalized to fixed assets. Interest expense in the Nine Months Ended October 2, 2004 included interest on the Company's Senior Notes of $12.7 million (net of benefit of approximately $1.2 million on the 2003 Swap Agreement), unused commitment fees and letters of credit charges of $1.8 million related to the Revolving Credit Facility, amortization of deferred financing fees of $1.7 million and other items of $0.7 million, offset by interest income of $1.5 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash investment and cash collateral accounts.

Income Taxes

Third Quarter

The provision for income taxes of $2.7 million for the Third Quarter of Fiscal 2005 consists of an income tax benefit of $4.3 million on domestic earnings and a $7.0 million income tax expense on foreign earnings. The provision for income taxes of $1.0 million for the Third Quarter of Fiscal 2004 consists of an income tax benefit of $4.4 million on domestic losses and a $5.4 million income tax expense on foreign earnings.

During the Third Quarter of Fiscal 2005, the Company increased its valuation allowance by $1.9 million to $154.9 million. The change primarily reflects the utilization of foreign net operating loss carryforwards of $1.7 million (which has been recorded against goodwill) offset by other valuation allowance increases of $3.6 million. Of the $3.6 million increase in the Company's valuation allowance, $3.4 million has been recorded as an increase in goodwill consistent with changes in estimates for interim periods, and $0.2 million has been recorded to the tax provision. See Note 6 of Notes to Consolidated Condensed Financial Statements.

The effective tax rate for the Third Quarter of Fiscal 2005 was approximately 28% compared to approximately 35% for the Third Quarter of Fiscal 2004. The effective tax rate for the Third Quarter of Fiscal 2005 reflects a benefit of approximately $0.8 million in the Company's income tax provision as a result of the filing of its 2004 tax returns.

Nine Months

The provision for income taxes of $24.9 million for the Nine Months Ended October 1, 2005 consists of an income tax expense of $5.8 million on domestic earnings and a $19.1 million income tax expense on foreign earnings. The provision for income taxes of $20.6 million for the Nine Months Ended October 2, 2004 consists of an income tax expense of $4.9 million on domestic earnings and $15.7 million on foreign earnings.

During the Nine Months Ended October 1, 2005, the Company decreased its valuation allowance by $10.9 million to $154.9 million. The decrease reflects the utilization of domestic net operating loss carryforwards of $5.7 million and the utilization of foreign net operating loss carryforwards of $5.6 million (both of which have been recorded against goodwill) partially offset by other increases in valuation allowances of $0.4 million (which has been recorded to the tax provision). See Note 6 of Notes to Consolidated Condensed Financial Statements.

The effective tax rate for the Nine Months Ended October 1, 2005 was approximately 37% compared to approximately 41% for the Nine Months Ended October 2, 2004. The decrease in the effective tax rate is the result of a change in the mix of U.S. and international profits, as the Company's U.S. tax rate is generally higher than that of the Company's international locations.

Discontinued Operations

Third Quarter

The Company recorded a loss from discontinued operations of less than $0.1 million for the Third Quarter of Fiscal 2005 and $0.3 million for the Third Quarter of Fiscal 2004. See Note 3 of Notes to Consolidated Condensed Financial Statements.

Nine Months

The Company recorded a loss from discontinued operations of $0.2 million for the Nine Months Ended October 1, 2005 and $3.7 million for the Nine Months Ended October 2, 2004. See Note 3 of Notes to Consolidated Condensed Financial Statements.

Financial Position, Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc. ("Warnaco"), the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at a rate of 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The amount outstanding under the Senior Notes was $210.0 million as of October 1, 2005, January 1, 2005 and October 2, 2004, respectively.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the "2003 Swap Agreement") with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate ("LIBOR") plus 4.11% (7.73% at October 1, 2005 and 6.80% at January 1, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the "2004 Swap Agreement") with respect to the Company's Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (7.96% at October 1, 2005 and 7.03% at January 1, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was reduced to 8.49% as of October 1, 2005.

The fair value of the Company's outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the 2003 Swap Agreement and the 2004 Swap Agreement match the provisions of the Company's outstanding Senior Notes (the "hedged debt"), changes in the fair value of the outstanding swaps do not have any effect on the Company's results of operations but are recorded in the Company's consolidated condensed balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the hedged debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the hedged debt. The table below summarizes the fair value (unrealized gains (losses)) of the Company's outstanding swap agreements:

	October 1, 2005	January 1, 2005	October 2, 2004
	(in thousands of dollars)
Unrealized gain (loss)
2003 Swap Agreement	$(676)	$81	$497
2004 Swap Agreement	(668)	(310)	—
Net Unrealized gain (loss)	$(1,344)	$(229)	$497

Revolving Credit Facility

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility provides for a non-amortizing revolving credit facility that matures on February 3, 2009. The Revolving Credit Facility includes provisions that allow the Company to increase the maximum available borrowings from $175.0 million to $325.0 million. Borrowings under the Revolving Credit Facility bear interest at Citibank N.A.'s base rate plus 0.5% (7.25% at October 1, 2005) or at LIBOR plus 1.5% (approximately 5.57% at October 1, 2005). The rates of interest payable on outstanding borrowings under the Revolving Credit Facility vary pursuant to a variable fee structure based upon certain defined ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.'s base rate.

The Company had paid down all outstanding borrowings under the Revolving Credit Facility as of January 3, 2004 and did not borrow under the Revolving Credit Facility during the Nine Months Ended October 1, 2005 or the Nine Months Ended October 2, 2004.

On September 15, 2005, the Company entered into a third amendment to its Revolving Credit Facility to, among other things, (i) extend the maturity date from February 3, 2007 to February 3, 2009; (ii) reduce the applicable margins used to determine interest rates for both base rate and

LIBOR borrowings (such that borrowings bear interest at Citibank N.A.'s base rate plus 0.5% or LIBOR plus 1.5%, although the Revolving Credit Facility provides that the interest rate the Company will pay on outstanding loans may change based on certain defined ratios); (iii) revise financial covenants relating to minimum fixed charge coverage ratios, maximum leverage ratios and limits on capital expenditures so that such covenants are tested only when available credit (as defined in the amendment) falls below $50.0 million; (iv) replace the previously fixed unused commitment fee with a commitment fee structure that varies based upon the Company's leverage ratio; (v) eliminate dollar limitations on certain acquisitions of entities and assets and repurchases of the Company's common stock so long as available credit is at least $50.0 million after giving effect to such acquisition or repurchase and provided certain other terms and conditions are met; (vi) permit payment of cash dividends on the Company's common stock in amounts up to 25% of the Company's net income for the most recent completed fiscal year; (vii) allow for additional indebtedness of up to $30.0 million, provided such indebtedness is incurred solely to finance the construction of a new distribution facility; and (viii) reduce the pricing of certain letters of credit that are cash collateralized. The Company's ability to take certain of the foregoing actions under the Revolving Credit Facility, as amended, is limited by certain provisions of the indenture governing the Senior Notes.

The Revolving Credit Facility, as amended, and the terms of the indenture governing the Senior Notes contain certain restrictions and require the Company to meet certain financial and other covenants. The Company was in compliance with the covenants of both the Revolving Credit Facility and Senior Notes as of October 1, 2005, January 1, 2005 and October 2, 2004.

Liquidity

As of October 1, 2005, the Company had approximately $118.9 million of cash and cash equivalents available as collateral against outstanding letters of credit of $51.2 million and approximately $33.1 million of other cash and cash equivalents held by foreign subsidiaries. As of October 1, 2005, the Company has $242.7 million of credit available under its Revolving Credit Facility which included available borrowings of $175.0 million and cash and cash equivalents, net of outstanding letters of credit, of $67.7 million. At October 1, 2005, the Company had no borrowings outstanding under the Revolving Credit Facility.

At October 1, 2005, January 1, 2005 and October 2, 2004, the Company had working capital of $491.1 million, $434.2 million and $415.9 million, including $152.0 million, $65.6 million and $75.9 million of cash and cash equivalents, respectively.

The Company's total debt as of October 1, 2005, January 1, 2005 and October 2, 2004 was $210.5 million, $210.8 million and $211.4 million, respectively, consisting primarily of the Senior Notes.

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

Share Repurchase Program

In July 2005, the Company's Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years. During the Third Quarter of Fiscal 2005, the Company repurchased 9,151 shares of its common stock in the open market at a total cost of $0.2 million (an average cost of $24.25 per share) under the share repurchase program. The share repurchase program may be modified or terminated by the Company's Board of Directors at any time. See Part II – Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for Nine Months Ended October 1, 2005 and the Nine Months Ended October 2, 2004:

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
		(AsRestated)(a)
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$113,740	$60,404
Discontinued operations	1,069	(4,036)
Net cash used in investing activities	(25,951)	(33,319)
Net cash provided by (used in) financing activities	(374)	450
Translation adjustments	(2,061)	(999)
Increase in cash and cash equivalents	$86,423	$22,500

(a)	The amounts include the effects of the restatement described in Note 18 of Notes to Consolidated Condensed Financial Statements. The effect of the restatement was to reflect $5.3 million received from a landlord as a component of net cash provided by (used in) operating activities rather than as a component of net cash provided by (used in) investing activities.

Cash provided by operating activities from continuing operations was $113.7 million in the Nine Months Ended October 1, 2005 compared to $60.4 million in the Nine Months Ended October 2, 2004. The $53.3 million increase in cash provided by operating activities from continuing operations was due primarily to a $42.8 million improvement in cash required for net working capital (primarily inventory, accounts receivable, accounts payable and accrued liabilities). Net working capital improvements resulted in $26.1 million of net operating cash flows in the Nine Months Ended October 1, 2005 compared to $16.7 million of net operating cash outflows in the Nine Months Ended October 2, 2004. Net inventory decreased by $23.0 million in the Nine Months Ended October 1, 2005 as compared to an increase of $24.7 million in the Nine Months Ended October 2, 2004. The improvement in inventory reflects the Company's efforts to improve the timing of inventory receipts to match shipping requirements more closely. Accounts receivable decreased $7.5 million reflecting initial shipments of Chaps into the mid-tier channel of distribution at the end of December 2004 which resulted in an unusually high level of accounts receivable for the Chaps business unit at the end of fiscal 2004.

Cash used in investing activities was $26.0 million in the Nine Months Ended October 1, 2005 compared to $33.3 million in the Nine Months Ended October 2, 2004. This $7.3 million decrease was due primarily to a decrease in cash used for business acquisitions. During the Nine Months Ended October 2, 2004, the Company used $40.0 million for the purchase of Ocean Pacific. During the Nine Months Ended October 1, 2005, the Company used $0.8 million for business acquisitions. The decrease in cash used was partially offset by the sale of the assets of the A.B.S. by Allen Schwartz® business unit in January 2004 for $15.2 million (the Company did not sell any business units during the Nine Months Ended October 1, 2005). Cash used in investing activities for the Nine Months Ended October 1, 2005 included the $4.3 million purchase of the Calvin Klein swimwear license (See Note 11 of Notes to Consolidated Condensed Financial Statements). In addition, purchases of property, plant and equipment increased $10.3 million for the Nine Months Ended October 1, 2005 as compared to the Nine Months Ended October 2, 2004, due primarily to capitalized costs associated with the implementation of the SAP system.

Cash used in financing activities was $0.4 million in the Nine Months Ended October 1, 2005 compared to cash provided by financing activities of $0.5 million in the Nine Months Ended October 2, 2004. The $0.9 million increase was due primarily to an increase in payments of deferred financing costs related to the amendments to the Company's Revolving Credit Facility.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of October 1, 2005 were not materially different from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005, except as follows:

In May 2005, the Company acquired a Calvin Klein swimwear license (See Note 11 of Notes to Consolidated Condensed Financial Statements).

During the Third Quarter of Fiscal 2005, the Company committed to purchase approximately $1.0 million of store fixtures in the first quarter of the 2006 fiscal year.

During the Third Quarter of Fiscal 2005, the Company entered into agreements to guarantee certain purchase orders by one of its finished goods contractors with vendors of raw materials (to a maximum of $3.7 million). As of October 28, 2005, the Company had made payments of $2.4 million (recorded in inventory) related to these guarantees and approximately $1.3 million of the guarantees was still outstanding. The guarantees expire at various times through December 2005. The estimated fair value of the guarantees was not material to the Company's consolidated financial statements as of October 1, 2005.

During the Nine Months Ended October 1, 2005, the Company entered into certain (and amended certain other) employment agreements with its executive officers. The agreements provide for the payment of base salary and bonus and the granting of long-term incentive and supplemental awards to the executives. Minimum guaranteed compensation payable to the executives under the agreements is $4.7 million, $5.6 million, $3.9 million and $1.3 million with respect to fiscal 2005, 2006, 2007 and 2008, respectively.

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

The following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it:

•	The impact of general economic conditions that affect the apparel industry, the highly cyclical nature of the apparel industry and the apparel industry's dependence upon the overall level of consumer spending;

•	The Company's failure to anticipate, identify or promptly react to changing trends, styles or brand preferences, which may reduce demand for the Company's products and/or result in excess inventories and markdowns;

•	Further declines in prices in the apparel industry resulting from, among others, the trend to move manufacturing operations offshore, the elimination of trade quotas for certain products originating in China, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition and consolidation in the retail industry;

•	Declining sales resulting from competition in the Company's markets and the ability of the Company to effectively compete with domestic and foreign apparel manufacturers and distributors, some of which are larger, more diversified and have greater financial and other resources than it;

•	Increases in the prices of raw materials used in the manufacture of the Company's products (which consist primarily of cotton and chemical components of synthetic fabrics) resulting from general changes in market prices for raw materials, price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate or other unpredictable factors, coupled with the Company's inability to correspondingly increase the prices it charges its customers;

•	Shortages of sourced goods or the Company's inability to secure and/or sustain favorable sourcing relationships, and interruptions in the Company's manufacturing or distribution or other events resulting in difficulty in procuring or producing the Company's products on a cost-effective basis;

•	The effect on the Company's domestic and foreign operations and sourcing arrangements of federal, state and local laws and regulations, including, without limitation, labor, workplace and environmental laws and regulations;

•	Changing international trade regulation, including the imposition of quotas on imports of textiles and apparel from countries from which the Company procures raw materials, such as yarn, or where the Company's sourcing arrangements or manufacturing facilities are located, or the elimination of quotas on certain products from countries which historically have had lower labor costs, including China and Taiwan, resulting in increased competition from such countries;

•	The Company's ability to protect its registered and common law owned trademarks, as well as certain of its licensed trademarks, or the costs incurred by the Company in bringing claims against, or defending challenges by, third parties with respect to such intellectual property;

•	The Company's dependence on a limited number of customers, the loss of a significant customer or group of customers which, in the aggregate, would be considered significant, or the potential loss of customers resulting from additional consolidation in the retail industry;

•	The Company's ability to maintain favorable relationships with its licensors and licensees, including the risk that the deterioration in these relationships could impair the Company's ability to market its brands and distribute its products;

•	The Company's dependence on the reputation of its brand names, including the possibility that the value of the Company's brands could be diminished by actions taken by licensors or by others who have rights to use the brands for other products and/or in other territories;

•	The Company's exposure to conditions in overseas markets in connection with the Company's foreign operations and the sourcing of many of its products from foreign third-party vendors, including the effects of social, political and economic conditions in or affecting such foreign countries;

•	The Company's foreign currency exposure relating to buying, selling and financing in currencies other than the United States dollar;

•	Unanticipated internal control deficiencies or weaknesses, or the Company's inability to maintain effective disclosure controls and procedures, in each case, which could impair the Company's ability to provide timely and reliable financial information;

•	The sufficiency of cash generated from the Company's future operating activities, together with cash available under the Revolving Credit Facility, to fund operations, including capital expenditures, or, if such sources of capital are not sufficient, the Company's ability to secure additional financing, sell assets or reduce capital expenditures;

•	The limitations on purchases of shares under the Company's share repurchase program contained in the Company's debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company's employee benefit plans, interest rates and foreign currency exchange rates.

Market Risk

During 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan's participants are based on the participants' contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participants, hypothetical investments are reflected in the Company's statement of operations. As of October 1, 2005, the total liability accrued attributable to participants' accounts was less than $0.1 million. A hypothetical increase of 10% in the value of participants' hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would not have had a material effect on the Company's balance sheet or statement of operations for the Nine Months Ended October 1, 2005.

Interest Rate Risk

The Company's market risk from exposure to changes in interest rates is limited because the Company does not have any borrowings outstanding under its Revolving Credit Facility and the interest rate on the Company's Senior Notes is fixed at 8 7/8% per annum. However, as of October 1, 2005, the Company was exposed to interest rate risk on its 2003 and 2004 Swap Agreements with notional amounts totaling $75 million. The variable interest rate portion of the Company's outstanding swap agreements is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical adverse change in interest rates of 100 basis points as of January 2, 2005 (i.e., an increase from the Company's actual interest rate of 6.8% for the 2003 Swap Agreement and 7.03% for the 2004 Swap Agreement at January 1, 2005 to 7.8% and 8.03%, respectively) would have resulted in an increase in interest expense related to the 2003 and 2004 Swap Agreements of approximately $0.6 million for the Nine Months Ended October 1, 2005.

Foreign Exchange Risk

The Company has foreign currency exposures related to buying, selling and financing in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations (which accounted for approximately 26% of the Company's total net revenues for the Nine Months Ended October 1, 2005) to the extent such operations purchase products denominated in United States dollars. Total purchases of products by foreign subsidiaries denominated in United States dollars amounted to approximately $84.0 million for the Nine Months Ended October 1, 2005. A hypothetical decrease of 10% in the value of these foreign currencies relative to the United States dollar would have increased cost of goods sold (which would decrease operating income) by $8.4 million for the Nine Months Ended October 1, 2005.

As of October 1, 2005, the Company had foreign currency exchange contracts outstanding to purchase, through March 2006, approximately $5.2 million for a total of approximately €4.3 million at a weighted-average exchange rate of 1.216. The foreign currency exchange contracts mature through March 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company's European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the United States dollar (i.e., an increase in the euro/dollar exchange rate from 1.21 to 1.33) would have decreased the unrealized gain on outstanding foreign exchange contracts by approximately $0.5 million at October 1, 2005. The change would not have had any effect on the Company's results of operations because such unrealized gains are recorded in other comprehensive income until the related inventory is sold.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 16 Legal Matters.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's repurchases of its outstanding common stock for the Third Quarter of Fiscal 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Announced Plans
July 3, 2005 – July 30, 2005	—	—	—	3,000,000
July 31, 2005 – September 3, 2005	—	—	—	3,000,000
September 4, 2005 – October 1, 2005	9,151	$24.25	9,151	2,990,849

In July 2005, the Company's Board of Directors authorized the Company to enter into a share repurchase program of up to three million shares of common stock. The share repurchase program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years. All shares repurchased during the period covered by this report were purchased in the open market under a publicly announced plan. The share repurchase program may be modified or terminated by the Company's Board of Directors at any time.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*

Exhibit No.	Description of Exhibit
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Rights Agreement, dated as of February 4, 2003, between The Warnaco Group, Inc. and the Rights Agent, including Form of Rights Certificate as Exhibit A, Summary of Rights to Purchase Preferred Stock as Exhibit B and the Form of Certificate of Designation for the Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
4.4	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Roger A. Williams (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.2	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.3	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Jay A. Galluzzo (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.4	Amendment to Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Lawrence Rutkowski (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.5	Amendment to Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.6	Amendment to Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.7	Amendment to Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.8	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.9	Employment Agreement, dated as of September 12, 2005, by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed September 14, 2005).*

Exhibit No.	Description of Exhibit
10.10	Amendment No. 3, dated as of September 15, 2005, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003 and as further amended by Amendment No. 2 dated as of August 1, 2004), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers (each as defined therein), Citigroup North America, Inc., as administrative agent and collateral agent for the Lenders and the Issuers, JPMorgan Chase Bank, N.A., as syndication agent for the Lenders and the Issuers, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central), each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed September 20, 2005).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.

Date: November 8, 2005	/s/ Joseph R. Gromek

Joseph R. Gromek President and Chief Executive Officer

Date: November 8, 2005	/s/ Lawrence R. Rutkowski

Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer