Form 10-K
period 2005-12-31
WARNACO GROUP INC /DE/
filed 2006-03-03
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.    Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes      No

As of July 1, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common equity held by non-affiliates was $1,060,778,056, based upon the last sale price reported for such date on the NASDAQ National Market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes       No

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of February 17, 2006: 46,680,876.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Fiscal 2005 year-end.

THE WARNACO GROUP, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Introduction

The Warnaco Group, Inc. (‘‘Warnaco’’), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the ‘‘Company’’), designs, sources, manufactures, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear worldwide. The Company's products are sold under several highly recognized brand names, including Warner's®, Olga®, Calvin Klein®, Speedo®, Ocean Pacific®, Chaps®, Nautica®, Catalina®, Anne Cole® and Lejaby®.

The Company's products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy's and other units of Federated Department Stores, J.C. Penney, Kohl's, Sears, Target, Costco and Wal-Mart Stores, Inc. As of December 31, 2005, the Company operated 121 Calvin Klein retail stores worldwide (consisting of 59 stores directly operated by the Company, including one on-line store, and 62 stores operated under retail licenses or distributor agreements). The Company’s Swimwear Group also operates two Speedo outlet stores, which opened in July 2005, and one on-line store. For the fiscal year ended December 31, 2005 (‘‘Fiscal 2005’’), approximately 71.6% of the Company's net revenues were generated from domestic sales and approximately 28.4% were generated from international sales.

The Company owns and licenses a portfolio of highly recognized brand names. As described below, the majority of trademarks used by the Company are either owned or licensed in perpetuity and generated approximately 61% of its revenues during Fiscal 2005. Brand names the Company licenses for a term generated approximately 39% of its revenues during Fiscal 2005. The Company's highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.

The following table sets forth the Company's trademarks and licenses as of February 17, 2006:

Owned Trademarks

Warner's	Catalina (a)
Olga	Cole of California®
Body Nancy Ganz®/Bodyslimmers®	Ocean Pacific and related brands (b)
Lejaby/ Lejaby Rose®	Calvin Klein and formatives (including Choice
Rasurel®	Calvin Klein) (beneficially owned for men's,
women's and children's underwear,
loungewear and sleepwear. See ‘‘Trademarks
and Licensing Agreements’’)

Trademarks Licensed in Perpetuity

Trademark	Territory
Speedo(c)	United States, Canada, Mexico, Caribbean Islands
Axcelerate™	United States, Canada, Mexico, Caribbean Islands
Axcelerate Engineered by Speedo™	United States, Canada, Mexico, Caribbean Islands
Fastskin® (secondary Speedo® mark)	United States, Canada, Mexico, Caribbean Islands
Anne Cole (for women's swimwear)(d)	Worldwide

Trademarks Licensed for a Term

Trademark	Territory	Expires (n)
Calvin Klein (for men's/women's/juniors' jeans and certain jeans-related products)(e)	North, South and Central America	12/31/2044
CK/Calvin Klein Jeans (for retail stores selling men’s, women’s and juniors’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks)(e)	Canada, Mexico and Central and South America	12/31/2044
CK/Calvin Klein (for bridge apparel, bridge accessories and retail stores selling bridge apparel and accessories)(f)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East and Africa	12/31/2046
Calvin Klein and CK/Calvin Klein (for men’s/women’s/children’s jeans, khakis and other related apparel as well as retail stores selling such items and ancillary products)(f)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, Lichtenstein, Greece, Cyprus, Turkey and Malta; parts of Eastern Europe, Russia, the Middle East and Africa; Japan, China, South Korea and ‘‘Rest of Asia’’ (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia)	12/31/2046
Calvin Klein (for jeans accessories)(f)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa and Asia	12/31/2046
Chaps (for men's sportswear, jeanswear, activewear, sport shirts and men’s swimwear)(g)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018
Nautica (for women's swimwear, beachwear and accessories)(h)	United States, United States Virgin Islands, Canada, Mexico and Caribbean Islands	6/30/2009
Nautica (for women's swimwear and coordinating cover-ups)(h)	Australia, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Italy, Latvia, Lithuania, Luxembourg, Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Slovakia, Spain, Sweden, Switzerland, Turkey, Ukraine and United Kingdom	6/30/2009

Trademark	Territory	Expires (n)
Lifeguard®(for wearing apparel excluding underwear and loungewear)(i)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030
Calvin Klein, CK Calvin Klein and Choice Calvin Klein (for women's and juniors' swimwear)(j)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK Calvin Klein and Choice Calvin Klein	12/31/2014
Calvin Klein (for men's swimwear)(k)	Europe (countries constituting European Union at May 1, 2004), Switzerland, Norway, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia	12/31/2014
J. Lo by Jennifer Lopez® (for women's intimate apparel)(l)	Worldwide	12/31/2013
Michael Kors® and MICHAEL Michael Kors® (for women's swimwear)(m)	Worldwide (excluding Japan)	6/30/2014

(a)	The Company sells swimwear to Wal-Mart Stores, Inc. under the Catalina trademark.

(b)	In August 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. Ocean Pacific operates directly and through a network of third-party licensees worldwide and offers a broad array of apparel and accessories catering to men, women, young men, juniors and kids under various trademarks, the most recognizable being its Op® and Ocean Pacific labels.

(c)	Licensed in perpetuity from Speedo International, Ltd. (‘‘SIL’’).

(d)	Licensed in perpetuity from Anne Cole and Anne Cole Design Studio.

(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(f)	In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See "—Acquisitions—CKJEA Acquisition." In connection with the acquisition, the Company acquired various exclusive license agreements. In addition, the Company entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See "—Trademarks and Licensing Agreements."

(g)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo.

(h)	Expiration date reflects a renewal option which permits the Company to extend for an additional two years (subject to compliance with certain terms and conditions).

(i)	Expiration date reflects four renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(j)	Expiration date reflects a renewal option which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions). In January 2006, the Company announced its plans to discontinue the Choice Calvin Klein line.

(k)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(l)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).

(m)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).

(n)	Assumes exercise of renewal option(s), as applicable.

The Company relies on its highly recognized brand names to appeal to a broad range of consumers. The Company designs products across a wide range of price points to meet the needs and shopping preferences of male and female consumers across a broad age spectrum. The Company believes that its ability to serve multiple domestic and international distribution channels with a diversified portfolio of products under widely recognized brand names at varying price points distinguishes it from many of its competitors and reduces its reliance on any single distribution channel, product, brand or price point.

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Annual Report on Form 10-K to the ‘‘Predecessor’’ refer to the Company prior to February 4, 2003 (the date the Company emerged from bankruptcy). References to the ‘‘Successor’’ refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting. References in this Form 10-K to ‘‘Fiscal 2005’’ refer to operations for the twelve months ended December 31, 2005. References in this Form 10-K to ‘‘Fiscal 2004’’ refer to operations for the twelve months ended January 1, 2005. References in this Form 10-K to ‘‘Fiscal 2003’’ refer to the operations for the twelve months ended January 3, 2004, comprising operations of the Predecessor for the period January 5, 2003 to February 4, 2003 combined with the operations of the Successor for the period February 5, 2003 to January 3, 2004. The Company’s two fiscal years prior to Fiscal 2003 and Fiscal 2004 ended on January 4, 2003 (‘‘Fiscal 2002’’) and January 5, 2002 (‘‘Fiscal 2001’’).

Acquisitions

CKJEA Acquisition

On January 31, 2006, the Company acquired (the "CKJEA Acquisition") 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein "bridge" line of sportswear and accessories in Europe from Fingen Apparel N.V., Fingen S.p.A. Euro Cormar S.p.A., and Calvin Klein, Inc. (collectively, the "Sellers") for total consideration of approximately €240 million (approximately $292 million), consisting of cash consideration of approximately €179 million (approximately $218 million) and assumption of indebtedness of approximately €61 million (approximately $74 million), net of cash acquired of approximately €13 million (total assumed debt aggregating approximately €74 million (approximately $90 million)). In addition, as of December 31, 2005, the Company had incurred professional fees and other related costs of approximately $5.5 million in connection with the acquisition. The purchase price is subject to certain post-closing adjustments, including adjustments related to the amount of working capital acquired. Approximately €37 million (approximately $45 million) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37 million (approximately $45 million) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The Company is in the process of determining the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition.

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity—Financing Arrangements."

In connection with the consummation of the CKJEA Acquisition, the Company will, subject to certain conditions, acquire 100% of the shares of the company that operates the license for Calvin Klein men's and women's Collection apparel and accessories worldwide on or about January 2, 2008. The Calvin Klein Collection license terminates on December 2013, subject to certain conditions.

In addition, in connection with the consummation of the CKJEA Acquisition, on January 31, 2006, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See "—Trademarks and Licensing Agreements."

Ocean Pacific

On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (collectively with its subsidiaries, ‘‘OP’’) for $40.0 million in cash and the assumption and retirement of $1.0 million in debt owed to a selling shareholder of OP. The assumed debt was repaid simultaneously with the closing. The terms of the acquisition agreement require the Company to make certain contingent payments to the sellers if (i) wholesale net revenues (both directly earned by the Company and directly earned by the Company's licensees) exceed a defined threshold for fiscal 2007 and (ii) operating profits of certain defined direct operations of the Company exceed 5% of wholesale net revenues for fiscal 2007 and fiscal 2008. The contingent payments are based on the amount earned by the Company in excess of the applicable thresholds. The defined thresholds represent significant growth in OP's business compared to Fiscal 2004 and 2005. No contingent payments are required if the defined thresholds are not exceeded by the Company. Any contingent payments ultimately made by the Company will be recorded as an increase in the purchase price of OP and an increase in goodwill.

OP is based in Irvine, California and is a surf and beach lifestyle brand which operates both directly and through a network of third party licensees worldwide. OP offers a broad array of apparel and accessories catering to men, women, young men, juniors and kids under its Op and Ocean Pacific labels. During Fiscal 2005, the Company exited certain key third party licenses and added certain OP product categories to its wholesale business model.

The results of operations of OP have been included in the Company's consolidated statement of operations (as part of the Company's Swimwear Group) since August 19, 2004.

Business Groups

The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The following table sets forth, for each of the last three fiscal years, net revenues and operating income for each of the Company's business groups and for the Company on a consolidated basis. The Company does not allocate interest expense (including the amortization of deferred financing charges), income taxes, corporate overhead (including depreciation of corporate assets and the cost of certain shared services), restructuring items or reorganization items to its business groups.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Intimate Apparel Group	$595,702	39.6%	$588,256	41.3%	$572,813	41.7%
Sportswear Group	517,567	34.4%	455,601	32.0%	440,516	32.0%
Swimwear Group	391,146	26.0%	380,324	26.7%	361,092	26.3%
Net revenues	$1,504,415	100.0%	$1,424,181	100.0%	$1,374,421	100.0%

		% of Net Revenues		% of Net Revenues		% of Net Revenues
Operating income:
Intimate Apparel Group	$66,679		$55,361		$55,858
Sportswear Group	71,845		53,757		31,764
Swimwear Group	44,186		58,147		52,901
Group operating income	182,710	12.1%	167,265	11.8%	140,523	10.2%
Unallocated corporate expenses	(81,321)	-5.3%	(66,000)	-4.6%	(62,603)	-4.5%
Restructuring (expense) income	503	0.0%	(5,130)	-0.4%	(19,101)	-1.4%
Reorganization items	—	0.0%	—	0.0%	(29,805)	-2.2%
Operating income	$101,892	6.8%	$96,135	6.8%	$29,014	2.1%

The following table sets forth, as of December 31, 2005 and January 1, 2005, total assets for each of the Company's business groups and for the Company on a consolidated basis:

	December 31, 2005	% of Total	January 1, 2005	% of Total
Total assets:
Intimate Apparel Group	$282,352	23.1%	$303,484	26.3%
Sportswear Group	233,877	19.1%	254,728	22.1%
Swimwear Group	359,343	29.4%	356,288	30.9%
Corporate/Other	346,644	28.4%	239,404	20.7%
Total assets	$1,222,216	100.0%	$1,153,904	100.0%

Intimate Apparel Group

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 39.6% of the Company's net revenues in Fiscal 2005.

The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company's design team strives to design products of a price, quality, fashion and style that meet its customers' demands.

The following table sets forth the Intimate Apparel Group's brand names and the apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Calvin Klein	Better to premium	Women's intimate apparel and sleepwear and men's underwear and loungewear
Choice Calvin Klein (a)	Better to premium	Juniors' intimate apparel
Warner's	Upper moderate to better	Women's intimate apparel
Olga	Upper moderate to better	Women's intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women's intimate apparel
Lejaby/Rasurel/Lejaby Rose	Better to premium	Women's intimate apparel and swimwear
J. Lo by Jennifer Lopez	Better to premium	Women's intimate apparel
Axcelerate/Axcelerate Engineered by Speedo (b)	Better to premium	Women's intimate apparel and men's underwear

(a)	In January 2006, the Company announced its plans to discontinue the Choice Calvin Klein line.

(b)	Axcelerate/Axcelerate Engineered by Speedo began shipping in the second quarter of Fiscal 2005.

The Calvin Klein women's lines consist primarily of women's underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men's lines consist primarily of men's underwear, briefs, boxers, T-shirts, loungewear and sleepwear. According to The NPD Group (‘‘NPD’’), a market research firm, Calvin Klein men's underwear was the number two selling brand of men's underwear in 2005 and 2004 in U.S. department stores participating in the surveys.

The Warner's, Olga, Lejaby/Lejaby Rose and J. Lo by Jennifer Lopez (‘‘JLO’’) lines consist primarily of bras, panties, daywear and sleepwear. The Body Nancy Ganz/Bodyslimmers line is primarily a shapewear line. The Rasurel line consists primarily of swimwear sold in Europe. The Company's Axcelerate/Axcelerate Engineered by Speedo (‘‘Axcelerate’’) line of intimate apparel consists primarily of women's performance bras and, to a lesser extent, men’s performance underwear.

The Company's Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs, Company operated retail stores/stores operated under retail licenses or distributor agreements, the Company’s CKU.com internet website and, to a lesser extent, specialty stores. In addition, the Company uses its design, manufacturing and sourcing expertise to produce private label intimate apparel for customers that may not carry the Company's branded products.

The following table sets forth the Intimate Apparel Group's principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores, Carson’s/Bon Ton and Saks Fifth Avenue	Warner's, Olga, Body Nancy Ganz, JLO, Lejaby Rose, Lejaby, Calvin Klein underwear and Axcelerate
Independent Retailers	Nordstrom, Dillard's, Neiman Marcus and Belk	Warner's, Olga, Body Nancy Ganz, Lejaby Rose and Calvin Klein underwear
Chain Stores	Kohl's and Sears	Warner's, Olga, Body Nancy Ganz and private label
Membership Clubs	Costco and Sam's Club	Warner's, Olga and Bodyslimmers
Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart	Warner's, Olga, Body Nancy Ganz/Bodyslimmers, JLO, Calvin Klein underwear and Lejaby/Lejaby Rose
Mexico	Liverpool, Palacio de Hierro, Suburbia, Sears and Sam's Club	Warner's, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein underwear
Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges, Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	JLO, Lejaby, Rasurel and Calvin Klein underwear
	Company operated retail stores/ stores operated under retail licenses or distributor agreements	Calvin Klein underwear and Lejaby
Asia	Company operated retail stores/ stores operated under retail licenses or distributor agreements	Calvin Klein underwear and Lejaby

The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (Spring, Fall and holiday). Its revenues are generally consistent throughout the year, with 49.5%, 45.8%, and 48.6% of the Intimate Apparel Group's net revenues recorded in the first halves of Fiscal 2005, 2004 and 2003, respectively.

The Intimate Apparel Group has operations in North America (United States, Canada and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China and Macau). In the first quarter of Fiscal 2004, the Company sold its intimate apparel production facilities located in Villanueva, Honduras and San Luis, Mexico.

The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$271,681	45.6%	$282,866	48.1%	$295,656	51.6%
International	324,021	54.4%	305,390	51.9%	277,157	48.4%
	$595,702	100.0%	$588,256	100.0%	$572,813	100.0%

The Company's Calvin Klein underwear, Warner's, Olga, Body Nancy Ganz/Bodyslimmers, JLO and Axcelerate underwear products (generating approximately 83.5% of the Intimate Apparel Group's net revenues) are sourced from third parties. Lejaby's products are produced in the Company's facilities located in France, with a portion of the manufacturing process subcontracted to third parties located in Tunisia and China. Sourcing allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by suppliers to ensure that they meet its quality and production standards.

Sportswear Group

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and juniors' sportswear. Net revenues of the Sportswear Group accounted for 34.4% of the Company's net revenues in Fiscal 2005. The following table sets forth the Sportswear Group's brand names and their apparel price ranges and types:

Brand Name (a)	Price Range	Type of Apparel
Calvin Klein (b)	Better to premium	Men's, women's, juniors' and children's (c) designer jeanswear (bottoms and tops)
Chaps	Moderate	Men's sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear

(a)	In December 2003, the Company sold its White Stag® trademark to Wal-Mart Stores, Inc. Pursuant to the sale agreement, the Company provides certain sourcing and design services related to the White Stag women's sportswear line. The design services agreement extends through January 2007.

(b)	Choice Calvin Klein (a formative brand of Calvin Klein) will be discontinued in 2006.

(c)	The Sportswear Group sub-licenses the rights to produce children's designer jeanswear to a third party.

The Calvin Klein line includes men's and women's jeans and jeans-related products, including outerwear, knit and woven tops and shirts. The Company renegotiated the term of its Calvin Klein jeans license in the second quarter of Fiscal 2003, providing the Company with greater control over the design and product development calendar and setting forth the terms of the Company’s license to use the Calvin Klein name in connection with swimwear. The Company believes that this increased flexibility has allowed it to provide better service to retailers, which has resulted in improved sell-through of merchandise at retail. In January 2006, the Company acquired 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘Acquisitions—CKJEA Acquisition’’ described above.

Chaps is a moderately priced men's sportswear line providing a more casual product offering to the consumer. During Fiscal 2003, the Company negotiated an amendment and extension of the Chaps license through 2018, assuming the exercise of renewal options and satisfaction of certain conditions. The renegotiated license gives the Company an opportunity to extend the brand in terms of both product and distribution channels, which allowed the Company to launch Chaps sportswear in Fiscal 2004 in the mid-tier distribution channel.

The Sportswear Group's apparel products are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers and, to a lesser extent, specialty stores.

The following table sets forth, as of December 31, 2005, the Sportswear Group's principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores Carson’s/Bon Ton	Calvin Klein jeans Calvin Klein jeans and Chaps
Independent Retailers	Nordstrom Dillard’s and Belk	Calvin Klein jeans Calvin Klein jeans and Chaps
Chain Stores	Kohl's/Mervyn’s	Chaps
Membership Clubs	Costco and Sam's Club BJ’s	Calvin Klein jeans Calvin Klein jeans and Chaps
Mass Merchandisers	Wal-Mart	Design and sourcing services related to the White Stag trademark
Other	Military	Calvin Klein jeans and Chaps
Canada	Hudson Bay Company and Sears	Calvin Klein jeans and Chaps
Mexico	Liverpool, Sears and membership clubs	Calvin Klein jeans and Chaps
South America	Stores operated under distributor agreements	Calvin Klein jeans

As noted above, in January 2006, the Company consummated the CKJEA Acquisition. The channels of distribution and customers of the businesses acquired in the CKJEA Acquisition are not reflected in the table above.

The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and coincide with the appropriate selling season. The Sportswear Group recorded 48.4%, 41.3%, and 47.9% of its net revenues in the first halves of Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

During Fiscal 2005, the Sportswear Group had operations in the United States, Canada and Mexico. The Sportswear Group's products are entirely sourced from third party suppliers worldwide. As discussed previously, the Company acquired certain licensed Calvin Klein businesses in Europe and Asia in January 2006. See ‘‘Acquisitions—CKJEA Acquisition’’.

The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$442,553	85.5%	$388,907	85.4%	$388,529	88.2%
International	75,014	14.5%	66,694	14.6%	51,987	11.8%
	$517,567	100.0%	$455,601	100.0%	$440,516	100.0%

Swimwear Group

The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products and licenses its owned brand names to suppliers of apparel and other products in widely diversified channels of distribution. Net revenues of the Swimwear Group accounted for 26.0% of the Company's net revenues in Fiscal 2005.

The following table sets forth the Swimwear Group's significant brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Speedo	Better	Men's and women's competitive
swimwear, competitive and non-
competitive swim accessories,
men's swimwear and coordinating T-shirts, women's fitness swimwear, fashion swimwear and activewear and children's swimwear
Anne Cole	Better to premium	Women's swimwear
Cole of California	Upper moderate to better	Women's swimwear
Catalina	Mass market	Women's and juniors' swimwear
Lifeguard	Upper moderate to better	Men's and women's swimwear and related products
Nautica	Upper moderate to better	Women's swimwear, beachwear and accessories
Calvin Klein	Better to premium	Men's and women's swimwear
Choice Calvin Klein (a)	Better to premium	Juniors' swimwear
Ocean Pacific (b)	Better to premium	Men's, women's, young men's, juniors' and kid's swimwear, sportswear and related products
Michael Kors (c)	Better to premium	Women's swimwear
Axcelerate Engineered by Speedo (d)	Better	Men's and women's swimwear, Better activewear and accessories
Private Label	Moderate	Women's and juniors' swimwear

(a)	In January 2006, the Company announced its plans to discontinue the Choice Calvin Klein line.

(b)	In Fiscal 2004, OP products were sold by third-party licensees. During Fiscal 2005, the Company exited certain key third-party licenses and added certain OP product categories to its wholesale business model.

(c)	Company shipments of Michael Kors commenced in the fourth quarter of Fiscal 2005.

(d)	Shipments of Axcelerate activewear, swimwear and accessories commenced in the first quarter of Fiscal 2005.

The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world. Innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. For example, in March 2004, Speedo introduced the next generation of its Fastskin suit (the ‘‘FS II’’), developed by the Swimwear Group and SIL. Based on data compiled by the Company's Swimwear Group, the Company believes that over 67% of the total U.S. swimming medal winners at the 2004 Summer Olympic Games in Athens raced in Speedo suits. Speedo competitive swimwear is primarily distributed through chain stores, sporting goods stores, team dealers, swim specialty shops and the Company's Speedo internet website. Speedo competitive swimwear accounted for approximately 13.5% of the Swimwear Group's net revenues in Fiscal 2005. During the fourth quarter of Fiscal 2005, Speedo introduced the FS II Ice speed suit worn by U.S. sledding hopefuls at the 2006 Winter Olympic Games in Torino, Italy. This is the first time athletes have competed in Speedo at the Winter Olympic Games and reflects the Company’s strategy of bringing Speedo ‘‘out of the water.’’

The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in its more fashion-oriented products. Speedo fitness and fashion swimwear, Speedo swimwear for children and Speedo active apparel are distributed in the United States, Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs, the Company's Speedo internet website and two outlet stores. Speedo fashion swimwear, active apparel and related products accounted for approximately 26.4% of the Swimwear Group's net revenues in Fiscal 2005.

Speedo accessories, including swim goggles, footwear, water-based fitness products, water toys, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately $58.4 million of net revenues in Fiscal 2005, or approximately 14.9% of the Swimwear Group's net revenues, which included $31.3 million of net revenues from the sale of Speedo footwear products.

The Swimwear Group's Designer Swimwear business unit designs, sources, manufactures and sells a broad range of fashion swimwear and beachwear for girls, juniors and women. Designer Swimwear products are distributed through many channels of distribution in the United States, Mexico and Canada, including department stores, independent retailers, chain stores, membership clubs, mass merchandisers and swim specialty shops. In addition, the Company uses its design, manufacturing and sourcing expertise to produce private label swimwear at lower price points to customers that generally do not carry the Company's branded products. Designer Swimwear accounted for approximately 32.7% of the Swimwear Group's net revenues in Fiscal 2005.

The Swimwear Group's OP business unit was acquired by the Company on August 19, 2004. OP is a surf and beach lifestyle brand which operates both directly and through a network of licensees worldwide. OP offers a broad array of apparel and accessories catering to men, women, young men, juniors and kids under its Op and Ocean Pacific labels. During Fiscal 2005, the Company exited certain key third party licenses and added certain OP product categories to its wholesale business model.

The following table sets forth the Swimwear Group's principal distribution channels and customers:

Channels of Distribution (a)	Customers	Brands (a)
United States
Department Stores	Federated Department Stores and Saks Inc.	Speedo swimwear and accessories, Anne Cole, Cole of California, Nautica, Choice Calvin Klein swimwear, Axcelerate, Michael Kors and OP
Independent Retailers	Nordstrom, Dillard's, Neiman Marcus and Belk	Anne Cole, Speedo swimwear, Nautica swimwear and Choice Calvin Klein swimwear
Chain Stores	J. C. Penney, Kohl's and Sears	Speedo swimwear and accessories Designer, Private Label and Axcelerate
Membership Clubs	Costco and Sam's Club	Speedo swimwear, active apparel and accessories
Mass Merchandisers	Wal-Mart and Target	Catalina (wholesale basis), private label and Speedo accessories
Other	Military, Victoria's Secret Catalog and The Sports Authority	Speedo swimwear and accessories, Lifeguard, Anne Cole, Nautica and private label
Canada	Hudson Bay Company, Sears and membership clubs	Speedo swimwear and accessories, Nautica and Anne Cole
Mexico	Liverpool, Palacio De Hierro, Marti, Suburbia, Wal-Mart and membership Clubs	Speedo swimwear and accessories, Nautica, Anne Cole and Catalina
Europe	EL Corte Ingles, House of Fraiser, La Rinascente and Company-owned Stores/stores operated under distributor agreements	Calvin Klein swimwear

(a)	In Fiscal 2004, the Company's OP business was operated through a network of third party licensees which distributed a broad range of apparel and accessories through multiple channels of distribution including department stores, swim specialty stores and chain stores. During Fiscal 2005, the Company exited certain key third-party licenses and added certain OP product categories to its wholesale business model.

The Swimwear Group generally markets its products for three retail selling seasons (cruise, Spring and Summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 70% of the Swimwear Group's net revenues were recorded in the first halves of Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

The Swimwear Group has operations in the United States, Mexico, Canada and Europe and its licensees operate worldwide. The Swimwear Group's products are manufactured both in the Company's facilities in Mexico and Canada and sourced from third party contractors primarily in the United States, Mexico, Europe and Asia.

The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$362,639	92.7%	$361,770	95.1%	$344,980	95.5%
International	28,507	7.3%	18,554	4.9%	16,112	4.5%
	$391,146	100.0%	$380,324	100.0%	$361,092	100.0%

Customers

As of December 31, 2005, the Company's products are widely distributed to department and specialty stores, independent retailers, chain stores, membership clubs and mass merchandise stores in North America, Asia and Europe. One customer, Federated Department Stores, accounted for approximately 11.4% of the Company’s net revenues in Fiscal 2005. No other customer accounted for more than 10% of the Company’s net revenues in Fiscal 2005. No one customer accounted for more than 10% of the Company's net revenues in Fiscal 2004. One customer, Wal-Mart Stores, Inc., accounted for approximately 10.5% of the Company's net revenues in Fiscal 2003. No other customer accounted for more than 10% of the Company’s net revenues in Fiscal 2003.

The Company offers a diversified portfolio of brands across virtually all distribution channels to a wide range of customers. The Company utilizes focus groups, market research and in-house and licensor design staffs to align its brands with the preferences of consumers. The Company believes that this strategy reduces its reliance on any single distribution channel and allows it to market products with designs and features that appeal to a wide range of consumers at varying price points. As of December 31, 2005, the Company operated 121 Calvin Klein retail stores worldwide (consisting of 59 stores directly operated by the Company, including one on-line store, and 62 stores operated under retail licenses or distributor agreements). The Company’s Swimwear Group also operates two Speedo outlet stores, which opened in July 2005, and one on-line store.

Advertising, Marketing, and Promotion

The Company devotes significant resources to advertising and promoting its various brands to increase awareness of its products with retail consumers and, consequently, to increase consumer demand.

Total advertising, marketing and promotion expense (including cooperative advertising programs) was $85.3 million, or 5.7% of net revenues, in Fiscal 2005 compared with $86.0 million, or 6.0% of net revenues, in Fiscal 2004 and $73.8 million, or 5.4% of net revenues, in Fiscal 2003. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals and individual in-store promotions. Certain of the Company's brands also advertise in national print publications. In addition, the Swimwear Group sponsors a number of world-class swimmers, divers, volleyball players, surfers, winter-sports athletes, skateboarders and tri-athletes who wear its products in competition and participate in various promotional activities on behalf of the Speedo and OP brands.

The Company participates in cooperative advertising programs with many of its customers, reimbursing customers for a portion of the cost incurred by the customer in placing advertisements featuring its products. Cooperative advertising expenses included in advertising, marketing and promotion expenses were $15.9 million, $18.4 million and $18.9 million for Fiscal 2005, 2004 and 2003, respectively.

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

Sales

The Company's wholesale customers are served by sales representatives who are generally assigned to specific brands and products. The Company also employs sales coordinators who assist its customers in presenting its products effectively and in educating consumers about its various products. In addition, the Company has customer service departments for each business unit that assist its sales representatives and customers in tracking goods available for sale, determining order and shipping lead times and tracking the status of open orders.

The Company utilizes Electronic Data Interchange programs (‘‘EDI’’) wherever possible, which permit it to receive purchase orders electronically from customers and, in some cases, to transmit invoices electronically to customers. EDI helps the Company ensure that its customers receive its products in a timely and efficient manner.

Distribution

As of December 31, 2005, the Company distributed its products to its wholesale customers and retail stores from its various distribution facilities located in the United States (four primary facilities), Mexico (two facilities), Canada (one facility), France (one facility), Hong Kong (one facility), China (one facility) and the Netherlands (one facility). The Company acquired 100% control of the management of the Netherlands facility on December 31, 2004, which facility had previously been managed through a joint venture. Several of the Company's facilities are shared by more than one of its business units and/or operating segments. During Fiscal 2003, the Company consolidated the distribution and logistics of its Calvin Klein jeans operation into its primary distribution facilities in Pennsylvania. These services were previously provided by a third party. During Fiscal 2004, the Company completed the process of consolidating its two Canadian distribution operations into one facility. The Company owns one of its distribution facilities and leases all of its other distribution facilities. In connection with the CKJEA Acquisition, as discussed previously, the Company acquired distribution facilities in Italy (one facility), Korea (one facility) and China (one facility), all of which are leased.

Raw Materials and Sourcing

The Company's products are comprised of raw materials which consist principally of cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Neither the Company, nor, to the Company's knowledge, any of its third party contractors, have experienced any significant shortage of raw materials.

Substantially all of the Company's products sold in the United States are imported and are subject to federal customs laws. See "—Government Regulations." The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product. Quotas are monitored closely and contingencies activated when necessary.

Pursuant to its strategy of shifting from a manufacturing to a sourcing based production model, the Company hired a President-Global Sourcing in April 2005. In addition, during the first half of Fiscal 2005, the Company acquired a portion of a business located in Asia that had provided sourcing and buying services to the Company. The consideration for the acquisition is based on the cost of inventory sourced by the acquired entity from the date of acquisition through February 25, 2006. The Company expects the total purchase price for the acquisition to be approximately $2.0 million.

Trademarks and Licensing Agreements

The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned, licensed in perpetuity or, in the case of Calvin

Klein jeans, licensed for terms through 2044 and 2046. The Company's core brands have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 78 years and the Company believes Speedo is the dominant competitive swimwear brand in the United States. The Warner's and Olga brands have been in existence for 133 and 66 years, respectively; Lejaby has been in existence for more than 50 years; and Calvin Klein, OP and Chaps have each been in existence for more than 25 years. According to NPD, Warner's, Olga and Calvin Klein were three of the top ten selling intimate apparel brands in U.S. department stores participating in the survey in Fiscal 2005.

The Company regards its intellectual property in general and, in particular, its owned trademarks and licenses, as its most valuable asset. The Company believes the trademarks and licenses have substantial value in the marketing of its products. The Company has protected its trademarks by registering them with the U.S. Patent and Trademark Office and with governmental agencies in other countries where its products are manufactured and sold. The Company works vigorously to enforce and protect its trademark rights by engaging in regular market reviews, helping local law enforcement authorities detect and prosecute counterfeiters, issuing cease-and-desist letters against third parties infringing or denigrating its trademarks and initiating litigation as necessary. The Company also works with trade groups and industry participants seeking to strengthen laws relating to the protection of intellectual property rights in markets around the world.

Although the specific terms of each of the Company's license agreements vary, generally the agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. The license agreements generally also grant the licensor the right to approve any designs marketed by the Company.

The Company has license agreements in perpetuity with SIL which permit the Company to design, manufacture and market certain men's, women's and children's apparel, including swimwear, sportswear and a wide variety of other products, using the Speedo trademark and certain other trademarks, including Axcelerate. The Company's license to use Speedo and other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the United States and its territories and possessions, Canada, Mexico and the Caribbean. The license agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated with respect to a particular territory in the event the Company does not pay royalties or abandons the trademark in such territory. Moreover, the license agreements may be terminated in the event the Company manufactures, or is controlled by a company that manufactures, racing/competitive swimwear, swimwear caps or swimwear accessories under a different trademark, as specifically defined in the license agreements. The Company generally may sublicense the Speedo trademark within the geographic regions covered by the licenses. SIL retains the right to use or license the Speedo trademark in other jurisdictions and actively uses or licenses the Speedo trademark throughout the world outside of the Company's licensed territory.

In 1992, the Company entered into an agreement with Speedo Holdings B.V. and its successor, SIL, granting certain additional irrevocable rights to the Company relating to the use of the Authentic Fitness® name and service mark, which rights are in addition to the rights under the license agreements with SIL.

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

The Company has a license to develop, manufacture and market designer jeanswear products under the Calvin Klein trademark in North, South and Central America. In July 2004, the Company acquired the license to open retail stores to sell jeanswear and ancillary products bearing the Calvin Klein marks in Central and South America. In addition, in connection with the CKJEA Acquisition, the Company expanded the territory covered by the retail stores license to include Mexico and Canada. The initial term of these licenses expire on December 31, 2034 and are extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the United States, Mexico and Canada. The Company had an exclusive worldwide license agreement with Calvin Klein, Inc. to distribute Calvin Klein men's accessories, which expired on June 30, 2004. The Company had extended this license agreement through December 31, 2005 for Western Europe only. In January 2006, the Company acquired certain Calvin Klein accessories licenses as part of the CKJEA Acquisition (as discussed below).

The Company also has a license to develop, manufacture and market women’s and juniors’ swimwear under the Calvin Klein, CK Calvin Klein and Choice Calvin Klein trademarks in the approved forms as designated by the licensor worldwide and men’s swimwear under the Calvin Klein mark in the form designated by the licensor in Europe (countries constituting European Union at May 1, 2004), Norway, Switzerland, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia. The initial terms of these licenses expire on December 31, 2009 and are extendable by the Company for a further 5-year term expiring on December 31, 2014 if the Company achieves certain sales targets. In May 2005, the Company acquired from the former licensee (with the consent of the licensor) the right to develop, manufacture and market women’s and juniors’ swimwear under the Calvin Klein and CK Calvin Klein trademarks in the approved forms as designated by the licensor in the United States, Mexico and Canada.

In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘Acquisitions—CKJEAAcquisition.’’ In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, ‘‘bridge’’ apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting European Union at May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa. These licenses extend through December 31, 2046.

In connection with the CKJEA Acquisition, the Company acquired the licenses to develop, manufacture, distribute and market, and to open retail stores to sell, jeans apparel and accessories under the Calvin Klein and/or CK/Calvin Klein trademark and service mark in the forms of the logos Calvin Klein jeans and/or CK/Calvin Klein jeans in Japan, China, South Korea and ‘‘Rest of Asia’’ (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia) and parts of Western Europe, the Middle East, Egypt, Eastern Europe and Southern Africa. These licenses also extend through December 31, 2046.

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

In November 2003, the Company entered into an exclusive worldwide license agreement with Sweetface Fashion Company, LLC for the design, sourcing, distribution, advertising, marketing and sale of women's panties, bras, shapewear, sleepwear, loungewear and daywear bearing the J. Lo by Jennifer Lopez brand name. Assuming compliance with certain terms and conditions for the exercise of two renewal options, this license can be extended through 2013.

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

In March 2003, the Company entered into an exclusive license agreement to manufacture, distribute and sell Nautica women's swimwear and related products in the United States, Canada, Mexico and the Caribbean Islands for an initial term of four years. The license agreement may be renewed at the Company's option for two additional years to June 30, 2009 if it achieves certain sales targets. In February 2006, the Nautica license agreement was amended to expand the licensed territories with respect to certain product lines.

In July 1995, the Company entered into a license agreement with Lifeguard Licensing Corp. Under the license agreement, the Company has the exclusive right to manufacture, source, sublicense, distribute, promote and advertise Lifeguard apparel worldwide. In September 2003, the Lifeguard license was amended and extended to add other product categories, namely accessories and sporting equipment. The current term of the license agreement expires on June 30, 2010. The agreement includes four renewal options, each of which permits the Company to extend for an additional five-year term (through June 30, 2030) subject to compliance with certain conditions.

In June 2004, the Company entered into a license agreement with Michael Kors, L.L.C. The Company has the worldwide (excluding Japan) right to manufacture and distribute Michael Kors and MICHAEL Michael Kors swimwear products in the designer collection market segment and in the better market segment. The current term of the license agreement expires on June 30, 2008. The agreement includes two renewal options, each of which permits the Company to extend for an additional three-year term (through June 30, 2014) subject to compliance with certain conditions.

In August 2004, the Company acquired 100% of the outstanding common stock of OP. OP is based in Irvine, California and is a surf and beach lifestyle brand offering a broad array of apparel and accessories catering to men, women, young men, juniors and kids under various trademarks, the most recognizable being its Op, Ocean Pacific and Op Classics labels. Assets acquired included, among other things, license agreements pursuant to which a worldwide network of third-party licensees were granted the right to design, market and distribute licensed products in specific geographic areas. The terms for OP licenses range from one to 26 years. Licenses that are set to expire by 2008 accounted for approximately 36% of OP's royalty income for Fiscal 2005. During Fiscal 2005, the Company exited certain key third-party licenses and added certain OP product categories to its wholesale business model.

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

International Operations

In addition to its operations in the United States, as of December 31, 2005, the Company had operations in Canada, Brazil (pursuant to a joint venture), Mexico, Europe (Austria, Belgium, Denmark, France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China, Taiwan, Korea, Japan and Macau), which engage in sales, manufacturing and/or marketing activities. International operations generated $427.5 million, or 28.4% of net revenues, in Fiscal 2005 compared with $390.6 million, or 27.4% of net revenues, in

Fiscal 2004 and $345.3 million, or 25.1% of net revenues, in Fiscal 2003. International operations generated operating income of $72.6 million, $60.2 million and $50.0 million (representing 39.8%, 36.0% and 35.6%, respectively, of group operating income) in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Pursuant to the CKJEA Acquisition, in January 2006, the Company acquired additional operations in Europe and Asia.

The Company has manufacturing facilities in Canada, Mexico and France. As of December 31, 2005, the Company had distribution facilities in Canada, Mexico, France, China, Hong Kong and the Netherlands. Pursuant to the CKJEA Acquisition, in January 2006, the Company acquired leased distribution facilities in Italy, Korea and China. The Swimwear Group operates manufacturing facilities in Mexico pursuant to duty-advantaged (commonly referred to as ‘‘Item 807’’) programs. During Fiscal 2005, the Company acquired a portion of a business located in Asia that had provided sourcing and buying services to the Company.

A portion of the Company's Warner's, Olga and Body Nancy Ganz/Bodyslimmers products are currently manufactured by a third party supplier in Honduras. A loss of production from this supplier could have a short-term adverse effect on the Company's ability to deliver these products to its customers. The Company has many potential sources of supply and believes a disruption at any one facility would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of disruptions in its sources of supply.

The movement of foreign currency exchange rates affects the Company's results of operations. For further discussion of certain of the risks involved in the Company's foreign operations, including foreign currency exposure, see "Risk Factors."

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

The Company's operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization. The Company believes that these trade agreements generally benefit the Company's business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country; however, the elimination of quotas with respect to certain countries could adversely affect the Company as a result of increased competition from such countries. See "Risk Factors." In addition, trade agreements can also impose requirements that negatively affect the Company's business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country. On January 1, 2005, in accordance with its commitments under the World Trade Organization (‘‘WTO’’), the United States discontinued imposing quotas on the import of apparel from WTO members. In response to import surges in key categories and to develop a stable and predictable trading environment, the United States and China entered into a three year memorandum of understanding (‘‘MOU’’) in November 2005. The MOU essentially imposes quotas on key apparel categories manufactured in China and exported on or after January 2006 through December 2008. The Company monitors trade-related matters pending with the United States government for potential positive or negative effects on its operations.

Employees

As of December 31, 2005, the Company employed 10,156 employees. As of December 31, 2005, approximately 49% of the Company's employees, all of whom are engaged in the manufacture and distribution of its products, were represented by labor unions. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

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

In addition, the Company has engaged third-party labor compliance auditing companies to monitor its facilities and those of its contractors. These auditing companies periodically audit all the Company's foreign and domestic contractors' payroll records, age certificates, and compliance with local labor laws and compliance with the Company's business partner manufacturing guidelines. These auditing companies also conduct unannounced visits, surveillance and random interviews with contractors, employees and supervisors. In addition, these companies regularly conduct labor compliance training sessions for personnel at the Company's factories and sourcing operations around the world.

Backlog

The Company's Swimwear Group had unfilled customer orders (consisting of both confirmed and unconfirmed orders) of approximately $207.7 million as of December 31, 2005 and $219.1 million as of January 1, 2005. A substantial portion of net revenues of the Company's other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

Asset Sales

During the course of the Chapter 11 Cases (as defined below), the Company obtained the Bankruptcy Court's authorization to sell assets and settle liabilities for amounts other than those reflected in the consolidated financial statements. The Company sold certain personal property, certain owned buildings and land and other assets, generating net proceeds of approximately $36.3 million. These proceeds included approximately $23.2 million from the sale of inventory related to certain closed outlet stores. The sale of assets in Fiscal 2002 and Fiscal 2003 did not result in a material gain or loss since the Company had previously written-down assets identified for potential disposition to their estimated net realizable value. Substantially all of the net proceeds from the sale of assets were used to reduce outstanding borrowings under the Amended Debtor-in-Possession Financing Facility entered into in connection with the Chapter 11 Cases, or to provide collateral for outstanding trade and standby letters of credit.

In November 2003, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz® (‘‘ABS’’) business unit. The sale was finalized on January 30, 2004. The sale price was $15.4 million in cash plus the assumption of up to $2.0 million in liabilities. The Company recorded, as part of the loss from discontinued operations in the statement of operations, a loss pursuant to the sale of the ABS business unit of $3.1 million. The loss included an impairment charge of $3.0 million related to the write-down of the ABS trademark to net realizable value at January 3, 2004. Cash proceeds from the sale, net of related expenses, were $15.2 million.

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

During Fiscal 2004, the Company sold certain real property in the United Kingdom and Costa Rica for total proceeds of $2.3 million. The Company recorded a net gain of $0.5 million, as part of restructuring items, related to these properties.

Executive Officers of the Registrant

The executive officers of the Company, their age and their position as of February 17, 2006 are set forth below:

Name	Age	Position
Joseph R. Gromek	59	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	47	Executive Vice President and Chief Financial Officer
Roger A. Williams	58	President—Swimwear Group
Helen McCluskey	50	President—Intimate Apparel Group
Frank Tworecke	59	President—Sportswear Group
Dwight Meyer	53	President—Global Sourcing
Stanley P. Silverstein	53	Executive Vice President—International Strategy and
		Business Development
Jay A. Galluzzo	31	Senior Vice President, General Counsel and Secretary
Elizabeth Wood	44	Senior Vice President—Human Resources

Mr. Gromek has served as the Company's President and Chief Executive Officer since April 2003, at which time he was also elected to the Board of Directors. From 1996 to January 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc. From January 2002 until he joined the Company in April 2003, Mr. Gromek worked as an independent consultant. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and AnnTaylor Stores Corporation. Mr. Gromek is the Chairman of the Board of Directors of Volunteers of America and a member of the Board of Governors of the Parsons School of Design.

Mr. Rutkowski currently serves as the Company's Executive Vice President and Chief Financial Officer. From September 2003 until March 2, 2005, Mr. Rutkowski served as the Company's Senior Vice President and Chief Financial Officer. Over the last 20 years, Mr. Rutkowski has held senior management positions at National Broadcasting Company/General Electric and Walt Disney Studios. From December 1999 to June 2003, he served as Executive Vice President and Chief Financial Officer at Primedia, Inc. From November 1993 to December 1999, he served at National Broadcasting Company/General Electric as Senior Vice President and Chief Financial Officer—Strategic Business Development and Controller of Corporate Finance.

Mr. Williams has served as the Company's President—Swimwear Group since May 2002. Mr. Williams owned his own private consulting firm from 1998 to 2002. Between 1994 and 1997, Mr. Williams served as Executive Vice President of Guess?. He also served as Executive Vice President of Donna Karan from 1992 to 1994. Mr. Williams served as Chief Operating Officer of Authentic Fitness Corporation from 1990 to 1992. From 1982 to 1990, Mr. Williams served as Chief Operating Officer of Olga Intimate Apparel and Group President, Warnaco Retail, and as Executive Vice President and Chief Financial Officer for Warnaco Inc.

Ms. McCluskey joined the Company as President—Intimate Apparel Group in July 2004 and is responsible for all aspects of the Company's intimate apparel business, including Calvin Klein underwear, Warner's, Olga and Body Nancy Ganz, as well as Lejaby, Lejaby Rose and JLO lingerie. Prior to joining the Company, Ms. McCluskey served as Group President of the Moderate Women's Sportswear division of Liz Claiborne Corporation from August 2001 to June 2004. Previously, she spent 18 years at Sara Lee Corporation where she held executive positions in marketing, operations and general management, including President of Playtex Apparel from 1999 to 2001.

Mr. Tworecke joined the Company as President—Sportswear Group in May 2004 and currently oversees the Calvin Klein jeans and Chaps brands. Mr. Tworecke has over 30 years experience in leading retail and apparel companies. Mr. Tworecke served as President and Chief Operating Officer of Bon-Ton Stores from 1999 to April 2004. Previously, he was President and Chief Operating Officer of Jos. A. Bank. Mr. Tworecke has also held senior management positions with other apparel wholesalers, as well as specialty and department store retailers including MGR, Inc., Rich's Lazarus Goldsmith (a division of Federated Department Stores) and John Wanamaker.

Mr. Meyer joined the Company as President—Global Sourcing in April 2005. Mr. Meyer served as Executive Vice President of Global Sourcing of AnnTaylor Stores Corporation, a specialty clothing retailer of women’s apparel, shoes and accessories, from 1996 until April 2005. Previously, he served as the President and Chief Operating Officer of C.A.T. (a joint venture between AnnTaylor Stores Corporation and Cygne Design) and Vice President, Sourcing for the Abercrombie & Fitch division of M.A.S.T. Industries.

Mr. Silverstein currently serves as the Company's Executive Vice President—International Strategy and Business Development. From March 3, 2005 to January 26, 2006, Mr. Silverstein served as the Company’s Executive Vice President—Corporate Development. From March 2003 to March 2, 2005, Mr. Silverstein served as the Company's Senior Vice President—Corporate Development. Mr. Silverstein served as the Company's Vice President and General Counsel from December 1990 until February 2003. Mr. Silverstein served as the Company's Secretary from January 1987 until May 2003 and as its Assistant Secretary from June 1986 to January 1987. Mr. Silverstein has also served as the Company's Chief Administrative Officer from December 2001 to January 26, 2006.

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

Ms. Wood joined the Company as Senior Vice President—Human Resources in September 2005. From May 2002 to August 2005, Ms. Wood served as a consultant for Breakthrough Group, a consulting company that focuses on executive and employee training and development. From May 1996 to February 2002, Ms. Wood served as the Executive Vice President of Human Resources of Brooks Brothers, Inc. Previously, Ms. Wood served as Corporate Human Resources Director of Marks and Spencer Group, plc.

Proceedings Under Chapter 11 of the Bankruptcy Code

On June 11, 2001 (the ‘‘Petition Date’’), the Company and certain of its subsidiaries (each a ‘‘Debtor’’ and, collectively, the ‘‘Debtors’’) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. §§101-1330, as amended (the ‘‘Bankruptcy Code’’), in the United States Bankruptcy Court for the Southern District of New York (the ‘‘Bankruptcy Court’’) (collectively, the ‘‘Chapter 11 Cases’’). Warnaco, 36 of its 37 U.S. subsidiaries and one of the Company's Canadian subsidiaries, Warnaco of Canada Company, were Debtors in the Chapter 11 Cases. The remainder of the Company's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

On November 9, 2002, the Debtors filed the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the ‘‘Reorganization Plan’’). On January 16, 2003, the Bankruptcy Court entered (i) its Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the ‘‘Confirmation Order’’).

In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on February 4, 2003 (the ‘‘Effective Date’’) and the Company entered into a $275 million Senior Secured Revolving Credit Facility (as amended on November 12, 2003, August 1, 2004 and September 15, 2005, the ‘‘Revolving Credit Facility’’). The Revolving Credit Facility entered into on the Effective Date provided for a four-year, non-amortizing revolving credit facility. In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200.9 million of New Warnaco Second Lien Notes due 2008 (the ‘‘Second Lien Notes’’) to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (‘‘Securities Act’’), pursuant to Section 1145(a) of the Bankruptcy Code. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of Warnaco Inc.'s 8 7/8% Senior Notes due 2013 (the ‘‘Senior Notes’’). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements" and Note 15 of Notes to Consolidated Financial Statements for a discussion of the Company's outstanding debt arrangements.

Set forth below is a summary of certain material provisions of the Reorganization Plan. Among other things, as described below, the Reorganization Plan resulted in the cancellation of the Predecessor's Class A Common Stock, issued prior to the Effective Date (the ‘‘Old Common Stock’’). The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Reorganization Plan. The Company, as reorganized under the Reorganization Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the ‘‘Common Stock’’), in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which shares were distributed to pre-petition creditors as specified below. In addition, 5,000,000 shares of Common Stock of the Company were reserved for issuance pursuant to management incentive stock grants. On March 12, 2003, subject to approval by the stockholders of the Company's proposed The Warnaco Group, Inc. 2003 Stock Incentive Plan (the ‘‘Stock Incentive Plan’’), the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of Common

Stock at the fair market value of the Common Stock on the date of grant. On May 28, 2003, the stockholders of the Company approved the Stock Incentive Plan. The Reorganization Plan also provided for the issuance by the Company of the Second Lien Notes in the principal amount of $200.9 million to pre-petition creditors and others as specified below, secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by the Company and its domestic subsidiaries.

The following is a summary of distributions pursuant to the Reorganization Plan:

a)	the Old Common Stock, including all stock options and restricted shares, was extinguished, and holders of the Old Common Stock received no distribution on account of the Old Common Stock;

b)	general unsecured claimants received approximately 2.55% (1,147,050 shares) of the Common Stock, which the Company distributed in April 2003;

c)	the Company's pre-petition secured lenders received their pro rata share of approximately $106.1 million in cash, Second Lien Notes in the principal amount of $200 million and approximately 96.26% of the Common Stock (43,318,350 shares);

d)	holders of claims arising from or related to certain of the Predecessor's preferred securities received approximately 0.60% of the Common Stock (268,200 shares);

e)	pursuant to the terms of his employment agreement, as modified by the Reorganization Plan, Antonio C. Alvarez II, then President and Chief Executive Officer of the Company, received an incentive bonus consisting of approximately $2.0 million in cash, Second Lien Notes in the principal amount of approximately $0.9 million and approximately 0.59% of the Common Stock (266,400 shares valued at $11.19 per share); and

f)	in addition to the foregoing, allowed administrative and certain priority claims were paid in full in cash.

Website Access to Reports

The Company's internet website is http://www.warnaco.com. The Company makes available free of charge on its website (under the heading ‘‘SEC Filings’’) its SEC filings, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (‘‘SEC’’).

Additional information required by Item 1 of Part I is incorporated by reference to Note 8 of Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors

In this Item 1A, the terms "we," "us," and "our" refer to The Warnaco Group, Inc. and its consolidated subsidiaries.

Our business, operations and financial condition are subject to various risks and uncertainties. The most significant of these risks include those described below; however, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and, among other things, the trading price of our Common Stock could decline. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that we file from time to time with the SEC.

The worldwide apparel industry is heavily influenced by general economic conditions.

The apparel industry is highly cyclical and heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of consumers. Our wholesale customers may anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. Accordingly, a reduction in consumer spending in any of the regions in which we compete as a result of any substantial deterioration in general economic conditions (including as a result of the war against terrorism, the turmoil in Iraq or additional terrorist attacks) or increases in interest rates could adversely affect the sales of our products.

The apparel industry is subject to constantly changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel industry is subject to shifting consumer demands and evolving fashion trends both in domestic and overseas markets and our success is dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends, styles or brand preferences may result in decreased demand for our products, as well as excess inventories and markdowns, which could have an adverse effect on our results of operations. In addition, if we misjudge consumer preferences, the brand image of our products may be impaired, which would adversely affect our business.

The apparel industry is subject to pricing pressures that may require us to lower the prices we charge for our products.

Prices in the apparel industry have been declining over the past several years, primarily as a result of the trend to move manufacturing operations offshore, the elimination of certain trade quotas, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition and consolidation in the retail industry. Products manufactured offshore generally cost less to manufacture than those made domestically, primarily because labor costs are lower offshore. We and our competitors source a significant portion of products from developing countries to achieve lower costs. Certain of our competitors may be able to source their products at lower costs than ours, and use these cost savings to reduce their prices. In addition, the elimination of certain quotas on the import of goods could result in increased competition from other countries (which may have lower labor costs) which may place additional pressure on apparel prices. Prices may also decline as a result of new manufacturing technologies (which enable manufacturers to produce goods on a more cost effective basis), increases in sales through the mass retail channel of distribution (which retailers seek to sell their products at discounted prices) or consolidation in the retail industry (which could result in larger customers with greater negotiating leverage).

To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. In addition, our customers are increasingly seeking allowances, incentives and other forms of economic support. Our profitability may be negatively affected by these pricing pressures if we are forced to reduce our prices but are unable to reduce our production or other operating costs. Similarly, our margins may also suffer if our production costs increase and we are unable to increase the prices we charge for our products.

The markets in which we operate are highly competitive and we may not be able to compete effectively.

The apparel industry is extremely competitive. We compete with many domestic and foreign apparel manufacturers and distributors, some of which are larger, more diversified and have greater financial and other resources than us. This competition could cause reduced unit sales or prices, or both, which could adversely affect us. We compete on the basis of a variety of factors, including:

•	product quality;

•	brand recognition;

•	price;

•	product differentiation (including product innovation);

•	manufacturing and distribution expertise and efficiency;

•	marketing and advertising; and

•	customer service.

Our ability to remain competitive in these areas will, in large part, determine our future success. Our failure to compete successfully could adversely affect our business.

Increases in the prices of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market prices for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, energy costs, economic climate and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn. Any raw material price increase could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

Shortages in the supply of sourced goods, difficulties encountered by the third parties that source certain of our products or interruptions in our manufacturing or distribution operations could result in difficulty in procuring, producing and distributing our products.

We seek to secure and maintain favorable relationships with the companies that source our products and to ensure the proper operation of our manufacturing facilities. We generally utilize multiple sources of supply. An unexpected interruption in the supply of our sourced or manufactured products, including as a result of a disruption in operations at any of our manufacturing or distribution facilities or at the facilities which source our products, our failure to secure or maintain favorable sourcing relationships, shortages of sourced goods or disruptions in shipping, could adversely affect our results of operations until alternate sources or facilities can be secured. Such events could result in difficulty in procuring or producing our products on a cost-effective basis or at all, which could have an adverse effect on our results of operations.

In addition, although we monitor the third party facilities that source certain of our products to ensure their continued human rights and labor compliance and adherence to all applicable laws and our own business partner manufacturing guidelines, we do not control these independent manufacturers. Accordingly, vendors may violate labor or other laws, or fail to adhere to our business partner manufacturing guidelines, including by engaging in business or labor practices that would generally be regarded as unethical in the U.S. In such case, our reputation may be damaged, our supply of sourced goods may be interrupted and we may terminate our relationship with such vendors, any of which could have an adverse effect on our business.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers' commitment to our products and our ability to satisfy and maintain our customers.

Net revenues from our ten largest customers represented approximately 50.0% and 49.9% of our worldwide net revenues during Fiscal 2005 and 2004, respectively. One customer, Federated Department Stores, Inc., accounted for 11.4% of our Fiscal 2005 net revenues.

We do not have long-term contracts with any of our customers. Sales to customers are generally on an order-by-order basis. If we cannot fill customers' orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experiences a significant downturn in its business, or fails to remain committed to our programs or brands, the customer may reduce or discontinue purchases from us. The loss of a major customer or a reduction in the amount of our products purchased by our major customers could have an adverse effect on our results of operations.

During the past several years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, restructurings, bankruptcies and liquidations. Consolidation of retailers or other events that eliminate our customers could result in fewer stores selling our products and could increase our reliance on a smaller group of customers. In addition, if our retailer customers experience significant problems in the future, including as a result of general weakness in the retail environment, our sales may be reduced and the risk of extending credit to these retailers may increase. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous purchases by that customer. These or other events related to our significant customers could have an adverse effect on our business, results of operations or financial condition.

Our success depends upon the continued protection of our trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our registered and common law trademarks, as well as certain of our licensed trademarks, have significant value and are instrumental to our ability to market our products. Third parties may assert claims against any such intellectual property and we may not be able to successfully resolve such claims. In addition, we may be required to assert legal claims or take other enforcement actions against third parties who infringe on our intellectual property rights. We may be required to incur substantial costs in defending such claims or in taking such actions. In addition, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the U.S. Our failure to successfully protect our intellectual property rights, or the substantial costs that we may incur in doing so, may have an adverse effect on our operations.

A significant portion of our operations is dependent on license agreements with third parties that allow us to design, produce, source and market our products.

As of December 31, 2005, approximately 57.5% of our revenues were derived from sales of products which we design, manufacture, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.

Certain of our license agreements, including the license agreements with Speedo International, Ltd., Calvin Klein, Inc., Nautica Apparel, Inc. and Anne Cole and Anne Cole Design Studio Ltd., require us to make minimum royalty payments, subject us to restrictive covenants, require us to provide certain services (such as design services) and may be terminated if certain conditions are not met. We may not be able to continue to meet our obligations or fulfill the conditions under these agreements in the future. The termination of certain of these license agreements could have an adverse effect on our business, results of operations or financial condition.

Our success depends on the reputation of our owned and licensed brand names, including, in particular, Calvin Klein.

The success of our business depends on the reputation and value of our owned and licensed brand names. The value of our brands could be diminished by actions taken by licensors or others who have interests in the brands for other products and/or territories. Because we cannot control the quality of other products produced and sold under such licensed brand names, if such products are of poor quality, the value of the brand name could be damaged, which could have an adverse effect on our sales. In addition, some of the brand names licensed to us reflect the names of living individuals, whose actions are outside our control. If the reputation of one of these individuals is significantly harmed, our products bearing such individual's name may fall into disfavor, which could adversely affect our business. In addition, we may from time to time license our owned and licensed brand names to third parties. The actions of these licensees may diminish the reputation of the licensed brand, which could adversely affect our business.

The Calvin Klein brand name is significant to our business, in particular as a result of the CKJEA Acquisition (See "Business — Acquisitions — CKJEA Acquisition"). Sales of a substantial portion of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name, including the businesses acquired in the CKJEA Acquisition, would be significantly harmed.

We are subject to local laws and regulations in the U.S. and abroad.

We are subject to U.S. federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various labor, workplace and related laws, as well as environmental laws and regulations. Our international businesses and the companies which source our products are subject to similar regulations in the countries where they operate. Our efforts to maintain compliance with local laws and regulations may require us to incur significant expenses, and our failure to comply with such laws may expose us to potential liability, which could have an adverse effect on our results of operations. Similarly, local laws could have an adverse effect on our sourcing vendors, which could affect our ability to procure our products.

Changing international trade regulation may increase our costs and limit the amount of products or raw materials that we may import from or export to a given country.

Substantially all of our operations are subject to quotas imposed by bilateral textile agreements between the countries from which we procure raw materials, such as yarn, and the countries where our manufacturing facilities or the facilities of the companies which source our products are located. Such agreements and regulations include the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization ("WTO"). These quotas may limit the amount of products that may be imported from a particular country, which could impair our ability to produce or procure our products on a cost-effective basis.

In addition, the countries in which our products are manufactured or sourced, or into which they are imported, may from time to time impose additional new quotas, duties, tariffs and requirements as to where raw materials must be purchased or additional workplace regulations or other restrictions, or may adversely modify existing restrictions. Changes in international trade regulation, including future trade agreements, could provide our competitors an advantage over us, or increase our costs, either of which could have an adverse effect on our business, results of operations or financial condition.

Our business outside of the U.S. exposes us to uncertain conditions in overseas markets.

Our foreign operations subject us to risks customarily associated with foreign operations. As of December 31, 2005, we sold our products throughout the world and had warehousing and distribution facilities in seven countries. In addition, in January 2006, we acquired additional operations in Europe and Asia pursuant to the CKJEA Acquisition. See "Business — Acquisitions — CKJEA Acquisition". We also source many of our products from third-party vendors based in foreign countries. For Fiscal 2005, we had net revenues outside of the U.S. of $427.5 million, representing 28.4% of our total net revenues, with the majority of these sales in Canada and Europe, and we expect that as a result of the CKJEA Acquisition, the percentage of our total revenues derived from foreign operations will increase to over 35%. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

•	currency fluctuations;

•	import and export license requirements;

•	trade restrictions;

•	changes in quotas, tariffs, taxes and duties;

•	restrictions on repatriating foreign profits back to the U.S.;

•	foreign laws and regulations;

•	international trade agreements;

•	difficulties in staffing and managing international operations;

•	economic conditions overseas;

•	political or social unrest; and

•	disruptions or delays in shipments.

In addition, transactions between our foreign subsidiaries and us may be subject to U.S. and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the U.S., and change periodically.

We have foreign currency exposures relating to buying, selling and financing in currencies other than the U.S. dollar, our functional currency.

We have foreign currency exposure related to foreign denominated revenues and costs which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, certain of our foreign operations purchase products from suppliers denominated in U.S. dollars, which exposes such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the Canadian dollar, euro, British pound sterling and Mexican peso. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market and the cost of certain items required in our operations. We are currently party to foreign currency exchange contracts, which were designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of our pre-CKJEA Acquisition European subsidiaries. See Item 7A- Quantitative and Qualitative Disclosures About Market Risk-Foreign Exchange Risk. Management of our foreign currency exposure may not sufficiently protect us from fluctuations in foreign currency exchange rates, which could have an adverse effect on our business, results of operations and financial condition.

We are subject to certain risks as a result of our indebtedness.

As of December 31, 2005, we had total debt of approximately $210.0 million. In connection with the CKJEA Acquisition (See "Business — Acquisitions — CKJEA Acquisition"), we borrowed $180.0 million under a term loan under the Amended and Restated Credit Agreement and assumed approximately $45 million of indebtedness of the acquired companies. As of February 17, 2006, we had total debt of approximately $435 million. Our ability to service our indebtedness using cash flows from operations is dependent on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain other factors beyond our control, including the factors described in this Item 1A. In the event that we are unable to satisfy our debt obligations as they come due, we may be forced to refinance our indebtedness, and there can be no assurance that we will be able to refinance our indebtedness on terms favorable to us, or at all. Our debt service obligations may also limit cash flow available for our operations and adversely affect our ability to obtain additional financing, if necessary. In addition, certain of the indebtedness under our Amended and Restated Credit Agreement, our Foreign Credit Facility and the indebtedness we assumed in the CKJEA Acquisition is subject to floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.

The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The indenture governing our Senior Notes and the Amended and Restated Credit

Agreement each contain a number of significant restrictions and other covenants, including financial covenants, with which we must comply. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Financing Arrangements." In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.

Our business depends on our senior management team and other key personnel.

Our success is, to a significant extent, dependent on our ability to attract, retain and motivate senior management and other key employees, including managerial, operational, design and sales personnel. Demand and competition for qualified personnel in our industry is intense, and we compete for personnel with companies which may have greater financial resources than we do. The unexpected loss of our current senior management or other key employees, or our inability to attract and retain such persons in the future, could harm our ability to operate our business, including our ability to effectively service our customers, generate new business or formulate and execute on our strategic initiatives.

We may experience difficulties in connection with SAP's Apparel and Footwear Solution, which could increase our costs and impair the operation of our business.

We are in the process of implementing SAP's Apparel and Footwear Solution (an enterprise-wide software platform encompassing finance, sales and distribution and materials management). We have implemented SAP at our Swimwear Group and certain of our corporate shared services departments, and plan to implement SAP Company-wide over the next three years.

As previously disclosed, we experienced difficulties under our SAP system which negatively affected our January 2006 shipments. Although we believe that these difficulties had been addressed as of February 2006, the continuing implementation and maintenance of the SAP system could in the future result in unanticipated costs or expenditures, which could adversely affect our results of operations. Moreover, failure to smoothly and successfully implement SAP in our business operations, or difficulties that we may experience in operating our business under SAP's systems, could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, which could have an adverse effect on our business.

Businesses that we may acquire, including the businesses acquired in the CKJEA Acquisition, may fail to perform to expectations. In addition, we may be unable to successfully integrate acquired businesses with our existing business.

From time to time, we evaluate potential acquisition opportunities to support and strengthen our business. On January 31, 2006, we acquired the licenses and related wholesale and retail business of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein "bridge" line of sportswear and accessories in Europe. In August 2004, we acquired Ocean Pacific Apparel Corp. See "Business — Acquisitions".

We may not be able to realize all or a substantial portion of the anticipated benefits of these or the other acquisitions that we may consummate. Newly acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. Acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, and our rights to indemnification from the sellers of such businesses, even if obtained, may not be sufficient to offset the relevant liabilities. In addition, acquired businesses may be adversely affected by the risks described in this Item 1A, or other risks, including as a result of factors that we are not currently aware of.

In addition, the integration of newly acquired businesses and products may be expensive and time-consuming and may not be entirely successful. The success of integrating acquired businesses is dependent on our ability to, among other things, merge operational and financial systems, retain customers of acquired businesses, realize cost reduction synergies and retain key management and other personnel of the acquired companies. Integration of the recently acquired international Calvin Klein businesses may also place additional pressures on our systems of internal control over financial reporting. If we are unable to successfully integrate newly acquired businesses, including the business acquired in the CKJEA Acquisition (which represents our most significant acquisition since our emergence from bankruptcy), or if acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company's principal executive offices are located at 501 Seventh Avenue, New York, New York, which the Company leases pursuant to a 13-year lease that commenced in May 2003 (expiring August 2016). In addition to the Company's executive offices, the Company leases offices in California and Connecticut pursuant to leases that expire between 2010 and 2013.

As of December 31, 2005, the Company had four primary domestic distribution and warehousing facilities located in California and Pennsylvania and fourteen international manufacturing and warehouse facilities in Canada (two), France (five), Mexico (four), China (one), Hong Kong (one) and the Netherlands (one). Some of the Company's manufacturing and warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities and two of its international facilities. The owned domestic facility is subject to liens in favor of the lenders under the Amended and Restated Credit Agreement. The rest of the Company's facilities are leased with terms expiring between 2006 and 2020, except for certain leases which operate on a month-to-month basis. In connection with the CKJEA Acquisition, as discussed above, the Company acquired distribution and warehousing facilities in Italy (two), Korea (one) and China (one), all of which are leased.

The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the United States; Brussels, Belgium; Toronto, Canada; Paris, France; Cologne, Germany; Shanghai, China; Hong Kong; Milan, Italy; Mexico City, Mexico; and Lausanne, Switzerland. The sales office leases expire between 2006 and 2008 and are generally renewable at the Company's option. The Company leases 59 retail store sites in the United States, Canada, Europe and Asia. Retail leases expire between 2006 and 2025 and are generally renewable at the Company's option. Prior to Fiscal 2004, the Company also operated Speedo Authentic Fitness retail stores. During Fiscal 2004, the Company finalized the closure of all its leased Speedo Authentic Fitness retail stores and recorded, as part of loss from discontinued operations, charges of $2.6 million related to future operating lease commitments and landlord settlements, net of possible sublease rental income.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock began trading on the NASDAQ National Stock Market under the ticker symbol ‘‘WRNC’’ on February 5, 2003, following the Company's emergence from bankruptcy. The table below sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Composite Tape from January 4, 2004 through February 17, 2006:

	High	Low
2004
First Quarter	$20.62	$15.66
Second Quarter	$21.98	$17.63
Third Quarter	$22.76	$17.57
Fourth Quarter	$22.55	$19.21
2005
First Quarter	$25.84	$20.05
Second Quarter	$25.58	$19.70
Third Quarter	$25.88	$21.49
Fourth Quarter	$27.53	$19.70
2006
First Quarter (through February 17, 2006)	$28.22	$23.14

As of February 17, 2006, there were 2,041 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

The last reported sale price of the Common Stock as reported on the NASDAQ Composite Tape on February 17, 2006 was $23.59 per share. The Amended and Restated Credit Agreement and the indenture governing the Senior Notes place restrictions on the Company's ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. During the third quarter of Fiscal 2005, the Company repurchased 9,151 shares of common stock in the open market at a total cost of $0.2 million (an average cost of $24.25 per share) under the share repurchase program. The Company did not repurchase any shares of its common stock during the fourth quarter of Fiscal 2005. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Item 6.    Selected Financial Data

The following table sets forth the Company's selected historical consolidated financial and operating data for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001. All fiscal years for which financial information is set forth below had 52 weeks, except Fiscal 2001 which had 53 weeks. The period February 5, 2003 to January 3, 2004 and the period January 5, 2003 to February 4, 2003 had 48 weeks and four weeks, respectively.

Income from continuing operations excludes the results of the Company's ABS business unit, the Company's Warner's Europe operations and the Company's Speedo Authentic Fitness retail stores which the Company closed in Fiscal 2004. The ABS business unit, the Company's Warner's Europe operations and the Speedo Authentic Fitness retail stores have been accounted for as discontinued

operations in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations of these business units are presented separately in the following table.

The Company emerged from bankruptcy on February 4, 2003 and, pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (‘‘SOP 90-7’’), the Company adopted fresh start accounting. Fresh start accounting principles provide, among other things, that the Company determines the reorganization value of its company and allocates such reorganization value to the fair value of its assets in accordance with the provisions of SFAS No. 141, Business Combinations (‘‘SFAS 141’’). The Company engaged an independent third party appraisal firm to assist it in determining its reorganization value. The reorganization value of the Company as approved by the bankruptcy court was $750.0 million. Using the work of valuation specialists, the Company allocated the reorganization value to the fair value of its tangible assets, finite lived intangible assets and indefinite lived intangible assets in accordance with the provisions of SFAS 141. The Company's audited consolidated balance sheet as of February 4, 2003, reflecting the implementation of the Reorganization Plan and the Company's emergence from bankruptcy, is included in the notes to the Company's financial statements included elsewhere in this Annual Report on Form 10-K. See Note 3 of Notes to Consolidated Financial Statements. The Company's consolidated balance sheet as of February 4, 2003 and consolidated balance sheets presented for periods thereafter will not be comparable in certain material respects to historical balance sheets presented elsewhere in this Annual Report on Form 10-K. The Company's consolidated statements of operations for periods beginning after February 4, 2003 will not be comparable in certain material respects to the historical consolidated financial statements for prior periods included elsewhere in this Annual Report on Form 10-K.

References to ‘‘Predecessor’’ refer to the Company prior to February 4, 2003. References to ‘‘Successor’’ refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting.

The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002 (a)	Fiscal 2001 (a)
	(Dollars in millions, except per share data)
Statement of operations data:
Net revenues	$1,504.4	$1,424.2	$1,264.3	$110.1	$1,408.2	$1,582.9
Gross profit	509.6	473.0	392.1	42.8	405.4	268.3
Selling, general and administrative expenses (b)	406.7	378.5	319.9	32.2	370.0	545.2
Amortization of sales order backlog	—	—	11.8	—	—	—
Impairment charge	—	—	—	—	—	65.0
Restructuring expense (income)	(0.5)	5.1	19.1	—	—	—
Reorganization expense	—	—	—	29.8	114.5	171.9
Operating income (loss)	101.9	96.1	48.1	(19.1)	(84.4)	(513.8)
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692.7)	—	—
Fresh start adjustments	—	—	—	(765.7)	—	—
Other (income) loss	1.0	(2.2)	(2.8)	0.4	(0.1)	6.6
Interest expense, net	18.1	19.8	20.6	1.8	20.0	122.2
Income (loss) from continuing operations before cumulative effect of change in accounting principle	52.2	46.9	18.2	2,359.0	(154.0)	(793.5)
Loss from discontinued operations, net of taxes	(0.2)	(4.4)	(18.4)	(0.5)	(9.3)	(67.7)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(801.6)	—
Net income (loss)	52.1	42.5	(0.2)	2,358.5	(964.9)	(861.2)
Net income (loss) applicable to Common Stock	52.1	42.5	(0.2)	2,358.5	(964.9)	(861.2)
Dividends on Common Stock	—	—	—	—	—	—
Per share data:
Income (loss) from continuing operations before cumulative effect of change in accounting principle
Basic	$1.14	$1.03	$0.40	$44.52	$(2.91)	$(15.00)
Diluted	1.12	1.02	0.40	44.52	(2.91)	(15.00)
Income (loss) from discontinued operations, net of taxes
Basic	(0.01)	(0.10)	(0.41)	(0.01)	(0.17)	(1.28)
Diluted	(0.01)	(0.09)	(0.40)	(0.01)	(0.17)	(1.28)
Cumulative effect of change in accounting principle, net of taxes
Basic	—	—	—	—	(15.13)	—
Diluted	—	—	—	—	(15.13)	—
Net income (loss)
Basic	1.13	0.93	(0.01)	44.51	(18.21)	(16.28)
Diluted	1.11	0.93	—	44.51	(18.21)	(16.28)
Dividends declared	—	—	—	—	—	—
Shares used in computing earnings per share (c)
Basic	45,872,308	45,418,069	45,060,724	52,989,965	52,989,965	52,911,005
Diluted	46,804,053	46,178,535	45,462,560	52,989,965	52,989,965	52,911,005

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002 (a)	Fiscal 2001 (a)
	(Dollars in millions, except per share data)
Other data:
Cash flows from operating activities	138.1	50.3	83.6	(24.9)	226.2	(422.8)
Cash flows from investing activities	(36.7)	(45.2)	(18.5)	(0.7)	16.2	(21.4)
Cash flows from financing activities	(0.1)	0.6	(44.9)	(67.6)	(176.8)	474.6
Depreciation and amortization	33.7	32.5	43.5	4.3	53.2	89.3
Capital expenditures	39.1	31.9	30.1	0.6	20.0	22.8
Ratio of earnings to fixed charges (d)	3.2	3.3	1.8	787.2	n/a	n/a
Deficit of earnings to fixed charges (d)	n/a	n/a	n/a	n/a	104.3	642.5

	Successor				Predecessor
	December 31, 2005	January 1, 2005	January 3, 2004	February 4, 2003	January 4, 2003		January 5, 2002
	(Dollars in millions, except per share data)
Balance sheet data:
Working capital	498.6	434.2	394.3	327.7	461.2	(e)	446.3	(e)
Total assets	1,222.2	1,153.9	1,091.0	1,126.6	947.9		1,985.5
Liabilities subject to compromise	—	—	—		2,486.1		2,435.0
Debtor-in-possession financing	—	—	—	—	—		155.9
Senior Secured Credit Facility	—	—	—	39.2	—		—
Second Lien Notes due 2008	—	—	—	200.9	—		—
8 7/8% Senior Notes due 2013	210.0	210.0	210.0	—	—		—
Long-term debt (excluding current maturities)	210.0	210.8	211.1	202.2	1.3		2.2
Stockholders' equity (deficit)	632.0	576.9	520.6	503.5	(1,856.1)		(851.3)

(a)	Includes reorganization items related to the Chapter 11 Cases of $177.8 million and $116.7 million in Fiscal 2001 and Fiscal 2002, respectively, impairment charges of $101.8 million in Fiscal 2001, and a tax provision of $151.0 million in Fiscal 2001 primarily related to the increase in the valuation allowance related to future income tax benefits. Also includes the cumulative effect of a change in accounting of $801.6 million, net of income tax benefit of $53.5 million, related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’) in Fiscal 2002.

(b)	Selling general & administrative (‘‘SG&A’’) expenses exclude pension expense (income) of $1.6 million, $(6.8) million, $(6.8) million, $0, $5.4 million, and $2.9 million for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002 and Fiscal 2001, respectively. Pension income of $634 and $323 related to the Company's foreign defined benefit plans have been reclassified for Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively, from SG&A expense to pension expense (income). See Note 10 of Notes to Consolidated Financial Statements.

(c)	On February 4, 2003, pursuant to the terms of the Reorganization Plan, the outstanding Old Common Stock was cancelled, and the Company issued 44,999,973 shares of Common Stock. Due to the cancellation of the Predecessor's Old Common Stock and the issuance of approximately 45 million shares of Common Stock by the Successor in connection with the Company's emergence from bankruptcy on February 4, 2003, income (loss) per common share for periods beginning after February 4, 2003 will not be comparable to income (loss) per common share for periods before February 4, 2003.

(d)	For the purposes of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest and that portion of rental expense which the Company believes to be representative of an interest factor. The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.00 in those cases where earnings are less than the total fixed charges.

(e)	Does not include liabilities subject to compromise.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company's common stock, par value $0.01 per share (the ‘‘Common Stock’’). Except for the historical information contained herein, this Annual Report on Form 10-K, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See ‘‘Statement Regarding Forward-Looking Disclosure’’ and ‘‘Risk Factors.’’

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto which are included in this Annual Report on Form 10-K. References to ‘‘Core Brands’’ refer to the Intimate Apparel Group's Warner's, Olga and Body Nancy Ganz /Bodyslimmers brand names. References to ‘‘Fashion Brands’’ refer to the Intimate Apparel Group's Lejaby, JLO and Axcelerate brand names. References to ‘‘Designer’’ refer to the Swimwear Group's fashion brands, including Cole of California, Catalina, Anne Cole, Lifeguard, Nautica, Calvin Klein and Michael Kors.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed primarily to wholesale customers through multiple distribution channels, including major department stores, independent retailers, membership clubs, chain stores, specialty and other stores and mass merchandisers. As of December 31, 2005, the Company also operated 121 Calvin Klein retail stores worldwide (consisting of 59 stores directly operated by the Company, including one on-line store, and 62 stores operated under retail licenses or distributor agreements). The Company’s Swimwear Group also operates two Speedo outlet stores, which opened in July 2005, and one on-line store.

During Fiscal 2005, the Company had net revenues of $1.5 billion and net income of $52.1 million. During Fiscal 2005, the Company capitalized on the launch (in Fiscal 2004) of Chaps into an expanded channel of distribution and improved the profitability of its Core Brands division. In addition, the Company experienced growth in net revenues and operating income in its Calvin Klein jeans business and launched two new brand extensions from Calvin Klein underwear. The Company also invested in the development of OP, Calvin Klein and Michael Kors swimwear brands. During Fiscal 2005, the Company added key executives in its global sourcing and human resources departments. In addition, on July 12, 2005, the Company announced the election of Donald L. Seeley to the Board of Directors. With the addition of Mr. Seeley, seven of the Company's eight directors are independent.

On January 31, 2006, the Company consummated the acquisition of 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. For a description of the CKJEA Acquisition, see ‘‘Business—Acquisitions—CKJEA Acquisition.’’ The Company funded the acquisition using a combination of cash on hand and borrowings under the Amended and Restated Credit Agreement. See "—Capital Resources and Liquidity—Financing Arrangements."

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the first quarter of 2006, the Company implemented SAP’s Apparel and Footwear Solution (an enterprise-wide computer software platform encompassing finance, sales and distribution and materials management) (‘‘SAP’’) in both its Swimwear Group and certain corporate shared services departments. The Company will continue the SAP implementation process in its remaining domestic operations and certain foreign operations during 2006 and expects that SAP will be fully implemented across its entire platform before 2009. See "Risk Factors—We may experience difficulties in connection with SAP's Apparel and Footwear Solution, which could increase our costs and impair the operation of our business." The Company believes that this enterprise software solution will enable management to better and more efficiently gather, analyze and assess information worldwide.

In fiscal 2006, the Company intends to continue the global development of its portfolio of brands and maximize on the expansion potential of the recently acquired Calvin Klein businesses in Europe and Asia. In addition, the Company will seek to further improve its intimate apparel business and capitalize on its leadership position in swimwear.

The Company has identified many near-term opportunities for growth and operational improvement, as well as challenges and uncertainties relating to certain of its businesses. In particular, management believes that there are many factors influencing the manufacturing and procurement business cycle of the apparel industry, including but not limited to uncertainty surrounding ongoing import restrictions (including recently established limits on imports of certain intimate apparel products from Asia), overall deflation in the selling prices of apparel products and consolidation of the Company's retail customers. See ‘‘Risk Factors’’ and ‘‘Statement Regarding Forward-Looking Disclosure.’’ The Company will continue to address these and other challenges by, among other things, seeking to: (i) improve its procurement process and identify and utilize lower cost, high quality reliable sourcing partners; (ii) focus on operational controls and efficiency by continuing its investment in its infrastructure; (iii) continue to develop and invest in its portfolio of desirable brands while maintaining a diverse product offering at competitive price points across multiple channels of distribution; (iv) expand its product offerings with existing customers; (v) introduce new products in new channels of distribution; and (vi) identify strategic acquisition opportunities.

Financial and Operating Highlights

Net revenues increased $80.2 million, or 5.6%, to $1.50 billion for Fiscal 2005 compared to $1.42 billion for Fiscal 2004, reflecting increases across all operating groups. The majority of the increase was attributable to expanded distribution of the Sportswear Group’s Chaps brand and the continued strength of the Calvin Klein jeans brand. The increase in net revenues was also due to increases in the Intimate Apparel Group reflecting increases in the Company’s Calvin Klein underwear brand net revenues, partially offset by decreases in net revenues of the Core Brands and Fashion labels. In addition, net revenues increased in the Swimwear Group, reflecting increases in net revenues for OP (reflecting a full year in Fiscal 2005 compared to a partial year in Fiscal 2004), Designer and retail, partially offset by a decrease in Speedo. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $6.5 million increase in net revenues for Fiscal 2005 compared to Fiscal 2004.

Gross profit increased $36.6 million, or 7.7%, to $509.6 million for Fiscal 2005 compared to $473.0 million for Fiscal 2004, attributable to increases in the Sportswear and Intimate Apparel Groups, partially offset by a decrease in the Swimwear Group. Gross profit as a percentage of net revenues (‘‘gross margin’’) increased from 33.2% for Fiscal 2004 to 33.9% for Fiscal 2005, primarily reflecting the realization of initial benefits from the sourcing initiatives implemented during the year, partially offset by less favorable markdown and allowance experience. Gross profit also includes the effect of design and merchandising expenses related to the introduction of new products, primarily OP, Calvin Klein swimwear, Michael Kors and Axcelerate. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.2 million increase in gross profit for Fiscal 2005 compared to Fiscal 2004.

SG&A expenses increased $28.2 million, or 7.4%, to $406.7 million (27.0% of net revenues) for Fiscal 2005 from $378.5 million (26.6% of net revenues) for Fiscal 2004. Selling expenses (including distribution expenses) increased $19.9 million, primarily as a result of the associated increase in net revenues, a full period of operations in the Company’s OP business (acquired in August 2004) and expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Marketing expenses decreased $0.7 million, due primarily to reduced marketing related to Calvin Klein accessories. Administrative expenses increased $9.0 million, reflecting an increase in expenses related to operating groups of $0.1 million combined with an increase in unallocated corporate expenses of $8.9 million. The increase in administrative expenses related to the operating groups primarily reflects the full period effect and vertical integration of a portion of the OP business, increases related to the Company’s expansion of its retail business, additional amortization expense related to the Calvin Klein swimwear and OP licenses and the provision for an uncollectible non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructuring items) in the Intimate Apparel Group, partially offset by net cost savings realized in the Sportswear Group. The increase in unallocated corporate expenses includes an increase in employee benefits and incentive based compensation ($4.4 million), an increase in charges related to the Company’s SAP implementation (which commenced in the fourth quarter of Fiscal 2004) ($2.3 million), an increase in insurance costs of $2.3 million and other net increases ($3.3 million), partially offset by a reduction in professional fees of $3.3 million associated with Sarbanes-Oxley ("SOX") compliance and an internal control review conducted in connection with the Company’s previously disclosed settlement with the SEC. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.6 million increase in SG&A expenses for Fiscal 2005 compared to Fiscal 2004.

Pension expense was $1.6 million in Fiscal 2005 compared to pension income of $6.8 million in Fiscal 2004. This $8.4 million increase in expense was due primarily to the net effect of a lower return on plan assets, loss related to plan amendments for prior service costs and a loss related to a change in mortality tables, partially offset by a gain related to the change in the discount rate. See Note 10 of Notes to Consolidated Financial Statements.

Operating income was $101.9 million (6.8% of net revenues) for Fiscal 2005 compared to $96.1 million (6.8% of net revenues) for Fiscal 2004, primarily reflecting an increase in gross profit combined with a decrease in restructuring expenses, partially offset by an increase in pension and SG&A expenses. Operating margin for Fiscal 2005 was flat compared to Fiscal 2004. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million increase in operating income for Fiscal 2005 compared to Fiscal 2004.

Net income increased to $52.1 million, or $1.11 per diluted share, for Fiscal 2005 compared to $42.5 million, or $0.93 per diluted share, for Fiscal 2004. The improvement in net income resulted primarily from the increase in gross profit, the increase in restructuring income, lower interest expense and lower tax expense.

Accounts receivable decreased $6.4 million from $219.8 million at January 1, 2005 to $213.4 million at December 31, 2005. The decrease primarily reflects initial shipments of Chaps into the mid-tier channel of distribution at the end of December 2004, which resulted in a high level of accounts receivable for the Chaps division at the end of Fiscal 2004.

Inventories decreased $9.4 million from $335.7 million at January 1, 2005 to $326.3 million at December 31, 2005. Intimate Apparel inventory decreased $22.0 million, due primarily to a decrease in the level of excess and obsolete inventory. Sportswear Group inventory decreased $11.5 million, due primarily to a high level of inventory for the Chaps division at the end of Fiscal 2004 as a result of the introduction of the Chaps brand into the mid-tier channel of distribution. Swimwear inventory increased $24.1 million, primarily related to the increase in the level of excess and/or obsolete inventory coupled with an increase in levels necessary to service anticipated sales in the first quarter of 2006. The Company had identified inventory having a carrying value of $58.6 million as potentially excess and/or obsolete at December 31, 2005, compared to $53.5 million at January 1, 2005. Adjustments to reduce the carrying value of excess and/or obsolete inventory to estimated net realizable value totaled $19.3 million at December 31, 2005 compared to $22.4 million at January 1, 2005. Adjustments to reduce the carrying value of excess and obsolete inventory to net realizable value reflect the mix of inventory and historical realization rates for the sales of goods by type and location.

Cash and cash equivalents increased by $98.6 million, or 150.3%, to $164.2 million at December 31, 2005 compared to $65.6 million at January 1, 2005. See ‘‘—Capital Resources and Liquidity—Liquidity" for a discussion of cash used for the CKJEA Acquisition in January 2006.

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

Use of Estimates

The Company uses estimates and assumptions in the preparation of its financial statements which affect (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements and (ii) the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations. The Company believes that the use of estimates affects the application of all of the Company’s significant accounting policies and procedures.

Revenue Recognition

The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. Current rates of accrual for sales allowances, returns and discounts vary by customer. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

Cost of Goods Sold

Cost of goods sold for the Successor consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi) in-stocking costs in the Company's warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) manufacturing variances (net of amounts capitalized); (e) loss on seconds; (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory); and (g) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship (excluding direct freight charges) inventory to customers are included in shipping and handling costs and are classified in SG&A expenses. The Company's gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of December 31, 2005 and January 1, 2005, the Company recorded $48.3 million and $54.9 million, respectively, of accounts receivable reserves.

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

Long-lived Assets

As of February 4, 2003, the Company adopted fresh start reporting and, as a result, its long-lived assets, including property, plant and equipment were recorded at their fair values based upon the preliminary appraised values of such assets. Adjustments to the preliminary appraised values were recorded as adjustments to goodwill in the period February 5, 2003 to January 3, 2004. The Company used the work of an independent third party appraisal firm to assist it in determining the fair values of its property, plant and equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market existed for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expected to receive from such a sale. Long-lived assets in existence at February 4, 2003 are recorded at their fair values net of accumulated depreciation since February 4, 2003. Long-lived assets acquired after February 4, 2003 are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived and intangible assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company's determination of the estimated useful lives of the related assets. The estimated useful lives of fixed assets and finite lived intangible assets are based on their classification and expected usage, as determined by the Company.

Goodwill and Other Intangible Assets

Goodwill represents (i) the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003 and (ii), for transactions subsequent to February 4, 2003, the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 31, 2005, the Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's/Olga/Body Nancy Ganz/Bodyslimmers, Calvin Klein underwear, Lejaby, Calvin Klein jeans, Chaps, Swimwear (excluding OP) and OP. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser.

Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill in the period February 5, 2003 to January 3, 2004. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost net of accumulated amortization. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The Company reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 13 of Notes to Consolidated Financial Statements.

The Company did not identify any impairments of goodwill or intangible assets for Fiscal 2005, Fiscal 2004 or the period February 5, 2003 to January 3, 2004.

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

Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the ‘‘Pension Plan’’). The Company also has unfunded defined benefit plans in foreign countries. The determination of the total liability attributable to benefits owed to participants covered by the defined benefit plans is determined by third party actuaries using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension liability recorded by the Company. The actuaries also determine the annual cash contribution to the defined benefit plans. The Pension Plan was under-funded as of December 31, 2005 and January 1, 2005. The Pension Plan and the Company’s Reorganization Plan contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the United States Internal Revenue Code of 1986, as amended. Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period. As of December 31, 2005 and January 1, 2005, the Company recorded a Pension Plan liability equal to the amount that the present value of projected benefit obligations exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contribution to the Pension Plan for 2005 was $5.0 million and is expected to be approximately $28.9 million in the aggregate from fiscal 2006 through fiscal 2010. The amount of estimated cash contributions that the Company will be required to make to the Pension

Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan and changes in the amount of projected benefit obligation as determined by the Pension Plan actuary. The accrued long-term defined benefit plans liability and accruals for other post-retirement benefits are classified as long-term liabilities in the consolidated balance sheet at December 31, 2005. The portion of the total unfunded liability that will be contributed by the Company to the Pension Plan in fiscal 2006 of approximately $12.9 million is classified as accrued pension obligations at December 31, 2005.

On October 5, 2003, the Company changed its method of accounting for its defined benefit plans (including the Pension Plan) to a method that accelerates the recognition of gains or losses on Pension Plan assets and the projected benefit obligations (‘‘Accelerated Method’’). The Company previously deferred gains and losses on assets and liabilities in excess of the expected rate of return and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the projected benefit obligation. The Company also deferred the recognition of certain changes in the projected benefit obligations (‘‘Deferred Method’’). The Company believes that the Accelerated Method is preferable to the Deferred Method because the recorded pension liability, using the Accelerated Method, will approximate fair value. Pursuant to SFAS No. 87, Employers' Accounting for Pensions, each quarter the Company recognizes interest cost on projected benefit obligations, offset by the expected return on Pension Plan assets. In addition, the Company obtains reports from the Pension Plan actuary and Pension Plan trustee to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes in the projected benefit obligations determined by the actuary in the fourth quarter of each fiscal year. This change results in additional volatility in pension expense/income in future periods. Therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period. To conform to the current year presentation, pension expense (income) was reclassified from SG&A expenses to pension expense (income) for all defined benefit plans in foreign countries. See Note 10 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its Fiscal 2005 estimate of the expected life of a stock option of six years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company's risk-free rate of return assumption for options granted in Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’). The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the ‘‘intrinsic value method’’). Compensation expense related to restricted stock grants, prior to February 4, 2003, was recognized over the vesting period of the grants.

Advertising Costs

Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2005, Fiscal 2004, and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 were $85.3 million, $86.0 million, $66.4 million, and $7.4 million, respectively. Cooperative advertising expenses for Fiscal 2005, Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 were $15.9 million, $18.4 million, $17.5 million, and $1.4 million, respectively.

Reorganization Items

Reorganization items included in the consolidated statement of operations for the period January 5, 2003 to February 4, 2003 were $29.8 million. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that were paid in cash or settled in connection with the Reorganization Plan. Certain accruals at January 4, 2003 were subject to compromise under the provisions of the Bankruptcy Code. The Company recorded these accruals at the estimated amount the creditor was entitled to claim under the provisions of the Bankruptcy Code. The ultimate amount of and settlement terms for such liabilities are detailed in the Reorganization Plan. See Note 5 of Notes to Consolidated Financial Statements. Subsequent to February 4, 2003, to the extent that the Company has incurred reorganization items in respect of the Chapter 11 Cases, such items have been recorded in SG&A expenses. Included in SG&A expenses for Fiscal 2004 and the period February 5, 2003 to January 3, 2004 are legal and professional fees and certain compensation related costs relating to the Chapter 11 Cases of $0.7 million and $5.0 million, respectively.

Restructuring Expense (Income)

During Fiscal 2005 the Company recorded restructuring income of $0.5 million. During Fiscal 2004 and the period February 5, 2003 to January 3, 2004, the Company incurred restructuring expense of $5.1 million and $19.1 million, respectively. See Note 6 of Notes to Consolidated Financial Statements.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004 and the period January 5, 2003 to February 4, 2003. The period January 5, 2003 to February 4, 2003 combined with the period February 5, 2003 to January 3, 2004 constitutes a combined presentation of Fiscal 2003.

The results of the Company's discontinued operations are included in ‘‘Loss from discontinued operations, net of taxes’’ for all periods presented.

	Successor					Predecessor	Combined
	Fiscal 2005	% of Net Revenues	Fiscal 2004	% of Net Revenues	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Net revenues	$1,504,415	100.0%	$1,424,181	100.0%	$1,264,301	$110,120	$1,374,421	100.0%
Cost of goods sold	994,799	66.1%	951,198	66.8%	872,170	67,283	939,453	68.4%
Gross profit	509,616	33.9%	472,983	33.2%	392,131	42,837	434,968	31.6%
Selling, general and administrative expenses (a)	406,664	27.0%	378,502	26.6%	319,903	32,156	352,059	25.6%
Pension expense (income) (a)	1,563	0.1%	(6,784)	-0.5%	(6,811)	—	(6,811)	-0.5%
Amortization of sales order backlog	—	0.0%	—	—	11,800	—	11,800	0.8%
Restructuring expense (income)	(503)	0.0%	5,130	0.3%	19,101	—	19,101	1.4%
Reorganization expense	—	0.0%	—	—	—	29,805	29,805	2.2%
Operating income (loss)	101,892	6.8%	96,135	6.8%	48,138	(19,124)	29,014	2.1%
Gain on cancellation of pre-petition indebtedness	—		—		—	(1,692,696)	(1,692,696)
Fresh start adjustments	—		—		—	(765,726)	(765,726)
Other (income) loss	1,019		(2,197)		(2,817)	359	(2,458)
Interest expense, net	18,080		19,821		20,641	1,751	22,392
Income from continuing operations before provision for income taxes	82,793		78,511		30,314	2,437,188	2,467,502
Provision for income taxes	30,556		31,636		12,084	78,150	90,234
Income from continuing operations	52,237		46,875		18,230	2,359,038	2,377,268
Loss from discontinued operations, net of taxes	(185)		(4,358)		(18,393)	(501)	(18,894)
Net income (loss)	$52,052		$42,517		$(163)	$2,358,537	$2,358,374

(a)	Pension income of $634 and $323 related to the Company’s foreign defined benefit plans have been reclassified for Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively, from SG&A expenses to pension expense (income). See Note 10 of Notes to Consolidated Financial Statements.

Comparison of Fiscal 2005 to Fiscal 2004

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$595,702	$588,256	$7,446	1.3%
Sportswear Group	517,567	455,601	61,966	13.6%
Swimwear Group	391,146	380,324	10,822	2.8%
Net revenues	$1,504,415	$1,424,181	$80,234	5.6%

The Company's products are widely distributed through virtually all channels of distribution. The following table summarizes the Company's net revenues by channel of distribution for Fiscal 2005 and Fiscal 2004:

	Fiscal 2005	Fiscal 2004
United States – wholesale
Department stores and independent retailers	21%	23%
Specialty stores	10%	10%
Chain stores	9%	7%
Mass merchandisers	7%	8%
Membership clubs and other	24%	24%
Total United States – wholesale	71%	72%
International – wholesale	27%	26%
Retail / other	2%	2%
Net revenues – consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear (a)	$338,069	$323,130	$14,939	4.6%
Core Brands	144,070	148,176	(4,106)	-2.8%
Fashion Brands	113,563	116,950	(3,387)	-2.9%
Intimate Apparel Group	$595,702	$588,256	$7,446	1.3%

(a)	Includes net revenues from Company operated retail and on-line stores of approximately $29.4 million and $21.8 million for Fiscal 2005 and Fiscal 2004, respectively.

The increase in Calvin Klein underwear net revenues reflects increases of $7.1 million in Europe, $8.0 million in Asia and $1.7 million in Mexico, partially offset by a combined decrease of $1.9 million in the United States and Canada. The increase in Europe primarily reflects volume increases in the men’s and women’s businesses and increased sales in the Company’s retail stores. The Company experienced an increase in both its retail and wholesale operations in Asia, primarily reflecting the Company’s expansion initiatives in China, Korea, Taiwan, Japan and Singapore. The increase in Asia is also attributable to an increase in net revenues from same store sales of approximately 20%. The increase in Mexico primarily reflects volume increases related to improved customer service levels.

The decreases in the United States from $151.0 million in Fiscal 2004 to $149.1 million for Fiscal 2005 reflects continued strength in the men’s business ($5.0 million increase) combined with increases in all other lines, net, of $2.9 million, more than offset by continued declines in the women’s business ($9.8 million decrease). The increase in the men’s business primarily reflects increases in sales to retail stores operated by Calvin Klein, Inc. and increases in sales to customers in the off-price channel, partially offset by a decrease in department store sales. Management continues to address the weakness in its women’s business. Measures taken thus far by management include the decision to discontinue the underperforming Choice Calvin Klein line in 2006 and the decision to extend the Company’s Perfectly Fit line which was launched in 2005. Management believes, based on early indications, that the Perfectly Fit line is being favorably received at retail.

The decrease in Core Brands net revenues reflects a decrease of $5.6 million the United States, partially offset by a $1.5 million increase in foreign operations. The decrease in the United States primarily reflects an $8.3 million decrease in the Olga and Body Nancy Ganz/Bodyslimmers brands, partially offset by an increase of $2.7 million in Warner’s. The declines in the Olga and Body Nancy Ganz/Bodyslimmers brands were due to the limited success of new product introductions in Fiscal 2004 and fewer new product launches and reduced distribution in Fiscal 2005. The increase in Warner’s reflects an increase in sales to membership clubs as a result of the Company’s expansion into that distribution channel. Management believes the improved performance of the Warner’s brand is the result of its ongoing efforts to reinvigorate this brand.

The decrease in Fashion Brands net revenues primarily reflects a $5.4 million decrease in Lejaby/Lejaby Rose, partially offset by a $1.3 million increase in JLO and a $0.7 million increase related to the launch of Axcelerate in 2005. The decrease in Lejaby reflects a $3.8 million decrease in Europe and a $2.6 million decrease in the United States, partially offset by a $1.0 million increase in other foreign operations. The decline in Lejaby Europe primarily reflects volume decreases across certain basic lines, partially offset by an increase in average selling prices. Management is in the process of making design improvements to certain basic lines in Europe in an effort to address the declining sales volumes. The decline in Lejaby in the United States primarily relates to declines in the Company’s underperforming Lejaby Rose brand. The Company plans to exit the Lejaby Rose business in the United States in the Spring of 2006. The increase in JLO reflects a $1.8 million decrease in the United States, more than offset by a $3.1 million net increase in the Company’s foreign operations. The net increase in JLO’s foreign operations primarily reflects a full year of revenues in Europe for Fiscal 2005 compared to a partial year in Fiscal 2004.

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans	$284,387	$265,754	$18,633	7.0%
Chaps	211,107	168,114	42,993	25.6%
Calvin Klein accessories (a)	16,430	13,857	2,573	18.6%
Mass sportswear licensing (b)	5,643	7,876	(2,233)	-28.4%
Sportswear Group	$517,567	$455,601	$61,966	13.6%

(a)	The Calvin Klein accessories license expired on December 31, 2005. On January 31, 2006, the Company acquired certain accessories licenses as part of the CKJEA Acquisition. See ‘‘Business—Acquisitions—CKJEA Acquisition’’ discussed above.

(b)	Mass sportswear licensing revenues include design services fees earned in connection with the White Stag women’s sportswear line.

Calvin Klein jeans net revenues increased $18.6 million, reflecting increases of $16.6 million and $4.2 million in the United States and Mexico, respectively, partially offset by a $2.2 million decrease in

Canada. The increase in net revenues in the United States reflects an increase in sales to membership clubs ($3.7 million), increases in sales to department stores ($6.9 million), increases in sales to stores operated by the Calvin Klein jeans licensor ($5.6 million), increases in sales to customers in the off-price channel ($2.6 million) and decreases across all other channels of distribution ($2.2 million). The Company believes the increases reflect the successful execution of its product and distribution strategies.

Chaps net revenues increased $43.0 million reflecting an increase of $39.3 million in the United States combined with a $3.7 million increase in foreign countries. The increase in Chaps net revenues in the United States primarily reflects the Company’s expansion into the mid-tier channel of distribution (first shipped in December 2004), resulting in an increase of $52.6 million. This, along with an increase in net revenues to customers in the off-price channel of $4.7 million, was partially offset by declines in the department store and specialty channels of $14.1 million and all other channels of distribution of $3.9 million. The decrease in department store sales reflects Chaps’ planned exit from certain department store accounts in Fiscal 2005. Sales to all of the above channels included sales of Chaps denim products which were introduced in June 2004 and which generated incremental net revenues of $15.9 million for Fiscal 2005 compared to Fiscal 2004.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$246,989	$248,619	$(1,630)	-0.7%
Designer	127,837	123,890	3,947	3.2%
OP (a)	9,730	2,747	6,983	254.2%
Online retail store	6,590	5,068	1,522	30.0%
Swimwear Group	$391,146	$380,324	$10,822	2.8%

(a)	For Fiscal 2005, consists of wholesale and licensing revenue. For Fiscal 2004, consists of licensing revenue.

Approximately 66% of Speedo’s net revenues were earned during the first half of Fiscal 2005 due to the seasonal nature of the swimwear business. The decrease in Speedo net revenues reflects a $7.4 million decrease in net revenues for the first half of Fiscal 2005, which the Company believes is attributable to the poor weather in the first half of Fiscal 2005, offset by an increase in net revenues of $5.8 million in the second half of Fiscal 2005. The increase in net revenues for the second half of Fiscal 2005 is primarily related to $1.4 million in sales of Speedo activewear (which sales commenced in Fiscal 2005) coupled with favorable returns experience and volume increases across other sport related Speedo lines.

The increase in Designer swimwear net revenues reflects approximately $9.8 million related to the introduction of Calvin Klein swimwear in Europe and the United States, $3.1 million of additional revenues related to other branded businesses and $2.1 million related to net revenues generated following the launch of Michael Kors swimwear in 2005, partially offset by reductions of $4.7 million primarily related to private label and mass merchandisers and a $6.4 million planned reduction in close-out sales. The reduction in sales to mass merchandisers primarily reflects a decline in net revenues associated with sales of Catalina brand products to Wal-Mart Stores Inc. due primarily to the discontinuance of the Company’s Catalina Ocean Gear line.

Net revenues for OP, which was acquired in August 2004, increased $7.0 million, reflecting an increase of $6.5 million in licensing revenues (as a result of a full year of activity in Fiscal 2005 compared to Fiscal 2004) coupled with net revenues of $0.5 million related to OP’s wholesale business which launched in Fiscal 2005.

Gross Profit

Gross profit was as follows:

	Fiscal 2005	% of Segment Net Revenues	Fiscal 2004	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$229,176	38.5%	$210,455	35.8%
Sportswear Group	146,874	28.4%	126,571	27.8%
Swimwear Group	133,566	34.1%	135,957	35.7%
Total gross profit	$509,616	33.9%	$472,983	33.2%

Intimate Apparel Group gross profit increased $18.7 million, or 8.9%, and gross margin increased 270 basis points. The increase in gross profit and gross margin reflects strength in the Company’s Calvin Klein underwear business (increased gross profit and gross margin of $12.4 million and 180 basis points, respectively) and strength in the Core Brands (increased gross profit and gross margin of $9.2 million and 700 basis points, respectively), partially offset by a decrease in Fashion Brands (decreased gross profit and gross margin of $2.9 million and 140 basis points, respectively). The increase in gross margin in the Core Brands primarily reflects an improved sales mix and a more favorable markdowns and allowances experience coupled with the execution of initiatives to improve sourcing and inventory management. The Company believes that the improved sales mix reflects a more favorable reception of the Intimate Apparel Group’s products at retail, primarily Warner’s. The decrease in Fashion Brands gross profit and gross margin primarily reflects the decrease in net revenues described previously coupled with certain inventory markdowns related to the underperforming JLO and Lejaby Rose brands in the United States. As discussed above, the Company plans to exit the Lejaby Rose business in the Spring of 2006. In addition, the Company anticipates a higher portion of its JLO business will be derived from its foreign operations in fiscal 2006 (which typically yield higher gross margins than the domestic JLO business).

Sportswear Group gross profit increased $20.3 million, or 16.0%, for Fiscal 2005 compared to Fiscal 2004. The increase in gross profit primarily reflects strength in Calvin Klein jeans ($7.7 million increase in gross profit) and Chaps ($13.7 million increase in gross profit). Sportswear Group gross margin increased 60 basis points, primarily reflecting an improvement in the ratio of off-price sales to total sales.

Swimwear Group gross profit declined $2.4 million, or 1.8%, for Fiscal 2005 compared to Fiscal 2004. The decrease primarily reflects increases in manufacturing costs, increases in inventory markdowns (primarily in the Designer business) and increases in design and development costs related to the development of new lines such as OP, Michael Kors, Calvin Klein and Choice Calvin Klein, partially offset by increased gross profit on higher net revenues earned in the Company’s OP business.

Selling, General and Administrative Expenses

SG&A expenses increased $28.2 million, or 7.4%, to $406.7 million (27.0% of net revenues) for Fiscal 2005 from $378.5 million (26.6% of net revenues) for Fiscal 2004. Selling expenses (including distribution expenses) increased $19.9 million, primarily as a result of the associated increase in net revenues, a full period of operations in the Company’s OP business (acquired in August 2004) and expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Marketing expenses decreased $0.7 million, due primarily to reduced marketing related to Calvin Klein accessories. Administrative expenses increased $9.0 million, reflecting an increase in expenses related to operating groups of $0.1 million combined with an increase in unallocated corporate expenses of $8.9 million. The increase in administrative expenses related to the operating groups primarily reflects the full period effect and vertical integration of a portion of the OP business, increases related to the Company’s expansion of its retail business, additional amortization expense related to the Calvin Klein swimwear and OP licenses and the provision for an uncollectible non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructuring items) in the Intimate Apparel

Group, partially offset by net cost savings realized in the Sportswear Group. The increase in unallocated corporate expenses includes an increase in employee benefits and incentive based compensation ($4.4 million), an increase in charges related to the Company’s SAP implementation (which commenced in the fourth quarter of Fiscal 2004) ($2.3 million), an increase in insurance costs of $2.3 million and other net increases ($3.3 million), partially offset by a reduction in professional fees of $3.3 million associated with SOX compliance and an internal control review conducted in connection with the Company’s previously disclosed settlement with the SEC.

Pension Income / Expense

Pension expense was $1.6 million in Fiscal 2005 compared to pension income of $6.8 million in Fiscal 2004. This $8.4 million increase in expense was due primarily to the net effect of a lower return on plan assets, a loss related to plan amendments for prior service costs and a loss related to a change in mortality tables, partially offset by a gain related to a change in the discount rate. See Note 10 of Notes to Consolidated Financial Statements.

Restructuring Expense (Income)

During Fiscal 2005, the Company recorded restructuring income of $0.5 million related primarily to a $1.5 million reversal of accruals due to a reduction in the estimated amounts required for employee terminations, partially offset by expenses incurred in connection with the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities of $1.0 million. During Fiscal 2004, the Company incurred restructuring expenses of $5.1 million. See Note 6 of Notes to Consolidated Financial Statements.

Operating Income

The following table presents operating income by group:

	Fiscal 2005	% of Net Revenues	Fiscal 2004	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$66,679		$55,361
Sportswear Group	71,845		53,757
Swimwear Group	44,186		58,147
Group operating income	182,710	12.1%	167,265	11.8%
Unallocated corporate expenses	(81,321)	–5.3%	(66,000)	-4.6%
Restructuring items	503	0.0%	(5,130)	-0.4%
Operating income	$101,892	6.8%	$96,135	6.8%

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$57,274	16.9%	$50,262	15.6%
Core Brands	13,230	9.2%	3,251	2.2%
Fashion Brands	(3,825)	–3.4%	1,848	1.6%
Intimate Apparel Group	$66,679	11.2%	$55,361	9.4%

Intimate Apparel Group operating income increased $11.3 million, or 20.4%, over the prior year reflecting increases in Calvin Klein underwear and Core Brands, partially offset by decreases in Fashion Brands. The $7.0 million increase in Calvin Klein underwear operating income reflects a

$12.4 million increase in gross profit (as described above), partially offset by a $5.4 million increase in SG&A expenses (primarily reflecting an increase in variable selling expenses commensurate with the increase in net revenues described previously). The $10.0 million and 700 basis point increase in Core Brands operating income and operating margin, respectively, primarily reflects the increase in gross profit and gross margin described previously. Management believes the improved performance of the Core Brands in the United States primarily reflects its ongoing efforts to reinvigorate these brands coupled with the favorable reception of the Warner’s brand at retail. The $5.7 million decrease in Fashion Brands operating income reflects the decrease in gross profit of $2.9 million described previously, combined with a $2.8 million increase in SG&A expenses. The increase in SG&A expenses primarily reflects initial costs related to the expansion of the Lejaby brand into Asia (Taiwan) combined with costs to support the Axcelerate line (which began shipping in 2005).

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans	$40,932	14.4%	$30,266	11.4%
Chaps	26,211	12.4%	17,479	10.4%
Calvin Klein accessories	3,531	21.5%	2,564	18.5%
Mass sportswear licensing	1,171	20.8%	3,448	43.8%
Sportswear Group	$71,845	13.9%	$53,757	11.8%

Sportswear Group operating income increased $18.1 million, or 33.6%, over the prior year primarily due to increases in operating income in Calvin Klein and Chaps. The $10.7 million increase in Calvin Klein jeans operating income reflects the $7.7 million increase in gross profit described previously, combined with a $3.0 million reduction in SG&A expenses primarily related to the reduction in administration and distribution costs reflecting operating efficiency improvements. The $8.7 million increase in Chaps operating income is attributable to the $13.7 million increase in gross profit described above, partially offset by a $5.0 million increase in SG&A expenses. The increase in Chaps SG&A expenses primarily reflects an increase in marketing expenses to support the Company’s expanded distribution platform combined with an increase in variable selling expenses as a result of the increase in net revenues.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$40,102	16.2%	$38,999	15.7%
Designer	6,797	5.3%	17,344	14.0%
OP	(4,773)	-49.1%	(423)	-15.4%
Online retail store	2,060	31.3%	2,227	43.9%
Swimwear Group	$44,186	11.3%	$58,147	15.3%

Swimwear Group operating income decreased $14.0 million, or 24.0%. The $1.1 million increase in Speedo operating income reflects a $2.8 million decrease in gross profit, more than offset by a $3.9 million decrease in SG&A expenses primarily as a result of lower marketing expenditure (expenses in Fiscal 2004 were higher primarily due to the 2004 Olympic Games in Athens) coupled with a reduction in amounts incurred for employee termination costs.

Designer operating income decreased $10.5 million, reflecting a $4.2 million decrease in gross profit combined with a $6.3 million increase in SG&A expenses. As described previously, the decrease in gross profit primarily reflects an increase in design costs associated with new brands combined with increases in manufacturing costs and inventory markdowns. The increase in SG&A expenses primarily reflects an increase in spending associated with the launches of Michael Kors and Calvin Klein swimwear coupled with an increase in amortization costs associated with the Calvin Klein swimwear license in the United States that was acquired during Fiscal 2005.

The decrease in OP operating income primarily reflects increased spending related to the development of the OP wholesale business.

Other (Income) Loss

Other (income) loss primarily reflects foreign exchange losses for Fiscal 2005 of $1.1 million and foreign exchange gains for Fiscal 2004 of $1.9 million, in each case, on the current portion of inter-company loans to foreign subsidiaries that are denominated in United States dollars.

Interest Expense, Net

Interest expense decreased $1.7 million to $18.1 million for Fiscal 2005 from $19.8 million for Fiscal 2004. Interest expense in Fiscal 2005 included interest on the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) of $17.6 million (net of the benefit related to the 2003 and 2004 Swap Agreements (as defined below) of approximately $1.0 million), unused commitment fees and letter of credit charges of $1.7 million related to the Revolving Credit Facility, amortization of deferred financing fees of $2.1 million and other items of $1.2 million, partially offset by interest income of $3.4 million related to interest earned on the note receivable associated with the sale of the White Stag trademark, income related to cash investments and cash collateral accounts and other miscellaneous interest income. In addition, during Fiscal 2005, $1.1 million of interest expense was capitalized to fixed assets in connection with the implementation of SAP. Interest expense for Fiscal 2004 included interest on the Senior Notes of $16.9 million (net of the benefit related to the 2003 and 2004 Swap Agreements of approximately $1.6 million), unused commitment fees and letters of credit charges of $2.4 million and amortization of deferred financing fees and other items of $2.4 million, partially offset by interest income of $1.9 million. Interest income primarily reflects income earned on the note receivable relating to the sales of White Stag and interest earned on invested cash balances.

Income Taxes

The effective tax rate in Fiscal 2005 was 36.9% compared to 40.3% in Fiscal 2004. The effective tax rate was higher in Fiscal 2004 due to an increase in the Company’s valuation allowance maintained against certain deferred tax assets. Realization of the Company's deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income require significant judgment and take into account the Company's recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of the end of Fiscal 2005 and 2004, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets. The Company anticipates that it will be able to utilize net operating loss carryforwards related to Fiscal 2005, which should result in approximately $6 million of cash tax benefit.

Discontinued Operations

Loss from discontinued operations was $0.2 million and $4.4 million for Fiscal 2005 and Fiscal 2004, respectively. See Note 4 of Notes to Consolidated Financial Statements.

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

The Company's products are widely distributed through many major channels of distribution. The following table summarizes the Company's net revenues by channel of distribution for Fiscal 2004 and Fiscal 2003:

	Fiscal 2004	Fiscal 2003
United States – wholesale
Department stores and independent retailers	23%	25%
Specialty stores	10%	9%
Chain stores	7%	7%
Mass merchandisers	8%	9%
Membership clubs and other	24%	25%
Total United States – wholesale	72%	75%
International – wholesale	26%	24%
Retail / other	2%	1%
Net revenues – consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear	$310,192	$279,106	31,086	11.1%
Core Brands	148,176	180,945	(32,769)	-18.1%
Fashion Brands	116,950	100,240	16,710	16.7%
Retail/other	12,938	12,522	416	3.3%
Intimate Apparel Group	$588,256	$572,813	$15,443	2.7%

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

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans	$265,754	$282,718	$(16,964)	-6.0%
Chaps	168,114	129,634	38,480	29.7%
Calvin Klein accessories (a)	13,857	13,335	522	3.9%
Mass sportswear licensing (b)	7,876	14,829	(6,953)	-46.9%
Sportswear Group	$455,601	$440,516	$15,085	3.4%

(a)	The Calvin Klein accessories license expired on December 31, 2005.

(b)	Mass sportswear licensing revenues for Fiscal 2003 consist of royalty revenues related to the White Stag trademark. With respect to Fiscal 2004, mass sportswear licensing revenues include design services fees earned in connection with the White Stag women's sportswear line.

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

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$248,619	$240,405	$8,214	3.4%
Designer swimwear	123,890	116,575	7,315	6.3%
OP (a)	2,747	—	2,747	0.0%
Online retail store	5,068	4,112	956	23.2%
Swimwear Group	$380,324	$361,092	$19,232	5.3%

(a)	Consists of licensing revenue.

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

Net revenues of OP relate to the acquisition of OP in August 2004 and represent royalty income earned from licensing partners.

Gross Profit

Gross profit was as follows:

	Fiscal 2004	% of Segment Net Revenues	Fiscal 2003	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$210,455	35.8%	$199,598	34.8%
Sportswear Group	126,571	27.8%	103,946	23.6%
Swimwear Group	135,957	35.7%	131,424	36.4%
Total gross profit	$472,983	33.2%	$434,968	31.6%

The increase in gross profit of $38.0 million reflects an increase of $22.6 million, $10.9 million and $4.5 million in the Sportswear Group, Intimate Apparel Group and Swimwear Group, respectively. Gross profit as a percentage of net revenues (‘‘gross margin’’) increased 160 basis points primarily due to a more favorable sales mix in the Company's Calvin Klein jeans business. Gross profit for Fiscal 2004 includes the effect of approximately $16.7 million related to the favorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

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

Swimwear Group gross profit increased $4.5 million, reflecting the increase in net revenues described above and efficiencies realized in the Company's manufacturing plants as a result of production volume increases. The decrease in gross margin of 70 basis points reflects the less favorable sales mix, start-up activities related to a new activewear line and the unfavorable impact of foreign currency exchange rate fluctuations on cost of sales, primarily as a result of the effect of a stronger Canadian dollar related to Canadian manufacturing operations, partially offset by margins earned on royalty income (related to the August 2004 acquisition of OP) and favorable manufacturing variances.

Selling, General and Administrative Expenses

SG&A expenses increased $26.4 million, or 7.5%, to $378.5 million (26.6% of net revenues) for Fiscal 2004 from $352.1 million (25.6% of net revenues) for Fiscal 2003. Marketing expenses increased $12.0 million, reflecting the Company's investment in the marketing of new and existing brands of $10.0 million (including the launches of JLO lingerie and Chaps denim) and expenses related to the 2004 Summer Olympic Games in Athens of $2.0 million. Selling expenses increased $9.5 million reflecting higher sales volumes, partially offset by the positive impact of terminating a third party distribution agreement and consolidating the Company's Calvin Klein jeans distribution facility into the Company's primary distribution facility in Pennsylvania. Unallocated corporate administrative expenses include $5.6 million related to professional costs associated with SOX compliance and an internal control review conducted in connection with the Company's previously announced settlement with the SEC. In addition, SG&A expenses for Fiscal 2004 include $6.1 million related to the unfavorable impact of foreign currency exchange rate fluctuations, primarily as a result of a stronger euro and Canadian dollar.

Pension Income / Expense

Pension Plan income of $6.8 million for Fiscal 2004 reflects the income earned by Pension Plan assets, offset by interest costs associated with Pension Plan projected benefit obligations. Pension Plan income was $6.8 million for Fiscal 2003.

Amortization of Sales Order Backlog

Results of operations for Fiscal 2003 included $11.8 million of expenses related to the amortization of sales order backlog recorded in connection with the adoption of fresh start accounting on February 4, 2003. The sales order backlog was amortized over six months using the straight-line method and was fully amortized as of January 3, 2004.

Restructuring Expense

During Fiscal 2004 and the period February 5, 2003 to January 3, 2004, the Company incurred restructuring charges of $5.1 million and $19.1 million, respectively.

Reorganization Items

Reorganization items were $29.8 million for the period January 5, 2003 to February 4, 2003.

Operating Income

The following table presents operating income by group:

	Fiscal 2004	% of Net Revenues	Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$55,361		$55,858
Sportswear Group	53,757		31,764
Swimwear Group	58,147		52,901
Group operating income	167,265	11.8%	140,523	10.2%
Unallocated corporate expenses	(66,000)	–4.6%	(62,603)	-4.5%
Restructuring expense	(5,130)	–0.4%	(19,101)	-1.4%
Reorganization expense	—	0.0%	(29,805)	-2.2%
Operating income	$96,135	6.8%	$29,014	2.1%

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

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2004	% of Net Revenues	Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$49,871	16.1%	$39,837	14.3%
Core Brands	2,520	1.7%	7,524	4.2%
Fashion Brands	2,579	2.2%	9,256	9.2%
Retail/other	391	3.0%	(759)	-6.1%
Intimate Apparel Group	$55,361	9.4%	$55,858	9.8%

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

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans	$30,266	11.4%	$9,447	3.3%
Chaps	17,479	10.4%	9,718	7.5%
Calvin Klein accessories	2,564	18.5%	1,795	13.5%
Mass sportswear licensing	3,448	43.8%	10,804	72.9%
Sportswear Group	$53,757	11.8%	$31,764	7.2%

Sportswear Group operating income increased $22.0 million reflecting increases in Calvin Klein jeans, Chaps and Calvin Klein accessories, partially offset by decreases in mass sportswear licensing. The increase of $7.8 million in Chaps operating income reflects an increase in gross profit of $10.5 million (as discussed above) combined with a $0.8 million reduction in amortization of sales order backlog, partially offset by an increase of $3.5 million in SG&A expenses. The increase in SG&A expenses included a $2.7 million increase in marketing expenses primarily related to the launch of Chaps denim in June 2004 and the increased variable selling expenses associated with higher sales volume. The increase of $20.8 million in Calvin Klein jeans operating income reflects an increase in gross profit of $17.6 million (as discussed above) combined with a $3.2 million reduction in SG&A expenses, primarily related to a decrease in warehouse and distribution expenses as a result of the Company relocating its distribution center in the fourth quarter of Fiscal 2003 from a third-party operated facility to the Company's facility in Huntingdon, Pennsylvania. The decrease in operating income of mass sportswear licensing reflects the sale of the White Stag trademark in December 2003.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$38,999	15.7%	$34,729	14.4%
Designer	17,344	14.0%	16,574	14.2%
OP	(423)	–15.4%	—	—
Ubertech	—	—	34	—
Online retail store	2,227	43.9%	1,564	38.0%
Swimwear Group	$58,147	15.3%	$52,901	14.7%

Swimwear Group operating income increased $5.2 million, reflecting an increase of $4.5 million in gross profit as a result of increased net revenues combined with a decrease of $8.5 million in amortization of sales order backlog, partially offset by a $7.8 million increase in SG&A expenses. The increase in SG&A expenses reflects a $2.3 million increase in marketing expenses, primarily related to the 2004 Summer Olympic Games in Athens, a $2.1 million increase in volume related selling expenses and a $3.4 million increase in administrative expenses primarily related to the acquisition of OP.

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

Under U.S. tax law, a company that realized cancellation of debt income (‘‘COD’’) while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD will be required to reduce certain tax attributes in an amount equal to the COD excluded from taxable income. If the attribute reduction is applied on a consolidated basis, all of the Company's U.S. consolidated net operating loss carryovers would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of approximately $246.2 million, which can be used to reduce U.S. taxable income, if any, by approximately $23.4 million per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Any tax benefit from the utilization of consolidated U.S. net operating losses that existed as of February 4, 2003 will reduce goodwill when realized and will not affect the Company's future results of operations.

Additionally, as a result of the Company's acquisition of OP on August 19, 2004, non-current deferred tax liabilities were increased by $12.4 million, primarily related to acquired trademarks and licenses. Deferred taxes also included a U.S. net operating loss carryforward of $2.6 million, of which the majority is subject to an annual limitation of $0.4 million.

Discontinued Operations

Loss from discontinued operations was $4.4 million and $18.9 million for Fiscal 2004 and Fiscal 2003, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco and substantially all of Warnaco Inc.'s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company's Amended and Restated Credit Agreement) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Amended and Restated Credit Agreement) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco Inc.'s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at December 31, 2005. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200.9 million and accrued interest thereon of $2.0 million. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7.1 million. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco Inc. and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (8.78% at December 31, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company's Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.01% at December 31, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.87% and 8.16% as of December 31, 2005 and January 1, 2005, respectively.

The Company designated the 2003 and 2004 Swap Agreements as fair value hedges of the changes in fair value of $50 million and $25 million, respectively, aggregate principal amount of the

$210 million aggregate principal amount of Senior Notes outstanding. As of December 31, 2005, the fair values of the 2003 and 2004 Swap Agreements were losses of $1.4 million and $1.0 million, respectively, recorded as part of long-term debt, which were offset by corresponding gains on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the 2003 and 2004 Swap Agreements match the provisions of the hedged debt.

Revolving Credit Facility; Amended and Restated Credit Agreement

On the Effective Date, Warnaco Inc. entered into the Revolving Credit Facility, which was amended November 12, 2003, August 1, 2004 and September 15, 2005. In addition, as described below, the Revolving Credit Facility was amended and restated on January 31, 2006 in connection with the closing of the CKJEA Acquisition.

As of December 31, 2005, the Revolving Credit Facility provided for a $175 million revolving credit facility maturing on February 3, 2009. The Revolving Credit Facility includes a provision which allows Warnaco Inc. to increase maximum available borrowings under the revolving credit facility from $175.0 million to $325.0 million. Borrowings under the Revolving Credit Facility bear interest, at Warnaco Inc.’s option, at Citibank N.A.’s base rate plus 0.5% (7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.04% at December 31, 2005), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the Revolving Credit Facility may change based on the Company's financial ratios. Warnaco Inc. enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The Revolving Credit Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company's capital expenditures. In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness.

As of December 31, 2005, the Company was in compliance with the covenants of the Revolving Credit Facility. Warnaco Inc. did not borrow under the Revolving Credit Facility during Fiscal 2005 or Fiscal 2004, and had paid down all outstanding borrowings under the Revolving Credit Facility as of January 3, 2004. The Revolving Credit Facility is guaranteed by the Company and its domestic subsidiaries (other than Warnaco Inc.) and the obligations under such guaranty, together with Warnaco Inc.’s obligations under the Revolving Credit Facility, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

On January 31, 2006, the Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) to, among other things, add a $180 million term loan facility which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the term loan facility bear interest, at Warnaco Inc.’s option, at either Citibank N.A.'s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. The term loan facility matures on January 31, 2013 and must be repaid at the rate of $450,000 per quarter from June 30, 2006 through March 31, 2012 and $42,300,000 on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the term loan facility requires Warnaco Inc. to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), subject to certain conditions.

In addition to the amendments relating to the term loan facility, under the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended. On January 31, 2006, Warnaco Inc. increased the revolving credit facility commitment under the Amended and Restated Credit Agreement from $175 million to $225 million.

Warnaco Inc.’s obligations under the term loan facility are guaranteed by the same parties as had guaranteed the Revolving Credit Facility, and are secured by the same assets as had secured the Revolving Credit Facility, except that the lenders under the loan facilities have different lien priorities in the collateral.

    Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company's foreign subsidiaries (the "Foreign Subsidiaries") entered into a $25 million revolving credit facility with Bank of America, N.A. (the "Foreign Revolving Credit Facility"). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, the lending bank's base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each others' obligations under the Foreign Revolving Credit Facility. The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries' capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company's ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. As of December 31, 2005, the Company had no borrowing outstanding under the Foreign Revolving Credit Facility.

Liquidity

As of December 31, 2005, the Company had working capital of $498.6 million and had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2005, the Company had approximately $92.0 million of cash and cash equivalents available as collateral against outstanding letters of credit of $60.0 million and approximately $72.2 million of other cash and cash equivalents primarily held by foreign subsidiaries. As of December 31, 2005, the Company had $207.1 million of credit available under its Revolving Credit Facility which included available borrowings of $175.0 million and cash and cash equivalents, net of outstanding letters of credit of $32.1 million. Total cash and cash equivalents increased $98.6 million from $65.6 million as of January 1, 2005 to $164.2 million as of December 31, 2005.

The Company’s total debt as of December 31, 2005 was $210.0 million, consisting of the Senior Notes.

On January 31, 2006, the Company consummated the CKJEA Acquisition. See ‘‘Business— Acquisitions—CKJEA Acquisition.’’ The Company funded the acquisition using a combination of approximately $70.7 million of cash on hand (net of cash acquired) and borrowings of $180 million under a new term loan under the Amended and Restated Credit Agreement. In connection with the closing of the CKJEA Acquisition, on January 31, 2006, the Company also assumed an aggregate of approximately €74 million (approximately $90 million) of debt. Approximately €37 million (approximately $45 million) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37 million (approximately $45 million) of debt outstanding.

The Company believes that cash available under its Amended and Restated Credit Agreement and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next three years. If the Company requires additional sources of capital to fund its operations, it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. In order to comply with the terms of the applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years. During Fiscal 2005, the Company repurchased 9,151 shares of its common stock in the open market at a total cost of $0.2 million (an average cost of $24.25 per share) under the share repurchase program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for Fiscal 2005, 2004, and 2003. The cash flows for Fiscal 2003 include cash flows for the period January 5, 2003 to February 4, 2003 combined with cash flows for the period February 5, 2003 to January 3, 2004.

	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$137,042	$54,816	$64,263
Discontinued operations	1,024	(4,497)	(5,601)
Net cash provided by (used in) investing activities:
Continuing operations	(36,727)	(46,383)	(18,666)
Discontinued operations	—	1,137	(586)
Net cash provided by (used in) financing activities:
Continuing operations	(65)	637	(112,482)
Translation adjustments	(2,661)	6,421	12,504
Increase (decrease) in cash and cash equivalents	$98,613	$12,131	$(60,568)

For Fiscal 2005, cash provided by operating activities from continuing operations was $137.0 million compared to $54.8 million in Fiscal 2004 and $64.3 million in Fiscal 2003. The $82.2 million increase in cash provided by operating activities from continuing operations for Fiscal 2005 compared to Fiscal 2004 was due primarily to a $77.4 million reduction in cash required to fund net working capital (primarily inventory, accounts receivable, accounts payable and accrued liabilities). Net working capital improvements resulted in $16.5 million of net operating cash inflows in Fiscal 2005 compared to $60.9 million of net operating cash outflows in Fiscal 2004. Net inventory decreased by $2.0 million in Fiscal 2005 compared to an increase of $55.7 million in Fiscal 2004. The improvement in inventory reflects the Company’s efforts to time inventory receipts to match shipping requirements more closely. Accounts receivable decreased $0.8 million in Fiscal 2005 compared to an increase of $7.2 million in Fiscal 2004, reflecting initial shipments of Chaps into the mid-tier channel of distribution at the end of December 2004 (which had resulted in an unusually high level of accounts receivable for the Chaps business unit at the end of Fiscal 2004).

The $9.4 million decrease in cash provided by operating activities from continuing operations for Fiscal 2004 compared to Fiscal 2003 was due primarily to a $44.9 million increase in net income (after adjusting for the effect of non-cash items) offset by a $54.4 million decrease in cash flows from operating assets and liabilities. The decrease in cash flows from operating assets and liabilities primarily reflects the $39.9 million increase in working capital primarily as a result of a $55.8 million increase in inventory related to the Chaps business (to support Chaps’ introduction to the mid-tier channel of distribution) and increases in Calvin Klein jeans inventories as a result of expected increased shipments for the first quarter of Fiscal 2005.

For Fiscal 2005, cash provided by operating activities from discontinued operations was $1.0 million as compared to cash used in operating activities from discontinued operations of $4.5 million in Fiscal 2004 and $5.6 million in Fiscal 2003. The $5.5 million increase in cash provided by operating activities from discontinued operations from Fiscal 2004 to Fiscal 2005 was due primarily to the winding down of discontinued operations including the collection of open accounts receivables of $1.7 million.

For Fiscal 2005, cash used in investing activities from continuing operations was $36.7 million compared to $46.4 million in Fiscal 2004 and $18.7 million in Fiscal 2003. The $9.7 million decrease from Fiscal 2004 to Fiscal 2005 was due primarily to a decrease in cash used for business acquisitions. During Fiscal 2004, the Company used $40.0 million for the purchase of Ocean Pacific. During Fiscal 2005, the Company used $1.5 million for business acquisitions. The decrease in cash used in Fiscal 2004 was partially offset by the sale of the assets of the ABS business unit in January 2004 for $15.2 million. The Company did not sell any business units during Fiscal 2005. Cash used in investing activities for Fiscal 2005 included the $4.3 million purchase of the Calvin Klein swimwear license (see Note 13 of Notes to Consolidated Financial Statements). In addition, purchases of property, plant and equipment increased $5.7 million for Fiscal 2005 as compared to Fiscal 2004, due primarily to capitalized costs associated with the implementation of the SAP system.

The $27.7 million increase in cash used in investing activities in Fiscal 2004 compared to Fiscal 2003 was due primarily to the $40.0 million acquisition of the OP business in Fiscal 2004 (the Company did not have any business acquisitions in Fiscal 2003). Partially offsetting this increase in cash used was a $13.4 million increase in Fiscal 2004 in proceeds on disposal of assets and collection of notes receivable. In Fiscal 2004, the Company received $15.2 million for the sale of the ABS business unit, $6.4 million for the collection of notes receivable (primarily related to the sale of the White Stag trademark to Wal-Mart Stores, Inc.) and $2.5 million for the sale of other assets as compared to $9.5 million net proceeds received in Fiscal 2003 from the sale of the White Stag trademark to Wal-Mart Stores, Inc.

The Company had no cash provided by investing activities from discontinued operations in Fiscal 2005 compared to $1.1 million in Fiscal 2004 and cash used of $0.6 million in Fiscal 2003. Cash provided by investing activities from discontinued operations in Fiscal 2004 primarily reflects net proceeds of $1.2 million received from the sale of real property in the United Kingdom related to the Company’s Warner’s Europe operations.

For Fiscal 2005, cash used in financing activities was $0.1 million compared to cash provided by financing activities of $0.6 million in Fiscal 2004 and cash used in financing activities of $112.5 million in Fiscal 2003. The $0.7 million increase in cash used in financing activities from Fiscal 2004 to Fiscal 2005 was due primarily to an increase in payments of deferred financing costs related to the amendments to the Company’s Revolving Credit Facility.

The $113.1 million increase in cash provided by financing activities from Fiscal 2003 to Fiscal 2004 was due primarily to the $109.7 million net effect of proceeds received for the issuance of and payments made on debt in Fiscal 2003 in connection with the Company’s emergence from bankruptcy on February 4, 2003.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Contractual Obligations

The following table summarizes the Company's contractual commitments as of December 31, 2005:

	Payments Due by Year
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Revolving Credit Facility (a)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (b)	—	—	—	—	—	210,000	210,000
Operating leases (c)	27,801	23,825	20,144	16,232	14,409	68,876	171,287
Employment and severance contracts	5,749	3,943	1,347	63	62	75	11,239
Purchase obligations (d)	7,930	350	350	350	—	—	8,980
Trade letters of credit (e)	59,956	—	—	—	—	—	59,956
Purchase order guarantees	526	—	—	—	—	—	526
Capital leases	394	—	—	—	—	—	394
Other long-term obligations (f)	46,850	41,719	39,668	39,756	36,843	457,933	662,769
Total	$149,206	$69,837	$61,509	$56,401	$51,314	$736,884	$1,125,151

(a)	The Revolving Credit Facility matures on February 4, 2009. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2005 and therefore, no maturity amount is included in the commitments table. On January 31, 2006, the Revolving Credit Facility was amended and restated to, among other things, add a $180 million term loan facility which was used to finance a portion of the CKJEA Acquisition. See "—Capital Resources and Liquidity— Financing Arrangements—Revolving Credit Facility; Amended and Restated Credit Agreement."

(b)	The Senior Notes mature on June 15, 2013. See "—Capital Resources and Liquidity—Financing Arrangements—Senior Notes" and Note 15 of Notes to Consolidated Financial Statements.

(c)	See Note 18 of Notes to Consolidated Financial Statements.

(d)	Represents contractual commitments for goods or services not received or recorded on the Company’s consolidated balance sheet. See Note 18 of Notes to Consolidated Financial Statements.

(e)	Trade letters of credit represent obligations, in the ordinary course of business, for inventory purchases.

(f)	Represents other commitments for the expenditure of funds including estimated funding contributions to the Company’s pension plan (see Note 10 of Notes to Consolidated Financial Statements) and minimum royalties (see Note 18 of Notes to Consolidated Financial Statements).

Seasonality

The operations of the Company are somewhat seasonal. In Fiscal 2005, approximately 54.1% of the Company's net revenues were generated in the first half of the fiscal year. The Company's Swimwear business is seasonal; approximately 68.7% of the Swimwear Group's net revenues were generated in the first half of Fiscal 2005. The working capital needs of the Swimwear Group are highest during the periods when the Company's other businesses have their lowest working capital requirements. Sales and earnings from the Company's other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2005 and Fiscal 2004.

	For the Three Months Ended				For the Three Months Ended
	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005	April 3, 2004	July 3, 2004	October 2, 2004	January 1, 2005
	(in millions of dollars)
Net revenues	$439.5	$374.7	$327.7	$362.5	$393.3	$332.1	$324.4	$374.4
Operating income	52.9	15.6	13.7	19.7	43.2	12.8	7.8	32.3
Cash flow provided by (used in) operating activities	(12.6)	105.5	114.8	(69.6)	4.1	97.9	56.4	(108.1)

Inflation

The Company does not believe that the relatively moderate levels of inflation in the United States, Canada and Western Europe have had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, it has been able to offset such effects by increasing prices on certain items or instituting improvements in productivity. Mexico historically has been subject to high rates of inflation; however, the effects of inflation on the operation of the Company's Mexican subsidiaries have not had a material effect on the results of the Company in any of the last three fiscal years.

Deflation of Apparel Selling Prices

Management believes the apparel industry is undergoing significant changes in its manufacturing and procurement business cycles through the lifting of import restrictions on certain products, overall deflation in the selling prices of its products and department store and retailer demands for increased profitability from the wholesale apparel industry. The Company expects to meet these challenges by improving its procurement process through aggressive sourcing of product from multiple vendors and locations, improving its efficiency through upgraded systems and improved procedures, maintaining a diverse mix of products that are offered at multiple price points across virtually all channels of distribution.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (‘‘SFAS 151’’). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for costs incurred during fiscal years beginning after November 24, 2004. SFAS 151 is effective January 1, 2006 for the Company. The Company believes the provisions of SFAS 151 are consistent with its current accounting position and does not expect the adoption of SFAS 151 to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123R’’). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized ratably over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Among other matters, SFAS 123R requires companies to estimate the forfeiture rate of stock-based compensation awards. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Since February 5, 2003, the Company has recorded stock-based compensation expense based on actual forfeitures of stock-based compensation awards. The Company has determined that the adoption of SFAS 123R at the commencement of its 2006 fiscal year will not have a material effect on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (‘‘FIN 47’’). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (‘‘SFAS 143’’), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. SFAS 143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). Adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued Emerging Issue Task Force Abstract No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination ("EITF 05-6"). EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes the remaining lease term and renewals that are deemed to be reasonably assured at the date of acquisition or purchase. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Adoption of EITF 05-6 did not have an effect on the Company’s consolidated financial statements.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains ‘‘forward-looking statements’’ within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934, as amended, Rule 175 of the Securities Act and relevant legal decisions. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company's estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in this Annual Report on Form 10-K under the heading ‘‘Risk Factors’’ (as such disclosure may be modified or supplemented from time to time), could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company's failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company's products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the Company's dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company's foreign currency exposure; unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the sufficiency of cash to fund operations, including capital expenditures; the Company's ability to service its indebtedness, the effect of changes in interest rates on the Company's indebtedness that is subject to floating interest rates and the limitations imposed on the Company's operating and financial flexibility by the agreements governing the Company's indebtedness; the Company's dependence on its senior management team and other key personnel; disruptions in the Company's operations caused by difficulties with the SAP Apparel and Footwear Solution; the limitations on purchases under the Company's share repurchase program contained in the Company's debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of the acquisition); and such newly acquired business being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled ‘‘Risk Factors’’ and the discussion of the Company's critical accounting policies under ‘‘—Discussion of Critical Accounting Policies’’ included in this Annual Report on Form 10-K, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

During Fiscal 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participants’ hypothetical investments are reflected in the Company’s statement of operations. As of December 31, 2005, the total liability accrued attributable to participants’ accounts was $0.2 million. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would not have had a material effect on the Company’s balance sheet or statement of operations for Fiscal 2005.

Interest Rate Risk

The Company’s market risk from exposure to changes in interest rates as of December 31, 2005 was limited because the Company did not have any borrowings outstanding under its Revolving Credit Facility as of December 31, 2005, and the interest rate on the Company’s Senior Notes is fixed at 8 7/8% per annum. However, as of December 31, 2005, the Company was exposed to interest rate risk on its 2003 and 2004 Swap Agreements with notional amounts totaling $75 million. The variable interest rate portion of the Company’s outstanding swap agreements is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical 10% increase in interest rates would have had an annual unfavorable impact of $0.4 million and $0.2 million in Fiscal 2005 and 2004, respectively, on the Company’s income from continuing operations before provision for income taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements" and Note 15 of Notes to Consolidated Financial Statements.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations, which accounted for approximately 28.4% of the Company's total net revenues for Fiscal 2005. These foreign operations of the Company purchase products from suppliers denominated in United States dollars. Total purchases of products made by foreign subsidiaries denominated in United States dollars amounted to approximately $102.9 million for Fiscal 2005. A hypothetical decrease of 10% in the value of these foreign currencies relative to the United States dollar would have increased cost of goods sold (which would decrease operating income) by $10.3 million for Fiscal 2005.

As of December 31, 2005, the Company had foreign currency exchange contracts outstanding to purchase, through April 2006, approximately $3.4 million for a total of approximately €2.8 million at a weighted-average exchange rate of 1.22 $/€. The foreign currency exchange contracts mature through April 2006 and were are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s pre-CKJEA Acquisition European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the United States dollar (i.e., an increase in the euro/dollar exchange rate from 1.22 $/€ to 1.34 $/€) would have decreased the unrealized gain on outstanding foreign exchange contracts by approximately $0.3 million at December 31, 2005. The hypothetical change would have reduced the Company’s income from continuing operations before provision for income taxes by a comparable amount when the related inventory is sold.

In January 2006, in connection with the CKJEA Acquisition, the Company entered into euro forward purchase contracts to purchase approximately €146.0 million for $180.0 million. The euro to dollar exchange rate at the close of business on the purchase date resulted in an exchange loss of approximately $2.5 million which the Company recorded in fiscal 2006.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included Management's Annual Report on Internal Control Over Financial Reporting (the ‘‘Management Report’’) in this Form 10-K. Deloitte & Touche LLP, the independent registered public accounting firm of the Company, has audited management's assessment of, and the effectiveness of, the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Management Report appears on page F-1 and the report of Deloitte & Touche LLP appears at pages F-2 to F-3 of this Form 10-K under the captions ‘‘Management's Annual Report on Internal Control Over Financial Reporting’’ and ‘‘Report of Independent Registered Public Accounting Firm’’ and are incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 of Part III is incorporated by reference from Executive Officers of the Registrant in Item 1 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., relating to the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2005 year-end.

Item 11. Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2005 year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2005 year-end.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2005 year-end.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2006 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2005 year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

PAGE
(a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.
Management's Annual Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	F-6
Consolidated Statements of Operations for the years ended December 31, 2005 and January 1, 2005 and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003	F-7
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) for the years ended December 31, 2005 and January 1, 2005 and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and January 1, 2005 and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003	F-9-F-10
Notes to Consolidated Financial Statements	F-11-F-65
2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts and Reserves	A-1

All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. List of Exhibits.

Exhibit No.	Description of Exhibit
2.1	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 10-Q filed on November 18, 2002).*
2.2	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.'s Form 10-Q filed November 18, 2002).*
2.3	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*##**
2.4	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed December 23, 2005).* **
2.5	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed February 3, 2006).*
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the Administrative Agent, the Lenders, the Issuing Banks, the Syndication Agent and Salomon Smith Barney Inc. and J.P. Morgan Securities, Inc., as joint lead managers and joint lead book managers (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*

Exhibit No.	Description of Exhibit
10.2	Amendment No. 1, Consent and Waiver, dated as of November 12, 2003, to the Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the financial institutions from time to time party thereto as lenders, the financial institutions from time to time party thereto as issuers, Citicorp North America, as administrative agent and collateral agent for the Lenders and the Issuers, JPMorgan Chase Bank, as syndication agent for the Lenders and the Issuers and Bank of America, NA, The CIT Group/Commercial Services Inc., and Congress Financial Corporation (Central), each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*
10.3	Amendment No. 2, dated as of August 1, 2004, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*
10.4	Amendment No. 3, dated as of September 15, 2005, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003, as further amended by that certain Amendment No. 2 dated as of August 1, 2004), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed September 20, 2005).*
10.5	Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.6	Amended and Restated Guaranty, dated as of January 31, 2006, by and among The Warnaco Group, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.7	Amended and Restated Pledge and Security Agreement, dated as of January 31, 2006, by and among Warnaco Inc., the other Grantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.8	Intercreditor and Collateral Agency Agreement, dated as of January 31, 2006, by and among Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, The Warnaco Group, Inc., Warnaco Inc. and each other Loan Party (as defined therein) (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.9	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.'s Registration Statement on Form S-1 (File No. 33-4587)).*

Exhibit No.	Description of Exhibit
10.10	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.11	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.12	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.'s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*
10.13	The Warnaco Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 28, 2005).*
10.14	2005 Directors' Compensation (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.15	2005 Base Salaries of Named Executive Officers (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.16	2005 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.17	2004 Bonus Awards (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.18	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K filed May 25, 2005).*
10.19	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K filed May 25, 2005).*
10.20	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed May 25, 2005).*
10.21	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.22	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.23	Employment Agreement, dated as of December 22, 2004, by and between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed December 22, 2004).*
10.24	Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on October 30, 2003).*
10.25	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.26	Letter Agreement, dated as of April 16, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.27	Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*
10.28	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*

Exhibit No.	Description of Exhibit
10.29	Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*
10.30	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.31	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Roger A. Williams (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.32	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.33	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Jay A. Galluzzo (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.34	Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 8, 2005).*
10.35	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.36	Employment Agreement, dated as of September 12, 2005 by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed September 14, 2005).*
10.37	Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.38	Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.39	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to the Warnaco Group, Inc.'s Form 10-Q filed November 18, 2003).*#
10.40	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.41	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.42	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.43	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.44	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*

Exhibit No.	Description of Exhibit
10.45	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*##
10.46	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.47	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*
10.48	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*##
10.49	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*##
10.50	License Agreement, dated as of March 1, 2003, by and between Nautica Apparel, Inc. and Authentic Fitness Corporation (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*##
10.51	Amended and Restated Master Agreement of Sale, dated as of September 30, 1998, among Warnaco Inc., as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.52	Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear Company, as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.53	Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street, Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.54	Parallel Purchase Commitment, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller and certain commercial lending institutions, as the Banks, and Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.55	Receivables Purchase Agreement, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller, Gregory Street, Inc., as Servicer, Liberty Street Funding Corp., and Corporate Asset Funding Company, Inc. as Investors and The Bank of Nova Scotia, as Agent, and Citicorp North America, Inc., as Co-Agent (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*

Exhibit No.	Description of Exhibit
10.56	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors' Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*
10.57	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed on May 24, 1994).*
10.58	Sublicense Agreement, dated as of November 2003, by and between Sweetface Fashion Company, LLC and Warnaco Inc. (incorporated by reference to Exhibit 10.39 to The Warnaco Group, Inc.'s Form 10-K filed March 18, 2004).*##
10.59	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*##
10.60	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*##
10.61	License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc. (incorporated by reference to Exhibit 10.46 to The Warnaco Group, Inc.'s Form 10-K filed March 17, 2005) *#
10.62	Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd.†#
10.63	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd.†#
10.64	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A.†#
10.65	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A.†#
10.66	Amended and Restated License Agreement, dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A.†#
10.67	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement, dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A.†#
10.68	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Apparel).†#
10.69	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Accessories).†#
10.70	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories).†#
10.71	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store).†#
12.1	Computation of Ratio of Earnings to Fixed Charges.†

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of The Warnaco Group, Inc.†
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a− 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a− 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March, 2006.

THE WARNACO GROUP, INC.
By:	/s/ JOSEPH R. GROMEK Name: Joseph R. Gromek Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOSEPH R. GROMEK	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2006

(Joseph R. Gromek)

/s/ LAWRENCE R. RUTKOWSKI	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2006

(Lawrence R. Rutkowski)

/s/ CHARLES R. PERRIN	Non-Executive Chairman of the Board of Directors	March 2, 2006

(Charles R. Perrin)

/s/ DAVID A. BELL	Director	March 2, 2006

(David A. Bell)

/s/ ROBERT A. BOWMAN	Director	March 2, 2006

(Robert A. Bowman)

/s/ RICHARD KARL GOELTZ	Director	March 2, 2006

(Richard Karl Goeltz)

/s/ SHEILA A. HOPKINS	Director	March 2, 2006

(Sheila A. Hopkins)

/s/ DONALD SEELEY	Director	March 2, 2006

(Donald Seeley)

/s/ CHERYL NIDO TURPIN	Director	March 2, 2006

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm has issued a report on our assessment of the Company's internal control over financial reporting. This report appears on pages F-2 and F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting on Page F-1, that The Warnaco Group, Inc. and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 31, 2005 of The Warnaco Group, Inc. and subsidiaries and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

New York, New York
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Warnaco Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for the fiscal years ended December 31, 2005 and January 1, 2005, the period February 5, 2003 to January 3, 2004 (‘‘Successor Company operations’’), and the period January 5, 2003 to February 4, 2003 (‘‘Predecessor Company operations’’). Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the fiscal years ended December 31, 2005 and January 1, 2005 and the period February 5, 2003 to January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period January 5, 2003 to February 4, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on January 16, 2003, the Bankruptcy Court entered an order confirming the Company's Reorganization Plan which became effective on February 4, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, ‘‘Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,’’ for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

As discussed in Note 10 to the consolidated financial statements, during the period February 5, 2003 to January 3, 2004, the Successor Company changed its method of accounting for defined benefit pension plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
March 2, 2006

THE WARNACO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$164,201	$65,588
Accounts receivable, less reserves of $48,258 and $54,943 as of December 31, 2005 and January 1, 2005, respectively	213,364	219,805
Inventories	326,274	335,651
Prepaid expenses and other current assets	43,797	43,137
Assets held for sale	1,112	1,547
Assets of discontinued operations	—	2,618
Deferred income taxes	2,666	727
Total current assets	751,414	669,073
Property, plant and equipment, net	116,995	106,937
Other assets:
Licenses, trademarks and other intangible assets, net	302,173	305,505
Deferred financing costs, net	10,928	11,566
Notes receivable	1,072	6,995
Deferred income taxes	3,736	5,568
Other assets	7,136	4,589
Goodwill	28,762	43,671
Total other assets	353,807	377,894
Total assets	$1,222,216	$1,153,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,333	$122,418
Accrued liabilities	89,807	83,244
Accrued pension obligations	12,919	5,400
Liabilities of discontinued operations	—	1,450
Accrued income taxes payable	22,162	20,590
Deferred income taxes	1,588	1,746
Total current liabilities	252,809	234,848
Long-term debt	210,000	210,799
Deferred income taxes	74,466	67,744
Retirement obligations	33,039	44,293
Other long-term liabilities	19,855	19,271
Commitments and contingencies: (See Notes 2, 4, 6, 9, 10, 15, 18, 19, 21 and 22)
Stockholders' equity
Preferred stock:
Preferred stock, $0.01 par value, 20,000,000 (112,500 designated as Series A) authorized and none issued or outstanding as of December 31, 2005 and January 1, 2005	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,146,869 and 45,655,515 issued as of December 31, 2005 and January 1, 2005, respectively	461	456
Additional paid-in capital	533,565	518,591
Accumulated other comprehensive income	4,668	15,561
Retained earnings	94,406	42,354
Treasury stock, at cost, 42,498 and 638 shares as of December 31, 2005 and January 1, 2005, respectively	(1,053)	(13)
Total stockholders' equity	632,047	576,949
Total liabilities and stockholders' equity	$1,222,216	$1,153,904

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Net revenues	$1,504,415	$1,424,181	$1,264,301	$110,120
Cost of goods sold	994,799	951,198	872,170	67,283
Gross profit	509,616	472,983	392,131	42,837
Selling, general and administrative expenses	406,664	378,502	319,903	32,156
Pension expense (income)	1,563	(6,784)	(6,811)	—
Amortization of sales order backlog	—	—	11,800	—
Restructuring expense (income)	(503)	5,130	19,101	—
Reorganization expense	—	—	—	29,805
Operating income (loss)	101,892	96,135	48,138	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692,696)
Fresh start adjustments	—	—	—	(765,726)
Other (income) loss	1,019	(2,197)	(2,817)	359
Interest expense, net (a)	18,080	19,821	20,641	1,751
Income from continuing operations before provision for income taxes	82,793	78,511	30,314	2,437,188
Provision for income taxes	30,556	31,636	12,084	78,150
Income from continuing operations	52,237	46,875	18,230	2,359,038
Loss from discontinued operations, net of taxes	(185)	(4,358)	(18,393)	(501)
Net income (loss)	$52,052	$42,517	$(163)	$2,358,537
Basic income (loss) per common share:
Income from continuing operations	$1.14	$1.03	$0.40	$44.52
Loss from discontinued operations	(0.01)	(0.10)	(0.41)	(0.01)
Net income (loss)	$1.13	$0.93	$(0.01)	$44.51
Diluted income per common share:
Income (loss) from continuing operations	$1.12	$1.02	$0.40	$44.52
Loss from discontinued operations	(0.01)	(0.09)	(0.40)	(0.01)
Net income	$1.11	$0.93	$—	$44.51
Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	45,872,308	45,418,069	45,060,724	52,989,965
Diluted	46,804,053	46,178,535	45,462,560	52,989,965

(a)	Includes interest income of $3,410, $1,905, $616 and $46 for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004 and the period January 5, 2003 to February 4, 2003, respectively. Contractual interest for the Predecessor was $15,019 for the period January 5, 2003 to February 4, 2003.

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
PREDECESSOR
Balance at January 4, 2003	$654	$908,899	$(93,223)	$(2,358,537)	$(313,889)	$(1,856,096)
Net income				2,358,537		2,358,537
Foreign currency translation adjustments			244			244
Unrealized gain on marketable securities, net of tax			308			308
Comprehensive income						2,359,089
Amortization of unearned stock compensation		8				8
Reorganization	(204)	(405,809)	92,671		313,889	547
Balance at February 4, 2003	450	503,098	—	—	—	503,548

SUCCESSOR
Balance at February 4, 2003	450	503,098	—	—	—	503,548
Net loss				(163)		(163)
Foreign currency translation adjustments			11,556			11,556
Unrealized gain on marketable securities, net of tax			35			35
Comprehensive income						11,428
Purchase of treasury stock related to employee stock compensation plans					(385)	(385)
Stock issued in connection with stock compensation plans	2	489			—	491
Compensation expense in connection with employee stock compensation plans		5,530				5,530
Balance at January 3, 2004	452	509,117	11,591	(163)	(385)	520,612
Net income				42,517		42,517
Foreign currency translation adjustments			3,988			3,988
Unrealized loss on marketable securities, net of tax			(18)			(18)
Comprehensive income						46,487
Purchase of treasury stock related to stock compensation plans					(1,030)	(1,030)
Stock issued in connection with stock compensation plans	4	2,353			1,402	3,759
Compensation expense in connection with employee stock compensation plans		7,121				7,121
Balance at January 1, 2005	456	518,591	15,561	42,354	(13)	576,949
Net income				52,052		52,052
Foreign currency translation adjustments			(11,039)			(11,039)
Other			146			146
Comprehensive income						41,159
Stock issued in connection with stock compensation plans	5	3,462				3,467
Compensation expense in connection with employee stock compensation plans		11,512				11,512
Purchase of treasury stock related to stock compensation plans					(818)	(818)
Repurchases of common stock					(222)	(222)
Balance at December 31, 2005	$461	$533,565	$4,668	$94,406	$(1,053)	$632,047

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	Period February 5, 2003 to January 3, 2004	Period January 5, 2003 to February 4, 2003
Cash flows from operating activities:
Net income (loss)	$52,052	$42,517	$(163)	$2,358,537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	185	4,358	18,393	501
Depreciation and amortization	33,695	32,456	43,474	4,321
Non – cash restructuring expense	640	677	8,356	—
Non – cash reorganization expense	—	—	—	15,561
Stock compensation	11,512	7,121	5,530	8
Loss on sale of White Stag trademark	—	—	3,829	—
Amortization of deferred financing costs	2,228	2,268	1,682	463
Loss (gain) on sale of assets	199	(704)	(1,035)	—
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692,696)
Fresh start adjustments	—	—	—	(765,726)
Provision for trade and other bad debts	2,929	508	589	190
Inventory writedown	29,106	28,926	18,374	3,456
Provision (benefit) for deferred income tax	16,863	20,520	(2,191)	77,584
Foreign exchange gain	1,016	(1,958)	(5,211)	—
Equity in earnings of affiliate	(47)	—	—	—
Landlord reimbursements	966	8,482	2,709	—
Change in operating assets and liabilities:
Accounts receivable	(886)	(7,715)	(19,258)	(6,417)
Inventories	(27,062)	(84,650)	35,283	(28,254)
Prepaid expenses and other assets	(997)	8,236	7,466	(6,640)
Accounts payable, accrued expenses and other liabilities	4,533	(12,072)	(31,196)	14,567
Accrued income taxes	10,110	5,846	1,903	274
Net cash provided by (used in) operating activities from continuing operations	137,042	54,816	88,534	(24,271)
Net cash provided by (used in) operating activities from discontinued operations	1,024	(4,497)	(4,946)	(655)
Net cash provided by (used in) operating activities	138,066	50,319	83,588	(24,926)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	6,346	24,046	10,687	—
Purchase of property, plant & equipment	(35,325)	(29,644)	(28,710)	(643)
Business acquisitions, net of cash acquired	(1,514)	(40,785)	—	—
Payments related to the CKJEA Acquisition	(1,901)	—	—	—
Purchase of intangible asset	(4,333)	—	—	—
Net cash used in investing activities from continuing operations	(36,727)	(46,383)	(18,023)	(643)
Net cash provided by (used in) investing activities from discontinued operations	—	1,137	(484)	(102)
Net cash used in investing activities	(36,727)	(45,246)	(18,507)	(745)

(continued)

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	Period February 5, 2003 to January 3, 2004	Period January 5, 2003 to February 4, 2003
Cash flows from financing activities:
Repayments of GECC debt	$—	$—	$(4,890)	$(715)
Repayments of capital lease obligations	(405)	(333)	(288)	—
Payment of debt assumed on acquisition of subsidiary	—	(1,000)	—	—
Repayments of Second Lien Notes	—	—	(200,942)	—
Payment of deferred financing costs	(1,625)	(997)	(9,233)	—
Proceeds from the issuance of Senior Notes due 2013	—	—	210,000	—
Borrowings (repayments) under revolving credit facility	—	—	(39,200)	39,200
Proceeds from issuance of stock	3,005	3,997	183	—
Purchase of treasury stock	(1,040)	(1,030)	(385)	—
Repayments of pre-petition debt	—	—	—	(106,112)
Other	—	—	(100)	—
Net cash provided by (used in) financing activities	(65)	637	(44,855)	(67,627)
Translation adjustments	(2,661)	6,421	12,525	(21)
Increase (decrease) in cash and cash equivalents	98,613	12,131	32,751	(93,319)
Cash and cash equivalents, excluding restricted cash, at beginning of period	65,588	53,457	20,706	114,025
Cash and cash equivalents, excluding restricted cash, at end of period	$164,201	$65,588	$53,457	$20,706

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Organization: The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (‘‘Warnaco’’). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco's subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended (the ‘‘Bankruptcy Code’’), effective February 4, 2003 (the ‘‘Effective Date’’). See Note 3.

Nature of Operations: The Company designs, sources, manufactures, markets and licenses a broad line of (i) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); (ii) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company's products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and the internet. The Company also currently operates 121 Calvin Klein® retail stores worldwide (consisting of 59 stores directly operated by the Company, including one on-line store, and 62 stores operated under retail licenses or distributor agreements). The Company’s Swimwear Group also operates two Speedo® outlet stores which opened in July 2005 and one on-line store.

Basis of Consolidation and Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. References in these consolidated financial statements to the ‘‘Predecessor’’ refer to the Company prior to February 4, 2003. References to the ‘‘Successor’’ refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting.

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period January 2, 2005 to December 31, 2005 (‘‘Fiscal 2005’’), the period January 4, 2004 to January 1, 2005 (‘‘Fiscal 2004’’) and the period February 5, 2003 to January 3, 2004 contained fifty-two weeks, fifty-two weeks and forty-eight weeks, respectively, of operations of the Successor. The period January 5, 2003 to February 4, 2003 contained four weeks of operations of the Predecessor.

All inter-company accounts have been eliminated in consolidation.

The accompanying consolidated financial statements of the Predecessor for the period January 5, 2003 to February 4, 2003 have been presented in accordance with American Institute of Certified Public Accountants Statement of Position (‘‘SOP’’) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (‘‘SOP 90-7’’). In the Chapter 11 Cases (as defined in Note 3), substantially all unsecured liabilities and under-secured liabilities as of June 11, 2001 were subject to compromise or other treatment under the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the ‘‘Reorganization Plan’’).

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

(ii) the Company's accumulated deficit was eliminated; and (iii) the Class A Common Stock, par value $0.01 per share, issued by the Predecessor (the ‘‘Old Common Stock’’) was cancelled. In addition, approximately $2,499,385 of the Company's outstanding pre-petition debt and liabilities were discharged. See Note 3.

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

Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company's monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company's mix of customers, channels of distribution or product mix changes. Current rates of accrual for sales allowances, returns and discounts vary by customer. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

Cost of Goods Sold: Cost of goods sold for the Successor consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi) in-stocking costs in the Company's warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) manufacturing variances (net of amounts capitalized); (e) loss on seconds; (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory), and (g) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship (excluding direct freight charges) inventory to customers are included in shipping and handling costs and are classified in selling, general and administrative (‘‘SG&A’’) expenses. The Company's gross profit and gross margin may not be directly comparable to those of its competitors as income statement classifications of certain expenses may vary by company.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks, demand deposits and investments in short-term marketable securities with maturities of 90 days or less. Restricted cash on the consolidated statements of cash flows relates to restricted cash balances as of January 5, 2003 and February 4, 2003. The Company did not have any restricted cash balances as of January 3, 2004, January 1, 2005 and December 31, 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of December 31, 2005 and January 1, 2005, the Company recorded $48,258 and $54,943, respectively, of accounts receivable reserves.

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

Long-lived Assets: As of February 4, 2003, the Company adopted fresh start reporting and, as a result, its long-lived assets, including property, plant and equipment were recorded at their fair values based upon the preliminary appraised values of such assets. Adjustments to the preliminary appraised values were recorded as adjustments to goodwill in the period February 5, 2003 to January 3, 2004. The Company used the work of an independent third party appraisal firm to assist it in determining the fair values of its property, plant and equipment. The Company and the independent third party appraiser determined the fair value of the Company's property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market existed for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considered whether an asset would be sold either individually or with other assets and the proceeds the Company expected to receive from such a sale. Long-lived assets in existence at February 4, 2003 are recorded at their fair values net of accumulated depreciation since February 4, 2003. Long-lived assets acquired after February 4, 2003 are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future.

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

Goodwill and Other Intangible Assets: Goodwill represents (i) the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations (‘‘SFAS 141’’), as of February 4, 2003 and (ii) for transactions subsequent to February 4, 2003, the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 31, 2005, the Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's®/Olga®/Body Nancy Ganz®/Bodyslimmers®, Calvin Klein underwear, Lejaby®, Calvin Klein jeans, Chaps®, Swimwear (excluding Ocean Pacific®) and Ocean Pacific. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser. Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill in the period February 5, 2003 to January 3, 2004. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost net of accumulated amortization. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The Company reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 13.

The Company did not identify any impairments of goodwill or intangible assets for Fiscal 2005, Fiscal 2004 or the period February 5, 2003 to January 3, 2004.

Property, Plant and Equipment: Property, plant and equipment as of December 31, 2005 and January 1, 2005 is stated at estimated fair value, net of accumulated depreciation, for the assets in

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions during the period February 5, 2003 to December 31, 2005. Property, plant and equipment in existence at February 4, 2003 was stated at fair value as determined by the Company together with the assistance of a third party appraiser. The estimated useful lives of property, plant and equipment are summarized below:

Buildings	20-40 years
Building Improvements (including leasehold improvements)	2-20 years
Machinery and equipment	3-10 years
Furniture and fixtures (including store fixtures)	4-10 years
Computer hardware	3-5 years
Computer software	3-7 years

Depreciation and amortization expense is based on the estimated useful lives of depreciable assets and is provided using the straight line method. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term; or the lease term plus renewal options if renewal of the lease is reasonably assured. Depreciation and amortization expense related to property, plant and equipment was $28,311, $29,226, $27,678, and $4,243 for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003, respectively.

Computer Software Costs: Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in property, plant and equipment in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and related guidance, and are amortized on a straight-line basis, over the estimated useful life of the software (3 to 7 years). Interest costs of $1,134 in Fiscal 2005 related to developing or obtaining computer software were capitalized to the cost of the asset in accordance with SFAS No. 34, Capitalization of Interest Costs. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

Pension Plans: The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the ‘‘Pension Plan’’). The Company also has unfunded defined benefit pension plans in foreign countries. The determination of the total liability attributable to benefits owed to participants covered by the defined benefit plans is determined by third party actuaries using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension liability recorded by the Company. The actuaries also determine the annual cash contribution to the defined benefit plans. The Pension Plan was under-funded as of December 31, 2005 and January 1, 2005. The Pension Plan and the Company's Reorganization Plan contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the United States Internal Revenue Code of 1986, as amended. Effective January 1, 2003, the Pension Plan was amended and, as a result, no future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service in any future period. As of December 31, 2005 and January 1, 2005, the Company recorded a Pension Plan liability equal to the amount that the present value of projected benefit obligations exceeded the fair value of Pension Plan assets as determined by

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

the Pension Plan trustee. The Company's cash contribution to the Pension Plan for 2005 was $4,978 and is expected to be approximately $28,900 in the aggregate from fiscal 2006 through fiscal 2010. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan and changes in the amount of projected benefit obligation as determined by the Pension Plan actuary. The accrued long-term defined benefit plans liability and accruals for other post retirement benefits are classified as long-term liabilities in the consolidated balance sheet at December 31, 2005. The portion of the total unfunded liability that will be contributed by the Company to the Pension Plan in fiscal 2006 of approximately $12,900 is classified as accrued pension obligations at December 31, 2005.

On October 5, 2003, the Company changed its method of accounting for its defined benefit plans (including the Pension Plan) to a method that accelerates the recognition of gains or losses on Pension Plan assets and the projected benefit obligations (‘‘Accelerated Method’’). The Company previously deferred gains and losses on assets and liabilities in excess of the expected rate of return and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the projected benefit obligation. The Company also deferred the recognition of certain changes in the projected benefit obligations (‘‘Deferred Method’’). The Company believes that the Accelerated Method is preferable to the Deferred Method because the recorded pension liability, using the Accelerated Method, will approximate fair value. Pursuant to SFAS No. 87, Employers' Accounting for Pensions, each quarter the Company recognizes interest cost on projected benefit obligations offset by the expected return on Pension Plan assets. In addition, the Company obtains reports from the Pension Plan actuary and Pension Plan trustee to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes in the projected benefit obligations determined by the actuary in the fourth quarter of each fiscal year. This change results in additional volatility in pension expense/income in future periods. Therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period. To conform to the current year presentation, pension expense (income) was reclassified from selling, general and administrative expenses to pension expense (income) for all defined benefit plans in foreign countries. See Note 10.

Stock-Based Compensation: Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its Fiscal 2005 estimate of the expected life of a stock option of six years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company's risk-free rate of return assumption for options granted in Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Prior to February 5, 2003, the Company followed the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’). The Company accounted for stock-based compensation for employees using the intrinsic value method as prescribed by Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the ‘‘intrinsic value method’’). Compensation expense related to restricted stock grants, prior to February 4, 2003, was recognized over the vesting period of the grants.

The following table illustrates the effect that stock-based compensation would have had on net income (loss) and net income (loss) per share of the Predecessor if such compensation had been included in its net income (loss) and net income (loss) per share for the period January 5, 2003 to February 4, 2003:

Predecessor
For the Period January 5, 2003 to February 4, 2003
Net income as reported	$2,358,537
Add: Stock-based employee compensation cost included in reported net income, net of related income tax effects	8
Less: Stock-based employee compensation cost, net of income tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(252)
Net income—pro forma	$2,358,293
Income per share:
Basic and diluted—as reported	$44.51
Basic and diluted—pro forma	$44.50
Weighted average number of shares outstanding:
Basic and diluted	52,989,965

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Total stock-based compensation expense of the Successor for periods presented after February 4, 2003 was as follows:

	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
Stock-based compensation expense before income taxes:
Stock options	$6,765	$4,489	$3,255
Restricted stock grants	4,747	2,632	2,275
Total	11,512	7,121	5,530
Income tax benefit:
Stock options	2,477	1,840	1,302
Restricted stock grants	1,738	1,079	910
Total	4,215	2,919	2,212
Stock-based compensation expense after income taxes:
Stock options	4,288	2,649	1,953
Restricted stock grants	3,009	1,553	1,365
Total	$7,297	$4,202	$3,318

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Weighted average risk free rate of return	3.85%	3.32%	2.55%	n/a
Dividend yield (a)	—	—	—	n/a
Expected volatility of the market price of the Company's common stock	30.0%	35.0%	35.0%	n/a
Expected option life	6 years	5 years	5 years	n/a

(a)	The Company's ability to pay dividends is limited by the terms of the Amended and Restated Credit Agreement and the indenture governing the Senior Notes. See Note 15.

The Predecessor did not grant any stock-based compensation or stock options during the period January 5, 2003 to February 4, 2003.

Advertising Costs: Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2005, Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 were $85,273, $85,972, $66,393, and $7,403, respectively. Cooperative advertising expenses for Fiscal 2005, Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 were $15,913, $18,406, $17,509, and $1,420, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Shipping and Handling Costs: Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2005, Fiscal 2004 and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 were $48,840, $45,195, $38,002, and $3,508, respectively.

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

Assets Held for Sale: The Company classifies non-inventory assets to be sold as assets held for sale. Assets held for sale are reported at estimated fair values less selling costs. Assets held for sale at December 31, 2005 and January 1, 2005 include certain property, plant and equipment identified for disposition.

Notes Receivable: Notes receivable represents the long-term portion of amounts due from third parties evidenced by long-term note agreements, net of allowances for doubtful accounts. Notes receivable earn interest at a rate of 8%. Interest income from notes receivable is included in interest expense, net. The current portion of notes receivable is classified with other current assets.

Deferred Financing Costs: Deferred financing costs represent legal, other professional and bank underwriting fees incurred in connection with the issuance of debt. Such fees are amortized over the life of the related debt using the interest method. Amortization of deferred financing costs is included in interest expense, net.

Financial Instruments: During Fiscal 2005, the Company entered into foreign currency exchange contracts which mature through April 24, 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. See Note 11. The foreign currency exchange contracts are designated as cash flow hedges. Changes in the fair values of these cash flow hedges are deferred and recorded as a component of other comprehensive income until the associated inventory is sold, at which time the deferred gains or losses are recorded in cost of goods sold. Commissions and fees related to foreign currency exchange contacts are expensed as incurred. See Note 19.

The Company also utilizes interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 15. A number of international financial institutions are counterparties to the Company's outstanding letters of credit, interest rate swap agreements and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties. The Company does not use derivative financial instruments for speculative or trading purposes and has not done so since the Petition Date (as defined in Note 3).

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Start-Up Costs: Pre-operating costs relating to the start-up of new product lines and businesses are expensed as incurred.

Other Liabilities: Other long-term liabilities consist primarily of deferred rent and other landlord incentives.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss), unrealized gain (loss) on marketable securities (net of tax) and cumulative translation adjustments. Because such cumulative translation adjustments are considered a component of permanently invested earnings of foreign subsidiaries, no income taxes are provided on such amounts.

Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company's foreign operations at current rates of exchange. Assets and liabilities of the Company's foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders' equity and are included as part of accumulated other comprehensive income. Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in other income (loss) and are expensed in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income. Income and expense items for the Company's foreign operations are translated using monthly average exchange rates.

Reclassifications: For comparative purposes, certain prior period items have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (‘‘SFAS 151’’). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for costs incurred during fiscal years beginning after November 24, 2004. SFAS 151 is effective January 1, 2006 for the Company. The Company believes the provisions of SFAS 151 are consistent with its current accounting position and does not expect the adoption of SFAS 151 to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123R’’). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized ratably over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123R. The SEC rule provides that SFAS 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Among other matters, SFAS 123R requires companies to estimate the future forfeiture rate of stock-based compensation awards. Since February 5, 2003, the Company has recorded stock-based compensation expense based on actual forfeitures of stock-based compensation awards. The Company has determined that the adoption of SFAS 123R at the commencement of its 2006 fiscal year will not have a material effect on its consolidated financial statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (‘‘FIN 47’’). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (‘‘SFAS 143’’), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. SFAS 143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). Adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued Emerging Issue Task Force Abstract No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (‘‘EITF 05-6’’). EITF 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes the remaining lease term and renewals that are deemed to be reasonably assured at the date of acquisition or purchase. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Adoption of EITF 05-6 did not have an effect on the Company’s consolidated financial statements.

Note 2—Acquisitions

Calvin Klein Jeans Business in Europe and Asia: On January 31, 2006, the Company acquired (the "CKJEA Acquisition") 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein "bridge" line of sportswear and accessories in Europe from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (collectively, the "Sellers") for total consideration of approximately €240,000 (approximately $292,000), consisting of cash consideration of approximately €179,000 (approximately $218,000) and assumption of indebtedness of approximately €61,000 (approximately $74,000), net of cash acquired of approximately €13,000 (total assumed debt aggregating approximately €74,000 (approximately $90,000)). In addition, as of December 31, 2005, the Company had incurred professional fees and other related costs of approximately $5,500 in connection with the acquisition. The purchase price is subject to certain post-closing adjustments, including adjustments related to the amount of working capital acquired. Approximately €37,000 (approximately $45,000) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37,000 (approximately $45,000) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The Company is in the process of determining the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180,000 term loan facility under the Amended and Restated Credit Agreement. See Note 15— Financing Agreements—Revolving Credit Facility; Amended and Restated Credit Agreement.

In connection with the consummation of the CKJEA Acquisition, the Company will, subject to certain conditions, acquire 100% of the shares of the company that operates the license for Calvin Klein men's and women's Collection apparel and accessories worldwide on or about January 2, 2008. The Calvin Klein Collection license terminates on December 2013, subject to certain conditions.

In addition, in connection with the consummation of the CKJEA Acquisition, on January 31, 2006, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor).

Ocean Pacific: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (collectively, with its subsidiaries ‘‘OP’’) for $40,000 in cash and the assumption of $1,000 in debt owed to a prior significant shareholder of OP. The assumed debt was repaid simultaneously with the closing. The terms of the acquisition agreement require the Company to make certain contingent payments to the seller if (i) wholesale net revenues (both directly earned by the Company and directly earned by the Company's licensees) exceed a defined threshold for fiscal 2007 and (ii) the operating profits of certain defined direct operations of the Company exceed 5% of wholesale net revenues for fiscal 2007 and fiscal 2008. The contingent payments are based upon the amounts earned by the Company in excess of the applicable thresholds. The defined thresholds represent significant growth in OP's business compared to Fiscal 2004 and 2005. No contingent payments are required if the defined thresholds are not exceeded by the Company. Any contingent payments ultimately made by the Company will be recorded as an increase in the purchase price of OP and an increase in goodwill.

OP, based in Irvine, California, is a surf and beach lifestyle brand which operates both directly and through a network of licensees worldwide and offers a broad array of apparel and accessories for men, women, young men, juniors, and kids under its Op®, Ocean Pacific®, and Op Classics® labels. During Fiscal 2005, the Company exited certain key third party licenses and added certain OP product categories to its wholesale business model.

The results of OP's operations have been included in the Company's consolidated statement of operations (as part of the Company's Swimwear Group) since August 19, 2004 and the acquired assets and liabilities have been included in the Company's consolidated balance sheets. Unaudited pro forma information related to this acquisition is not included since the impact of this transaction is not material to the consolidated results of operations or balance sheet of the Company.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Assets acquired and liabilities assumed at August 19, 2004 were as follows:

Accounts receivable	$1,645
Prepaid and other current assets	1,234
Property, plant and equipment	286
Licenses and trademarks (a)	35,861
Goodwill (b)	17,664
Other	143
Total assets	56,833
Related party debt owed to shareholder	1,000
Accounts payable, accrued liabilities and other current liabilities	2,888
Deferred taxes	12,448
Total liabilities	16,336

Cost of acquisition (c)	$40,497

(a)	Intangible assets include various trademarks of OP and certain license agreements, the terms of which grant the Company the right to receive royalties from licensees for periods ranging from 1 to 21 years. Any contingent payments ultimately recorded by the Company will be recorded as an increase in the purchase price of OP and as an increase in goodwill in accordance with SFAS 141.

(b)	Goodwill recorded in connection with this acquisition is classified in the Swimwear Group.

(c)	The cost of acquisition reflects the purchase price of $40,000 and additional costs incurred by the Company associated with the acquisition of $678 net of cash acquired of $181.

Distribution Facility: In April 2004, the Company entered into an agreement to terminate its joint venture agreement in regards to a distribution facility located in the Netherlands. The Company acquired the remaining outstanding shares of the company formed under the joint venture for $288, net of cash acquired of $104.

Note 3—Bankruptcy and Fresh Start Reporting

Chapter 11 Cases: On June 11, 2001 (the ‘‘Petition Date’’), Warnaco Group, 36 of its 37 U.S. subsidiaries and one of its Canadian subsidiaries, Warnaco of Canada Company (each a ‘‘Debtor’’ and, collectively, the ‘‘Debtors’’), each filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the ‘‘Bankruptcy Court’’) (collectively, the ‘‘Chapter 11 Cases’’). The remainder of Warnaco Group's foreign subsidiaries were not debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

On November 9, 2002, the Debtors filed the Reorganization Plan. On January 16, 2003, the Bankruptcy Court entered (i) its Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the ‘‘Confirmation Order’’).

In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on the Effective Date and the Company entered into a $275,000 Senior Secured Revolving Credit Facility (as amended on November 12, 2003, August 1, 2004 and September 15, 2005, the ‘‘Revolving Credit Facility’’). The Revolving Credit Facility entered into on

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

the Effective Date provided for a four-year, non-amortizing revolving credit facility. In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200,942 of New Warnaco Second Lien Notes due 2008 (the ‘‘Second Lien Notes’’) to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), pursuant to Section 1145(a) of the Bankruptcy Code. The Second Lien Notes were secured by a second priority security interest in substantially all of the Debtors' domestic assets and guaranteed by Warnaco Group and Warnaco's domestic subsidiaries. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of Warnaco's 8 7/8% Senior Notes due 2013 (the ‘‘Senior Notes’’). See Note 15.

Set forth below is a summary of certain material provisions of the Reorganization Plan. Among other things, as described below, the Reorganization Plan resulted in the cancellation of the Old Common Stock issued prior to the Effective Date. The holders of Old Common Stock did not receive any distribution on account of the Old Common Stock under the Reorganization Plan. The Company, as reorganized under the Reorganization Plan, issued 44,999,973 shares of common stock, par value $0.01 per share (the ‘‘New Common Stock’’), in reliance on the exemption from registration afforded by Section 1145 of the Bankruptcy Code, which were distributed to pre-petition creditors as described below. In addition, 5,000,000 shares of New Common Stock were reserved for issuance pursuant to management incentive stock awards, including options. On March 12, 2003, subject to approval by the stockholders of the Company's proposed 2003 Stock Incentive Plan (the ‘‘Stock Incentive Plan’’), the Company authorized the grant of 750,000 shares of restricted stock and options to purchase 3,000,000 shares of New Common Stock at the fair market value of the New Common Stock on the date of grant. On May 28, 2003, the stockholders of the Company approved the Stock Incentive Plan. The Company received no proceeds from the issuance of the New Common Stock and the Second Lien Notes; however, approximately $2,499,385 of indebtedness was extinguished in connection with such issuances.

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

Reorganization Value: In conjunction with the preparation of the Reorganization Plan, the Company considered many factors in determining its reorganization value, including the amount and nature of its monetary assets, estimated earnings and cash flow to be generated by the Company in the future, the enterprise value of apparel companies selling similar products based on quoted market

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

prices and the value of recently completed transactions for the purchase and sale of companies or parts of companies in the apparel industry. All of these factors involved the use of judgments and estimates, the most significant of which involve estimates of future earnings and cash flow that the Company will generate. The Company also engaged an independent third party appraisal and consulting firm (the ‘‘BEV Appraiser’’) to assist the Company in preparing a valuation analysis of the reorganized Company. The BEV Appraiser utilized a combination of the market approach and income approaches. The BEV Appraiser, based upon its discussions with the Company, made certain assumptions in its work. The weighted average long-term debt interest rate was assumed to be 7.81% and the weighted average cost of capital was assumed to be 13.80%. The appraiser used three years of financial projections in its evaluation and determined the terminal value based upon the Company's weighted average cost of capital and expected free cash flow using a 5.00% growth rate per annum. The determination of the Company's projected income and free cash flow required the use of significant judgments and estimates by the Company. Changes in economic conditions and many other factors will have a significant effect on the Company's ability to earn the income or generate the free cash flow assumed in its projections. In addition, the cost of equity or debt financing and the changes in general economic conditions will have a significant effect on the Company's ability to finance and fund its operations and the cost associated with its borrowing activities. As a result, variations in the amounts of income and cash flow actually earned by the Company will have a significant effect on its business enterprise value (‘‘BEV’’).

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

Fair Value of Certain Long-Term Tangible and Intangible Assets: In order to implement the provisions of SFAS 141, the Company engaged an independent third party to appraise its various business units and long-term tangible and intangible assets and to assist the Company in allocating the reorganization value of the Company to its various assets and liabilities at February 4, 2003. The Company engaged an independent third party appraisal and consulting firm (the ‘‘Asset Appraiser’’) separate from the BEV Appraiser to assist the Company in determining the fair value of the Company's long-term tangible assets and identifiable intangible assets. Based upon the reorganization value of the Company, the Asset Appraiser provided detailed analysis of certain of the Company's long-term tangible and intangible assets. See Note 13.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Predecessor February 4, 2003	Discharge of Indebtedness		Issuance of New Securities		Fresh Start Adjustments		Successor February 4, 2003
ASSETS
Current assets:
Cash	$96,224	$(75,533)	(a)	$—		$15	(f)	$20,706
Restricted cash	6,100					100	(f)	6,200
Accounts receivable	190,390							190,390
Inventories	370,527					(22,494	)(h)	348,033
Prepaid expenses and other current assets	53,548							53,548
Assets held for sale	1,485							1,485
Current assets of discontinued operations
Deferred income taxes	2,972					4,427	(e)	7,399
Current assets	721,246	(75,533)		—		(17,952)		627,761
Property, plant and equipment	153,394					(24,037	)(e)	129,357
Other assets:
Licenses, trademarks and other intangible assets	86,904					274,603	(e)	361,507
Deferred financing costs	859			4,427	(d)			5,286
Other assets	2,703							2,703
Goodwill	—	(515,659	)(b)	503,548	(c)	(213,510	)(e)	(225,621)
						3,193	(e)	3,193
				197,019	(d)	114	(f)	197,133
						2,801	(g)	2,801
						22,494	(h)	22,494
Total other assets	90,466	(515,659)		704,994		89,695		369,496
	$965,106	$(591,192)		$704,994		$47,706		$1,126,614
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise:
Current liabilities:
Current portion of long-term debt	$5,050	$—		$—		$—		$5,050
Debtor-in-possession revolving credit facility	—
Revolving credit facility	—	30,579	(a)	1,950	(d)	2,244	(f)	34,773
				4,427	(d)			4,427
Accounts payable	123,235					(859	)(f)	122,376
Accrued liabilities	109,530	—		(1,950	)(d)	(1,156	)(f)	106,424
				(2,981	)(d)	2,801	(g)	(180)
Current liabilities of discontinued operations				(942	)(d)			(942)
Accrued income taxes payable	28,140					—		28,140
Total current liabilities	265,955	30,579		504		3,030		300,068
Long-term debt:
Second Lien Notes due 2008	—	—		200,942	(d)	—		200,942
Capital lease obligations	1,260							1,260
Liabilities subject to compromise	2,499,385	(106,112	)(a)	—		—		2,393,273
		(2,393,273	)(b)					(2,393,273)
Deferred income taxes	4,964					44,676	(e)	49,640
Other long-term liabilities	71,156							71,156
Stockholders' equity (deficiency):
Common Stock, $0.01 par value	654	(654	)(b)	450	(c)	—		450
Additional paid-in capital	908,939	(908,939	)(b)	503,098	(c)	—		503,098
Accumulated other comprehensive loss	(92,671)	92,671	(b)	—		—		—
Deficit	(2,380,615)	2,380,615	(b)	—		—		—
Treasury stock, at cost	(313,889)	313,889	(b)	—		—		—
Unearned stock compensation	(32)	32	(b)	—		—		—
Total stockholders' equity (deficiency)	(1,877,614)	1,877,614		503,548		—		503,548
	$965,106	$(591,192)		$704,994		$47,706		$1,126,614

(footnotes on next page)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

(footnotes from previous page)

(a)	Utilized excess cash of $75,533 and borrowed $30,579 under the Revolving Credit Facility to pay $106,112 (including accrued interest of $14,844) to the Company's pre-petition secured creditors; such amounts were included in liabilities subject to compromise.

(b)	Reflects the discharge of pre-petition indebtedness of $2,393,273 (not including $106,112 in cash paid to pre-petition secured lenders) and cancellation of all outstanding shares of Old Common Stock ($654), including all options and restricted stock, additional paid-in capital ($908,939), treasury stock ($313,889), unearned stock compensation ($32) and elimination of accumulated other comprehensive loss ($92,671) and deficit ($2,380,615). A corresponding amount of $515,659 was recorded as a decrease in goodwill.

(c)	Reflects the issuance of 44,999,973 shares of New Common Stock and recognition of reorganization equity value of $503,548 pursuant to the provisions of the Reorganization Plan. A corresponding amount of $503,548 was recorded as an increase in goodwill.

(d)	Reflects the issuance of $200,000 principal amount of Second Lien Notes to creditors pursuant to the terms of the Reorganization Plan, payment of $1,950 in cash bonus to the Company's former Chief Executive Officer pursuant to the terms of the Reorganization Plan and the payment of $4,427 of deferred financing costs. The Company also issued $942 in Second Lien Notes and 266,400 shares of New Common Stock (representing value of $2,981) to its former Chief Executive Officer in payment of a bonus pursuant to the terms of the Reorganization Plan. The total accrued bonus to the former Chief Executive Officer was $5,873. A corresponding amount of $197,019 was recorded as an increase in goodwill.

(e)	Reflects $24,037 adjustment to fixed assets to their fair value of $129,357 as determined by the Asset Appraiser, $277,796 to intangible assets to reflect their fair value of $364,700 as determined by the Asset Appraiser, offset by the allocation of negative goodwill of $3,193 to indefinite lived intangible assets, the recognition of an initial deferred income tax liability of $49,640 and an adjustment of $4,427 to recognize deferred tax assets of $7,399 related to the preliminary fair value adjustments noted above. The deferred tax balance as of February 4, 2003 reflects an initial valuation allowance of $89,319 which was established in connection with fresh start reporting. A corresponding amount of $138,959 was recorded as the initial decrease in goodwill. The Company recorded a deferred income tax liability of $49,640.

(f)	Borrowed $2,244 under the Revolving Credit Facility to pay certain administrative and priority claims aggregating $859 and $1,156, unaccrued tax claims of $114 and the translation escrow account (subsequently released to the Company) of $100 and to provide additional cash funds at closing of $15. A corresponding amount of $114 was recorded as an increase in goodwill.

(g)	Reflects the recording of an unfavorable contract commitment of $2,801 related to one of the Company's distribution facilities. A corresponding amount of $2,801 was recorded as an increase in goodwill.

(h)	Reflects adjustments of $22,494 to adjust inventory to its fair value of $348,033. A corresponding amount of $22,494 was recorded as an increase in goodwill.

Note 4—Discontinued Operations

During the period February 5, 2003 to January 3, 2004, as part of its ongoing restructuring activities, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz® (‘‘ABS’’) business unit and announced its intention to close its 44 remaining Speedo Authentic Fitness® retail stores. In addition, in the fourth quarter of 2003, the Company announced its intention to rationalize its Warner's European operation through a sale of the business. A description of discontinued operations is presented below:

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Rationalization of Warner's Europe Operations: During the fourth quarter of 2003, the Company announced its plan to exit its Warner's business in Europe. On May 21, 2004, the Company entered into a licensing agreement for its Warner's business in Europe. According to the terms of the agreement, the licensee pays royalties based upon sales. The licensee is not required to pay minimum royalties until fiscal 2007 and no royalties have been earned to date. The Company amended the license agreement in Fiscal 2005.

Summarized operating results for the discontinued operations are as follows:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Net revenues	$222	$17,499	$65,237	$5,994
Loss before provision for income taxes (a)	(288)	(6,336)	(18,369)	(501)
Provision (benefit) for income taxes	(103)	(1,978)	24	—
Loss from discontinued operations	$(185)	$(4,358)	$(18,393)	$(501)

(a)	Includes the loss on the sale of the ABS business unit of $3,143 for the period February 5, 2003 to January 3, 2004. In addition, loss before provision for income taxes for the period February 5, 2003 to January 3, 2004 includes restructuring charges of $9,826 related to the Warner's operation in Europe and the closure of the Company's 44 remaining Speedo Authentic Fitness retail stores.

The assets and liabilities of the discontinued operations at January 1, 2005 are presented in the consolidated balance sheets as follows:

January 1, 2005 (a)
Accounts receivable, net	$1,735
Inventories, net	40
Prepaid expenses and other current assets	504
Property, plant and equipment, net	280
Intangible and other assets	59
Assets of discontinued operations	$2,618
Accounts payable	$130
Accrued liabilities	1,320
Liabilities of discontinued operations	$1,450

(a)	Assets at January 1, 2005 relate to the Warner's business in Europe and liabilities at January 1, 2005 relate to the Warner's business in Europe and the Speedo Authentic Fitness retail stores.

Note 5—Reorganization Items (Predecessor)

In connection with the Chapter 11 Cases, the Company initiated several strategic and organizational changes to streamline its operations, focus on its core businesses and return it to profitability. In connection with these actions, by January 4, 2003 the Company had closed all of its domestic outlet retail stores and certain of its Speedo Authentic Fitness retail stores. In the first quarter of 2003, the Company closed the last three remaining Speedo Authentic Fitness retail stores. Long term obligations related to many of the strategic actions, including the closure and consolidation of certain European facilities, are expected to be fully paid by the end of the first quarter of fiscal 2006.

During the fourth quarter of Fiscal 2002, the Company completed a strategic review of its Intimate Apparel operations in Europe and formalized a plan to consolidate its European manufacturing operations and to restructure certain other manufacturing, sales, and administrative

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

operations in Europe (the ‘‘Social Plan’’). The Company incurred severance, outplacement, legal, accounting and other expenses associated with the Social Plan covering approximately 350 employees. Through February 4, 2003, the Company had accrued $14,698 related to the minimum level of benefits to be paid to terminated employees in addition to legal fees and other shutdown expenses in connection with the Social Plan. In the period February 5, 2003 to January 3, 2004, the Company recorded an additional $1,723 for obligations due under the Social Plan. The costs incurred after February 4, 2003 are recorded as part of ‘‘restructuring items’’ of the Successor in the consolidated statement of operations.

As a direct result of the Chapter 11 Cases, the Company has recorded certain liabilities, incurred certain legal and professional fees and written-down certain assets. The transactions recorded were consistent with the provisions of SOP 90-7.

Reorganization items included in the consolidated statement of operations for the period January 5, 2003 to February 4, 2003 were $29,805. Included in reorganization items are certain non-cash asset impairment provisions and accruals for items that were paid in cash. Subsequent to February 4, 2003, to the extent that the Company incurred reorganization items in respect of the Chapter 11 Cases, such items have been recorded in SG&A expenses. Included in SG&A expenses for Fiscal 2004 and the period February 5, 2003 to January 3, 2004 are legal and professional fees and certain employee-related costs relating to the Chapter 11 Cases of $662 and $5,012, respectively.

Reorganization items were as follows:

Predecessor
Period January 5, 2003 to February 4, 2003
Legal and professional fees	$4,468
Employee contracts and retention	14,540
Facility shutdown costs	(2)
Lease terminations	10,098
Aviation and other assets	631
Losses from write-offs and sales of fixed assets	70
$29,805
Cash portion of reorganization items	$14,244
Non-cash portion of reorganization items	$15,561

The Reorganization Plan was consummated on February 4, 2003. Pursuant to the Reorganization Plan, unsecured pre-petition claimants received their pro rata share of 1,147,050 shares of New Common Stock. The shares were distributed to each individual claimant in 2003.

Note 6—Restructuring Expense (Income)

During Fiscal 2005 the company recorded income related to restructuring items of $503 related primarily to the reversal of accruals due to reductions in the estimated amounts required for employee terminations, partially offset by expenses incurred in connection with the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities. During Fiscal 2004 and the period February 5, 2003 to January 3, 2004, the Company incurred restructuring charges of $5,130 and $19,101, respectively, primarily related to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities, the January 2004 sale of the Company's manufacturing facility in Honduras and the February 2004 sale of the Company's San Luis, Mexico manufacturing facility.

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

Sale of Manufacturing Facility in San Luis, Mexico: During the first quarter of Fiscal 2004, the Company entered into an agreement to sell its manufacturing operation located in San Luis, Mexico. The manufacturing operation sold consisted of a combined cutting and sewing facility. The sale was finalized in March 2004. In connection with the sale, the Company entered into an 18-month production agreement with the buyer (expired in Fiscal 2005). The Company has no obligation to guarantee open purchase orders for the buyer.

A summary of restructuring charges is as follows:

	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
Employee termination costs and related items (a)	$(1,262)	$3,315	$7,957
Facility shutdown costs, loss on disposal/write-down of property, plant and equipment (b)	864	857	8,517
Inventory write-down (c)	—	—	2,120
Lease and contract termination costs (d)	(130)	750	2,500
Legal and professional fees	25	208	127
	$(503)	$5,130	$21,221
Cash portion of restructuring items	$(1,143)	$4,453	$12,865
Non-cash portion of restructuring items	$640	$677	$8,356

(a)	For Fiscal 2005, includes a gain of $1,485 related to the reversal of accruals for the estimated amounts required for employee terminations, partially offset by severance and other benefits of $223 payable to 38 employees. During the third quarter of Fiscal 2005, the Company determined that certain employee termination accruals of $1,415 related to the Company’s formalized Social Plan to consolidate its European manufacturing operations (initiated in the fourth quarter of Fiscal 2002) were no longer required.

For Fiscal 2004, includes severance and other benefits payable to approximately 672 employees. Severance related costs were paid to employees whose jobs were eliminated as part of restructuring initiatives undertaken in Fiscal 2003 ($2,263), the sale, in the first quarter of Fiscal 2004, of the Company's San Luis, Mexico manufacturing facility ($992) and the January 2005 shutdown of two retail outlet stores in the United Kingdom ($60). During Fiscal 2004, the Company reduced its accrual for employee termination costs by $660, which had been previously accrued.

For the period February 5, 2003 to January 3, 2004, relates to severance and other benefits payable to approximately 1,656 terminated employees. Substantially all payments to such employees were complete by the end of Fiscal 2004.

(b)	For Fiscal 2005, includes $640 of net losses on disposal / writedowns of assets related to facilities that had been either closed or sold.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

For Fiscal 2004, as relates to closed facilities, includes a net gain of $742 on the sale of property, plant and equipment and write downs of certain items of property, plant and equipment totaling $667.

For the period February 5, 2003 to January 3, 2004, relates to the write-down or abandonment of certain property, plant and equipment to net realizable value.

(c)	For the period February 5, 2003 to January 3, 2004, the Intimate Apparel group recorded an inventory write-down primarily related to its former manufacturing facility in Honduras which it sold in January 2004. Inventory markdowns are included in cost of goods sold as period costs. See Note 1.

(d)	For Fiscal 2005, amount includes the reversal of an accrual no longer required related to the closure of a technical production support center located in Van Nuys, California. The accrual was no longer required because the Company settled the lease with the landlord earlier than anticipated.

For the period February 5, 2003 to January 3, 2004, relates to an amount paid to terminate the Company's third-party distribution agreement for Calvin Klein jeans.

Restructuring charges have been recorded in the consolidated statement of operations for Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004 as follows:

	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004
Cost of goods sold	$—	$—	$2,120
Restructuring expense	(503)	5,130	19,101
	$(503)	$5,130	$21,221

Changes in liabilities related to restructuring and reorganization items are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal and Professional Fees	Lease and Contract Termination Costs	Total
Balance at January 3, 2004	$10,550	$236	$420	$—	$11,206
Charges for Fiscal 2004	3,315	932	208	750	5,205
Cash reductions for Fiscal 2004	(11,091)	(1,162)	(603)	(175)	(13,031)
Effect of foreign currencies	(155)	(2)	—	(2)	(159)
Balance at January 1, 2005	2,619	4	25	573	3,221
Charges for Fiscal 2005	(1,262)	224	25	(130)	(1,143)
Cash reductions for Fiscal 2005	(1,428)	(232)	(30)	(438)	(2,128)
Effect of foreign currencies	373	4	(10)	(5)	362
Balance at December 31, 2005	$302	$—	$10	$—	$312

Note 7—Related Party Transactions

The Company leased certain real property from an entity controlled by a former employee. All rights and obligations related to this lease were transferred to the new owners of the ABS business unit in the first quarter of Fiscal 2004. See Note 4. Rent expense related to this lease for Fiscal 2004, the period February 5, 2003 to January 3, 2004 and the period January 5, 2003 to February 4, 2003 was $40, $496 and $45, respectively, and is included in income (loss) from discontinued operations.

In 2001, the Company entered into a consulting agreement with Alvarez & Marsal, Inc. (‘‘A&M’’). Under this agreement, several individuals who held executive positions with the Company (including Antonio C. Alvarez II, former President and Chief Executive Officer of the Company, and James P. Fogarty, former Senior Vice President and Chief Financial Officer of the Company) provided services as advisors to the Company. Mr. Alvarez is a co-founding Managing Director and Mr. Fogarty is a Managing Director of A&M. The A&M consulting agreement was terminated on June 11, 2001 and certain A&M employees became employees of the Company.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

In connection with the Company's emergence from Chapter 11 bankruptcy protection, it entered into a second consulting agreement with A&M on January 29, 2003, which was supplemented by a March 18, 2003 letter agreement (collectively, the ‘‘A&M Agreement’’), pursuant to which Mr. Alvarez and Mr. Fogarty continued serving the Company as Chief Executive Officer and Chief Financial Officer, respectively, and certain other A&M affiliated persons continued serving the Company in a consulting capacity. The A&M Agreement was effective as of February 4, 2003. Mr. Alvarez and Mr. Fogarty provided transitional assistance to the Company during 2003. During the period February 5, 2003 to January 3, 2004, the Company incurred expenses totaling $3,524 in connection with services performed by A&M. All amounts had been paid as of January 1, 2005.

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

Note 8—Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga, Body Nancy Ganz/Bodyslimmers, J. Lo by Jennifer Lopez®, Axcelerate/Axcelerate Engineered by Speedo, Calvin Klein, Lejaby, Lejaby Rose and Rasurel® brand names. As of December 31, 2005, the Intimate Apparel Group also operated 121 Calvin Klein retail stores worldwide (consisting of 59 stores directly operated by the Intimate Apparel Group, including one on-line store, and 62 stores operated under retail licenses or distributor agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps brands.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, OP, Axcelerate/Axcelerate Engineered by Speedo and Calvin Klein brand names. The Swimwear Group also operates two Speedo outlet stores and one on-line store.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Information by business group, excluding discontinued operations, is set forth below:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Successor
Fiscal 2005
Net revenues	$595,702	$517,567	$391,146	$1,504,415	$—	$1,504,415
Operating income (loss)	66,679	71,845	44,186	182,710	(80,818)	101,892
Depreciation and amortization	7,231	6,318	6,226	19,775	13,920	33,695
Restructuring income	—	—	—	—	(503)	(503)
Capital expenditures	9,365	4,323	5,241	18,929	20,175	39,104
Fiscal 2004
Net revenues	$588,256	$455,601	$380,324	$1,424,181	$—	$1,424,181
Operating income (loss)	55,361	53,757	58,147	167,265	(71,130)	96,135
Depreciation and amortization	7,454	5,884	4,168	17,506	14,950	32,456
Restructuring expense	—	—	—	—	5,130	5,130
Capital expenditures	9,853	5,587	2,320	17,760	14,100	31,860
For the Period February 5, 2003 to January 3, 2004
Net revenues	$537,507	$402,682	$324,112	$1,264,301	$—	$1,264,301
Operating income (loss)	53,554	26,222	43,926	123,702	(75,564)	48,138
Depreciation and amortization	8,988	2,495	4,359	15,842	27,632	43,474
Restructuring expense	—	—	—	—	19,101	19,101
Capital expenditures	6,921	3,386	2,760	13,067	17,025	30,092
Predecessor
For the Period January 5, 2003 to February 4, 2003
Net revenues	$35,306	$37,834	$36,980	$110,120	$—	$110,120
Operating income (loss)	2,304	5,542	8,975	16,821	(35,945)	(19,124)
Depreciation and amortization	1,102	939	495	2,536	1,785	4,321
Reorganization expense	—	—	—	—	29,805	29,805
Capital expenditures	149	202	10	361	282	643
Balance Sheet
Total Assets:
December 31, 2005	$280,480	$232,943	$362,149	$875,572	$346,644	$1,222,216
January 1, 2005	$303,484	$254,728	$356,288	$914,500	$239,404	$1,153,904
Property, Plant and Equipment:
December 31, 2005	$19,061	$9,703	$17,607	$46,371	$70,624	$116,995
January 1, 2005	$17,545	$8,875	$15,917	$42,337	$64,600	$106,937

The Company does not include corporate departmental expenses, reorganization items, restructuring items and depreciation and amortization of corporate assets in its determination of segment operating income (loss). Corporate departmental expenses include general corporate overhead and certain shared corporate services. The Company evaluates the business groups' results without allocating these corporate/other items. Other companies may allocate these costs to their operating divisions and, as a result, the operating results of the Company's operating groups may not be directly comparable to the results of other companies. The table below summarizes corporate/other expenses for each period presented:

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Unallocated corporate expenses	$67,401	$51,050	$28,831	$4,355
Reorganization expense	—	—	—	29,805
Restructuring expense (income)	(503)	5,130	19,101	—
Depreciation and amortization of corporate assets	13,920	14,950	27,632	1,785
Corporate/other expenses	$80,818	$71,130	$75,564	$35,945

A reconciliation of Group operating income to income from continuing operations before provision for income taxes for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003 is as follows:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Group operating income	$182,710	$167,265	$123,702	$16,821
Corporate/other items	(80,818)	(71,130)	(75,564)	(35,945)
Operating income (loss)	101,892	96,135	48,138	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692,696)
Fresh start adjustments	—	—	—	(765,726)
Other (income) loss	1,019	(2,197)	(2,817)	359
Interest expense, net	18,080	19,821	20,641	1,751
Income from continuing operations before provision for income taxes	$82,793	$78,511	$30,314	$2,437,188

Geographic Information: Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Successor						Predecessor
	Fiscal 2005%		Fiscal 2004%		For the Period February 5, 2003 to January 3, 2004%		For the Period January 5, 2003 to February 4, 2003%
Net revenues:
United States	$1,076,873	71.6%	$1,033,543	72.6%	$946,341	74.9%	$82,824	75.2%
Canada	92,189	6.1%	91,655	6.4%	79,463	6.3%	5,813	5.3%
Europe	252,919	16.8%	236,320	16.6%	197,857	15.6%	17,847	16.2%
Mexico	44,974	3.0%	33,595	2.4%	17,709	1.4%	1,849	1.7%
Asia	37,460	2.5%	29,068	2.0%	22,931	1.8%	1,787	1.6%
	$1,504,415	100.0%	$1,424,181	100.0%	$1,264,301	100.0%	$110,120	100.0%

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	December 31, 2005		January 1, 2005
Property, plant and equipment, net:
United States	$92,370	79.0%	$74,318	69.5%
All other	24,625	21.0%	32,619	30.5%
	$116,995	100.0%	$106,937	100.0%

Information about Major Customers: For Fiscal 2005, one customer, Federated Department Stores, accounted for 11.4% of the Company’s net revenues. No one customer accounted for more than 10% of the Company's net revenues for Fiscal 2004 or for the period February 5, 2003 to January 3, 2004. One customer, Wal-Mart Stores, Inc., accounted for approximately 16.1% of the Company's net revenues for the period January 5, 2003 to February 4, 2003.

Note 9—Income Taxes

The following presents the United States and foreign components of income from continuing operations before income taxes and discontinued operations:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Income from continuing operations before provision for income taxes:
Domestic	$22,085	$28,858	$(13,351)	$2,440,938
Foreign	60,708	49,653	43,665	(3,750)
Total	$82,793	$78,511	$30,314	$2,437,188

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following presents the components of the Company's total income tax provision from continuing operations:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Current:
Federal	$454	$—	$—	$—
State and local	41	910	1,000	—
Foreign	13,198	10,206	13,275	566
Total current tax provision	$13,693	$11,116	$14,275	$566
Deferred:
Federal	$8,561	$10,254	$1,751	$521,421
State and local	1,415	2,106	452	112,133
Foreign	6,797	6,575	(4,290)	(9,186)
Valuation allowance increase (decrease)	90	1,585	(104)	(546,784)
Total deferred tax provision	$16,863	$20,520	$(2,191)	$77,584
Provision for income taxes	$30,556	$31,636	$12,084	$78,150

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Income from continuing operations before provision for income taxes	$82,793	$78,511	$30,314	$2,437,188
Income tax expense computed at U.S. statutory rate	$28,978	$27,479	$10,610	$853,016
State income taxes, net of federal benefit	947	1,960	944	72,887
Foreign taxes in excess of (less than) the U.S. statutory rate	(1,252)	(598)	(6,312)	1,879
Net U.S. tax on distribution of foreign earnings	—	—	7,106	—
Fresh start adjustments	—	—	—	(303,251)
Other, net	1,793	1,210	(160)	403
Increase (decrease) in valuation allowance	90	1,585	(104)	(546,784)
Provision for income taxes	$30,556	$31,636	$12,084	$78,150

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The components of deferred tax assets and liabilities as of December 31, 2005 and January 1, 2005 were as follows:

	December 31, 2005	January 1, 2005
Deferred tax assets:
Inventory	$10,506	$12,086
Pension and post-retirement benefits	16,805	17,847
Advertising credits	12,947	13,558
Reserves and accruals	23,637	29,312
Net operating losses	132,445	142,596
Other	4,460	2,161
	200,800	217,560
Valuation allowance	(158,599)	(165,835)
Subtotal	42,201	51,725
Gross deferred tax liabilities:
Depreciation and amortization	110,977	106,270
Other	876	8,650
Subtotal	111,853	114,920
Deferred tax liability—net	$(69,652)	$(63,195)

Successor Company: Realization of the Company's deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company used in forecasting future taxable income require significant judgment and take into account its recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of the end of Fiscal 2005 and 2004, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets.

In accordance with the methodology discussed above, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that "more likely than not’’ may not be realized. The valuation allowance decreased to $158,599 (of which $26,642 relates to foreign entities) at December 31, 2005 from $165,835 (of which $30,552 relates to foreign entities) at January 1, 2005, primarily as a result of the utilization of certain net operating loss carryforwards. A portion of the valuation allowance in the amount of approximately $151,080 (of which $20,410 relates to foreign entities) and approximately $157,932 (of which $23,936 relates to foreign entities) at December 31, 2005 and January 1, 2005, respectively, relates to deferred tax assets which were recorded in fresh start accounting. The realization of such amount in future years will be allocated to reduce goodwill and other non-current intangible assets.

Under U.S. tax law, a company that realized cancellation of debt (‘‘COD’’) income while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD income will be required to reduce certain tax attributes in an amount equal to the COD income excluded from taxable income. If the attribute reduction is applied on a consolidated return basis, all of the Company's U.S. consolidated net operating loss (‘‘NOL’’) carryovers generated prior to Fiscal 2004 would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

approximately $246,200 at the end of Fiscal 2003. Under Section 382 of the Internal Revenue Code, the Company can use its NOL carryforwards to reduce U.S. taxable income, if any, by approximately $23,400 per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Furthermore, the Company believes that as a result of the COD income, it can increase the annual limitation amount above due to the built-in gain rules under Section 382. There can be no assurance that the Company's position of treating the COD income as an item of built-in gain will be sustained upon review by the Internal Revenue Service, in which case certain losses and expenses generated during the five-year period after emergence will be subject to the annual limitation amount above. Any tax benefit from the utilization of consolidated U.S. net operating losses attributable to periods before emergence from bankruptcy will reduce either goodwill or other intangible assets when realized and will not affect the Company's future results of operations.

At December 31, 2005, the Company had U.S. NOL carryforwards of approximately $295,830 (including approximately $246,200 described above that is subject to Section 382) expiring in periods beginning in 2009 through 2024. The Company had foreign NOL carryforwards of approximately $82,543, of which $2,698 expire between the years 2008 and 2015 and $79,845 have an indefinite life. The Company has approximately $1,104 of U.S. alternative minimum tax credit carryforwards which have an indefinite carryforward period. The Company has foreign tax credit carryforwards of $210, of which $5 expires in 2012 and $205 expires in 2013. The Company has state tax credit carryforwards of $844, of which $714 expire in periods beginning in 2006 through 2011. $130 of the Company's state tax credit carryforwards have an indefinite life.

Tax benefits associated with the exercise of employee stock options and other employee stock programs of $1,356 in Fiscal 2005, $768 in Fiscal 2004 and $249 for the period February 5, 2003 to January 3, 2004, were allocated to shareholders' equity. A corresponding valuation allowance for deferred taxes has been recorded for Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004. The associated benefit will be credited to equity when realized.

As of December 31, 2005, the total amount of undistributed earnings of foreign subsidiaries was approximately $104,484. The Company's intention is to permanently reinvest these earnings and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company. Determination of the amount of unrecognized U.S. income tax liability with respect to such earnings is not practical.

On October 22, 2004, the American Jobs Creation Act of 2004 (the ‘‘AJC Act’’) was signed into law. The AJC Act provides a temporary incentive for U.S. multinationals to repatriate foreign earnings at a 5.25% U.S. tax rate. In 2005 the IRS issued a series of notices which provided clarifying language and guidance regarding the special one-time dividends received deduction. The Company has considered this guidance in light of its tax position and overall business strategy, and it did not repatriate any of its foreign earnings under the special provisions of the AJC Act.

The Company and its subsidiaries' income tax returns are routinely examined by U.S., state, and foreign tax authorities. The tax years under examination vary by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years to ensure the Company's provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.

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

The Company has also established a valuation allowance against certain foreign NOL carry- forwards to reduce them to the amount that will, more likely than not, be realized.

Note 10—Employee Retirement Plans

The Company has a defined benefit Pension Plan in the United States, which covers substantially all full-time domestic employees. The Pension Plan is noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide post-retirement benefits to retired domestic employees (‘‘Other Benefit Plans’’). The Other Benefit Plans are, in most cases, contributory with retiree contributions adjusted annually. The Company also has unfunded defined benefit pension plans in foreign countries.

On October 5, 2003 (the beginning of the fourth quarter of 2003), the Company changed its method of accounting for its defined benefit plans (including the Pension Plan) to a method that accelerates the recognition of gains or losses which are changes in the amount of either the projected benefit obligations or plan assets resulting from experience different than assumed and from changes in assumptions (‘‘Accelerated Method’’). The Company previously deferred gains and losses and amortized the deferred amount into operations over the remaining estimated service life to the extent such gains and losses exceeded 10% of the Pension Plan's projected benefit obligations (‘‘Deferred Method’’). The Company believes that the Accelerated Method is preferable because the recorded pension liability, using the Accelerated Method, will approximate fair value. Pursuant to SFAS No. 87, Employer’s Accounting for Pensions, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan trustee and Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the impact of actual gains and losses that differ from the expected return on Pension Plan assets and any other changes determined by the actuary in the fourth quarter of each year based upon the year-end measurement. This change results in additional volatility in pension expense or income. Therefore, the Company reports pension expense or income on a separate line of its statement of operations. To conform to the current year presentation, the pension income or expense line item in the statement of operations also includes pension expense or income related to the Company’s unfunded foreign defined benefit pension plans which are considered immaterial to the consolidated financial statements and, therefore, are not included in the following tables.

Effective January 1, 2003 the Pension Plan was amended such that participants in the Pension Plan will not earn any additional pension benefits after December 31, 2002. The accumulated benefit obligation for the Pension Plan was equal to the projected benefit obligation at December 31, 2005 and January 1, 2005 due to the curtailment of plan benefits at December 31, 2002.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A reconciliation of the balance of domestic plan benefit obligations follows:

	Pension Plan		Other Benefit Plans
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Change in projected benefit obligations:
Benefit obligation at beginning of period	$156,436	$161,677	$5,233	$5,868
Service cost	—	—	302	229
Interest cost	8,658	8,338	394	270
Change in actuarial (gain) loss (a)	(647)	(3,192)	2,001	(498)
Benefits paid	(10,241)	(10,387)	(685)	(636)
Benefit obligation at end of period (b)	$154,206	$156,436	$7,245	$5,233

(a)	The Pension Plan’s actuarial gain in Fiscal 2005 is primarily related to the net effect of a gain related to the change in discount rate of approximately $6,000, a loss related to plan amendments for prior service cost of approximately $3,500 and a loss related to a change in mortality tables effective December 31, 2005 of approximately $2,000. The Other Benefit Plans actuarial loss in Fiscal 2005 is primarily related to an increase in the Company’s contribution percentage toward the cost of retiree medical benefits. The Pension Plan's actuarial gain in Fiscal 2004 is primarily related to the change in the discount rate.

(b)	Pension Plan benefit obligation reflects the domestic pension plan only. In addition, the Company had foreign defined benefit plan obligations of $3,886 and $4,048 as of December 31, 2005 and January 1, 2005, respectively, of which $3,780 and $3,697 were classified as retirement obligations on the Company's Consolidated Balance Sheet as of December 31, 2005 and January 1, 2005, respectively.

A reconciliation of the change in the fair value of domestic plan assets is as follows:

	Pension Plan		Other Benefit Plans
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Fair value of plan assets at beginning of period	$110,440	$97,245	$—	$—
Actual return on plan assets	6,851	11,296	—	—
Employer's contributions	4,978	12,286	685	636
Benefits paid	(10,241)	(10,387)	(685)	(636)
Fair value of plan assets at end of period	$112,028	$110,440	$—	$—
Funded (unfunded) status	$(42,178)	$(45,996)	$(7,245)	$(5,233)
Unrecognized net actuarial loss	—	—	2,350	503
Net amount recognized / Retirement obligations	$(42,178)	$(45,996)	$(4,895)	$(4,730)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The components of domestic net periodic benefit (income) cost are as follows:

	Pension Plan				Other Benefit Plans
	Successor			Predecessor	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Service cost	$—	$—	$—	$—	$302	$229	$228	$9
Interest cost	8,658	8,338	9,269	—	394	270	269	24
Expected return on plan assets	(7,576)	(6,934)	(5,154)	—	—	—	—	—
Gain (loss) on plan assets in
excess of expected return	725	(4,362)	(10,603)	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	(34)
Net actuarial (gain) loss (a)	(647)	(3,192)	—	—	154	—	—	—

Net benefit (income) cost (b)	$1,160	$(6,150)	$(6,488)	$—	$850	$499	$497	$(1)

(a)	The Pension Plan net actuarial gain in Fiscal 2005 is primarily related to the net effect of a gain related to the change in the discount rate, a loss related to plan amendments for prior service costs and a loss related to a change in the mortality tables. The net actuarial gain in Fiscal 2004 is primarily related to the change in the discount rate.

(b)	The Pension Plan net benefit (income) cost reflects the domestic pension plan only. The amounts do not include foreign defined benefit plans of $403 of expense, $634 of income and $323 of income for Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively.

The domestic Pension Plan's weighted average asset allocations are as follows:

	Targeted Asset Allocation	December 31, 2005	January 1, 2005
Asset Category:
Equity securities	40%	42%	42%
Debt securities	20%	16%	16%
Real estate	5%	7%	7%
Other	35%	35%	35%
Total	100%	100%	100%

The Company's investment strategy for the Pension Plan's assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 15% of overall Pension Plan assets at December 31, 2005. The Company's goal is to provide for steady growth in the Pension Plan's assets, exceeding the Company's expected return on plan assets of 7%. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other investments and fund managers. The portfolio is balanced annually to maintain the Company's targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines; actual investments may differ from the targeted allocations.

The Company expects to contribute approximately $12,900 to the Pension Plan in fiscal 2006 and approximately $16,000 from 2007 through 2010. The amount of cash contributions the Company is required to make to the Pension Plan could increase or decrease depending on the performance of the Pension Plan's assets and other factors which are not in the control of the Company. The Company’s

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

expected cash contributions to the Other Benefit Plans are equal to the expected benefit payments as shown in the table below due to the nature of the Other Benefit Plans.

Future domestic benefit payments are expected to be:

	Pension Plan	Other Benefit Plans
2006	$9,900	$610
2007	9,900	580
2008	9,900	540
2009	10,100	480
2010	10,300	470
2011-2015	54,300	2,260

The weighted-average assumptions used in the actuarial calculations for the Pension Plan and Other Benefit Plans were as follows:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	February 5, 2003 to January 3, 2004	January 5, 2003 to February 4, 2003
Discount Rate	5.85%	5.50%	5.30%	5.30%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Average rate of compensation increase	N/A	N/A	N/A	N/A

The Company's discount rate assumption for both the Pension Plan and Other Benefit Plans was 5.85% for Fiscal 2005, 5.5% for Fiscal 2004 and 5.3% for the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003. The Company considers changes in the interest rate for ten-year United States Treasury Bonds and other long-term low risk bond rates as indicative of its discount rate. The Company's expected rate of return in the table above only applies to Pension Plan assets and reflects the Company's expectation of the long-term rate of return on the Pension Plan's assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.

The Company evaluates its assumptions related to the expected return on plan assets in the fourth quarter of each fiscal year and revises the expected return on plan assets for future valuations as required. In the fourth quarter of Fiscal 2002, the Company revised the expected return on plan assets for future valuations to 7% effective with the Pension Benefit Plan's 2003 year. The Company's review in the fourth quarter of Fiscal 2005 did not result in a change in the estimated return assumption for future periods. The rate of compensation increase is not applicable because Pension Plan participants' benefits have been frozen. The Company's Pension Benefit Plan and Other Benefit Plans measurement date is December 31st.

For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Other Benefit Plans is as follows:

	December 31, 2005	January 1, 2005
Health care cost trend rate assumed next year	10.0%	10.5%
Rate at which the trend rate is assumed to decline
(the ultimate trend rate)	5.0%	5.0%
Year trend rate reaches the ultimate rate	2015	2015

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$72	$(59)
Effect on health care component of the accumulated post-retirement benefit obligation	$588	$(489)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was passed into law. The Act provides for a subsidy for certain costs related to prescription drug benefits to sponsors of post retirement healthcare plans that provide prescription drug benefits to retirees. FSP No.106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘‘FSP 106-2’’), defines the accounting treatment for changes in post retirement benefit liabilities and post retirement benefits expense that are necessitated by the provisions of the Act. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004 (the three months ended October 2, 2004 for the Company). Based upon the provisions of the Company's post retirement benefit plans, the retirees eligible to participate in such plans, the participation rate of such retirees and the contribution rates attributable to the participants in the plans, the Company does not believe that the enactment of the Act was a ‘‘Significant Event’’ to its post retirement benefit plans as defined in paragraph 73 of SFAS No. 106, Employers Accounting for Post Retirement Benefits Other Than Pensions, and as a result, the Act did not have a material effect on the Company's post retirement benefit obligation or expense. The Company may amend its existing post retirement plans so that benefits payable under the plans will qualify for reimbursement under the Act in the future. Such amendments, if any, will be reflected in future valuations of the Company's post retirement benefit obligation and determination of the related post retirement benefits expense.

The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any individual employee was $5.040, $4.920, and $4.200 for 2005, 2004, and 2003, respectively. Employees vest in the Company contribution over four years. Company contributions to the defined contribution plan, in the aggregate, were $1,667, $1,458, $918, and $83 for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003, respectively.

The Company contributed to multi-employer defined benefit pension plans on behalf of union employees of two manufacturing facilities and contributes to a multi-employer defined benefit pension plan on behalf of union employees of a warehouse and distribution facility, which amounts are not significant for the periods presented.

On April 25, 2005, the Company adopted a deferred compensation plan (the ‘‘Deferred Compensation Plan’’) for the benefit of certain employees. The Deferred Compensation Plan allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% of their incentive pay. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company will establish a ‘‘rabbi’’ trust in connection with the Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan’s aggregate benefit obligations. As of December 31, 2005, the Company had a liability with respect to the Deferred Compensation Plan of $162 for employee contributions and investment activity to date, which is recorded in other long-term liabilities.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 11—Inventories

	December 31, 2005	January 1, 2005
Finished goods	$243,125	$259,451
Work in process / in transit	55,974	45,384
Raw materials	27,175	30,816
	$326,274	$335,651

As of December 31, 2005, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $3,352 for a total of approximately €2,745 at a weighted-average exchange rate of 1.221 $/€. The foreign currency exchange contracts mature through April 24, 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. As of December 31, 2005, the fair value of the outstanding foreign currency exchange contracts was $98. The Company did not have any foreign currency exchange forward contracts outstanding as of January 1, 2005.

Note 12—Property, Plant and Equipment

	December 31, 2005	January 1, 2005
Land and land improvements	$1,260	$1,260
Building, building improvements and leasehold
improvements	38,799	33,687
Furniture and fixtures	43,101	32,159
Machinery and equipment	23,545	20,114
Computer hardware and software	64,110	64,549
Construction in progress	22,006	8,053
	$192,821	$159,822
Less: Accumulated depreciation and amortization	(75,826)	(52,885)
Property, plant and equipment, net	$116,995	$106,937

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 13—Intangible Assets and Goodwill

The following tables set forth intangible assets at December 31, 2005 and January 1, 2005 and the activity in the intangible asset accounts during Fiscal 2005 and Fiscal 2004:

	December 31, 2005			January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term (Company as licensee)	$108,363	$10,158	$98,205	$104,030	$6,140	$97,890
Licenses for a term (Company as licensor)	5,861	1,790	4,071	5,861	425	5,436
Sales order backlog (a)	—	—	—	11,800	11,800	—
Other (a)	—	—	—	662	662	—
	114,224	11,948	102,276	122,353	19,027	103,326
Indefinite lived intangible assets:
Trademarks	154,397	—	154,397	156,679	—	156,679
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500
	199,897	—	199,897	202,179	—	202,179
Intangible Assets	$314,121	$11,948	$302,173	$324,532	$19,027	$305,505

(a)	During Fiscal 2005, the Company wrote off its fully amortized sales order backlog and other fully amortized finite-lived intangible assets.

	Trademarks	Licenses in Perpetuity	Finite lived Intangible Assets	Total
Balance at January 3, 2004	$125,327	$45,500	$100,696	$271,523
Acquisition of Ocean Pacific (a)	30,000	—	5,861	35,861
Amortization expense	—	—	(3,231)	(3,231)
Translation adjustments	1,352	—	—	1,352
Balance at January 1, 2005	156,679	45,500	103,326	305,505
Acquisition of CK Swimwear (b)	—	—	4,333	4,333
Amortization expense	—	—	(5,383)	(5,383)
Translation adjustments	(2,282)	—	—	(2,282)
Balance at December 31, 2005	$154,397	$45,500	$102,276	$302,173

(a)	Following the acquisition of OP on August 19, 2004 (See Note 2), the Company recorded $30,000 related to the fair value of indefinite-lived trademarks acquired. In addition, the Company recorded $5,861, representing the fair value of finite-lived intangible assets related to license agreements which grant the Company the right to receive royalties for a fixed term. The amortization periods related to these finite- lived intangible assets are equal to the estimated duration of each individual license and range from one to 21 years.

(b)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women’s swimwear. The license was subject to certain remaining rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company acquired the remaining rights under the Calvin Klein swimwear license for $4,333, which is being amortized through June 2007 using the straight-line method.

The following table summarizes the Company's weighted average amortization period related to each class of finite-lived intangible asset:

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Weighted Average Amortization Period
Finite lived intangible assets:
Licenses for a term (Company as licensee)	38 years
Licenses for a term (Company as licensor)	9 years

The following table summarizes the Company's estimated amortization expense for intangible assets for the next five years:

2006	$5,730
2007	4,691
2008	3,418
2009	3,286
2010	2,998

The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2005 and for Fiscal 2004:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at January 3, 2004	$22,335	$10,592	$15,002	$47,929
Adjustment:
Acquisition of Ocean Pacific (a)	—	—	17,664	17,664
Acquisition of joint venture (b)	370	—	—	370
Income taxes (c)	(9,525)	(4,516)	(8,251)	(22,292)
Goodwill balance at January 1, 2005	13,180	6,076	24,415	43,671
Adjustment:
Income taxes (d)	(8,019)	(4,113)	(5,402)	(17,534)
Other (e)	(49)	1,854	820	2,625
Goodwill balance at December 31, 2005	$5,112	$3,817	$19,833	$28,762

(a)	Following the acquisition of OP on August 19, 2004 (See Note 2), the Company recorded $17,664 related to goodwill associated with the acquisition. Approximately $1,713 related to the acquired goodwill and other intangible assets is expected to be deductible for income tax purposes over the next three years. OP is included in the Company's Swimwear Group. Any contingent payments ultimately recorded by the Company will be recorded as an increase in the purchase price of OP and as an increase in goodwill.

(b)	Relates to the acquisition of the remaining shares of the Company's 50% owned joint venture distribution center located in Holland.

(c)	Relates primarily to deferred tax adjustments due to basis differences resulting from the filing of the Company's 2003 U.S. corporate income tax return, offset by the decrease in the valuation allowance as a result of the realization of certain deferred tax assets.

(d)	Relates primarily to adjustments to deferred taxes resulting from a completed assessment of one of the Company's foreign tax returns by taxing authorities, as well as the realization during the current year of certain deferred tax assets that existed as of the Effective Date.

(e)	Reflects, among other items, amounts accrued during Fiscal 2005 for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The consideration for the acquisition is based primarily on the cost of inventory sourced by the acquired entity from the date of acquisition through February 26, 2006. The Company expects that the total purchase price for the acquisition will approximate $2,200.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 14—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2005 and January 1, 2005 are summarized below:

	December 31, 2005	January 1, 2005
Foreign currency translation adjustments (a)	$4,505	$15,544
Other	163	17
Total accumulated other comprehensive income	$4,668	$15,561

(a)	The decrease in foreign currency translation adjustments from January 1, 2005 to December 31, 2005 primarily reflects the strengthening of the United States dollar compared to the euro.

Note 15—Debt

Debt was as follows:

	December 31, 2005	January 1, 2005
8 7/8% Senior Notes due 2013	$210,000	$210,000
Capital lease obligations	—	799
Total debt	$210,000	$210,799

Financing Agreements

Senior Notes

On June 12, 2003, Warnaco completed the sale of $210,000 aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Amended and Restated Credit Agreement) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor's existing and future secured debt (including guarantees of the Amended and Restated Credit Agreement) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company's ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries' stock, create or permit restrictions on the ability of certain of Warnaco's subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at December 31, 2005. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. Proceeds from the sale of the Senior Notes were used to repay the outstanding principal balance on the Second Lien Notes of $200,942 and accrued interest thereon of $1,987. The proceeds were also used to pay underwriting fees, legal and professional fees and other expenses associated with the offering in an aggregate amount of approximately $7,071. In connection

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an interest rate swap agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50,000. The 2003 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (8.78% December 31, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2003 Swap Agreement as a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of December 31, 2005, the fair value of the 2003 Swap Agreement was a loss of $1,366. As of January 1, 2005, the fair value of the 2003 Swap Agreement was a gain of $81.

On November 5, 2004, the Company entered into a second interest rate swap agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company's Senior Notes for a total notional amount of $25,000. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.01% at December 31, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2004 Swap Agreement as a fair value hedge of the changes in fair value of $25,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of December 31, 2005, the fair value of the 2004 Swap Agreement was a loss of $990. As of January 1, 2005, the fair value of the 2004 Swap Agreement was a loss of $310.

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.87% and 8.16% as of December 31, 2005 and January 1, 2005, respectively.

As of December 31, 2005 and January 1, 2005, the net fair value of the swap agreements (a loss of $2,356 and $229, respectively) was recorded as part of long-term debt, which was offset by a corresponding gain on the hedged debt. No hedge ineffectiveness is recognized in the consolidated statement of operations, as the provisions of the 2003 and 2004 Swap Agreements match the provisions of the hedged debt.

Revolving Credit Facility; Amended and Restated Credit Agreement

On the Effective Date, the Company entered into the Revolving Credit Facility, which was amended November 12, 2003, August 1, 2004 and September 15, 2005. In addition, as described below, the Revolving Credit Facility was amended and restated on January 31, 2006 in connection with the closing of the CKJEA Acquisition. As of December 31, 2005, the Revolving Credit Facility, as amended, provided for a $175,000 revolving credit facility maturing on February 3, 2009. The Revolving Credit Facility, as amended, includes a provision that allows the Company to increase the maximum available borrowings from $175,000 to $325,000. Borrowings under the Revolving Credit Facility bear interest, at the Company's option, at Citibank N.A.’s base rate plus 0.5% (7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.04% at December 31, 2005) in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the Revolving Credit Facility may change based on the Company's financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The Revolving

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Credit Facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company's capital expenditures. In addition, the Revolving Credit Facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. The Revolving Credit Facility is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco's obligations under the Revolving Credit Facility, are secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries.

On November 12, 2003, the Revolving Credit Facility had been amended to modify certain covenants and definitions, including those relating to asset sales, retirement of debt and acquisitions.

On August 1, 2004, the Revolving Credit Facility had been amended to modify certain covenants and reduce the amount of available borrowings from $275,000 to $175,000, thereby reducing fees paid. The covenants which were modified included those relating to incurring debt and liens, investments, asset sales, restricted payments and retirement of debt.

On September 15, 2005, the Revolving Credit Facility had been amended to extend the maturity date from February 3, 2007 to February 3, 2009, to reduce interest rates and fees payable under the facility and to modify certain covenants, including those relating to restricted payments, incurring debt and liens, and acquisitions, as well as financial covenants.

As of December 31, 2005, the Company was in compliance with the covenants of the Revolving Credit Facility, as amended. The Company had paid down all outstanding borrowings under the Revolving Credit Facility as of January 3, 2004 and did not borrow under the Revolving Credit Facility in Fiscal 2005 or Fiscal 2004. As of December 31, 2005, the Company had $92,018 of cash and cash equivalents available as collateral against outstanding letters of credit of $59,956 and $72,183 of other cash and cash equivalents primarily held by foreign subsidiaries. As of December 31, 2005, the Company had $207,062 of credit available, which included available borrowings of $175,000 under its Revolving Credit Facility and cash and cash equivalents net of outstanding letters of credit of $32,062.

On January 31, 2006, the Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) to, among other things, add a $180,000 term loan facility which was drawn down and used to finance a portion of the CKJEA Acquisition. Generally, the loans under the term loan facility bear interest, at the Company's option, at either Citibank N.A.'s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. The term loan facility matures on January 31, 2013 and must be repaid at the rate of $450 per quarter from June 30, 2006 through March 31, 2012 and $42,300 on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the term loan facility requires the Company to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), subject to certain conditions.

In addition to the amendments relating to the term loan facility, under the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended. On January 31, 2006, the Company also increased the maximum borrowings available under the Revolving Credit Facility from $175,000 to $225,000.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Company's obligations under the term loan facility are guaranteed by the same parties as had guaranteed the Revolving Credit Facility, and are secured by the same assets as had secured the Revolving Credit Facility, except that the lenders under the two loan facilities have different lien priorities in the collateral.

Ocean Pacific Acquisition Debt

On August 19, 2004, the Company assumed $1,000 of debt as part of the acquisition of OP. The debt was paid in full simultaneously with the closing of the acquisition.

Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company's foreign subsidiaries (the "Foreign Subsidiaries") entered into a $25,000 revolving credit facility with Bank of America, N.A. (the "Foreign Revolving Credit Facility"). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, the lending bank's base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each others' obligations under the Foreign Revolving Credit Facility. The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries' capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company's ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. As of December 31, 2005, the Company had no borrowing outstanding under the Foreign Revolving Credit Facility.

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

GECC Settlement

On June 12, 2002, the Bankruptcy Court approved the Company's settlement of certain operating lease agreements with General Electric Capital Corporation (‘‘GECC’’). The leases had original terms

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

from three to seven years and were secured by certain equipment, machinery, furniture, fixtures and other assets. GECC's claims under the leases totaled approximately $51,152. Under the terms of the settlement agreement GECC received $15,200, all of which had been repaid as of January 3, 2004. The remaining amount of the GECC claim of approximately $35,952 was included in liabilities subject to compromise at of January 4, 2003.

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

Note 16—Stockholders’ Equity

Successor Company

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at either December 31, 2005 or January 1, 2005.

Common Stock

The Company has authorized an aggregate of 112,500,000 shares of Common Stock, of which 44,999,973 shares were issued pursuant to the terms of the Reorganization Plan. A further 20,975 shares, 8,807 shares and 25,210 shares were issued to the Company's directors during Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively, as partial compensation for serving as members on the Board of Directors of the Company. The total number of shares of New Common Stock issued and outstanding at December 31, 2005 and January 1, 2005 was 46,146,869 and 45,655,515, respectively.

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years.

During the third quarter of Fiscal 2005, the Company purchased 9,151 shares of its common stock in the open market at a total cost of approximately $222 ($24.25 per share) under the share repurchase program.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under the Company’s employee stock plans.

2005 Stock Incentive Plan

At the annual meeting of stockholders of the Company held on May 23, 2005, the Company's stockholders approved The Warnaco Group, Inc. 2005 Stock Incentive Plan (the ‘‘2005 Stock Incentive Plan’’) for directors, executive officers and other key employees and consultants of the Company and its affiliates.

The 2005 Stock Incentive Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,000,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards and other stock-based awards shall be 750,000. The Compensation Committee of the Company's Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 3,000,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan.

Pursuant to the 2005 Stock Incentive Plan, during Fiscal 2005, the Company granted 169,736 shares of restricted stock to employees. Substantially all of these grants vest annually with respect to one-third of the shares or options on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on each such anniversary date. The fair market value of the New Common Stock on the date of the restricted stock grants during Fiscal 2005 ranged from $20.87 to $25.52 per share. At December 31, 2005, under the 2005 Stock Incentive Plan, there were approximately 1,308,350 shares available for future grants of stock options and approximately 561,486 shares available for future grants of either stock options or restricted stock awards.

2003 Stock Incentive Plan

The Board of Directors and Compensation Committee thereof are responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the ‘‘2003 Stock Incentive Plan’’) and determined, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vested or became exercisable. The Company has reserved 5,000,000 shares of New Common Stock for stock-based compensation awards under the 2003 Stock Incentive Plan. Pursuant to the 2003 Stock Incentive Plan, the Company granted, net of cancellations, 120,282, 196,275 and 654,750 shares of restricted stock during Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively. Substantially all the grants of restricted stock in Fiscal 2005 and Fiscal 2004 vest annually with respect to 1/3 of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on each date. The fair market value of the New Common Stock on the date of the grants during Fiscal 2005 ranged from $20.87 to $25.52 per share. The fair market value of the New Common Stock on the date of the grants during Fiscal 2004 ranged from $16.30 to $20.91 per share. Substantially all the grants of restricted stock for the period February 5, 2003 to January 3, 2004 vest, with respect to 25% of the shares, six months after the grant date and, with respect to an additional 25% of such shares, each anniversary after the first vesting date

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

for a period of three years. The fair market value of the New Common Stock on the date of the grants for the period February 5, 2003 to January 3, 2004 ranged from $9.55 to $16.95 per share. At December 31, 2005, under the 2003 Stock Incentive Plan, there were approximately 260,885 shares available for future grants of either stock options or restricted stock awards.

Information related to options is summarized below:

	Fiscal 2005		Fiscal 2004		For the period February 5, 2003 to January 3, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,464,500	$14.28	2,602,000	$10.85	—
Granted	986,900 (a)	21.05	1,588,000 (b)	18.35	2,906,000 (c)	$10.80
Exercised	(273,634)	12.14	(377,500)	10.56	(17,000)	10.45
Cancelled	(214,466)	16.59	(348,000)	12.23	(287,000)	10.43
Outstanding at end of period	3,963,300	16.24	3,464,500	14.28	2,602,000	10.85
Options exercisable at end of period	1,582,711	$13.00	864,250	$10.63	637,000	$10.25

(a)	Substantially all options granted during Fiscal 2005 vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on such date. Exercise prices ranged from $20.87 to $25.52 per share per share, which represented the fair market value of the New Common Stock at the date of grant. The options have a 10 year term.

(b)	Substantially all options granted during Fiscal 2004 vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Exercise prices ranged from $16.30 to $20.91 per share, which represented the fair market value of the New Common Stock at the date of grant. The options have a 10 year term.

(c)	Substantially all options granted during the period February 5, 2003 to January 3, 2004 vest, with respect to 25% of the shares, six months after the grant date, and with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. Exercise prices ranged from $9.55 to $16.95 per share, which represented the fair market value of the New Common Stock at the date of grant. The options have a 10 year term.

Information related to options outstanding at December 31, 2005 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$9.55-$12.74	$1,440,000	7.2	$10.08	$1,020,000	$10.05
$12.75-$15.94	16,000	7.6	15.43	8,000	15.43
$15.95-$19.13	1,099,400	8.1	17.64	385,802	17.55
$19.14-$22.33	1,320,900	9.1	21.26	168,909	20.31
$22.34-$25.52	87,000	9.7	24.56	—	—
	$3,963,300	8.2	$16.24	$1,582,711	$13.00

The following represents the reconciliation of the number of shares of New Common Stock and treasury stock issued and outstanding as of December 31, 2005:

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	December 31, 2005	January 1, 2005
Common Stock:
Balance at beginning of year	45,655,515	45,188,683
Shares issued to directors	20,975	8,807
Shares issued upon exercise of stock options	267,834	313,400
Shares issued upon vesting of restricted stock grants	202,545	144,625
Balance at end of year	46,146,869	45,655,515
Treasury Stock:
Balance at beginning of year	638	22,766
Purchases of Common Stock (a)	58,285	50,158
Shares issued upon vesting of restricted stock grants	(10,625)	(8,186)
Shares issued upon exercise of stock options	(5,800)	(64,100)
Balance at end of year	42,498	638

(a)	For Fiscal 2005, represents 9,151 shares purchased under the Company’s share repurchase program and 49,134 shares surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock. For Fiscal 2004, represents shares surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 17—Income per Common Share

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Numerator for basic and diluted income per common share:
Income from continuing operations	$52,237	$46,875	$18,230	$2,359,038
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,872,308	45,418,069	45,060,724	52,989,965
Income per common share from continuing operations	$1.14	$1.03	$0.40	$44.52
Diluted:
Weighted average number of shares outstanding	45,872,308	45,418,069	45,060,724	52,989,965
Effect of dilutive securities:
Employee stock options	694,971	544,972	219,318	—
Unvested employees' restricted stock	236,774	215,494	182,518	—
Weighted average number of shares and share equivalents outstanding	46,804,053	46,178,535	45,462,560	52,989,965
Income per common share from continuing operations	$1.12	$1.02	$0.40	$44.52
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	84,600	479,200	246,000	—

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations. The effect of dilutive securities was not included in the computation of diluted income per share from continuing operations for the period January 5, 2003 to February 4, 2003 because the effect would have been anti-dilutive.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 18—Lease and Other Commitments

The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2025. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of December 31, 2005:

	Rental payments
Year	Real Estate	Equipment
2006	$23,748	$4,053
2007	20,044	3,781
2008	16,924	3,220
2009	15,054	1,178
2010	13,282	1,127
2011 and thereafter	63,411	5,465

Rent expense included in the consolidated statements of operations for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003 was $27,581, $23,512, $25,159, and $1,760, respectively.

The Company had capital lease obligations of $394 (classified in accrued liabilities) and $799 (classified in long term-debt) as of December 31, 2005 and January 1, 2005, respectively.

Although the specific terms of each of the Company’s license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee. The Company has license agreements with the following minimum guaranteed royalty payments as of December 31, 2005:

Year	Minimum Royalty (a)
2006	$33,847
2007	37,437
2008	35,386
2009	35,474
2010	32,561
2011 and thereafter	455,279

(a)	Includes all minimum royalty obligations. Some of the Company's license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company's license agreements also require the Company to pay a specified percentage of net revenue (ranging from 2-3%) to the licensor for advertising and promotion of the licensed products (which amount is not included in minimum royalty obligations for purposes of this item).

The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $5,185, $3,943, $1,347, $63, $62 and $75 in fiscal 2006, 2007, 2008, 2009, 2010 and thereafter, respectively. These agreements also provide for deferred compensation arrangements and supplemental awards.

During Fiscal 2005, the Company entered into agreements to guarantee certain purchase orders by one of its finished goods contractors with vendors of raw materials (to a maximum of $3,700). As of December 31, 2005, the Company had recorded inventory purchases of $3,200 related to these guarantees and approximately $500 of the guarantees were still outstanding. The guarantees expire at

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

various times through March 2006. The estimated fair value of the guarantees was not material to the Company’s consolidated financial statements as of December 31, 2005.

As of December 31, 2005, the Company had purchase obligations of $7,930, $350, $350 and $350 for fiscal 2006, 2007, 2008 and 2009, respectively. These obligations include payments for software maintenance and licensing fees, store fixtures, and advertising.

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

Foreign Currency Exchange Forward Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts. The Company did not have any foreign currency exchange forward contracts outstanding as of January 1, 2005.

The carrying amounts and fair value of the Company's financial instruments are as follows:

	December 31, 2005		January 1, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable	$213,364	$213,364	$219,805	$219,805
Note receivable	7,439	7,439	13,993	13,993
Accounts payable	126,333	126,333	122,418	122,418
Senior Notes	207,644	226,275	209,771	231,000
Interest rate swaps – net loss	2,356	2,356	229	229
Letters of credit	—	59,956	—	61,097
Foreign currency exchange contracts	98	98	—	—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 20—Cash Flow Information

The following table sets forth supplemental cash flow information for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Cash paid (received) during the year for:
Interest expense	$21,718	$21,498	$18,809	$14,844
Interest income	(3,676)	(2,211)	(552)	(47)
Income taxes, net of refunds received	439	(2,746)	13,282	273
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	8,783	5,004	2,788	—
Note receivable on asset sales	—	—	18,700	—

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 22—Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of December 31, 2005 and January 1, 2005 and for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003 for: (i) The Warnaco Group, Inc., (ii) Warnaco Inc., (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’), (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’) and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.'s domestic subsidiaries. See Note 15.

	December 31, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$105,770	$581	$57,850	$—	$164,201
Accounts receivable, net	—	—	144,728	68,636	—	213,364
Inventories	—	74,727	168,997	82,550	—	326,274
Prepaid expenses and other current assets	—	19,710	10,221	17,644	—	47,575
Total current assets	—	200,207	324,527	226,680	—	751,414
Property, plant and equipment, net	—	50,899	41,489	24,607	—	116,995
Investment in subsidiaries	853,302	551,616	—	—	(1,404,918)	—
Other assets	—	38,360	298,633	16,814	—	353,807
Total assets	$853,302	$841,082	$664,649	$268,101	$(1,404,918)	$1,222,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$116,747	$45,303	$90,759	$—-	$252,809
Total current liabilities	—	116,747	45,303	90,759	—	252,809
Intercompany accounts	221,255	(171,318)	21,263	(71,200)	—	—
Long-term debt	—	210,000	—	—	—	210,000
Other long-term liabilities	—	109,643	13,017	4,700	—	127,360
Stockholders' equity	632,047	576,010	585,066	243,842	(1,404,918)	632,047
Total liabilities and stockholders' equity	$853,302	$841,082	$664,649	$268,101	$(1,404,918)	$1,222,216

	January 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,155	$122	$21,311	$—	$65,588
Accounts receivable, net	—	—	160,030	59,775	—	219,805
Inventories	—	93,284	153,462	88,905	—	335,651
Prepaid expenses and other current assets	—	19,252	9,961	16,198	—	45,411
Assets of discontinued operations	—	—	39	2,579	—	2,618
Total current assets	—	156,691	323,614	188,768	—	669,073
Property, plant and equipment, net	—	30,323	54,373	22,241	—	106,937
Investment in subsidiaries	812,144	551,616	—	—	(1,363,760)	—
Other assets	—	47,830	312,255	17,809	—	377,894
Total assets	$812,144	$786,460	$690,242	$228,818	$(1,363,760)	$1,153,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Liabilities of discontinued operations	$—	$—	$480	$970	$—	$1,450
Accounts payable, accrued liabilities and accrued taxes	—	106,235	49,944	77,219	—	233,398
Total current liabilities	—	106,235	50,424	78,189	—	234,848
Intercompany accounts	235,195	(270,597)	113,943	(78,541)	—	—
Long-term debt	—	210,000	—	799	—	210,799
Other long-term liabilities	—	109,118	10,891	11,299	—	131,308
Stockholders' equity	576,949	631,704	514,984	217,072	(1,363,760)	576,949
Total liabilities and stockholders' equity	$812,144	$786,460	$690,242	$228,818	$(1,363,760)	$1,153,904

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$463,152	$614,262	$427,001	$—	$1,504,415
Cost of goods sold	—	348,633	417,674	228,492	—	994,799
Gross profit	—	114,519	196,588	198,509	—	509,616
Selling, general and administrative expenses	—	140,094	140,699	125,871	—	406,664
Pension expense	—	1,160	—	403	—	1,563
Restructuring expense (income)	—	685	—	(1,188)	—	(503)
Operating income (loss)	—	(27,420)	55,889	73,423	—	101,892
Equity in income of subsidiaries	(52,052)	—	—	—	52,052	—
Intercompany	—	1,223	(14,979)	13,756	—	—
Other (income) loss	—	(1,093)	1,087	1,025	—	1,019
Interest (income) expense, net	—	58,554	(41,579)	1,105	—	18,080
Income (loss) from continuing operations before provision for income taxes	52,052	(86,104)	111,360	57,537	(52,052)	82,793
Provision (benefit) for income taxes	—	(31,778)	41,099	21,235	—	30,556
Income (loss) from continuing operations	52,052	(54,326)	70,261	36,302	(52,052)	52,237
Loss from discontinued operations, net of income taxes	—	—	(165)	(20)	—	(185)
Net income (loss)	$52,052	$(54,326)	$70,096	$36,282	$(52,052)	$52,052

	Fiscal 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$437,249	$596,835	$390,097	$—	$1,424,181
Cost of goods sold	—	334,057	400,950	216,191	—	951,198
Gross profit	—	103,192	195,885	173,906	—	472,983
Selling, general and administrative expenses	—	139,706	124,025	114,771	—	378,502
Pension income	—	(6,150)	—	(634)	—	(6,784)
Restructuring expense	—	4,387	109	634	—	5,130
Operating income (loss)	—	(34,751)	71,751	59,135	—	96,135
Equity in income of subsidiaries	(42,517)	—	—	—	42,517	—
Intercompany	—	6,824	(18,032)	11,208	—	—
Other (income) loss	—	(19,243)	18,961	(1,915)	—	(2,197)
Interest (income) expense, net	—	43,895	(25,037)	963	—	19,821
Income (loss) from continuing operations before provision for income taxes	42,517	(66,227)	95,859	48,879	(42,517)	78,511
Provision (benefit) for income taxes	—	(26,686)	38,626	19,696	—	31,636
Income (loss) from continuing operations	42,517	(39,541)	57,233	29,183	(42,517)	46,875
Income (loss) from discontinued operations, net of income taxes	—	—	(4,812)	454	—	(4,358)
Net income (loss)	$42,517	$(39,541)	$52,421	$29,637	$(42,517)	$42,517

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	For the Period February 5, 2003 to January 3, 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$397,490	$548,996	$317,815	$—	$1,264,301
Cost of goods sold	—	292,208	393,098	186,864	—	872,170
Gross profit	—	105,282	155,898	130,951	—	392,131
Selling, general and administrative expenses	—	135,156	105,698	79,049	—	319,903
Pension income	—	(6,488)	—	(323)	—	(6,811)
Amortization of sales order backlog	—	3,300	8,500	—	—	11,800
Restructuring expense	—	10,311	4,160	4,630	—	19,101
Operating income (loss)	—	(36,997)	37,540	47,595	—	48,138
Equity in income of subsidiaries	163	—	—	—	(163)	—
Intercompany	—	7,439	(12,887)	5,448	—	—
Other (income) expense, net	—	(10,754)	9,581	(1,644)	—	(2,817)
Interest (income) expense, net	—	34,518	(15,881)	2,004	—	20,641
Income (loss) from continuing operations before provision (benefit) for income taxes	(163)	(68,200)	56,727	41,787	163	30,314
Provision for income taxes	—	2,467	632	8,985	—	12,084
Income (loss) from continuing operations	(163)	(70,667)	56,095	32,802	163	18,230
Loss from discontinued operations, net of income taxes	—	—	(8,809)	(9,584)	—	(18,393)
Net income (loss)	$(163)	$(70,667)	$47,286	$23,218	$163	$(163)

	For the Period January 5, 2003 to February 4, 2003
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$25,673	$57,091	$27,356	$—	$110,120
Cost of goods sold	—	15,666	36,852	14,765	—	67,283
Gross profit	—	10,007	20,239	12,591	—	42,837
Selling, general and administrative expenses	—	13,873	9,034	9,249	—	32,156
Reorganization expense (income)	—	29,922	—	(117)	—	29,805
Operating income (loss)	—	(33,788)	11,205	3,459	—	(19,124)
Equity in income of subsidiaries	(2,358,537)	—	—	—	2,358,537	—
Gain on cancellation of pre-petition indebtedness	—	(1,567,721)	(124,975)	—	—	(1,692,696)
Fresh start adjustments	—	(765,726)	—	—	—	(765,726)
Other expense	—	359	—	—	—	359
Interest (income) expense, net	—	1,887	(4)	(132)	—	1,751
Income from continuing operations before provision for income taxes	2,358,537	2,297,413	136,184	3,591	(2,358,537)	2,437,188
Provision for income taxes	—	77,603	—	547	—	78,150
Income from continuing operations	2,358,537	2,219,810	136,184	3,044	(2,358,537)	2,359,038
Loss from discontinued operations, net of income taxes	—	—	(303)	(198)	—	(501)
Net income	$2,358,537	$2,219,810	$135,881	$2,846	$(2,358,537)	$2,358,537

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,965)	$77,617	$11,672	$49,718	$—	$137,042
Net cash provided by (used in) operating activities from discontinued operations	—	—	(274)	1,298	—	1,024
Net cash provided by (used in) operating activities	(1,965)	77,617	11,398	51,016	—	138,066
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6,299	—	47	—	6,346
Purchase of property, plant and equipment	—	(20,679)	(6,606)	(8,040)	—	(35,325)
Business acquisitions	—	(1,236)	—	(278)	—	(1,514)
Preacquisition costs	—	—	—	(1,901)	—	(1,901)
Purchase of intangible asset	—	—	(4,333)	—	—	(4,333)
Net cash used in investing activities	—	(15,616)	(10,939)	(10,172)	—	(36,727)
Cash flows from financing activities:
Repayment of capital lease obligations	—	—	—	(405)	—	(405)
Payment of deferred financing costs	—	(386)	—	(1,239)	—	(1,625)
Proceeds from issuance of stock, net	3,005	—	—	—	—	3,005
Purchase of treasury stock	(1,040)	—	—	—	—	(1,040)
Net cash provided by (used in) financing activities	1,965	(386)	—	(1,644)	—	(65)
Translation adjustments	—	—	—	(2,661)	—	(2,661)
Increase in cash and cash equivalents	—	61,615	459	36,539	—	98,613
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$105,770	$581	$57,850	$—	$164,201

	Fiscal 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2,967)	$22,712	$34,059	$1,012	$—	$54,816
Net cash provided by (used in) operating activities from discontinued operations	—	—	(5,179)	682	—	(4,497)
Net cash provided by (used in) operating activities	(2,967)	22,712	28,880	1,694	—	50,319
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	8,624	15,179	243	—	24,046
Purchase of property, plant and equipment	—	(20,056)	(2,941)	(6,647)	—	(29,644)
Business acquisitions	—	—	(40,497)	(288)		(40,785)
Net cash used in investing activities from
continuing operations	—	(11,432)	(28,259)	(6,692)	—	(46,383)
Net cash provided by investing activities
from discontinued operations	—	—	—	1,137	—	1,137
Net cash used in investing activities	—	(11,432)	(28,259)	(5,555)	—	(45,246)
Cash flows from financing activities:
Payment of deferred financing costs	—	(997)	—	—	—	(997)
Proceeds from issuance of stock, net	2,967	—	—	—	—	2,967
Repayments under other debt agreements	—	—	(1,000)	(333)	—	(1,333)
Net cash provided by (used in) financing activities	2,967	(997)	(1,000)	(333)	—	637
Translation adjustments	—	—	—	6,421	—	6,421
Increase (decrease) in cash and cash equivalents	—	10,283	(379)	2,227	—	12,131
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$44,155	$122	$21,311	$—	$65,588

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 23—Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of Fiscal 2005 and Fiscal 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2005 and Fiscal 2004. The operating results for any period are not necessarily indicative of results for any future periods.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$439,541	$374,679	$327,651	$362,544
Gross profit	157,008	112,971	112,665	126,972
Income from continuing operations	29,226	6,581	6,977	9,453
Income (loss) from discontinued operations, net of taxes	125	(253)	(29)	(28)
Net income	29,351	6,328	6,948	9,425
Basic income per common share:
Income from continuing operations	$0.64	$0.14	$0.15	$0.21
Loss from discontinued operations	—	—	—	(0.01)
Net income	$0.64	$0.14	$0.15	$0.20
Diluted income per common share:
Income from continuing operations	$0.63	$0.14	$0.15	$0.20
Loss from discontinued operations	—	—	—	—
Net income	$0.63	$0.14	$0.15	$0.20

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$393,253	$332,077	$324,434	$374,417
Gross profit	141,497	103,432	102,673	125,381
Income from continuing operations	23,702	4,430	1,866	16,877
Income (loss) from discontinued operations, net of taxes	(3,478)	12	(262)	(630)
Net income	20,224	4,442	1,604	16,247
Basic income per common share:
Income from continuing operations	$0.52	$0.10	$0.04	$0.37
Loss from discontinued operations	(0.07)	—	(0.01)	(0.01)
Net income	$0.45	$0.10	$0.03	$0.36
Diluted income per common share:
Income from continuing operations	$0.51	$0.10	$0.04	$0.36
Loss from discontinued operations	(0.07)	—	(0.01)	(0.01)
Net income	$0.44	$0.10	$0.03	$0.35

SCHEDULE II

THE WARNACO GROUP, INC.
VALUATION & QUALIFYING ACCOUNTS & RESERVES (5)
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charges to Cost and Expenses (1)		Other Additions / Reclassification		Deductions		Balance at End of Period
Period January 5, 2003 to February 4, 2003
Receivable allowances	$87,512	$8,806	(3)	$—		$(96,318	)(5)	$—
Tax valuation allowance	$670,772	$—		$(34,669	)(6)	$(546,784	)(7)	$89,319
Period February 5, 2003 to January 3, 2004
Receivable allowances	$—	$148,677	(3)	$(6,375	)(4)	$(84,866	)(2)	$57,436
Tax valuation allowance	$89,319	$(104)		$41,894	(6)	$—		$131,109
Fiscal 2004
Receivable allowances	$57,436	$151,564		$—		$(154,057	)(2)	$54,943
Tax valuation allowance	$131,109	$1,585		$33,141	(6)	$—		$165,835
Fiscal 2005
Receivable allowances	$54,943	$166,571		$—		$(173,256	)(2)	$48,258
Tax valuation allowance	$165,835	$90		$(7,326	)(6)	$—		$158,599

(1)	With respect to receivable allowances, includes bad debts, cash discounts, allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)	Amounts include reserve balances for discontinued operations.

(4)	Reclassification of reserve amounts for discontinued operations, which assets were classified as current assets of discontinued operations as of January 3, 2004.

(5)	Reflects elimination of reserves upon the adoption of fresh start accounting and the resulting valuation of accounts receivable at fair value.

(6)	Relates primarily to adjustments to the Company's valuation allowance resulting from changes in its deferred taxes due to: (a) basis differences resulting from the filing of the Company's 2003 U.S. corporate income tax return, (b) finalized assessments of the Company's foreign tax returns by local taxing authorities, and (c) the realization of certain deferred tax assets that existed as of the date of the Company's emergence from bankruptcy.

(7)	Includes an adjustment to the valuation allowance recorded in connection with the Company's adoption of fresh start accounting.

A-1