Form 10-Q
period 2006-04-01
WARNACO GROUP INC /DE/
filed 2006-05-11
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-10857

THE WARNACO GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4032739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Avenue
New York, New York 10018

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (212) 287-8000

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

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of April 28, 2006 is as follows: 47,022,493.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 1, 2006	December 31, 2005	April 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$63,153	$164,201	$45,865
Accounts receivable, less reserves of $58,656, $48,258 and $51,609 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively	368,847	213,364	283,305
Inventories	356,993	326,274	324,529
Assets of discontinued operations	—	—	1,706
Prepaid expenses and other current assets (including deferred income taxes of $9,105, $2,666 and $775 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	72,256	47,575	55,398
Total current assets	861,249	751,414	710,803
Property, plant and equipment, net	130,337	116,995	105,799
Other assets:
Licenses, trademarks and other intangible assets, net	476,860	302,173	303,537
Goodwill	100,312	28,762	42,458
Other assets (including deferred income taxes of $4,000, $3,736 and $5,508 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	21,289	22,872	24,841
Total other assets	598,461	353,807	370,836
Total assets	$1,590,047	$1,222,216	$1,187,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$43,129	$—	$—
Accounts payable	194,476	126,333	114,640
Accrued liabilities	111,951	102,726	88,889
Accrued income taxes payable (including deferred income taxes of $1,487, $1,588 and $1,762 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	43,623	23,750	31,957
Total current liabilities	393,179	252,809	235,486
Long-term debt	388,200	210,000	210,686
Other long-term liabilities (including deferred income taxes of $99,574, $74,466 and $73,952 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	155,173	127,360	136,740
Commitments and contingencies (See Notes 3, 4, 6, 7, 9, 11, 15, 16 and 17)
Stockholders' equity:
Preferred stock (See Note 12)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,346,687, 46,146,869 and 45,811,692 issued as of April 1, 2006, December 31, 2005, and April 2, 2005, respectively	463	461	458
Additional paid-in capital	538,015	533,565	521,887
Accumulated other comprehensive income	6,708	4,668	10,786
Retained earnings	110,507	94,406	71,705
Treasury stock, at cost, 90,316, 42,498 and 12,714 shares as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively	(2,198)	(1,053)	(310)
Total stockholders' equity	653,495	632,047	604,526
Total liabilities and stockholders' equity	$1,590,047	$1,222,216	$1,187,438

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Net revenues	$466,311	$439,541
Cost of goods sold	292,028	282,533
Gross profit	174,283	157,008
Selling, general and administrative expenses	136,290	102,837
Amortization of intangible assets	3,429	977
Pension expense (income)	(28)	271
Restructuring expense	—	6
Operating income	34,592	52,917
Other loss (income)	2,096	(91)
Interest expense, net	7,688	5,034
Income from continuing operations before provision for income taxes	24,808	47,974
Provision for income taxes	8,707	18,748
Income from continuing operations	16,101	29,226
Income from discontinued operations, net of income taxes	—	125
Net income	$16,101	$29,351
Basic income per common share:
Income from continuing operations	$0.35	$0.64
Income from discontinued operations	—	—
Net income	$0.35	$0.64
Diluted income per common share:
Income from continuing operations	$0.34	$0.63
Income from discontinued operations	—	—
Net income	$0.34	$0.63
Weighted average number of shares outstanding used in computing income per common share:
Basic	46,147,169	45,684,570
Diluted	46,734,984	46,422,928

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 1, 2006	April 2, 2005
Cash flows from operating activities:
Net income	$16,101	$29,351
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(125)
Depreciation and amortization	11,880	8,211
Stock compensation	3,359	2,160
Provision for trade and other bad debts	984	423
Inventory writedowns	12,251	6,135
Other	342	679
Change in operating assets and liabilities:
Accounts receivable	(90,544)	(63,923)
Inventories	12,070	4,987
Prepaid expenses and other assets	(1,886)	(6,297)
Accounts payable, accrued expenses and other liabilities	9,846	(10,749)
Accrued income taxes	5,474	17,000
Net cash used in operating activities from continuing operations	(20,123)	(12,148)
Net cash used in operating activities from discontinued operations	—	(484)
Net cash used in operating activities	(20,123)	(12,632)
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	1,156	1,428
Purchase of property, plant & equipment	(8,633)	(5,093)
Business acquisitions, net of cash acquired	(203,364)	—
Other	9	(78)
Net cash used in investing activities	(210,832)	(3,743)
Cash flows from financing activities:
Debt issued with business acquisition	180,000	—
Payment of debt assumed on business acquisition	(44,518)	—
Payment of short-term notes payable	(3,493)	—
Payment of deferred financing costs	(2,628)	—
Purchase of treasury stock	(1,145)	(297)
Proceeds from the exercise of employee stock options	1,093	1,138
Other	—	(709)
Net cash provided by financing activities	129,309	132
Translation adjustments	598	(3,480)
Decrease in cash and cash equivalents	(101,048)	(19,723)
Cash and cash equivalents at beginning of period	164,201	65,588
Cash and cash equivalents at end of period	$63,153	$45,865

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

Organization: The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on March 14, 1986 and on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (‘‘Warnaco’’). Warnaco is the principal operating subsidiary of Warnaco Group.

Basis of Consolidation and Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the ‘‘SEC’’) on March 3, 2006.

All inter-company accounts have been eliminated in consolidation.

Periods Covered: The period from January 1, 2006 to April 1, 2006 (the ‘‘Three Months Ended April 1, 2006’’) and the period January 2, 2005 to April 2, 2005 (the ‘‘Three Months Ended April 2, 2005’’) each contained thirteen weeks of operations.

Reclassifications: For comparative purposes, certain prior period items have been reclassified to conform to the current period presentation.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123R’’). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Among other matters, SFAS 123R requires companies to estimate the forfeiture rate of stock-based compensation awards. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized ratably over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced the adoption of a rule that deferred the required effective date of SFAS 123R. The SEC rule provided that SFAS 123R would be effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("SFAS 148"). From February 5, 2003 to December 31, 2005, the Company recorded stock-based compensation expense based on actual forfeitures of stock-based compensation awards.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As such, results for prior periods have not been restated. The computation of stock-based compensation using SFAS 123R compared to the computation of stock-based compensation using SFAS 148 resulted in a reduction in stock-based compensation expense of $360 for the Three Months Ended April 1, 2006 as a result of the use of an estimated forfeiture rate in the computation of stock-based compensation. The reduction in stock-based compensation expense caused income before

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

income taxes to increase by $360, net income to increase by $232 and basic income per common share to increase by $0.01 for the Three Months Ended April 1, 2006. The reduction in stock-based compensation expense did not have any effect on diluted income per common share, cash provided by operating activities or cash provided by financing activities.

The Company has issued stock options and granted restricted stock and restricted stock units under the following stock-based compensation plans:

2005 Stock Incentive Plan

The Warnaco Group, Inc. 2005 Stock Incentive Plan (the ‘‘2005 Stock Incentive Plan’’) permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,000,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards and other stock-based awards shall not exceed 750,000. The Compensation Committee of the Company's Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 3,000,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on such date.

2003 Stock Incentive Plan

The Board of Directors and Compensation Committee thereof are responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the ‘‘2003 Stock Incentive Plan’’) and determine, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. The Company has reserved 5,000,000 shares of common stock for stock-based compensation awards granted pursuant to the 2003 Stock Incentive Plan. Substantially all stock-based compensation awards granted after January 3, 2004 have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Substantially all stock-based compensation awards granted prior to January 3, 2004 have a contractual life of 10 years and vest, with respect to ¼ of the award, six months after the grant date and, with respect to an additional ¼ of such award, each anniversary after the first vesting date for a period of three years provided that the grantee is employed by the Company on such date.

A summary of stock option award activity under the Company’s stock incentive plans as of April 1, 2006 and changes during the Three Months Ended April 1, 2006 is presented below:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	3,963,300	$14.28
Granted	995,500	23.37
Exercised	(70,753)	15.42
Forfeited/Expired	(38,100)	15.78
Outstanding as of April 1, 2006	4,849,947	17.72
Exercisable as of April 1, 2006	2,012,734	$14.60

A summary of the activity for unvested restricted share/unit awards as of April 1, 2006 and changes during the Three Months Ended April 1, 2006 is presented below:

	Restricted Shares/Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2006	613,825	$19.47
Granted	355,500	23.36
Vested	(129,065)	20.85
Forfeited	(4,356)	20.74
Unvested as of April 1, 2006	835,904	$20.90

The following table summarizes information about options outstanding as of April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at April 1, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at April 1, 2006	Weighted Average Exercise Price
$9.55-$13.20	1,397,000	7.0	$10.06	979,500	$10.03
$13.21-$16.85	220,000	7.4	16.65	164,667	16.65
$16.86-$20.50	1,237,000	8.1	18.57	603,168	18.31
$20.51-$24.15	1,861,447	9.5	22.49	265,399	21.72
$24.16-$27.80	134,500	9.7	25.18	—	—
	4,849,947	8.3	$17.72	2,012,734	$14.60

The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its estimate of the expected life of a stock option of six years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company's risk-free rate of return assumption for options granted during the Three Months Ended April 1, 2006 and Three Months Ended April 2, 2005 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock-based

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

compensation awards is based on the number of stock-based compensation awards that the Company expects to vest and the fair value of the stock-based compensation awards on the date of grant and is recognized over the vesting period of the stock-based awards on a straight-line basis.

The weighted average grant date fair value of options granted during the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005 was $8.59 and $8.60, respectively.

The total intrinsic value of options exercised during the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005 was $390 and $445, respectively.

The fair values of the stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended
	April 1, 2006	April 2, 2005
Weighted average risk free rate of return	4.60%	4.00%
Dividend yield (a)	—	—
Expected volatility of the market price of the Company's common stock	27.0%	30.0%
Expected option life	6 years	6 years

(a)	The terms of the Company's Amended and Restated Credit Agreement and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (each as defined below) limit the Company's ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years. See Note 11.

A summary of stock-based compensation expense is as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Stock-based compensation expense before income taxes:
Stock options	$1,893	$1,221
Restricted stock grants	1,466	939
Total	3,359	2,160
Income tax benefit:
Stock options	683	477
Restricted stock grants	529	367
Total	1,212	844
Stock-based compensation expense after income taxes:
Stock options	1,210	744
Restricted stock grants	937	572
Total	$2,147	$1,316

As of April 1, 2006, there was $33,979 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 28 months.

Recent Accounting Pronouncements: In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (‘‘SFAS 155’’). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material effect on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on its consolidated financial statements.

Note 2—CKJEA Acquisition

On January 31, 2006, the Company acquired 100% of the shares of the companies (the ‘‘CKJEA Business’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Acquisition’’) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. for total consideration of approximately €240,000 (approximately $291,648), consisting of cash consideration, net of cash acquired, of approximately €166,000 (approximately $202,300) and assumption of indebtedness of approximately €74,000 (approximately $89,346). In addition, as of January 31, 2006, the Company had incurred professional fees and other related costs of approximately $7,361 in connection with the acquisition. The CKJEA Acquisition provided the Company with rights to distribute Calvin Klein jeanswear products worldwide and expand its retail channel of distribution. The purchase price is subject to certain post-closing adjustments, including adjustments to the amount of working capital acquired. Approximately €37,000 (approximately $44,518) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37,000 (approximately $44,829) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The Company is in the process of determining the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition and obtaining final third party appraisals of certain acquired assets. As a result, the purchase price allocation is preliminary and is subject to change.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180,000 term loan facility under its Amended and Restated Credit Agreement. See Note 11.

In connection with the consummation of the CKJEA Acquisition, the Company will, for no additional purchase price, and subject to certain conditions, acquire 100% of the shares of the company that operates the license for Calvin Klein men’s and women’s collection apparel and accessories worldwide on or about January 2, 2008, which license will expire in December 2013, subject to certain conditions. In addition, in connection with the consummation of the CKJEA Acquisition, on January 31, 2006, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006, subject to the terms and conditions of each such exclusive agreement.

The Company accounted for the CKJEA Acquisition as a purchase. The estimated excess of purchase price over the preliminary fair value of the net assets acquired and liabilities assumed (approximately $71,048) has been recorded as goodwill. The results of the CKJEA Business’ operations have been included in the Company’s results of operations (as part of the Company’s Sportswear Group) commencing February 1, 2006 and the acquired assets and liabilities have been included in the Company’s consolidated condensed balance sheet at April 1, 2006.

Assets acquired and liabilities assumed on January 31, 2006, based upon the Company’s preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, were as follows:

Assets acquired
Accounts receivable	$64,870
Inventory	54,101
Prepaid and other current assets	20,081
Property, plant and equipment	14,477
Licenses and other intangible assets (a)	177,300
Goodwill (a)	71,048
Other assets	2,368
Total assets	404,245
Liabilities assumed
Accounts payable, accrued liabilities and other current liabilities	57,671
Accrued income taxes payable	12,185
Third party debt	44,829
Related party debt (b)	44,518
Deferred taxes	23,728
Other noncurrent liabilities	11,821
Total liabilities	194,752
Purchase price, net of cash acquired of $16,578	$209,493

(a)	See Note 10 for additional information regarding acquired intangible assets and goodwill.

(b)	Repaid simultaneously with the closing.

The following unaudited pro forma statement of operations data for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005 gives effect to the CKJEA Acquisition as if

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

it had occurred at the beginning of each period presented. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred at the beginning of each period presented, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the Company’s preliminary purchase price allocation. Definitive allocations (which will be based on, among other things, appraisals and estimates of the fair values of assets and liabilities acquired) may differ significantly from the unaudited pro forma amounts included herein and may also effect the actual net income reported in future periods.

	Three Months Ended
	April 1, 2006	April 2, 2005
	(All amounts unaudited)
Net revenues	$499,418	$518,322
Net income	18,726	36,247
Net income per share – basic	0.41	0.79
Net income per share – diluted	0.40	0.78

The above pro forma amounts reflect adjustments related to: (i) the elimination of sales by the Company to the CKJEA Business; (ii) depreciation and amortization expense (based on the preliminary allocation of the purchase price to the estimated fair value of the assets acquired); (iii) interest expense resulting from the cash used in, and the financing obtained for, the acquisition; and (iv) income tax effect based upon an unaudited pro forma effective tax rate of 31.5% and 38.02% for the Three Months Ended April 1, 2006 and April 2, 2005, respectively. The unaudited pro forma information does not reflect management’s estimate of any anticipated cost savings or other benefits that may ultimately result from the acquisition.

In addition, the unaudited pro forma amounts exclude material non-recurring charges of approximately $5,058 related to the following:

a)	The write up to fair value of inventory as part of the preliminary purchase price allocation of approximately $2,000;

b)	The amortization of sales order backlog of approximately $1,500;

c)	An exchange loss realized by the Company on a forward contract to purchase euros in connection with the consummation of the acquisition of $1,558.

Note 3—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

Three Months Ended
April 2, 2005
Net revenues	$196
Income before benefit for income taxes	193
Provision for income taxes	68
Income from discontinued operations	$125

Assets of discontinued operations at April 2, 2005 were comprised of accounts receivable of $1,706 related to the Warner’s® business in Europe.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 4—Restructuring Expense

During the Three Months Ended April 2, 2005, the Company incurred restructuring expense of $6, primarily related to the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities.

A summary of restructuring expense for the Three Months Ended April 2, 2005 is as follows:

Three Months Ended April 2, 2005
Employee termination costs and related items (a)	$(33)
Facility shutdown costs and loss on disposal/write-down of property, plant and equipment	36
Lease and contract termination costs	—
Legal and professional fees	3
Total restructuring expense	$6
Cash portion of restructuring items	$(12)
Non-cash portion of restructuring items	18

(a)	Includes employee termination costs of $28 related to two employees, offset by a $61 reduction in employee termination accruals which were no longer required.

Changes in liabilities related to restructuring expense (income) for the Three Months Ended April 1, 2006 are summarized below:

	Employee Termination Costs	Legal and Professional Fees	Lease and Contract Termination Costs	Total
Balance at December 31, 2005	$302	$10	$—	$312
Cash reductions for the Three Months Ended April 1, 2006	(41)	(1)	—	(42)
Non-cash reductions and foreign currency effects	7	—	—	7
Balance at April 1, 2006 (a)	$268	$9	$—	$277

(a)	The Company expects that substantially all of the liabilities related to these restructuring items will be paid by the end of the second quarter of the 2006 fiscal year.

Note 5—Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, J. Lo by Jennifer Lopez®, Calvin Klein®, Lejaby®, Axcelerate Engineered by Speedo™ and Rasurel® brand names. As of April 1, 2006, the Intimate Apparel Group also operated 167 Calvin Klein retail stores worldwide (consisting of 87 stores directly operated by the Intimate Apparel Group, including one on-line store, and 80 stores operated under retail licenses or distributor agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and junior's sportswear under the Calvin Klein and Chaps® brands. During the Three

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Months Ended April 1, 2006, the Company acquired (as part of its Sportswear Group) the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See Note 2. As of April 1, 2006, the Sportswear Group operated 319 Calvin Klein retail stores worldwide (consisting of 198 stores/shop-in-shop locations directly operated by the Sportswear Group and 121 stores/shop-in-shop locations operated under retail licenses or distributor agreements). These Sportswear Group Calvin Klein retail stores were acquired as part of the CKJEA Acquisition.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, OP®, Axcelerate/ Axcelerate Engineered by Speedo and Calvin Klein brand names. As of April 1, 2006, the Swimwear Group also operated three Speedo outlet stores and one on-line store.

Information by business group, excluding discontinued operations, is set forth below.

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Three Months Ended April 1, 2006
Net revenues	$169,872	$153,703	$142,736	$466,311	$—	$466,311
Operating income (loss)	9,503	15,613	16,041	41,157	(6,565)	34,592
Depreciation and amortization	5,311	2,910	2,927	11,148	732	11,880
Capital expenditures	1,258	912	1,224	3,394	4,298	7,692
Three Months Ended April 2, 2005
Net revenues	$130,363	$151,775	$157,403	$439,541	$—	$439,541
Operating income (loss)	14,617	12,099	34,132	60,848	(7,931)	52,917
Depreciation and amortization	2,709	2,602	2,140	7,451	760	8,211
Restructuring expense	—	—	—	—	6	6
Capital expenditures	205	761	520	1,486	4,752	6,238
Balance Sheet
Total Assets:
April 1, 2006	$670,605	$289,427	$401,892	$1,361,924	$228,123	$1,590,047
December 31, 2005	232,943	280,480	362,149	875,572	346,644	1,222,216
April 2, 2005	268,283	319,526	358,554	946,363	241,075	1,187,438
Property, Plant and Equipment:
April 1, 2006	$24,155	$17,557	$17,905	$59,617	$70,720	$130,337
December 31, 2005	9,703	19,061	17,607	46,371	70,624	116,995
April 2, 2005	8,178	16,109	15,649	39,936	65,863	105,799

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges, depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes. In conjunction with an evaluation of the Company’s overall segment reporting and to reflect how management currently views the business, a portion of corporate overhead expenses (i.e., those that relate directly to segments) were allocated to each segment (based on specific usage or other allocation methods) beginning with the Three Months Ended April 1, 2006. For comparative purposes, prior period segment results have been restated to conform to the current period presentation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended
	April 1, 2006	April 2, 2005
Unallocated corporate departmental expenses	$5,833	$7,165
Restructuring expense	—	6
Depreciation and amortization of corporate assets	732	760
Corporate/other items	$6,565	$7,931

A reconciliation of group operating income to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Group operating income	$41,157	$60,848
Corporate/other items	(6,565)	(7,931)
Operating income	34,592	52,917
Other loss (income)	2,096	(91)
Interest expense, net	7,688	5,034
Income from continuing operations before provision for income taxes	$24,808	$47,974

Geographic Information: Net revenues summarized by geographic location are as follows:

	Three Months Ended
	April 1, 2006		April 2, 2005
Net revenues:
United States	$288,103	61.8%	$322,375	73.3%
Europe	99,747	21.4%	70,283	16.0%
Canada	24,092	5.2%	25,900	5.9%
Mexico	13,176	2.8%	12,144	2.8%
Asia	41,193	8.8%	8,839	2.0%
	$466,311	100.0%	$439,541	100.0%

Information about Major Customers: For the Three Months Ended April 1, 2006, no one customer accounted for 10% or more of the Company's net revenues. For the Three Months Ended April 2, 2005, one customer, Wal-Mart Stores, Inc., accounted for approximately 13.5% of the Company’s net revenues.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 6—Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended
	April 1, 2006	April 2, 2005
Domestic	$(1,356)	$11,306
Foreign	10,063	7,442
Total	$8,707	$18,748

The effective tax rate for the Three Months Ended April 1, 2006 was approximately 35.1% compared to approximately 39% for the Three Months Ended April 2, 2005. The lower effective tax rate for the Three Months Ended April 1, 2006 resulted from reductions in certain foreign statutory tax rates. The Company also had a higher portion of earnings in foreign jurisdictions with tax rates below the U.S. statutory rate of 35%.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. This determination is made on a jurisdiction by jurisdiction basis. The Company records a full valuation allowance against its net domestic deferred tax assets exclusive of indefinite lived intangible assets. The valuation allowance as of April 1, 2006 was $131,957, of which up to approximately $1,287 is expected to provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce goodwill. The Company records a deferred tax liability related to indefinite-lived intangible assets. As of April 1, 2006, a deferred tax liability of $69,769 had been recorded related to indefinite-lived intangible assets.

In foreign jurisdictions, the Company has recorded a valuation allowance against deferred tax assets of $27,201, of which $6,791 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce goodwill.

The Company is required to file tax returns in multiple domestic and foreign jurisdictions and these tax returns are subject to audit by taxing authorities. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company accrues for all probable and estimable expenses related to income tax contingencies. The effective tax rate includes the impact of reserve provisions and changes to reserves that the Company considers appropriate. The Company believes that income tax contingencies have been adequately reserved for.

Under U.S. tax law, a company that realized cancellation of debt (‘‘COD’’) income while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD income will be required to reduce certain tax attributes in an amount equal to the COD income excluded from taxable income. If the attribute reduction is applied on a consolidated return basis, all of the Company's U.S. consolidated net operating loss (‘‘NOL’’) carryovers generated prior to fiscal 2004 would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of approximately $246,200 at the end of fiscal 2003. Under Section 382 of the Internal Revenue Code,

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

the Company can use its NOL carryforwards to reduce U.S. taxable income, if any, by approximately $23,400 per year. There can be no assurance that the Company's position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Furthermore, the Company believes that as a result of the COD income, it can increase the annual limitation amount above due to the built-in gain rules under Section 382. There can be no assurance that the Company's position of treating the COD income as an item of built-in gain will be sustained upon review by the Internal Revenue Service, in which case certain losses and expenses generated during the five-year period after emergence will be subject to the annual limitation amount above. Any tax benefit from the utilization of consolidated U.S. net operating losses attributable to periods before emergence from bankruptcy will reduce either goodwill or other intangible assets when realized and will not affect the Company's future results of operations.

Note 7—Employee Benefit and Retirement Plans

    Defined Benefit Pension Plan

The Company follows SFAS No. 87, Employers' Accounting for Pensions (‘‘SFAS 87’’), in regard to accounting for its defined benefit pension plan in the U.S. (‘‘Pension Plan’’). Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period. To conform to the current year presentation, the pension income or expense line item in the statement of operations also includes pension expense or income related to the Company’s unfunded foreign defined benefit plans which are considered immaterial to the consolidated financial statements and, therefore, are not included in the table below.

The components of net periodic benefit cost were as follows:

	Pension Plan		Other Benefit Plans
	Three Months Ended		Three Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Service cost	$—	$—	$75	$168
Interest cost	2,249	2,140	102	67
Expected return on plan assets	(2,332)	(1,940)	—	—
Amortization of actuarial loss	—	—	31	—

Net periodic benefit cost (income) (a)	$(83)	$200	$208	$235

(a)	Pension Plan net benefit cost (income) reflects the domestic pension plan only. The amounts do not include expense related to foreign defined benefit plans of $55 and $71 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively.

The Company’s contributions to the Pension Plan were $2,120 through April 1, 2006 and are expected to be $12,919 in total through December 30, 2006.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

    Deferred Compensation Plan

The Company’s deferred compensation plan was adopted on April 25, 2005. The Company’s liability for employee contributions and investment activity was $506 and $162 as of April 1, 2006 and December 31, 2005, respectively. This liability is recorded in other long-term liabilities.

Note 8—Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income	$16,101	$29,351
Other comprehensive income (loss):
Foreign currency translation adjustments	2,009	(4,777)
Other	31	2
Total comprehensive income	$18,141	$24,576

The components of accumulated other comprehensive income were as follows:

	April 1, 2006	December 31, 2005	April 2, 2005
Foreign currency translation adjustments (a)	$6,514	$4,505	$10,767
Other	194	163	19
Total accumulated other comprehensive income	$6,708	$4,668	$10,786

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 9—Inventories

Inventories are valued at the lower of cost to the Company (using the first-in first-out method) or market and are summarized as follows:

	April 1, 2006	December 31, 2005	April 2, 2005
Finished goods	$288,253	$243,125	$255,868
Work in process/in transit	44,928	55,974	46,439
Raw materials	23,812	27,175	22,222
	$356,993	$326,274	$324,529

As of April 1, 2006, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $7,308 for a total of approximately €5,958 at a weighted-average exchange rate of 1.227. The foreign currency exchange contracts mature through September 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10—Goodwill and Intangible Assets

The following table sets forth intangible assets at April 1, 2006, December 31, 2005 and April 2, 2005:

	April 1, 2006			December 31, 2005			April 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term:
Company as licensee (a) (b)	$270,658	$12,073	$258,585	$108,363	$10,158	$98,205	$104,030	$6,842	$97,188
Company as licensor	5,861	2,000	3,861	5,861	1,790	4,071	5,861	700	5,161
Sales order backlog (b)	1,900	950	950	—	—	—	11,800	11,800	—
Other (b)	13,550	354	13,196	—	—	—	662	662	—
Total finite lived intangible assets	291,969	15,377	276,592	114,224	11,948	102,276	122,353	20,004	102,349
Indefinite lived intangible assets:
Trademarks	154,768	—	154,768	154,397	—	154,397	155,688	—	155,688
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500	45,500	—	45,500
Total indefinite lived intangible assets	200,268	—	200,268	199,897	—	199,897	201,188	—	201,188
Intangible assets	$492,237	$15,377	$476,860	$314,121	$11,948	$302,173	$323,541	$20,004	$303,537

(a)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women’s swimwear. The license was subject to the rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company acquired the remaining rights under the Calvin Klein swimwear license for $4,333, which is being amortized through June 2007 using the straight-line method.

(b)	On January 31, 2006, the Company completed the CKJEA Acquisition (See Note 2). The total amount assigned (based on the Company’s preliminary allocation of the purchase price) to intangible assets subject to amortization is summarized below. The Company notes that no amounts were assigned to intangible assets not subject to amortization and none of the intangible assets are expected to have a residual value:

	Assigned Value as of Date of Acquisition	Weighted Average Useful Life
Licenses acquired for a term	$161,850	40 years
Sales order backlog	1,900	4 months
Favorable leases, customer lists and other	13,550	10 years
	$177,300

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the Company's estimated amortization expense related to intangible assets for the next five years:

2007	$10,762
2008	9,139
2009	8,995
2010	8,708
2011	8,668

The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended April 1, 2006:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at December 31, 2005	$5,112	$3,817	$19,833	$28,762
Adjustments:
CKJEA Acquisition (a)	—	71,048	—	71,048
Other (b)	7	279	216	502
Goodwill balance at April 1, 2006	$5,119	$75,144	$20,049	$100,312

(a)	Relates to the CKJEA Acquisition (See Note 2). The $71,048 of goodwill was assigned to the Company’s Sportswear Group. None of the acquired goodwill is expected to be deductible for tax purposes.

(b)	Reflects, among other items, amounts accrued during the Three Months Ended April 2, 2005 for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The consideration for the acquisition is based on the cost of inventory sourced by the acquired entity from the date of acquisition through February 25, 2006. The total purchase price for this acquisition was approximately $2,000.

Note 11—Debt

Debt was as follows:

Short-term debt:	April 1, 2006	December 31, 2005	April 2, 2005
CKJEA notes payable	$41,329	$—	$—
Current portion of Term B Note due 2013	1,800	—	—
	$43,129	$—	$—

Long-term debt:	April 1, 2006	December 31, 2005	April 2, 2005
8 7/8% Senior Notes due 2013	$210,000	$210,000	$210,000
Capital lease obligations	—	—	686
Term B Note due 2013	178,200	—	—
	$388,200	$210,000	$210,686

    Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the ‘‘2003 Swap Agreement’’) and November 5, 2004 (the ‘‘2004 Swap Agreement’’), the weighted average effective interest rate of the 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) was 8.87% as of April 1, 2006, 8.87% as of December 31, 2005 and 8.16% as of April 2, 2005.

The fair value of the Company's outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

if such swaps were terminated on the valuation date. Since the provisions of the Company's 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company's outstanding Senior Notes (the ‘‘hedged debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company's results of operations but are recorded in the Company's consolidated condensed balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the hedged debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the hedged debt. The table below summarizes the fair value (unrealized loss) of the Company's outstanding swap agreements:

	April 1, 2006	December 31, 2005	April 2, 2005
Unrealized loss
2003 Swap Agreement	$(2,357)	$(1,366)	$(628)
2004 Swap Agreement	(1,502)	(990)	(675)
Net unrealized loss	$(3,859)	$(2,356)	$(1,303)

    Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s Senior Secured Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180,000 term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of April 1, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 6.32%. The Term B Note matures on January 31, 2013 and must be repaid at the rate of $450 per quarter from June 30, 2006 through March 31, 2012 and $42,300 on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco to repay the Term B Note principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225,000. The $225,000 revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225,000 to $375,000. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.25% at April 1, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.50% and 6.04% at April 1, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

    CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed certain debt of approximately $89,347. Simultaneously with the closing of the acquisition, the Company repaid approximately $44,518 of the outstanding debt. The remaining debt consists of short-term notes payable with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of April 1, 2006, the weighted average interest rate for the assumed debt outstanding was approximately 3.16%.

As of April 1, 2006, under the Amended and Restated Credit Agreement, the Company had $180,000 outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. As of April 1, 2006, the Company had approximately $106,000 available credit under the revolving credit facility comprised of the $225,000 maximum available credit, less outstanding letters of credit of approximately $127,000, plus approximately $8,000 of cash collateral.

The Company was in compliance with the covenants of the Amended and Restated Credit Agreement as of April 1, 2006. The Company was in compliance with the covenants of the revolving credit facility as of December 31, 2005 and April 2, 2005.

The Company was in compliance with the covenants of the Senior Notes as of April 1, 2006, December 31, 2005 and April 2, 2005.

As of April 1, 2006, the Company’s foreign subsidiaries had no borrowings under the $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of April 1, 2006 and December 31, 2005.

The Company earned interest income of $437 and $315 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively. Interest income is recorded as part of interest expense, net, on the Company’s statement of operations.

Note 12—Capital Stock

    Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of April 1, 2006, December 31, 2005 and April 2, 2005.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 13—Supplemental Cash Flow Information

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash paid (received) during the period for:
Interest expense	$970	$598
Interest income	(276)	(88)
Income taxes, net of refunds received	214	(947)
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	7,842	6,149

Note 14—Income Per Common Share

	Three Months Ended
	April 1, 2006	April 2, 2005
Numerator for basic and diluted income per common share:
Income from continuing operations	$16,101	$29,226
Basic:
Weighted average number of shares outstanding used in computing income per common share	46,147,169	45,684,570
Income per common share from continuing operations	$0.35	$0.64
Diluted:
Weighted average number of shares outstanding	46,147,169	45,684,570
Effect of dilutive securities:
Employee stock options	544,296	639,707
Unvested employees' restricted stock	43,519	98,651
Weighted average number of shares and share equivalents outstanding	46,734,984	46,422,928
Income per common share from continuing operations	$0.34	$0.63
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	127,000	—

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 15—Legal Matters

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of April 1, 2006, December 31, 2005 and April 2, 2005 and for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) the Company on a consolidated basis.

	April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,455	$324	$54,374	$—	$63,153
Accounts receivable, net	—	—	212,877	155,970	—	368,847
Inventories	—	75,380	150,958	130,655	—	356,993
Prepaid expenses and other current assets	—	24,026	8,241	39,989	—	72,256
Total current assets	—	107,861	372,400	380,988	—	861,249
Property, plant and equipment, net	—	54,213	37,860	38,264	—	130,337
Investment in subsidiaries	871,443	551,616	—	—	(1,423,059)	—
Other assets	—	34,902	297,335	266,224	—	598,461
Total assets	$871,443	$748,592	$707,595	$685,476	$(1,423,059)	$1,590,047
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$1,800	$—	$41,329	$—	$43,129
Accounts payable, accrued liabilities and accrued taxes	—	111,942	47,067	191,041	—	350,050
Total current liabilities	—	113,742	47,067	232,370	—	393,179
Intercompany accounts	217,948	(417,405)	40,488	158,969	—	—
Long-term debt	—	388,200	—	—	—	388,200
Other long-term liabilities	—	108,150	13,389	33,634	—	155,173
Stockholders' equity	653,495	555,905	606,651	260,503	(1,423,059)	653,495
Total liabilities and stockholders' equity	$871,443	$748,592	$707,595	$685,476	$(1,423,059)	$1,590,047

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	December 31, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$105,770	$581	$57,850	$—	$164,201
Accounts receivable, net	—	—	144,728	68,636	—	213,364
Inventories	—	74,727	168,997	82,550	—	326,274
Prepaid expenses and other current assets	—	19,710	10,221	17,644	—	47,575
Total current assets	—	200,207	324,527	226,680	—	751,414
Property, plant and equipment, net	—	50,899	41,489	24,607	—	116,995
Investment in subsidiaries	853,302	551,616	—	—	(1,404,918)	—
Other assets	—	38,360	298,633	16,814	—	353,807
Total assets	$853,302	$841,082	$664,649	$268,101	$(1,404,918)	$1,222,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$116,747	$45,303	$90,759	$—	$252,809
Total current liabilities	—	116,747	45,303	90,759	—	252,809
Intercompany accounts	221,255	(171,318)	21,263	(71,200)	—	—
Long-term debt	—	210,000	—	—	—	210,000
Other long-term liabilities	—	109,643	13,017	4,700	—	127,360
Stockholders' equity	632,047	576,010	585,066	243,842	(1,404,918)	632,047
Total liabilities and stockholders' equity	$853,302	$841,082	$664,649	$268,101	$(1,404,918)	$1,222,216

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$24,136	$50	$21,679	$—	$45,865
Accounts receivable, net	—	—	206,187	77,118	—	283,305
Inventories	—	97,556	135,032	91,941	—	324,529
Assets of discontinued operations	—	(24)	24	1,706	—	1,706
Prepaid expenses and other current assets	—	25,236	14,095	16,067	—	55,398
Total current assets	—	146,904	355,388	208,511	—	710,803
Property, plant and equipment, net	—	34,395	49,858	21,546	—	105,799
Investment in subsidiaries	836,719	551,617	—	—	(1,388,336)	—
Other assets	—	53,179	299,742	17,915	—	370,836
Total assets	$836,719	$786,095	$704,988	$247,972	$(1,388,336)	$1,187,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$115,316	$46,534	$73,636	$—	$235,486
Total current liabilities	—	115,316	46,534	73,636	—	235,486
Intercompany accounts	232,193	(274,274)	103,474	(61,393)	—	—
Long-term debt	—	210,000	—	686	—	210,686
Other long-term liabilities	—	113,216	12,767	10,757	—	136,740
Stockholders' equity	604,526	621,837	542,213	224,286	(1,388,336)	604,526
Total liabilities and stockholders' equity	$836,719	$786,095	$704,988	$247,972	$(1,388,336)	$1,187,438

	Three Months Ended April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$106,260	$181,975	$178,076	$—	$466,311
Cost of goods sold	—	79,270	122,868	89,890	—	292,028
Gross profit	—	26,990	59,107	88,186	—	174,283
SG&A expenses (including amortization of intangible assets)	—	31,181	46,228	62,310	—	139,719
Pension expense (income)	—	(83)	—	55	—	(28)

Operating income (loss)	—	(4,108)	12,879	25,821	—	34,592
Equity in income of subsidiaries	(16,101)	—	—	—	16,101	—
Intercompany	—	(1,077)	(1,366)	2,443	—	—
Other loss (income)	—	1,194	(72)	974	—	2,096
Interest expense (income), net	—	26,401	(18,937)	224	—	7,688
Income (loss) from continuing operations before provision (benefit) for income taxes	16,101	(30,626)	33,254	22,180	(16,101)	24,808
Provision (benefit) for income taxes	—	(10,748)	11,671	7,784	—	8,707
Net income (loss)	$16,101	$(19,878)	$21,583	$14,396	$(16,101)	$16,101

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$111,350	$211,161	$117,030	$—	$439,541
Cost of goods sold	—	85,033	133,700	63,800	—	282,533
Gross profit	—	26,317	77,461	53,230	—	157,008
SG&A expenses (including amortization of intangible assets)	—	35,232	36,322	32,260	—	103,814
Amortization of intangible assets	—	—	—	—	—	—
Pension expense	—	200	—	71	—	271
Restructuring expense (income)	—	28	—	(22)	—	6
Operating income (loss)	—	(9,143)	41,139	20,921	—	52,917
Equity in income of subsidiaries	(29,351)	—	—	—	29,351	—
Intercompany	—	(37)	(1,829)	1,866	—	—
Other loss (income)	—	(4,122)	4,122	(91)	—	(91)
Interest expense (income), net	—	10,616	(5,857)	275	—	5,034
Income (loss) from continuing operations before provision (benefit) for income taxes	29,351	(15,600)	44,703	18,871	(29,351)	47,974
Provision (benefit) for income taxes	—	(6,096)	17,469	7,375	—	18,748
Income (loss) from continuing operations	29,351	(9,504)	27,234	11,496	(29,351)	29,226
Loss from discontinued operations, net of taxes	—	—	(2)	127	—	125
Net income (loss)	$29,351	$(9,504)	$27,232	$11,623	$(29,351)	$29,351

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$52	$(66,522)	$1,098	$45,249	$—	$(20,123)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	1,156	—	—	—	1,156
Purchase of property, plant and equipment	—	(5,962)	(1,355)	(1,316)	—	(8,633)
Business acquisitions, net of cash acquired		(203,364)	—	—		(203,364)
Other	—	5	—	4		9
Net cash used in investing activities	—	(208,165)	(1,355)	(1,312)	—	(210,832)
Cash flows from financing activities:
Debt issued with business acquisition	—	180,000	—	—	—	180,000
Payment of debt assumed on business acquisition	—	—	—	(44,518)	—	(44,518)
Payment of short-term note payable	—	—	—	(3,493)	—	(3,493)
Payment of deferred financing costs	—	(2,628)	—	—	—	(2,628)
Purchase of treasury stock	(1,145)	—	—	—	—	(1,145)
Proceeds from the exercise of employee stock options	1,093	—	—	—	—	1,093
Net cash provided by (used in) financing activities	(52)	177,372	—	(48,011)	—	129,309
Translation adjustments	—	—	—	598	—	598
Decrease in cash and cash equivalents	—	(97,315)	(257)	(3,476)	—	(101,048)
Cash and cash equivalents, at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents, at end of period	$—	$8,455	$324	$54,374	$—	$63,153

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(841)	$(17,770)	$420	$6,043	$—	$(12,148)
Net cash used in operating activities
from discontinued operations	—	—	(78)	(406)	—	(484)
Net cash provided by (used in) operating activities	(841)	(17,770)	342	5,637	—	(12,632)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	1,428	—	—	—	1,428
Purchase of property, plant and equipment	—	(3,675)	(414)	(1,004)	—	(5,093)
Other	—	—	—	(78)		(78)
Net cash used in investing activities	—	(2,247)	(414)	(1,082)	—	(3,743)
Cash flows from financing activities:
Proceeds from exercise of stock options	841	—	—	—	—	841
Other	—	(2)	—	(707)	—	(709)
Net cash provided by (used in) financing activities	841	(2)	—	(707)	—	132
Translation adjustments	—	—	—	(3,480)	—	(3,480)
Increase (decrease) in cash and cash equivalents	—	(20,019)	(72)	368	—	(19,723)
Cash and cash equivalents, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, at end of period	$—	$24,136	$50	$21,679	$—	$45,865

Note 17—Commitments

With the exception of the new items presented in the table below, the contractual obligations and commitments as of April 1, 2006 did not differ materially from those disclosed as of December 31, 2005 in the Company's Annual Report on Form 10-K for the 2005 fiscal year.

The following table summarizes new commitments and contractual obligations (primarily related to the CKJEA Acquisition) that arose during the Three Months Ended April 1, 2006:

	Payments Due by Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$5,110	$6,092	$4,679	$2,785	$1,981	$3,964	$24,611
Minimum royalties	148	223	240	273	288	17,096	18,268
Total	$5,258	$6,315	$4,919	$3,058	$2,269	$21,060	$42,879

In addition, the Company issued the $180,000 Term B Note and assumed $44,829 of debt in connection with the CKJEA Acquisition. See Note 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future or that could affect the value of the Company's common stock, par value $0.01 per share (the ‘‘Common Stock’’). Except for the historical information contained herein, this Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See ‘‘Statement Regarding Forward-Looking Disclosure.’’

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The period January 1, 2006 to April 1, 2006 (the ‘‘Three Months Ended April 1, 2006’’) and the period January 2, 2005 to April 2, 2005 (the ‘‘Three Months Ended April 2, 2005’’) both contained thirteen weeks of operations. References to ‘‘Core Brands’’ refer to the Intimate Apparel Group’s Warner's®, Olga®, and Body Nancy Ganz™/Bodyslimmers® brand names. References to ‘‘Fashion Brands’’ refer to the Intimate Apparel Group’s Lejaby®, Axcelerate Engineered by SpeedoTM (‘‘Axcelerate’’) and J. Lo by Jennifer Lopez® (‘‘JLO’’) brand names. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein® and Michael Kors®. References to ‘‘Retail’’ within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, ‘‘shop-in-shop’’ stores and on-line stores.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed to wholesale customers through multiple distribution channels, including major department stores, independent retailers, membership clubs, chain stores, specialty and other stores and mass merchandisers. As of April 1, 2006, the Company also operated 486 Calvin Klein retail stores worldwide (consisting of 285 stores directly operated by the Company, including one on-line store, and 201 stores operated under retail licenses or distributor agreements). As of April 1, 2006, the Company’s Swimwear Group also operated three Speedo® outlet stores and one on-line store. On January 31, 2006, the Company acquired (the ‘‘CKJEA Acquisition’’) 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Business’’). See ‘‘CKJEA Acquisition’’ below and Notes 2 and 11 of Notes to Consolidated Condensed Financial Statements.

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the Three Months Ended April 1, 2006, the Company implemented a new enterprise-wide computer software platform encompassing finance, sales and distribution and materials management (the ‘‘ERP System’’) in both its Swimwear Group and certain corporate shared services departments. The Company experienced difficulties related to the implementation of the new ERP System in its Swimwear Group which negatively affected its ability to ship product within customer requested delivery windows. The Company is in the process of resolving the ERP System implementation problems and does not expect that these problems will negatively affect its ability to invoice and ship product on a timely basis in the future. Moreover, the Company believes that this enterprise software solution, once fully implemented, will enable management to better and more efficiently gather, analyze and assess information worldwide.

For the Three Months Ended April 1, 2006, the Company experienced strength in its Intimate Apparel Group and its international businesses, including the newly acquired Calvin Klein Jeans business, more than offset by declines in the Swimwear Group (where disruptions caused by the implementation of the new ERP System negatively affected shipping during the Three Months Ended

April 1, 2006) and the negative impact of the effects of retail consolidation coupled with a decline in certain sportswear sales (which the Company believes is the result of a timing shift in sales from the first half of 2006 into the latter half of 2006).

The Company has identified many near-term opportunities for growth and operational improvement, as well as challenges and uncertainties relating to certain of its businesses. In particular, management believes that there are many factors influencing the manufacturing and procurement business cycle of the apparel industry, including, but not limited to, uncertainty surrounding ongoing import restrictions (including recently established limits on imports of certain apparel from China) or other legislative action to control the free flow of trade, overall deflation in the selling prices of apparel products and consolidation of the Company’s retail customers. See ‘‘Statement Regarding Forward-Looking Disclosure.’’ The Company will continue to address these and other challenges by, among other things, seeking to: (i) improve its procurement process and identify and utilize lower cost, high quality reliable sourcing partners; (ii) focus on operational controls and efficiency by continuing its investment in its infrastructure; (iii) continue to develop and invest in its portfolio of desirable brands while maintaining a diverse product offering at competitive price points across multiple channels of distribution; (iv) expand its product offerings with existing customers; (v) introduce new products in new channels of distribution; and (vi) identify strategic acquisition opportunities.

    CKJEA Acquisition

On January 31, 2006, the Company acquired 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe for total consideration of approximately €240 million (approximately $292 million). See Note 2 of Notes to Consolidated Condensed Financial Statements. The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See ‘‘—Financial Position, Capital Resources and Liquidity— Financing Arrangements.’’

    Financial and Operating Highlights

Net revenues increased $26.8 million, or 6.1%, to $466.3 million for the Three Months Ended April 1, 2006 as compared to $439.5 million for the Three Months Ended April 2, 2005, reflecting a $39.5 million increase in Sportswear net revenues and a $1.9 million increase in Intimate Apparel net revenues, partially offset by a $14.7 million decrease in Swimwear net revenues. Net revenues related to the CKJEA Business were $60.4 million. Excluding net revenues related to the CKJEA Business, net revenues decreased $33.6 million for the Three Months Ended April 1, 2006 as compared to the Three Months Ended April 2, 2005. Intimate Apparel Group net revenues increased for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005, reflecting the continued momentum of Warner’s and the ongoing expansion of the Calvin Klein underwear retail business. Net revenues for the Three Months Ended April 1, 2006 in the Sportswear Group (excluding the CKJEA Business) declined compared to the Three Months Ended April 2, 2005 primarily reflecting a decline in certain sportswear sales of approximately $11.8 million (which the Company believes is the result of a timing shift in sales from the first half of 2006 into the latter half of 2006). Swimwear Group net revenues also declined, primarily attributable to shipping disruptions and order cancellations related to the implementation of the new ERP System. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.4 million decrease in net revenues for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Gross profit was $174.3 million, or 37.4% of net revenues (including $33.9 million in gross profit related to the CKJEA Business), for the Three Months Ended April 1, 2006 compared to $157.0 million, or 35.7% of net revenues for the Three Months Ended April 2, 2005. The 170 basis point improvement in gross profit margin primarily reflects improvement in the Intimate Apparel Group’s Core Brands gross profit margin coupled with strong gross profit margins of the CKJEA Business, offset by declines in the gross profit margins of the Sportswear Group (excluding the CKJEA Business) and Swimwear Group. The decline in the Sportswear Group’s gross profit margin (excluding the CKJEA Business) primarily reflects an unfavorable sales mix in Calvin Klein jeans coupled with an increase in the level of markdowns and allowances in the Chaps business. The Swimwear Group’s gross profit margin was negatively affected by costs associated with the implementation of the new ERP System, the continued investment in Ocean Pacific brands and increased provisions for excess inventories. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.5 million decrease in gross profit for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Selling, general and administrative (‘‘SG&A’’) expenses were $136.3 million (29.2% of net revenues) for the Three Months Ended April 1, 2006 compared to $102.8 million (23.4% of net revenues) for the Three Months Ended April 2, 2005. Contributing to the increase in SG&A expenses was $25.8 million of SG&A expenses related to the CKJEA Business along with (i) the addition of approximately $2.0 million due to an increased percentage of revenues generated from higher SG&A businesses (including international and retail); (ii) approximately $2.1 million related to investments in the Company’s Ocean Pacific brands (as a result of the vertical integration of core apparel categories in Ocean Pacific); (iii) approximately $1.6 million of incremental information technology expenses and other costs primarily associated with the implementation of the new ERP System; and (iv) approximately $1.2 million in marketing expenses related to the recently introduced nationwide Speedo advertising campaign. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.9 million decrease in SG&A expenses for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Amortization of intangible assets increased $2.5 million from $1.0 million for the Three Months Ended April 2, 2005 to $3.4 million for the Three Months Ended April 1, 2006 primarily due to an increase in intangible assets associated with the acquisition of the CKJEA Business.

Operating income for the Three Months Ended April 1, 2006 was $34.6 million (7.4% of net revenues), including $6.1 million of operating income from the CKJEA Business, compared to $52.9 million (12.0% of net revenues) for the Three Months Ended April 2, 2005. Increased net revenues and higher gross margins primarily driven by the recently acquired CKJEA Business and the Intimate Apparel Group’s Core Brands were offset by the net effects of the challenges in the Swimwear Group, ongoing investment in Ocean Pacific and the timing of certain shipments in the Sportswear Group. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.5 million decrease in operating income for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Accounts receivable increased $85.5 million from $283.3 million at April 2, 2005 to $368.8 million at April 1, 2006. The majority of the increase reflects the CKJEA Business’ accounts receivable of $74.7 million as of April 1, 2006 coupled with a $20.6 million increase in the Swimwear Group (primarily reflecting the timing of swimwear sales in the Three Months Ended April 1, 2006 as a result of fewer than anticipated shipments in January 2006 due to difficulties associated with the ERP implementation), partially offset by a $9.8 million decrease across all other businesses.

Inventories increased $32.5 million from $324.5 million at April 2, 2005 to $357.0 million at April 1, 2006. The increase reflects the CKJEA Business’ inventories of $45.3 million as of April 1, 2006 coupled with a $24.2 million increase in Swimwear inventories (primarily as a result of lower than anticipated sales during the Three Months Ended April 1, 2006), partially offset by declines of $17.2 million and $19.8 million, respectively, in the Sportswear Group (excluding the CKJEA Business) and Intimate Apparel Group. The declines in Sportswear inventories (excluding the CKJEA Business) primarily reflects a decrease in the level of Chaps inventories due primarily to the higher levels of inventory associated with Chaps’ launch into the mid-tier channel of distribution during the Three Months Ended April 2, 2005.

Inventories increased $30.7 million from $326.3 million at December 31, 2005 to $357.0 million at April 1, 2006. The majority of the increase reflects the CKJEA Business' inventories of $45.3 million as of April 1, 2006. Excluding the CKJEA Business, the Company has identified inventory having a carrying value of approximately $58.5 million as potentially excess and/or obsolete at April 1, 2006 compared to inventory having a carrying value of approximately $58.6 million as potentially excess and/or obsolete at December 31, 2005. Excluding the CKJEA Business, adjustments to reduce the carrying value of excess and/or obsolete inventory to estimated net realizable value totaled $24.3 million at April 1, 2006 compared to $19.3 million at December 31, 2005. Adjustments to reduce the carrying value of excess and/or obsolete inventory to net realizable value reflect the mix of inventory and historical realization rates for the sales of goods by type and location.

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

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company's most critical accounting policies pertain to revenue recognition; cost of goods sold; accounts receivable; inventories; long-lived assets; goodwill and other intangible assets; income taxes; pension plans; stock-based compensation; advertising costs; and restructuring expense (income). In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

    Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of April 1, 2006, December 31, 2005 and April 2, 2005, the Company recorded $62.5 million, $48.3 million and $51.6 million, respectively, of accounts receivable reserves.

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

    Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003 and the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of April 1, 2006, the Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's/Olga/Body Nancy Ganz/Bodyslimmers, Calvin Klein underwear, Lejaby, Calvin Klein jeans, Chaps, Swimwear (excluding OP) and OP. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the appraised values of such assets as determined by the Company and an independent third party appraiser. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost. The majority of the Company's license and trademark agreements cover periods of time of approximately forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized. The Company reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an indefinite-lived intangible asset exceeds its fair value. If the carry amount of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Condensed Financial Statements.

The Company did not identify any impairments of goodwill or intangible assets for the Three Months Ended April 1, 2006 or the Three Months Ended April 2, 2005.

Results of Operations

Statement of Operations (Selected Data)

The following tables and discussion summarize the historical results of operations of the Company for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

In conjunction with an evaluation of the Company’s overall segment reporting and to reflect how management currently views the business, a portion of corporate overhead expenses (i.e., those that relate directly to the Company’s business segments) were allocated to each segment (based on specific usage or other allocation methods) beginning with the Three Months Ended April 1, 2006. In addition, for informational purposes, the Company has separately presented net revenues and operating income related to the wholesale and retail businesses within each segment’s summary tables. For comparative purposes, prior period segment results have been restated to conform to the current period presentation.

	Three Months Ended April 1, 2006	% of Net Revenues	Three Months Ended April 2, 2005	% of Net Revenues
	(in thousands of dollars)
Net revenues	$466,311	100.0%	$439,541	100.0%
Cost of goods sold	292,028	62.6%	282,533	64.3%
Gross profit	174,283	37.4%	157,008	35.7%
Selling, general and administrative expenses	136,290	29.3%	102,837	23.4%
Amortization of intangible assets	3,429	0.7%	977	0.2%
Pension expense (income)	(28)	0.0%	271	0.1%
Restructuring expense	—	0.0%	6	0.0%
Operating income	34,592	7.4%	52,917	12.0%
Other loss (income)	2,096		(91)
Interest expense, net	7,688		5,034
Income from continuing operations before provision for income taxes	24,808		47,974
Provision for income taxes	8,707		18,748
Income from continuing operations	16,101		29,226
Income from discontinued operations, net of taxes	—		125
Net income	$16,101		$29,351

    Net Revenues

Net revenues by segment were as follows:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$169,872	$130,363	$39,509	30.3%
Intimate Apparel Group	153,703	151,775	1,928	1.3%
Swimwear Group	142,736	157,403	(14,667)	−9.3%
Net revenues	$466,311	$439,541	$26,770	6.1%

The Company's products are widely distributed through most major channels of distribution. The following table summarizes the Company's percentage of net revenues by channel of distribution for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005:

	Three Months Ended
	April 1, 2006	April 2, 2005
United States – wholesale
Department stores and independent retailers	18%	19%
Specialty stores	8%	10%
Chain stores	10%	9%
Mass merchandisers	6%	10%
Membership clubs and other	20%	24%
Total United States – wholesale	62%	72%
International – wholesale	29%	26%
Retail / other	9%	2%
Net revenues – consolidated	100%	100%

    Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans (a)	$90,961	$75,641	$15,320	20.3%
Chaps	46,971	48,015	(1,044)	−2.2%
Calvin Klein accessories (b)	310	4,449	(4,139)	−93.0%
Mass sportswear licensing	1,256	2,258	(1,002)	−44.4%
Sportswear wholesale	$139,498	$130,363	$9,135	7.0%
Sportswear retail (c)	30,374	—	30,374	n/m
Sportswear Group	$169,872	$130,363	$39,509	30.3%

(a)	Includes net revenues related to the CKJEA Business of $30.1 million for the Three Months Ended April 1, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Net revenues related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items.

(c)	Comprises net revenues related to the CKJEA Business retail operations.

Calvin Klein jeans net revenues increased $15.3 million for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. Included in the Calvin Klein jeans net revenues for the Three Months Ended April 1, 2006 are $30.1 million related to the acquisition of the CKJEA Business. See Note 2 of Notes to Consolidated Condensed Financial Statements. Excluding

the net revenues from the CKJEA Business, Calvin Klein jeans net revenues decreased $14.8 million, primarily due to a decrease in domestic sales from $65.8 million for the Three Months Ended April 2, 2005 to $51.0 million for the Three Months Ended April 1, 2006. The decrease in net revenues in the U.S. primarily reflects a decrease in sales to membership clubs ($11.8 million) and a reduction of sales to customers in the off-price channel ($4.3 million), partially offset by increases across all other channels of distribution ($1.3 million). The decrease in sales to membership clubs primarily reflects the timing of certain shipments which occurred in the first half of fiscal 2005, while comparable shipments are expected to occur in the second half of fiscal 2006.

The decrease in Chaps net revenues reflects a decrease of $1.6 million and $0.3 million in the U.S. and Canada, respectively, partially offset by a $0.9 million increase in Mexico. The decrease in the U.S. from $41.7 million for the Three Months Ended April 2, 2005 to $40.1 million for the Three Months Ended April 1, 2006 primarily reflects a $1.6 million increase in net sales to department stores, more than offset by a $2.9 million decrease in net sales to customers in the off-price channel of distribution and net decreases of $0.3 million across all other channels of distribution. The increase in department store sales in the U.S. primarily reflects volume increases partially offset by unfavorable markdowns and allowance experience. The increase in net revenues in Mexico primarily reflects growth in the membership clubs business.

    Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear	$68,726	$73,849	$(5,123)	−6.9%
Core Brands	38,576	35,610	2,966	8.3%
Fashion Brands	35,463	34,856	607	1.7%
Intimate Apparel wholesale	$142,765	$144,315	$(1,550)	−1.1%
Intimate Apparel retail	10,938	7,460	3,478	46.6%
Intimate Apparel Group	$153,703	$151,775	$1,928	1.3%

The decrease in Calvin Klein underwear reflects a $5.5 million decrease in the U.S., a $0.5 million decrease in Asia and a $0.3 million net decrease in Canada and Mexico, partially offset by an increase of $1.2 million in Europe. The increase in Europe consists of $1.6 million primarily related to an increase in sales volume (most notably in the United Kingdom, Spain and Italy), partially offset by a $0.4 million decrease related to the negative translation impact of a strengthening in the U.S. dollar relative to the euro. The decrease in the U.S. primarily reflects a $2.1 million reduction in sales to customers in the off-price channel coupled with a $2.1 million reduction in department store sales (which the Company believes is primarily attributable to the effect of door closures as a result of the consolidation among certain of the Company’s larger customers such as Federated Department Stores, Inc. and The May Department Store Company). The decrease in Asia primarily reflects an increase of $0.9 million related to the Company’s continuing expansion efforts in this region, more than offset by a $1.4 million reduction of sales to entities included in the acquired CKJEA Business. The related sales by the CKJEA Business are included in the Sportswear Group’s net revenues. See Note 2 of Notes to Consolidated Condensed Financial Statements.

The increase in Core brands net revenues primarily reflects increases of $2.7 million in the U.S. and $0.2 million in Mexico. The increase in the U.S. primarily reflects a $3.3 million (or 22.7%) increase in sales of Warner’s coupled with a $3.9 million increase in Olga primarily related to the launch of this brand into Sears in January 2006, partially offset by a $4.5 million decline in sales to membership clubs.

The increase in Fashion Brands net revenues reflects a $0.4 million, $0.3 million and $0.8 million increase in the Company’s Lejaby, Speedo underwear and private label businesses, respectively, partially offset by a $0.9 million decrease in the JLO business. The increase in Lejaby’s net revenues from $31.4 million for the Three Months Ended April 2, 2005 to $31.8 million for the Three Months Ended April 1, 2006 primarily reflects volume and price increases in the European operation, partially offset by a $2.2 million decrease related to the negative translation impact of a strengthening in the U.S. dollar relative to the euro. The Company commenced shipments related to its Fashion Brands private label business in December 2005. The decrease in the JLO business reflects continuing weakness in the U.S. business, partially offset by strength in the European business.

The increase in Retail primarily reflects a $1.8 million increase in Asia related to the Company’s continuing expansion efforts in this region coupled with an average 27% increase in same store sales in Asia.

    Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$84,468	$94,699	$(10,231)	−10.8%
Designer	48,799	57,052	(8,253)	−14.5%
Ocean Pacific	8,000	4,138	3,862	93.3%
Swimwear wholesale	$141,267	$155,889	$(14,622)	−9.4%
Swimwear retail	1,469	1,514	(45)	−3.0%
Swimwear Group	$142,736	$157,403	$(14,667)	−9.3%

During the Three Months Ended April 1, 2006, the Company experienced disruptions related to the implementation of the new ERP System in the Swimwear Group which negatively affected its ability to ship product within customer requested delivery windows. The Company estimates that net revenues decreased approximately $17.0 million for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005 due to orders that were not shipped during the Three Months Ended April 1, 2006 (while comparable orders were shipped during the Three Months Ended April 2, 2005) as a result of the disruptions related to the new ERP System implementation. In addition, the Company increased its reserves for accounts receivable by approximately $1.4 million for allowances to customers associated with late and/or incomplete deliveries associated with such ERP implementation difficulties. The Company is in the process of resolving the new ERP System implementation problems and does not expect that these problems will negatively affect its ability to invoice and ship product on a timely basis in the future.

The decrease in Speedo net revenues reflects a decrease of $10.0 million primarily related to the abovementioned disruptions related to the new ERP System.

The $8.3 million decrease in Designer net revenues primarily reflects a decrease of $8.4 million related to the abovementioned ERP implementation issues coupled with a $7.0 million decrease in sales of Catalina branded products to Wal-Mart Stores, Inc. (which the Company attributes primarily to the reduction in floor space that Wal-Mart Stores, Inc. allocated for the sale of swimwear for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005), partially offset by an increase of approximately $4.8 million related to sales of new Designer brands (Calvin Klein and Michael Kors) and a $2.5 million increase in sales to customers in the off-price and private label channels. The increase in the private label business includes approximately $0.8 million related to the launch, in Kohl’s Stores, of the Daisy Fuentes swimwear collection.

The increase in Ocean Pacific primarily relates to sales of new lines developed in fiscal 2005 under the Company’s wholesale business model.

    Gross Profit

Gross profit was as follows:

	Three Months Ended April 1, 2006	% of Segment Net Revenues	Three Months Ended April 2, 2005	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$61,615	36.3%	$39,122	30.0%
Intimate Apparel Group	62,625	40.7%	55,950	36.9%
Swimwear Group	50,043	35.1%	61,936	39.3%
Total gross profit	$174,283	37.4%	$157,008	35.7%

(a)	Includes gross profit related to the CKJEA Business of $33.9 million for the Three Months Ended April 1, 2006.

Sportswear Group gross profit increased $22.5 million and gross margin increased 630 basis points. The majority of the increase reflects the inclusion of gross profit of $33.9 million related to the CKJEA Business. Excluding the effects of the CKJEA Business, gross profit decreased $11.4 million and gross margin decreased 470 basis points primarily reflecting the decrease in net revenues discussed previously, an unfavorable sales mix in Calvin Klein jeans as a result of the decrease in the ratio of club sales to total sales for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005 and the unfavorable effect of an increase in markdown and allowances in the Chaps business.

Intimate Apparel Group gross profit increased $6.7 million, or 11.9%, and gross margin increased 380 basis points. The increase in gross profit and gross margin reflects increases in the Company's Core Brands (increased gross profit of $6.3 million and increase in gross margin of 1,480 basis points), Fashion Brands (increased gross profit of $0.5 million) and Retail operations (increased gross profit of $2.4 million), partially offset by a decrease in Calvin Klein underwear (decreased gross profit of $2.5 million and decreased gross margin of 60 basis points). The increase in Core Brands gross profit and gross margin primarily reflects an improved sales mix coupled with more favorable markdowns and allowances experience which the Company believes is the result of a more favorable reception of Core Brands (primarily Warner’s) at retail. The increase in Fashion Brands primarily reflects the increase in net revenues discussed previously. The decrease in Calvin Klein underwear gross profit and gross margin primarily reflects the decreases in net revenues described previously coupled with the negative translation impact of a strengthening in the U.S. dollar relative to the euro.

Swimwear Group gross profit decreased $11.9 million, or 19.2%, for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. The decrease in gross profit and gross margin primarily reflects the effects of the decrease in net revenues described previously coupled with inventory write-downs of approximately $5.6 million. The inventory write-downs related primarily to certain Ocean Pacific and Designer lines which did not generate the level of customer orders anticipated.

    Selling, General and Administrative Expenses

SG&A expenses were $136.3 million (29.2% of net revenues) for the Three Months Ended April 1, 2006 compared to $102.8 million (23.4% of net revenues) for the Three Months Ended April 2, 2005. Contributing to the increase in SG&A expenses was $25.8 million of SG&A expenses related to the CKJEA Business along with (i) the addition of approximately $2.0 million due to an increased percentage of revenues generated from higher SG&A businesses (including international and retail); (ii) approximately $2.1 million related to investments in the Company’s Ocean Pacific brands (as a result of the vertical integration of core apparel categories in Ocean Pacific); (iii) approximately $1.6 million of incremental information technology expenses and other costs primarily associated with the implementation of the new ERP System; and (iv) approximately $1.2 million in marketing expenses related to the recently introduced nationwide Speedo advertising campaign. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations

(primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.9 million decrease in SG&A expenses for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

    Amortization of Intangible Assets

Amortization of intangible assets increased from $1.0 million for the Three Months Ended April 2, 2005 to $3.4 million for the Three Months Ended April 1, 2006 reflecting amortization related to finite-lived intangible assets acquired in the CKJEA Acquisition coupled with a $0.5 million increase associated with the amortization of the Calvin Klein swimwear license acquired in May 2005.

    Operating Income

The following table presents operating income by group:

	Three Months Ended April 1, 2006	% of Net Revenues	Three Months Ended April 2, 2005 (a)		% of Net Revenues
	(in thousands of dollars)
Sportswear Group	$9,503		$14,617	(b)
Intimate Apparel Group	15,613		12,099	(c)
Swimwear Group	16,041		34,132	(d)
Group operating income	41,157	8.8%	60,848		13.8%
Unallocated corporate expenses	(6,565)	−1.4%	(7,925)		−1.8%
Restructuring expense	—	0.0%	(6)		0.0%
Operating income	$34,592	7.4%	$52,917		12.0%

(a)	For the Three Months Ended April 2, 2005, operating income for each of the business groups and unallocated corporate expenses has been restated to conform to the current period presentation. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)	Includes an allocation of corporate expenses of $4,991 and $4,800 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively.

(c)	Includes an allocation of corporate expenses of $3,143 and $2,949 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively.

(d)	Includes an allocation of corporate expenses of $4,618 and $3,930 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively.

    Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended April 1, 2006	% of Brand Net Revenues	Three Months Ended April 2, 2005 (d)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans (a)	$5,382	5.9%	$8,711	11.5%
Chaps	743	1.6%	4,039	8.4%
Calvin Klein accessories (b)	(366)	−118.1%	1,153	25.9%
Mass sportswear licensing	6	0.5%	714	31.6%
Sportswear wholesale	5,765	4.1%	14,617	11.2%
Sportswear retail (c)	3,738	12.3%	—	0.0%
Sportswear Group	$9,503	5.6%	$14,617	11.2%

(a)	Includes operating income related to the CKJEA Business of $6.1 million for the Three Months Ended April 1, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Operating income related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items in the table above.

(c)	Comprises operating income related to the CKJEA retail business.

(d)	Operating income for each of the business brands for the Three Months Ended April 2, 2005 has been restated to conform to the current period presentation with respect to the allocation of corporate expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Sportswear Group operating income decreased $5.1 million, or 35.0%. Operating income related to the CKJEA Business was $6.1 million for the Three Months Ended April 1, 2006. Excluding operating income related to the CKJEA Business, Sportswear Group operating income decreased $11.2 million, or 76.5%, reflecting decreases of $5.7 million, $3.3 million, $1.5 million and $0.7 million in Calvin Klein jeans, Chaps, Calvin Klein accessories and Mass sportswear licensing, respectively. The decrease in Calvin Klein jeans operating income primarily reflects the decrease in gross profit (described previously). The decrease in Calvin Klein jeans operating margin reflects an unfavorable sales mix coupled with an increase in SG&A expenses as a percentage of net revenues primarily related to the decrease in net revenues. The $3.3 million decrease in Chaps operating income primarily reflects the decrease in net revenues and gross profit.

    Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended April 1, 2006	% of Brand Net Revenues	Three Months Ended April 2, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$7,430	10.8%	$11,248	15.2%
Core Brands	3,968	10.3%	(1,441)	−4.0%
Fashion Brands	3,463	9.8%	2,402	6.9%
Intimate Apparel wholesale	14,861	10.4%	12,209	8.5%
Intimate Apparel retail	752	6.9%	(110)	−1.5%
Intimate Apparel Group	$15,613	10.2%	$12,099	8.0%

(a)	Operating income for each of the business units for the Three Months Ended April 2, 2005 has been restated to conform to the current period presentation with respect to the allocation of corporate expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Intimate Apparel Group operating income increased $3.5 million, or 29.0%, reflecting increases in Core Brands, Fashion Brands and Retail, partially offset by decreases in Calvin Klein underwear. The $5.4 million increase in Core Brands operating income reflects an increase in gross profit of $6.3 million (as described previously), partially offset by an increase in SG&A expenses of $0.9 million, reflecting an increase in selling related expenses commensurate with the increase in net revenues. The $1.1 million increase in Fashion Brands operating income reflects an increase in gross profit of $0.4 million coupled with a decrease in SG&A expenses of $0.7 million primarily related to the translation impact of a strengthening in the U.S. dollar relative to the euro. The $3.8 million decrease in Calvin Klein underwear operating income reflects a $2.5 million decrease in gross profit (as described previously), coupled with a $1.3 million increase in SG&A expenses primarily related to increases in marketing and administration expenses in the Company’s European operation.

    Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months Ended April 1, 2006	% of Brand Net Revenues	Three Months Ended April 2, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$14,600	17.3%	$20,761	21.9%
Designer	6,110	12.5%	11,308	19.8%
Ocean Pacific	(5,009)	−62.6%	1,457	35.2%
Swimwear wholesale	15,701	11.1%	33,526	21.5%
Swimwear retail	340	23.1%	606	40.0%
Swimwear Group	$16,041	11.2%	$34,132	21.7%

(a)	Operating income for each of the business units for the Three Months Ended April 2, 2005 has been restated to conform to the current period presentation with respect to the allocation of corporate expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Swimwear Group operating income decreased $18.1 million, or 53.0%, reflecting the decrease in gross profit (as discussed previously) coupled with a $6.2 million increase in SG&A expenses. The increase in SG&A expenses primarily reflects an increase of $2.2 million to support the expansion of the Ocean Pacific business across the Company’s wholesale business model, an increase in marketing expenditure of approximately $1.0 million primarily related to a recently introduced nationwide Speedo campaign, increases in selling and distribution expenses of $0.7 million (related to recent launches of Michael Kors and Calvin Klein swimwear), an increase in amortization of intangibles of $0.5 million (related to the amortization of the Calvin Klein swimwear license acquired in May 2005) and a $1.8 million increase in administrative expenses.

    Other Loss (Income)

Other loss (income) of $2.1 million for the Three Months Ended April 1, 2006 primarily reflects a $1.6 million loss on foreign exchange forward contracts entered into by the Company to facilitate the purchase of the CKJEA Business (which purchase price was denominated in euros) coupled with net losses of $0.5 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency. Other loss (income) for the Three Months Ended April 2, 2005 primarily reflects gains of $0.1 million on the current portion of inter-company loans to foreign subsidiaries that are denominated in U.S. dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements and distributions.

    Interest Expense, Net

Interest expense increased $2.7 million to $7.7 million for the Three Months Ended April 1, 2006 from $5.0 million for the Three Months Ended April 2, 2005. Interest expense in the Three Months Ended April 1, 2006 included interest on the Company's 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) of $4.7 million (net of benefit related to the 2003 and 2004 Swap Agreements of approximately $0.01 million (as described below)), interest of $2.0 million on the Term B Note (as defined below), unused commitment fees and letter of credit charges of $0.5 million related to the $225.0 million revolving credit facility under the Amended and Restated Credit Agreement, interest of $0.7 million on the debt assumed in the CKJEA Acquisition and amortization of deferred financing fees of $0.5 million, partially offset by interest income of $0.7 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and interest earned on cash investments and cash collateral accounts. Interest expense in the Three Months Ended April 2, 2005 included interest on the Company's Senior Notes of $4.3 million (net of interest income of approximately $0.4 million related to the 2003 and 2004 Swap Agreements), unused commitment fees and letter of credit charges of $0.5 million related to the revolving credit facility, amortization of deferred financing fees of $0.6 million and other items of $0.1 million, offset by interest income of $0.5 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash balances on collateral accounts.

    Income Taxes

The effective tax rate for the Three Months Ended April 1, 2006 was approximately 35.1% compared to approximately 39% for the Three Months Ended April 2, 2005. The lower effective tax rate for the Three Months Ended April 1, 2006 resulted from changes in law which reduced certain foreign statutory tax rates. The Company also had a higher portion of earnings in foreign jurisdictions with tax rates below the U.S. statutory rate of 35%. See Note 6 of Notes to Consolidated Condensed Financial Statements.

Financial Position, Capital Resources and Liquidity

    Financing Arrangements

        Senior Notes

On June 12, 2003, Warnaco Inc. (‘‘Warnaco’’), the principal operating subsidiary of Warnaco Group, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at a rate of 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco's domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The amount outstanding under the Senior Notes was $210.0 million as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively.

The indenture governing the Senior Notes places certain restrictions on the Company. The Company was in compliance with the covenants of the Senior Notes as of April 1, 2006, December 31, 2005 and April 2, 2005.

    Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (8.78% at April 1, 2006, 8.78% at December 31, 2005 and 6.8% at April 2, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company's Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.01% at April 1, 2006, 9.01% at December 31, 2005 and 7.03% at April 2, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 8.87% as of April 1, 2006.

The fair value of the Company's outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company's 2003 Swap Agreement and the 2004 Swap Agreement match the provisions of the Company's outstanding Senior Notes (the ‘‘hedged debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company's results of operations but are recorded in the Company's consolidated condensed balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the hedged debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the hedged debt. The table below summarizes the fair value (unrealized gains (losses)) of the Company's outstanding swap agreements:

	April 1, 2006	December 31, 2005	April 2, 2005
Unrealized loss
2003 Swap Agreement	$(2,357)	$(1,366)	$(628)
2004 Swap Agreement	(1,502)	(990)	(675)
Net unrealized loss	$(3,859)	$(2,356)	$(1,303)

        Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the revolving credit facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of April 1, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 6.32%. The Term B Note matures on January 31, 2013 and must be repaid at the rate of $450,000 per quarter from June 30, 2006 through March 31, 2012 and $42.3 million on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.25% at April 1, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.50% and 6.04% at April 1, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of April 1, 2006, under the Amended and Restated Credit Agreement, the Company had $180 million outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. The Company was in compliance with the covenants of the Amended and Restated Credit Agreement as of April 1, 2006 and was in compliance with the covenants of the revolving credit facility as of December 31, 2005 and April 2, 2005.

    Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company’s foreign subsidiaries (the ‘‘Foreign Subsidiaries’’) entered into a $25 million revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, Bank of America, N.A.’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each others’ obligations under the Foreign Revolving Credit Facility. The Company had no borrowings outstanding under the Foreign Revolving Credit Facility as of April 1, 2006 and December 31, 2005.

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of April 1, 2006 and December 31, 2005.

    CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed the CKJEA Business’ outstanding debt of approximately $90.0 million. Simultaneously with the closing of the acquisition, the Company repaid approximately $45.0 million of the outstanding debt. The remaining debt consists of short-term notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of April 1, 2006, the weighted average interest rate for the CKJEA assumed debt outstanding was approximately 3.16%.

    Liquidity

As of April 1, 2006, the Company had working capital of $468.1 million, short-term debt of $43.1 million as a result of the CKJEA Acquisition, no borrowings under the revolving credit facility of the Amended and Restated Credit Agreement and no borrowings under the Foreign Revolving Credit Facility. As of April 1, 2006, the Company had $106.0 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $225.0 million plus $8.0 million of cash collateral, less outstanding letters of credit of $127.0 million. Total cash and cash equivalents decreased $101.0 million from $164.2 million as of December 31, 2005 to $63.2 million as of April 1, 2006. The decrease in cash and cash equivalents was due mainly to cash used of approximately $70.8 million in connection with the CKJEA Acquisition.

The Company’s total debt as of April 1, 2006 was $431.3 million, consisting of $210.0 million of the Senior Notes, $180.0 million of the Term B Note under the Amended and Restated Credit Agreement and $41.3 million of debt of the CKJEA Business assumed in connection with the closing of the CKJEA Acquisition.

The Company believes that cash available under the Amended and Restated Credit Agreement, cash available under the Foreign Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures, for the next three years. If the Company requires additional sources of capital, it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

    Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. In order to comply with the terms of the applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years. During the Three Months Ended April 1, 2006, the Company did not make any share repurchases under the share repurchase program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

    Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005:

	Three Months Ended
	April 1, 2006	April 2, 2005
	(in thousands of dollars)
Net cash used in operating activities:
Continuing operations	$(20,123)	$(12,148)
Discontinued operations	—	(484)
Net cash used in investing activities	(210,832)	(3,743)
Net cash provided by financing activities	129,309	132
Translation adjustments	598	(3,480)
Decrease in cash and cash equivalents	$(101,048)	$(19,723)

Cash used in operating activities from continuing operations was $20.1 million in the Three Months Ended April 1, 2006 compared to $12.1 million in the Three Months Ended April 2, 2005. The $8.0 million increase in cash used in operating activities from continuing operations was due primarily to a $13.3 million decrease in net income for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. This decrease in net income was partially offset by an increase of $3.7 million in depreciation and amortization and a $0.6 improvement in cash required for net working capital (primarily inventory, accounts receivable, accounts payable and accrued liabilities) for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. The Company experienced net working capital outflows of $51.8 million during the Three Months Ended April 1, 2006 compared to $52.4 million for the Three Months Ended April 2, 2005. The net working capital outflows for the Three Months Ended April 1, 2006 were due primarily to an $89.6 million increase in net accounts receivable combined with a $9.2 million decrease in other liabilities, partially offset by the combination of a $24.3 million decrease in net inventories, a $16.1 million increase in accounts payable and a $5.5 million increase in accrued income taxes. The net working capital outflows for the Three Months Ended April 2, 2005 were due primarily to a $63.5 million increase in net accounts receivable, partially offset by an $11.1 million decrease in net inventories.

Cash used in investing activities was $210.8 million in the Three Months Ended April 1, 2006 compared to $3.7 million in the Three Months Ended April 2, 2005. This $207.1 million increase was due primarily to the $203.4 million used for the CKJEA Acquisition completed on January 31, 2006 (See Note 2 of Notes to Consolidated Condensed Financial Statements). In addition, during the Three Months Ended April 1, 2006, the Company’s capital expenditures were $8.6 million compared to $5.1 million during the Three Months Ended April 2, 2005.

Cash provided by financing activities was $129.3 million in the Three Months Ended April 1, 2006 compared to $0.1 million in the Three Months Ended April 2, 2005. The $129.2 million increase was due primarily to the net effect of $180.0 million of debt issued and the repayment of $48.0 million of debt assumed in connection with the CKJEA Acquisition.

    Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of April 1, 2006 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, with the exception of the Term B Note, assumed short-term notes payable, additional lease obligations and additional minimum royalty payments incurred in connection with the CKJEA Acquisition (See Note 11 and Note 17 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a description of those obligations and commitments outstanding as of December 31, 2005.

    Off-Balance Sheet Arrangements

The Company is not engaged in any off-balance sheet arrangements through unconsolidated limited purpose entities.

    Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains ‘‘forward-looking statements’’ within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), Rule 175 of the Securities Act of 1933, as amended, and relevant legal decisions. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company's estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 3, 2006, under the heading ‘‘Risk Factors’’ (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the SAP Apparel and Footwear Solution; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of the acquisition); and such newly acquired business being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled ‘‘Risk Factors’’ and the discussion of the Company's critical accounting policies under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Critical Accounting Policies’’ included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as such discussion may be modified or supplemented by subsequent reports that the Company files with the SEC, including this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

During 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participant’s hypothetical investments are reflected in the Company’s statement of operations. As of April 1, 2006, the total liability accrued attributable to participants’ accounts was approximately $0.5 million. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would not have had a material effect on the Company’s balance sheet or statement of operations for the Three Months Ended April 1, 2006.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75 million and the $180 million of loans outstanding under the Term B Note under its Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes or revolving credit facility under the Amended and Restated Credit Agreement because the interest rate on the Senior Notes is fixed at 8 7/8% per annum and the Company had no borrowings outstanding under the revolving credit facility as of April 1, 2006. A hypothetical 10% increase in the interest rates for the outstanding swap agreements would have had an unfavorable impact of approximately $0.2 million for each of the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively, on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10%

increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable impact of $0.3 million for the Three Months Ended April 1, 2006 on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations (which accounted for approximately 30% of the Company's total net revenues for the Three Months Ended April 1, 2006) to the extent such operations purchase products denominated in U.S. dollars. Total purchases of products by foreign subsidiaries denominated in U.S. dollars amounted to approximately $23.3 million for the Three Months Ended April 1, 2006. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $2.3 million for the Three Months Ended April 1, 2006.

As of April 1, 2006, the Company had foreign currency exchange contracts outstanding to purchase, through September 2006, approximately $7.3 million for a total of approximately €6.0 million at a weighted-average exchange rate of 1.227. The foreign currency exchange contracts mature through September 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the U.S. dollar (i.e., an increase in the euro/dollar exchange rate from 1.2227 to 1.3432) would have decreased the unrealized gain on outstanding foreign exchange contracts by approximately $0.7 million at April 1, 2006. The change would not have had any effect on the Company’s results of operations because such unrealized gains are recorded in other comprehensive income until the related inventory is sold.

In January 2006, in connection with the CKJEA Acquisition, the Company entered into a euro forward purchase contract to purchase approximately €146.0 million for $180.0 million. The change in the euro to U.S. dollar exchange rate at the close of the business on the purchase date compared to the euro forward purchase contract exchange rate resulted in an exchange loss of approximately $2.5 million which the Company recorded during the Three Months Ended April 1, 2006.

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

(b)    Changes in Internal Control Over Financial Reporting.

As described elsewhere in this Quarterly Report on Form 10-Q, on January 31, 2006, the Company completed the CKJEA Acquisition. Total revenues and total assets of the CKJEA Business were $60.4 million for the period January 31, 2006 to April 1, 2006 and approximately $427.3 million as of April 1, 2006, respectively. During the Three Months Ended April 1, 2006, the Company began implementing integration activities related to the CKJEA Acquisition, including further review of the controls and procedures of the acquired business. The acquired business, headquartered outside of the U.S., was accustomed to operating under less stringent financial reporting and operating control frameworks, compared to those of the Company (including, without limitation, with respect to reporting deadlines, application of U.S. GAAP, general computer controls and the extent of process documentation). The Company continues to identify changes in process, systems and documentation that it expects to undertake as part of the inclusion of the acquired business in the Company’s

Sarbanes-Oxley Section 404 assessment, and is beginning to implement steps to strengthen the control environments of the acquired business over the remainder of fiscal 2006.

During the Three Months Ended April 1, 2006 the Company implemented a new enterprise-wide computer software platform encompassing finance, sales and distribution and materials management in its Swimwear Group in the U.S. and Canada, and certain of its U.S. shared service departments. In connection with the ERP System implementation (and the associated conversion of data and processes from the Company’s old ERP system to the new ERP System), the Company is updating its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and to take advantage of enhanced automated controls provided by the new ERP System.

Other than as described above, there have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 15 Legal Matters.

Item 1A.	Risk Factors.

Please refer to Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 3, 2006, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Three Months Ended April 1, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended April 1, 2006. The shares set forth below as repurchased during the Three Months Ended April 1, 2006 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee's withholding tax obligation may be surrendered to the Company in satisfaction thereof.

The Company has a share repurchase program; however, no shares were repurchased pursuant to the share repurchase program during the Three Months Ended April 1, 2006. The Company's Board of Directors authorized the Company to enter into the share repurchase program of up to three million shares of common stock in July 2005. The share repurchase program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases), the Company expects that purchases under the share repurchase program will be made over the course of the next three years. The share repurchase program may be modified or terminated by the Company's Board of Directors at any time.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Yet Be Repurchased Under the Announced Plans
January 1, 2006 - January 29, 2006	153	$27.79	—	2,990,849
January 30, 2006 - February 26, 2006	409	$23.58	—	2,990,849
February 27, 2006 - April 1, 2006	47,256	$23.95	—	2,990,849

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).*^
2.2	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*^
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.2	Amended and Restated Guaranty, dated as of January 31, 2006, by and among The Warnaco Group, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.3	Amended and Restated Pledge and Security Agreement, dated as of January 31, 2006, by and among Warnaco Inc., the other Grantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*

Exhibit No.	Description of Exhibit
10.4	Intercreditor and Collateral Agency Agreement, dated as of January 31, 2006, by and among Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, The Warnaco Group, Inc., Warnaco Inc. and each other Loan Party (as defined therein) (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.5	Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.6	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.7	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.8	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.9	Amended and Restated License Agreement, dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.10	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement, dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.11	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A. and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.12	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A. and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.13	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#

Exhibit No.	Description of Exhibit
10.14	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.15	2006 Directors' Compensation (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
10.16	2006 Base Salaries of Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
10.17	2006 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
10.18	2005 Bonus Awards (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

^	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: May 11, 2006	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer

Date: May 11, 2006	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer