Form 10-Q
period 2006-07-01
WARNACO GROUP INC /DE/
filed 2006-08-15
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of August 10, 2006 is as follows: 46,428,816.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

		PAGE NUMBER
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of July 1, 2006, December 31, 2005 (as restated) and July 2, 2005	1
	Consolidated Condensed Statements of Operations for the Three Months Ended July 1, 2006, for the Three Months Ended July 2, 2005, for the Six Months Ended July 1, 2006 and for the Six Months Ended July 2, 2005	2
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended July 1, 2006 and for the Six Months Ended July 2, 2005	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	64
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Submission of Matters to a Vote of Security Holders	67
Item 5.	Other Information	68
Item 6.	Exhibits	72
SIGNATURES		74

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	July 1, 2006	December 31, 2005	July 2, 2005
ASSETS		(As Restated) (See Note 18)
Current assets:
Cash and cash equivalents	$138,372	$164,201	$153,896
Accounts receivable, less reserves of $77,342, $51,417 and $55,193 as of July 1, 2006, December 31, 2005 and July 2, 2005, respectively	278,748	210,204	204,228
Inventories	310,956	325,988	277,285
Prepaid expenses and other current assets (including deferred income taxes of $9,651, $2,666 and $1,163 as of July 1, 2006, December 31, 2005 and July 2, 2005, respectively)	75,763	47,575	48,365
Total current assets	803,839	747,968	683,774
Property, plant and equipment, net	131,389	116,995	105,998
Licenses, trademarks and other intangible assets, net	483,046	302,173	305,573
Goodwill	104,192	30,043	41,133
Other assets (including deferred income taxes of $5,181, $3,736 and $5,508 as of July 1, 2006, December 31, 2005 and July 2, 2005, respectively)	22,305	22,872	22,769
Total assets	$1,544,771	$1,220,051	$1,159,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$43,554	$—	$—
Accounts payable	149,555	126,333	91,060
Accrued liabilities	104,210	103,314	83,044
Accrued income taxes payable (including deferred income taxes of $1,469, $1,588 and $1,801 as of July 1, 2006, December 31, 2005 and July 2, 2005, respectively)	43,863	23,557	29,867
Total current liabilities	341,182	253,204	203,971
Long-term debt	382,750	210,000	210,575
Other long-term liabilities (including deferred income taxes of $100,884, $74,466 and $76,329 as of July 1, 2006, December 31, 2005 and July 2, 2005, respectively)	161,196	127,360	137,037
Commitments and contingencies (See Notes 2, 4, 6, 7, 9, 11, 15, 16 and 17)
Stockholders' equity:
Preferred stock (See Note 12)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,426,453, 46,146,869 and 45,855,783 issued as of July 1, 2006, December 31, 2005, and July 2, 2005, respectively	464	461	459
Additional paid-in capital	543,305	533,565	525,460
Accumulated other comprehensive income	21,284	4,668	4,028
Retained earnings	109,151	91,846	78,033
Treasury stock, at cost, 773,384, 42,498 and 13,001 shares as of July 1, 2006, December 31, 2005 and July 2, 2005, respectively	(14,561)	(1,053)	(316)
Total stockholders' equity	659,643	629,487	607,664
Total liabilities and stockholders' equity	$1,544,771	$1,220,051	$1,159,247

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended
	July 1, 2006	July 2, 2005
Net revenues	$451,585	$374,679
Cost of goods sold	293,142	261,708
Gross profit	158,443	112,971
Selling, general and administrative expenses	140,370	95,333
Amortization of intangible assets	4,036	1,149
Pension expense	33	200
Restructuring items	—	721
Operating income	14,004	15,568
Other loss (income)	(766)	882
Interest expense, net	9,417	4,524
Income from continuing operations before provision for income taxes	5,353	10,162
Provision for income taxes	1,930	3,581
Income from continuing operations	3,423	6,581
Loss from discontinued operations, net of income taxes	—	(253)
Net income	$3,423	$6,328
Basic and diluted income per common share:
Income from continuing operations	$0.07	$0.14
Loss from discontinued operations	—	—
Net income	$0.07	$0.14
Weighted average number of shares outstanding used in computing income per common share:
Basic	46,082,333	45,817,470
Diluted	46,935,529	46,408,883

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Six Months Ended
	July 1, 2006	July 2, 2005
Net revenues	$914,365	$814,220
Cost of goods sold	584,531	544,241
Gross profit	329,834	269,979
Selling, general and administrative expenses	277,171	198,170
Amortization of intangible assets	7,465	2,126
Pension expense	5	471
Restructuring expense	—	727
Operating income	45,193	68,485
Other loss	1,084	791
Interest expense, net	17,361	9,558
Income from continuing operations before provision for income taxes	26,748	58,136
Provision for income taxes	9,443	22,329
Income from continuing operations	17,305	35,807
Loss from discontinued operations, net of income taxes	—	(128)
Net income	$17,305	$35,679
Basic income per common share:
Income from continuing operations	$0.38	$0.78
Loss from discontinued operations	—	—
Net income	$0.38	$0.78
Diluted income per common share:
Income from continuing operations	$0.37	$0.77
Loss from discontinued operations	—	—
Net income	$0.37	$0.77
Weighted average number of shares outstanding used in computing income per common share:
Basic	46,114,751	45,752,718
Diluted	46,999,123	46,277,498

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 1, 2006	July 2, 2005
Cash flows from operating activities:
Net income	$17,305	$35,679
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	128
Depreciation and amortization	23,564	16,407
Write-off of non-trade receivable	—	1,230
Stock compensation	7,842	4,929
Amortization of deferred financing costs	1,224	1,146
Provision for trade and other bad debts	2,027	2,014
Inventory writedowns	21,531	18,394
Other	(1,884)	(6,064)
Change in operating assets and liabilities:
Accounts receivable	(2,653)	13,591
Inventories	52,527	39,972
Prepaid expenses and other assets	(2,567)	(1,471)
Accounts payable, accrued expenses and other liabilities	(32,396)	(40,714)
Accrued income taxes	(2,026)	19,097
Net cash provided by operating activities from continuing operations	84,494	104,338
Net cash provided by operating activities from discontinued operations	—	1,159
Net cash provided by operating activities	84,494	105,497
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	2,500	3,391
Purchase of property, plant & equipment	(20,010)	(14,504)
Purchase of intangible asset	—	(4,300)
Business acquisitions, net of cash acquired	(207,899)	—
Other	—	(276)
Net cash used in investing activities	(225,409)	(15,689)
Cash flows from financing activities:
Debt issued with business acquisition	180,000	—
Payment of debt assumed on business acquisition	(44,518)	—
Payment of short-term notes payable	(3,075)	—
Payment of deferred financing costs	(2,897)	—
Payment of long-term debt	(450)
Repayment of Senior Notes due 2013	(5,200)	—
Purchase of treasury stock	(13,508)	—
Proceeds from the exercise of employee stock options	1,901	1,230
Other	—	(945)
Net cash provided by financing activities	112,253	285
Translation adjustments	2,833	(1,785)
Increase (decrease) in cash and cash equivalents	(25,829)	88,308
Cash and cash equivalents at beginning of period	164,201	65,588
Cash and cash equivalents at end of period	$138,372	$153,896

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

Basis of Consolidation and Presentation: The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K, the Company's Amended Annual Report on Form 10-K/A for Fiscal 2005 (which the Company expects to file as soon as practicable) and Part II — Item 5. Other Information included herein.

Results of acquired companies are included in the Company's operating results from the date of acquisition and, therefore, operating results on a period-to-period basis are not comparable. In the opinion of management, the information furnished reflects all adjustments (all of which are of a normal recurring nature except for the restatement entries) necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

All inter-company accounts have been eliminated in consolidation.

Periods Covered: The period from April 2, 2006 to July 1, 2006 (the ‘‘Three Months Ended July 1, 2006’’) and the period April 3, 2005 to July 2, 2005 (the ‘‘Three Months Ended July 2, 2005’’) each contained thirteen weeks of operations. The period from January 1, 2006 to July 1, 2006 (the ‘‘Six Months Ended July 1, 2006’’) and the period January 2, 2005 to July 2, 2005 (the ‘‘Six Months Ended July 2, 2005’’) each contained twenty-six weeks of operations.

Reclassifications: For comparative purposes, certain prior period items have been reclassified to conform to the current period presentation. See Note 7 for a discussion of certain reclassifications.

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

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options under SFAS 123 for all options granted by the Company after February 4, 2003 pursuant to

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (‘‘SFAS 148’’). From February 5, 2003 to December 31, 2005, the Company recorded stock-based compensation expense based on actual forfeitures of stock-based compensation awards.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As such, results for prior periods have not been restated. The computation of stock-based compensation expense using SFAS 123R compared to the computation of stock-based compensation expense using SFAS 123 resulted in a reduction in stock-based compensation expense of $271 (from $4,754 to $4,483) and $631 (from $8,473 to $7,842) for the Three and Six Months Ended July 1, 2006, respectively, as a result of the use of an estimated forfeiture rate in the computation of stock-based compensation expense. For the Three Months Ended July 1, 2006, the reduction in stock-based compensation expense caused income before income taxes to increase by $271 and net income to increase by $175. For the Three Months Ended July 1, 2006, the reduction in stock-based compensation expense did not have any effect on basic or diluted income per common share, cash provided by operating activities or cash provided by financing activities. For the Six Months Ended July 1, 2006, the reduction in stock-based compensation expense caused income before income taxes to increase by $631, net income to increase by $407 and basic and diluted income per common share to increase by $0.01. The reduction in stock-based compensation expense did not have any effect on cash provided by operating activities or cash provided by financing activities for the Six Months Ended July 1, 2006. The cumulative effect of the adoption of SFAS 123R was not material.

The Company has issued stock options and granted restricted stock and restricted stock units under the following stock-based compensation plans:

2005 Stock Incentive Plan

The Warnaco Group, Inc. 2005 Stock Incentive Plan (the ‘‘2005 Stock Incentive Plan’’) permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,000,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards shall not exceed 750,000. The Compensation Committee of the Warnaco Group's Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 3,000,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on such date.

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

A summary of stock option award activity under the Company’s stock incentive plans as of July 1, 2006 and changes during the Six Months Ended July 1, 2006 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	3,963,300	$14.28
Granted	1,075,000	22.86
Exercised	(93,153)	15.36
Forfeited/Expired	(90,531)	18.54
Outstanding as of July 1, 2006	4,854,616	$17.75
Exercisable as of July 1, 2006	2,108,600	$14.86

A summary of the activity for unvested restricted share/unit awards as of July 1, 2006 and changes during the Six Months Ended July 1, 2006 is presented below:

	Restricted Shares/Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2006	613,825	$19.47
Granted	391,750	22.66
Vested	(161,459)	20.72
Forfeited	(19,517)	21.34
Unvested as of July 1, 2006	824,599	$20.94

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes information about options outstanding as of July 1, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding at July 1, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Exercisable at July 1, 2006	Weighted Average Exercise Price	Intrinsic Value
$9.55 – $13.20	1,382,500	6.7	$10.06	$11,917	971,000	$10.03	$8,399
$13.21 – $16.85	220,000	7.2	16.55	448	164,667	16.65	335
$16.86 – $20.50	1,251,400	7.9	18.60	707	670,068	18.31	453
$20.51 – $24.15	1,894,716	9.3	22.52	—	302,865	21.74	—
$24.16 – $27.80	106,000	9.4	25.28	—	—	—	—
	4,854,616	8.1	$17.75	$13,072	2,108,600	$14.86	$9,187

The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its estimate of the expected life of a stock option of six years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company's risk-free rate of return assumption for options granted during the Six Months Ended July 1, 2006 and the Six Months Ended July 2, 2005 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock-based compensation awards is based on the number of stock-based compensation awards that the Company expects to vest and the fair value of the stock-based compensation awards on the date of grant and is recognized over the vesting period of the stock-based awards on a straight-line basis.

The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during the Three Months and Six Months Ended July 1, 2006 and the Three Months and Six Months Ended July 2, 2005 are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted-average grant date fair value of options granted	$7.81	$8.12	$8.54	$8.12
Intrinsic value of options exercised	4.80	8.31	7.62	11.50
Intrinsic value of restricted shares/units vested	21.67	22.57	23.49	23.91

The fair values of the stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Weighted average risk free rate of return	5.02%	3.83%	4.62%	3.83%
Dividend yield (a)	—	—	—	—
Expected volatility of the market price of the Company's common stock	27.0%	30.0%	27.0%	30.0%
Expected option life	6 years	6 years	6 years	6 years

(a)	The terms of the Company's Amended and Restated Credit Agreement and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (each as defined below) limit the Company's ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years. See Note 11.

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Stock-based compensation expense before income taxes:
Stock options	$2,517	$1,721	$4,410	$2,942
Restricted stock grants	1,966	1,048	3,432	1,987
Total	4,483	2,769	7,842	4,929
Income tax benefit:
Stock options	893	611	1,562	1,051
Restricted stock grants	697	372	1,216	710
Total	1,590	983	2,778	1,761
Stock-based compensation expense after income taxes:
Stock options	1,624	1,110	2,848	1,891
Restricted stock grants	1,269	676	2,216	1,277
Total	$2,893	$1,786	$5,064	$3,168

As of July 1, 2006, there was $23,143 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 27 months.

Recent Accounting Pronouncements: In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As discussed in Note 18 and Part II — Item 5. Other Information, the Company will be restating its consolidated financial statements for the quarter ended April 1, 2006 (‘‘First Quarter 2006’’), for the quarter ended December 31, 2005 (‘‘Fourth Quarter 2005’’) and for Fiscal 2005, in accordance with the provisions of SFAS 154.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (‘‘SFAS 155’’). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits an entity to measure at fair value certain financial instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material effect on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect adoption of SFAS 156 to have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods and income tax disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the beginning of fiscal 2007 and is in the process of evaluating the impact, if any, the adoption will have on the Company’s consolidated financial statements.

Note 2—CKJEA Acquisition

On January 31, 2006, the Company acquired 100% of the shares of the companies (the ‘‘CKJEA Business’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Acquisition’’) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. for total consideration of approximately €240,000 (approximately $291,647), consisting of cash consideration, net of cash acquired, of approximately €166,000 (approximately $202,300) and assumption of indebtedness of approximately €74,000 (approximately $89,347). In addition, the Company had incurred professional fees and other related costs of approximately $6,850 in connection with the acquisition. The CKJEA Acquisition provided the Company with rights to distribute Calvin Klein jeanswear products worldwide and expand its retail channel of distribution. The purchase price is subject to certain post-closing adjustments, including adjustments to the amount of working capital acquired. Approximately €37,000 (approximately $44,518) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37,000 (approximately $44,829) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The Company is in the process of determining the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition and obtaining final independent third party appraisals of certain acquired assets. As a result, the purchase price allocation is preliminary and is subject to change.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180,000 term loan facility under its Amended and Restated Credit Agreement. See Note 11.

In connection with the consummation of the CKJEA Acquisition, on January 31, 2006, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). The acquisition of additional licenses and the amendments to certain existing licenses did not and will not require any additional consideration from the Company. The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006 (except the license for Calvin Klein collection, which expires in 2013), subject to the terms and conditions of each such exclusive agreement.

In connection with the consummation of the CKJEA Acquisition, the Company will, for no additional consideration and subject to certain conditions which are ministerial in nature, acquire 100% of the shares of the company that operates the license for Calvin Klein men’s and women’s collection apparel and accessories worldwide on or about January 2, 2008, which license will expire in December 2013, subject to certain conditions.

The Company accounted for the CKJEA Acquisition as a purchase. The estimated excess of purchase price over the preliminary fair value of the net assets acquired and liabilities assumed (approximately $74,290) has been recorded as goodwill. The results of the CKJEA Business’ operations have been included in the Company’s results of operations (as part of the Company’s Sportswear Group) commencing February 1, 2006 and the acquired assets and liabilities have been included in the Company’s consolidated condensed balance sheet at July 1, 2006.

Assets acquired and liabilities assumed on January 31, 2006, based upon the Company’s preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, are as follows:

Assets acquired
Accounts receivable	$63,747
Inventory	54,504
Prepaid and other current assets	21,496
Property, plant and equipment	14,477
Licenses and other intangible assets (a)	177,300
Goodwill (a)	74,290
Other assets	2,090
Total assets	407,904
Liabilities assumed
Accounts payable, accrued liabilities and other current liabilities	57,157
Accrued income taxes payable	16,701
Third party debt	44,829
Related party debt (b)	44,518
Deferred taxes	23,728
Other noncurrent liabilities	11,821
Total liabilities	198,754
Purchase price, net of cash acquired of $16,578	$209,150

(a)	See Note 10 for additional information regarding acquired intangible assets and goodwill.

(b)	Repaid by the acquired entities simultaneously with the closing.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following unaudited pro forma statement of operations data for the Six Months Ended July 1, 2006 and the Three and Six Months Ended July 2, 2005 gives effect to the CKJEA Acquisition as if it had occurred at the beginning of each fiscal year of each period presented. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred at the beginning of each period presented, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the Company’s preliminary purchase price allocation. Definitive allocations (which will be based on, among other things, independent appraisals and estimates of the fair values of assets and liabilities acquired) may differ significantly from the unaudited pro forma amounts included herein and may also effect the actual net income reported in future periods.

	Three Months Ended	Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005
Net revenues	$418,275	$947,472	$936,597
Net income	798	19,930	36,985
Net income per share – basic	0.02	0.43	0.81
Net income per share – diluted	0.02	0.42	0.80

The above pro forma amounts reflect adjustments related to: (i) the elimination of sales by the Company to the CKJEA Business; (ii) depreciation and amortization expense (based on the preliminary allocation of the purchase price to the estimated fair value of the assets acquired); (iii) interest expense resulting from the cash used in, and the financing obtained for, the acquisition; and (iv) income tax effect based upon an unaudited pro forma effective tax rate of 35.30% and 38.02% for the Six Months Ended July 1, 2006 and Three and Six Months Ended July 2, 2005, respectively. The unaudited pro forma information does not reflect management’s estimate of any anticipated cost savings or other benefits that may ultimately result from the acquisition.

In addition, the unaudited pro forma amounts exclude material non-recurring charges of approximately $5,458 related to the following:

a)	The write up to fair value of inventory as part of the preliminary purchase price allocation: $2,400 (recorded in cost of goods sold in the consolidated condensed statement of operations);

b)	The amortization of sales order backlog: $1,900 (recorded in amortization of intangible assets in the consolidated condensed statement of operations);

c)	A net exchange loss realized by the Company in connection with the consummation of the acquisition: $1,558 (recorded in other loss (income) in the consolidated condensed statement of operations).

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 3—Discontinued Operations

As disclosed in its Annual Report on Form 10-K for Fiscal 2005, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net revenues	$26	$222
Income before benefit for income taxes	(428)	(235)
Provision for income taxes	(175)	(107)
Income from discontinued operations	$(253)	$(128)

Note 4—Restructuring Expense

During the Three Months Ended July 1, 2006 and the Six Months Ended July 1, 2006, the Company did not incur any restructuring expenses. During the Three Months Ended July 2, 2005 and the Six Months Ended July 2, 2005, the Company incurred restructuring expense of $721 and $727, respectively, primarily related to the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities.

A summary of restructuring expense for the Three Months Ended July 2, 2005 and the Six Months Ended July 2, 2005 is as follows:

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Employee termination costs and related items (a)	$108	$75
Facility shutdown costs and loss on disposal/write-down of property, plant and equipment (b)	743	779
Lease and contract termination costs (c)	(130)	(130)
Legal and professional fees	—	3
Total restructuring expense	$721	$727
Cash portion of restructuring items	$23	$11
Non-cash portion of restructuring items	698	716

(a)	For the Six Months Ended July 2, 2005, includes employee termination costs of $136 related to 19 employees, offset by a $61 reduction in employee termination accruals which were no longer required.

(b)	For the Three and Six Months Ended July 2, 2005, includes $698 and $716, respectively, of losses on disposal/writedowns of assets related to facilities that were either closed or sold in prior periods.

(c)	Reflects the reversal of an accrual no longer required related to the closure of a technical production support center located in Van Nuys, California. The Company settled the lease with the landlord earlier than anticipated.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Changes in liabilities related to restructuring expense (income) for the Six Months Ended July 1, 2006 are summarized below:

	Employee Termination Costs	Legal and Professional Fees	Total
Balance at December 31, 2005	$302	$10	$312
Cash reductions for the Six Months Ended July 1, 2006	(42)	(8)	(50)
Non-cash changes and foreign currency effects	22	—	22
Balance at July 1, 2006 (a)	$282	$2	$284

(a)	The Company expects that substantially all of the liabilities related to these restructuring items will be paid within 12 months.

Note 5—Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, J. Lo by Jennifer Lopez®, Calvin Klein®, Lejaby®, Axcelerate Engineered by Speedo™ and Rasurel® brand names. As of July 1, 2006, the Intimate Apparel Group also operated 156 Calvin Klein retail stores worldwide (consisting of 94 stores directly operated by the Intimate Apparel Group, including one on-line store, and 62 stores operated under retail licenses or distributor agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and junior's sportswear under the Calvin Klein and Chaps® brands. During the First Quarter 2006, the Company acquired (as part of its Sportswear Group) the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See Note 2. As of July 1, 2006, the Sportswear Group operated 333 Calvin Klein retail stores worldwide (consisting of 197 stores/shop-in-shop locations directly operated by the Sportswear Group and 136 stores/shop-in-shop locations operated under retail licenses or distributor agreements). The majority of these Calvin Klein retail stores were acquired as part of the CKJEA Acquisition.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, Ocean Pacific®, Axcelerate/Axcelerate Engineered by Speedo and Calvin Klein brand names. As of July 1, 2006, the Swimwear Group operated three Speedo outlet stores and one on-line store.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information by business group, excluding discontinued operations, is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Three Months Ended July 1, 2006
Net revenues	$167,622	$153,147	$130,816	$451,585	$—	$451,585
Operating income (loss)	2,499	18,237	1,554	22,290	(8,286)	14,004
Depreciation and amortization	4,946	2,764	3,041	10,751	933	11,684
Capital expenditures	2,460	1,980	724	5,164	2,666	7,830
Three Months Ended July 2, 2005
Net revenues	$120,073	$143,328	$111,278	$374,679	$—	$374,679
Operating income (loss)	12,175	8,295	1,928	22,398	(6,830)	15,568
Depreciation and amortization	2,696	2,597	2,303	7,596	600	8,196
Restructuring expense	—	—	—	—	721	721
Capital expenditures	263	2,816	1,204	4,283	3,405	7,688
Six Months Ended July 1, 2006
Net revenues	$335,494	$306,850	$272,021	$914,365	$—	$914,365
Operating income (loss)	10,441	34,050	15,636	60,127	(14,934)	45,193
Depreciation and amortization	10,257	5,674	5,968	21,899	1,665	23,564
Capital expenditures	3,718	2,892	1,948	8,558	6,964	15,522
Six Months Ended July 2, 2005
Net revenues	$250,436	$295,103	$268,681	$814,220	$—	$814,220
Operating income (loss)	26,792	20,394	36,060	83,246	(14,761)	68,485
Depreciation and amortization	5,405	5,199	4,443	15,047	1,360	16,407
Restructuring expense	—	—	—	—	727	727
Capital expenditures	468	3,577	1,724	5,769	8,157	13,926
Balance Sheet
Total Assets:
July 1, 2006	$480,110	$294,938	$310,763	$1,085,811	$458,960	$1,544,771
December 31, 2005	230,066	280,791	362,550	873,407	346,644	1,220,051
July 2, 2005	246,127	278,707	291,447	816,281	342,966	1,159,247
Property, Plant and Equipment:
July 1, 2006	$26,698	$18,163	$17,627	$62,488	$68,901	$131,389
December 31, 2005	9,703	19,061	17,607	46,371	70,624	116,995
July 2, 2005	7,588	16,802	15,642	40,032	65,966	105,998

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges, depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes. In conjunction with an evaluation of the Company’s overall segment reporting and to reflect how management currently views the business, a portion of corporate overhead expenses (i.e., those that relate directly to segments) were allocated to each segment (based on specific usage or other allocation methods) from the beginning of the 2006 fiscal year. For comparative purposes, prior period segment results have been restated to conform to the current period presentation.

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Unallocated corporate departmental expenses	$7,353	$5,509	$13,269	$12,674
Restructuring expense	—	721	—	727
Depreciation and amortization of corporate assets	933	600	1,665	1,360
Corporate/other items	$8,286	$6,830	$14,934	$14,761

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

A reconciliation of group operating income to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Group operating income	$22,290	$22,398	$60,127	$83,246
Corporate/other items	(8,286)	(6,830)	(14,934)	(14,761)
Operating income	14,004	15,568	45,193	68,485
Other loss (income)	(766)	882	1,084	791
Interest expense, net	9,417	4,524	17,361	9,558
Income from continuing operations before
provision for income taxes	$5,353	$10,162	$26,748	$58,136

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	July 1, 2006		July 2, 2005
Net revenues:
United States	$276,466	61.2%	$272,212	72.6%
Europe	90,450	20.0%	60,255	16.1%
Canada	26,267	5.8%	23,697	6.3%
Mexico	14,926	3.3%	10,748	2.9%
Asia	43,476	9.6%	7,767	2.1%
	$451,585	100.0%	$374,679	100.0%

	Six Months Ended
	July 1, 2006		July 2, 2005
Net revenues:
United States	$561,038	61.4%	$594,587	73.1%
Europe	190,197	20.8%	130,538	16.0%
Canada	50,359	5.5%	49,597	6.1%
Mexico	28,102	3.1%	22,892	2.8%
Asia	84,669	9.2%	16,606	2.0%
	$914,365	100.0%	$814,220	100.0%

Information about Major Customers: For the Three Months Ended July 1, 2006 and the Three Months Ended July 2, 2005, no customer accounted for 10% or more of the Company's net revenues. For the Six Months Ended July 1, 2006, no customer accounted for 10% or more of the Company’s net revenues and for the Six Months Ended July 2, 2005, one customer, Wal-Mart Stores Inc., accounted for approximately 10.5% of the Company’s net revenues.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 6—Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Domestic	$(1,530)	$(1,201)	$(4,080)	$10,105
Foreign	3,460	4,782	13,523	12,224
Total	$1,930	$3,581	$9,443	$22,329

The effective tax rate for the Three Months Ended July 1, 2006 was approximately 36% compared to approximately 35% for the Three Months Ended July 2, 2005. The higher effective tax rate for the Three Months Ended July 1, 2006 is primarily due to losses in certain foreign tax jurisdictions where the Company has not recorded a tax benefit. The Company is not certain that such benefits will be realized.

The effective tax rate for the Six Months Ended July 1, 2006 was approximately 35% compared to approximately 38% for the Six Months Ended July 2, 2005. The lower effective tax rate for the Six Months Ended July 1, 2006 relates to a favorable earnings mix between higher and lower tax jurisdictions.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. This determination is made on a jurisdiction by jurisdiction basis. The Company records a full valuation allowance against its net domestic deferred tax assets exclusive of indefinite lived intangible assets. The valuation allowance as of July 1, 2006 was $133,655, of which up to approximately $1,700 will provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce goodwill. The Company records a deferred tax liability related to indefinite-lived intangible assets. As of July 1, 2006, a deferred tax liability of $71,092 had been recorded related to indefinite-lived intangible assets.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

In foreign jurisdictions, the Company has recorded a valuation allowance against deferred tax assets of $26,903, of which $7,208 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce goodwill.

The Company is required to file tax returns in multiple domestic and foreign jurisdictions and these tax returns are subject to audit by taxing authorities. Taxing authorities may challenge the Company’s interpretation of tax law and additional tax may be assessed. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company accrues for all probable and estimable expenses related to income tax contingencies. The effective tax rate includes the impact of reserve provisions and changes to reserves that the Company considers appropriate. The Company believes that it has adequately provided for income tax contingencies.

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

In August 2006, the Company received a ruling from the taxation authority in the Netherlands related to the Company’s operations in that region. The ruling will take effect retroactive to the beginning of 2006. The Company is in the process of evaluating the effect of the ruling and anticipates that it will result in a reduction in its effective tax rate for the 2006 fiscal year.

Note 7—Employee Benefit and Retirement Plans

Defined Benefit Pension Plan

The Company follows SFAS No. 87, Employers' Accounting for Pensions (‘‘SFAS 87’’), in regard to accounting for its defined benefit pension plan in the U.S. (‘‘Pension Plan’’). Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

expense/income on a separate line of its statement of operations in each period. To conform to the current period presentation, the pension income or expense line item in the statement of operations also includes pension expense or income related to the Company’s unfunded foreign defined benefit plans which are considered immaterial to the consolidated financial statements and, therefore, are not included in the table below. Pension expense or income related to the Company's foreign defined benefit plans was classified in selling, general and administrative expenses in prior periods and has been reclassified to conform to the current period presentation.

The components of net periodic benefit cost are as follows:

	Pension Plan		Other Benefit Plans
	Three Months Ended		Three Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$—	$—	$75	$89
Interest cost	2,249	2,140	102	67
Expected return on plan assets	(2,332)	(1,940)	—	—
Amortization of prior service cost	—	—	31	—
Net periodic benefit cost (income) (a)	$(83)	$200	$208	$156

	Pension Plan		Other Benefit Plans
	Six Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$—	$—	$150	$257
Interest cost	4,498	4,280	204	134
Expected return on plan assets	(4,664)	(3,880)	—	—
Amortization of prior service cost	—	—	62	—
Net periodic benefit cost (income) (a)	$(166)	$400	$416	$391

(a)	Pension Plan net periodic benefit cost (income) reflects the domestic pension plan only. The amounts do not include expenses related to foreign defined benefit plans of $116, $0, $171 and $71 for the Three Months Ended July 1, 2006, the Three Months Ended July 2, 2005, the Six Months Ended July 1, 2006 and the Six Months Ended July 2, 2005, respectively.

The Company’s contributions to the Pension Plan were $4,791 through July 1, 2006 and are expected to be $12,919 in total through December 30, 2006.

Deferred Compensation Plan

The Company’s deferred compensation plan was adopted on April 25, 2005. The Company’s liability for employee contributions and investment activity was $594 and $162 as of July 1, 2006 and December 31, 2005, respectively. This liability is recorded in other long-term liabilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 8—Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$3,423	$6,328	$17,305	$35,679
Other comprehensive income (loss):
Foreign currency translation adjustments	14,942	(6,829)	16,961	(11,606)
Other	(376)	71	(345)	73
Total comprehensive income (loss)	$17,989	$(430)	$33,921	$24,146

The components of accumulated other comprehensive income are as follows:

	July 1, 2006	December 31, 2005	July 2, 2005
Foreign currency translation adjustments (a)	$21,466	$4,505	$3,938
Other	(182)	163	90
Total accumulated other comprehensive income	$21,284	$4,668	$4,028

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 9—Inventories

Inventories are valued at the lower of cost to the Company (using the first-in first-out method) or market and are summarized as follows:

	July 1, 2006	December 31, 2005	July 2, 2005
Finished goods	$241,677	$242,839	$211,793
Work in process/in transit	39,666	55,974	40,204
Raw materials	29,613	27,175	25,288
	$310,956	$325,988	$277,285

As of July 1, 2006, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $2,618 for a total of approximately €2,151 at a weighted-average exchange rate of $1.217 to €1.00. The foreign currency exchange contracts mature through September 2006 and are designed to fix the number of euros required to satisfy the first one-third of the forecasted dollar denominated purchases of inventory by certain of the Company’s European subsidiaries.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10—Goodwill and Intangible Assets

The following table sets forth intangible assets at July 1, 2006, December 31, 2005 and July 2, 2005 (certain intangible asset balances fluctuate from period to period as certain intangible assets are held by the Company’s foreign operations and are subject to fluctuations in foreign currencies relative to the Company’s reporting currency):

	July 1, 2006			December 31, 2005			July 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term:
Company as licensee (a) (b)	$279,987	$14,525	$265,462	$108,363	$10,158	$98,205	$108,363	$7,716	$100,647
Company as licensor	5,861	2,212	3,649	5,861	1,790	4,071	5,861	975	4,886
Sales order backlog (b)	1,900	1,900	—	—	—	—	11,800	11,800	—
Other (b)	13,639	776	12,863	—	—	—	662	662	—
Total finite lived intangible assets	301,387	19,413	281,974	114,224	11,948	102,276	126,686	21,153	105,533
Indefinite lived intangible assets:
Trademarks	155,572	—	155,572	154,397	—	154,397	154,540	—	154,540
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500	45,500	—	45,500
Total indefinite lived intangible assets	201,072	—	201,072	199,897	—	199,897	200,040	—	200,040
Intangible assets	$502,459	$19,413	$483,046	$314,121	$11,948	$302,173	$326,726	$21,153	$305,573

(a)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women’s swimwear. The license was subject to the rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company acquired the remaining rights under the Calvin Klein swimwear license for $4,333, which is being amortized through June 2007 using the straight-line method.

(b)	On January 31, 2006, the Company completed the CKJEA Acquisition (See Note 2). The total amount assigned (based on the Company’s preliminary allocation of the purchase price) to intangible assets subject to amortization is summarized below. The Company notes that no amounts were assigned to intangible assets not subject to amortization and none of the intangible assets are expected to have a residual value:

	Assigned Value as of Date of Acquisition	Weighted Average Useful Life
Licenses acquired for a term	$162,450	40 years
Sales order backlog	1,900	4 months
Favorable leases, customer lists and other	12,950	10 years
	$177,300

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the Company's estimated amortization expense related to intangible assets for the next five years:

2007	$10,915
2008	9,207
2009	8,984
2010	8,689
2011	8,057

The following table summarizes the changes in the carrying amount of goodwill for the Six Months Ended July 1, 2006:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at December 31, 2005 (a)	$5,709	$4,100	$20,234	$30,043
Adjustments:
CKJEA Acquisition (b)	—	74,290	—	74,290
Other (c)	(264)	145	(22)	(141)
Goodwill balance at July 1, 2006	$5,445	$78,535	$20,212	$104,192

(a)	Goodwill at December 31, 2005 has been restated. See Note 18.

(b)	Relates to the CKJEA Acquisition (See Note 2). The $74,290 of goodwill was assigned to the Company’s Sportswear Group. None of the acquired goodwill is expected to be deductible for tax purposes.

(c)	Reflects, among other items, amounts accrued during the Six Months Ended July 1, 2006 for the Company’s acquisition of a component of a business located in Asia that provided sourcing and buying agent services to the Company. The consideration for the acquisition was based on the cost of inventory sourced by the acquired entity from the date of acquisition through February 25, 2006. The total purchase price for this acquisition was approximately $2,000. Effective June 16, 2006, the Company acquired an additional component of the abovementioned business. The total purchase price for this additional component is expected to approximate $1,000.

Note 11—Debt

Debt was as follows:

Short-term debt	July 1, 2006	December 31, 2005	July 2, 2005
CKJEA notes payable	$41,754	$—	$—
Current portion of Term B Note due 2013	1,800	—	—
	$43,554	$—	$—

Long-term debt	July 1, 2006	December 31, 2005	July 2, 2005
8 7/8% Senior Notes due 2013	$205,000	$210,000	$210,000
Capital lease obligations	—	—	575
Term B Note due 2013	177,750	—	—
	$382,750	$210,000	$210,575

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Senior Notes

On June 2, 2006, the Company purchased $5,000 aggregate principal amount of the outstanding $210,000 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) for total consideration of $5,200 in the open market. In connection with the purchase, the Company recognized a loss on the repurchase of debt of approximately $458, which included the recognition of approximately $258 of deferred financing costs. The loss on the repurchase is included in the Other loss (income) line item in the Company’s Consolidated Condensed Statement of Operations.

Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the ‘‘2003 Swap Agreement’’) and November 5, 2004 (the ‘‘2004 Swap Agreement’’), the weighted average effective interest rate of the Senior Notes was 9.14% as of July 1, 2006, 8.87% as of December 31, 2005 and 8.49% as of July 2, 2005.

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

	July 1, 2006	December 31, 2005	July 2, 2005
Unrealized loss
2003 Swap Agreement	$(3,133)	$(1,366)	$137
2004 Swap Agreement	(1,870)	(990)	(249)
Net unrealized loss	$(5,003)	$(2,356)	$(112)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s Senior Secured Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180,000 term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of July 1, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 7.02%. The Term B Note matures on January 31, 2013 and must be repaid at the rate of $450 per quarter from June 30, 2006 through March 31, 2012 and $42,300 on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco to repay the Term B Note principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225,000. The $225,000 revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225,000 to $375,000. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.75% at July 1, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.98% and 6.04% at July 1, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by Warnaco Group and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of Warnaco Group and its domestic subsidiaries.

As of July 1, 2006, under the Amended and Restated Credit Agreement, the Company had $179,550 outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. As of July 1, 2006, the Company had approximately $132,662 available credit under the revolving credit facility comprised of the $213,992 maximum available credit (based upon the current borrowing base calculations), less outstanding letters of credit of approximately $131,746, plus approximately $50,416 of cash collateral.

As discussed in Note 18 and Part II — Item 5. Other Information, the Company will be restating its consolidated financial statements for Fourth Quarter 2005, Fiscal 2005 and for the First Quarter 2006. As a result of the restatements, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement at July 1, 2006. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the lenders under the Amended and Restated Credit Agreement. The Company expects that it will be in full compliance with all covenants under the Amended and Restated Credit Agreement before the waiver expires.

The Company was in compliance with the covenants of the Senior Notes as of July 1, 2006, December 31, 2005 and July 2, 2005.

As of July 1, 2006, the Company’s foreign subsidiaries had no borrowings under the $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of July 1, 2006 and December 31, 2005.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed certain debt of approximately $89,347. Simultaneously with the closing of the acquisition, the Company repaid approximately $45,518 of the outstanding debt. The remaining debt consists of short-term notes payable with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of July 1, 2006, the weighted average interest rate for the assumed debt outstanding was approximately 3.56%.

The Company earned interest income of $348, $746, $785 and $1,061 for the Three Months Ended July 1, 2006, the Three Months Ended July 2, 2006, the Six Months Ended July 1, 2006 and the Six Months Ended July 2, 2005, respectively. Interest income is recorded as part of interest expense, net, on the Company’s statement of operations.

The Company anticipates that interest payments related to long term debt are as follows: $32,990 in 2006; $32,879 in 2007; $32,752 in 2008; $32,626 in 2009; $32,500 in 2010; and $69,339 thereafter.

Note 12—Capital Stock

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of July 1, 2006, December 31, 2005 and July 2, 2005.

Common Stock

        Share Repurchase Program

During the Three Months Ended July 1, 2006, the Company purchased 675,000 shares of its common stock in the open market at a total cost of approximately $12,199 ($18.07 per share) under the Company’s previously announced share repurchase program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Note 13—Supplemental Cash Flow Information

	Six Months Ended
	July 1, 2006	July 2, 2005
Cash paid (received) during the period for:
Interest expense	$14,358	$10,530
Interest income	(511)	(1,320)
Income taxes, net of refunds received	11,644	(483)
Supplemental non-cash investing and financing activities:
Changes in accounts payable for purchase of fixed assets	4,292	4,426
Note receivable / (reserved for) on asset sales	—	(298)

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 14—Income Per Common Share

	Three Months Ended
	July 1, 2006	July 2, 2005
Numerator for basic and diluted income per common share:
Income from continuing operations	$3,423	$6,581
Basic:
Weighted average number of shares outstanding used in computing income per common share	46,082,333	45,817,470
Income per common share from continuing operations	$0.07	$0.14
Diluted:
Weighted average number of shares outstanding	46,082,333	45,817,470
Effect of dilutive securities:
Employee stock options	666,415	455,495
Unvested employees' restricted stock	186,781	135,918
Weighted average number of shares and share equivalents outstanding	46,935,529	46,408,883
Income per common share from continuing operations	$0.07	$0.14
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	2,268,116	—

	Six Months Ended
	July 1, 2006	July 2, 2005
Numerator for basic and diluted income per common share:
Income from continuing operations	$17,305	$35,807
Basic:
Weighted average number of shares outstanding used in computing income per common share	46,114,751	45,752,718
Income per common share from continuing operations	$0.38	$0.78
Diluted:
Weighted average number of shares outstanding	46,114,751	45,752,718
Effect of dilutive securities:
Employee stock options	726,073	440,835
Unvested employees' restricted stock	158,299	83,945
Weighted average number of shares and share equivalents outstanding	46,999,123	46,277,498
Income per common share from continuing operations	$0.37	$0.77
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	1,110,900	—

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

        SEC Inquiry

On August 8, 2006, the Company announced that it would restate its previously reported financial statements for Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company's second quarter closing review and certain other errors. The irregularities primarily relate to the accounting for certain returns and customer allowances at the Company's Chaps® menswear division. These matters were reported to the Company's Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company's new systems infrastructure at its Swimwear Group in First Quarter 2006, and certain immaterial errors, the Audit Committee accepted management's recommendation that the Company restate its financial statements.

In connection with the restatements, the Company contacted the SEC staff to inform them of the restatements and the Company's related investigation. The SEC staff subsequently notified the Company that it was initiating an informal inquiry with respect to such matters. The Company intends to cooperate fully with the SEC in its informal inquiry.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of Warnaco Group guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of July 1, 2006, December 31, 2005 (as restated, see Note 18) and July 2, 2005 and for the Six Months Ended July 1, 2006 and the Six Months Ended July 2, 2005 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) the Company on a consolidated basis.

	July 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$57,795	$343	$80,234	$—	$138,372
Accounts receivable, net	—	—	149,374	129,374	—	278,748
Inventories	—	70,695	105,665	134,596	—	310,956
Prepaid expenses and other current assets	—	26,683	9,200	39,880	—	75,763
Total current assets	—	155,173	264,582	384,084	—	803,839
Property, plant and equipment, net	—	55,901	33,569	41,919	—	131,389
Investment in subsidiaries	884,663	551,617	—	—	(1,436,280)	—
Other assets	—	36,160	296,032	277,351	—	609,543
Total assets	$884,663	$798,851	$594,183	$703,354	$(1,436,280)	$1,544,771
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities, short-term debt and accrued taxes	$—	$93,570	$37,943	$209,669	$—	$341,182
Total current liabilities	—	93,570	37,943	209,669	—	341,182
Intercompany accounts	225,020	(314,350)	(79,958)	169,288	—	—
Long-term debt	—	382,750	—	—	—	382,750
Other long-term liabilities	—	106,811	13,533	40,852	—	161,196
Stockholders' equity	659,643	530,070	622,665	283,545	(1,436,280)	659,643
Total liabilities and stockholders' equity	$884,663	$798,851	$594,183	$703,354	$(1,436,280)	$1,544,771

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	December 31, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$105,770	$581	$57,850	$—	$164,201
Accounts receivable, net	—	—	141,568	68,636	—	210,204
Inventories	—	74,727	168,997	82,264	—	325,988
Prepaid expenses and other current assets	—	19,710	10,221	17,644	—	47,575
Total current assets	—	200,207	321,367	226,394	—	747,968
Property, plant and equipment, net	—	50,899	41,489	24,607	—	116,995
Investment in subsidiaries	850,743	551,616	—	—	(1,402,359)	—
Other assets	—	39,641	298,633	16,814	—	355,088
Total assets	$850,743	$842,363	$661,489	$267,815	$(1,402,359)	$1,220,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$116,760	$45,303	$91,141	$—	$253,204
Total current liabilities	—	116,760	45,303	91,141	—	253,204
Intercompany accounts	221,256	(167,943)	18,124	(71,437)	—	—
Long-term debt	—	210,000	—	—	—	210,000
Other long-term liabilities	—	109,643	13,017	4,700	—	127,360
Stockholders' equity	629,487	573,903	585,045	243,411	(1,402,359)	629,487
Total liabilities and stockholders' equity	$850,743	$842,363	$661,489	$267,815	$(1,402,359)	$1,220,051

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	July 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$127,985	$498	$25,413	$—	$153,896
Accounts receivable, net	—	—	138,216	66,012	—	204,228
Inventories	—	87,923	106,353	83,009	—	277,285
Assets of discontinued operations	—	(24)	24	—	—	—
Prepaid expenses and other current assets	—	20,367	13,278	14,720	—	48,365
Total current assets	—	236,251	258,369	189,154	—	683,774
Property, plant and equipment, net	—	37,987	46,092	21,919	—	105,998
Investment in subsidiaries	836,290	551,543	—	—	(1,387,833)	—
Other assets	—	49,493	303,037	16,945	—	369,475
Total assets	$836,290	$875,274	$607,498	$228,018	$(1,387,833)	$1,159,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$89,838	$37,855	$76,278	$—	$203,971
Total current liabilities	—	89,838	37,855	76,278	—	203,971
Intercompany accounts	228,626	(146,737)	(3,131)	(78,758)	—	—
Long-term debt	—	210,000	—	575	—	210,575
Other long-term liabilities	—	120,924	12,772	3,341	—	137,037
Stockholders' equity	607,664	601,249	560,002	226,582	(1,387,833)	607,664
Total liabilities and stockholders' equity	$836,290	$875,274	$607,498	$228,018	$(1,387,833)	$1,159,247

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended July 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$205,688	$352,931	$355,746	$—	$914,365
Cost of goods sold	—	156,512	248,994	179,025	—	584,531
Gross profit	—	49,176	103,937	176,721	—	329,834
SG&A expenses (including amortization of intangible assets)	—	60,172	90,631	133,833	—	284,636
Pension expense (income)	—	(166)	—	171	—	5
Operating income (loss)	—	(10,830)	13,306	42,717	—	45,193
Equity in income of subsidiaries	(17,305)	—	—	—	17,305	—
Intercompany	—	(1,386)	(3,530)	4,916	—	—
Other loss (income)	—	1,656	(144)	(428)	—	1,084
Interest expense (income), net	—	57,413	(41,151)	1,099	—	17,361
Income (loss) from continuing operations before provision (benefit) for income taxes	17,305	(68,513)	58,131	37,130	(17,305)	26,748
Provision (benefit) for income taxes	—	(24,185)	20,521	13,107	—	9,443
Net income (loss)	$17,305	$(44,328)	$37,610	$24,023	$(17,305)	$17,305

	Six Months Ended July 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$218,909	$375,945	$219,366	$—	$814,220
Cost of goods sold	—	169,546	255,049	119,646	—	544,241
Gross profit	—	49,363	120,896	99,720	—	269,979
SG&A expenses (including amortization of intangible assets)	—	67,211	70,604	62,481	—	200,296
Pension expense	—	400	—	71	—	471
Restructuring expense (income)	—	596	—	131	—	727
Operating income (loss)	—	(18,844)	50,292	37,037	—	68,485
Equity in income of subsidiaries	(35,679)	—	—	—	35,679	—
Intercompany	—	(71)	(3,322)	3,393	—	—
Other loss (income)	—	(4,061)	4,061	791	—	791
Interest expense (income), net	—	32,349	(23,550)	759	—	9,558
Income (loss) from continuing operations before provision (benefit) for income taxes	35,679	(47,061)	73,103	32,094	(35,679)	58,136
Provision (benefit) for income taxes	—	(18,075)	28,077	12,327	—	22,329
Income (loss) from continuing operations	35,679	(28,986)	45,026	19,767	(35,679)	35,807
Loss from discontinued operations, net of taxes	—	—	(1)	(127)	—	(128)
Net income (loss)	$35,679	$(28,986)	$45,025	$19,640	$(35,679)	$35,679

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended July 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$11,607	$(1,566)	$1,688	$72,765	$—	$84,494
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	2,496	—	4	—	2,500
Purchase of property, plant and equipment	—	(12,909)	(1,926)	(5,175)	—	(20,010)
Business acquisitions, net of cash acquired	—	(207,899)	—	—	—	(207,899)
Net cash used in investing activities	—	(218,312)	(1,926)	(5,171)	—	(225,409)
Cash flows from financing activities:
Debt issued with business acquisition	—	180,000	—	—	—	180,000
Payment of debt assumed on business acquisition	—	—	—	(44,518)	—	(44,518)
Payment of short-term note payable and long-term debt	—	—	—	(3,525)	—	(3,525)
Payment of deferred financing costs	—	(2,897)	—	—	—	(2,897)
Repayment of Senior Notes due 2013	—	(5,200)	—	—	—	(5,200)
Purchase of treasury stock	(13,508)	—	—	—	—	(13,508)
Proceeds from the exercise of employee stock options	1,901	—	—	—	—	1,901
Net cash provided by (used in) financing activities	(11,607)	171,903	—	(48,043)	—	112,253
Translation adjustments	—	—	—	2,833	—	2,833
Increase (decrease) in cash and cash equivalents	—	(47,975)	(238)	22,384	—	(25,829)
Cash and cash equivalents, at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents, at end of period	$—	$57,795	$343	$80,234	$—	$138,372

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Six Months Ended July 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,230)	$89,579	$6,360	$9,629	$—	$104,338
Net cash used in operating activities
from discontinued operations	—	—	(150)	1,309	—	1,159
Net cash provided by (used in) operating activities	(1,230)	89,579	6,210	10,938	—	105,497
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	3,391	—	—	—	3,391
Purchase of property, plant and equipment	—	(9,533)	(1,534)	(3,437)	—	(14,504)
Purchase of Intangible Asset			(4,300)			(4,300)
Other	—	—	—	(276)	—	(276)
Net cash used in investing activities	—	(6,142)	(5,834)	(3,713)	—	(15,689)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,230	—	—	—	—	1,230
Other	—	393	—	(1,338)	—	(945)
Net cash provided by (used in) financing activities	1,230	393	—	(1,338)	—	285
Translation adjustments	—	—	—	(1,785)	—	(1,785)
Increase (decrease) in cash and cash equivalents	—	83,830	376	4,102	—	88,308
Cash and cash equivalents, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, at end of period	$—	$127,985	$498	$25,413	$—	$153,896

Note 17—Commitments

With the exception of the additional information presented in the table below, the contractual obligations and commitments as of July 1, 2006 did not differ materially from those disclosed as of December 31, 2005 in the Company’s Annual Report on Form 10-K for the 2005 fiscal year.

The following table summarizes new commitments and contractual obligations (primarily related to the CKJEA Acquisition) that arose during the Six Months Ended July 1, 2006:

	Payments Due by Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$7,932	$8,572	$6,427	$3,795	$2,925	$4,993	$34,644
Minimum royalties	181	223	240	273	288	17,096	18,301
Purchase obligations	1,213	1,219	672	490	284	—	3,878
Total	$9,326	$10,014	$7,339	$4,558	$3,497	$22,089	$56,823

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 18—Restatement

Subsequent to the issuance of its consolidated condensed financial statements for the First Quarter 2006, the Company discovered certain irregularities in the accounting for certain return authorizations and customer allowances in its Chaps menswear division. In addition, the Company identified errors resulting from the implementation of the Swimwear Group's new systems infrastructure resulting in an overstatement of revenues and accounts receivable in the First Quarter 2006. The Company also identified other errors primarily related to accrued expenses and intercompany transactions that individually are not significant to the financial statements.

As a result, the accompanying consolidated condensed financial statements for Fiscal 2005 have been restated from the amounts previously reported. The Company intends to file an Amended Annual Report on Form 10-K/A for Fiscal 2005 and an Amended Quarterly Report on Form 10-Q/A for First Quarter 2006 with the SEC as soon as practicable.

THE WARNACO GROUP INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The Company’s December 31, 2005 consolidated condensed balance sheet is restated as follows:

	As Previously Reported	Adjustments	As Restated
Balance Sheet:
Accounts receivable, net	$213,364	$(3,160)	$210,204
Inventories	326,274	(286)	325,988
Total current assets	751,414	(3,446)	747,968
Goodwill (a)	28,762	1,281	30,043
Total assets	1,222,216	(2,165)	1,220,051
Accrued liabilities (b)	102,726	588	103,314
Accrued income taxes payable (b)	23,750	(193)	23,557
Total current liabilities	252,809	395	253,204
Retained earnings	94,406	(2,560)	91,846
Total stockholders' equity	632,047	(2,560)	629,487
Total liabilities and stockholders' equity	1,222,216	(2,165)	1,220,051

(a) Relates to changes in the realization of deferred tax assets as a result of the restatement.

(b) The previously reported amounts reflect certain reclassifications to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; (ii) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (‘‘Fiscal 2005’’); and (iii) the Company's Amended Annual Report on Form 10-K/A for Fiscal 2005 (which the Company expects to file as soon as practicable). As discussed below and in Note 18 to the condensed consolidated financial statements and Part II—Item 5. Other Information, subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended April 1, 2006 (‘‘First Quarter 2006’’), the Company discovered irregularities primarily in the accounting for certain return authorizations and customer allowances at its Chaps menswear division and also identified an error which surfaced subsequent to the implementation of its new systems infrastructure at its Swimwear Group. As a result, and to correct certain immaterial errors, the Company will be restating its consolidated financial statements for certain periods as described below under Restatement. The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements. As soon as practicable, the Company will be amending its Annual Report on Form 10-K for Fiscal 2005 and its Quarterly Report on Form 10-Q for the First Quarter 2006 for the related effects of these restatements.

The period April 2, 2006 to July 1, 2006 (the ‘‘Three Months Ended July 1, 2006’’) and the period April 3, 2005 to July 2, 2005 (the ‘‘Three Months Ended July 2, 2005’’) both contained thirteen weeks of operations. The period January 1, 2006 to July 1, 2006 (the ‘‘Six Months Ended July 1, 2006’’) and the period January 2, 2005 to July 2, 2005 (the ‘‘Six Months Ended July 2, 2005’’) both contained twenty-six weeks of operations. References to ‘‘Core Brands’’ refer to the Intimate Apparel Group’s Warner's®, Olga®, and Body Nancy Ganz™/Bodyslimmers® brand names. References to ‘‘Fashion Brands’’ refer to the Intimate Apparel Group’s Lejaby®, Axcelerate Engineered by Speedo™ (‘‘Axcelerate’’) and J. Lo by Jennifer Lopez® (‘‘JLO’’) brand names. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein® and Michael Kors®. References to ‘‘Retail’’ within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, ‘‘shop-in-shop’’ stores and on-line stores.

Restatement

As noted above, during the course of completing its second quarter review process for the Three Months Ended July 1, 2006, the Company discovered certain irregularities. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation and also to correct for an error which resulted from the implementation of the Company's new systems infrastructure at its Swimwear Group in the First Quarter 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the period October 2, 2005 to December 31, 2005 (‘‘Fourth Quarter 2005’’), Fiscal 2005 and the First Quarter 2006. See Note 18 of Notes to Consolidated Condensed Financial Statements and Part II—Item 4. Controls and Procedures and Item 5. Other Information.

As a result of the irregularities in the accounting for certain return authorizations and customer allowances, the Company’s net revenues were overstated by $3.3 million (a $2.1 million overstatement of income from continuing operations, net of income taxes of $1.2 million) in the Fourth Quarter 2005 and Fiscal 2005. For the First Quarter 2006, the Company’s net revenues were overstated by $2.0 million and cost of goods sold was overstated by $0.4 million (aggregating to a net overstatement of $1.0 million of income from continuing operations, net of income taxes of $0.5 million).

The error, discovered subsequent to the implementation of the Swimwear Group’s new systems infrastructure, resulted in an overstatement of net revenues and accounts receivable of $1.5 million (an overstatement of $1.0 million of income from continuing operations, net of income taxes of $0.5 million) in the First Quarter 2006.

Additionally, during the normal course of finalizing its financial statements, the Company identified certain errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for either the current or any prior period but are being corrected as part of the restatements. The correction of these immaterial errors resulted in a decrease in income from continuing operations from the amount originally reported of $0.4 million (net of income tax benefit of $0.3 million) for the Fourth Quarter 2006 and Fiscal 2005 and a decrease in income from continuing operations from the amount originally reported of $0.3 million (net of income tax benefit of $0.1 million) for the First Quarter 2006.

The Company intends to file an Amended Annual Report on Form 10-K/A for Fiscal 2005 and an Amended Quarterly Report on Form 10-Q/A for the First Quarter 2006 with the SEC as soon as practicable. Until these restated financial statements are filed with the SEC, neither the Company’s consolidated financial statements for Fiscal 2005 and the related reports of the Company’s independent registered public accounting firm, nor the Company’s consolidated condensed financial statements for the First Quarter 2006, should be relied upon.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed to wholesale customers through multiple distribution channels, including major department stores, independent retailers, membership clubs, chain stores, specialty and other stores and mass merchandisers. As of July 1, 2006, the Company also operated 489 Calvin Klein retail stores worldwide (consisting of 291 stores directly operated by the Company, including one on-line store, and 198 stores operated under retail licenses or distributor agreements). As of July 1, 2006, the Company’s Swimwear Group also operated three Speedo® outlet stores and one on-line store. On January 31, 2006, the Company acquired (the ‘‘CKJEA Acquisition’’) 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Business’’). See ‘‘CKJEA Acquisition’’ below and Notes 2 and 11 of Notes to Consolidated Condensed Financial Statements.

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the Six Months Ended July 1, 2006, the Company implemented a new enterprise-wide computer software platform encompassing finance, sales and distribution and materials management (referred to in this report as the ‘‘new systems infrastructure’’) in both its Swimwear Group and certain corporate shared services departments. During the First Quarter 2006, the Company experienced difficulties related to the implementation of the new systems infrastructure in its Swimwear Group which negatively affected its ability to ship products within customer requested delivery windows and, as described above, contributed to errors requiring restatement of the Company's financial statements. The Company believes it has since resolved these problems associated with the implementation of the new systems infrastructure and does not expect that these problems will negatively affect its ability to invoice and ship product on a timely basis in the future. Moreover, the Company believes that this enterprise software solution, once fully implemented, will enable management to better and more efficiently gather, analyze and assess information worldwide.

For the Six Months Ended July 1, 2006, the Company's Intimate Apparel Group and its newly acquired CKJEA Business performed well; however, this was more than offset by declines in the

Swimwear Group (where disruptions caused by the implementation of the new systems infrastructure negatively affected shipping during the First Quarter 2006) and declines in the Company's other Sportswear Group businesses. The decline in the Sportswear Group primarily reflects a $17.6 million decrease in sales to membership clubs (which the Company believes is primarily due to a timing shift in sales to customers in the membership clubs distribution channel from the first half of 2006 to the second half of 2006) combined with an increase of $9.9 million in allowances granted to customers in the Chaps business (which the Company believes is the result of an unfavorable reception of certain product offerings at retail).

The Company has identified many near-term opportunities for growth and operational improvement, as well as challenges and uncertainties relating to certain of its businesses. In particular, management believes that there are many factors influencing the manufacturing and procurement business cycle of the apparel industry, including, but not limited to, uncertainty surrounding ongoing import restrictions (including recently established limits on imports of certain apparel from China) or other legislative action to control the free flow of trade, overall deflation in the selling prices of apparel products and consolidation of the Company’s retail customers. See ‘‘Statement Regarding Forward-Looking Disclosure.’’ The Company will continue to address these and other challenges by, among other things, seeking to: (i) improve its procurement process and identify and utilize lower cost, high quality reliable sourcing partners; (ii) focus on operational controls and efficiency by continuing its investment in its infrastructure; (iii) develop and invest in its portfolio of desirable brands while maintaining a diverse product offering at competitive price points across multiple channels of distribution; (iv) expand its product offerings with existing customers; (v) introduce new products in new channels of distribution; and (vi) identify strategic acquisition opportunities.

On July 11, 2006, the Company announced the election of Nancy A. Reardon to the Board of Directors. Ms. Reardon is the Senior Vice President and Chief Human Resources and Communications Officer at Campbell Soup Company. With the addition of Ms. Reardon, eight of the nine directors of the Company are independent.

    CKJEA Acquisition

On January 31, 2006, the Company acquired the CKJEA Business for total consideration of approximately €240 million (approximately $292 million). See Note 2 of Notes to Consolidated Condensed Financial Statements. The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See ‘‘—FinancialPosition, Capital Resources and Liquidity— Financing Arrangements.’’

    Financial and Operating Highlights

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Net revenues increased $76.9 million, or 20.5%, to $451.6 million for the Three Months Ended July 1, 2006 as compared to $374.7 million for the Three Months Ended July 2, 2005, reflecting a $47.6 million increase in Sportswear net revenues, a $9.8 million increase in Intimate Apparel net revenues and a $19.5 million increase in Swimwear net revenues. Net revenues related to the CKJEA Business (included in the Sportswear Group) were $63.7 million. Excluding net revenues related to the CKJEA Business, net revenues increased $13.2 million, or 3.5%, to $387.9 million, for the Three Months Ended July 1, 2006 as compared to $374.7 million for the Three Months Ended July 2, 2005. The increase in Intimate Apparel Group net revenues primarily reflects the expansion of Calvin Klein underwear into the membership clubs distribution channel and strength of new product launches of 365 and Perfectly Fit, combined with the continued momentum of Warner’s and the ongoing expansion of the Calvin Klein underwear retail business. Swimwear Group net revenues increased for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005 mainly due to increases in Speedo and Designer primarily reflecting the recovery of shipments delayed in the First Quarter 2006 (due to shipping disruptions related to the implementation of a new systems infrastructure) combined with an increase in sales in the membership clubs and off-price channels. Net revenues for the Three Months Ended July 1, 2006 in the Sportswear Group (excluding the CKJEA Business) declined $16.1 million compared to the Three Months Ended July 2, 2005. The decline in the Sportswear Group primarily reflects a $5.8 million decrease in sales to membership clubs (which the Company believes is primarily due to a timing shift in sales to customers in the membership clubs distribution channel from the first half of 2006 to the second half of 2006) combined with an increase of $7.5 million in allowances granted to customers in the Chaps business (which the Company believes is the result of an unfavorable reception of certain product offerings at retail). In translating foreign currencies into the U.S. dollar, the net weakening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.5 million increase in net revenues for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005.

Gross profit was $158.4 million, or 35.1% of net revenues (including $35.2 million in gross profit related to the CKJEA Business), for the Three Months Ended July 1, 2006 compared to $113.0 million, or 30.2% of net revenues, for the Three Months Ended July 2, 2005. The 490 basis point improvement in gross profit margin primarily reflects improvements in the Intimate Apparel and Swimwear Groups' gross profit margin combined with strong gross profit margins of the CKJEA Business, partially offset by declines in Chaps gross margin due to a $7.5 million increase in sales allowances. In translating foreign currencies into the U.S. dollar, the net weakening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.0 million increase in gross profit for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005.

Selling, general and administrative (‘‘SG&A’’) expenses were $140.4 million (31.1% of net revenues) for the Three Months Ended July 1, 2006 compared to $95.3 million (25.4% of net revenues) for the Three Months Ended July 2, 2005. Contributing to the increase in SG&A expenses was $33.7 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $8.9 million and unallocated corporate expenses increased $2.5 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $2.0 in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), an increase of $0.6 million in the Sportswear Group and an increase of $6.3 million in the Swimwear Group (primarily related to continued investment in the Company’s Ocean Pacific brands, expenses associated with the implementation of the new systems infrastructure and increased marketing and severance expenses). The increase in unallocated corporate expenses primarily reflects a $1.4 million increase in stock-based compensation, $1.6 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a reduction in all other items, net, of approximately $0.5 million. In translating foreign currencies into the U.S. dollar, the net weakening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.4 million increase in SG&A expenses for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005.

Amortization of intangible assets increased from $1.1 million for the Three Months Ended July 2, 2005 to $4.0 million for the Three Months Ended July 1, 2006 due primarily to an increase in amortization expense related to finite-lived intangible assets acquired as part of the acquisition of the CKJEA Business.

Operating income for the Three Months Ended July 1, 2006 was $14.0 million (3.1% of net revenues), including $1.0 million of operating loss from the CKJEA Business (including $2.6 million of amortization expense related to intangible assets and approximately $1.1 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition), compared to $15.6 million (4.2% of net revenues) for the Three Months Ended July 2, 2005. Excluding the operating loss associated with the CKJEA Business, operating income decreased $0.6 million, primarily reflecting strength in the Intimate Apparel Group’s Calvin Klein underwear business and improved profitability in the U.S. Core Brands, more than offset by the timing of Calvin Klein jeans shipments to the membership clubs channel of distribution, higher expenses in the Swimwear Group, and an increase in customer allowances in the Chaps division. In translating foreign currencies into the U.S. dollar, the net weakening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.6 million increase in operating income for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Net revenues increased $100.1 million, or 12.3%, to $914.4 million for the Six Months Ended July 1, 2006 compared to $814.2 million for the Six Months Ended July 2, 2005, reflecting a $85.1 million increase in Sportswear net revenues, a $11.7 million increase in Intimate Apparel net revenues and a $3.3 million increase in Swimwear net revenues. Net revenues related to the CKJEA Business (included in the Sportswear Group) were $124.1 million. Excluding net revenues related to the CKJEA Business, net revenues decreased $24.0 million, or 2.9%, for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005. Intimate Apparel Group net revenues increased for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005 primarily reflecting the continued momentum of Warner’s, the growth of Calvin Klein underwear in Asia and the ongoing expansion of the Calvin Klein underwear retail business. Swimwear Group net revenues increased for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005 (due primarily to increases in Ocean Pacific) despite shipping disruptions and order cancellations experienced in the First Quarter 2006 related to the implementation of a new systems infrastructure. Net revenues in the Sportswear Group (excluding the CKJEA Business) declined compared to the Six Months Ended July 2, 2005. The decline in the Sportswear Group primarily reflects a $17.6 million decrease in sales to membership clubs (which the Company believes is primarily due to a timing shift in sale to customers in the membership clubs distribution channel from the first half of 2006 to the second half of 2006) combined with an increase of $9.9 million in allowances granted to customers in the Chaps business (which the Company believes is the result of an unfavorable reception of certain product offerings at retail). In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.9 million decrease in net revenues for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005.

Gross profit was $329.8 million, or 36.1%, of net revenues (including $69.5 million in gross profit related to the CKJEA Business) for the Six Months Ended July 1, 2006 compared to $270.0 million, or 33.2% of net revenues, for the Six Months Ended July 2, 2005. The 290 basis point improvement in gross profit margin primarily reflects improvements in the Intimate Apparel Group’s Core Brands gross profit margin combined with strong gross profit margins of the CKJEA Business, partially offset by a decrease in the Swimwear Group’s gross profit margin and a decrease in the Sportswear Group’s (excluding the CKJEA Business) gross margin (due mainly to an increase in customer allowances in the Chaps division). In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million decrease in gross profit for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005.

SG&A expenses were $277.2 million (30.3% of net revenues) for the Six Months Ended July 1, 2006 compared to $198.2 million (24.3% of net revenues) for the Six Months Ended July 2, 2005. Contributing to the increase in SG&A expenses was $59.5 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $18.1 million and unallocated corporate expenses increased $1.4 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $5.2 in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), an increase of $0.4 million in the Sportswear Group and an increase of $12.5 million in the Swimwear Group (primarily related to continued investment in the Company’s Ocean Pacific brand, expenses associated with the implementation of the new systems infrastructure,

Speedo’s new national advertising campaign and severance expenses. The increase in unallocated corporate expenses primarily reflects a $1.6 million increase in stock-based compensation and $2.4 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a $1.1 million reduction in professional fees and a reduction in all other items, net, of approximately $1.5 million. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million decrease in SG&A expenses for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005.

Amortization of intangible assets increased from $2.1 million for the Six Months Ended July 2, 2005 to $7.5 million for the Six Months Ended July 1, 2006, primarily due to an increase in amortization expense related to the finite-lived intangible assets acquired as part of the acquisition of the CKJEA Business.

Operating income for the Six Months Ended July 1, 2006 was $45.2 million (4.9% of net revenues), including $5.0 million of operating income from the CKJEA Business (including $4.6 million of amortization expense related to intangible assets and $2.4 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition), compared to $68.5 million (8.4% of net revenues) for the Six Months Ended July 2, 2005. Excluding the operating income associated with the CKJEA Business, operating income decreased $28.3 million, primarily reflecting strength in the Intimate Apparel Group, more than offset by the net effects of the challenges in the Swimwear Group, ongoing investment in Ocean Pacific, the timing of shipments to the membership clubs channel of distribution and an increase in customer allowances in the Sportswear Group compared to the prior year. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.1 million decrease in operating income for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005.

Accounts receivable increased $74.5 million from $204.2 million at July 2, 2005 to $278.7 million at July 1, 2006. The majority of the increase reflects the CKJEA Business’ accounts receivable of $55.5 million as of July 1, 2006, an increase of $16.5 million in the Swimwear Group (primarily related to the timing of Swimwear shipments which occurred in the Three Months Ended July 1, 2006 while comparable shipments (in Fiscal 2005) occurred during the first quarter of 2005), a decrease of $2.7 million in the Sportswear Group (excluding the CKJEA Business) (primarily reflecting reserves related to unfavorable allowance experience in the Chaps division) and an increase of $5.2 million across all other businesses.

Accounts receivable increased $68.5 million from $210.2 million at December 31, 2005 to $278.7 million at July 1, 2006. The majority of the increase reflects the CKJEA Business’ accounts receivable of $55.5 million as of July 1, 2006, an increase of $13.5 million in the Swimwear Group (reflecting the seasonality of sales of swimwear products), a decrease of $2.9 million in the Sportswear Group (excluding the CKJEA Business) and an increase of $2.4 million across all other businesses.

Inventories increased $33.7 million from $277.3 million at July 2, 2005 to $311.0 million at July 1, 2006. The increase reflects the CKJEA Business’ inventories of $44.6 million as of July 1, 2006, a $6.5 million increase in Swimwear Group inventories (primarily as a result of lower than anticipated sales during the Six Months Ended July 1, 2006 and earlier receipts of product for the new selling season) and a $2.5 million increase in Intimate Apparel Group inventories, partially offset by declines of $19.9 million in the Sportswear Group inventories (excluding the CKJEA Business). The declines in Sportswear inventories (excluding the CKJEA Business) primarily reflects a decrease in the level of Chaps inventories due primarily to better timing of receipt of shipments.

Inventories decreased $15.0 million from $326.0 million at December 31, 2005 to $311.0 million at July 1, 2006. The July 1, 2006 inventory balance includes $44.6 million for the CKJEA Business. Excluding the CKJEA Business inventory, inventories decreased $59.6 million from December 31, 2005 to July 1, 2006. The decrease reflects a $61.5 million decrease in Swimwear Group inventories

(reflecting the seasonal shipment of swimwear products) combined with an $8.7 million decrease in Sportswear Group inventories (excluding the CKJEA Business), partially offset by a $10.6 million increase in Intimate Apparel Group inventories (reflecting an intentional build up of inventories to achieve better fulfillment rates with customers and expected increases in sales based upon current trends).

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (‘‘US GAAP’’) requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company's Annual Report on Form 10-K for Fiscal 2005, the Company's most critical accounting policies pertain to revenue recognition; cost of goods sold; accounts receivable; inventories; long-lived assets; goodwill and other intangible assets; income taxes; pension plans; stock-based compensation; advertising costs; and restructuring expense (income). In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

    Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of July 1, 2006, December 31, 2005 and July 2, 2005, the Company recorded $77.3 million, $51.4 million and $55.2 million, respectively, of accounts receivable reserves. The $25.9 million increase in accounts receivable reserves from December 31, 2005 to July 1, 2006 reflects a $12.9 million, $8.2 million and $4.9 million increase in the Sportswear, Swimwear and Intimate Apparel Groups respectively. The increase in the Sportswear Group’s accounts receivable reserves primarily reflects $7.7 million related to the CKJEA business and an increase of $5.2 million related to the Chaps business. The increase in the Swimwear Group’s accounts receivable reserves is primarily related to the seasonal nature of the swim business.

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

The Company has identified inventory having a carrying value of approximately $34.0 million as potentially excess and/or obsolete at July 1, 2006 (including approximately $11.2 million related to the CKJEA business) compared to inventory having a carrying value of approximately $58.6 million as potentially excess and/or obsolete at December 31, 2005. Adjustments to reduce the carrying value of excess and/or obsolete inventory to estimated net realizable value totaled $67.1 million (including approximately $22.6 million related to the CKJEA business) at July 1, 2006 compared to $19.4 million at December 31, 2005. Adjustments to reduce the carrying value of excess inventory to net realizable value reflect the mix of inventory and historical realization rates for the sales of goods by type and location.

    Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations (‘‘SFAS 141’’) as of February 4, 2003 and, for transactions subsequent to February 4, 2003, the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of July 1, 2006, the Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's/Olga/Body Nancy Ganz/Bodyslimmers, Calvin Klein underwear, Lejaby, Calvin Klein jeans, Chaps, Swimwear (excluding OP) and OP. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the appraised values of such assets as determined by the Company and an independent third party appraiser. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost. The majority of the Company's license and trademark agreements cover periods of time of approximately forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also tests its intangible assets more frequently than annually if events or changes in circumstance indicate that an asset may be impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Condensed Financial Statements.

The Company did not identify any impairments of goodwill or intangible assets for the Six Months Ended July 1, 2006 or the Six Months Ended July 2, 2005.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005 and the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005.

In conjunction with an evaluation of the Company’s overall segment reporting and to reflect how management currently views the business, a portion of corporate overhead expenses (i.e., those that relate directly to the Company’s business segments) were allocated to each segment (based on specific usage or other allocation methods) beginning with the First Quarter 2006. In addition, for informational purposes, the Company has separately presented net revenues and operating income related to the wholesale and retail businesses within each segment’s summary tables. For comparative purposes, prior period segment results have been restated to conform to the current period presentation.

	Three Months Ended July 1, 2006	% of Net Revenues	Three Months Ended July 2, 2005	% of Net Revenues	Six Months Ended July 1, 2006	% of Net Revenues	Six Months Ended July 2, 2005	% of Net Revenues
	(in thousands of dollars)
Net revenues	$451,585	100.0%	$374,679	100.0%	$914,365	100.0%	$814,220	100.0%
Cost of goods sold	293,142	64.9%	261,708	69.8%	584,531	63.9%	544,241	66.8%
Gross profit	158,443	35.1%	112,971	30.2%	329,834	36.1%	269,979	33.2%
Selling, general and administrative expenses	140,370	31.1%	95,333	25.4%	277,171	30.3%	198,170	24.3%
Amortization of intangible assets	4,036	0.9%	1,149	0.3%	7,465	0.8%	2,126	0.3%
Pension expense	33	0.0%	200	0.1%	5	0.0%	471	0.1%
Restructuring expense	—	0.0%	721	0.2%	—	0.0%	727	0.1%
Operating income	14,004	3.1%	15,568	4.2%	45,193	4.9%	68,485	8.4%
Other loss (income)	(766)		882		1,084		791
Interest expense, net	9,417		4,524		17,361		9,558
Income from continuing operations before provision for income taxes	5,353		10,162		26,748		58,136
Provision for income taxes	1,930		3,581		9,443		22,329
Income from continuing operations	3,423		6,581		17,305		35,807
Loss from discontinued operations, net of taxes	—		(253)		—		(128)
Net income	$3,423		$6,328		$17,305		$35,679

    Net Revenues

Net revenues by segment were as follows:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Increase (Decrease)	% Change	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$167,622	$120,073	$47,549	39.6%	$335,494	$250,436	$85,058	34.0%
Intimate Apparel Group	153,147	143,328	9,819	6.9%	306,850	295,103	11,747	4.0%
Swimwear Group	130,816	111,278	19,538	17.6%	272,021	268,681	3,340	1.2%
Net revenues	$451,585	$374,679	$76,906	20.5%	$914,365	$814,220	$100,145	12.3%

The Company's products are widely distributed through most major channels of distribution. The following table summarizes the Company's percentage of net revenues by channel of distribution for the Six Months Ended July 1, 2006 and the Six Months Ended July 2, 2005:

	Six Months Ended
	July 1, 2006	July 2, 2005
United States – wholesale
Department stores and independent retailers	16%	18%
Specialty stores	9%	10%
Chain stores	9%	9%
Mass merchandisers	7%	10%
Membership clubs and other	20%	24%
Total United States – wholesale	61%	71%
International – wholesale	29%	26%
Retail / other	10%	3%
Net revenues – consolidated	100%	100%

    Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Increase (Decrease)	% Change	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans (a)	$91,696	$69,825	$21,871	31.3%	$182,657	$145,466	$37,191	25.6%
Chaps	37,245	46,002	(8,757)	–19.0%	82,216	94,017	(11,801)	–12.6%
Calvin Klein accessories (b)	(150)	2,872	(3,022)	–105.2%	160	7,321	(7,161)	–97.8%
Mass sportswear licensing (c )	1,032	1,374	(342)	–24.9%	2,288	3,632	(1,344)	–37.0%
Sportswear wholesale	$129,823	$120,073	$9,750	8.1%	$267,321	$250,436	$16,885	6.7%
Sportswear retail (d)	37,799	—	37,799	n/m	68,173	—	68,173	n/m
Sportswear Group	$167,622	$120,073	$47,549	39.6%	$335,494	$250,436	$85,058	34.0%

(a)	Includes net revenues related to the CKJEA Business of $25.9 million for the Three Months Ended July 1, 2006 and $56.0 million for the Six Months Ended July 1, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Net revenues related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items.

(c)	Mass sportswear licensing revenues include design service fees earned in connection with the White Stag women’s sportswear line. The Company expects to earn the aforementioned design service fees through January 31, 2007, following which the White Stag design business will be discontinued.

(d)	Comprises net revenues related to the CKJEA Business retail operations.

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Net revenues in the Sportswear Group increased $47.5 million, or 39.6% for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005. Excluding net revenues of $63.7 million related to the CKJEA Business (See Note 2 of Notes to Consolidated Condensed Financial Statements), net revenues in the Sportswear Group declined $16.2 million for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005. The decline in the Sportswear Group primarily reflects a $5.8 million decrease in sales to membership clubs (which the Company believes is primarily due to a timing shift in sale to customers in the membership clubs distribution channel from the first half of 2006 to the second half of 2006) combined with an increase of $7.5 million in allowances granted to customers in the Chaps business (which the Company believes is the result of an unfavorable reception of certain product offerings at retail).

Calvin Klein jeans net revenues increased $21.9 million for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005. Included in the Calvin Klein jeans net revenues for the Three Months Ended July 1, 2006 are $25.9 million related to the acquisition of the CKJEA Business. Excluding the net revenues of the CKJEA Business, Calvin Klein jeans net revenues decreased $4.0 million. The decrease reflects a decline in domestic sales from $61.8 million for the Three Months Ended July 2, 2005 to $53.7 million for the Three Months Ended July 1, 2006, partially offset by a net increase of $4.0 million in Canada and Mexico. The decrease in net revenues in the U.S. reflects a decrease in sales to membership clubs ($5.8 million) and a reduction in sales to department stores ($3.3 million), partially offset by a net increase across all other channels of distribution ($1.0 million). The Company believes the decrease in sales to membership clubs primarily reflects the timing of shipments to the membership clubs channel of distribution which occurred in the first half of Fiscal 2005, while comparable shipments are expected to occur in the second half of fiscal 2006. The Company believes the decrease in department store net revenues was primarily attributable to the effect of door closures as a result of the consolidation among certain of the Company’s larger customers such as Federated Department Stores, Inc. and The May Department Store Company.

Chaps net revenues decreased $8.8 million for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005. The decrease reflects declines of $8.6 million and $0.7 million in the U.S. and Canada, respectively, partially offset by a $0.5 million increase in Mexico. The decrease in the U.S. from $40.8 million for the Three Months Ended July 2, 2005 to $32.2 million for the Three Months Ended July 1, 2006 reflects a $0.3 million decrease in net sales to chain stores, a $1.9 million decrease in net sales to customers in the off-price channel of distribution, a $4.4 million decrease in department store net revenues and a net decrease of $2.0 million across all other channels of distribution. The decrease in net sales to chain stores and department stores primarily reflects an increase in customer allowances of $7.5 million. The decrease in off-price sales was due primarily to a decrease in excess and obsolete inventory available for this channel. The increase in net revenues in Mexico primarily reflects increased sales to membership clubs.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Net revenues in the Sportswear Group increased $85.1 million, or 34.0%, for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005. Excluding net revenues of $124.1 million related to the CKJEA Business, net revenues in the Sportswear Group declined $39.0 million for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005 primarily reflecting (i) a decline in certain sportswear sales which the Company believes is the result of a timing shift in sales to the membership clubs channel of distribution from the first half of 2006 into the second half of 2006; (ii) unfavorable allowance experience (primarily in the Chaps division); and (iii) a decrease related to the expiration of the Calvin Klein accessories license in Europe on December 31, 2005.

Calvin Klein jeans net revenues increased $37.2 million for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005. Included in the Calvin Klein jeans net revenues for the Six Months Ended July 1, 2006 are $56.0 million related to the acquisition of the CKJEA Business. Excluding the net revenues from the CKJEA Business, Calvin Klein jeans net revenues decreased $18.8 million, due to a decrease in domestic sales from $127.5 million for the Six Months Ended July 2, 2005 to $104.7 million for the Six Months Ended July 1, 2006, partially offset by a net increase of $4.0 million in Canada and Mexico. The decrease in net revenues in the U.S. primarily reflects a decrease in sales to membership clubs ($17.6 million), a planned decrease in sales to customers in the off-price channel ($5.0 million) and a decrease in sales to department stores ($2.7 million), partially offset by a net increase across all other channels of distribution ($2.5 million). The decrease in sales to membership clubs primarily reflects the timing of shipments to the membership clubs channel of distribution which occurred in the first half of Fiscal 2005, while comparable shipments are expected to occur in the second half of fiscal 2006.

Chaps net revenues decreased $11.8 million for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005. The decrease reflects declines of $12.1 million and $1.1 million in the U.S. and Canada, respectively, partially offset by a $1.4 million increase in Mexico. The decrease in the U.S. from $82.4 million for the Six Months Ended July 2, 2005 to $70.3 million for the Six Months Ended July 1, 2006, reflects a $1.1 million decrease in net sales to chain stores, a $4.7 million decrease in net sales to customers in the off-price channel of distribution, a decrease of $4.3 million in department stores and a net decrease of $2.0 million across all other channels of distribution. The decrease in net revenues to chain stores and department stores primarily reflects an increase in customer allowances of $9.9 million. The decrease in off-price reflects the combination of a decrease in excess and obsolete inventory available for this channel and a decrease in specific customer ‘‘special cut’’ orders. The increase in net revenues in Mexico primarily reflects increased sales to membership clubs.

    Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Increase (Decrease)	% Change	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear	$75,195	$68,466	$6,729	9.8%	$143,921	$142,315	$1,606	1.1%
Core Brands	37,735	36,833	902	2.4%	76,311	72,443	3,868	5.3%
Fashion Brands	28,072	29,383	(1,311)	–4.5%	63,535	64,239	(704)	–1.1%
Intimate Apparel wholesale	$141,002	$134,682	$6,320	4.7%	$283,767	$278,997	$4,770	1.7%
Intimate Apparel retail (a)	12,145	8,646	3,499	40.5%	23,083	16,106	6,977	43.3%
Intimate Apparel Group	$153,147	$143,328	$9,819	6.9%	$306,850	$295,103	$11,747	4.0%

(a)	Primarily Calvin Klein underwear.

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Intimate Apparel Group net revenues increased $9.8 million, or 6.9%, for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005, primarily reflecting the expansion of Calvin Klein underwear into the membership clubs distribution channel and strength of new product launches of 365 and Perfectly Fit, combined with the continued momentum of Warner’s and the ongoing expansion of the Calvin Klein underwear retail business.

The increase in Calvin Klein underwear reflects a $6.2 million increase in the U.S., a $0.8 million increase in Canada and a net $0.1 million increase in Europe and Mexico, partially offset by a decrease of $0.3 million in Asia. The increase in the U.S. was primarily due to a $5.1 million increase in net sales to membership clubs due to expansion into this channel during the Three Months Ended July 1, 2006, an increase in net sales to department stores ($4.9 million), a planned decrease in sales to customers in the off-price channel ($5.4 million) and a net increase in all other channels of distribution ($1.6 million). The decrease in Asia primarily reflects an increase of $0.7 million related to the Company’s continuing expansion efforts in this region, more than offset by the elimination of $1.0 million of intercompany sales to the recently acquired CKJEA Business. Sales of Calvin Klein underwear products by the CKJEA Business are included in the Sportswear Group’s net revenues. See Note 2 of Notes to Consolidated Condensed Financial Statements.

The increase in Core Brands net revenues primarily reflects increases of $0.3 million in the U.S. and $0.5 million in Mexico. The increase in the U.S. primarily reflects a $2.0 million (or 13.2%) increase in sales of Warner’s and a net $0.8 million increase in Body Nancy Ganz/Bodyslimmers and private label net revenues, partially offset by a $2.1 million decrease in Olga. The decrease in Olga primarily reflects an increase in net revenues related to the recent launch of the new Olga Christina line in department stores in June 2006, more than offset by decreases across other Olga lines and decreases in off-price sales.

The decrease in Fashion Brands net revenues reflects a $2.2 million decrease in the Company’s JLO brand, partially offset by a $1.1 million increase in the private label business (initial private label shipments were recorded in December 2005). The decrease in the JLO business reflects reduced distribution and a narrower assortment focused on sleepwear.

The increase in Intimate Apparel retail primarily reflects a combined $3.2 million increase in Europe and Asia reflecting the Company’s continuing expansion efforts in these regions combined with an average 12% increase in same store sales in Asia.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Intimate Apparel Group net revenues increased $11.8 million, or 4.0%, for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005 primarily reflecting the continued

momentum of Warner’s, the growth in Calvin Klein underwear in Asia and the ongoing expansion of the Calvin Klein underwear retail business.

The increase in Calvin Klein underwear net revenues reflects a $0.8 million increase in Canada, a $0.8 million increase in Europe and a combined $0.8 million increase in the U.S. and Mexico, partially offset by an $0.8 million decrease in Asia. The decrease in Asia primarily reflects an increase of $1.6 million related to the Company’s continuing expansion efforts in this region, more than offset by the elimination of $2.4 million of intercompany sales to the recently acquired CKJEA Business. Sales of Calvin Klein underwear products by the CKJEA Business are included in the Sportswear Group’s net revenues. See Note 2 of Notes to Consolidated Condensed Financial Statements.

The increase in Core Brands net revenues primarily reflects increases of $3.0 million in the U.S., $0.8 million in Mexico and $0.1 million combined in Canada and Asia. The increase in the U.S. primarily reflects a $5.3 million (or 17.7%) increase in sales of Warner’s combined with a $1.8 million increase in Olga (primarily related to the launch of this brand into Sears in January 2006 and the launch of Olga’s Christina to department stores in June 2006) and a total $1.0 million increase in Body Nancy Ganz/Bodyslimmers and private label, partially offset by a $5.1 million decline in sales to membership clubs.

The decrease in Fashion Brands net revenues reflects a $3.1 million decrease in the JLO business, partially offset by a $1.9 million and $0.5 million increase in the Company’s private label and Speedo underwear businesses, respectively. The decrease in the JLO business reflects continuing weakness in the U.S. business (primarily related to reduced distribution and a narrower assortment focused on sleepwear), partially offset by increases in the European business. The Company commenced shipments related to its Fashion Brands private label business in December 2005.

The increase in Intimate Apparel retail net revenues primarily reflects a $2.8 million increase in Asia and a $3.6 million increase in Europe reflecting the Company’s continuing expansion efforts in these regions combined with an average 19% increase in same store sales in Asia.

    Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Increase (Decrease)	% Change	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$78,654	$68,057	$10,597	15.6%	$161,591	$162,756	$(1,165)	−0.7%
Designer	46,463	39,166	7,297	18.6%	95,262	96,218	(956)	−1.0%
Ocean Pacific	3,410	2,228	1,182	53.1%	11,410	6,366	5,044	79.2%
Swimwear wholesale	$128,527	$109,451	$19,076	17.4%	$268,263	$265,340	$2,923	1.1%
Swimwear retail	2,289	1,827	462	25.3%	3,758	3,341	417	12.5%
Swimwear Group	$130,816	$111,278	$19,538	17.6%	$272,021	$268,681	$3,340	1.2%

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Swimwear Group net revenues increased $19.5 million, or 17.6%, for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005 primarily related to the recovery of shipments delayed in the First Quarter 2006 (caused by disruptions associated with the implementation of the new systems infrastructure) combined with an increase in sales in the membership clubs and off-price channels. The Company estimates that net revenues associated with these recovered shipments (net of decreases in replenishment sales during the Three Months Ended July 1, 2006 as a result of late or delayed deliveries in the First Quarter 2006) were approximately $3.0 million for the Three Months Ended July 1, 2006.

The increase in Speedo net revenues of $10.6 million relates primarily to the abovementioned recovery of delayed shipments related to the new systems infrastructure ($6.0 million) and the expansion of the shoes and accessories lines into the clubs channel of distribution ($4.0 million).

The $7.3 million increase in Designer net revenues relates primarily to a $6.6 million increase in the off-price channel and a $2.9 million increase related to sales of new Designer brands (Calvin Klein and Michael Kors). These increases were partially offset by decreases in replenishment sales of approximately $3.0 million due to late/delayed deliveries of product in the First Quarter 2006.

The increase in Ocean Pacific primarily relates to sales of swimwear and active sportswear lines developed in Fiscal 2005 as part of the Company’s transition from a licensed business model to a direct wholesale business model.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Swimwear Group net revenues increased $3.3 million, or 1.2%, for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005 (due primarily to increases in Ocean Pacific) despite shipping disruptions and order cancellations experienced in the First Quarter 2006 related to the implementation of the new systems infrastructure.

The $1.2 million decrease in Speedo net revenues primarily reflects a decrease of $4.3 million related to the disruptions in connection with the new systems infrastructure (which negatively affected its ability to ship product in the First Quarter 2006 within customer requested delivery windows), partially offset by an increase of $3.4 million due to the expansion of the shoes and accessories lines into the clubs distribution channel. The Company believes it has resolved the problems associated with the implementation of the new systems infrastructure in the Swimwear Group and does not expect that these problems will negatively affect its ability to invoice and ship product on a timely basis in the future.

The $1.0 million decrease in Designer net revenues primarily reflects a decrease of $8.6 million related to the abovementioned new systems infrastructure implementation issues combined with a $7.5 million decrease in sales of Catalina branded products to Wal-Mart Stores, Inc. (which the Company attributes primarily to the reduction in floor space that Wal-Mart Stores, Inc. allocated for the sale of swimwear for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005) and a net $1.2 million decrease in branded and other lines, partially offset by an increase of approximately $7.1 million related to sales of new Designer brands (Calvin Klein and Michael Kors) and a $9.2 million increase in sales to customers in the off-price channels.

The increase in Ocean Pacific primarily relates to sales of swimwear and active lines developed in Fiscal 2005 as part of the Company’s transition from a licensed business model to a direct wholesale business model.

    Gross Profit

Gross profit was as follows:

	Three Months Ended July 1, 2006	% of Segment Net Revenues	Three Months Ended July 2, 2005	% of Segment Net Revenues	Six Months Ended July 1, 2006	% of Segment Net Revenues	Six Months Ended July 2, 2005	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$61,463	36.7%	$34,257	28.5%	$121,517	36.2%	$73,379	29.3%
Intimate Apparel Group	62,471	40.8%	50,373	35.1%	125,296	40.8%	106,323	36.0%
Swimwear Group	34,509	26.4%	28,341	25.5%	83,021	30.5%	90,277	33.6%
Total gross profit	$158,443	35.1%	$112,971	30.2%	$329,834	36.1%	$269,979	33.2%

(a)	Includes gross profit related to the CKJEA Business of $35.2 million for the Three Months Ended July 1, 2006 and $69.1 million for the Six Months Ended July 1, 2006.

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Sportswear Group gross profit increased $27.2 million and gross margin increased 820 basis points. The majority of the increase reflects the inclusion of gross profit of $35.2 million (including

$1.1 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition) related to the CKJEA Business. Excluding the effects of the CKJEA Business, gross profit decreased $8.0 million and gross margin decreased 330 basis points. The decrease in gross profit and gross margin primarily reflect the decrease in net revenues discussed previously and the increase in customer allowances in the Chaps business.

Intimate Apparel Group gross profit increased $12.1 million, or 24.0%, and gross margin increased 560 basis points. The increase in gross profit and gross margin reflects increases in the Company's Calvin Klein underwear (increased gross profit of $6.8 million and increased gross margin of 560 basis points), Core Brands (increased gross profit of $2.7 million and increased gross margin of 660 basis points), Fashion Brands (increased gross profit of $0.4 million) and Intimate Apparel retail (increased gross profit of $2.2 million). The increases in Calvin Klein underwear and Core Brands gross profit and gross margin primarily reflects the increases in net revenues described previously, improvements in the regular to off-price sales mix and favorable sourcing impact. The increases in Fashion Brands and Intimate Apparel retail primarily reflect the increases in net revenues discussed previously.

Swimwear Group gross profit increased $6.2 million, or 21.8%, and gross margin increased 90 basis points for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005. The increase in gross profit and gross margin primarily reflects the increase in net revenues described previously, partially offset by lower margin sales and price accommodations associated with late/delayed shipments to customers (in connection with the new systems infrastructure implementation) during the First Quarter 2006 and continuation of line development for Ocean Pacific brands.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Sportswear Group gross profit increased $48.1 million and gross margin increased 690 basis points. The majority of the increase reflects the gross profit of $69.1 million (including $2.4 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition) related to the CKJEA Business. Excluding the effects of the CKJEA Business, gross profit decreased $21.0 million and gross margin decreased 450 basis points primarily reflecting the decrease in net revenues discussed previously, an unfavorable sales mix in Calvin Klein jeans as a result of the decrease in the ratio of club sales to total sales for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005 and the increase in customer allowances in the Chaps business.

Intimate Apparel Group gross profit increased $19.0 million, or 17.8%, and gross margin increased 480 basis points. The increase in gross profit and gross margin reflects increases in the Company's Calvin Klein underwear (increased gross profit of $4.3 million and increased gross margin of 250 basis points), Core Brands (increased gross profit of $9.2 million and increased gross margin of 1,090 basis points), Fashion Brands (increased gross profit of $0.9 million) and Intimate Apparel retail (increased gross profit of $4.6 million). The increase in Calvin Klein underwear gross profit and gross margin primarily reflects the increase in net revenue described previously combined with an improved sales mix. The increase in Core Brands gross profit and gross margin primarily reflects the increase in net revenues described previously, an improved regular to off-price sales mix and more favorable allowances experience which the Company believes is the result of a more favorable reception of Core Brands (primarily Warner’s) at retail. The increases in Fashion Brands and Intimate Apparel retail primarily reflect the increases in net revenues discussed previously.

Swimwear Group gross profit decreased $7.3 million, or 8.0%, and gross margin decreased 310 basis points for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005. The decrease in gross profit and gross margin primarily reflects inventory write-downs, continuation of line development for Ocean Pacific brands, and lower margin sales and price accommodations associated with late/delayed shipments to customers (in connection with the new systems infrastructure implementation) during the First Quarter 2006. The inventory write-downs related primarily to certain Ocean Pacific and Designer lines which did not generate the level of customer orders anticipated.

    Selling, General and Administrative Expenses

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

SG&A expenses were $140.4 million (31.1% of net revenues) for the Three Months Ended July 1, 2006 compared to $95.3 million (25.4% of net revenues) for the Three Months Ended July 2, 2005. Contributing to the increase in SG&A expenses was $33.7 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $8.9 million and unallocated corporate expenses increased $2.5 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $2.0 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), an increase of $0.6 million in the Sportswear Group and an increase of $6.3 million in the Swimwear Group (primarily related to continued investment in the Company’s Ocean Pacific brands, expenses associated with the implementation of the new systems infrastructure, severance expenses and increased professional fees). The increase in unallocated corporate expenses primarily reflects a $1.4 million increase in stock-based compensation, $1.6 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a reduction in all other items, net, of approximately $0.5 million. In translating foreign currencies into the U.S. dollar, the net weakening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.4 million increase in SG&A expenses for the Three Months Ended July 1, 2006 compared to the Three Months Ended July 2, 2005.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

SG&A expenses were $277.2 million (30.3% of net revenues) for the Six Months Ended July 1, 2006 compared to $198.2 million (24.3% of net revenues) for the Six Months Ended July 2, 2005. Contributing to the increase in SG&A expenses was $59.5 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $18.1 million and unallocated corporate expenses increased $1.4 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $5.2 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), an increase of $0.4 million in the Sportswear Group and an increase of $12.5 million in the Swimwear Group (primarily related to continued investment in the Company’s Ocean Pacific brand, expenses associated with the implementation of the new systems infrastructure, Speedo’s new national advertising campaign and severance expenses). The increase in unallocated corporate expenses primarily reflects a $1.6 million increase in stock-based compensation and $2.4 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a $1.1 million reduction in professional fees and a reduction in all other items, net, of approximately $1.5 million. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million decrease in SG&A expenses for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005.

    Amortization of Intangible Assets

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Amortization of intangible assets increased from $1.1 million for the Three Months Ended July 2, 2005 to $4.0 million for the Three Months Ended July 1, 2006, reflecting $2.6 million of amortization expense related to finite-lived intangible assets acquired in the CKJEA Acquisition combined with a $0.3 million increase associated with the amortization of the Calvin Klein swimwear license acquired in May 2005.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Amortization of intangible assets increased from $2.1 million for the Six Months Ended July 2, 2005 to $7.5 million for the Six Months Ended July 1, 2006, primarily reflecting $4.6 million of amortization expense related to finite-lived intangible assets acquired in the CKJEA Acquisition combined with a $0.9 million increase associated with the amortization of the Calvin Klein swimwear license acquired in May 2005.

    Operating Income

The following table presents operating income by group:

	Three Months Ended July 1, 2006	% of Brand Net Revenues	Three Months Ended July 2, 2005 (a)	% of Brand Net Revenues	Six Months Ended July 1, 2006	% of Brand Net Revenues	Six Months Ended July 2, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Sportswear Group	$2,499		$12,175		$10,441		$26,792
Intimate Apparel Group	18,237		8,295		34,050		20,394
Swimwear Group	1,554		1,928		15,636		36,060
Unallocated corporate expenses	(8,286)	–1.8%	(6,109)	–1.6%	(14,934)	–1.6%	(14,034)	–1.7%
Restructuring expense	—	0.0%	(721)	–0.2%	—	0.0%	(727)	–0.1%
Operating income	$14,004	3.1%	$15,568	4.2%	$45,193	4.9%	$68,485	8.4%

(a)	Operating income for each of the business groups and unallocated corporate expenses for the Three Months Ended July 2, 2005 and the Six Months Ended July 2, 2005 have been restated to conform to the current period presentation. See Note 5 of Notes to Consolidated Condensed Financial Statements.

    Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended July 1, 2006	% of Brand Net Revenues	Three Months Ended July 2, 2005 (d)	% of Brand Net Revenues	Six Months Ended July 1, 2006	% of Brand Net Revenues	Six Months Ended July 2, 2005 (d)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans (a)	$4,393	4.8%	$8,668	12.4%	$9,775	5.4%	$17,379	11.9%
Chaps	(4,578)	–12.3%	2,443	5.3%	(5,396)	–6.6%	6,482	6.9%
Calvin Klein accessories (b)	(159)	106.0%	744	25.9%	(525)	–328.1%	1,897	25.9%
Mass sportswear licensing	(18)	–1.7%	320	23.3%	(12)	–0.5%	1,034	28.5%
Sportswear wholesale	(362)	–0.3%	12,175	10.1%	3,842	1.4%	26,792	10.7%
Sportswear retail (c)	2,861	7.6%	—	0.0%	6,599	9.7%	—	0.0%
Sportswear Group	$2,499	1.5%	$12,175	10.1%	$10,441	3.1%	$26,792	10.7%

(a)	Includes operating loss related to the CKJEA Business of $3.9 million for the Three Months Ended July 1, 2006 and $1.6 million for the Six Months Ended July 1, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Operating income related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items in the table above.

(c)	Comprises operating income related to the CKJEA retail operations.

(d)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005
	(in thousands of dollars)
Calvin Klein jeans	$2,651	$2,602	$5,285	$5,332
Chaps	2,312	1,918	4,609	3,926
Calvin Klein accessories	—	—	—	—
Mass sportswear licensing	61	57	121	119
Sportswear wholesale	5,024	4,577	10,015	9,377
Sportswear retail	—	—	—	—
Sportswear Group	$5,024	$4,577	$10,015	$9,377

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Sportswear Group operating income decreased $9.7 million, or 79.5%. Operating loss related to the CKJEA Business was $1.0 million for the Three Months Ended July 1, 2006 (including $2.6 million of amortization expense related to intangible assets and $1.1 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition). Excluding operating loss related to the CKJEA Business, Sportswear Group operating income decreased $8.7 million, or 71.1%, reflecting decreases of $0.4 million, $7.0 million, $0.9 million and $0.4 million in Calvin Klein jeans, Chaps, Calvin Klein accessories and Mass sportswear licensing, respectively. The decrease in Calvin Klein jeans operating margin primarily reflects an increase in SG&A expenses as a percentage of net revenues primarily related to the function of lower net revenues and fixed operating expenses. The $7.0 million decrease in Chaps operating income primarily reflects a $6.4 million decrease in gross profit (due primarily to the increase in customer allowances) combined with a $0.6 million increase in SG&A expenses.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Sportswear Group operating income decreased $16.4 million, or 61.0%. Operating income related to the CKJEA Business was $5.0 million for the Six Months Ended July 1, 2006 (net of $4.6 million of amortization expense related to intangible assets and $2.4 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition). Excluding operating income related to the CKJEA Business, Sportswear Group operating income decreased $21.4 million, or 79.8%, reflecting decreases of $6.1 million, $11.9 million, $2.4 million and $1.0 million in Calvin Klein jeans, Chaps, Calvin Klein accessories and Mass sportswear licensing, respectively. The decrease in Calvin Klein jeans operating income primarily reflects the decrease in gross profit. The decrease in Calvin Klein jeans operating margin reflects an unfavorable sales mix coupled with an increase in SG&A expenses as a percentage of net revenues primarily related to the function of lower net revenues and fixed operating expenses. The decrease in Chaps operating income primarily reflects a decrease in gross profit of $10.3 million (due primarily to the increase in customer allowances) combined with an increase in SG&A expenses of $1.6 million.

    Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended July 1, 2006	% of Brand Net Revenues	Three Months Ended July 2, 2005 (a)	% of Brand Net Revenues	Six Months Ended July 1, 2006	% of Brand Net Revenues	Six Months Ended July 2, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$14,547	19.3%	$9,282	13.6%	$21,977	15.3%	$20,530	14.4%
Core Brands	3,926	10.4%	815	2.2%	8,094	10.6%	(626)	−0.9%
Fashion Brands	(865)	–3.1%	(1,739)	–5.9%	2,598	4.1%	663	1.0%
Intimate Apparel wholesale	17,608	12.5%	8,358	6.2%	32,669	11.5%	20,567	7.4%
Intimate Apparel retail (b)	629	5.2%	(63)	–0.7%	1,381	6.0%	(173)	–1.1%
Intimate Apparel Group	$18,237	11.9%	$8,295	5.8%	$34,050	11.1%	$20,394	6.9%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005
	(in thousands of dollars)
Calvin Klein underwear	$1,687	$1,602	$3,362	$3,205
Core Brands	1,262	1,222	2,578	2,465
Fashion Brands	216	107	368	210
Intimate Apparel wholesale	3,165	2,931	6,308	5,880
Intimate Apparel retail	—	—	—	—
Intimate Apparel Group	$3,165	$2,931	$6,308	$5,880

(b)	Primarily Calvin Klein underwear.

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Intimate Apparel Group operating income increased $9.9 million, or 119.9%, reflecting increases in Calvin Klein underwear, Core Brands, Fashion Brands and Intimate Apparel retail. The $5.2 million increase in Calvin Klein underwear operating income reflects a $6.8 million increase in gross profit (discussed previously), partially offset by a $1.6 million increase in SG&A expenses. The $3.1 million increase in Core Brands operating income reflects an increase in gross profit of $2.7 million (as described previously) combined with a decrease in SG&A expenses of $0.4 million due mainly to a $1.2 million accounts receivable write-down of a non-trade accounts receivable during the Three Months Ended July 2, 2005, partially offset by an increase in marketing expenses to support the continued momentum in the Warner’s business. The $0.9 million increase in Fashion Brands operating income reflects an increase in gross profit of $0.4 million combined with a decrease in SG&A expenses of $0.5 million due primarily to lower distribution costs. The $0.7 million increase in Intimate Apparel retail primarily relates to the Company’s expansion of its retail business in Europe and Asia.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Intimate Apparel Group operating income increased $13.7 million, or 67.0%, reflecting increases in Calvin Klein underwear, Core Brands, Fashion Brands and Intimate Apparel retail. The $1.5 million increase in Calvin Klein underwear operating income reflects a $4.3 million increase in gross profit, partially offset by a $2.8 million increase in SG&A expenses. The $8.7 million increase in Core Brands operating income reflects an increase in gross profit of $9.2 million (as described previously), partially offset by a $0.5 million increase in SG&A expenses. The $2.0 million increase in Fashion Brands operating income reflects an increase in gross profit of $0.9 million combined with a decrease in SG&A expenses of $1.1 million primarily related to lower distribution costs and the translation impact of a strengthening in the U.S. dollar relative to the euro. The $1.5 million increase in Intimate Apparel retail primarily relates to the Company’s expansion of its retail business in Europe and Asia.

    Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months Ended July 1, 2006	% of Brand Net Revenues	Three Months Ended July 2, 2005 (a)	% of Brand Net Revenues	Six Months Ended July 1, 2006	% of Brand Net Revenues	Six Months Ended July 2, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$8,539	10.9%	$3,192	4.7%	$21,180	13.1%	$23,953	14.7%
Designer	(5,035)	–10.8%	(1,286)	–3.3%	1,075	1.1%	10,022	10.4%
Ocean Pacific	(2,802)	–82.2%	(723)	–32.5%	(7,811)	–68.5%	734	11.5%
Swimwear wholesale	702	0.5%	1,183	1.1%	14,444	5.4%	34,709	13.1%
Swimwear retail	852	37.2%	745	40.8%	1,192	31.7%	1,351	40.4%
Swimwear Group	$1,554	1.2%	$1,928	1.7%	$15,636	5.7%	$36,060	13.4%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended July 1, 2006	Three Months Ended July 2, 2005	Six Months Ended July 1, 2006	Six Months Ended July 2, 2005
	(in thousands of dollars)
Speedo	$2,780	$2,451	$5,467	$4,938
Designer	1,555	1,250	3,096	2,518
Ocean Pacific	399	104	794	209
Swimwear wholesale	4,734	3,805	9,357	7,665
Swimwear retail	5	70	—	140
Swimwear Group	$4,739	$3,875	$9,357	$7,805

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Swimwear Group operating income decreased $0.4 million, or 19.4%, reflecting an increase in gross profit (as discussed previously), more than offset by a $6.3 million increase in SG&A expenses and an increase of $0.3 in amortization of intangible assets (primarily related to the amortization of the Calvin Klein swimwear license acquired in May 2005). The increase in SG&A expenses primarily reflects an increase of $1.3 million to support the transition of the Ocean Pacific business from a 100% licensing model to a wholesale business model, an increase in marketing expenditures of approximately $0.8 million, increases in selling and distribution expenses of $2.1 million (related to incremental costs associated with the new systems infrastructure) and a $2.1 million increase in administrative expenses (related primarily to severance, professional fees and costs associated with the new systems infrastructure).

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Swimwear Group operating income decreased $20.4 million, or 56.6%, reflecting a decrease in gross profit (as discussed previously) combined with a $12.4 million increase in SG&A expenses and a $0.7 million increase in amortization of intangible assets (primarily related to the amortization of the Calvin Klein swimwear license acquired in May 2005). The increase in SG&A expenses primarily reflects an increase of $3.5 million to support the expansion of the Ocean Pacific business across the Company’s wholesale business model, an increase in marketing expenses of approximately $1.6 million primarily related to a recently introduced nationwide Speedo campaign and the 2006 Winter Olympics, increases in selling and distribution expenses of $3.4 million (related to incremental costs associated with the new systems infrastructure) and a $3.9 million increase in administrative expenses (related mainly to severance, professional fees, employee benefit costs and costs associated with the new systems infrastructure).

    Other Loss (Income)

Other income of $0.8 million for the Three Months Ended July 1, 2006 primarily reflects a gain of $1.3 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, partially offset by a $0.5 million loss related to the premium paid by the Company to repurchase $5.0 million of the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’). See Financial Position, Capital Resources and Liquidity—Financing Arrangements—Senior Notes. Other loss of $1.1 million for the Six Months Ended July 1, 2006 primarily reflects a gain of $1.0 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency and a gain of $0.9 million on purchases at fixed dollar exchange rates by foreign subsidiaries, more than offset by a loss of $2.5 million on a foreign exchange forward contract entered into by the Company to facilitate the purchase of the CKJEA Business (which purchase price was denominated in euros) and a $0.5 million loss on the repurchase of debt (described above). Other loss for the Three Months Ended July 2, 2005 and the Six Months Ended July 2, 2005 primarily reflect losses of $0.9 million and $0.8 million, respectively, on the current portion of inter-company loans to foreign subsidiaries that are denominated in U.S. dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements and distributions.

    Interest Expense, Net

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

Interest expense increased $4.9 million to $9.4 million for the Three Months Ended July 1, 2006 from $4.5 million for the Three Months Ended July 2, 2005. The increase in interest expense for the Three Months Ended July 1, 2006 was due mainly to interest expense of $3.1 million on the Term B Note (as defined below) and $0.5 million on CKJEA Business short-term debt in connection with the CKJEA Acquisition, a $0.6 million decrease in interest income on notes receivable and a $0.4 million increase in interest expense related to the Company’s Senior Notes (due primarily to interest rate resets on the 2003 and 2004 Swap Agreements).

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

Interest expense increased $7.8 million to $17.4 million for the Six Months Ended July 1, 2006 from $9.6 million for the Six Months Ended July 2, 2005. The increase in interest expense for the Six Months Ended July 1, 2006 was due mainly to interest expense of $5.1 million on the Term B Note and $1.2 million on CKJEA Business short-term debt in connection with the CKJEA Acquisition, a $0.8 million decrease in interest income on notes receivable and a $0.7 million increase in interest expense related to the Company’s Senior Notes (due primarily to interest rate resets on the 2003 and 2004 Swap Agreements).

    Income Taxes

    Three Months Ended July 1, 2006 compared to Three Months Ended July 2, 2005

The effective tax rate for the Three Months Ended July 1, 2006 was approximately 36.1% compared to approximately 35.2% for the Three Months Ended July 2, 2005. The higher effective tax rate for the Three Months Ended July 1, 2006 relates primarily to losses in certain foreign tax jurisdictions where the Company has not recorded a financial statement tax benefit. See Note 6 of Notes to Consolidated Condensed Financial Statements.

    Six Months Ended July 1, 2006 compared to Six Months Ended July 2, 2005

The effective tax rate for the Six Months Ended July 1, 2006 was approximately 35.3% compared to approximately 38.4% for the Six Months Ended July 2, 2005. The lower effective tax rate for the Six Months Ended July 1, 2006 relates to a favorable earnings mix between higher and lower tax jurisdictions. See Note 6 of Notes to Consolidated Condensed Financial Statements.

In August 2006, the Company received a ruling from the taxation authority in the Netherlands related to the Company’s operations in that region. The ruling will take effect retroactive to the beginning of 2006. The Company is evaluating the effect of the ruling and anticipates that the ruling will result in a reduction in its effective tax rate for the 2006 fiscal year.

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

On June 2, 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. In connection with the purchase, the Company recognized a loss of approximately $0.5 million related to the premium paid to repurchase the debt, which included the writedown of a proportionate share of unamortized deferred financing costs of approximately $0.3 million. The loss on extinguishment of debt is included in the Other loss (income) line item in the Company’s Statement of Operations.

The amount outstanding under the Senior Notes was $205.0 million as of July 1, 2006 and $210.0 million as of December 31, 2005 and July 2, 2005, respectively.

The indenture governing the Senior Notes places certain restrictions on the Company. The Company was in compliance with the covenants of the Senior Notes as of July 1, 2006, December 31, 2005 and July 2, 2005.

    Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (9.53% at July 1, 2006, 8.78% at December 31, 2005 and 7.73% at July 2, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company's Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.76% at July 1, 2006, 9.01% at December 31, 2005 and 7.96% at July 2, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 9.14% as of July 1, 2006.

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

	July 1, 2006	December 31, 2005	July 2, 2005
Unrealized loss
2003 Swap Agreement	$(3,133)	$(1,366)	$137
2004 Swap Agreement	(1,870)	(990)	(249)
Net unrealized loss	$(5,003)	$(2,356)	$(112)

    Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the revolving credit facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of July 1, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 7.02%. The Term B Note matures on January 31, 2013 and must be repaid at the rate of $450,000 per quarter from June 30, 2006 through March 31, 2012 and $42.3 million on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.75% at July 1, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.98% and 6.04% at July 1, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of July 1, 2006, under the Amended and Restated Credit Agreement, the Company had $180 million outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility.

As discussed in Note 18 of Notes to Consolidated Condensed Financial Statements, Restatement and Part II—Item 5. Other Information, the Company will be restating its consolidated financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006. As a result of the restatements, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement as of July 1, 2006. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the lenders under the Amended and Restated Credit Agreement. The Company expects that it will be in full compliance with all covenants under the Amended and Restated Credit Agreement before the waiver expires.

    Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company’s foreign subsidiaries (the ‘‘Foreign Subsidiaries’’) entered into a $25 million revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, Bank of America, N.A.’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each others’ obligations under the Foreign Revolving Credit Facility. The Company has never had any borrowings outstanding under the Foreign Revolving Credit Facility.

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of July 1, 2006 and December 31, 2005.

    CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed the CKJEA Business’ outstanding debt of approximately $90.0 million. Simultaneously with the closing of the acquisition, the Company repaid approximately $45.0 million of the outstanding debt. The remaining debt consists of short-term notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of July 1, 2006, the weighted average interest rate for the CKJEA assumed debt outstanding was approximately 3.56%.

    Liquidity

As of July 1, 2006, the Company had working capital of $462.7 million, cash and cash equivalents of $138.4 million, short-term debt of $43.6 million as a result of the CKJEA Acquisition, no borrowings under the revolving credit facility of the Amended and Restated Credit Agreement and no borrowings under the Foreign Revolving Credit Facility. As of July 1, 2006, the Company had $132.7 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $214.0 million (based upon the current borrowing base calculations) plus $50.4 million of cash collateral, less outstanding letters of credit of $131.7 million.

The Company’s total debt as of July 1, 2006 was $426.3 million, consisting of $205.0 million of the Senior Notes, $179.6 million of the Term B Note under the Amended and Restated Credit Agreement and $41.7 million of debt of the CKJEA Business assumed in connection with the closing of the CKJEA Acquisition.

The Company believes that cash available under the Amended and Restated Credit Agreement, cash available under the Foreign Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures and its share repurchase program, for the next three years. If the Company requires additional sources of capital, it will consider reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

    Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. In order to comply with the terms of the applicable debt instruments (which contain certain limitations on share repurchases which can be made in a given period), the Company expects that purchases under the share repurchase program will be made over the course of the next three years. During the Six Months Ended July 1, 2006, the Company repurchased 675,000 shares of its common stock in the open market at a total cost of $12.2 million (an average cost of $18.05 per share). As of July 1, 2006, the Company had purchased a total of 684,151 shares of its common stock in the open market at a total cost of $12.4 million (an average cost of $18.13 per share) under the share repurchase program since its inception. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. See Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

    Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Six Months Ended July 1, 2006 and the Six Months Ended July 2, 2005:

	Six Months Ended
	July 1, 2006	July 2, 2005
	(in thousands of dollars)
Net cash provided by operating activities:
Continuing operations	$84,494	$104,338
Discontinued operations	—	1,159
Net cash used in investing activities	(225,409)	(15,689)
Net cash provided by financing activities	112,253	285
Translation adjustments	2,833	(1,785)
Increase (decrease) in cash and cash equivalents	$(25,829)	$88,308

Cash provided by operating activities from continuing operations was $84.5 million in the Six Months Ended July 1, 2006 compared to $104.3 million in the Six Months Ended July 2, 2005. The $19.8 million decrease in cash provided by operating activities from continuing operations was due primarily to an $18.4 million decrease in net income for the Six Months Ended July 1, 2006 compared to the Six Months Ended July 2, 2005. The Company experienced net working capital inflows of $36.4 million during the Six Months Ended July 1, 2006 compared to $50.9 million for the Six Months Ended July 2, 2005. The net working capital inflows for the Six Months Ended July 1, 2006 were due primarily to a $74.1 million decrease in net inventories, partially offset by a $32.4 million decrease in accounts payable and accrued liabilities. The net working capital inflows for the Six Months Ended July 2, 2005 were due primarily to a $58.4 million decrease in net inventories.

Cash used in investing activities was $225.4 million in the Six Months Ended July 1, 2006 compared to $15.7 million in the Six Months Ended July 2, 2005. This $209.7 million increase was due primarily to $207.9 million used for business acquisitions (mainly the CKJEA Acquisition completed on January 31, 2006—see Note 2 of Notes to Consolidated Condensed Financial Statements).

Cash provided by financing activities was $112.3 million in the Six Months Ended July 1, 2006 compared to $0.3 million in the Six Months Ended July 2, 2005. The $112.0 million increase was due primarily to $180.0 million of debt issued, partially offset by $44.5 million of repayment of debt assumed in connection with the CKJEA Acquisition, $13.5 million of treasury stock purchases

(primarily $12.2 million under the stock repurchase program) and $5.2 million total consideration for the purchase of $5.0 million of principal of the Senior Notes.

    Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of July 1, 2006 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K for Fiscal 2005, with the exception of the repurchase of $5.0 million of Senior Notes, the Term B Note, assumed short-term notes payable, additional lease obligations and additional minimum royalty payments incurred in connection with the CKJEA Acquisition (See Note 11 and Note 17 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company's Annual Report on Form 10-K for Fiscal 2005 for a description of those obligations and commitments outstanding as of December 31, 2005.

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

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K for Fiscal 2005, as filed with the SEC on March 3, 2006, under the heading ‘‘Risk Factors’’ (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the SAP Apparel and Footwear Solution; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of the acquisition); and such newly acquired business being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled ‘‘Risk Factors’’ and the discussion of the Company's critical accounting policies under ’’Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Critical Accounting Policies’’ included in the Company's Annual Report on Form 10-K for Fiscal 2005, as such discussion may be modified or supplemented by subsequent reports that the Company files with the SEC, including this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

During 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participant’s hypothetical investments are reflected in the Company’s statement of operations. As of July 1, 2006, the total liability accrued attributable to participants’ accounts was approximately $0.6 million. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would not have had a material effect on the Company’s balance sheet or statement of operations for the Six Months Ended July 1, 2006.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75 million and the $180 million of loans outstanding under the Term B Note under its Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes or revolving credit facility under the Amended and Restated Credit Agreement because the interest rate on the Senior Notes is fixed at 8 7/8% per annum and the Company had no borrowings outstanding under the revolving credit facility as of July 1, 2006. A hypothetical 10% increase in the interest rates for the outstanding swap agreements would have had an unfavorable impact of approximately $0.4 million for each of the Six Months Ended July 1, 2006 and the Six Months Ended July 2, 2005, respectively, on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable impact of $0.6 million for the Six Months Ended July 1, 2006 on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company's Canadian, Mexican and European operations (which accounted for approximately 30% of the Company's total net revenues for the Six Months Ended July 1, 2006) to the extent such operations purchase products denominated in U.S. dollars. Total purchases of products by foreign subsidiaries denominated in U.S. dollars amounted to approximately $62.1 million for the Six Months Ended July 1, 2006. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $6.2 million for the Six Months Ended July 1, 2006.

As of July 1, 2006, the Company had foreign currency exchange contracts outstanding to purchase, through September 2006, approximately $2.6 million for a total of approximately €2.2 million at a weighted-average exchange rate of 1.217. The foreign currency exchange contracts mature through September 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the U.S. dollar (i.e., an increase in the euro/dollar exchange rate from 1.217 to 1.3388) would have decreased the unrealized gain on outstanding foreign exchange contracts by approximately $0.3 million at July 1, 2006. The change would not have had any effect on the Company’s results of operations because such unrealized gains are recorded in other comprehensive income until the related inventory is sold.

In January 2006, in connection with the CKJEA Acquisition, the Company entered into a euro forward purchase contract to purchase approximately €146.0 million for $180.0 million. The change in the euro to U.S. dollar exchange rate at the close of the business on the purchase date compared to the euro forward purchase contract exchange rate resulted in an exchange loss of approximately $2.5 million which the Company recorded during the Six Months Ended July 1, 2006.

Item 4.	Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on management's evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

As discussed in Note 18 of Notes to Consolidated Condensed Financial Statements, Part I— Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II—Item 5. Other Information, included in this report, the Company will be restating its previously issued consolidated financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006. The Company has evaluated the effect of the restatements of its previously issued consolidated financial statements on the Company’s assessment of internal control over financial reporting as of December 31, 2005, April 1, 2006 and July 1, 2006 and concluded that the material weaknesses identified in 1. below existed in the Company’s internal control over financial reporting as of the end of each of the applicable periods and the material weakness identified in 2. below existed as of April 1, 2006 and July 1, 2006. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1.	Accounting for Certain Returns and Customer Allowances

During the course of completing its regular second quarter review process and in finalizing its financial statements for the Three Months Ended July 1, 2006, the Company discovered certain irregularities in the accounting for certain return authorizations and customer allowances at its Chaps menswear division. The controls in place related to the financial closing and reporting process failed to operate effectively and did not detect these accounting irregularities in the Fourth Quarter 2005 and the First Quarter 2006. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the Fourth Quarter 2005, Fiscal 2005 and for the First Quarter 2006.

Remediation of this material weakness involves changes in personnel, greater emphasis and attention to monitoring controls to ensure individuals responsible for the preparation of financial statements are fully aware of arrangements regarding return authorizations and customer allowances, and education of sales personnel as to the appropriate treatments of sales returns and customer allowances under U.S. GAAP. Remediation is underway and is planned for completion by December 31, 2006.

2.	Application of Customer Specific Pricing Conditions

In January 2006, the Company implemented a new systems infrastructure encompassing finance, sales and distribution and materials management in its Swimwear Group in the U.S. and Canada, and certain of its U.S. shared service departments. In connection with the implementation, certain customer specific pricing conditions were not configured properly in the new system and, as a result, invoicing to certain customers was incorrect during the First Quarter 2006. The Company did not have certain controls designed and implemented during the First Quarter 2006 in the financial closing process to detect accounting errors related to customer invoicing in the Swimwear Group. The Company reviewed this matter with its Audit Committee. The Audit Committee accepted management’s recommendation that the Company restate its consolidated condensed financial statements for the First Quarter 2006 to include adjustments for this error.

Remediation of this material weakness consists of the development of exception reports to identify transactions where customer pricing data is inconsistent, timely review and resolution of exceptions identified by such reports by management and additional user training. The exception reports have been developed and the new control procedures are being implemented during the three months ended September 30, 2006.

Notwithstanding the material weaknesses described above, management has concluded that the Company’s consolidated condensed financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein. Management’s conclusion as to the fairness of the presentation of the financial statements included in this report is based in part on the substantial work performed by management during the restatement process, as well as on the report of outside counsel (including the report of the independent forensic accountants) engaged by the Company’s Audit Committee as part of its investigation.

(b)    Changes in Internal Control Over Financial Reporting.

As described elsewhere in this Quarterly Report on Form 10-Q, on January 31, 2006, the Company completed the CKJEA Acquisition. Total revenues and total assets of the CKJEA Business were $124.1 million for the period January 31, 2006 to July 1, 2006 and approximately $430.6 million as of July 1, 2006, respectively. During the Three Months Ended July 1, 2006, the Company continued implementing integration activities related to the CKJEA Acquisition, including further review of the controls and procedures of the acquired business. The acquired business, headquartered outside of the U.S., was accustomed to operating under less stringent financial reporting and operating control frameworks, compared to those of the Company (including, without limitation, with respect to reporting deadlines, application of U.S. GAAP, general computer controls and the extent of process documentation). As of July 1, 2006, the Company was in the process of documenting and testing the CKJEA Business' internal controls over financial reporting for effectiveness. The Company continues to identify changes in process, systems and documentation that it expects to undertake as part of the inclusion of the acquired business in the Company’s Sarbanes-Oxley Section 404 assessment, when applicable, and is implementing steps to strengthen the control environments of the acquired business.

During the Three Months Ended July 1, 2006, the Company continued to implement the new systems infrastructure in its Swimwear Group in the U.S. and Canada, and certain of its U.S. shared service departments. In connection with the implementation of the new systems infrastructure (and the associated conversion of data and processes to the new system infrastructure), the Company is updating its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and to take advantage of enhanced automated controls provided by the new systems infrastructure and is in the process of testing these internal controls over financial reporting for effectiveness.

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

See item (a) above for a discussion of certain changes in the Company’s internal control over financial reporting during the period after July 1, 2006 in connection with the remediation of material weaknesses associated with the restatements of the Company’s consolidated financial statements.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 15 Legal Matters.

Item 1A.    Risk Factors.

Please refer to Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for Fiscal 2005, filed with the SEC on March 3, 2006, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Six Months Ended July 1, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended July 1, 2006.

The Company's Board of Directors authorized the Company to enter into a share repurchase program of up to three million shares of common stock in July 2005. The share repurchase program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases that may be made in a give period), the Company expects that purchases under the share repurchase program will be made over the course of the next three years. During the Three Months Ended July 1, 2006, the Company repurchased 675,000 shares in the open market under the share repurchase program. The share repurchase program may be modified or terminated by the Company's Board of Directors at any time.

In addition to the 675,000 shares repurchased pursuant to the Company’s share repurchase program, an aggregate of 4,912 shares set forth below as repurchased during the Three Months Ended July 1, 2006 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee's withholding tax obligation may be surrendered to the Company in satisfaction thereof.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Yet Be Repurchased Under the Announced Plans
April 2, 2006 – April 29, 2006	3,156	$22.65	—	2,990,849
April 30, 2006 – May 27, 2006	204,529	$18.46	200,000	2,790,849
May 28, 2006 – July 1, 2006	475,383	$17.91	475,000	2,315,849

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 18, 2006. There were present in person or by proxy, holders of 43,648,665 shares of Common Stock, or 92.84% of all votes eligible for the meeting.

The following directors were elected to serve until the next annual meeting and until their successors have been elected and qualified:

	FOR	VOTE WITHHELD
David A. Bell	43,310,147	338,518
Robert A. Bowman	43,310,147	338,518
Richard Karl Goeltz	43,244,821	403,844
Joseph R. Gromek	43,505,973	142,692
Sheila A. Hopkins	43,450,152	198,513
Charles R. Perrin	43,310,152	338,513
Donald L. Seeley	43,310,212	338,453
Cheryl Nido Turpin	43,506,173	142,492

The proposal for Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending December 30, 2006 was ratified. The votes were 43,289,670 For; 358,848 Against; and 147 Abstentions.

Item 5.    Other Information.

Restatement

As discussed in Note 18 of Notes to Consolidated Condensed Financial Statements and Part I— Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, subsequent to the issuance of the Company's consolidated condensed financial statements for the First Quarter 2006, the Company discovered irregularities in the accounting for certain return authorizations and customer allowances at its Chaps menswear division and also identified an error which was discovered subsequent to the implementation of its new systems infrastructure at its Swimwear Group. As a result, the Company will be restating its financial statements for Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006. As soon as practicable, the Company will be amending its Annual Report on Form 10-K for Fiscal 2005 and its Quarterly Report on Form 10-Q for the First Quarter 2006 for the effects of these restatements and to correct certain other immaterial errors discovered as part of the Company's normal quarterly review process.

The Company’s consolidated condensed statement of operations for the Fourth Quarter 2005 is restated as follows:

	As Previously Reported	Adjustments	As Restated
Statement of Operations:
Net revenue	$362,544	$(3,328)	$359,216
Cost of goods sold	235,572	444	236,016
Total gross profit	126,972	(3,772)	123,200
Selling, general and administrative expenses	107,275	262	107,537
Pension expense	21	—	21
Operating income	19,676	(4,034)	15,642
Other (income) loss	288	—	288
Interest expense, net	4,377	—	4,377
Income (loss) from continuing operations before provision for income taxes	15,011	(4,034)	10,977
Provision (benefit) for income taxes	5,558	(1,474)	4,084
Income from continuing operations	$9,453	$(2,560)	$6,893
Basic income per common share:
Income from continuing operations	$0.21		$0.15
Diluted income per common share:
Income from continuing operations	$0.20		$0.15
Weighted average number of shares used in computing income per common share:
Basic	46,072,545		46,072,545
Diluted	46,965,613		46,965,613

The Company’s consolidated condensed statement of operations for Fiscal 2005 is restated as follows:

	As Previously Reported	Adjustments	As Restated
Statement of Operations:
Net revenue	$1,504,415	$(3,328)	$1,501,087
Cost of goods sold	994,799	444	995,243
Total gross profit	509,616	(3,772)	505,844
Selling, general and administrative expenses	406,664	262	406,926
Pension expense	1,563	—	1,563
Restructuring expense (income)	(503)	—	(503)
Operating income	101,892	(4,034)	97,858
Other (income) loss	1,019	—	1,019
Interest expense, net	18,080	—	18,080
Income (loss) from continuing operations before provision for income taxes	82,793	(4,034)	78,759
Provision (benefit) for income taxes	30,556	(1,474)	29,082
Income from continuing operations	$52,237	$(2,560)	$49,677
Basic income per common share:
Income from continuing operations	$1.14		$1.08
Diluted income per common share:
Income from continuing operations	$1.12		$1.06
Weighted average number of shares used in computing income per common share:
Basic	45,872,308		45,872,308
Diluted	46,804,053		46,804,053

The Company’s consolidated condensed statement of operations for the First Quarter 2006 is restated as follows:

	As Previously Reported	Adjustments	As Restated
Statement of Operations:
Net revenue	$466,311	$(3,531)	$462,780
Cost of goods sold	292,028	(639)	291,389
Total gross profit	174,283	(2,892)	171,391
Selling, general and administrative expenses	139,719	511	140,230
Pension expense	(28)	—	(28)
Operating income	34,592	(3,403)	31,189
Other (income) loss	2,096	(246)	1,850
Interest expense, net	7,688	256	7,944
Income (loss) from continuing operations before provision for income taxes	24,808	(3,413)	21,395
Provision (benefit) for income taxes	8,707	(1,194)	7,513
Income from continuing operations	$16,101	$(2,219)	$13,882
Basic income per common share:
Income from continuing operations	$0.35		$0.30
Diluted income per common share:
Income from continuing operations	$0.34		$0.30
Weighted average number of shares used in computing income per common share:
Basic	46,147,169		46,147,169
Diluted	46,734,984		46,734,984

The Company’s April 1, 2006 consolidated condensed balance sheet is restated as follows:

	As Previously Reported	Adjustments(a)	As Restated
Balance Sheet:
Accounts receivable, net	$368,847	$(6,476)	$362,371
Inventories	356,993	(286)	356,707
Prepaid expenses and other current assets	72,256	1,194	73,450
Total current assets	861,249	(5,568)	855,681
Goodwill	100,312	1,281	101,593
Total assets	1,590,047	(4,287)	1,585,760
Accounts payable	194,476	428	194,904
Accrued liabilities	111,951	247	112,198
Accrued income taxes payable	43,623	(193)	43,430
Total current liabilities	391,179	482	391,661
Retained earnings	110,507	(4,779)	105,728
Accumulated other comprehensive income	6,708	10	6,718
Total stockholders' equity	653,495	(4,769)	648,726
Total liabilities and stockholders' equity	1,590,047	(4,287)	1,585,760

(a) Includes restatement adjustments for Fiscal 2005 and for the First Quarter 2006.

The above restatements did not effect the Company's net cash flows from operating activities, investing activities or financing activities in the Fourth Quarter 2005, Fiscal 2005 or First Quarter 2006.

Waiver to Credit Agreement

As discussed in Note 18 of Notes to the Consolidated Financial Statements and Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company will be restating its consolidated financial statements for Fourth Quarter 2005, Fiscal 2005 and for the First Quarter 2006. As a result of the restatements, as of July 1, 2006, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of the Amended and Restated Credit Agreement by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents and Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint lead book managers. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the requisite lenders under the Amended and Restated Credit Agreement. The Company expects that it will be in full compliance with all covenants under the Amended and Restated Credit Agreement prior to the expiration of the waiver.

A copy of the waiver to the Amended and Restated Credit Agreement is attached to this report as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference. The description of the waiver is qualified in its entirety by reference to Exhibit 10.1.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed December 23, 2005).*‡
2.2	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed February 3, 2006).*‡
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the
Guarantors (as defined therein) and the Initial Purchasers (as defined therein)
(incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4
(File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco
Group, Inc. and certain of its subsidiaries on August 8, 2003).*

Exhibit No.	Description of Exhibit
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco
Group, Inc. and certain creditors thereof (as described in the Registration Rights
Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s
Form 8-K filed February 10, 2003).*
10.1	Waiver No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, NA, The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco
Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

‡	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: August 15, 2006	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer
Date: August 15, 2006	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer