Form 10-K/A
period 2005-12-31
WARNACO GROUP INC /DE/
filed 2006-09-07
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Registrant’s telephone number, including area code: (212) 287-8000

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

EXPLANATORY NOTE

On August 8, 2006, The Warnaco Group, Inc. (the ‘‘Company’’) issued a press release and filed a related Current Report on Form 8-K with the Securities and Exchange Commission (‘‘SEC’’) in which it announced that it would be restating previously reported financial information for the three months ended December 31, 2005 (‘‘Fourth Quarter 2005’’), the fiscal year ended December 31, 2005 (‘‘Fiscal 2005’’) and the three months ended April 1, 2006 (‘‘First Quarter 2006’’).

This Amendment No. 1 (this ‘‘Form 10-K/A’’) to the Company’s Annual Report on Form 10-K for Fiscal 2005 (the ‘‘Original Form 10-K’’) is being filed to restate the Company’s financial statements for the Fourth Quarter 2005 and for Fiscal 2005. The restatement of the Company’s financial statements for the First Quarter 2006 will be included in an Amended Quarterly Report on Form 10-Q/A for the First Quarter 2006, which the Company plans to file with the SEC as soon as practicable.

As described in the Company’s August 8, 2006 announcement, the restatement set forth in this Form 10-K/A is required to correct for certain irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. The restatement also corrects for certain immaterial errors.

This Form 10-K/A also includes revisions and additional disclosures in response to comments from the SEC staff included in an SEC comment letter to the Company dated July 6, 2006. Although the SEC’s comments did not require the Company to amend its previous filings, the revisions and additional disclosures included in this Form 10-K/A reflect the Company’s commitment to address the SEC staff’s comments in future filings. In addition, this Form 10-K/A revises segment operating income to reflect the allocation of certain corporate shared services expenses. Effective January 1, 2006, the Company allocates such corporate shared services expenses to its business segments; accordingly, the periods presented in this Form 10-K/A have been revised to conform to the Company’s current presentation. This revision had no effect on the Company’s consolidated balance sheets, statements of operations or statements of cash flows for any period presented.

Except as required to reflect the items described above, no other modifications or updates have been made to the Original Form 10-K. Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-K. This Form 10-K/A does not describe events occurring after the Original Form 10-K (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

Specifically this Form 10-K/A amends and restates Part I, Item 1. Business and Item 3. Legal Proceedings, Part II, Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data and Item 9A. Controls and Procedures and Part IV, Item 15. Exhibits and Financial Statements Schedules of the Original Form 10-K, in each case, solely to reflect the items described above, and no other information in the Original Form 10-K is amended hereby. This Form 10-K/A also includes a revised Schedule II, Valuation and Qualifying Accounts and Reserves, revised Exhibit 12.1, Computation of Ratio of Earnings to Fixed Charges, a currently dated Exhibit 23.1, Consent of Independent Registered Public Accounting Firm and revised reports of the Company’s independent registered public accounting firm. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-K/A includes, as Exhibits 31.1, 31.2 and 32.1, currently dated certifications of the President and Chief Executive Officer and the Executive Vice President—Chief Financial Officer, pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

THE WARNACO GROUP, INC.
2005 ANNUAL REPORT ON FORM 10-K/A

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

The Company's products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy's and other units of Federated Department Stores, J.C. Penney, Kohl's, Sears, Target, Costco and Wal-Mart Stores, Inc. As of December 31, 2005, the Company operated 121 Calvin Klein retail stores worldwide (consisting of 59 stores directly operated by the Company, including one on-line store, and 62 stores operated under retail licenses or distributor agreements). The Company’s Swimwear Group also operates two Speedo outlet stores, which opened in July 2005, and one on-line store. For the fiscal year ended December 31, 2005 (‘‘Fiscal 2005’’), approximately 71.5% of the Company's net revenues were generated from domestic sales and approximately 28.5% were generated from international sales.

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

The following table sets forth the Company's trademarks and licenses as of February 17, 2006:

Owned Trademarks

Warner's	Catalina(a)
Olga	Cole of California®
Body Nancy Ganz®/Bodyslimmers®	Ocean Pacific and related brands(b)
Lejaby/ Lejaby Rose®	Calvin Klein and formatives (including Choice
Rasurel®	Calvin Klein) (beneficially owned for men's,
women's and children's underwear,
loungewear and sleepwear. See ‘‘Trademarks
and Licensing Agreements’’)

Trademarks Licensed in Perpetuity

Trademark	Territory
Speedo(c)	United States, Canada, Mexico, Caribbean Islands
Axcelerate™	United States, Canada, Mexico, Caribbean Islands
Axcelerate Engineered by Speedo™	United States, Canada, Mexico, Caribbean Islands
Fastskin® (secondary Speedo® mark)	United States, Canada, Mexico, Caribbean Islands
Anne Cole (for women's swimwear)(d)	Worldwide

Trademarks Licensed for a Term

Trademark	Territory	Expires (n)
Calvin Klein (for men's/women's/juniors' jeans and certain jeans-related products)(e)	North, South and Central America	12/31/2044
CK/Calvin Klein Jeans (for retail stores selling men’s, women’s and juniors’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks)(e)	Canada, Mexico and Central and South America	12/31/2044
CK/Calvin Klein (for bridge apparel, bridge accessories and retail stores selling bridge apparel and accessories)(f)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East and Africa	12/31/2046
Calvin Klein and CK/Calvin Klein (for men’s/women’s/children’s jeans, khakis and other related apparel as well as retail stores selling such items and ancillary products)(f)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, Lichtenstein, Greece, Cyprus, Turkey and Malta; parts of Eastern Europe, Russia, the Middle East and Africa; Japan, China, South Korea and ‘‘Rest of Asia’’ (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia)	12/31/2046
Calvin Klein (for jeans accessories)(f)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa and Asia	12/31/2046
Chaps (for men's sportswear, jeanswear, activewear, sport shirts and men’s swimwear)(g)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018
Nautica (for women's swimwear, beachwear and accessories)(h)	United States, United States Virgin Islands, Canada, Mexico and Caribbean Islands	6/30/2009

Trademark	Territory	Expires (n)
Nautica (for women's swimwear and coordinating cover-ups)(h)	Australia, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Italy, Latvia, Lithuania, Luxembourg, Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Slovakia, Spain, Sweden, Switzerland, Turkey, Ukraine and United Kingdom	6/30/2009
Lifeguard®(for wearing apparel excluding underwear and loungewear)(i)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030
Calvin Klein, CK Calvin Klein and Choice Calvin Klein (for women's and juniors' swimwear)(j)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK Calvin Klein and Choice Calvin Klein	12/31/2014
Calvin Klein (for men's swimwear)(k)	Europe (countries constituting European Union at May 1, 2004), Switzerland, Norway, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia	12/31/2014
J. Lo by Jennifer Lopez®(for women's intimate apparel)(l)	Worldwide	12/31/2013
Michael Kors®and MICHAEL Michael Kors®(for women's swimwear)(m)	Worldwide (excluding Japan)	6/30/2014

(a)	The Company sells swimwear to Wal-Mart Stores, Inc. under the Catalina trademark.

(b)	In August 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. Ocean Pacific operates directly and through a network of third-party licensees worldwide and offers a broad array of apparel and accessories catering to men, women, young men, juniors and kids under various trademarks, the most recognizable being its Op® and Ocean Pacific labels.

(c)	Licensed in perpetuity from Speedo International, Ltd. (‘‘SIL’’).

(d)	Licensed in perpetuity from Anne Cole and Anne Cole Design Studio.

(e)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(f)	In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘—Acquisitions—CKJEA Acquisition.’’ In connection with the acquisition, the Company acquired various exclusive license agreements. In addition, the Company entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See ‘‘—Trademarks and Licensing Agreements.’’

(g)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo.

(h)	Expiration date reflects a renewal option which permits the Company to extend for an additional two years (subject to compliance with certain terms and conditions).

(i)	Expiration date reflects four renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(j)	Expiration date reflects a renewal option which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions). In January 2006, the Company announced its plans to discontinue the Choice Calvin Klein line.

(k)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(l)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).

(m)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).

(n)	Assumes exercise of renewal option(s), as applicable.

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

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Annual Report on Form 10-K/A to the ‘‘Predecessor’’ refer to the Company prior to February 4, 2003 (the date the Company emerged from bankruptcy). References to the ‘‘Successor’’ refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting. References in this Form 10-K/A to ‘‘Fiscal 2005’’ refer to operations for the twelve months ended December 31, 2005. References in this Form 10-K/A to ‘‘Fiscal 2004’’ refer to operations for the twelve months ended January 1, 2005. References in this Form 10-K/A to ‘‘Fiscal 2003’’ refer to the operations for the twelve months ended January 3, 2004, comprising operations of the Predecessor for the period January 5, 2003 to February 4, 2003 combined with the operations of the Successor for the period February 5, 2003 to January 3, 2004. The Company’s two fiscal years prior to Fiscal 2003 and Fiscal 2004 ended on January 4, 2003 (‘‘Fiscal 2002’’) and January 5, 2002 (‘‘Fiscal 2001’’).

Acquisitions

CKJEA Acquisition

On January 31, 2006, the Company acquired (the ‘‘CKJEA Acquisition’’) 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (collectively, the ‘‘Sellers’’) for total consideration of approximately €240 million (approximately $292 million), consisting of cash consideration of approximately €179 million (approximately $218 million) and assumption of indebtedness of approximately €61 million (approximately $74 million), net of cash acquired of approximately €13 million (total assumed debt aggregating approximately €74 million (approximately $90 million)). In addition, as of December 31, 2005, the Company had incurred professional fees and other related costs of approximately $5.5 million in connection with the acquisition. The purchase price is subject to certain post-closing adjustments, including adjustments related to the amount of working capital acquired. Approximately €37 million (approximately $45 million) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37 million (approximately $45 million) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The Company is in the process of determining the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition.

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity—Financing Arrangements.’’

In connection with the consummation of the CKJEA Acquisition, the Company will, subject to the satisfaction of certain ministerial conditions and for no additional consideration, acquire 100% of the shares of the company that operates the license for Calvin Klein men's and women's Collection apparel and accessories worldwide on or about January 2, 2008. The Calvin Klein Collection license terminates on December 2013, subject to certain conditions.

In addition, in connection with the consummation of the CKJEA Acquisition, on January 31, 2006, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See ‘‘Trademarks and Licensing Agreements.’’

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

Business Groups

The Company operates in three business groups: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The following table sets forth, for each of the last three fiscal years, net revenues and operating income for each of the Company's business groups and for the Company on a consolidated basis. The Company does not allocate restructuring items, depreciation and amortization of corporate assets, certain corporate expenses, reorganization items, other expense (income), interest expense (including the amortization of deferred financing costs) or income taxes to its business groups. The Company has revised operating income for each of its business groups for Fiscal 2005, Fiscal 2004 and Fiscal 2003 to reflect the allocation of certain corporate shared services expenses. Effective January 1, 2006, the Company allocates such expenses to the operating units in each of its business groups; accordingly, the periods presented below have been revised to conform to the Company’s current presentation. The revision of group operating results to reflect the allocation of shared services expense described above did not have any effect on the Company’s consolidated balance sheets, statements of operations or cash flows for any period presented. See Note 8 of Notes to Consolidated Financial Statements.

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Intimate Apparel Group	$595,702	39.7%	$588,256	41.3%	$572,813	41.7%
Sportswear Group	514,239	34.3%	455,601	32.0%	440,516	32.0%
Swimwear Group	391,146	26.0%	380,324	26.7%	361,092	26.3%
Net revenues	$1,501,087	100.0%	$1,424,181	100.0%	$1,374,421	100.0%

	Fiscal 2005	% of Net Revenues	Fiscal 2004	% of Net Revenues	Fiscal 2003	% of Net Revenues
Operating income:
Intimate Apparel Group operating income	$54,155	3.6%	$43,701	3.1%	$46,049	3.3%
Sportswear Group operating income	50,142	3.3%	37,725	2.6%	18,874	1.4%
Swimwear Group operating income	28,658	1.9%	43,233	3.0%	41,455	3.0%
Unallocated corporate expenses	(35,600)	−2.3%	(23,394)	−1.6%	(28,458)	−2.0%
Restructuring (expense) income	503	0.0%	(5,130)	−0.3%	(19,101)	−1.4%
Reorganization items	—	0.0%	—	0.0%	(29,805)	−2.2%
Operating income	$97,858	6.5%	$96,135	6.8%	$29,014	2.1%

The following table sets forth, as of December 31, 2005 and January 1, 2005, total assets for each of the Company's business groups, unallocated corporate/other and for the Company on a consolidated basis:

	December 31, 2005	% of Total	January 1, 2005	% of Total
Total assets:
Intimate Apparel Group	$280,791	23.0%	$303,484	26.3%
Sportswear Group	230,065	18.9%	254,728	22.1%
Swimwear Group	362,550	29.7%	356,288	30.9%
Corporate/Other	346,645	28.4%	239,404	20.7%
Total assets	$1,220,051	100.0%	$1,153,904	100.0%

Intimate Apparel Group

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 39.7% of the Company's net revenues in Fiscal 2005.

The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company's design team strives to design products of a price, quality, fashion and style that meet its customers' demands.

The following table sets forth the Intimate Apparel Group's brand names and the apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Calvin Klein	Better to premium	Women's intimate apparel and sleepwear and men's underwear and loungewear
Choice Calvin Klein(a)	Better to premium	Juniors' intimate apparel
Warner's	Upper moderate to better	Women's intimate apparel
Olga	Upper moderate to better	Women's intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women's intimate apparel
Lejaby/Rasurel/Lejaby Rose	Better to premium	Women's intimate apparel and swimwear
J. Lo by Jennifer Lopez	Better to premium	Women's intimate apparel
Axcelerate/Axcelerate Engineered by Speedo(b)	Better to premium	Women's intimate apparel and men's underwear

(a)	In January 2006, the Company announced its plans to discontinue the Choice Calvin Klein line.

(b)	Axcelerate/Axcelerate Engineered by Speedo began shipping in the second quarter of Fiscal 2005.

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

Sportswear Group

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and juniors' sportswear. Net revenues of the Sportswear Group accounted for 34.3% of the Company's net revenues in Fiscal 2005. The following table sets forth the Sportswear Group's brand names and their apparel price ranges and types:

Brand Name(a)	Price Range	Type of Apparel
Calvin Klein(b)	Better to premium	Men's, women's, juniors' and children's(c) designer jeanswear (bottoms and tops)
Chaps	Moderate	Men's sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear

(a)	In December 2003, the Company sold its White Stag® trademark to Wal-Mart Stores, Inc. Pursuant to the sale agreement, the Company provides certain sourcing and design services related to the White Stag women's sportswear line. The design services agreement extends through January 2007.

(b)	Choice Calvin Klein (a formative brand of Calvin Klein) will be discontinued in 2006.

(c)	The Sportswear Group sub-licenses the rights to produce children’s designer jeanswear to a third party.

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

The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and coincide with the appropriate selling season. The Sportswear Group recorded 48.7%, 41.3%, and 47.9% of its net revenues in the first halves of Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

During Fiscal 2005, the Sportswear Group had operations in the United States, Canada and Mexico. The Sportswear Group's products are entirely sourced from third party suppliers worldwide. As discussed previously, the Company acquired certain licensed Calvin Klein businesses in Europe and Asia in January 2006. See ‘‘Acquisitions—CKJEA Acquisition.’’

The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$439,255	85.4%	$388,907	85.4%	$388,529	88.2%
International	75,014	14.6%	66,694	14.6%	51,987	11.8%
	$514,239	100.0%	$455,601	100.0%	$440,516	100.0%

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

The following table sets forth the Swimwear Group's significant brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Speedo	Better	Men's and women's competitive
swimwear, competitive and non-
competitive swim accessories,
men's swimwear and coordinating T-shirts, women's fitness swimwear, fashion swimwear and activewear and children's swimwear
Anne Cole	Better to premium	Women's swimwear
Cole of California	Upper moderate to better	Women's swimwear
Catalina	Mass market	Women's and juniors' swimwear
Lifeguard	Upper moderate to better	Men's and women's swimwear and related products
Nautica	Upper moderate to better	Women's swimwear, beachwear and accessories
Calvin Klein	Better to premium	Men's and women's swimwear
Choice Calvin Klein(a)	Better to premium	Juniors' swimwear
Ocean Pacific(b)	Better to premium	Men's, women's, young men's, juniors' and kid's swimwear, sportswear and related products
Michael Kors(c)	Better to premium	Women's swimwear
Axcelerate Engineered by Speedo(d)	Better	Men's and women's swimwear, Better activewear and accessories
Private Label	Moderate	Women's and juniors' swimwear

(a)	In January 2006, the Company announced its plans to discontinue the Choice Calvin Klein line.

(b)	In Fiscal 2004, OP products were sold by third-party licensees. During Fiscal 2005, the Company exited certain key third-party licenses and added certain OP product categories to its wholesale business model.

(c)	Company shipments of Michael Kors commenced in the fourth quarter of Fiscal 2005.

(d)	Shipments of Axcelerate activewear, swimwear and accessories commenced in the first quarter of Fiscal 2005.

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

The following table sets forth the Swimwear Group's principal distribution channels and customers:

Channels of Distribution(a)	Customers	Brands(a)
United States
Department Stores	Federated Department Stores and Saks Inc.	Speedo swimwear and accessories, Anne Cole, Cole of California, Nautica, Choice Calvin Klein swimwear, Axcelerate, Michael Kors and OP
Independent Retailers	Nordstrom, Dillard's, Neiman Marcus and Belk	Anne Cole, Speedo swimwear, Nautica swimwear and Choice Calvin Klein swimwear
Chain Stores	J. C. Penney, Kohl's and Sears	Speedo swimwear and accessories Designer, Private Label and Axcelerate
Membership Clubs	Costco and Sam's Club	Speedo swimwear, active apparel and accessories
Mass Merchandisers	Wal-Mart and Target	Catalina (wholesale basis), private label and Speedo accessories
Other	Military, Victoria's Secret Catalog and The Sports Authority	Speedo swimwear and accessories, Lifeguard, Anne Cole, Nautica and private label
Canada	Hudson Bay Company, Sears and membership clubs	Speedo swimwear and accessories, Nautica and Anne Cole
Mexico	Liverpool, Palacio De Hierro, Marti, Suburbia, Wal-Mart and membership Clubs	Speedo swimwear and accessories, Nautica, Anne Cole and Catalina
Europe	EL Corte Ingles, House of Fraiser, La Rinascente and Company-owned Stores/stores operated under distributor agreements	Calvin Klein swimwear

(a)	In Fiscal 2004, the Company's OP business was operated through a network of third party licensees which distributed a broad range of apparel and accessories through multiple channels of distribution including department stores, swim specialty stores and chain stores. During Fiscal 2005, the Company exited certain key third-party licenses and added certain OP product categories to its wholesale business model.

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

Substantially all of the Company's products sold in the United States are imported and are subject to federal customs laws. See ‘‘Government Regulations.’’ The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product. Quotas are monitored closely and contingencies activated when necessary.

Pursuant to its strategy of shifting from a manufacturing to a sourcing based production model, the Company hired a President—Global Sourcing in April 2005. In addition, during the first half of Fiscal 2005, the Company acquired a portion of a business located in Asia that had provided sourcing and buying services to the Company. The consideration for the acquisition is based on the cost of inventory sourced by the acquired entity from the date of acquisition through February 25, 2006. The Company expects the total purchase price for the acquisition to be approximately $2.0 million.

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

In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘Acquisitions—CKJEA Acquisition.’’ In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, ‘‘bridge’’ apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting European Union at May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa. These licenses extend through December 31, 2046.

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

Certain of the Company’s license agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

International Operations

In addition to its operations in the United States, as of December 31, 2005, the Company had operations in Canada, Brazil (pursuant to a joint venture), Mexico, Europe (Austria, Belgium, Denmark, France, Germany, Italy, the Netherlands, Portugal, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China, Taiwan, Korea, Japan and Macau), which engage in sales, manufacturing and/or marketing activities. International operations generated $427.5 million, or 28.5% of net revenues, in Fiscal 2005 compared with $390.6 million, or 27.4% of net revenues, in

Fiscal 2004 and $345.3 million, or 25.1% of net revenues, in Fiscal 2003. International operations generated operating income of $72.0 million, $60.2 million and $50.0 million (representing 40.3%, 36.0% and 35.6%, respectively, of the operating income generated by the Company’s business groups) in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Pursuant to the CKJEA Acquisition, in January 2006, the Company acquired additional operations in Europe and Asia.

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

The movement of foreign currency exchange rates affects the Company’s results of operations. For further discussion of certain of the risks involved in the Company’s foreign operations, including foreign currency exposure, see ‘‘Risk Factors.’’

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

The Company's operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization. The Company believes that these trade agreements generally benefit the Company's business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country; however, the elimination of quotas with respect to certain countries could adversely affect the Company as a result of increased competition from such countries. See ‘‘Risk Factors.’’ In addition, trade agreements can also impose requirements that negatively affect the Company's business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country. On January 1, 2005, in accordance with its commitments under the World Trade Organization (‘‘WTO’’), the United States discontinued imposing quotas on the import of apparel from WTO members. In response to import surges in key categories and to develop a stable and predictable trading environment, the United States and China entered into a three year memorandum of understanding (‘‘MOU’’) in November 2005. The MOU essentially imposes quotas on key apparel categories manufactured in China and exported on or after January 2006 through December 2008. The Company monitors trade-related matters pending with the United States government for potential positive or negative effects on its operations.

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

Mr. Silverstein currently serves as the Company's Executive Vice President—International Strategy and Business Development. From March 3, 2005 to January 26, 2006, Mr. Silverstein served as the Company’s Executive Vice President—Corporate Development. From March 2003 to March 2, 2005, Mr. Silverstein served as the Company's Senior Vice President—Corporate Development. Mr. Silverstein served as the Company's Vice President and General Counsel from December 1990 until February 2003. Mr. Silverstein served as the Company's Secretary from January 1987 until May 2003 and as its Assistant Secretary from June 1986 to January 1987. Mr. Silverstein has also served as the Company’s Chief Administrative Officer from December 2001 to January 26, 2006.

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

In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on February 4, 2003 (the ‘‘Effective Date’’) and the Company entered into a $275 million Senior Secured Revolving Credit Facility (as amended on November 12, 2003, August 1, 2004 and September 15, 2005, the ‘‘Revolving Credit Facility’’). The Revolving Credit Facility entered into on the Effective Date provided for a four-year, non-amortizing revolving credit facility. In accordance with the Reorganization Plan, on the Effective Date, the Company issued $200.9 million of New Warnaco Second Lien Notes due 2008 (the ‘‘Second Lien Notes’’) to certain pre-petition creditors and others in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (‘‘Securities Act’’), pursuant to Section 1145(a) of the Bankruptcy Code. On June 12, 2003, the Company repaid the Second Lien Notes and the accrued interest thereon, in full, with the proceeds of the offering of Warnaco Inc.'s 8 7/8% Senior Notes due 2013 (the ‘‘Senior Notes’’). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements and Note 15 of Notes to Consolidated Financial Statements for a discussion of the Company's outstanding debt arrangements.

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

Item 1A.    Risk Factors

In this Item 1A, the terms ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to The Warnaco Group, Inc. and its consolidated subsidiaries.

Our business, operations and financial condition are subject to various risks and uncertainties. The most significant of these risks include those described below; however, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and, among other things, the trading price of our Common Stock could decline. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K/A and in the other documents that we file from time to time with the SEC.

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

As of December 31, 2005, approximately 57.4% of our revenues were derived from sales of products which we design, manufacture, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.

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

The Calvin Klein brand name is significant to our business, in particular as a result of the CKJEA Acquisition (See ‘‘Business—Acquisitions—CKJEA Acquisition’’). Sales of a substantial portion of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name, including the businesses acquired in the CKJEA Acquisition, would be significantly harmed.

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

Substantially all of our operations are subject to quotas imposed by bilateral textile agreements between the countries from which we procure raw materials, such as yarn, and the countries where our manufacturing facilities or the facilities of the companies which source our products are located. Such agreements and regulations include the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization (‘‘WTO’’). These quotas may limit the amount of products that may be imported from a particular country, which could impair our ability to produce or procure our products on a cost-effective basis.

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

Our foreign operations subject us to risks customarily associated with foreign operations. As of December 31, 2005, we sold our products throughout the world and had warehousing and distribution facilities in seven countries. In addition, in January 2006, we acquired additional operations in Europe and Asia pursuant to the CKJEA Acquisition. See ‘‘Business—Acquisitions—CKJEA Acquisition.’’ We also source many of our products from third-party vendors based in foreign countries. For Fiscal 2005, we had net revenues outside of the U.S. of $427.5 million, representing 28.4% of our total net revenues, with the majority of these sales in Canada and Europe, and we expect that as a result of the CKJEA Acquisition, the percentage of our total revenues derived from foreign operations will increase to over 35%. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

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

We have foreign currency exposure related to foreign denominated revenues and costs which must be translated into U.S. dollars. Fluctuations in foreign currency exchange rates may adversely affect our reported earnings and the comparability of period-to-period results of operations. In addition, certain of our foreign operations purchase products from suppliers denominated in U.S. dollars, which exposes such operations to increases in cost of goods sold (thereby lowering profit margins) as a result of foreign currency fluctuations. Our exposures are primarily concentrated in the Canadian dollar, euro, British pound sterling and Mexican peso. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market and the cost of certain items required in our operations. We are currently party to foreign currency exchange contracts, which were designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of our pre-CKJEA Acquisition European subsidiaries. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk. Management of our foreign currency exposure may not sufficiently protect us from fluctuations in foreign currency exchange rates, which could have an adverse effect on our business, results of operations and financial condition.

We are subject to certain risks as a result of our indebtedness.

As of December 31, 2005, we had total debt of approximately $210.0 million. In connection with the CKJEA Acquisition (See ‘‘Business—Acquisitions—CKJEA Acquisition’’), we borrowed $180.0 million under a term loan under the Amended and Restated Credit Agreement and assumed approximately $45 million of indebtedness of the acquired companies. As of February 17, 2006, we had total debt of approximately $435 million. Our ability to service our indebtedness using cash flows from operations is dependent on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain other factors beyond our control, including the factors described in this Item 1A. In the event that we are unable to satisfy our debt obligations as they come due, we may be forced to refinance our indebtedness, and there can be no assurance that we will be able to refinance our indebtedness on terms favorable to us, or at all. Our debt service obligations may also limit cash flow available for our operations and adversely affect our ability to obtain additional financing, if necessary. In addition, certain of the indebtedness under our Amended and Restated Credit Agreement, our Foreign Credit Facility and the indebtedness we assumed in the CKJEA Acquisition is subject to floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.

The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The indenture governing our Senior Notes and the Amended and Restated Credit Agreement each contain a number of significant restrictions and other covenants, including financial covenants, with which we must comply. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements.’’ In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.

Our business depends on our senior management team and other key personnel.

Our success is, to a significant extent, dependent on our ability to attract, retain and motivate senior management and other key employees, including managerial, operational, design and sales personnel. Demand and competition for qualified personnel in our industry is intense, and we compete for personnel with companies which may have greater financial resources than we do. The unexpected loss of our current senior management or other key employees, or our inability to attract and retain such persons in the future, could harm our ability to operate our business, including our ability to effectively service our customers , generate new business or formulate and execute on our strategic initiatives.

We may experience difficulties in connection with SAP’s Apparel and Footwear Solution, which could increase our costs and impair the operation of our business.

We are in the process of implementing SAP’s Apparel and Footwear Solution (an enterprise-wide software platform encompassing finance, sales and distribution and materials management). We have implemented SAP at our Swimwear Group and certain of our corporate shared services departments, and plan to implement SAP Company-wide over the next three years.

As previously disclosed, we experienced difficulties under our SAP system which negatively affected our January 2006 shipments. Although we believe that these difficulties had been addressed as of February 2006, the continuing implementation and maintenance of the SAP system could in the future result in unanticipated costs or expenditures, which could adversely affect our results of operations. Moreover, failure to smoothly and successfully implement SAP in our business operations, or difficulties that we may experience in operating our business under SAP’s systems, could disrupt our operations, including our ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain, and otherwise adequately service our customers, which could have an adverse effect on our business.

Businesses that we may acquire, including the businesses acquired in the CKJEA Acquisition, may fail to perform to expectations. In addition, we may be unable to successfully integrate acquired businesses with our existing business.

From time to time, we evaluate potential acquisition opportunities to support and strengthen our business. On January 31, 2006, we acquired the licenses and related wholesale and retail business of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. In August 2004, we acquired Ocean Pacific Apparel Corp. See ‘‘Business—Acquisitions’’.

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

Item 3.    Legal Proceedings.

SEC Inquiry:    On August 8, 2006, the Company announced that it would restate its previously reported financial statements for Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company's 2006 second quarter closing review and certain other errors. The irregularities primarily relate to the accounting for certain returns and customer allowances at the Company's Chaps menswear division. These matters were reported to the Company's Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company's new systems infrastructure at its Swimwear Group during the Three Months Ended April 1, 2006, and certain immaterial errors, the Audit Committee accepted management's recommendation that the Company restate its financial statements.

In connection with the restatements, the Company contacted the Securities and Exchange Commission (‘‘SEC’’) staff to inform them of the restatements and the Company's related investigation. The SEC staff has initiated an informal inquiry with respect to such matters. The Company is cooperating fully with the SEC in its informal inquiry.

Other:    In addition, from time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any arbitration and/or legal proceeding that it expects to have a material effect on its financial condition, results of operations or business.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock began trading on the NASDAQ National Stock Market under the ticker symbol ‘‘WRNC’’ on February 5, 2003, following the Company’s emergence from bankruptcy. The table below sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Composite Tape from January 4, 2004 through February 17, 2006:

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

Financial information for Fiscal 2005 has been restated to reflect the correction of irregularities and immaterial errors. See Note 23 of Notes to Consolidated Financial Statements.

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

The Company emerged from bankruptcy on February 4, 2003 and, pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (‘‘SOP 90-7’’), the Company adopted fresh start accounting. Fresh start accounting principles provide, among other things, that the Company determines the reorganization value of its company and allocates such reorganization value to the fair value of its assets in accordance with the provisions of SFAS No. 141, Business Combinations (‘‘SFAS 141’’). The Company engaged an independent third party appraisal firm to assist it in determining its reorganization value. The reorganization value of the Company as approved by the bankruptcy court was $750.0 million. Using the work of valuation specialists, the Company allocated the reorganization value to the fair value of its tangible assets, finite lived intangible assets and indefinite lived intangible assets in accordance with the provisions of SFAS 141. The Company's audited consolidated balance sheet as of February 4, 2003, reflecting the implementation of the Reorganization Plan and the Company's emergence from bankruptcy, is included in the notes to the Company's financial statements included elsewhere in this Annual Report on Form 10-K/A. See Note 3 of Notes to Consolidated Financial Statements. The Company's consolidated balance sheet as of February 4, 2003 and consolidated balance sheets presented for periods thereafter will not be comparable in certain material respects to historical balance sheets presented elsewhere in this Annual Report on Form 10-K/A. The Company's consolidated statements of operations for periods beginning after February 4, 2003 will not be comparable in certain material respects to the historical consolidated financial statements for prior periods included elsewhere in this Annual Report on Form 10-K/A.

References to ‘‘Predecessor’’ refer to the Company prior to February 4, 2003. References to ‘‘Successor’’ refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting.

The information set forth in the following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A.

	Successor			Predecessor
	Fiscal 2005 (As Restated)(a)	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002 (b)	Fiscal 2001 (b)
	(Dollars in millions, except per share data)
Statement of operations data:
Net revenues	$1,501.1	$1,424.2	$1,264.3	$110.1	$1,408.2	$1,582.9
Gross profit	505.8	473.0	392.1	42.8	405.4	268.3
Selling, general and administrative expenses (c)	406.9	378.5	319.9	32.2	370.0	545.2
Amortization of sales order backlog	—	—	11.8	—	—	—
Impairment charge	—	—	—	—	—	65.0
Restructuring expense (income)	(0.5)	5.1	19.1	—	—	—
Reorganization expense	—	—	—	29.8	114.5	171.9
Operating income (loss)	97.9	96.1	48.1	(19.1)	(84.4)	(513.8)
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692.7)	—	—
Fresh start adjustments	—	—	—	(765.7)	—	—
Other (income) loss	1.0	(2.2)	(2.8)	0.4	(0.1)	6.6
Interest expense, net	18.1	19.8	20.6	1.8	20.0	122.2
Income (loss) from continuing operations before cumulative effect of change in accounting principle	49.7	46.9	18.2	2,359.0	(154.0)	(793.5)
Loss from discontinued operations, net of taxes	(0.2)	(4.4)	(18.4)	(0.5)	(9.3)	(67.7)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(801.6)	—
Net income (loss)	49.5	42.5	(0.2)	2,358.5	(964.9)	(861.2)
Net income (loss) applicable to Common Stock	49.5	42.5	(0.2)	2,358.5	(964.9)	(861.2)
Dividends on Common Stock	—	—	—	—	—	—
Per share data:
Income (loss) from continuing operations before cumulative effect of change in accounting principle
Basic	$1.08	$1.03	$0.40	$44.52	$(2.91)	$(15.00)
Diluted	1.06	1.02	0.40	44.52	(2.91)	(15.00)
Loss from discontinued operations, net of taxes
Basic	—	(0.10)	(0.41)	(0.01)	(0.17)	(1.28)
Diluted	—	(0.09)	(0.40)	(0.01)	(0.17)	(1.28)
Cumulative effect of change in accounting principle, net of taxes
Basic	—	—	—	—	(15.13)	—
Diluted	—	—	—	—	(15.13)	—
Net income (loss)
Basic	1.08	0.93	(0.01)	44.51	(18.21)	(16.28)
Diluted	1.06	0.93	—	44.51	(18.21)	(16.28)
Dividends declared	—	—	—	—	—	—
Shares used in computing earnings per share (d)
Basic	45,872,308	45,418,069	45,060,724	52,989,965	52,989,965	52,911,005
Diluted	46,804,053	46,178,535	45,462,560	52,989,965	52,989,965	52,911,005

	Successor			Predecessor
	Fiscal 2005 (As Restated) (a)	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002 (b)	Fiscal 2001 (b)
	(Dollars in millions, except per share data)
Other data:
Cash flows from operating activities	138.1	50.3	83.6	(24.9)	226.2	(422.8)
Cash flows from investing activities	(36.7)	(45.2)	(18.5)	(0.7)	16.2	(21.4)
Cash flows from financing activities	(0.1)	0.6	(44.9)	(67.6)	(176.8)	474.6
Depreciation and amortization	33.7	32.5	43.5	4.3	53.2	89.3
Capital expenditures	39.1	31.9	30.1	0.6	20.0	22.8
Ratio of earnings to fixed charges (e)	3.1	3.3	1.8	787.2	n/a	n/a
Deficit of earnings to fixed charges (e)	n/a	n/a	n/a	n/a	104.3	642.5

	Successor				Predecessor
	December 31, 2005 (As Restated) (f)	January 1, 2005	January 3, 2004	February 4, 2003	January 4, 2003		January 5, 2002
	(Dollars in millions, except per share data)
Balance sheet data:
Working capital	494.8	434.2	394.3	327.7	461.2	(g)	446.3	(g)
Total assets	1,220.1	1,153.9	1,091.0	1,126.6	947.9		1,985.5
Liabilities subject to compromise	—	—	—		2,486.1		2,435.0
Debtor-in-possession financing	—	—	—	—	—		155.9
Senior Secured Credit Facility	—	—	—	39.2	—		—
Second Lien Notes due 2008	—	—	—	200.9	—		—
8 7/8% Senior Notes due 2013	210.0	210.0	210.0	—	—		—
Long-term debt (excluding current maturities)	210.0	210.8	211.1	202.2	1.3		2.2
Stockholders' equity (deficit)	629.5	576.9	520.6	503.5	(1,856.1)		(851.3)

(a)	Restated to reflect the correction of irregularities in the accounting for certain return authorizations and customer allowances in the Company’s Chaps division. Also reflects the correction of immaterial errors. The restatement and immaterial error corrections resulted in a reduction of net revenues of $3.2 million, a decrease in gross profit of $3.7 million, an increase in selling, general and administrative expenses of $0.3 million, a decrease in operating income and income before income taxes of $4.0 million and a decrease in income from continuing operations of $2.6 million, net of income tax benefits of $1.5 million. See Note 23 of Notes to Consolidated Financial Statements.

(b)	Includes reorganization items related to the Chapter 11 Cases of $177.8 million and $116.7 million in Fiscal 2001 and Fiscal 2002, respectively, impairment charges of $101.8 million in Fiscal 2001, and a tax provision of $151.0 million in Fiscal 2001 primarily related to the increase in the valuation allowance related to future income tax benefits. Also includes the cumulative effect of a change in accounting of $801.6 million, net of income tax benefit of $53.5 million related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’) in Fiscal 2002.

(c)	Selling general & administrative (‘‘SG&A’’) expenses exclude pension expense (income) of $1.6 million, $(6.8) million, $(6.8) million, $0, $5.4 million, and $2.9 million for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, Fiscal 2002, and Fiscal 2001, respectively. Pension income of $0.6 million and $0.3 million related to the Company’s foreign defined benefit plans have been reclassified for Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively, from SG&A expense to pension expense (income). See Note 10 of Notes to Consolidated Financial Statements.

(d)	On February 4, 2003, pursuant to the terms of the Reorganization Plan, the outstanding Old Common Stock was cancelled, and the Company issued 44,999,973 shares of Common Stock. Due to the cancellation of the Predecessor's Old Common Stock and the issuance of approximately 45 million shares of Common Stock by the Successor in connection with the Company's emergence from bankruptcy on February 4, 2003, income (loss) per common share for periods beginning after February 4, 2003 will not be comparable to income (loss) per common share for periods before February 4, 2003.

(e)	For the purposes of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest and that portion of rental expense which the Company believes to be representative of an interest factor. The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.00 in those cases where earnings are less than the total fixed charges.

(f)	Restated to reflect the correction of irregularities in the accounting for certain return authorizations and customer allowances in the Company’s Chaps division. Also reflects the correction of immaterial errors. The restatement and immaterial error corrections resulted in a decrease in working capital of $3.8 million, a decrease in total assets of $2.2 million and a decrease in stockholders’ equity of $2.5 million. See Note 23 of Notes to Consolidated Financial Statements.

(g)	Does not include liabilities subject to compromise.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company's common stock, par value $0.01 per share (the ‘‘Common Stock’’). Except for the historical information contained herein, this Annual Report on Form 10-K/A, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See ‘‘Statement Regarding Forward-Looking Disclosure’’ and ‘‘Risk Factors.’’

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto which are included in this Annual Report on Form 10-K/A. References to ‘‘Core Brands’’ refer to the Intimate Apparel Group's Warner's, Olga and Body Nancy Ganz /Bodyslimmers brand names. References to ‘‘Fashion Brands’’ refer to the Intimate Apparel Group's Lejaby, JLO and Axcelerate brand names. References to ‘‘Designer’’ refer to the Swimwear Group's fashion brands including Cole of California, Catalina, Anne Cole, Lifeguard, Nautica, Calvin Klein and Michael Kors.

Restatement

During the course of completing its second quarter review process for the second quarter of fiscal 2006, the Company discovered certain irregularities primarily in the accounting for certain return authorizations and customer allowances at its Chaps menswear division. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the Fourth Quarter 2005 and Fiscal 2005. See Note 23 of Notes to Consolidated Financial Statements and Part II — Item 9A. Controls and Procedures. In addition, as a result of these irregularities and errors, and to correct for an error which resulted from the implementation of a new systems infrastructure at the Company’s Swimwear Group in the First Quarter 2006, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the First Quarter 2006 (which restatement will be included in an Amended Quarterly Report on Form 10-Q/A, which the Company plans to file with the SEC as soon as practicable).

As a result of the irregularities in the accounting for certain return authorizations and customer allowances, the Company’s net revenues were overstated by $3.3 million (a $2.1 million overstatement of income from continuing operations, net of income taxes of $1.2 million) in the Fourth Quarter 2005 and Fiscal 2005.

Additionally, during the normal course of finalizing its financial statements, the Company identified other errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for the current period or any prior period but are being corrected as part of the restatement. The correction of these immaterial errors resulted in a decrease in income from continuing operations from the amount originally reported of $0.4 million (net of income tax benefit of $0.3 million) for the Fourth Quarter 2005 and Fiscal 2005.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement described above.

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

During Fiscal 2005, the Company had net revenues of $1.5 billion and net income of $49.5 million. During Fiscal 2005, the Company capitalized on the launch (in Fiscal 2004) of Chaps into an expanded channel of distribution and improved the profitability of its Core Brands division. In addition, the Company experienced growth in net revenues and operating income in its Calvin Klein jeans business and launched two new brand extensions from Calvin Klein underwear. The Company also invested in the development of OP, Calvin Klein and Michael Kors swimwear brands. During Fiscal 2005, the Company added key executives in its global sourcing and human resources departments. In addition, on July 12, 2005, the Company announced the election of Donald L. Seeley to the Board of Directors. With the addition of Mr. Seeley, seven of the Company's eight directors are independent.

On January 31, 2006, the Company consummated the acquisition of 100% of the shares of the companies that operate the licenses and related wholesale and retail businesses of Calvin Klein jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. For a description of the CKJEA Acquisition, see ‘‘Business—Acquisitions—CKJEA Acquisition.’’ The Company funded the acquisition using a combination of cash on hand and borrowings under the Amended and Restated Credit Agreement. See ‘‘—Capital Resources and Liquidity—Financing Arrangements.’’

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the first quarter of 2006, the Company implemented SAP’s Apparel and Footwear Solution (an enterprise-wide computer software platform encompassing finance, sales and distribution and materials management) (‘‘SAP’’) in both its Swimwear Group and certain corporate shared services departments. The Company will continue the SAP implementation process in its remaining domestic operations and certain foreign operations during 2006 and expects that SAP will be fully implemented across its entire platform before 2009. See ‘‘Risk Factors — We may experience difficulties in connection with SAP’s Apparel and Footwear Solution, which could increase our costs and impair the operation of our business.’’ The Company believes that this enterprise software solution will enable management to better and more efficiently gather, analyze and assess information worldwide.

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

Financial and Operating Highlights

Net revenues increased $76.9 million, or 5.4%, to $1.50 billion for Fiscal 2005 compared to $1.42 billion for Fiscal 2004, reflecting increases across all operating groups. The majority of the increase was attributable to expanded distribution of the Sportswear Group’s Chaps brand and the continued strength of the Calvin Klein jeans brand. The increase in net revenues was also due to increases in the Intimate Apparel Group reflecting increases in the Company’s Calvin Klein underwear brand net revenues, partially offset by decreases in net revenues of the Core Brands and Fashion labels. In addition, net revenues increased in the Swimwear Group, reflecting increases in net revenues for OP (reflecting a full year in Fiscal 2005 compared to a partial year in Fiscal 2004), Designer and retail, partially offset by a decrease in Speedo. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $6.5 million increase in net revenues for Fiscal 2005 compared to Fiscal 2004.

Gross profit increased $32.9 million, or 6.9%, to $505.8 million for Fiscal 2005 compared to $473.0 million for Fiscal 2004, attributable to increases in the Sportswear and Intimate Apparel Groups, partially offset by a decrease in the Swimwear Group. Gross profit as a percentage of net revenues (‘‘gross margin’’) increased from 33.2% for Fiscal 2004 to 33.7% for Fiscal 2005, primarily reflecting the realization of initial benefits from the sourcing initiatives implemented during the year, partially offset by less favorable markdown and allowance experience. Gross profit also includes the effect of design and merchandising expenses related to the introduction of new products, primarily OP, Calvin Klein swimwear, Michael Kors and Axcelerate. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.2 million increase in gross profit for Fiscal 2005 compared to Fiscal 2004.

SG&A expenses increased $28.4 million, or 7.5%, to $406.9 million (27.1% of net revenues) for Fiscal 2005 from $378.5 million (26.6% of net revenues) for Fiscal 2004. Selling expenses (including distribution expenses) increased $20.1 million, primarily as a result of the associated increase in net revenues, a full period of operations in the Company’s OP business (acquired in August 2004) and expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Marketing expenses decreased $0.6 million, due primarily to reduced marketing related to Calvin Klein accessories. Administrative expenses increased $9.0 million, reflecting the full period effect and vertical integration of the OP business ($3.0 million), additional amortization expense related to the Calvin Klein swimwear and OP licenses ($2.2 million), the provision for an uncollectible non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructuring items) in the Intimate Apparel Group, an increase in charges related to the Company’s SAP implementation (which commenced in the fourth quarter of Fiscal 2004) ($2.3 million), an increase in insurance costs of $2.3 million and other net increases ($1.3 million), partially offset by a reduction in professional fees of $3.3 million associated with Sarbanes-Oxley (‘‘SOX’’) compliance and an internal control review conducted in connection with the Company’s previously disclosed settlement with the SEC. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.6 million increase in SG&A expenses for Fiscal 2005 compared to Fiscal 2004.

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

Operating income was $97.9 million (6.5% of net revenues) for Fiscal 2005 compared to $96.1 million (6.8% of net revenues) for Fiscal 2004, primarily reflecting an increase in gross profit combined with a decrease in restructuring expenses, partially offset by an increase in pension and

SG&A expenses. Operating margin for Fiscal 2005 was flat compared to Fiscal 2004. In translating foreign currencies into the United States dollar, the weakness of the United States dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million increase in operating income for Fiscal 2005 compared to Fiscal 2004.

Net income increased to $49.5 million, or $1.06 per diluted share, for Fiscal 2005 compared to $42.5 million, or $0.93 per diluted share, for Fiscal 2004. The improvement in net income resulted primarily from the increase in gross profit, the increase in restructuring income, lower interest expense and lower tax expense.

Accounts receivable decreased $9.6 million from $219.8 million at January 1, 2005 to $210.2 million at December 31, 2005. The decrease primarily reflects initial shipments of Chaps into the mid-tier channel of distribution at the end of December 2004, which resulted in a high level of accounts receivable for the Chaps division at the end of Fiscal 2004.

Inventories decreased $9.7 million from $335.7 million at January 1, 2005 to $326.0 million at December 31, 2005. Intimate Apparel inventory decreased $22.3 million, due primarily to a decrease in the level of excess and obsolete inventory. Sportswear Group inventory decreased $11.5 million, due primarily to a high level of inventory for the Chaps division at the end of Fiscal 2004 as a result of the introduction of the Chaps brand into the mid-tier channel of distribution. Swimwear inventory increased $24.2 million, primarily related to the increase in the level of excess and/or obsolete inventory coupled with an increase in levels necessary to service anticipated sales in the first quarter of 2006. The Company had identified inventory having a carrying value of $58.6 million as potentially excess and /or obsolete at December 31, 2005, compared to $53.5 million at January 1, 2005. Adjustments to reduce the carrying value of excess and/or obsolete inventory to estimated net realizable value totaled $19.3 million at December 31, 2005 compared to $22.4 million at January 1, 2005. Adjustments to reduce the carrying value of excess and obsolete inventory to net realizable value reflect the mix of inventory and historical realization rates for the sales of goods by type and location.

Cash and cash equivalents increased by $98.6 million, or 150.3%, to $164.2 million at December 31, 2005 compared to $65.6 million at January 1, 2005. See ‘‘—Capital Resources and Liquidity—Liquidity’’ for a discussion of cash used for the CKJEA Acquisition in January 2006.

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

Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of December 31, 2005 and January 1, 2005, the Company recorded $51.4 million and $54.9 million, respectively, of accounts receivable reserves.

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

Goodwill and Other Intangible Assets

Goodwill represents (i) the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141 as of February 4, 2003 and (ii) for transactions subsequent to February 4, 2003, the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill was allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 31, 2005, the Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's/Olga/Body Nancy Ganz/Bodyslimmers, Calvin Klein underwear, Lejaby, Calvin Klein jeans, Chaps, Swimwear (excluding OP) and OP. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser. Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill in the period February 5, 2003 to January 3, 2004. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost net of accumulated amortization. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 13 of Notes to Consolidated Financial Statements.

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

Effective January 1, 2006, in conjunction with an evaluation of the Company’s overall group reporting and to reflect how management currently views the business, the Company began allocating certain corporate shared services expenses to the operating units in each of its business groups based upon specific usage or other allocation methods. Accordingly, the operating income for each operating unit and business group reported in this Annual Report on Form 10-K/A for Fiscal 2005, Fiscal 2004 and Fiscal 2003 has been revised to conform to the current period presentation. The revision of group operating results did not have any effect on the Company’s consolidated balance sheets, statements of operations or cash flows for any period presented. See Note 8 of Notes to Consolidated Financial Statements.

	Successor					Predecessor	Combined
	Fiscal 2005	% of Net Revenues	Fiscal 2004	% of Net Revenues	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Net revenues	$1,501,087	100.0%	$1,424,181	100.0%	$1,264,301	$110,120	$1,374,421	100.0%
Cost of goods sold	995,243	66.3%	951,198	66.8%	872,170	67,283	939,453	68.4%
Gross profit	505,844	33.7%	472,983	33.2%	392,131	42,837	434,968	31.6%
Selling, general and administrative expenses (a)	406,926	27.1%	378,502	26.6%	319,903	32,156	352,059	25.6%
Pension expense (income) (a)	1,563	0.1%	(6,784)	-0.5%	(6,811)	—	(6,811)	-0.5%
Amortization of sales order backlog	—	0.0%	—	—	11,800	—	11,800	0.8%
Restructuring expense (income)	(503)	0.0%	5,130	0.3%	19,101	—	19,101	1.4%
Reorganization expense	—	0.0%	—	—	—	29,805	29,805	2.2%
Operating income (loss)	97,858	6.5%	96,135	6.8%	48,138	(19,124)	29,014	2.1%
Gain on cancellation of pre-petition indebtedness	—		—		—	(1,692,696)	(1,692,696)
Fresh start adjustments	—		—		—	(765,726)	(765,726)
Other (income) loss	1,019		(2,197)		(2,817)	359	(2,458)
Interest expense, net	18,080		19,821		20,641	1,751	22,392
Income from continuing operations before provision for income taxes	78,759		78,511		30,314	2,437,188	2,467,502
Provision for income taxes	29,082		31,636		12,084	78,150	90,234
Income from continuing operations	49,677		46,875		18,230	2,359,038	2,377,268
Loss from discontinued operations, net of taxes	(185)		(4,358)		(18,393)	(501)	(18,894)
Net income (loss)	$49,492		$42,517		$(163)	$2,358,537	$2,358,374

(a)	Pension income of $634 and $323 related to the Company’s foreign defined benefit plans have been reclassified for Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively, from SG&A expenses to pension expense (income). See Note 10 of Notes to Consolidated Financial Statements.

Comparison of Fiscal 2005 to Fiscal 2004

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$595,702	$588,256	$7,446	1.3%
Sportswear Group	514,239	455,601	58,638	12.9%
Swimwear Group	391,146	380,324	10,822	2.8%
Net revenues	$1,501,087	$1,424,181	$76,906	5.4%

The Company's products are widely distributed through virtually all channels of distribution. The following table summarizes the Company's net revenues by channel of distribution for Fiscal 2005 and Fiscal 2004:

	Fiscal 2005	Fiscal 2004
United States – wholesale
Department stores and independent retailers	21%	23%
Specialty stores	10%	10%
Chain stores	9%	7%
Mass merchandisers	7%	8%
Membership clubs and other	24%	24%
Total United States – wholesale	71%	72%
International – wholesale	27%	26%
Retail / other	2%	2%
Net revenues – consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear (a)	$338,069	$323,130	$14,939	4.6%
Core Brands	144,070	148,176	(4,106)	−2.8%
Fashion Brands	113,563	116,950	(3,387)	−2.9%
Intimate Apparel Group	$595,702	$588,256	$7,446	1.3%

(a)	Includes net revenues from Company operated retail and on-line stores of approximately $29.4 million and $21.8 million for Fiscal 2005 and Fiscal 2004, respectively.

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

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans	$284,387	$265,754	$18,633	7.0%
Chaps	207,779	168,114	39,665	23.6%
Calvin Klein accessories (a)	16,430	13,857	2,573	18.6%
Mass sportswear licensing (b)	5,643	7,876	(2,233)	−28.4%
Sportswear Group	$514,239	$455,601	$58,638	12.9%

(a)	The Calvin Klein accessories license expired on December 31, 2005. On January 31, 2006, the Company acquired certain accessories licenses as part of the CKJEA Acquisition. See ‘‘Business—Acquisitions—CKJEA Acquisition’’ discussed above.

(b)	Mass sportswear licensing revenues include design services fees earned in connection with the White Stag women’s sportswear line.

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

Chaps net revenues increased $39.7 million reflecting an increase of $36.0 million in the United States combined with a $3.7 million increase in foreign countries. The increase in Chaps net revenues in the United States primarily reflects the Company’s expansion into the mid-tier channel of distribution (first shipped in December 2004), resulting in an increase of $49.4 million. This, along with an increase in net revenues to customers in the off-price channel of $4.7 million, was partially offset by declines in the department store and specialty channels of $14.2 million and all other channels of distribution of $3.9 million. The decrease in department store sales reflects Chaps’ planned exit from certain department store accounts in Fiscal 2005. Sales to all of the above channels included sales of Chaps denim products which were introduced in June 2004 and which generated incremental net revenues of $15.9 million for Fiscal 2005 compared to Fiscal 2004.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$246,989	$248,619	$(1,630)	−0.7%
Designer	127,837	123,890	3,947	3.2%
OP (a)	9,730	2,747	6,983	254.2%
Online retail store	6,590	5,068	1,522	30.0%
Swimwear Group	$391,146	$380,324	$10,822	2.8%

(a)	For Fiscal 2005, consists of wholesale and licensing revenue. For Fiscal 2004, consists of licensing revenue.

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

Gross Profit

Gross profit was as follows:

	Fiscal 2005	% of Segment Net Revenues	Fiscal 2004	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$228,564	38.4%	$210,455	35.8%
Sportswear Group	143,714	27.9%	126,571	27.8%
Swimwear Group	133,566	34.1%	135,957	35.7%
Total gross profit	$505,844	33.7%	$472,983	33.2%

Intimate Apparel Group gross profit increased $18.1 million, or 8.6%, and gross margin increased 260 basis points. The increase in gross profit and gross margin reflects strength in the Company’s Calvin Klein underwear business (increased gross profit and gross margin of $12.0 million and 170 basis points, respectively) and strength in the Core Brands (increased gross profit and gross margin of $9.0 million and 690 basis points, respectively), partially offset by a decrease in Fashion Brands

(decreased gross profit and gross margin of $2.9 million and 140 basis points, respectively). The increase in gross margin in the Core Brands primarily reflects an improved sales mix and a more favorable markdowns and allowances experience coupled with the execution of initiatives to improve sourcing and inventory management. The Company believes that the improved sales mix reflects a more favorable reception of the Intimate Apparel Group’s products at retail, primarily Warner’s. The decrease in Fashion Brands gross profit and gross margin primarily reflects the decrease in net revenues described previously coupled with certain inventory markdowns related to the underperforming JLO and Lejaby Rose brands in the United States. As discussed above, the Company plans to exit the Lejaby Rose business in the Spring of 2006. In addition, the Company anticipates a higher portion of its JLO business will be derived from its foreign operations in fiscal 2006 (which typically yield higher gross margins than the domestic JLO business).

Sportswear Group gross profit increased $17.1 million, or 13.5%, for Fiscal 2005 compared to Fiscal 2004. The increase in gross profit primarily reflects strength in Calvin Klein jeans ($7.7 million increase in gross profit) and Chaps ($10.6 million increase in gross profit).

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

Selling, General and Administrative Expenses

SG&A expenses increased $28.4 million, or 7.5%, to $406.9 million (27.1% of net revenues) for Fiscal 2005 from $378.5 million (26.6% of net revenues) for Fiscal 2004. Selling expenses (including distribution expenses) increased $20.1 million, primarily as a result of the associated increase in net revenues, a full period of operations in the Company’s OP business (acquired in August 2004) and expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Marketing expenses decreased $0.6 million, due primarily to reduced marketing related to Calvin Klein accessories. Administrative expenses increased $9.0 million, reflecting the full period effect and vertical integration of the OP business ($3.0 million), additional amortization expense related to the Calvin Klein swimwear and OP licenses ($2.2 million), the provision for an uncollectible non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructuring items) in the Intimate Apparel Group, an increase in charges related to the Company’s SAP implementation (which commenced in the fourth quarter of Fiscal 2004) ($2.3 million), an increase in insurance costs of $2.3 million and other net increases ($1.3 million), partially offset by a reduction in professional fees of $3.3 million associated with SOX compliance and an internal control review conducted in connection with the Company’s previously disclosed settlement with the SEC.

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

Operating Income

The following table presents operating income by group:

	Fiscal 2005	% of Net Revenues	Fiscal 2004	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group (a)	$54,155		$43,701
Sportswear Group (b)	50,142		37,725
Swimwear Group (c)	28,658		43,233
Unallocated corporate expenses	(35,600)	−2.3%	(23,394)	−1.6%
Restructuring items	503	0.0%	(5,130)	−0.4%
Operating income	$97,858	6.5%	$96,135	6.8%

(a)	Includes an allocation of corporate shared services expenses of $11.5 million and $11.7 million for Fiscal 2005 and Fiscal 2004, respectively.

(b)	Includes an allocation of corporate shared services expenses of $18.5 million and $16.0 million for Fiscal 2005 and Fiscal 2004, respectively.

(c)	Includes an allocation of corporate shared services expenses of $15.5 million and $14.9 million for Fiscal 2005 and Fiscal 2004, respectively.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$50,155	14.8%	$44,038	13.6%
Core Brands	8,238	5.7%	(1,631)	−1.1%
Fashion Brands	(4,238)	−3.7%	1,294	1.1%
Intimate Apparel Group	$54,155	9.1%	$43,701	7.4%

Intimate Apparel Group operating income increased $10.5 million, or 23.9%, over the prior year reflecting increases in Calvin Klein underwear and Core Brands, partially offset by decreases in Fashion Brands. The $6.1 million increase in Calvin Klein underwear operating income reflects a $12.0 million increase in gross profit (as described above), partially offset by a $5.9 million increase in SG&A expenses (primarily reflecting an increase in variable selling expenses commensurate with the increase in net revenues described previously). The $9.9 million and 680 basis point increase in Core Brands operating income and operating margin, respectively, primarily reflects the increase in gross profit and gross margin described previously. Management believes the improved performance of the Core Brands in the United States primarily reflects its ongoing efforts to reinvigorate these brands coupled with the favorable reception of the Warner’s brand at retail. The $5.5 million decrease in Fashion Brands operating income reflects the decrease in gross profit of $2.9 million described previously, combined with a $1.6 million increase in SG&A expenses and a $1.0 million increase in pension expense related to foreign defined benefit plans. The increase in SG&A expenses primarily reflects initial costs related to the expansion of the Lejaby brand into Asia (Taiwan) combined with costs to support the Axcelerate line (which began shipping in 2005).

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans	$30,387	10.7%	$20,576	7.7%
Chaps	15,290	7.4%	11,462	6.8%
Calvin Klein accessories	3,531	21.5%	2,564	18.5%
Mass sportswear licensing	934	16.6%	3,123	39.7%
Sportswear Group	$50,142	9.8%	$37,725	8.3%

Sportswear Group operating income increased $12.4 million, or 32.9%, over the prior year primarily due to increases in operating income in Calvin Klein and Chaps. The $9.8 million increase in Calvin Klein jeans operating income reflects the $7.7 million increase in gross profit described previously, combined with a $2.1 million reduction in SG&A expenses primarily related to the reduction in administration and distribution costs reflecting operating efficiency improvements. The $3.8 million increase in Chaps operating income is attributable to the $10.6 million increase in gross profit described above, partially offset by a $6.8 million increase in SG&A expenses. The increase in Chaps SG&A expenses primarily reflects an increase in marketing expenses to support the Company’s expanded distribution platform combined with an increase in variable selling expenses as a result of the increase in net revenues.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$30,247	12.2%	$29,382	11.8%
Designer	1,826	1.4%	12,369	10.0%
OP	(5,190)	−53.3%	(536)	−19.5%
Online retail store	1,775	26.9%	2,018	39.8%
Swimwear Group	$28,658	7.3%	$43,233	11.4%

Swimwear Group operating income decreased $14.6 million, or 33.7%. The $0.9 million increase in Speedo operating income reflects a $2.8 million decrease in gross profit, more than offset by a $3.7 million decrease in SG&A expenses primarily as a result of lower marketing expenditure (expenses in Fiscal 2004 were higher primarily due to the 2004 Olympic Games in Athens) coupled with a reduction in amounts incurred for employee termination costs.

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

Income Taxes

The effective tax rate in Fiscal 2005 was 36.9% compared to 40.3% in Fiscal 2004. The effective tax rate was higher in Fiscal 2004 due to an increase in the Company’s valuation allowance maintained against certain deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of the end of Fiscal 2005 and 2004, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets. The Company anticipates that it will be able to utilize net operating loss carryforwards related to Fiscal 2005, which should result in approximately $6 million of cash tax benefit.

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

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2004	Fiscal 2003	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans	$265,754	$282,718	$(16,964)	−6.0%
Chaps	168,114	129,634	38,480	29.7%
Calvin Klein accessories (a)	13,857	13,335	522	3.9%
Mass sportswear licensing (b)	7,876	14,829	(6,953)	−46.9%
Sportswear Group	$455,601	$440,516	$15,085	3.4%

(a)	The Calvin Klein accessories license expired on December 31, 2005.

(b)	Mass sportswear licensing revenues for Fiscal 2003 consist of royalty revenues related to the White Stag trademark. With respect to Fiscal 2004, mass sportswear licensing revenues include design services fees earned in connection with the White Stag women's sportswear line.

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

Reorganization Items

Reorganization items were $29.8 million for the period January 5, 2003 to February 4, 2003.

Operating Income

The following table presents operating income by group:

	Fiscal 2004	% of Net Revenues	Fiscal 2003	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group (a)	$43,701		$46,049
Sportswear Group (b)	37,725		18,874
Swimwear Group (c)	43,233		41,455
Unallocated corporate expenses	(23,394)	−1.6%	(28,458)	−2.1%
Restructuring expense	(5,130)	−0.4%	(19,101)	−1.4%
Reorganization expense	—	0.0%	(29,805)	−2.2%
Operating income	$96,135	6.8%	$29,014	2.1%

(a)	Includes an allocation of corporate shared services expenses of $11.7 million and $9.8 million for Fiscal 2004 and Fiscal 2003, respectively.

(b)	Includes an allocation of corporate shared services expenses of $16.0 million and $12.9 million for Fiscal 2004 and Fiscal 2003, respectively.

(c)	Includes an allocation of corporate shared services expenses of $14.9 million and $11.5 million for Fiscal 2004 and Fiscal 2003, respectively.

Operating income increased $67.1 million, reflecting a net increase in operating income generated by the Company’s business groups of $18.3 million, a decrease in restructuring and reorganization items of $43.8 million and a decrease in unallocated corporate expenses of $5.0 million. The net increase in operating income generated by the Company’s business groups includes the effect of an $11.8 million decrease in amortization expense related to sales order backlog which was incurred in the 2003 period in connection with the adoption of fresh start accounting. Operating income for Fiscal 2004 was positively affected by the favorable impact of foreign currency exchange rate fluctuations of approximately $10.6 million, primarily as a result of a stronger euro and Canadian dollar.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$43,647	14.1%	$35,200	12.6%
Core Brands	(2,362)	−1.6%	2,400	1.3%
Fashion Brands	2,025	1.7%	9,208	9.2%
Retail/other	391	3.0%	(759)	−6.1%
Intimate Apparel Group	$43,701	7.4%	$46,049	8.0%

Intimate Apparel Group operating income decreased $2.3 million, primarily reflecting an increase in Calvin Klein underwear, more than offset by a decrease in Core Brands and Fashion Brands. The $8.4 million increase in Calvin Klein underwear operating income reflects a $22.3 million increase in gross profit (as described above), the positive effect of a stronger euro and a $2.2 million decrease in amortization of sales order backlog. Partially offsetting this net increase was an increase of $21.9 million in SG&A expenses (primarily due to a planned increase in marketing expenditures to support the launch of Choice Calvin Klein), the increase in volume-related selling costs and the effect of a stronger euro. The $4.7 million decrease in Core Brands operating income reflects a decline in Core Brands gross profit of $17.6 million as described above, partially offset by a decrease of $12.9 million in SG&A expenses due to cost cutting initiatives undertaken by management in Fiscal 2004 and a decrease in volume-related selling expenses due to reduced net revenues. The $7.2 million decrease in Fashion Brands operating income reflects a $3.4 million operating loss from the launch of JLO in July 2004 and a $3.8 million decrease in Lejaby. The decrease in Lejaby operating income reflects a $6.1 million increase in SG&A expenses, partially offset by a $2.3 million increase in Lejaby gross profit. The increase in SG&A expenses includes a $2.8 million increase in marketing costs associated with a new European advertising campaign and the launch of Lejaby Rose in the United States combined with the unfavorable impact of a stronger euro.

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans	$20,576	7.7%	$667	0.2%
Chaps	11,462	6.8%	6,115	4.7%
Calvin Klein accessories	2,564	18.5%	1,780	13.3%
Mass sportswear licensing	3,123	39.7%	10,312	69.5%
Sportswear Group	$37,725	8.3%	$18,874	4.3%

Sportswear Group operating income increased $18.9 million reflecting increases in Calvin Klein jeans, Chaps and Calvin Klein accessories, partially offset by decreases in mass sportswear licensing. The increase of $5.3 million in Chaps operating income reflects an increase in gross profit of $10.5 million (as discussed above) combined with a $0.8 million reduction in amortization of sales order backlog, partially offset by an increase of $6.0 million in SG&A expenses. The increase in SG&A expenses included a $2.7 million increase in marketing expenses primarily related to the launch of Chaps denim in June 2004 and the increased variable selling expenses associated with higher sales volume. The increase of $19.9 million in Calvin Klein jeans operating income reflects an increase in gross profit of $17.6 million (as discussed above) combined with a $2.3 million reduction in SG&A expenses, primarily related to a decrease in warehouse and distribution expenses as a result of the Company relocating its distribution center in the fourth quarter of Fiscal 2003 from a third-party operated facility to the Company's facility in Huntingdon, Pennsylvania. The decrease in operating income of mass sportswear licensing reflects the sale of the White Stag trademark in December 2003.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2004	% of Brand Net Revenues	Fiscal 2003	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$29,382	11.8%	$27,217	11.3%
Designer	12,369	10.0%	12,776	11.0%
OP	(536)	−19.5%	—	—
Ubertech	—	—	34	n/m
Online retail store	2,018	39.8%	1,428	34.7%
Swimwear Group	$43,233	11.4%	$41,455	11.5%

Swimwear Group operating income increased $1.8 million, reflecting an increase of $4.5 million in gross profit as a result of increased net revenues combined with a decrease of $8.5 million in amortization of sales order backlog, partially offset by a $11.2 million increase in SG&A expenses. The increase in SG&A expenses reflects a $2.3 million increase in marketing expenses, primarily related to the 2004 Summer Olympic Games in Athens, a $2.1 million increase in volume related selling expenses and a $6.8 million increase in administrative expenses primarily related to the acquisition of OP.

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

As discussed in Restatement and Note 23 of Notes to Consolidated Financial Statements, the Company has restated its consolidated financial statements for the Fourth Quarter 2005 and Fiscal 2005. As a result of the restatements, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement as of December 31, 2005. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the requisite lenders under the Amended and Restated Credit Agreement. The Company expects that it will be in full compliance with all covenants under the Amended and Restated Credit Agreement before the waiver expires.

Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company’s foreign subsidiaries (the ‘‘Foreign Subsidiaries’’) entered into a $25 million revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, the lending bank’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each others’ obligations under the Foreign Revolving Credit Facility. The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. As of December 31, 2005, the Company had no borrowing outstanding under the Foreign Revolving Credit Facility.

Liquidity

As of December 31, 2005, the Company had working capital of $494.8 million and had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2005, the Company had approximately $92.0 million of cash and cash equivalents available as collateral against outstanding letters of credit of $60.0 million and approximately $72.2 million of other cash and cash equivalents primarily held by foreign subsidiaries. As of December 31, 2005, the Company had $207.1 million of credit available under its Revolving Credit Facility which included available borrowings of $175.0 million and cash and cash equivalents, net of outstanding letters of credit of $32.1 million. Total cash and cash equivalents increased $98.6 million from $65.6 million as of January 1, 2005 to $164.2 million as of December 31, 2005.

The Company’s total debt as of December 31, 2005 was $210.0 million, consisting of the Senior Notes.

On January 31, 2006, the Company consummated the CKJEA Acquisition. See ‘‘Business Acquisitions—CKJEA Acquisition.’’ The Company funded the acquisition using a combination of approximately $70.7 million of cash on hand (net of cash acquired) and borrowings of $180 million under a new term loan under the Amended and Restated Credit Agreement. In connection with the closing of the CKJEA Acquisition, on January 31, 2006, the Company also assumed an aggregate of approximately €74 million (approximately $90 million) of debt. Approximately €37 million

(approximately $45 million) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37 million (approximately $45 million) of debt outstanding. On or about January 2, 2008, in connection with the CKJEA Acquisition, the Company will, subject to the satisfaction of certain ministerial conditions and for no additional consideration, acquire 100% of the shares of the company that operates the license for Calvin Klein men's and women's Collection apparel and accessories worldwide.

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

For Fiscal 2005, cash provided by operating activities from continuing operations was $137.0 million compared to $54.8 million in Fiscal 2004 and $64.3 million in Fiscal 2003. The $82.2 million increase in cash provided by operating activities from continuing operations for Fiscal 2005 compared to Fiscal 2004 was due primarily to an $82.5 million reduction in cash required to fund net working capital (primarily inventory, accounts receivable, accounts payable and accrued liabilities). Net working capital improvements resulted in $21.6 million of net operating cash inflows in Fiscal 2005 compared to $60.9 million of net operating cash outflows in Fiscal 2004. Net inventory decreased by $2.3 million in Fiscal 2005 compared to an increase of $55.7 million in Fiscal 2004. The improvement in inventory reflects the Company’s efforts to time inventory receipts to match shipping requirements more closely. Accounts receivable decreased $5.2 million in Fiscal 2005 compared to an increase of $7.2 million in Fiscal 2004, reflecting initial shipments of Chaps into the mid-tier channel of distribution at the end of December 2004 (which had resulted in an unusually high level of accounts receivable for the Chaps business unit at the end of Fiscal 2004).

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

Contractual Obligations

The following table summarizes the Company's contractual commitments as of December 31, 2005:

	Payments Due by Year
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in thousands)
Revolving Credit Facility (a)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (b)	—	—	—	—	—	210,000	210,000
Operating leases (c)	27,801	23,825	20,144	16,232	14,409	68,876	171,287
Employment and severance contracts	5,749	3,943	1,347	63	62	75	11,239
Purchase obligations (d)	7,930	350	350	350	—	—	8,980
Trade letters of credit (e)	59,956	—	—	—	—	—	59,956
Purchase order guarantees	526	—	—	—	—	—	526
Interest payments (f)	20,238	20,238	20,238	20,238	20,238	50,677	151,867
Capital leases	394	—	—	—	—	—	394
Other long-term obligations (g)	46,850	41,719	39,668	39,756	36,843	457,933	662,769
Total	$169,444	$90,075	$81,747	$76,639	$71,552	$787,561	$1,277,018

(a)	The Revolving Credit Facility matures on February 4, 2009. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2005 and therefore, no maturity amount is included in the commitments table. On January 31, 2006, the Revolving Credit Facility was amended and restated to, among other things, add a $180 million term loan facility which was used to finance a portion of the CKJEA Acquisition. See—Capital Resources and Liquidity— Financing Arrangements—Revolving Credit Facility; Amended and Restated Credit Agreement.

(b)	The Senior Notes mature on June 15, 2013. See—Capital Resources and Liquidity—Financing Arrangements—Senior Notes and Note 15 of Notes to Consolidated Financial Statements.

(c)	See Note 18 of Notes to Consolidated Financial Statements.

(d)	Represents contractual commitments for goods or services not received or recorded on the Company’s consolidated balance sheet. See Note 18 of Notes to Consolidated Financial Statements.

(e)	Trade letters of credit represent obligations, in the ordinary course of business, for inventory purchases.

(f)	Reflects expected interest obligations after considering required minimum repayments of the related debt. Interest on variable rate debt instruments is estimated based upon rates in effect at December 31, 2005. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk. In addition, the Company will have interest payments related to the $180 million term loan facility and the third-party debt assumed in connection with the CKJEA Acquisition on January 31, 2006. See Note 2 and Note 15 of Notes to Consolidated Financial Statements.

(g)	Represents other commitments for the expenditure of funds including estimated funding contributions to the Company’s pension plan (see Note 10 of Notes to Consolidated Financial Statements) and minimum royalties (see Note 18 of Notes to Consolidated Financial Statements).

Seasonality

The operations of the Company are somewhat seasonal. In Fiscal 2005, approximately 54.2% of the Company's net revenues were generated in the first half of the fiscal year. The Company's Swimwear business is seasonal; approximately 68.7% of the Swimwear Group's net revenues were generated in the first half of Fiscal 2005. The working capital needs of the Swimwear Group are highest during the periods when the Company's other businesses have their lowest working capital requirements. Sales and earnings from the Company's other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2005 and Fiscal 2004.

	For the Three Months Ended				For the Three Months Ended
	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005	April 3, 2004	July 3, 2004	October 2, 2004	January 1, 2005
	(in millions of dollars)
Net revenues	$439.5	$374.7	$327.7	$359.2	$393.3	$332.1	$324.4	$374.4
Operating income	52.9	15.6	13.7	15.7	43.2	12.8	7.8	32.3
Cash flow provided by (used in) operating activities	(12.6)	105.5	114.8	(69.6)	4.1	97.9	56.4	(108.1)

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. As discussed in Restatement and Note 23 of Notes to Consolidated Financial Statements, the Company restated its consolidated financial statements for the Fourth Quarter 2005 and Fiscal 2005 in accordance with the provisions of SFAS 154.

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

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K/A, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains ‘‘forward-looking statements’’ within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934, as amended, Rule 175 of the Securities Act and relevant legal decisions. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company's estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’

‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in this Annual Report on Form 10-K/A under the heading ‘‘Risk Factors’’ (as such disclosure may be modified or supplemented from time to time), could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company's failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company's products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the Company's dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company's foreign currency exposure; unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the sufficiency of cash to fund operations, including capital expenditures; the Company's ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the SAP Apparel and Footwear Solution; the limitations on purchases under the Company's share repurchase program contained in the Company's debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of the acquisition); and such newly acquired business being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled ‘‘Risk Factors’’ and the discussion of the Company's critical accounting policies under ‘‘Discussion of Critical Accounting Policies’’ included in this Annual Report on Form 10-K/A, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

The Company’s market risk from exposure to changes in interest rates as of December 31, 2005 was limited because the Company did not have any borrowings outstanding under its Revolving Credit Facility as of December 31, 2005, and the interest rate on the Company’s Senior Notes is fixed at 8 7/8% per annum. However, as of December 31, 2005, the Company was exposed to interest rate risk on its 2003 and 2004 Swap Agreements with notional amounts totaling $75 million. The variable interest rate portion of the Company’s outstanding swap agreements is determined semi-annually on December 15 and June 15 for the ensuing six-month period. A hypothetical 10% increase in interest rates would have had an annual unfavorable impact of $0.4 million and $0.2 million in Fiscal 2005 and 2004, respectively, on the Company’s income from continuing operations before provision for income taxes. See Management's Discussion and Analysis of Financial Condition and Results of Operations— Capital Resources and Liquidity—Financing Arrangements and Note 15 of Notes to Consolidated Financial Statements.

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

As of December 31, 2005, the Company had foreign currency exchange contracts outstanding to purchase, through April 2006, approximately $3.4 million for a total of approximately €2.8 million at a weighted-average exchange rate of 1.22 $/€. The foreign currency exchange contracts mature through April 2006 and were designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s pre-CKJEA Acquisition European subsidiaries. A hypothetical 10% adverse change in the foreign currency exchange rate between the euro and the United States dollar (i.e., an increase in the euro/dollar exchange rate from 1.22 $/€ to 1.34 $/€) would have decreased the unrealized gain on outstanding foreign exchange contracts by approximately $0.3 million at December 31, 2005. The hypothetical change would have reduced the Company’s income from continuing operations before provision for income taxes by a comparable amount when the related inventory is sold.

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

The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K/A. See Item 15 of Part IV.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As discussed in Note 23 of Notes to Consolidated Financial Statements and Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement, the Company has restated its previously issued consolidated financial statements for the Fourth Quarter 2005 and Fiscal 2005. The restatement was required as a result of certain irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the Fourth Quarter 2005 and Fiscal 2005.

(a)    Disclosure Controls and Procedures.

In connection with the Company's Original Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2005. In connection with the restatement, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on management's re-evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective. This conclusion was based solely on management’s determination, as described below, that the failure of the Company’s controls related to the financial closing and reporting process to detect the Chaps accounting irregularities in the Fourth Quarter 2005 constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2005.

The Company has undertaken actions it believes will effectively remediate this material weakness. Such remediation actions involve changes in personnel, greater emphasis and attention to monitoring controls to ensure individuals responsible for the preparation of financial statements are fully aware of arrangements regarding return authorizations and customer allowances, and education of sales personnel as to the appropriate treatments of sales returns and customer allowances under U.S. GAAP. Remediation is underway and is planned for completion by December 31, 2006.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included Management’s Annual Report on Internal Control Over Financial Reporting (as revised) (the ‘‘Management Report’’) in this Form 10-K/A. Deloitte & Touche LLP, the independent registered public accounting firm of the Company, has audited management’s revised assessment of, and the effectiveness of, the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Management Report appears on page F-1 of this Form 10-K/A under the caption ‘‘Management's Annual Report on Internal Control Over Financial Reporting (As Revised)’’ (incorporated herein by reference) and the report of Deloitte & Touche LLP appears on pages F-2 to F-3 of this Form 10-K/A under the caption ‘‘Report of Independent Registered Public Accounting Firm.’’

As described in the Management Report, in the Company’s Original Form 10-K, management had concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective. Subsequently, management has concluded that the failure of the Company’s internal controls related to the financial closing and reporting process to detect the Chaps accounting irregularities in the Fourth Quarter 2005 constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2005. As a result of this material weakness, management has revised its earlier assessment and concluded, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, that as of December 31, 2005, the Company’s internal control over financial reporting was not effective.

Notwithstanding the material weakness described above, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Amended Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein. Management’s conclusion as to the fairness of the presentation of the financial statements included in this report is based in part on the substantial work performed by management during the restatement process, as well as management's consideration of the report of outside counsel (including the report of the independent forensic accountants) engaged by the Company’s Audit Committee as part of its investigation.

(c)    Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Fourth Quarter 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See item (a) above for a discussion of certain changes in the Company’s internal control over financial reporting in connection with the planned remediation of the material weakness associated with the restatement of the Company’s consolidated financial statements.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

PAGE
(a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.
Management's Annual Report on Internal Control Over Financial Reporting (as revised)	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 31, 2005 (as restated) and January 1, 2005	F-6
Consolidated Statements of Operations for the years ended December 31, 2005 (as restated) and January 1, 2005 and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003	F-7
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) for the years ended December 31, 2005 (as restated) and January 1, 2005 and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2005 (as restated) and January 1, 2005 and the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003	F-9 – F-10
Notes to Consolidated Financial Statements	F-11 – F-71
2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts and Reserves (as restated)	A-1

All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    List of Exhibits.

Exhibit No.	Description of Exhibit
2.1	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 10-Q filed on November 18, 2002).*
2.2	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.'s Form 10-Q filed November 18, 2002).*
2.3	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*##**
2.4	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed December 23, 2005).* **
2.5	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed February 3, 2006).*
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the Administrative Agent, the Lenders, the Issuing Banks, the Syndication Agent and Salomon Smith Barney Inc. and J.P. Morgan Securities, Inc., as joint lead managers and joint lead book managers (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*

Exhibit No.	Description of Exhibit
10.2	Amendment No. 1, Consent and Waiver, dated as of November 12, 2003, to the Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the financial institutions from time to time party thereto as lenders, the financial institutions from time to time party thereto as issuers, Citicorp North America, as administrative agent and collateral agent for the Lenders and the Issuers, JPMorgan Chase Bank, as syndication agent for the Lenders and the Issuers and Bank of America, NA, The CIT Group/Commercial Services Inc., and Congress Financial Corporation (Central), each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*
10.3	Amendment No. 2, dated as of August 1, 2004, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*
10.4	Amendment No. 3, dated as of September 15, 2005, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003, as further amended by that certain Amendment No. 2 dated as of August 1, 2004), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed September 20, 2005).*
10.5	Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.6	Amended and Restated Guaranty, dated as of January 31, 2006, by and among The Warnaco Group, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.7	Amended and Restated Pledge and Security Agreement, dated as of January 31, 2006, by and among Warnaco Inc., the other Grantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*

Exhibit No.	Description of Exhibit
10.8	Intercreditor and Collateral Agency Agreement, dated as of January 31, 2006, by and among Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, The Warnaco Group, Inc., Warnaco Inc. and each other Loan Party (as defined therein) (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.9	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.'s Registration Statement on Form S-1 (File No. 33-4587)).*
10.10	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.11	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.'s Proxy Statement filed April 29, 2003).*
10.12	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.'s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*
10.13	The Warnaco Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 28, 2005).*
10.14	2005 Directors' Compensation (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.15	2005 Base Salaries of Named Executive Officers (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.16	2005 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.17	2004 Bonus Awards (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.18	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K filed May 25, 2005).*
10.19	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K filed May 25, 2005).*
10.20	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed May 25, 2005).*
10.21	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.22	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.23	Employment Agreement, dated as of December 22, 2004, by and between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed December 22, 2004).*

Exhibit No.	Description of Exhibit
10.24	Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on October 30, 2003).*
10.25	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.26	Letter Agreement, dated as of April 16, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed May 10, 2005).*
10.27	Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*
10.28	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.29	Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*
10.30	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.31	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Roger A. Williams (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.32	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.33	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Jay A. Galluzzo (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.34	Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed April 8, 2005).*
10.35	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K filed August 12, 2005).*
10.36	Employment Agreement, dated as of September 12, 2005 by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed September 14, 2005).*

Exhibit No.	Description of Exhibit
10.37	Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.38	Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 14, 1997).*
10.39	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to the Warnaco Group, Inc.'s Form 10-Q filed November 18, 2003).*#
10.40	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.41	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.42	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.43	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.44	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.'s Registration Statement on Form S-1 (File No. 333-02236)).*
10.45	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*##
10.46	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*
10.47	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*
10.48	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*##

Exhibit No.	Description of Exhibit
10.49	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.'s Form 10-K filed July 31, 2002).*##
10.50	License Agreement, dated as of March 1, 2003, by and between Nautica Apparel, Inc. and Authentic Fitness Corporation (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*##
10.51	Amended and Restated Master Agreement of Sale, dated as of September 30, 1998, among Warnaco Inc., as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.52	Master Agreement of Sale, dated as of September 30, 1998, among Calvin Klein Jeanswear Company, as Originator, and Gregory Street, Inc., as Buyer and Servicer (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.53	Purchase and Sale Agreement, dated as of September 30, 1998, among Gregory Street, Inc., as Seller and initial Servicer and Warnaco Operations Corporation, as Buyer (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.54	Parallel Purchase Commitment, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller and certain commercial lending institutions, as the Banks, and Gregory Street, Inc., as the initial Servicer and The Bank of Nova Scotia, as Agent (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.55	Receivables Purchase Agreement, dated as of September 30, 1998, among Warnaco Operations Corporation, as Seller, Gregory Street, Inc., as Servicer, Liberty Street Funding Corp., and Corporate Asset Funding Company, Inc. as Investors and The Bank of Nova Scotia, as Agent, and Citicorp North America, Inc., as Co-Agent (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.'s Form 10-Q filed November 16, 1998).*
10.56	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors' Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.'s Form 10-K filed April 4, 2003).*
10.57	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.'s Form 10-Q filed on May 24, 1994).*
10.58	Sublicense Agreement, dated as of November 2003, by and between Sweetface Fashion Company, LLC and Warnaco Inc. (incorporated by reference to Exhibit 10.39 to The Warnaco Group, Inc.'s Form 10-K filed March 18, 2004).*##
10.59	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 10-Q filed August 6, 2004).*##

Exhibit No.	Description of Exhibit
10.60	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 10-Q filed November 10, 2004).*##
10.61	License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc. (incorporated by reference to Exhibit 10.46 to The Warnaco Group, Inc.'s Form 10-K filed March 17, 2005) *#
10.62	Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.63	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.64	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.65	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.66	Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.67	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.68	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.69	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.70	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#

Exhibit No.	Description of Exhibit
10.71	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
12.1	Computation of Ratio of Earnings to Fixed Charges.†
21.1	Subsidiaries of The Warnaco Group, Inc. (incorporated by reference to Exhibit 21.1 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a− 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a−14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of September, 2006.

THE WARNACO GROUP, INC.
By: /s/ LAWRENCE R. RUTKOWSKI
Name: Lawrence R. Rutkowski
Title: Executive Vice President and Chief Financial Officer

MANAGEMENT'S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
(As Revised)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorization of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the Company’s Annual Report on Form 10-K (the ‘‘Original Form 10-K’’) for Fiscal 2005, filed on March 3, 2006, management had concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Subsequent to the filing of the Original Form 10-K, management identified a material weakness in the operation of the Company’s controls related to the financial closing and reporting process, which controls failed to detect accounting irregularities in the Company’s Chaps menswear division during the three months ended December 31, 2005. See Note 23 of Notes to Consolidated Financial Statements. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded using the criteria set forth by COSO in Internal Control—Integrated Framework that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

The Company has undertaken actions it believes will effectively remediate this material weakness. Such remediation actions involve changes in personnel, greater emphasis and attention to monitoring controls to ensure individuals responsible for the preparation of financial statements are fully aware of arrangements regarding return authorizations and customer allowances, and education of sales personnel as to the appropriate treatments of sales returns and customer allowances under U.S. GAAP. Remediation is underway and is planned for completion by December 31, 2006.

The Company's independent registered public accounting firm has issued a report on management's revised assessment of the Company's internal control over financial reporting. This report appears on pages F-2 and F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (As Revised) on Page F-1, that The Warnaco Group, Inc. and subsidiaries (the ‘‘Company’’) did not maintain effective internal control over financial reporting as of December 31, 2005, because of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our report dated March 2, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting as of December 31, 2005 which resulted in the restatement of the Company's consolidated financial statements for fiscal 2005 and the three months ended December 31, 2005. Management subsequently revised its assessment due to the identification of this material weakness in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: The Company’s controls over the financial closing and reporting process failed to detect irregularities in the accounting for certain return authorizations and customer allowances in the Company’s Chaps division. This material weakness resulted in the restatement of the Company’s previously issued annual financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

We do not express an opinion or any other form of assurance on management's statements included in paragraph four of Management's Annual Report on Internal Control Over Financial Reporting (As Revised).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended December 31, 2005 (as restated) of The Warnaco Group, Inc. and subsidiaries and our report dated March 2, 2006 (September 6, 2006 as to the effects of the revisions to the segment information discussed in Note 8, the waiver of debt covenants discussed in Note 15, the SEC inquiry discussed in Note 21, and as to the effects of the restatement discussed in Note 23) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement of the consolidated financial statements as discussed in Note 23.

DELOITTE & TOUCHE LLP

New York, New York
March 2, 2006
(September 6, 2006 as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (As Revised)).

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

As discussed in Note 23, the accompanying consolidated financial statements as of and for the year ended December 31, 2005 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 (September 6, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Revised))

expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

New York, New York
March 2, 2006
(September 6, 2006 as to the effects of the revisions to the segment information discussed in Note 8, the waiver of debt covenants discussed in Note 15, the SEC inquiry discussed in Note 21, and as to the effects of the restatement discussed in Note 23)

THE WARNACO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	December 31, 2005	January 1, 2005
ASSETS	(As Restated) (See Note 23)
Current assets:
Cash and cash equivalents	$164,201	$65,588
Accounts receivable, less reserves of $51,417 and $54,943 as of December 31, 2005 and January 1, 2005, respectively	210,204	219,805
Inventories	325,988	335,651
Prepaid expenses and other current assets	43,797	43,137
Assets held for sale	1,112	1,547
Assets of discontinued operations	—	2,618
Deferred income taxes	2,666	727
Total current assets	747,968	669,073
Property, plant and equipment, net	116,995	106,937
Other assets:
Licenses, trademarks and other intangible assets, net	302,173	305,505
Deferred financing costs, net	10,928	11,566
Notes receivable	1,072	6,995
Deferred income taxes	3,736	5,568
Other assets	7,136	4,589
Goodwill	30,043	43,671
Total assets	$1,220,051	$1,153,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,333	$122,418
Accrued liabilities	90,395	83,244
Accrued pension obligations	12,919	5,400
Liabilities of discontinued operations	—	1,450
Accrued income taxes payable	21,969	20,590
Deferred income taxes	1,588	1,746
Total current liabilities	253,204	234,848
Long-term debt	210,000	210,799
Deferred income taxes	74,466	67,744
Retirement obligations	33,039	44,293
Other long-term liabilities	19,855	19,271
Commitments and contingencies: (See Notes 2, 3, 4, 6, 9, 10, 15, 18, 19, 21 and 22)
Stockholders' equity
Preferred stock:
Preferred stock, $0.01 par value, 20,000,000 (112,500 designated as Series A) authorized and none issued or outstanding as of December 31, 2005 and January 1, 2005	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,146,869 and 45,655,515 issued as of December 31, 2005 and January 1, 2005, respectively	461	456
Additional paid-in capital	533,565	518,591
Accumulated other comprehensive income	4,668	15,561
Retained earnings	91,846	42,354
Treasury stock, at cost, 42,498 and 638 shares as of December 31, 2005 and January 1, 2005, respectively	(1,053)	(13)
Total stockholders' equity	629,487	576,949
Total liabilities and stockholders' equity	$1,220,051	$1,153,904

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
	(As Restated) (See Note 23)
Net revenues	$1,501,087	$1,424,181	$1,264,301	$110,120
Cost of goods sold	995,243	951,198	872,170	67,283
Gross profit	505,844	472,983	392,131	42,837
Selling, general and administrative expenses	406,926	378,502	319,903	32,156
Pension expense (income)	1,563	(6,784)	(6,811)	—
Amortization of sales order backlog	—	—	11,800	—
Restructuring expense (income)	(503)	5,130	19,101	—
Reorganization expense	—	—	—	29,805
Operating income (loss)	97,858	96,135	48,138	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692,696)
Fresh start adjustments	—	—	—	(765,726)
Other (income) loss	1,019	(2,197)	(2,817)	359
Interest expense, net (a)	18,080	19,821	20,641	1,751
Income from continuing operations before provision for income taxes	78,759	78,511	30,314	2,437,188
Provision for income taxes	29,082	31,636	12,084	78,150
Income from continuing operations	49,677	46,875	18,230	2,359,038
Loss from discontinued operations, net of taxes	(185)	(4,358)	(18,393)	(501)
Net income (loss)	$49,492	$42,517	$(163)	$2,358,537
Basic income (loss) per common share:
Income from continuing operations	$1.08	$1.03	$0.40	$44.52
Loss from discontinued operations	—	(0.10)	(0.41)	(0.01)
Net income (loss)	$1.08	$0.93	$(0.01)	$44.51
Diluted income per common share:
Income from continuing operations	$1.06	$1.02	$0.40	$44.52
Loss from discontinued operations	—	(0.09)	(0.40)	(0.01)
Net income	$1.06	$0.93	$—	$44.51
Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	45,872,308	45,418,069	45,060,724	52,989,965
Diluted	46,804,053	46,178,535	45,462,560	52,989,965

(a)	Includes interest income of $3,410, $1,905, $616 and $46 for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004 and the period January 5, 2003 to February 4, 2003, respectively. Contractual interest for the Predecessor was $15,019 for the period January 5, 2003 to February 4, 2003.

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
PREDECESSOR
Balance at January 4, 2003	$654	$908,899	$(93,223)	$(2,358,537)	$(313,889)	$(1,856,096)
Net income				2,358,537		2,358,537
Foreign currency translation adjustments			244			244
Unrealized gain on marketable securities, net of tax			308			308
Comprehensive income						2,359,089
Amortization of unearned stock compensation		8				8
Reorganization	(204)	(405,809)	92,671		313,889	547
Balance at February 4, 2003	450	503,098	—	—	—	503,548

SUCCESSOR
Balance at February 4, 2003	450	503,098	—	—	—	503,548
Net loss				(163)		(163)
Foreign currency translation adjustments			11,556			11,556
Unrealized gain on marketable securities, net of tax			35			35
Comprehensive income						11,428
Purchase of treasury stock related to employee stock compensation plans					(385)	(385)
Stock issued in connection with stock compensation plans	2	489				491
Compensation expense in connection with employee stock compensation plans		5,530				5,530
Balance at January 3, 2004	452	509,117	11,591	(163)	(385)	520,612
Net income				42,517		42,517
Foreign currency translation adjustments			3,988			3,988
Unrealized loss on marketable securities, net of tax			(18)			(18)
Comprehensive income						46,487
Purchase of treasury stock related to stock compensation plans					(1,030)	(1,030)
Stock issued in connection with stock compensation plans	4	2,353			1,402	3,759
Compensation expense in connection with employee stock compensation plans		7,121				7,121
Balance at January 1, 2005	456	518,591	15,561	42,354	(13)	576,949
Net income				49,492		49,492
Foreign currency translation adjustments			(11,039)			(11,039)
Other			146			146
Comprehensive income						38,599
Stock issued in connection with stock compensation plans	5	3,462				3,467
Compensation expense in connection with employee stock compensation plans		11,512				11,512
Purchase of treasury stock related to stock compensation plans					(818)	(818)
Repurchases of common stock					(222)	(222)
Balance at December 31, 2005 (As Restated)	$461	$533,565	$4,668	$91,846	$(1,053)	$629,487

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor			Predecessor
	Fiscal 2005 (As Restated) (See Note 23)	Fiscal 2004	Period February 5, 2003 to January 3, 2004	Period January 5, 2003 to February 4, 2003

Cash flows from operating activities:
Net income (loss)	$49,492	$42,517	$(163)	$2,358,537
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	185	4,358	18,393	501
Depreciation and amortization	33,695	32,456	43,474	4,321
Non-cash restructuring expense	640	677	8,356	—
Non-cash reorganization expense	—	—	—	15,561
Stock compensation	11,512	7,121	5,530	8
Loss on sale of White Stag trademark	—	—	3,829	—
Amortization of deferred financing costs	2,228	2,268	1,682	463
Loss (gain) on sale of assets	199	(704)	(1,035)	—
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692,696)
Fresh start adjustments	—	—	—	(765,726)
Provision for trade and other bad debts	2,929	508	589	190
Inventory writedown	29,106	28,926	18,374	3,456
Provision (benefit) for deferred income tax	15,582	20,520	(2,191)	77,584
Foreign exchange gain	1,016	(1,958)	(5,211)	—
Equity in earnings of affiliate	(47)	—	—	—
Landlord reimbursements	966	8,482	2,709	—
Change in operating assets and liabilities:
Accounts receivable	2,274	(7,715)	(19,258)	(6,417)
Inventories	(26,776)	(84,650)	35,283	(28,254)
Prepaid expenses and other assets	(997)	8,236	7,466	(6,640)
Accounts payable, accrued expenses and other liabilities	5,121	(12,072)	(31,196)	14,567
Accrued income taxes	9,917	5,846	1,903	274
Net cash provided by (used in) operating activities from continuing operations	137,042	54,816	88,534	(24,271)
Net cash provided by (used in) operating activities from discontinued operations	1,024	(4,497)	(4,946)	(655)
Net cash provided by (used in) operating activities	138,066	50,319	83,588	(24,926)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	6,346	24,046	10,687	—
Purchase of property, plant & equipment	(35,325)	(29,644)	(28,710)	(643)
Business acquisitions, net of cash acquired	(1,514)	(40,785)	—	—
Payments related to the CKJEA Acquisition	(1,901)	—	—	—
Purchase of intangible asset	(4,333)	—	—	—
Net cash used in investing activities from continuing operations	(36,727)	(46,383)	(18,023)	(643)
Net cash provided by (used in) investing activities from discontinued operations	—	1,137	(484)	(102)
Net cash used in investing activities	(36,727)	(45,246)	(18,507)	(745)

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

Restatement:    The Company has restated its consolidated financial statements for the period October 2, 2005 to December 31, 2005 (the ‘‘Fourth Quarter 2005’’) and for the period January 2, 2005 to December 31, 2005 (‘‘Fiscal 2005’’). See Note 23.

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

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. Fiscal 2005, the period January 4, 2004 to January 1, 2005 (‘‘Fiscal 2004’’) and the period February 5, 2003 to January 3, 2004 contained fifty-two weeks, fifty-two weeks and forty-eight weeks, respectively, of operations of the Successor. The period January 5, 2003 to February 4, 2003 contained four weeks of operations of the Predecessor.

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

Cash and Cash Equivalents:    Cash and cash equivalents include cash in banks, demand deposits and investments in short-term marketable securities with maturities of 90 days or less. Restricted cash on the consolidated statement of cash flows relates to restricted cash balances as of January 5, 2003

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

and February 4, 2003. The Company did not have any restricted cash balances as of January 3, 2004, January 1, 2005 and December 31, 2005.

Accounts Receivable:    The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of December 31, 2005 and January 1, 2005, the Company recorded $51,417 and $54,943, respectively, of accounts receivable reserves.

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

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the preliminary appraised values of such assets as determined by the Company and an independent third party appraiser. Adjustments to the preliminary appraised amounts were recorded as adjustments to goodwill in the period February 5, 2003 to January 3, 2004. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost net of accumulated amortization. The majority of the Company's license and trademark agreements cover periods of time in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 13.

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

Pension Plans:    The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the ‘‘Pension Plan’’). The Company also has unfunded defined benefit pension plans in foreign countries. The determination of the total liability attributable to benefits owed to participants covered by the defined benefit plans is determined by third party actuaries using assumptions provided by the Company. The assumptions used can have a significant effect on the amount of pension liability recorded by the Company. The actuaries also determine the annual cash contribution to the defined benefit plans. The Pension Plan was under-funded as of December 31, 2005 and January 1, 2005. The Pension Plan and the Company's Reorganization Plan contemplate that the Company will continue to fund its minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the United States Internal Revenue Code of 1986, as amended. Effective January 1, 2003, the Pension Plan was amended and, as a result, no

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

future benefits accrue to participants in the Pension Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service in any future period. As of December 31, 2005 and January 1, 2005, the Company recorded a Pension Plan liability equal to the amount that the present value of projected benefit obligations exceeded the fair value of Pension Plan assets as determined by the Pension Plan trustee. The Company's cash contribution to the Pension Plan for 2005 was $4,978 and is expected to be approximately $28,900 in the aggregate from fiscal 2006 through fiscal 2010. The amount of estimated cash contributions that the Company will be required to make to the Pension Plan could increase or decrease depending on the actual return earned by the assets of the Pension Plan and changes in the amount of projected benefit obligation as determined by the Pension Plan actuary. The accrued long-term defined benefit plan liability and accruals for other post retirement benefits are classified as long-term liabilities in the consolidated balance sheet at December 31, 2005. The portion of the total unfunded liability that will be contributed by the Company to the Pension Plan in fiscal 2006 of approximately $12,900 is classified as accrued pension obligations at December 31, 2005.

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

The following table illustrates the effect that stock-based compensation would have had on net income (loss) and net income (loss) per share of the Predecessor if such compensation had been included in its net income (loss) and net income (loss) per share for the period January 5, 2003 to February 4, 2003:

		Predecessor
		For the Period January 5, 2003 to February 4, 2003
Net income as reported		$2,358,537
Add:	Stock-based employee compensation cost included in reported net income, net of related income tax effects	8
Less:	Stock-based employee compensation cost, net of income tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(252)
Net income – pro forma		$2,358,293
Income per share:
	Basic and diluted – as reported	$44.51
	Basic and diluted – pro forma	$44.50
Weighted average number of shares outstanding:
	Basic and diluted	52,989,965

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

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Weighted average risk free rate of return	3.85%	3.32%	2.55%	n/a
Dividend yield(a)	—	—	—	n/a
Expected volatility of the market price of the Company's common stock	30.0%	35.0%	35.0%	n/a
Expected option life	6 years	5 years	5 years	n/a

(a)	The Company’s ability to pay dividends is limited by the terms of the Amended and Restated Credit Agreement and the indenture governing the Senior Notes. See Note 15.

The Predecessor did not grant any stock-based compensation or stock options during the period January 5, 2003 to February 4, 2003.

Advertising Costs:    Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2005, Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 were $85,331, $85,972, $66,393, and $7,403, respectively. Cooperative advertising expenses for Fiscal 2005, Fiscal 2004, the periods February 5, 2003 to January 3, 2004 and January 5, 2003 to February 4, 2003 were $15,913, $18,406, $17,509, and $1,420, respectively.

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

Financial Instruments:    During Fiscal 2005, the Company entered into foreign currency exchange contracts which mature through April 24, 2006 and are designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. See Note 11. The foreign currency exchange contracts are designated as cash flow hedges. Changes in the fair values of these cash flow hedges are deferred and recorded as a component of other comprehensive income until the associated inventory is sold, at which time the deferred gains or losses are recorded in cost of goods sold. Commissions and fees related to foreign currency exchange contracts are expensed as incurred. See Note 19.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (‘‘FIN 47’’). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations (‘‘SFAS 143’’), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. SFAS 143 requires an entity to recognize the fair value of a legal obligation to perform asset retirement activities when the obligation is incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). Adoption of FIN 47 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As discussed above, the Company restated its financial statements for the Fourth Quarter 2005 and Fiscal 2005 in accordance with the provisions of SFAS 154. See Note 23.

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

Note 2—Acquisitions

Calvin Klein Jeans Business in Europe and Asia:    On January 31, 2006, the Company acquired (the ‘‘CKJEA Acquisition’’) 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (collectively, the ‘‘Sellers’’) for total consideration of approximately €240,000 (approximately $292,000) consisting of cash consideration of approximately €179,000 (approximately $218,000) and assumption of indebtedness of approximately €61,000 (approximately $74,000), net of cash acquired of approximately €13,000 (total assumed debt aggregating approximately €74,000 (approximately $90,000)). In addition, as of December 31, 2005, the Company had incurred professional fees and other related costs of approximately $5,500 in connection with the acquisition. The purchase price is subject to certain post-closing adjustments, including adjustments related to the amount of working capital acquired. Approximately €37,000 (approximately $45,000) of the assumed debt was repaid simultaneously with the closing leaving approximately €37,000 (approximately $45,000) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The Company is in the process of determining the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180,000 term loan facility under the Amended and Restated Credit Agreement. See Note 15 –Financing Agreements–Revolving Credit Facility; Amended and Restated Credit Agreement.

In connection with the consummation of the CKJEA Acquisition, the Company will, subject to the satisfaction of certain ministerial conditions and for no additional consideration, acquire 100% of the shares of the company that operates the license for Calvin Klein men's and women's Collection apparel and accessories worldwide on or about January 2, 2008. The Calvin Klein Collection license terminates in December 2013, subject to certain conditions.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Assets acquired and liabilities assumed at August 19, 2004 were as follows:

Accounts receivable	$1,645
Prepaid and other current assets	1,234
Property, plant and equipment	286
Licenses and trademarks(a)	35,861
Goodwill(b)	17,664
Other	143
Total assets	56,833

Related party debt owed to shareholder	1,000
Accounts payable, accrued liabilities and other current liabilities	2,888
Deferred taxes	12,448
Total liabilities	16,336
Cost of acquisition(c)	$40,497

(a)	Intangible assets include various trademarks of OP and certain license agreements, the terms of which grant the Company the right to receive royalties from licensees for periods ranging from 1 to 21 years. Any contingent payments ultimately recorded by the Company will be recorded as an increase in the purchase price of OP and as an increase in goodwill in accordance with SFAS 141.

(b)	Goodwill recorded in connection with this acquisition is classified in the Swimwear Group.

(c)	The cost of acquisition reflects the purchase price of $40,000 and additional costs incurred by the Company associated with the acquisition of $678 net of cash acquired of $181.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Predecessor February 4, 2003	Discharge of Indebtedness		Issuance of New Securities		Fresh Start Adjustments		Successor February 4, 2003
ASSETS
Current assets:
Cash	$96,224	$(75,533	)(a)	$—		$15	(f)	$20,706
Restricted cash	6,100					100	(f)	6,200
Accounts receivable	190,390							190,390
Inventories	370,527					(22,494	)(h)	348,033
Prepaid expenses and other current assets	53,548							53,548
Assets held for sale	1,485							1,485
Current assets of discontinued operations
Deferred income taxes	2,972					4,427	(e)	7,399
Current assets	721,246	(75,533)		—		(17,952)		627,761
Property, plant and equipment	153,394					(24,037	)(e)	129,357
Other assets:
Licenses, trademarks and other intangible assets	86,904					274,603	(e)	361,507
Deferred financing costs	859			4,427	(d)			5,286
Other assets	2,703							2,703
Goodwill	—	(515,659	)(b)	503,548	(c)	(213,510	)(e)	(225,621)
						3,193	(e)	3,193
				197,019	(d)	114	(f)	197,133
						2,801	(g)	2,801
						22,494	(h)	22,494
Total assets	$965,106	$(591,192)		$704,994		$47,706		$1,126,614

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities not subject to compromise:
Current liabilities:
Current portion of long-term debt	$5,050	$—		$—		$—		$5,050
Debtor-in-possession revolving credit facility	—	—		—		—		—
Revolving credit facility	—	30,579	(a)	1,950	(d)	2,244	(f)	34,773
				4,427	(d)			4,427
Accounts payable	123,235					(859	)(f)	122,376
Accrued liabilities	109,530	—		(1,950	)(d)	(1,156	)(f)	106,424
				(2,981	)(d)	2,801	(g)	(180)
Current liabilities of discontinued operations				(942	)(d)			(942)
Accrued income taxes payable	28,140							28,140
Total current liabilities	265,955	30,579		504		3,030		300,068

Long-term debt:
Second Lien Notes due 2008	—	—		200,942	(d)	—		200,942
Capital lease obligations	1,260							1,260
Liabilities subject to compromise	2,499,385	(106,112	)(a)	—		—		2,393,273
		(2,393,273	)(b)					(2,393,273)
Deferred income taxes	4,964					44,676	(e)	49,640
Other long-term liabilities	71,156							71,156
Stockholders' equity (deficiency):
Common Stock, $0.01 par value	654	(654	)(b)	450	(c)	—		450
Additional paid-in capital	908,939	(908,939	)(b)	503,098	(c)	—		503,098
Accumulated other comprehensive loss	(92,671)	92,671	(b)	—		—		—
Deficit	(2,380,615)	2,380,615	(b)	—		—		—
Treasury stock, at cost	(313,889)	313,889	(b)	—		—		—
Unearned stock compensation	(32)	32	(b)	—		—		—
Total stockholders' equity (deficiency)	(1,877,614)	1,877,614		503,548		—		503,548
Total liabilities and stockholders' equity	$965,106	$(591,192)		$704,994		$47,706		$1,126,614

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

Note 5 — Reorganization Items (Predecessor)

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

Note 6 — Restructuring Expense (Income)

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

For Fiscal 2004, as relates to closed facilities, includes a net gain of $742 on the sale of property, plant and equipment and writedowns of certain items of property, plant and equipment totaling $667.

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

Note 7 — Related Party Transactions

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

In April 2003, the Company recruited Joseph R. Gromek to be its President and Chief Executive Officer. Following an orderly transition, Mr. Alvarez returned to A&M. In September 2003, the Company hired Lawrence R. Rutkowski to be its Senior Vice President–Finance and Chief Financial Officer. Following an orderly transition, Mr. Fogarty returned to A&M.

The Company believes that the terms of the relationships and transactions described above are at least as favorable to the Company as could have been obtained from an unrelated third party.

Note 8 — Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga, Body Nancy Ganz/Bodyslimmers, J. Lo by Jennifer Lopez®, Axcelerate/Axcelerate Engineered by Speedo, Calvin Klein, Lejaby, Lejaby Rose and Rasurel ® brand names. As of December 31, 2005, the Intimate Apparel Group also operated 121 Calvin Klein retail stores worldwide (consisting of 59 stores directly operated by the Intimate Apparel Group, including one on-line store, and 62 stores operated under retail licenses or distributor agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's and women's sportswear under the Calvin Klein and Chaps brands.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Anne Cole, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, OP, Axcelerate/Axcelerate Engineered by Speedo and Calvin Klein brand names. The Swimwear Group also operates two Speedo outlet stores and one on-line store.

Information by business group, excluding discontinued operations, is set forth below:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Successor
Fiscal 2005
Net revenues	$595,702	$514,239	$391,146	$1,501,087	$—	$1,501,087
Operating income (loss)	54,155	50,142	28,658	132,955	(35,097)	97,858
Depreciation and amortization	7,231	6,318	6,226	19,775	13,920	33,695
Restructuring income	—	—	—	—	(503)	(503)
Capital expenditures	9,365	4,323	5,241	18,929	20,175	39,104
Fiscal 2004
Net revenues	$588,256	$455,601	$380,324	$1,424,181	$—	$1,424,181
Operating income (loss)	43,701	37,725	43,233	124,659	(28,524)	96,135
Depreciation and amortization	7,454	5,884	4,168	17,506	14,950	32,456
Restructuring expense	—	—	—	—	5,130	5,130
Capital expenditures	9,853	5,587	2,320	17,760	14,100	31,860
For the Period February 5, 2003 to January 3, 2004
Net revenues	$537,507	$402,682	$324,112	$1,264,301	$—	$1,264,301
Operating income (loss)	44,562	14,405	33,434	92,401	(44,263)	48,138
Depreciation and amortization	8,988	2,495	4,359	15,842	27,632	43,474
Restructuring expense	—	—	—	—	19,101	19,101
Capital expenditures	6,921	3,386	2,760	13,067	17,025	30,092
Predecessor
For the Period January 5, 2003 to February 4, 2003
Net revenues	$35,306	$37,834	$36,980	$110,120	$—	$110,120
Operating income (loss)	1,487	4,468	8,021	13,976	(33,100)	(19,124)
Depreciation and amortization	1,102	939	495	2,536	1,785	4,321
Reorganization expense	—	—	—	—	29,805	29,805
Capital expenditures	149	202	10	361	282	643
Balance Sheet
Total Assets:
December 31, 2005	$280,791	$230,065	$362,550	$873,406	$346,645	$1,220,051
January 1, 2005	$303,484	$254,728	$356,288	$914,500	$239,404	$1,153,904
Property, Plant and Equipment:
December 31, 2005	$19,061	$9,703	$17,607	$46,371	$70,624	$116,995
January 1, 2005	$17,545	$8,875	$15,917	$42,337	$64,600	$106,937

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance.

The Company does not allocate restructuring items, depreciation and amortization of corporate assets, certain corporate expenses, reorganization items, other expense (income), interest expense (including the amortization of deferred financing costs) or income taxes to its business groups. Effective January 1, 2006, in conjunction with an evaluation of the Company’s overall group reporting and to reflect how management currently views the business, the Company began allocating certain corporate shared services expenses to the operating units in each of its business groups based upon specific usage or other allocation methods. Accordingly, the operating income for each group for all periods presented has been revised to conform to the current period presentation. The revision of group operating results did not have any effect on the Company’s consolidated balance sheets, statements of operations or cash flows for any period presented.

The table below summarizes corporate/other expenses for each period presented:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Unallocated corporate expenses	$21,680	$8,444	$(2,470)	$1,510
Reorganization expense	—	—	—	29,805
Restructuring expense (income)	(503)	5,130	19,101	—
Depreciation and amortization of corporate assets	13,920	14,950	27,632	1,785
Corporate/other expenses	$35,097	$28,524	$44,263	$33,100

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes for Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003 is as follows:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Operating income from business groups	$132,955	$124,659	$92,401	$13,976
Corporate/other items	(35,097)	(28,524)	(44,263)	(33,100)
Operating income (loss)	97,858	96,135	48,138	(19,124)
Gain on cancellation of pre-petition indebtedness	—	—	—	(1,692,696)
Fresh start adjustments	—	—	—	(765,726)
Other (income) loss	1,019	(2,197)	(2,817)	359
Interest expense, net	18,080	19,821	20,641	1,751
Income from continuing operations before provision for income taxes	$78,759	$78,511	$30,314	$2,437,188

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Geographic Information:    Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Successor						Predecessor
	Fiscal 2005%		Fiscal 2004%		For the Period February 5, 2003 to January 3, 2004%		For the Period January 5, 2003 to February 4, 2003%
Net revenues:
United States	$1,073,545	71.5%	$1,033,543	72.6%	$946,341	74.9%	$82,824	75.2%
Canada	92,189	6.1%	91,655	6.4%	79,463	6.3%	5,813	5.3%
Europe	252,919	16.9%	236,320	16.6%	197,857	15.6%	17,847	16.2%
Mexico	44,974	3.0%	33,595	2.4%	17,709	1.4%	1,849	1.7%
Asia	37,460	2.5%	29,068	2.0%	22,931	1.8%	1,787	1.6%
	$1,501,087	100.0%	$1,424,181	100.0%	$1,264,301	100.0%	$110,120	100.0%

	December 31, 2005		January 1, 2005
Property, plant and equipment, net:
United States	$92,370	79.0%	$74,318	69.5%
All other	24,625	21.0%	32,619	30.5%
	$116,995	100.0%	$106,937	100.0%

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

Note 9 — Income Taxes

The following presents the United States and foreign components of income from continuing operations before income taxes and discontinued operations:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Income from continuing operations before provision for income taxes:
Domestic	$18,719	$28,858	$(13,351)	$2,440,938
Foreign	60,040	49,653	43,665	(3,750)
Total	$78,759	$78,511	$30,314	$2,437,188

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following presents the components of the Company's total income tax provision from continuing operations:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Current:
Federal	$404	$—	$—	$—
State and local	41	910	1,000	—
Foreign	13,055	10,206	13,275	566
Total current tax provision	$13,500	$11,116	$14,275	$566
Deferred:
Federal	$7,467	$10,254	$1,751	$521,421
State and local	1,228	2,106	452	112,133
Foreign	6,712	6,575	(4,290)	(9,186)
Valuation allowance increase (decrease)	175	1,585	(104)	(546,784)
Total deferred tax provision	$15,582	$20,520	$(2,191)	$77,584
Provision for income taxes	$29,082	$31,636	$12,084	$78,150

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Income from continuing operations before provision for income taxes	$78,759	$78,511	$30,314	$2,437,188
Income tax expense computed at U.S. statutory rate	$27,567	$27,479	$10,610	$853,016
State income taxes, net of federal benefit	821	1,960	944	72,887
Foreign taxes in excess of (less than) the U.S. statutory rate	(1,274)	(598)	(6,312)	1,879
Net U.S. tax on distribution of foreign earnings	—	—	7,106	—
Fresh start adjustments	—	—	—	(303,251)
Other, net	1,793	1,210	(160)	403
Increase (decrease) in valuation allowance	175	1,585	(104)	(546,784)
Provision for income taxes	$29,082	$31,636	$12,084	$78,150

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The components of deferred tax assets and liabilities as of December 31, 2005 and January 1, 2005 were as follows:

	December 31, 2005	January 1, 2005
Deferred tax assets:
Inventory	$10,506	$12,086
Pension and post-retirement benefits	16,805	17,847
Advertising credits	12,947	13,558
Reserves and accruals	24,918	29,312
Net operating losses	132,530	142,596
Other	4,460	2,161
	202,166	217,560
Valuation allowance	(159,965)	(165,835)
Subtotal	42,201	51,725
Gross deferred tax liabilities:
Depreciation and amortization	110,977	106,270
Other	876	8,650
Subtotal	111,853	114,920
Deferred tax liability — net	$(69,652)	$(63,195)

Successor Company:    Realization of the Company's deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions the Company used in forecasting future taxable income require significant judgment and take into account its recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of the end of Fiscal 2005 and 2004, based upon its evaluation of historical and projected results of operations and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets.

In accordance with the methodology discussed above, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that ‘‘more likely than not’’ may not be realized. The valuation allowance decreased to $159,965 (of which $26,727 relates to foreign entities) at December 31, 2005 from $165,835 (of which $30,552 relates to foreign entities) at January 1, 2005, primarily as a result of the utilization of certain net operating loss carryforwards. A portion of the valuation allowance in the amount of approximately $151,080 (of which $20,410 relates to foreign entities) and approximately $157,932 (of which $23,936 relates to foreign entities) at December 31, 2005 and January 1, 2005, respectively, relates to deferred tax assets which were recorded in fresh start accounting. The realization of such amount in future years will be allocated to reduce goodwill and other non-current intangible assets.

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

At December 31, 2005, the Company had U.S. NOL carryforwards of approximately $295,830 (including approximately $246,200 described above that is subject to Section 382) expiring in periods beginning in 2009 through 2024. The Company had foreign NOL carryforwards of approximately $82,543 of which $2,698 expire between the years 2008 and 2015 and $79,845 have an indefinite life. The Company has approximately $1.104 of U.S. alternative minimum tax credit carryforwards which have an indefinite carryforward period. The Company has foreign tax credit carryforwards of $210, of which $5 expires in 2012 and $205 expires in 2013. The Company has state tax credit carryforwards of $844 of which $714 expire in periods beginning in 2006 through 2011. $130 of the Company’s state tax credit carryforwards have an indefinite life.

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

Note 10 — Employee Retirement Plans

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A reconciliation of the balance of domestic plan benefit obligations follows:

	Pension Plan		Other Benefit Plans
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Change in projected benefit obligations:
Benefit obligation at beginning of period	$156,436	$161,677	$5,233	$5,868
Service cost	—	—	302	229
Interest cost	8,658	8,338	394	270
Change in actuarial (gain) loss (a)	(647)	(3,192)	2,001	(498)
Benefits paid	(10,241)	(10,387)	(685)	(636)
Benefit obligation at end of period (b)	$154,206	$156,436	$7,245	$5,233

(a)	The Pension Plan’s actuarial gain in Fiscal 2005 is primarily related to the net effect of a gain related to the change in discount rate of approximately $6,000, a loss related to plan amendments for prior service cost of approximately $3,500 and a loss related to a change in mortality tables effective December 31, 2005 of approximately $2,000. The Other Benefit Plans actuarial loss in Fiscal 2005 is primarily related to an increase in the Company’s contribution percentage toward the cost of retiree medical benefits. The Pension Plan's actuarial gain in Fiscal 2004 is primarily related to the change in the discount rate.

(b)	Pension Plan benefit obligation reflects the domestic pension plan only. In addition the Company had foreign defined benefit plan obligations of $3,886 and $4,048 as of December 31, 2005 and January 1, 2005, respectively, of which $3,780 and $3,697 were classified as retirement obligations on the Company’s Consolidated Balance Sheet as of December 31, 2005 and January 1, 2005, respectively.

A reconciliation of the change in the fair value of domestic plan assets is as follows:

	Pension Plan		Other Benefit Plans
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Fair value of plan assets at beginning of period	$110,440	$97,245	$—	$—
Actual return on plan assets	6,851	11,296	—	—
Employer's contributions	4,978	12,286	685	636
Benefits paid	(10,241)	(10,387)	(685)	(636)
Fair value of plan assets at end of period	$112,028	$110,440	$—	$—
Funded (unfunded) status	$(42,178)	$(45,996)	$(7,245)	$(5,233)
Unrecognized net actuarial loss	—	—	2,350	503
Net amount recognized / Retirement obligations	$(42,178)	$(45,996)	$(4,895)	$(4,730)

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 11—Inventories

	December 31, 2005	January 1, 2005
Finished goods	$242,839	$259,451
Work in process / in transit	55,974	45,384
Raw materials	27,175	30,816
	$325,988	$335,651

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 13—Intangible Assets and Goodwill

The following tables set forth intangible assets at December 31, 2005 and January 1, 2005 and the activity in the intangible asset accounts during Fiscal 2005 and Fiscal 2004:

	December 31, 2005			January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Finite lived intangible assets:
Licenses for a term (Company as licensee)	$108,363	$10,158	$98,205	$104,030	$6,140	$97,890
Licenses for a term (Company as licensor)	5,861	1,790	4,071	5,861	425	5,436
Sales order backlog(a)	—	—	—	11,800	11,800	—
Other(a)	—	—	—	662	662	—
	114,224	11,948	102,276	122,353	19,027	103,326
Indefinite lived intangible assets:
Trademarks	154,397	—	154,397	156,679	—	156,679
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500
	199,897	—	199,897	202,179	—	202,179
Intangible Assets	$314,121	$11,948	$302,173	$324,532	$19,027	$305,505

(a)	During Fiscal 2005, the Company wrote off its fully amortized sales order backlog and other fully amortized finite-lived intangible assets.

	Trademarks	Licenses in Perpetuity	Finite lived Intangible Assets	Total
Balance at January 3, 2004	$125,327	$45,500	$100,696	$271,523
Acquisition of Ocean Pacific(a)	30,000	—	5,861	35,861
Amortization expense	—	—	(3,231)	(3,231)
Translation adjustments	1,352	—	—	1,352

Balance at January 1, 2005	156,679	45,500	103,326	305,505
Acquisition of CK Swimwear(b)	—	—	4,333	4,333
Amortization expense	—	—	(5,383)	(5,383)
Translation adjustments	(2,282)	—	—	(2,282)
Balance at December 31, 2005	$154,397	$45,500	$102,276	$302,173

(a)	Following the acquisition of OP on August 19, 2004 (See Note 2), the Company recorded $30,000 related to the fair value of indefinite-lived trademarks acquired. In addition, the Company recorded $5,861, representing the fair value of finite-lived intangible assets related to license agreements which grant the Company the right to receive royalties for a fixed term. The amortization periods related to these finite- lived intangible assets are equal to the estimated duration of each individual license and range from one to 21 years.

(b)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women’s swimwear. The license was subject to certain remaining rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company acquired the remaining rights under the Calvin Klein swimwear license for $4,333, which is being amortized through June 2007 using the straight-line method.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following table summarizes the Company's weighted average amortization period related to each class of finite-lived intangible asset:

Weighted Average Amortization Period
Finite lived intangible assets:
Licenses for a term (Company as licensee)	38 years
Licenses for a term (Company as licensor)	9 years

The following table summarizes the Company's estimated amortization expense for intangible assets for the next five years:

2006	$5,730
2007	4,691
2008	3,418
2009	3,286
2010	2,998

The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2005 and for Fiscal 2004:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at January 3, 2004	$22,335	$10,592	$15,002	$47,929
Adjustment:
Acquisition of Ocean Pacific(a)	—	—	17,664	17,664
Acquisition of joint venture(b)	370	—	—	370
Income taxes(c)	(9,525)	(4,516)	(8,251)	(22,292)

Goodwill balance at January 1, 2005	13,180	6,076	24,415	43,671
Adjustment:
Income taxes(d)	(7,422)	(3,830)	(5,001)	(16,253)
Other(e)	(49)	1,854	820	2,625
Goodwill balance at December 31, 2005	$5,709	$4,100	$20,234	$30,043

(a)	Following the acquisition of OP on August 19, 2004 (See Note 2), the Company recorded $17,664 related to goodwill associated with the acquisition. Approximately $1,713 related to the acquired goodwill and other intangible assets is expected to be deductible for income tax purposes over the next three years. OP is included in the Company's Swimwear Group. Any contingent payments ultimately recorded by the Company will be recorded as an increase in the purchase price of OP and as an increase in goodwill.

(b)	Relates to the acquisition of the remaining shares of the Company’s 50% owned joint venture distribution center located in Holland.

(c)	Relates primarily to deferred tax adjustments due to basis differences resulting from the filing of the Company's 2003 U.S. corporate income tax return, offset by the decrease in the valuation allowance as a result of the realization of certain deferred tax assets.

(d)	Relates primarily to adjustments to deferred taxes resulting from a completed assessment of one of the Company’s foreign tax returns by taxing authorities, as well as the realization during the current year of certain deferred tax assets that existed as of the Effective Date.

(e)	Reflects, among other items, amounts accrued during Fiscal 2005 for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The consideration for the acquisition is based primarily on the cost of inventory sourced by the acquired entity from the date of acquisition through February 26, 2006. The Company expects that the total purchase price for the acquisition will approximate $2,200.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 14—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2005 and January 1, 2005 are summarized below:

	December 31, 2005	January 1, 2005
Foreign currency translation adjustments(a)	$4,505	$15,544
Other	163	17
Total accumulated other comprehensive income	$4,668	$15,561

(a)	The decrease in foreign currency translation adjustments from January 1, 2005 to December 31, 2005 primarily reflects the strengthening of the United States dollar compared to the euro.

Note 15—Debt

Debt was as follows:

	December 31, 2005	January 1, 2005
8 7/8% Senior Notes due 2013	$210,000	$210,000
Capital lease obligations	—	799
Total debt	$210,000	$210,799

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

On November 12, 2003, the Revolving Credit Facility had been amended to modify certain covenants and definitions including those relating to asset sales, retirement of debt and acquisitions.

On August 1, 2004, the Revolving Credit Facility had been amended to modify certain covenants and reduce the amount of available borrowings from $275,000 to $175,000, thereby reducing fees paid. The covenants which were modified included those relating to incurring debt and liens, investments asset sales restricted payments and retirement of debt.

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

The Company's obligations under the term loan facility are guaranteed by the same parties as had guaranteed the Revolving Credit Facility, and are secured by the same assets as had secured the Revolving Credit Facility except that the lenders under the two loan facilities have different lien priorities in the collateral.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

As discussed in Note 23, the Company restated its consolidated financial statements for the Fourth Quarter 2005 and for Fiscal 2005. As a result of the restatements, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement at December 31, 2005. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the requisite lenders under the Amended and Restated Credit Agreement. The Company expects that it will be in full compliance with all covenants under the Amended and Restated Credit Agreement before the waiver expires.

Ocean Pacific Acquisition Debt

On August 19, 2004, the Company assumed $1,000 of debt as part of the acquisition of OP. The debt was paid in full simultaneously with the closing of the acquisition.

Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company's foreign subsidiaries (the ‘‘Foreign Subsidiaries’’) entered into a $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, the lending bank's base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each other’s obligations under the Foreign Revolving Credit Facility. The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries' capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company's ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. As of December 31, 2005, the Company had no borrowing outstanding under the Foreign Revolving Credit Facility.

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

Note 16 — Stockholders’ Equity

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

    2003 Stock Incentive Plan

The Board of Directors and Compensation Committee thereof are responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the ‘‘2003 Stock Incentive Plan’’) and determined, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vested or became exercisable. The Company has reserved 5,000,000 shares of New Common Stock for stock-based compensation awards under the 2003 Stock Incentive Plan. Pursuant to the 2003 Stock Incentive Plan the Company granted, net of cancellations, 120,282, 196,275 and 654,750 shares of restricted stock during Fiscal 2005, Fiscal 2004 and the period February 5, 2003 to January 3, 2004, respectively. Substantially all the grants of restricted stock in Fiscal 2005 and Fiscal 2004 vest annually with respect to 1/3 of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on each date. The fair market value of the New Common Stock on the date of the grants during Fiscal 2005 ranged from $20.87 to $25.52 per share. The fair market value of the New Common Stock on the date of the grants during Fiscal 2004 ranged from

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

$16.30 to $20.91 per share. Substantially all the grants of restricted stock for the period February 5, 2003 to January 3, 2004 vest, with respect to 25% of the shares, six months after the grant date and, with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. The fair market value of the New Common Stock on the date of the grants for the period February 5, 2003 to January 3, 2004 ranged from $9.55 to $16.95 per share. At December 31, 2005, under the 2003 Stock Incentive Plan, there were approximately 260,885 shares available for future grants of either stock options or restricted stock awards.

Information related to options is summarized below:

	Fiscal 2005		Fiscal 2004		For the period February 5, 2003 to January 3, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,464,500	$14.28	2,602,000	$10.85	—
Granted	986,900 (a)	21.05	1,588,000 (b)	18.35	2,906,000 (c)	$10.80
Exercised	(273,634)	12.14	(377,500)	10.56	(17,000)	10.45
Cancelled	(214,466)	16.59	(348,000)	12.23	(287,000)	10.43
Outstanding at end of period	3,963,300	16.24	3,464,500	14.28	2,602,000	10.85

Options exercisable at end of period	1,582,711	$13.00	864,250	$10.63	637,000	$10.25

(a)	Substantially all options granted during Fiscal 2005 vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on such date. Exercise prices ranged from $20.87 to $25.52 per share per share, which represented the fair market value of the New Common Stock at the date of grant. The options have a 10 year term.

(b)	Substantially all options granted during Fiscal 2004 vest annually with respect to one-third of the shares on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Exercise prices ranged from $16.30 to $20.91 per share, which represented the fair market value of the New Common Stock at the date of grant. The options have a 10 year term.

(c)	Substantially all options granted during the period February 5, 2003 to January 3, 2004 vest, with respect to 25% of the shares, six months after the grant date, and with respect to an additional 25% of such shares, each anniversary after the first vesting date for a period of three years. Exercise prices ranged from $9.55 to $16.95 per share, which represented the fair market value of the New Common Stock at the date of grant. The options have a 10 year term.

Information related to options outstanding at December 31, 2005 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$9.55 – $12.74	$1,440,000	7.2	$10.08	$1,020,000	$10.05
$12.75 – $15.94	16,000	7.6	15.43	8,000	15.43
$15.95 – $19.13	1,099,400	8.1	17.64	385,802	17.55
$19.14 – $22.33	1,320,900	9.1	21.26	168,909	20.31
$22.34 – $25.52	87,000	9.7	24.56	—	—
	$3,963,300	8.2	$16.24	$1,582,711	$13.00

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following represents the reconciliation of the number of shares of New Common Stock and treasury stock issued and outstanding as of December 31, 2005:

	December 31, 2005	January 1, 2005
Common Stock:
Balance at beginning of year	45,655,515	45,188,683
Shares issued to directors	20,975	8,807
Shares issued upon exercise of stock options	267,834	313,400
Shares issued upon vesting of restricted stock grants	202,545	144,625
Balance at end of year	46,146,869	45,655,515

Treasury Stock:
Balance at beginning of year	638	22,766
Purchases of Common Stock(a)	58,285	50,158
Shares issued upon vesting of restricted stock grants	(10,625)	(8,186)
Shares issued upon exercise of stock options	(5,800)	(64,100)
Balance at end of year	42,498	638

(a)	For Fiscal 2005, represents 9,151 shares purchased under the Company’s share repurchase program and 49,134 shares surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock. For Fiscal 2004, represents shares surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 17—Income per Common Share

	Successor			Predecessor
	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003
Numerator for basic and diluted income per common share:
Income from continuing operations	$49,677	$46,875	$18,230	$2,359,038

Basic:
Weighted average number of shares outstanding used in computing income per common share	45,872,308	45,418,069	45,060,724	52,989,965
Income per common share from continuing operations	$1.08	$1.03	$0.40	$44.52

Diluted:
Weighted average number of shares outstanding	45,872,308	45,418,069	45,060,724	52,989,965
Effect of dilutive securities:
Employee stock options	694,971	544,972	219,318	—
Unvested employees' restricted stock	236,774	215,494	182,518	—
Weighted average number of shares and share equivalents outstanding	46,804,053	46,178,535	45,462,560	52,989,965
Income per common share from continuing operations	$1.06	$1.02	$0.40	$44.52

Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	84,600	479,200	246,000	—

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

The Company had capital lease obligations of $394 (classified in accrued liabilities) and $799 (classified in long-term debt) as of December 31, 2005 and January 1, 2005, respectively.

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

During Fiscal 2005, the Company entered into agreements to guarantee certain purchase orders by one of its finished goods contractors with vendors of raw materials (to a maximum of $3,700). As of December 31, 2005, the Company had recorded inventory purchases of $3,200 related to these guarantees and approximately $500 of the guarantees were still outstanding. The guarantees expire at various times through March 2006. The estimated fair value of the guarantees was not material to the Company’s consolidated financial statements as of December 31, 2005.

As of December 31, 2005, the Company had purchase obligations of $7,930, $350, $350 and $350 for fiscal 2006, 2007, 2008 and 2009, respectively. These obligations include payments for software maintenance and licensing fees, store fixtures, and advertising.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 19 — Financial Instruments

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

The carrying amounts and fair value of the Company's financial instruments are as follows:

	December 31, 2005		January 1, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable	$210,204	$210,204	$219,805	$219,805
Note receivable	7,439	7,439	13,993	13,993
Accounts payable	126,333	126,333	122,418	122,418
Senior Notes	207,644	226,275	209,771	231,000
Interest rate swaps – net loss	2,356	2,356	229	229
Letters of credit	—	59,956	—	61,097
Foreign currency exchange contracts	98	98	—	—

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 20 — Cash Flow Information

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

Note 21 — Legal Matters

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

SEC Inquiry:    On August 8, 2006, the Company announced that it would restate its previously reported financial statements for Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company's 2006 second quarter closing review and certain other errors. The irregularities primarily relate to the accounting for certain returns and customer allowances at the Company's Chaps menswear division. These matters were reported to the Company's Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

error which resulted from the implementation of the Company's new systems infrastructure at its Swimwear Group during the Three Months Ended April 1, 2006, and certain immaterial errors, the Audit Committee accepted management's recommendation that the Company restate its financial statements.

In connection with the restatements, the Company contacted the Securities and Exchange Commission (‘‘SEC’’) staff to inform them of the restatements and the Company's related investigation. The SEC staff has initiated an informal inquiry with respect to such matters. The Company is cooperating fully with the SEC in its informal inquiry.

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

Note 22 — Supplemental Consolidating Condensed Financial

The following tables set forth supplemental consolidating condensed financial information as of December 31, 2005 (as restated, see Note 23) and January 1, 2005 and for Fiscal 2005 (as restated, see Note 23), Fiscal 2004, the period February 5, 2003 to January 3, 2004, and the period January 5, 2003 to February 4, 2003 for: (i) The Warnaco Group, Inc., (ii) Warnaco Inc., (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’), (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’) and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.'s domestic subsidiaries. See Note 15.

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$459,824	$614,262	$427,001	$—	$1,501,087
Cost of goods sold	—	348,791	417,674	228,778	—	995,243
Gross profit	—	111,033	196,588	198,223	—	505,844
Selling, general and administrative expenses	—	139,974	140,699	126,253	—	406,926
Pension expense	—	1,160	—	403	—	1,563
Restructuring expense (income)	—	685	—	(1,188)	—	(503)
Operating income (loss)	—	(30,786)	55,889	72,755	—	97,858
Equity in income of subsidiaries	(49,492)	—	—	—	49,492	—
Intercompany	—	1,223	(14,979)	13,756	—	—
Other (income) loss	—	(1,093)	1,087	1,025	—	1,019
Interest (income) expense, net	—	58,554	(41,579)	1,105	—	18,080
Income (loss) from continuing operations before provision for income taxes	49,492	(89,470)	111,360	56,869	(49,492)	78,759
Provision (benefit) for income taxes	—	(33,036)	41,120	20,998	—	29,082
Income (loss) from continuing operations	49,492	(56,434)	70,240	35,871	(49,492)	49,677
Loss from discontinued operations, net of income taxes	—	—	(165)	(20)	—	(185)
Net income (loss)	$49,492	$(56,434)	$70,075	$35,851	$(49,492)	$49,492

	Fiscal 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$437,249	$596,835	$390,097	$—	$1,424,181
Cost of goods sold	—	334,057	400,950	216,191	—	951,198
Gross profit	—	103,192	195,885	173,906	—	472,983
Selling, general and administrative expenses	—	139,706	124,025	114,771	—	378,502
Pension income	—	(6,150)	—	(634)	—	(6,784)
Restructuring expense	—	4,387	109	634	—	5,130
Operating income (loss)	—	(34,751)	71,751	59,135	—	96,135
Equity in income of subsidiaries	(42,517)	—	—	—	42,517	—
Intercompany	—	6,824	(18,032)	11,208	—	—
Other (income) loss	—	(19,243)	18,961	(1,915)	—	(2,197)
Interest (income) expense, net	—	43,895	(25,037)	963	—	19,821
Income (loss) from continuing operations before provision for income taxes	42,517	(66,227)	95,859	48,879	(42,517)	78,511
Provision (benefit) for income taxes	—	(26,686)	38,626	19,696	—	31,636
Income (loss) from continuing operations	42,517	(39,541)	57,233	29,183	(42,517)	46,875
Income (loss) from discontinued operations, net of income taxes	—	—	(4,812)	454	—	(4,358)
Net income (loss)	$42,517	$(39,541)	$52,421	$29,637	$(42,517)	$42,517

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

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,965)	$77,617	$11,672	$49,718	$—	$137,042
Net cash provided by (used) in operating activities from discontinued operations	—	—	(274)	1,298	—	1,024
Net cash provided by (used in) operating activities	(1,965)	77,617	11,398	51,016	—	138,066
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6,299	—	47	—	6,346
Purchase of property, plant and equipment	—	(20,679)	(6,606)	(8,040)	—	(35,325)
Business acquisitions	—	(1,236)	—	(278)	—	(1,514)
Preacquisition costs	—	—	—	(1,901)	—	(1,901)
Purchase of intangible asset	—	—	(4,333)	—	—	(4,333)
Net cash used in investing activities	—	(15,616)	(10,939)	(10,172)	—	(36,727)
Cash flows from financing activities:
Repayment of capital lease obligations	—	—	—	(405)	—	(405)
Payment of deferred financing costs	—	(386)	—	(1,239)	—	(1,625)
Proceeds from issuance of stock, net	3,005	—	—	—	—	3,005
Purchase of treasury stock	(1,040)	—	—	—	—	(1,040)
Net cash provided by (used in) financing activities	1,965	(386)	—	(1,644)	—	(65)
Translation adjustments	—	—	—	(2,661)	—	(2,661)
Increase in cash and cash equivalents	—	61,615	459	36,539	—	98,613
Cash and cash equivalents, excluding restricted cash, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, excluding restricted cash, at end of period	$—	$105,770	$581	$57,850	$—	$164,201

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

Note 23—Restatement

During the course of completing its second quarter review process for the second quarter of fiscal 2006, the Company discovered certain irregularities primarily in the accounting for certain return authorizations and customer allowances at its Chaps menswear division. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the Fourth Quarter Fiscal 2005 and Fiscal 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

As a result of the irregularities in the accounting for certain return authorizations and customer allowances, the Company’s net revenues were overstated by $3,328 (a $2,111 overstatement of income from continuing operations, net of income taxes of $1,217) in the Fourth Quarter 2005 and Fiscal 2005.

Additionally, the Company identified other errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for the current or any prior period but are being corrected as part of the restatement. The correction of these immaterial errors resulted in a decrease of $449 (net of income tax benefit of $258) in income from continuing operations from the amount originally reported for the Fourth Quarter 2005 and Fiscal 2005.

The corrections of these irregularities and errors are reflected in the Company’s restated consolidated balance sheets at December 31, 2005 and the Company’s restated consolidated statements of operations for Fiscal 2005. The effects of the restatements are summarized below.

The Company’s consolidated statement of operations for the Fourth Quarter 2005 is restated as follows:

Statement of Operations:	As Previously Reported	Adjustments	As Restated

Net revenue	$362,544	$(3,328)	$359,216
Cost of goods sold	235,572	444	236,016
Total gross profit	126,972	(3,772)	123,200
Selling, general and administrative expenses	107,275	262	107,537
Pension expense	21	—	21
Operating income	19,676	(4,034)	15,642
Other (income) loss	288	—	288
Interest expense, net	4,377	—	4,377
Income (loss) from continuing operations before provision for income taxes	15,011	(4,034)	10,977
Provision (benefit) for income taxes	5,558	(1,474)	4,084
Income from continuing operations	9,453	(2,560)	6,893
Loss from discontinued operations	28	—	28
Net income	$9,425	$(2,560)	$6,865
Basic income per common share: Income from continuing operations	$0.21		$0.15
Loss from discontinuing operations	(0.01)		—
Net income	$0.20		$0.15
Diluted income per common share:
Income from continuing operations	$0.20		$0.15
Loss from discontinuing operations	—		—
Net income	$0.20		$0.15

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The Company’s consolidated statement of operations for Fiscal 2005 is restated as follows:

Statement of Operations:	As Previously Reported	Adjustments	As Restated
Net revenue	$1,504,415	$(3,328)	$1,501,087
Cost of goods sold	994,799	444	995,243
Total gross profit	509,616	(3,772)	505,844
Selling, general and administrative expenses	406,664	262	406,926
Pension expense	1,563	—	1,563
Restructuring expense (income)	(503)	—	(503)
Operating income	101,892	(4,034)	97,858
Other (income) loss	1,019	—	1,019
Interest expense, net	18,080	—	18,080
Income (loss) from continuing operations before provision for income taxes	82,793	(4,034)	78,759
Provision (benefit) for income taxes	30,556	(1,474)	29,082
Income from continuing operations	52,237	(2,560)	49,677
Loss from discontinued operations	185	—	185
Net income	$52,052	$(2,560)	$49,492
Basic income per common share:
Income from continuing operations	$1.14		$1.08
Loss from discontinuing operations	(0.01)		—
Net income	$1.13		$1.08
Diluted income per common share:
Income from continuing operations	$1.12		$1.06
Loss from discontinuing operations	(0.01)		—
Net income	$1.11		$1.06

The Company’s December 31, 2005 consolidated balance sheet is restated as follows:

Balance Sheet:	As Previously Reported	Adjustments	As Restated
Accounts receivable, net	$213,364	$(3,160)	$210,204
Inventories	326,274	(286)	325,988
Total current assets	751,414	(3,446)	747,968
Goodwill	28,762	1,281	30,043
Total assets	1,222,216	(2,165)	1,220,051
Accrued liabilities	89,807	588	90,395
Accrued income taxes payable	22,162	(193)	21,969
Total current liabilities	252,809	395	253,204
Retained earnings	94,406	(2,560)	91,846
Total stockholders' equity	632,047	(2,560)	629,487
Total liabilities and stockholders' equity	1,222,216	(2,165)	1,220,051

The above restatements did not have any effect on the Company’s net cash flows from operating activities, financing activities or investing activities for the Fiscal 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 24 — Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of Fiscal 2005 and Fiscal 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2005 and Fiscal 2004. The operating results for the Fourth Quarter 2005 have been restated, See Note 23. The operating results for any period are not necessarily indicative of results for any future periods.

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(As Restated)
Net revenues	$439,541	$374,679	$327,651	$359,216
Gross profit	157,008	112,971	112,665	123,200
Income from continuing operations	29,226	6,581	6,977	6,893
Income (loss) from discontinued operations, net of taxes	125	(253)	(29)	(28)
Net income	29,351	6,328	6,948	6,865

Basic income per common share:
Income from continuing operations	$0.64	$0.14	$0.15	$0.15
Loss from discontinued operations	—	—	—	—
Net income	$0.64	$0.14	$0.15	$0.15

Diluted income per common share:
Income from continuing operations	$0.63	$0.14	$0.15	$0.15
Loss from discontinued operations	—	—	—	—
Net income	$0.63	$0.14	$0.15	$0.15

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$393,253	$332,077	$324,434	$374,417
Gross profit	141,497	103,432	102,673	125,381
Income from continuing operations	23,702	4,430	1,866	16,877
Income (loss) from discontinued operations, net of taxes	(3,478)	12	(262)	(630)
Net income	20,224	4,442	1,604	16,247

Basic income per common share:
Income from continuing operations	$0.52	$0.10	$0.04	$0.37
Loss from discontinued operations	(0.07)	—	(0.01)	(0.01)
Net income	$0.45	$0.10	$0.03	$0.36

Diluted income per common share:
Income from continuing operations	$0.51	$0.10	$0.04	$0.36
Loss from discontinued operations	(0.07)	—	(0.01)	(0.01)
Net income	$0.44	$0.10	$0.03	$0.35

SCHEDULE II

THE WARNACO GROUP, INC.
VALUATION & QUALIFYING ACCOUNTS & RESERVES (5)
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charges to Cost and Expenses (1)		Other Additions / Reclassification		Deductions		Balance at End of Period
Period January 5, 2003 to February 4, 2003
Receivable allowances	$87,512	$8,806	(3)	$—		$(96,318	)(5)	$—
Tax valuation allowance	$670,772	$—		$(34,669	)(6)	$(546,784	)(7)	$89,319
Period February 5, 2003 to January 3, 2004
Receivable allowances	$—	$148,677	(3)	$(6,375	)(4)	$(84,866	)(2)	$57,436
Tax valuation allowance	$89,319	$(104)		$41,894	(6)	$—		$131,109
Fiscal 2004
Receivable allowances	$57,436	$151,564		$—		$(154,057	)(2)	$54,943
Tax valuation allowance	$131,109	$1,585		$33,141	(6)	$—		$165,835
Fiscal 2005
Receivable allowances (as restated)	$54,943	$169,731		$—		$(173,257	)(2)	$51,417
Tax valuation allowance (as restated)	$165,835	$90		$(5,960	)(6)	$—		$159,965

(1)	With respect to receivable allowances, includes bad debts, cash discounts, allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)	Amounts include reserve balances for discontinued operations.

(4)	Reclassification of reserve amounts for discontinued operations, which assets were classified as current assets of discontinued operations as of January 3, 2004.

(5)	Reflects elimination of reserves upon the adoption of fresh start accounting and the resulting valuation of accounts receivable at fair value.

(6)	Relates primarily to adjustments to the Company’s valuation allowance resulting from changes in its deferred taxes due to: (a) basis differences resulting from the filing of the Company’s 2003 U.S. corporate income tax return, (b) finalized assessments of the Company’s foreign tax returns by local taxing authorities, and (c) the realization of certain deferred tax assets that existed as of the date of the Company’s emergence from bankruptcy.

(7)	Includes an adjustment to the valuation allowance recorded in connection with the Company’s adoption of fresh start accounting.

A-1