Form 10-Q/A
period 2006-04-01
WARNACO GROUP INC /DE/
filed 2006-09-07
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 (this ‘‘Form 10-Q/A’’) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006 (the ‘‘Original 10-Q’’) is being filed to restate the Company’s financial statements for the First Quarter 2006. The restatement of the Company’s financial statements for the Fourth Quarter 2005 and Fiscal 2005 were included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for Fiscal 2005 filed with the SEC on September 6, 2006.

As described in the Company’s August 8, 2006 announcement, the restatement set forth in this Form 10-Q/A is required to correct for certain irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps® menswear division and errors resulting from the implementation of a new systems infrastructure at the Company’s Swimwear Group (referred to in the Original 10-Q as the ‘‘ERP System’’). The restatement also corrects for certain immaterial errors.

This Form 10-Q/A also includes revisions and additional disclosures in response to comments from the SEC staff included in an SEC comment letter to the Company dated July 6, 2006. Although the SEC’s comments did not require the Company to amend its previous filings, the revisions and additional disclosures included in this Form 10-Q/A reflect the Company’s commitment to address the SEC staff’s comments in future filings.

Except as required to reflect the items mentioned above, no other modifications or updates have been made to the Original 10-Q. Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original 10-Q. This Form 10-Q/A does not describe events occurring after the Original 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Specifically, this Form 10-Q/A amends and restates Part I—Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures and Part II, Item 1. Legal Proceedings and Item 6. Exhibits of the Original 10-Q, in each case, solely to reflect the items described above, and no other information in the Original 10-Q is amended hereby. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-Q/A includes, as Exhibits 31.1, 31.2 and 32.1, currently dated certifications of the President and Chief Executive Officer and the Executive Vice President—Chief Financial Officer, pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	April 1, 2006	December 31, 2005	April 2, 2005
	(As Restated) (See Note 18)
ASSETS
Current assets:
Cash and cash equivalents	$63,153	$164,201	$45,865
Accounts receivable, less reserves of $63,601, $51,417 and $51,609 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively	362,371	210,204	283,305
Inventories	356,707	325,988	324,529
Assets of discontinued operations	—	—	1,706
Prepaid expenses and other current assets (including deferred income taxes of $9,105, $2,666 and $775 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	73,450	47,575	55,398
Total current assets	855,681	747,968	710,803
Property, plant and equipment, net	130,337	116,995	105,799
Licenses, trademarks and other intangible assets, net	476,860	302,173	303,537
Goodwill	101,593	30,043	42,458
Other assets (including deferred income taxes of $4,000, $3,736 and $5,508 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	21,289	22,872	24,841
Total assets	$1,585,760	$1,220,051	$1,187,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$43,129	$—	$—
Accounts payable	194,904	126,333	114,640
Accrued liabilities	112,198	103,314	88,889
Accrued income taxes payable (including deferred income taxes of $1,487, $1,588 and $1,762 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	43,430	23,557	31,957
Total current liabilities	393,661	253,204	235,486
Long-term debt	388,200	210,000	210,686
Other long-term liabilities (including deferred income taxes of $99,574, $74,466 and $73,952 as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively)	155,173	127,360	136,740
Commitments and contingencies (See Notes 3, 4, 6, 7, 9, 11, 15, 16 and 17)
Preferred stock (See Note 12)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,346,687, 46,146,869 and 45,811,692 issued as of April 1, 2006, December 31, 2005, and April 2, 2005, respectively	463	461	458
Additional paid-in capital	538,015	533,565	521,887
Accumulated other comprehensive income	6,718	4,668	10,786
Retained earnings	105,728	91,846	71,705
Treasury stock, at cost, 90,316, 42,498 and 12,714 shares as of April 1, 2006, December 31, 2005 and April 2, 2005, respectively	(2,198)	(1,053)	(310)
Total stockholders' equity	648,726	629,487	604,526
Total liabilities and stockholders' equity	$1,585,760	$1,220,051	$1,187,438

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(As Restated) (See Note 18)
Net revenues	$462,780	$439,541
Cost of goods sold	291,389	282,533
Gross profit	171,391	157,008
Selling, general and administrative expenses	136,801	102,837
Amortization of intangible assets	3,429	977
Pension expense (income)	(28)	271
Restructuring expense	—	6
Operating income	31,189	52,917
Other loss (income)	1,850	(91)
Interest expense, net	7,944	5,034
Income from continuing operations before provision for income taxes	21,395	47,974
Provision for income taxes	7,513	18,748
Income from continuing operations	13,882	29,226
Income from discontinued operations, net of income taxes	—	125
Net income	$13,882	$29,351
Basic income per common share:
Income from continuing operations	$0.30	$0.64
Income from discontinued operations	—	—
Net income	$0.30	$0.64
Diluted income per common share:
Income from continuing operations	$0.30	$0.63
Income from discontinued operations	—	—
Net income	$0.30	$0.63
Weighted average number of shares outstanding used in computing income per common share:
Basic	46,147,169	45,684,570
Diluted	46,734,984	46,422,928

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(As Restated) (See Note 18)
Cash flows from operating activities:
Net income	$13,882	$29,351
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	—	(125)
Depreciation and amortization	11,880	8,211
Stock compensation	3,359	2,160
Provision for trade and other bad debts	984	423
Inventory writedowns	12,251	6,135
Other	352	679
Change in operating assets and liabilities:
Accounts receivable	(87,228)	(63,923)
Inventories	12,070	4,987
Prepaid expenses and other assets	(1,886)	(6,297)
Accounts payable, accrued expenses and other liabilities	9,933	(10,749)
Accrued income taxes	4,280	17,000
Net cash used in operating activities from continuing operations	(20,123)	(12,148)
Net cash used in operating activities from discontinued operations	—	(484)
Net cash used in operating activities	(20,123)	(12,632)
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	1,156	1,428
Purchase of property, plant & equipment	(8,633)	(5,093)
Business acquisitions, net of cash acquired	(203,364)	—
Other	9	(78)
Net cash used in investing activities	(210,832)	(3,743)
Cash flows from financing activities:
Debt issued with business acquisition	180,000	—
Payment of debt assumed on business acquisition	(44,518)	—
Payment of short-term notes payable	(3,493)	—
Payment of deferred financing costs	(2,628)	—
Purchase of treasury stock	(1,145)	(297)
Proceeds from the exercise of employee stock options	1,093	1,138
Other	—	(709)
Net cash provided by financing activities	129,309	132
Translation adjustments	598	(3,480)
Decrease in cash and cash equivalents	(101,048)	(19,723)
Cash and cash equivalents at beginning of period	164,201	65,588
Cash and cash equivalents at end of period	$63,153	$45,865

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

Restatement: The Company has restated its consolidated condensed financial statements for the period January 1, 2006 to April 1, 2006 (the ‘‘Three Months Ended April 1, 2006’’). See Note 18.

Basis of Consolidation and Presentation: The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the ‘‘SEC’’) on September 6, 2006.

All inter-company accounts have been eliminated in consolidation.

Periods Covered: The Three Months Ended April 1, 2006 and the period January 2, 2005 to April 2, 2005 (the ‘‘Three Months Ended April 2, 2005’’) each contained thirteen weeks of operations.

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

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As such, results for prior periods have not been restated. The computation of stock-based compensation using SFAS 123R compared to the computation of stock-based compensation using SFAS 148 resulted in a reduction in stock-based compensation expense of $360 for the Three Months

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Ended April 1, 2006 as a result of the use of an estimated forfeiture rate in the computation of stock-based compensation. The reduction in stock-based compensation expense caused income before income taxes to increase by $360, net income to increase by $232 and basic income per common share to increase by $0.01 for the Three Months Ended April 1, 2006 as a result of the use of an estimated forfeiture rate in the computation of stock-based compensation. The reduction in stock-based compensation expense did not have any effect on diluted income per common share, cash provided by operating activities or cash provided by financing activities for the Three Months Ended April 1, 2006. The cumulative effect of the adoption of SFAS 123R was not material.

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

A summary of the activity for unvested restricted share/unit awards as of April 1, 2006 and changes during the Three Months Ended April 1, 2006 is presented below:

	Restricted Shares/Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2006	613,825	$19.47
Granted	355,500	23.36
Vested	(129,065)	20.85
Forfeited	(4,356)	20.74
Unvested as of April 1, 2006	835,904	$20.90

The following table summarizes information about options outstanding as of April 1, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding at April 1, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Exercisable at April 1, 2006	Weighted Average Exercise Price	Intrinsic Value
$9.55 – $13.20	1,397,000	7.0	$10.06	$19,469	979,500	$10.03	$13,680
$13.21 – $16.85	220,000	7.4	16.65	1,618	164,667	16.65	1,211
$16.86 – $20.50	1,237,000	8.1	18.57	6,721	603,168	18.31	3,429
$20.51 – $24.15	1,861,447	9.5	22.49	2,816	265,399	21.72	605
$24.16 – $27.80	134,500	9.7	25.18	—	—	—	—
	4,849,947	8.3	$17.72	$30,624	2,012,734	$14.60	$18,925

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

The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005 are as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Weighted-average grant date fair value of options granted	$8.59	$8.60
Intrinsic value of options exercised	8.52	12.42
Intrinsic value of restricted shares/units vested	23.95	24.21

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

Recent Accounting Pronouncements: In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. As discussed in Note 18, the Company restated its consolidated financial statements for the Three Months Ended April 1, 2006 in accordance with the provisions of SFAS 154.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (‘‘SFAS 155’’). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material effect on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on its consolidated financial statements.

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

The following unaudited pro forma statement of operations data for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005 gives effect to the CKJEA Acquisition as if it had occurred at the beginning of each period presented. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred at the beginning of each period presented, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the Company’s preliminary purchase price allocation. Definitive allocations (which will be based on, among other things, appraisals and estimates of the fair values of assets and liabilities acquired) may differ significantly from the unaudited pro forma amounts included herein and may also effect the actual net income reported in future periods.

	Three Months Ended
	April 1, 2006	April 2, 2005
	(All amounts unaudited)
Net revenues	$495,887	$518,322
Net income	16,507	36,247
Net income per share – basic	0.36	0.79
Net income per share – diluted	0.35	0.78

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

Note 3—Discontinued Operations

As disclosed in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, the Company discontinued certain operations in prior periods. Summarized operating results for the discontinued operations are as follows:

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

Note 5—Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear and loungewear under the Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, J. Lo by Jennifer Lopez®, Calvin Klein®, Lejaby®, Axcelerate Engineered by Speedo™ and Rasurel®brand names. As of April 1, 2006, the Intimate Apparel Group also operated 167 Calvin Klein retail stores worldwide (consisting of 87 stores directly operated by the Intimate Apparel Group, including one on-line store, and 80 stores operated under retail licenses or distributor agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and junior's sportswear under the Calvin Klein and Chaps®brands. During the Three Months Ended April 1, 2006, the Company acquired (as part of its Sportswear Group) the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See Note 2. As of April 1, 2006, the Sportswear

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Group operated 319 Calvin Klein retail stores worldwide (consisting of 198 stores/shop-in-shop locations directly operated by the Sportswear Group and 121 stores/shop-in-shop locations operated under retail licenses or distributor agreements). These Sportswear Group Calvin Klein retail stores were acquired as part of the CKJEA Acquisition. Net revenues and operating income for the Sportswear Group for the Three Months Ended April 1, 2006 have been restated. See Note 18.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, OP®, Axcelerate/Axcelerate Engineered by Speedo™ and Calvin Klein brand names. As of April 1, 2006, the Swimwear Group also operated three Speedo outlet stores and one on-line store. Net revenues and operating income for the Swimwear Group for the Three Months Ended April 1, 2006 have been restated. See Note 18.

Information by business group, excluding discontinued operations, is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Three Months Ended April 1, 2006
Net revenues	$167,872	$153,703	$141,205	$462,780	$—	$462,780
Operating income (loss)	7,942	15,813	14,082	37,837	(6,648)	31,189
Depreciation and amortization	5,311	2,910	2,927	11,148	732	11,880
Capital expenditures	1,258	912	1,224	3,394	4,298	7,692
Three Months Ended April 2, 2005
Net revenues	$130,363	$151,775	$157,403	$439,541	$—	$439,541
Operating income (loss)	14,617	12,099	34,132	60,848	(7,931)	52,917
Depreciation and amortization	2,709	2,602	2,140	7,451	760	8,211
Restructuring expense	—	—	—	—	6	6
Capital expenditures	205	761	520	1,486	4,752	6,238
Balance Sheet
Total Assets:
April 1, 2006	$665,943	$289,738	$400,762	$1,356,443	$229,317	$1,585,760
December 31, 2005	230,066	280,791	362,550	873,407	346,644	1,220,051
April 2, 2005	268,283	319,526	358,554	946,363	241,075	1,187,438
Property, Plant and Equipment:
April 1, 2006	$24,155	$17,557	$17,905	$59,617	$70,720	$130,337
December 31, 2005	9,703	19,061	17,607	46,371	70,624	116,995
April 2, 2005	8,178	16,109	15,649	39,936	65,863	105,799

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges, depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes. In conjunction with an evaluation of the Company’s overall segment reporting and to reflect how management currently views the business, a portion of corporate overhead expenses (i.e., those that relate directly to segments) were allocated to each segment (based on specific usage or other allocation methods) beginning with the Three Months Ended April 1, 2006. For comparative purposes, prior period segment results have been revised to conform to the current period presentation.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended
	April 1, 2006	April 2, 2005
Unallocated corporate departmental expenses	$5,916	$7,165
Restructuring expense	—	6
Depreciation and amortization of corporate assets	732	760
Corporate/other items	$6,648	$7,931

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Operating income from business groups	$37,837	$60,848
Corporate/other items	(6,648)	(7,931)
Operating income	31,189	52,917
Other loss (income)	1,850	(91)
Interest expense, net	7,944	5,034
Income from continuing operations before
provision for income taxes	$21,395	$47,974

Geographic Information: Net revenues summarized by geographic location are as follows:

	Three Months Ended
	April 1, 2006		April 2, 2005
Net revenues:
United States	$284,572	61.5%	$322,375	73.3%
Europe	99,747	21.6%	70,283	16.0%
Canada	24,092	5.2%	25,900	5.9%
Mexico	13,176	2.8%	12,144	2.8%
Asia	41,193	8.9%	8,839	2.0%
	$462,780	100.0%	$439,541	100.0%

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 6—Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended
	April 1, 2006	April 2, 2005
Domestic	$(2,550)	$11,306
Foreign	10,063	7,442
Total	$7,513	$18,748

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

In foreign jurisdictions, the Company has recorded a valuation allowance against deferred tax assets of $27,286, of which $6,876 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce goodwill.

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

Note 8—Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income	$13,882	$29,351
Other comprehensive income (loss):
Foreign currency translation adjustments	2,019	(4,777)
Other	31	2
Total comprehensive income	$15,932	$24,576

The components of accumulated other comprehensive income were as follows:

	April 1, 2006	December 31, 2005	April 2, 2005
Foreign currency translation adjustments (a)	$6,524	$4,505	$10,767
Other	194	163	19
Total accumulated other comprehensive income	$6,718	$4,668	$10,786

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 9—Inventories

Inventories are valued at the lower of cost to the Company (using the first-in first-out method) or market and are summarized as follows:

	April 1, 2006	December 31, 2005	April 2, 2005
Finished goods	$287,967	$242,839	$255,868
Work in process/in transit	44,928	55,974	46,439
Raw materials	23,812	27,175	22,222
	$356,707	$325,988	$324,529

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the changes in the carrying amount of goodwill for the Three Months Ended April 1, 2006:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at December 31, 2005	$5,709	$4,100	$20,234	$30,043
Adjustments:
CKJEA Acquisition (a)	—	71,048	—	71,048
Other (b)	7	279	216	502
Goodwill balance at April 1, 2006	$5,716	$75,427	$20,450	$101,593

(a)	Relates to the CKJEA Acquisition (See Note 2). The $71,048 of goodwill was assigned to the Company’s Sportswear Group. None of the acquired goodwill is expected to be deductible for tax purposes.

(b)	Reflects, among other items, amounts accrued during the Three Months Ended April 2, 2005 for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The consideration for the acquisition is based on the cost of inventory sourced by the acquired entity from the date of acquisition through February 25, 2006. The total purchase price for this acquisition was approximately $2,000.

Note 11—Debt

Debt was as follows:

Short-term debt:	April 1, 2006	December 31, 2005	April 2, 2005
CKJEA notes payable	$41,329	$—	$—
Current portion of Term B Note due 2013	1,800	—	—
	$43,129	$—	$—

Long-term debt:	April 1, 2006	December 31, 2005	April 2, 2005
8 7/8% Senior Notes due 2013	$210,000	$210,000	$210,000
Capital lease obligations	—	—	686
Term B Note due 2013	178,200	—	—
	$388,200	$210,000	$210,686

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

As discussed in Note 18, the Company restated its consolidated condensed financial statements for the Three Months Ended April 1, 2006. As a result of the restatement, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement at April 1, 2006 and December 31, 2005. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the requisite lenders under the Amended and Restated Credit Agreement. The Company expects that it will be in full compliance with all covenants under the Amended and Restated Credit Agreement before the waiver expires.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 13—Supplemental Cash Flow Information

	Three Months Ended
	April 1, 2006	April 2, 2005
Cash paid (received) during the period for:
Interest expense	$970	$598
Interest income	(276)	(88)
Income taxes, net of refunds received	214	(947)
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	7,842	6,149

Note 14—Income Per Common Share

	Three Months Ended
	April 1, 2006	April 2, 2005
Numerator for basic and diluted income per common share:
Income from continuing operations	$13,882	$29,226
Basic:
Weighted average number of shares outstanding used in computing income per common share	46,147,169	45,684,570
Income per common share from continuing operations	$0.30	$0.64
Diluted:
Weighted average number of shares outstanding	46,147,169	45,684,570
Effect of dilutive securities:
Employee stock options	544,296	639,707
Unvested employees' restricted stock	43,519	98,651
Weighted average number of shares and share equivalents outstanding	46,734,984	46,422,928
Income per common share from continuing operations	$0.30	$0.63
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	127,000	—

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16—Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of the Company guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of April 1, 2006 (as restated, see Note 18), December 31, 2005 and April 2, 2005 and for the Three Months Ended April 1, 2006 (as restated, see Note 18) and the Three Months Ended April 2, 2005 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) the Company on a consolidated basis.

	April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,455	$324	$54,374	$—	$63,153
Accounts receivable, net	—	—	206,401	155,970	—	362,371
Inventories	—	75,380	150,958	130,369	—	356,707
Prepaid expenses and other current assets	—	25,220	8,241	39,989	—	73,450
Total current assets	—	109,055	365,924	380,702	—	855,681
Property, plant and equipment, net	—	54,213	37,860	38,264	—	130,337
Investment in subsidiaries	866,675	551,606	—	—	(1,418,281)	—
Other assets	—	36,183	297,335	266,224	—	599,742
Total assets	$866,675	$751,057	$701,119	$685,190	$(1,418,281)	$1,585,760
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$1,800	$—	$41,329	$—	$43,129
Accounts payable, accrued liabilities and accrued taxes	—	111,614	47,495	191,423	—	350,532
Total current liabilities	—	113,414	47,495	232,752	—	393,661
Intercompany accounts	217,949	(411,575)	34,883	158,743	—	—
Long-term debt	—	388,200	—	—	—	388,200
Other long-term liabilities	—	108,150	13,389	33,634	—	155,173
Stockholders' equity	648,726	552,868	605,352	260,061	(1,418,281)	648,726
Total liabilities and stockholders' equity	$866,675	$751,057	$701,119	$685,190	$(1,418,281)	$1,585,760

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$104,260	$180,444	$178,076	$—	$462,780
Cost of goods sold	—	78,631	122,868	89,890	—	291,389
Gross profit	—	25,629	57,576	88,186	—	171,391
SG&A expenses (including amortization of intangible assets)	—	31,264	46,656	62,310	—	140,230
Pension expense (income)	—	(83)	—	55	—	(28)
Operating income (loss)	—	(5,552)	10,920	25,821	—	31,189
Equity in income of subsidiaries	(13,882)	—	—	—	13,882	—
Intercompany	—	(1,077)	(1,366)	2,443	—	—
Other loss (income)	—	1,194	(72)	728	—	1,850
Interest expense (income), net	—	26,401	(18,937)	480	—	7,944
Income (loss) from continuing operations before provision (benefit) for income taxes	13,882	(32,070)	31,295	22,170	(13,882)	21,395
Provision (benefit) for income taxes	—	(11,262)	10,990	7,785	—	7,513
Net income (loss)	$13,882	$(20,808)	$20,305	$14,385	$(13,882)	$13,882

	Three Months Ended April 2, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$111,350	$211,161	$117,030	$—	$439,541
Cost of goods sold	—	85,033	133,700	63,800	—	282,533
Gross profit	—	26,317	77,461	53,230	—	157,008
SG&A expenses (including amortization of intangible assets)	—	35,232	36,322	32,260	—	103,814
Amortization of intangible assets	—	—	—	—	—	—
Pension expense	—	200	—	71	—	271
Restructuring expense (income)	—	28	—	(22)	—	6
Operating income (loss)	—	(9,143)	41,139	20,921	—	52,917
Equity in income of subsidiaries	(29,351)	—	—	—	29,351	—
Intercompany	—	(37)	(1,829)	1,866	—	—
Other loss (income)	—	(4,122)	4,122	(91)	—	(91)
Interest expense (income), net	—	10,616	(5,857)	275	—	5,034
Income (loss) from continuing operations before provision (benefit) for income taxes	29,351	(15,600)	44,703	18,871	(29,351)	47,974
Provision (benefit) for income taxes	—	(6,096)	17,469	7,375	—	18,748
Income (loss) from continuing operations	29,351	(9,504)	27,234	11,496	(29,351)	29,226
Loss from discontinued operations, net of taxes	—	—	(2)	127	—	125
Net income (loss)	$29,351	$(9,504)	$27,232	$11,623	$(29,351)	$29,351

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended April 1, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities	$52	$(66,522)	$1,098	$45,249	$—	$(20,123)
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	1,156	—	—	—	1,156
Purchase of property, plant and equipment	—	(5,962)	(1,355)	(1,316)	—	(8,633)
Business acquisitions, net of cash acquired		(203,364)	—	—		(203,364)
Other	—	5	—	4		9
Net cash used in investing activities	—	(208,165)	(1,355)	(1,312)	—	(210,832)
Cash flows from financing activities:
Debt issued with business acquisition	—	180,000	—		—	180,000
Payment of debt assumed on business acquisition	—	—	—	(44,518)	—	(44,518)
Payment of short-term note payable	—	—	—	(3,493)	—	(3,493)
Payment of deferred financing costs	—	(2,628)	—	—	—	(2,628)
Purchase of treasury stock	(1,145)	—	—	—	—	(1,145)
Proceeds from the exercise of employee stock options	1,093	—	—	—	—	1,093
Net cash provided by (used in) financing activities	(52)	177,372	—	(48,011)	—	129,309
Translation adjustments	—	—	—	598	—	598
Decrease in cash and cash equivalents	—	(97,315)	(257)	(3,476)	—	(101,048)
Cash and cash equivalents, at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents, at end of period	$—	$8,455	$324	$54,374	$—	$63,153

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 17—Commitments

With the exception of the new items presented in the table below, the contractual obligations and commitments as of April 1, 2006 did not differ materially from those disclosed as of December 31, 2005 in the Company’s Annual Report on Form 10-K/A for the 2005 fiscal year.

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

In addition, the Company issued the $180,000 Term B Note and assumed $44,829 of debt in connection with the CKJEA Acquisition. The Company anticipates that interest payments on long-term debt related to the CKJEA Acquisition will approximate $12,595, $12,485, $12,358, $12,232, $12,105 and $17,955 in 2006, 2007, 2008, 2009, 2010 and thereafter, respectively. See Note 11.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 18—Restatement

During the course of completing its second quarter review process for the second quarter of fiscal 2006, the Company discovered certain irregularities primarily in the accounting for certain return authorizations and customer allowances at its Chaps menswear division. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation and also to correct for an error which resulted from the implementation of its new systems infrastructure at its Swimwear Group in the Three Months Ended April 1, 2006, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the Three Months Ended April 1, 2006.

As a result of the irregularities in the accounting for certain return authorizations and customer allowances, the Company’s net revenues were overstated by $2,000 (a $1,015 overstatement of income from continuing operations, net of income taxes of $546) for the Three Months Ended April 1, 2006.

The error resulting from the implementation of the Swimwear Group’s new systems infrastructure resulted in an overstatement of net revenues of $1,531 (a $996 overstatement of income from continuing operations, net of income taxes of $535) for the Three Months Ended April 1, 2006.

Additionally, the Company identified other errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for the current or any prior period but are being corrected as part of the restatement. The correction of these immaterial errors resulted in a decrease of $209 (net of income tax benefit of $112) in income from continuing operations from the amount originally reported for the Three Months Ended April 1, 2006.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The correction of these irregularities and errors are reflected in the Company’s restated consolidated condensed balance sheets at April 1, 2006 and the Company’s restated consolidated condensed statements of operations for the Three Months Ended April 1, 2006. The effects of the restatements are summarized below.

The Company’s consolidated condensed statement of operations for the Three Months Ended April 1, 2006 is restated as follows:

	As Previously Reported	Adjustments	As Restated
Statement of Operations:
Net revenue	$466,311	$(3,531)	$462,780
Cost of goods sold	292,028	(639)	291,389
Total gross profit	174,283	(2,892)	171,391
Selling, general and administrative expenses	139,719	511	140,230
Pension expense	(28)	—	(28)
Restructuring expense (income)	—	—	—
Operating income	34,592	(3,403)	31,189
Other (income) loss	2,096	(246)	1,850
Interest expense, net	7,688	256	7,944
Income (loss) from continuing operations before provision for income taxes	24,808	(3,413)	21,395
Provision (benefit) for income taxes	8,707	(1,194)	7,513
Income from continuing operations	16,101	(2,219)	13,882
Loss from discontinued operations	—	—	—
Net income	$16,101	$(2,219)	$13,882
Basic income per common share:
Income from continuing operations	$0.35		$0.30
Loss from discontinuing operations	—		—
Net income	$0.35		$0.30
Diluted income per common share:
Income from continuing operations	$0.34		$0.30
Loss from discontinuing operations	—		—
Net income	$0.34		$0.30

The Company’s April 1, 2006 consolidated condensed balance sheet is restated as follows:

	As Previously Reported	Adjustments (a)	As Restated
Balance Sheet:
Accounts receivable, net	$368,847	$(6,476)	$362,371
Inventories	356,993	(286)	356,707
Prepaid expenses and other current assets	72,256	1,194	73,450
Total current assets	861,249	(5,568)	855,681
Goodwill	100,312	1,281	101,593
Total assets	1,590,047	(4,287)	1,585,760
Accounts payable	194,476	428	194,904
Accrued liabilities	111,951	247	112,198
Accrued income taxes payable	43,623	(193)	43,430
Total current liabilities	393,179	482	393,661
Retained earnings	110,507	(4,779)	105,728
Accumulated other comprehensive income	6,708	10	6,718
Total stockholders' equity	653,495	(4,769)	648,726
Total liabilities and stockholders' equity	1,590,047	(4,287)	1,585,760

(a)	Includes restatement adjustments for Fiscal 2005 and for the Three Months Ended April 1, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future or that could affect the value of the Company's common stock, par value $0.01 per share (the ‘‘Common Stock’’). Except for the historical information contained herein, this Quarterly Report on Form 10-Q/A, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See ‘‘Statement Regarding Forward-Looking Disclosure.’’

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q/A; and (ii) the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. The period January 1, 2006 to April 1, 2006 (the ‘‘Three Months Ended April 1, 2006’’) and the period January 2, 2005 to April 2, 2005 (the ‘‘Three Months Ended April 2, 2005’’) both contained thirteen weeks of operations. References to ‘‘Core Brands’’ refer to the Intimate Apparel Group’s Warner's®, Olga®, and Body Nancy Ganz™/Bodyslimmers® brand names. References to ‘‘Fashion Brands’’ refer to the Intimate Apparel Group’s Lejaby®, Axcelerate Engineered by Speedo™ (‘‘Axcelerate’’) and J. Lo by Jennifer Lopez® (‘‘JLO’’) brand names. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein® and Michael Kors®. References to ‘‘Retail’’ within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, ‘‘shop-in-shop’’ stores and on-line stores.

Restatement

During the course of completing its second quarter review process for the second quarter of fiscal 2006, the Company discovered certain irregularities primarily in the accounting for certain return authorizations and customer allowances at its Chaps menswear division. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group in the Three Months Ended April 1, 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the three months ended December 31, 2005 (‘‘Fourth Quarter 2005’’), the fiscal year ended December 31, 2005 (‘‘Fiscal 2005’’) (which restatements were included in an Annual Report on Form 10-K/A for Fiscal 2005 which the Company filed with the SEC on September 6, 2006) and the Three Months Ended April 1, 2006. See Note 18 of Notes to Consolidated Condensed Financial Statements and Part II- Item 4. Controls and Procedures.

As a result of the irregularities in the accounting for certain return authorizations and customer allowances, the Company’s net revenues were overstated by $2.0 million (a $1.0 million overstatement of income from continuing operations, net of income taxes of $0.5 million) for the Three Months Ended April 1, 2006.

The error resulting from the implementation of the Swimwear Group’s new systems infrastructure resulted in an overstatement of net revenues of $1.5 million (a $1.0 million overstatement of income from continuing operations, net of income taxes of $0.5 million) in the Three Months Ended April 1, 2006.

Additionally, the Company identified other errors that, individually and in the aggregate, are not material to its financial statements taken as a whole for the current or any prior period but are being corrected as part of the restatements. The correction of these immaterial errors resulted in a $0.2 million (net of income tax benefit of $0.1 million) decrease in income from continuing operations from the amount originally reported for the Three Months Ended April 1, 2006.

The following Management's Discussion and Analysis of Financial Position and Results of Operations gives effect to the restatement described above.

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

For the Three Months Ended April 1, 2006, the Company experienced strength in its Intimate Apparel Group and its international businesses, including the newly acquired Calvin Klein Jeans business, more than offset by declines in the Swimwear Group (where disruptions caused by the implementation of the new ERP System negatively affected shipping during the Three Months Ended April 1, 2006) and the negative impact of the effects of retail consolidation coupled with a decline in certain sportswear sales (which the Company believes is the result of a timing shift in sales from the first half of 2006 into the latter half of 2006 combined with a $2.3 million increase in the level of allowances granted to customers in the Chaps business).

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

    Financial and Operating Highlights

Net revenues increased $23.2 million, or 5.3%, to $462.8 million for the Three Months Ended April 1, 2006 as compared to $439.5 million for the Three Months Ended April 2, 2005, reflecting a $37.5 million increase in Sportswear net revenues and a $1.9 million increase in Intimate Apparel net revenues, partially offset by a $16.2 million decrease in Swimwear net revenues. Net revenues related to the CKJEA Business were $60.4 million. Excluding net revenues related to the CKJEA Business, net revenues decreased $37.2 million for the Three Months Ended April 1, 2006 as compared to the Three Months Ended April 2, 2005. Intimate Apparel Group net revenues increased for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005, reflecting the continued momentum of Warner’s and the ongoing expansion of the Calvin Klein underwear retail business. Net revenues for the Three Months Ended April 1, 2006 in the Sportswear Group (excluding the CKJEA Business) declined compared to the Three Months Ended April 2, 2005 primarily reflecting a decline in certain sportswear sales of approximately $11.8 million (which the Company believes is the result of a timing shift in sales from the first half of 2006 into the latter half of 2006) and increased sales allowances in the Chaps division of $2.3 million. Swimwear Group net revenues also declined, primarily attributable to shipping disruptions and order cancellations related to the implementation of the new ERP System. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.4 million decrease in net revenues for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Gross profit was $171.4 million, or 37.0% of net revenues (including $33.9 million in gross profit related to the CKJEA Business), for the Three Months Ended April 1, 2006 compared to $157.0 million, or 35.7% of net revenues for the Three Months Ended April 2, 2005. The 130 basis point improvement in gross profit margin primarily reflects improvement in the Intimate Apparel Group’s Core Brands gross profit margin coupled with strong gross profit margins of the CKJEA Business, offset by declines in the gross profit margins of the Sportswear Group (excluding the CKJEA Business) and Swimwear Group. The decline in the Sportswear Group’s gross profit margin (excluding the CKJEA Business) primarily reflects an unfavorable sales mix in Calvin Klein jeans coupled with an increase in the level of markdowns and allowances in the Chaps business. The Swimwear Group’s gross profit margin was negatively affected by costs associated with the implementation of the new ERP System, the continued investment in Ocean Pacific brands and increased provisions for excess inventories. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $2.5 million decrease in gross profit for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Selling, general and administrative (‘‘SG&A’’) expenses were $136.8 million (29.6% of net revenues) for the Three Months Ended April 1, 2006 compared to $102.8 million (23.4% of net revenues) for the Three Months Ended April 2, 2005. Contributing to the increase in SG&A expenses was $25.8 million of SG&A expenses related to the CKJEA Business along with (i) the addition of approximately $2.0 million due to an increased percentage of revenues generated from higher SG&A businesses (including international and retail); (ii) approximately $2.1 million related to investments in the Company’s Ocean Pacific brands (as a result of the vertical integration of core apparel categories in Ocean Pacific); (iii) approximately $2.0 million of incremental information technology expenses and other costs primarily associated with the implementation of the new ERP System; and (iv) approximately $1.2 million in marketing expenses related to the recently introduced nationwide Speedo advertising campaign. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.9 million decrease in SG&A expenses for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Amortization of intangible assets increased $2.4 million from $1.0 million for the Three Months Ended April 2, 2005 to $3.4 million for the Three Months Ended April 1, 2006 primarily due to an increase in intangible assets associated with the acquisition of the CKJEA Business.

Operating income for the Three Months Ended April 1, 2006 was $31.2 million (6.7% of net revenues), including $6.1 million of operating income from the CKJEA Business, compared to $52.9 million (12.0% of net revenues) for the Three Months Ended April 2, 2005. Increased net revenues and higher gross margins primarily driven by the recently acquired CKJEA Business and the Intimate Apparel Group’s Core Brands were offset by the net effects of the challenges in the Swimwear Group, ongoing investment in Ocean Pacific and the timing of certain shipments and unfavorable markdown and sales allowance experience in the Sportswear Group. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.5 million decrease in operating income for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

Accounts receivable increased $79.1 million from $283.3 million at April 2, 2005 to $362.4 million at April 1, 2006. The majority of the increase reflects the CKJEA Business’ accounts receivable of $74.7 million as of April 1, 2006 coupled with a $19.1 million increase in the Swimwear Group (primarily reflecting the timing of swimwear sales in the Three Months Ended April 1, 2006 as a result of fewer than anticipated shipments in January 2006 due to difficulties associated with the ERP implementation), partially offset by a $14.7 million decrease across all other businesses.

Inventories increased $32.2 million from $324.5 million at April 2, 2005 to $356.7 million at April 1, 2006. The increase reflects the CKJEA Business’ inventories of $45.3 million as of April 1, 2006 coupled with a $24.2 million increase in Swimwear inventories (primarily as a result of lower than anticipated sales during the Three Months Ended April 1, 2006), partially offset by declines of $17.2 million and $20.1 million, respectively, in the Sportswear Group (excluding the CKJEA Business) and Intimate Apparel Group. The declines in Sportswear inventories (excluding the CKJEA Business) primarily reflects a decrease in the level of Chaps inventories due primarily to the higher levels of inventory associated with Chaps’ launch into the mid-tier channel of distribution during the Three Months Ended April 2, 2005.

Inventories increased $30.7 million from $326.0 million at December 31, 2005 to $356.7 million at April 1, 2006. The majority of the increase reflects the CKJEA Business’ inventories of $45.3 million as of April 1, 2006. Excluding the CKJEA Business, the Company has identified inventory having a carrying value of approximately $58.5 million as potentially excess and/or obsolete at April 1, 2006 compared to inventory having a carrying value of approximately $58.6 million as potentially excess and/or obsolete at December 31, 2005. Excluding the CKJEA Business, adjustments to reduce the carrying value of excess and/or obsolete inventory to estimated net realizable value totaled $24.3 million at April 1, 2006 compared to $19.3 million at December 31, 2005. Adjustments to reduce the carrying value of excess and/or obsolete inventory to net realizable value reflect the mix of inventory and historical realization rates for the sales of goods by type and location.

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

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, the Company's most critical accounting policies pertain to revenue recognition; cost of goods sold; accounts receivable; inventories; long-lived assets; goodwill and other intangible assets; income taxes; pension plans; stock-based compensation; advertising costs; and restructuring expense (income). In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

    Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of April 1, 2006, December 31, 2005 and April 2, 2005, the Company recorded $63.6 million, $48.3 million and $51.6 million, respectively, of accounts receivable reserves.

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

Intangible assets primarily consist of licenses and trademarks. The fair value of such licenses and trademarks owned by the Company at February 4, 2003 was based upon the appraised values of such assets as determined by the Company and an independent third party appraiser. Licenses and trademarks in existence at February 4, 2003 are recorded at their fair values net of accumulated amortization since February 4, 2003. Licenses and trademarks acquired after February 4, 2003 are recorded at cost. The majority of the Company's license and trademark agreements cover periods of time of approximately forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company's future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also tests its intangible assets more frequently than annually if events or changes in circumstance indicate that an asset may be impaired. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstance indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Condensed Financial Statements.

The Company did not identify any impairments of goodwill or intangible assets for the Three Months Ended April 1, 2006 or the Three Months Ended April 2, 2005.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. The Company’s Statement of Operations for the Three Months Ended April 1, 2006 has been restated to reflect the correction of an error which resulted from the implementation of the Company’s new systems infrastructure in its Swimwear Group, irregularities in the accounting for customer return authorizations and customer allowances in the Chaps division and other items. See Note 18 of Notes to Consolidated Condensed Financial Statements.

In conjunction with an evaluation of the Company’s overall segment reporting and to reflect how management currently views the business, a portion of corporate overhead expenses (i.e., those that relate directly to the Company’s business segments) were allocated to each segment (based on specific usage or other allocation methods) beginning with the Three Months Ended April 1, 2006. In addition, for informational purposes, the Company has separately presented net revenues and operating income related to the wholesale and retail businesses within each segment’s summary tables. For comparative purposes, prior period segment results have been revised to conform to the current period presentation.

	Three Months Ended April 1, 2006	% of Net Revenues	Three Months Ended April 2, 2005	% of Net Revenues
	(in thousands of dollars)
Net revenues	$462,780	100.0%	$439,541	100.0%
Cost of goods sold	291,389	63.0%	282,533	64.3%
Gross profit	171,391	37.0%	157,008	35.7%
Selling, general and administrative expenses	136,801	29.6%	102,837	23.4%
Amortization of intangible assets	3,429	0.7%	977	0.2%
Pension expense (income)	(28)	0.0%	271	0.1%
Restructuring expense	—	0.0%	6	0.0%
Operating income	31,189	6.7%	52,917	12.0%
Other loss (income)	1,850		(91)
Interest expense, net	7,944		5,034
Income from continuing operations before provision for income taxes	21,395		47,974
Provision for income taxes	7,513		18,748
Income from continuing operations	13,882		29,226
Income from discontinued operations, net of taxes	—		125
Net income	$13,882		$29,351

    Net Revenues

Net revenues by segment were as follows:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$167,872	$130,363	$37,509	28.8%
Intimate Apparel Group	153,703	151,775	1,928	1.3%
Swimwear Group	141,205	157,403	(16,198)	−10.3%
Net revenues	$462,780	$439,541	$23,239	5.3%

The Company's products are widely distributed through most major channels of distribution. The following table summarizes the Company's percentage of net revenues by channel of distribution for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005:

	Three Months Ended
	April 1, 2006	April 2, 2005
United States – wholesale
Department stores and independent retailers	18%	19%
Specialty stores	8%	10%
Chain stores	10%	9%
Mass merchandisers	6%	10%
Membership clubs and other	19%	24%
Total United States – wholesale	61%	72%
International – wholesale	30%	26%
Retail / other	9%	2%
Net revenues – consolidated	100%	100%

    Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans (a)	$90,961	$75,641	$15,320	20.3%
Chaps	44,971	48,015	(3,044)	−6.3%
Calvin Klein accessories (b)	310	4,449	(4,139)	−93.0%
Mass sportswear licensing	1,256	2,258	(1,002)	−44.4%
Sportswear wholesale	$137,498	$130,363	$7,135	5.5%
Sportswear retail (c)	30,374	—	30,374	n/m
Sportswear Group	$167,872	$130,363	$37,509	28.8%

(a)	Includes net revenues related to the CKJEA Business of $30.1 million for the Three Months Ended April 1, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Net revenues related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items.

(c)	Comprises net revenues related to the CKJEA Business retail operations.

Calvin Klein jeans net revenues increased $15.3 million for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. Included in the Calvin Klein jeans net revenues for the Three Months Ended April 1, 2006 are $30.1 million related to the acquisition of the CKJEA Business. See Note 2 of Notes to Consolidated Condensed Financial Statements. Excluding the net revenues from the CKJEA Business, Calvin Klein jeans net revenues decreased $14.8million, primarily due to a decrease in domestic sales from $65.8 million for the Three Months Ended April 2, 2005 to $51.0 million for the Three Months Ended April 1, 2006. The decrease in net revenues in the U.S. primarily reflects a decrease in sales to membership clubs ($11.8 million) and a reduction of sales to customers in the off-price channel ($4.3 million), partially offset by increases across all other channels of distribution ($1.3 million). The decrease in sales to membership clubs primarily reflects the timing of certain shipments which occurred in the first half of fiscal 2005, while comparable shipments are expected to occur in the second half of fiscal 2006.

The decrease in Chaps net revenues reflects a decrease of $3.6 million and $0.3 million in the U.S. and Canada, respectively, partially offset by a $0.9 million increase in Mexico. The decrease in the U.S. from $41.7 million for the Three Months Ended April 2, 2005 to $38.1 million for the Three Months Ended April 1, 2006 primarily reflects a $0.1 million increase in net sales to department stores, more than offset by a $2.9 million decrease in net sales to customers in the off-price channel of distribution and net decreases of $0.8 million across all other channels of distribution. The increase in department store sales in the U.S. primarily reflects volume increases partially offset by unfavorable markdowns and allowance experience. The increase in net revenues in Mexico primarily reflects growth in the membership clubs business.

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

    Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended April 1, 2006	Three Months Ended April 2, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$82,937	$94,699	$(11,762)	−12.4%
Designer	48,799	57,052	(8,253)	−214.5%
Ocean Pacific	8,000	4,138	3,862	93.3%
Swimwear wholesale	$139,736	$155,889	$(16,153)	−10.4%
Swimwear retail	1,469	1,514	(45)	−3.0%
Swimwear Group	$141,205	$157,403	$(16,198)	−10.3%

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

The decrease in Speedo net revenues reflects a decrease of $11.8 million primarily related to the abovementioned disruptions related to the new ERP System.

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

The increase in Ocean Pacific primarily relates to sales of new lines developed in fiscal 2005 under the Company’s wholesale business model.

    Gross Profit

Gross profit was as follows:

	Three Months Ended April 1, 2006	% of Segment Net Revenues	Three Months Ended April 2, 2005	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$60,054	35.8%	$39,122	30.0%
Intimate Apparel Group	62,825	40.9%	55,950	36.9%
Swimwear Group	48,512	34.4%	61,936	39.3%
Total gross profit	$171,391	37.0%	$157,008	35.7%

(a)	Includes gross profit related to the CKJEA Business of $33.9 million for the Three Months Ended April 1, 2006.

Sportswear Group gross profit increased $20.9 million and gross margin increased 580 basis points. The majority of the increase reflects the inclusion of gross profit of $33.9 million related to the CKJEA Business. Excluding the effects of the CKJEA Business, gross profit decreased $13.0 million and gross margin decreased 570 basis points primarily reflecting the decrease in net revenues discussed previously, an unfavorable sales mix in Calvin Klein jeans as a result of the decrease in the ratio of club sales to total sales for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005 and the unfavorable effect of a $2.3 million increase in markdown and allowances in the Chaps business.

Intimate Apparel Group gross profit increased $6.9 million, or 12.3%, and gross margin increased 400 basis points. The increase in gross profit and gross margin reflects increases in the Company's Core Brands (increased gross profit of $6.5 million and increase in gross margin of 1,530 basis points), Fashion Brands (increased gross profit of $0.5 million) and Retail operations (increased gross profit of $2.4 million), partially offset by a decrease in Calvin Klein underwear (decreased gross profit of $2.5 million and decreased gross margin of 60 basis points). The increase in Core Brands gross profit and gross margin primarily reflects an improved sales mix coupled with more favorable markdowns and allowances experience which the Company believes is the result of a more favorable reception of Core Brands (primarily Warner’s) at retail. The increase in Fashion Brands primarily reflects the increase in net revenues discussed previously. The decrease in Calvin Klein underwear gross profit and gross margin primarily reflects the decreases in net revenues described previously coupled with the negative translation impact of a strengthening in the U.S. dollar relative to the euro.

Swimwear Group gross profit decreased $13.4 million, or 21.7%, for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. The decrease in gross profit and gross margin primarily reflects the effects of the decrease in net revenues described previously coupled with inventory write-downs of approximately $5.6 million. The inventory write-downs related primarily to certain Ocean Pacific and Designer lines which did not generate the level of customer orders anticipated.

    Selling, General and Administrative Expenses

SG&A expenses were $136.8 million (29.6% of net revenues) for the Three Months Ended April 1, 2006 compared to $102.8 million (23.4% of net revenues) for the Three Months Ended April 2, 2005. Contributing to the increase in SG&A expenses was $25.8 million of SG&A expenses related to the CKJEA Business along with (i) the addition of approximately $2.0 million due to an increased percentage of revenues generated from higher SG&A businesses (including international and retail); (ii) approximately $2.1 million related to investments in the Company’s Ocean Pacific brands (as a result of the vertical integration of core apparel categories in Ocean Pacific); (iii) approximately $2.0 million of incremental information technology expenses and other costs primarily associated with the implementation of the new ERP System; and (iv) approximately $1.2 million in marketing expenses related to the recently introduced nationwide Speedo advertising campaign. In translating foreign currencies into the U.S. dollar, the net strengthening of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.9 million decrease in SG&A expenses for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005.

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

    Operating Income

The following table presents operating income by group:

	Three Months Ended April 1, 2006	% of Net Revenues	Three Months Ended April 2, 2005 (a)		% of Net Revenues
	(in thousands of dollars)
Sportswear Group	$7,942		$14,617	(b)
Intimate Apparel Group	15,813		12,099	(c)
Swimwear Group	14,082		34,132	(d)
Unallocated corporate expenses	(6,648)	−1.4%	(7,925)		−1.8%
Restructuring expense	—	0.0%	(6)		0.0%
Operating income	$31,189	6.7%	$52,917		12.0%

(a)	For the Three Months Ended April 2, 2005, operating income for each of the business groups and unallocated corporate expenses has been revised to conform to the current period presentation. See Note 5 of Notes to Consolidated Condensed Financial Statements.

(b)	Includes an allocation of corporate expenses of $4,991 and $4,800 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively.

(c)	Includes an allocation of corporate expenses of $3,143 and $2,949 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively.

(d)	Includes an allocation of corporate expenses of $4,618 and $3,930 for the Three Months Ended April 1, 2006 and the Three Months Ended April 2, 2005, respectively.

    Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended April 1, 2006	% of Brand Net Revenues	Three Months Ended April 2, 2005 (d)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans (a)	$5,382	5.9%	$8,711	11.5%
Chaps	(818)	−1.8%	4,039	8.4%
Calvin Klein accessories (b)	(366)	−118.1%	1,153	25.9%
Mass sportswear licensing	6	0.5%	714	31.6%
Sportswear wholesale	4,204	3.1%	14,617	11.2%
Sportswear retail (c)	3,738	12.3%	—	0.0%
Sportswear Group	$7,942	4.7%	$14,617	11.2%

(a)	Includes operating income related to the CKJEA Business of $6.1 million for the Three Months Ended April 1, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Operating income related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items in the table above.

(c)	Comprises operating income related to the CKJEA retail business.

(d)	Operating income for each of the business brands for the Three Months Ended April 2, 2005 has been revised to conform to the current period presentation with respect to the allocation of corporate expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Sportswear Group operating income decreased $6.7 million, or 45.7%. Operating income related to the CKJEA Business was $6.1 million for the Three Months Ended April 1, 2006. Excluding operating income related to the CKJEA Business, Sportswear Group operating income decreased $12.8 million, or 87.7%, reflecting decreases of $5.7 million, $4.9 million, $1.5 million and $0.7 million in Calvin Klein jeans, Chaps, Calvin Klein accessories and Mass sportswear licensing, respectively. The decrease in Calvin Klein jeans operating income primarily reflects the decrease in gross profit (described previously). The decrease in Calvin Klein jeans operating margin reflects an unfavorable sales mix coupled with an increase in SG&A expenses as a percentage of net revenues primarily related to the decrease in net revenues. The $4.9 million decrease in Chaps operating income primarily reflects the decrease in net revenues and gross profit.

    Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended April 1, 2006	% of Brand Net Revenues	Three Months Ended April 2, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$7,430	10.8%	$11,248	15.2%
Core Brands	4,168	10.8%	(1,441)	−4.0%
Fashion Brands	3,463	9.8%	2,402	6.9%
Intimate Apparel wholesale	15,061	10.5%	12,209	8.5%
Intimate Apparel retail	752	6.9%	(110)	−1.5%
Intimate Apparel Group	$15,813	10.3%	$12,099	8.0%

(a)	Operating income for each of the business units for the Three Months Ended April 2, 2005 has been revised to conform to the current period presentation with respect to the allocation of corporate expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Intimate Apparel Group operating income increased $3.7 million, or 30.7%, reflecting increases in Core Brands, Fashion Brands and Retail, partially offset by decreases in Calvin Klein underwear. The $5.6 million increase in Core Brands operating income reflects an increase in gross profit of $6.5 million (as described previously), partially offset by an increase in SG&A expenses of $0.9 million, reflecting an increase in selling related expenses commensurate with the increase in net revenues. The $1.1 million increase in Fashion Brands operating income reflects an increase in gross profit of $0.4 million coupled with a decrease in SG&A expenses of $0.7 million primarily related to the translation impact of a strengthening in the U.S. dollar relative to the euro. The $3.8 million decrease in Calvin Klein underwear operating income reflects a $2.5 million decrease in gross profit (as described previously), coupled with a $1.3 million increase in SG&A expenses primarily related to increases in marketing and administration expenses in the Company’s European operation.

    Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months Ended April 1, 2006	% of Brand Net Revenues	Three Months Ended April 2, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$12,641	15.2%	$20,761	21.9%
Designer	6,110	12.5%	11,308	19.8%
Ocean Pacific	(5,009)	−62.6%	1,457	35.2%
Swimwear wholesale	13,742	9.8%	33,526	21.5%
Swimwear retail	340	23.1%	606	40.0%
Swimwear Group	$14,082	10.0%	$34,132	21.7%

(a)	Operating income for each of the business brands for the Three Months Ended April 2, 2005 has been revised to conform to the current period presentation related to the allocation of corporate expenses. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Swimwear Group operating income decreased $20.1 million, or 58.7%, reflecting the decrease in gross profit (as discussed previously) coupled with a $6.6 million increase in SG&A expenses. The increase in SG&A expenses primarily reflects an increase of $2.2 million to support the expansion of the Ocean Pacific business across the Company’s wholesale business model, an increase in marketing expenditure of approximately $1.0 million primarily related to a recently introduced nationwide Speedo campaign, increases in selling and distribution expenses of $1.1 million (primarily related to costs associated with the recent launches of Michael Kors and Calvin Klein swimwear), an increase in amortization of intangibles of $0.5 million (related to the amortization of the Calvin Klein swimwear license acquired in May 2005) and a $1.8 million increase in administrative expenses.

    Other Loss (Income)

Other loss of $1.9 million for the Three Months Ended April 1, 2006 primarily reflects a $1.6 million loss on foreign exchange forward contracts entered into by the Company to facilitate the purchase of the CKJEA Business (which purchase price was denominated in euros) coupled with net losses of $0.5 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency. Other income for the Three Months Ended April 2, 2005 primarily reflects gains of $0.1 million on the current portion of inter-company loans to foreign subsidiaries that are denominated in U.S. dollars, offset by realized gains and losses on sales of marketable securities obtained by the Company as part of certain bankruptcy settlements and distributions.

    Interest Expense, Net

Interest expense increased $2.9 million to $7.9 million for the Three Months Ended April 1, 2006 from $5.0 million for the Three Months Ended April 2, 2005. Interest expense in the Three Months

Ended April 1, 2006 included interest on the Company's 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) of $4.7 million (net of benefit related to the 2003 and 2004 Swap Agreements of approximately $0.01 million (as described below)), interest of $2.0 million on the Term B Note (as defined below), unused commitment fees and letter of credit charges of $0.5 million related to the $225.0 million revolving credit facility under the Amended and Restated Credit Agreement, interest of $0.7 million on the debt assumed in the CKJEA Acquisition and amortization of deferred financing fees of $0.5 million, partially offset by interest income of $0.7 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and interest earned on cash investments and cash collateral accounts. Interest expense in the Three Months Ended April 2, 2005 included interest on the Company's Senior Notes of $4.3 million (net of interest income of approximately $0.4 million related to the 2003 and 2004 Swap Agreements), unused commitment fees and letter of credit charges of $0.5 million related to the revolving credit facility, amortization of deferred financing fees of $0.6 million and other items of $0.1 million, offset by interest income of $0.5 million primarily related to interest earned on the note receivable associated with the sale of the White Stag trademark and income related to cash balances on collateral accounts.

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

As discussed in Note 18 of Notes to Consolidated Condensed Financial Statements, the Company restated its consolidated condensed financial statements for the Three Months Ended April 1, 2006. As a result of the restatement, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement as of April 1, 2006 and December 31, 2005. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the requisite lenders under the Amended and Restated Credit Agreement. The Company expects that it will be in full compliance with all covenants under the Amended and Restated Credit Agreement before the waiver expires.

The Company was in compliance with the covenants of the revolving credit facility as of April 2, 2005.

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

    Liquidity

As of April 1, 2006, the Company had working capital of $462.0 million, short-term debt of $43.1 million as a result of the CKJEA Acquisition, no borrowings under the revolving credit facility of the Amended and Restated Credit Agreement and no borrowings under the Foreign Revolving Credit Facility. As of April 1, 2006, the Company had $106.0 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $225.0 million plus $8.0 million of cash collateral, less outstanding letters of credit of $127.0 million. Total cash and cash equivalents decreased $101.0 million from $164.2 million as of December 31, 2005 to $63.2 million as of April 1, 2006. The decrease in cash and cash equivalents was due mainly to cash used of approximately $70.8 million in connection with the CKJEA Acquisition.

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

The $8.0 million increase in cash used in operating activities from continuing operations was due primarily to a $15.5 million decrease in net income for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. This decrease in net income was partially offset by an increase of $3.7 million in depreciation and amortization and a $2.8 improvement in cash required for net working capital (primarily inventory, accounts receivable, accounts payable and accrued liabilities) for the Three Months Ended April 1, 2006 compared to the Three Months Ended April 2, 2005. The Company experienced net working capital outflows of $49.6 million during the Three Months Ended April 1, 2006 compared to $52.4 million for the Three Months Ended April 2, 2005. The net working capital outflows for the Three Months Ended April 1, 2006 were due primarily to an $86.2 million increase in net accounts receivable, partially offset by the combination of a $24.3 million decrease in net inventories and a combined net increase of $14.2 million in accounts payable, accrued expenses, accrued income taxes and other liabilities. The net working capital outflows for the Three Months Ended April 2, 2005 were due primarily to a $63.5 million increase in net accounts receivable, partially offset by an $11.1 million decrease in net inventories.

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

    Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of April 1, 2006 were not materially different from those disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, with the exception of the Term B Note, assumed short-term notes payable, additional lease obligations and additional minimum royalty payments incurred in connection with the CKJEA Acquisition (See Note 11 and Note 17 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 for a description of those obligations and commitments outstanding as of December 31, 2005.

    Off-Balance Sheet Arrangements

The Company is not engaged in any off-balance sheet arrangements through unconsolidated limited purpose entities.

Statement Regarding Forward-Looking Disclosure

This Quarterly Report on Form 10-Q/A, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains ‘‘forward-looking statements’’ within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), Rule 175 of the Securities Act of 1933, as amended, and relevant legal decisions. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company's estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, as filed with the SEC on September 6, 2006, under the heading ‘‘Risk Factors’’ (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the SAP Apparel and Footwear Solution; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of the acquisition); and such newly acquired business being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled ‘‘Risk Factors’’ and the discussion of the Company's critical accounting policies under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Critical Accounting Policies’’ included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, as such discussion may be modified or supplemented by subsequent reports that the Company files with the SEC, including this Quarterly Report on Form 10-Q/A. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As discussed in Note 18 of Notes to Consolidated Condensed Financial Statements and Part I— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—

Restatement, the Company has restated its previously issued consolidated condensed financial statements for the Three Months Ended April 1, 2006.

(a)    Disclosure Controls and Procedures.

In connection with the Company's Original 10-Q, the Company's Chief Executive Officer and Chief Financial Officer had concluded that the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of April 1, 2006. In connection with the restatement, the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on management's re-evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective. This conclusion was based solely on management’s determination, as described below, that the failure of the Company’s controls related to the financial closing and reporting process to detect the Chaps accounting irregularities and the errors related to customer invoicing in the Swimwear Group constituted material weaknesses in the Company’s internal control over financial reporting that existed as of April 1, 2006. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

1.	Accounting for Certain Returns and Customer Allowances

During the course of completing its regular second quarter review process and in finalizing its financial statements for the second quarter of fiscal 2006, the Company discovered certain irregularities in the accounting for certain return authorizations and customer allowances at its Chaps menswear division. The controls in place related to the financial closing and reporting process failed to operate effectively and did not detect these accounting irregularities in the Three Months Ended April 1, 2006. The Company reported these matters to its Audit Committee, which engaged outside counsel, who in turn retained forensic accountants, to investigate and report to the Audit Committee. Based upon the information obtained in that investigation and to correct for the error described in 2. below, the Audit Committee accepted management’s recommendation that the Company restate its financial statements for the Three Months Ended April 1, 2006.

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

2.	Application of Customer Specific Pricing Conditions

In January 2006, the Company implemented a new systems infrastructure encompassing finance, sales and distribution and materials management in its Swimwear Group in the U.S. and Canada, and certain of its U.S. shared service departments. In connection with the implementation, certain customer specific pricing conditions were not configured properly in the new system and, as a result, invoicing to certain customers was incorrect during the Three Months Ended April 1, 2006. The Company did not have certain controls designed and implemented during the Three Months Ended April 1, 2006 in the financial closing process to detect accounting errors related to customer invoicing in the Swimwear Group. The Company reviewed this matter with its Audit Committee. The Audit Committee accepted management’s recommendation that the Company restate its consolidated condensed financial statements for the Three Months Ended April 1, 2006 to include adjustments for this error.

The Company has undertaken actions it believes will effectively remediate this material weakness. Such remediation actions consist of the development of exception reports to identify transactions where customer pricing data is inconsistent, timely review and resolution of exceptions identified by such reports by management and additional user training. The exception reports have been developed and the new control procedures are being implemented during the three months ending September 30, 2006 and remediation is planned for completion by December 31, 2006.

Notwithstanding the material weaknesses described above, management has concluded that the Company's consolidated condensed financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein. Management's conclusion as to the fairness of the presentation of the financial statements included in this report is based in part on the substantial work performed by management during the restatement process, as well as management's consideration of the report of outside counsel (including the report of the independent forensic accountants) engaged by the Company's Audit Committee as part of its investigation.

(b)    Changes in Internal Control Over Financial Reporting.

As described elsewhere in this Quarterly Report on Form 10-Q/A, on January 31, 2006, the Company completed the CKJEA Acquisition. Total revenues and total assets of the CKJEA Business were $60.4 million for the period January 31, 2006 to April 1, 2006 and approximately $427.3 million as of April 1, 2006, respectively. During the Three Months Ended April 1, 2006, the Company began implementing integration activities related to the CKJEA Acquisition, including further review of the controls and procedures of the acquired business. The acquired business, headquartered outside of the U.S., was accustomed to operating under less stringent financial reporting and operating control frameworks, compared to those of the Company (including, without limitation, with respect to reporting deadlines, application of U.S. GAAP, general computer controls and the extent of process documentation). The Company continues to identify changes in process, systems and documentation that it expects to undertake as part of the inclusion of the acquired business in the Company’s Sarbanes-Oxley Section 404 assessment, and is beginning to implement steps to strengthen the control environments of the acquired business over the remainder of fiscal 2006.

During the Three Months Ended April 1, 2006 the Company implemented a new systems infrastructure in its Swimwear Group in the U.S. and Canada, and certain of its U.S. shared service departments. In connection with the systems implementation (and the associated conversion of data and processes to the new systems infrastructure), the Company is updating its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and to take advantage of enhanced automated controls provided by the new systems infrastructure.

Other than as described above, there have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

See item (a) above for a discussion of certain changes in the Company’s internal control over financial reporting during periods after April 1, 2006 in connection with the planned remediation of material weaknesses associated with the restatements of the Company’s consolidated condensed financial statements.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 15 Legal Matters.

Item 1A.	Risk Factors.

Please refer to Item 1A. Risk Factors in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the SEC on September 6, 2006, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Three Months Ended April 1, 2006.

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

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Yet Be Repurchased Under the Announced Plans
January 1, 2006 − January 29, 2006	153	$27.79	—	2,990,849
January 30, 2006 − February 26, 2006	409	$23.58	—	2,990,849
February 27, 2006 − April 1, 2006	47,256	$23.95	—	2,990,849

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).*†
2.2	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*†
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*
10.1	Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.2	Amended and Restated Guaranty, dated as of January 31, 2006, by and among The Warnaco Group, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.3	Amended and Restated Pledge and Security Agreement, dated as of January 31, 2006, by and among Warnaco Inc., the other Grantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*

Exhibit No.	Description of Exhibit
10.4	Intercreditor and Collateral Agency Agreement, dated as of January 31, 2006, by and among Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, The Warnaco Group, Inc., Warnaco Inc. and each other Loan Party (as defined therein) (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.'s Form 8-K/A filed February 15, 2006).*
10.5	Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.6	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.7	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.8	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.9	Amended and Restated License Agreement, dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.10	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement, dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.11	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A. and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.12	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A. and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.13	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#

Exhibit No.	Description of Exhibit
10.14	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.'s Form 10-K filed March 3, 2006).*#
10.15	2006 Directors' Compensation (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
10.16	2006 Base Salaries of Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
10.17	2006 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
10.18	2005 Bonus Awards (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.'s Form 8-K filed March 6, 2006).*
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

†	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: September 6, 2006	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer