Form 10-Q
period 2006-09-30
WARNACO GROUP INC /DE/
filed 2006-11-09
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer            Accelerated file           Non-accelerated filer

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

The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of October 27, 2006 is as follows: 45,978,566.

THE WARNACO GROUP, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

		PAGE NUMBER
	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Condensed Balance Sheets as of September 30, 2006, December 31, 2005 and October 1, 2005	1
	Consolidated Condensed Statements of Operations for the Three Months Ended September 30, 2006, for the Three Months Ended October 1, 2005, for the Nine Months Ended September 30, 2006 and for the Nine Months Ended October 1, 2005	2
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and for the Nine Months Ended October 1, 2005	4
	Notes to Consolidated Condensed Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4.	Controls and Procedures	67
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Submission of Matters to a Vote of Security Holders	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
SIGNATURES		73

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005	October 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$113,425	$164,201	$152,011
Accounts receivable, less reserves of $75,054, $51,417 and $52,671 as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively	310,034	210,204	212,331
Assets held for sale	52,231	1,112	1,129
Inventories	366,535	325,988	312,637
Prepaid expenses and other current assets (including deferred income taxes of $11,747, $2,666 and $1,076 as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively)	91,865	46,463	43,235
Total current assets	934,090	747,968	721,343
Property, plant and equipment, net	125,438	116,995	114,037
Licenses, trademarks and other intangible assets, net	444,804	302,173	303,844
Goodwill	131,159	30,043	38,946
Other assets (including deferred income taxes of $5,178, $3,736 and $5,508 as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively)	21,057	22,872	21,875
Total assets	$1,656,548	$1,220,051	$1,200,045
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$50,938	$—	$—
Accounts payable	188,182	126,333	106,563
Accrued liabilities	134,751	103,314	99,427
Accrued income taxes payable (including deferred income taxes of $1,595, $1,588 and $2,141 as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively)	51,765	23,557	24,274
Total current liabilities	425,636	253,204	230,264
Long-term debt	382,942	210,000	210,503
Other long-term liabilities (including deferred income taxes of $132,546, $74,466 and $81,121 as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively)	188,441	127,360	139,490
Commitments and contingencies (See Notes 2, 3, 4, 6, 7, 9, 11, 15, 16 and 17)
Stockholders' equity:
Preferred stock (See Note 12)	—	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,621,865, 46,146,869 and 46,080,038 issued as of September 30, 2006, December 31, 2005, and October 1, 2005, respectively	466	461	461
Additional paid-in capital	547,989	533,565	529,661
Accumulated other comprehensive income	13,794	4,668	5,608
Retained earnings	123,712	91,846	84,981
Treasury stock, at cost 1,342,550, 42,498 and 37,034 shares as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively	(26,432)	(1,053)	(923)
Total stockholders' equity	659,529	629,487	619,788
Total liabilities and stockholders' equity	$1,656,548	$1,220,051	$1,200,045

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005
Net revenues	$452,025	$326,276
Cost of goods sold	274,272	214,024
Gross profit	177,753	112,252
Selling, general and administrative expenses	141,003	95,045
Amortization of intangible assets	2,695	1,222
Pension expense	5	200
Restructuring expense (income)	100	(1,251)
Operating income	33,950	17,036
Other income	(4,434)	(60)
Interest expense, net	9,261	4,145
Income from continuing operations before provision for income taxes	29,123	12,951
Provision for income taxes	6,632	3,895
Income from continuing operations	22,491	9,056
Loss from discontinued operations, net of income taxes	(7,930)	(2,108)
Net income	$14,561	$6,948
Basic and diluted income per common share:
Income from continuing operations	$0.49	$0.20
Loss from discontinued operations	(0.17)	(0.05)
Net income	$0.32	$0.15
Diluted income per common share:
Income from continuing operations	$0.48	$0.19
Loss from discontinued operations	(0.17)	(0.04)
Net income	$0.31	$0.15
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,623,044	45,913,635
Diluted	46,465,593	46,835,235

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Net revenues	$1,357,265	$1,134,130
Cost of goods sold	849,860	756,932
Gross profit	507,405	377,198
Selling, general and administrative expenses	412,301	289,903
Amortization of intangible assets	9,739	2,798
Pension expense	10	600
Restructuring expense (income)	100	(524)
Operating income	85,255	84,421
Other loss (income)	(3,350)	731
Interest expense, net	26,622	13,703
Income from continuing operations before provision for income taxes	61,983	69,987
Provision for income taxes	17,614	26,009
Income from continuing operations	44,369	43,978
Loss from discontinued operations, net of income taxes	(12,503)	(1,351)
Net income	$31,866	$42,627
Basic income per common share:
Income from continuing operations	$0.97	$0.96
Loss from discontinued operations	(0.28)	(0.03)
Net income	$0.69	$0.93
Diluted income per common share:
Income from continuing operations	$0.94	$0.94
Loss from discontinued operations	(0.26)	(0.02)
Net income	$0.68	$0.92
Weighted average number of shares outstanding used in computing income per common share:
Basic	45,951,109	45,805,562
Diluted	46,964,889	46,562,167

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash flows from operating activities:
Net income	$31,866	$42,627
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	12,503	1,351
Depreciation and amortization	37,717	22,872
Write-off of non-trade receivable	—	1,230
Stock compensation	11,625	8,366
Amortization of deferred financing costs	1,891	1,705
Provision for trade and other bad debts	249	2,119
Inventory writedowns	30,567	23,089
Foreign exchange gain	(7,323)	(5,344)
Other	1,024	974
Change in operating assets and liabilities:
Accounts receivable	(34,286)	5,383
Inventories	(15,699)	261
Prepaid expenses and other assets	(15,299)	1,239
Accounts payable, accrued expenses and other liabilities	24,253	(13,818)
Accrued income taxes	(3,520)	21,370
Net cash provided by operating activities from continuing operations	75,568	113,424
Net cash provided by (used in) operating activities from discontinued operations	(1,769)	1,385
Net cash provided by operating activities	73,799	114,809
Cash flows from investing activities:
Proceeds from disposal of assets and collection of notes receivable	4,312	4,711
Purchase of property, plant & equipment	(29,731)	(24,254)
Purchase of intangible asset	—	(4,333)
Business acquisitions, net of cash acquired	(208,535)	—
Other	—	(745)
Net cash used in investing activities from continuing operations	(233,954)	(24,621)
Net cash used in investing activities from discontinued operations	(196)	(1,330)
Net cash used in investing activities	(234,150)	(25,951)
Cash flows from financing activities:
Debt issued with business acquisition	180,000	—
Payment of debt assumed on business acquisition	(44,592)	—
Increase in short-term notes payable	3,826	—
Payment of deferred financing costs	(3,358)	(1,467)
Payment of long-term debt	(450)
Repayment of Senior Notes due 2013	(5,200)	—
Purchase of treasury stock	(25,379)	—
Proceeds from the exercise of employee stock options	2,804	2,299
Other	—	(1,206)
Net cash provided by (used in) financing activities	107,651	(374)
Translation adjustments	1,924	(2,061)
Increase (decrease) in cash and cash equivalents	(50,776)	86,423
Cash and cash equivalents at beginning of period	164,201	65,588
Cash and cash equivalents at end of period	$113,425	$152,011

See Notes to Consolidated Condensed Financial Statements

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 1 — Nature of Operations and Basis of Presentation

Organization: The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on March 14, 1986 and on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (‘‘Warnaco’’). Warnaco is the principal operating subsidiary of Warnaco Group.

Basis of Consolidation and Presentation: The accompanying unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the annual period ended December 31, 2005 (‘‘Fiscal 2005’’).

Results of acquired companies are included in the Company’s operating results from the date of acquisition and, therefore, operating results on a period-to-period basis are not comparable. In the opinion of management, the information furnished reflects all adjustments (all of which are of a normal recurring nature) necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year.

All inter-company accounts have been eliminated in consolidation.

Periods Covered: The period from July 2, 2006 to September 30, 2006 (the ‘‘Three Months Ended September 30, 2006’’) and the period July 3, 2005 to October 1, 2005 (the ‘‘Three Months Ended October 1, 2005’’) each contained thirteen weeks of operations. The period from January 1, 2006 to September 30, 2006 (the ‘‘Nine Months Ended September 30, 2006’’) and the period January 2, 2005 to October 1, 2005 (the ‘‘Nine Months Ended October 1, 2005’’) each contained thirty-nine weeks of operations.

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

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options under SFAS 123 for all options granted by the Company after February 4, 2003 pursuant to

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. From February 5, 2003 to December 31, 2005, the Company recorded stock-based compensation expense based on the fair value method and adjusted for actual forfeitures of stock-based compensation awards.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As such, results for prior periods have not been restated. The computation of stock-based compensation expense using SFAS 123R compared to the computation of stock-based compensation expense using SFAS 123 resulted in an increase in stock-based compensation expense of $77 (from $3,706 to $3,783) for the Three Months Ended September 30, 2006 and a reduction in stock based compensation expense of $554 (from $12,179 to $11,625) for the Nine Months Ended September 30, 2006, as a result of the use of an estimated forfeiture rate in the computation of stock-based compensation expense. For the Three Months Ended September 30, 2006, the increase in stock-based compensation expense caused income before income taxes to decrease by $77 and net income to decrease by $50. For the Three Months Ended September 30, 2006, the increase in stock-based compensation expense did not have any effect on basic or diluted income per common share, cash provided by operating activities or cash provided by financing activities. For the Nine Months Ended September 30, 2006, the reduction in stock-based compensation expense caused income before income taxes to increase by $554, net income to increase by $359 and basic and diluted income per common share to increase by $0.01. The reduction in stock-based compensation expense did not have any effect on cash provided by operating activities or cash provided by financing activities for the Nine Months Ended September 30, 2006. The cumulative effect of the adoption of SFAS 123R was not material.

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

A summary of stock option award activity under the Company’s stock incentive plans as of September 30, 2006 and changes during the Nine Months Ended September 30, 2006 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	3,963,300	$14.28
Granted	1,090,600	21.56
Exercised	(159,053)	14.35
Forfeited/Expired	(263,232)	19.43
Outstanding as of September 30, 2006	4,631,615	$17.74
Exercisable as of September 30, 2006	2,534,788	$14.44

A summary of the activity for unvested restricted share/unit awards as of September 30, 2006 and changes during the Nine Months Ended September 30, 2006 is presented below:

	Restricted Shares/Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2006	613,825	$19.47
Granted	396,950	21.38
Vested	(288,285)	17.15
Forfeited	(56,278)	21.55
Unvested as of September 30, 2006	666,212	$22.42

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes information about options outstanding as of September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Exercisable at September 30, 2006	Weighted Average Exercise Price	Intrinsic Value
$9.55 – $13.20	1,315,500	6.5	$10.04	$12,237	1,315,500	$10.04	$12,237
$13.21–$16.85	220,000	7.0	16.65	593	164,667	16.65	444
$16.86 – $20.50	1,218,100	7.7	18.66	1,167	741,001	18.60	740
$20.51 – $24.15	1,771,415	9.0	22.51	—	298,820	21.75	—
$24.16 – $27.80	106,600	9.2	25.27	—	14,800	25.25	—
	4,631,615	7.9	$17.74	$13,997	2,534,788	$14.44	$13,421

The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company's stock price volatility since its emergence from bankruptcy and other factors. The Company based its estimate of the expected life of a stock option of six years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company's risk-free rate of return assumption for options granted during the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005 was equal to the quoted yield for five-year U.S. treasury bonds as of the date of grant. Compensation expense related to stock-based compensation awards is based on the number of stock-based compensation awards that the Company expects to vest and the fair value of the stock-based compensation awards on the date of grant and is recognized over the vesting period of the stock-based awards on a straight-line basis.

The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during the Three Months and Nine Months Ended September 30, 2006 and the Three Months and Nine Months Ended October 1, 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted-average grant date fair value of options granted	$7.58	$9.13	$8.50	$8.20
Intrinsic value of options exercised	6.94	13.34	7.34	12.23
Intrinsic value of restricted shares/units vested	20.74	25.26	22.27	24.76

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The fair values of the stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted average risk free rate of return	4.81%	3.99%	4.63%	3.84%
Dividend yield (a)	—	—	—	—
Expected volatility of the market price of the Company's common stock	27.0%	30.0%	27.0%	30.0%
Expected option life	6 years	6 years	6 years	6 years

(a)	The terms of the Company's Amended and Restated Credit Agreement and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (each as defined below) limit the Company's ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years. See Note 11.

A summary of stock-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Stock-based compensation expense before income taxes:
Stock options	$2,109	$2,164	$6,519	$5,106
Restricted stock grants	1,674	1,273	5,106	3,260
Total	3,783	3,437	11,625	8,366
Income tax benefit:
Stock options	748	809	2,310	1,860
Restricted stock grants	593	477	1,809	1,187
Total	1,341	1,286	4,119	3,047
Stock-based compensation expense after income taxes:
Stock options	1,361	1,355	4,209	3,246
Restricted stock grants	1,081	796	3,297	2,073
Total	$2,442	$2,151	$7,506	$5,319

As of September 30, 2006, there was $19,326 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 25 months.

Recent Accounting Pronouncements: In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principles be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

beginning after December 15, 2005. As previously disclosed, the Company restated its consolidated financial statements for the quarter ended April 1, 2006 (‘‘First Quarter 2006’’), for the quarter ended December 31, 2005 (‘‘Fourth Quarter 2005’’) and for Fiscal 2005, in accordance with the provisions of SFAS 154.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income tax in interim periods and income tax disclosures. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of the beginning of fiscal 2007 and is in the process of evaluating the effect, if any, the adoption will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands the definition about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2008. The Company is currently in the process of evaluating the effect, if any, the adoption will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘‘SFAS 158’’). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

defined benefit postretirement plan and to provide the required disclosures are effective as of the fiscal year ending after December 15, 2006. The Company will be required to adopt these requirements as of the end of fiscal 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will be required to adopt this requirement as of the end of fiscal 2008. The Company is currently in the process of evaluating the effect the adoption will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘‘SAB 108’’). SAB 108 provides interpretive guidance on the consideration of the effects of prior year uncorrected misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify misstatements using both an income statement (‘‘rollover’’) and balance sheet (‘‘iron curtain’’) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company will be required to adopt SAB 108 as of the end of fiscal 2006. The Company is currently in the process of evaluating the effect the adoption will have on its consolidated financial statements.

Note 2 — CKJEA Acquisition

On January 31, 2006, the Company acquired 100% of the shares of the companies (the ‘‘CKJEA Business’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Acquisition’’) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. for total consideration of approximately €240,000 (approximately $291,647), consisting of cash consideration, net of cash acquired, of approximately €166,000 (approximately $202,300) and assumption of indebtedness of approximately €74,000 (approximately $89,421). In addition, the Company had incurred professional fees and other related costs of approximately $8,906 in connection with the acquisition. The CKJEA Acquisition provided the Company with rights to distribute Calvin Klein jeanswear products worldwide and expand its retail channel of distribution. The purchase price is subject to certain post-closing adjustments, including adjustments to the amount of working capital acquired. Approximately €36,600 (approximately $44,592) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37,000 (approximately $44,829) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The Company is in the process of determining the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition, obtaining final independent third party appraisals of certain acquired assets and determining the final working capital adjustment, if any. As a result, the purchase price allocation is preliminary and is subject to change.

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

The Company accounted for the CKJEA Acquisition as a purchase. The estimated excess of purchase price over the preliminary fair value of the net assets acquired and liabilities assumed (approximately $119,679) has been recorded as goodwill. The results of the CKJEA Business’ operations have been included in the Company’s results of operations (as part of the Company’s Sportswear Group) commencing February 1, 2006 and the acquired assets and liabilities have been included in the Company’s consolidated condensed balance sheet at September 30, 2006.

Assets acquired and liabilities assumed on January 31, 2006, based upon the Company’s preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, are as follows:

Assets acquired
Accounts receivable	$62,001
Inventory	55,157
Prepaid and other current assets	16,092
Property, plant and equipment	14,477
Licenses and other intangible assets (a)	177,300
Goodwill (a)	119,679
Other assets	2,368
Total assets	$447,074

Liabilities assumed
Accounts payable, accrued liabilities and other current liabilities	$64,594
Accrued income taxes payable	16,745
Third party debt	44,829
Related party debt (b)	44,592
Deferred taxes	54,062
Other noncurrent liabilities	12,496
Total liabilities	237,318
Purchase price, net of cash acquired of $16,578	$209,756

(a) See Note 10 for additional information regarding acquired intangible assets and goodwill.

(b) Repaid by the acquired entities simultaneously with the closing.

The following unaudited pro forma statement of operations data for the Nine Months Ended September 30, 2006 and the Three and Nine Months Ended October 1, 2005 gives effect to the CKJEA Acquisition as if it had occurred at the beginning of each fiscal year of each period presented. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred at the beginning of each period presented, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the Company’s preliminary purchase price allocation. Definitive allocations (which will be based

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

on, among other things, independent appraisals and estimates of the fair values of assets and liabilities acquired) may differ significantly from the unaudited pro forma amounts included herein and may also affect the actual net income reported in future periods.

	Three Months Ended	Nine Months Ended
	October 1, 2005	September 30, 2006	October 1, 2005
	(All amounts unaudited)
Net revenues	$411,519	$1,390,372	$1,341,749
Income from continuing operations	16,464	46,994	52,116
Income from continuing operations per share – basic	0.36	1.02	1.14
Income from continuing operations per share – diluted	0.35	1.00	1.12

The above pro forma amounts reflect adjustments related to: (i) the elimination of sales by the Company to the CKJEA Business; (ii) depreciation and amortization expense (based on the preliminary allocation of the purchase price to the estimated fair value of the assets acquired); and (iii) interest expense resulting from the cash used in, and the financing obtained for, the acquisition. The unaudited pro forma information does not reflect management’s estimate of any anticipated cost savings or other benefits that may ultimately result from the acquisition.

In addition, the unaudited pro forma amounts exclude material non-recurring charges of approximately $5,458 related to the following:

a)	The write up to fair value of inventory as part of the preliminary purchase price allocation: $2,400 (recorded in cost of goods sold in the consolidated condensed statement of operations);

b)	The amortization of sales order backlog: $1,900 (recorded in amortization of intangible assets in the consolidated condensed statement of operations); and

c)	A net exchange loss realized by the Company in connection with the consummation of the acquisition: $1,558 (recorded in other loss (income) in the consolidated condensed statement of operations).

Note 3 — Discontinued Operations

Businesses classified as discontinued operations as of September 30, 2006

On October 31, 2006, the Company entered into an agreement to sell the trademarks and certain other assets of its Ocean Pacific business. The aforementioned sale closed on November 6, 2006. See Note 18. As a result of the sale, the Company's Ocean Pacific sportswear and men's swimwear businesses have been classified as discontinued operations in the Company's Consolidated Condensed Statement of Operations for the Three and Nine Months Ended September 30, 2006 and the Three and Nine Months Ended October 1, 2005. As part of the transaction, the Company was granted a license to design, source, manufacture, market and distribute Ocean Pacific women’s and junior swimwear for an initial term of three years. Therefore, the operating results pertaining to the Ocean Pacific women's and junior swimwear businesses are reflected in continuing operations. In addition, for a period of 90 days following the closing, the Company will provide certain transition services pursuant to a transition services agreement.

During the Three Months Ended September 30, 2006, the Company incurred shutdown expenses related to the discontinued components of its Ocean Pacific business (recorded as part of Loss from

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

discontinued operations) of approximately $2,950 primarily associated with the write-down, to net realizable value, of property, plant, equipment and inventory. The Company estimates that it will incur approximately $3,500 of additional shutdown charges in the fourth quarter of 2006 related to employee termination costs of approximately $3,000 and lease termination costs of approximately $500 associated with the discontinued components of its Ocean Pacific business. These amounts represent preliminary estimates of future costs and could differ from the amounts ultimately recorded. Assets available for sale at September 30, 2006 for the Ocean Pacific business include intangible assets ($33,439) and goodwill ($17,802).

In addition to the above, as disclosed in its Amended Annual Report on Form 10-K/A for Fiscal 2005, the Company discontinued certain operations in prior periods.

Summarized operating results for the discontinued operations are as follows:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
Net revenues	$1,203	$1,375	$10,328	$7,963
Loss before provision (benefit) for income taxes	$(6,391)	$(3,331)	$(12,503)	$(2,466)
Provision (benefit) for income taxes	1,539	(1,223)	—	(1,115)
Loss from discontinued operations	$(7,930)	$(2,108)	$(12,503)	$(1,351)

Businesses expected to be classified as discontinued operations in the future

During the Three Months Ended September 30, 2006, the Company decided to wind down its JLO, Lejaby Rose and Axcelerate Activewear businesses. Under GAAP, the operations of these businesses did not meet the criteria for classification as discontinued operations as of September 30, 2006. The Company expects that these businesses will be classified as discontinued operations over the next few months when the Company has completed the wind down of these businesses. For all periods presented the operating results of these businesses have been included with the continuing operations of the Company. During the Three Months Ended September 30, 2006, the Company incurred shutdown related expenses of approximately $3,000 related to these operations and expects to incur additional shutdown costs (estimated to be approximately $1,400) in the fourth quarter of 2006 as these operations continue to be wound down. This amount represents a preliminary estimate of future costs and could differ from the amount ultimately recorded.

On October 31, 2006 the Company terminated the JLO license agreement. The termination agreement provides the Company with the right to make residual sales of JLO products until May 31, 2007 and the payment of a termination fee of $1.180. The Company paid the termination fee on October 31, 2006.

Note 4 — Restructuring Expense

During the Three Months Ended September 30, 2006 and the Nine Months Ended September 30, 2006, the Company incurred restructuring expenses of $100 related to a facility that was closed in a prior period. During the Three Months Ended October 1, 2005 and the Nine Months Ended October 1, 2005, the Company recorded net gains related to restructuring items of $1,251 and $524, respectively, primarily related to the reversal of accruals due to reductions in the estimated amounts required for employee terminations, partially offset by expenses incurred in connection with the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Restructuring expenses (income) are as follows:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
Employee termination costs and related items (a)	$—	$(1,397)	$—	$(1,322)
Facility shutdown costs and loss on disposal/write-down of property, plant and equipment (b)	$100	$124	$100	$903
Lease and contract termination costs (c)	—	—	—	(130)
Legal and professional fees	—	22	—	25
Total restructuring expense (income)	$100	$(1,251)	$100	$(524)
Cash portion of restructuring items	$—	$(1,185)	$—	$(1,174)
Non-cash portion of restructuring items	100	(66)	100	650

(a)	For the Nine Months Ended October 1, 2005, includes a gain of $1,509 related to the reversal of accruals due to reductions in the estimated amounts required for employee terminations, partially offset by severance and other benefits of $187 payable to 38 employees. During the Three Months Ended October 1, 2005, the Company determined that certain employee termination accruals of $1,415 related to the Company’s formalized plan, initiated in the fourth quarter of the 2002 fiscal year, to consolidate its European manufacturing operations (the ‘‘Social Plan’’), were no longer required. Total costs related to the Social Plan were approximately $16,000.

(b)	For the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005, includes $100 and $641, respectively, of losses on disposal/writedowns of assets related to facilities that were either closed or sold in prior periods.

(c)	Reflects the reversal of an accrual no longer required related to the closure of a technical production support center located in Van Nuys, California. The Company settled the lease with the landlord earlier than anticipated.

Changes in liabilities related to restructuring expense (income) for the Nine Months Ended September 30, 2006 are summarized below:

	Employee Termination Costs	Legal and Professional Fees	Total
Balance at December 31, 2005	$302	$10	$312
Cash reductions for the Nine Months Ended September 30, 2006	(50)	(8)	(58)
Non-cash changes and foreign currency effects	21	—	21
Balance at September 30, 2006 (a)	$273	$2	$275

(a)	The Company expects that substantially all of the liabilities related to these restructuring items will be paid by the end of the second quarter of the 2007 fiscal year.

Note 5 — Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Intimate Apparel Group; (ii) Sportswear Group; and (iii) Swimwear Group.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men's underwear

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

and loungewear under the Warner's, Olga®, Body Nancy GanzTM/Bodyslimmers®, J. Lo by Jennifer Lopez®, Calvin Klein®, Lejaby®, Axcelerate Engineered by Speedo™ and Rasurel® brand names. As of September 30, 2006, the Intimate Apparel Group also operated 437 Calvin Klein retail stores worldwide (consisting of 69 stores directly operated by the Intimate Apparel Group, including one on-line store, 315 shop-in-shop/concession locations and 53 stores operated under retail licenses or distributor agreements).

The Sportswear Group designs, sources and markets moderate to premium priced men's, women's and junior's sportswear under the Calvin Klein and Chaps® brands. During the First Quarter 2006, the Company acquired (as part of its Sportswear Group) the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See Note 2. As of September 30, 2006, the Sportswear Group operated 310 Calvin Klein retail stores worldwide (consisting of 33 stores directly operated by the Sportswear Group, 208 shop-in-shop/concession locations and 69 stores operated under retail licenses or distributor agreements). The majority of these Calvin Klein retail stores were acquired as part of the CKJEA Acquisition.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo, Anne Cole®, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors®, Ocean Pacific®, Axcelerate/Axcelerate Engineered by Speedo and Calvin Klein brand names. As of September 30, 2006, the Swimwear Group operated three Speedo outlet stores and one on-line store.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information by business group from continuing operations is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Three Months Ended September 30, 2006
Net revenues	$232,812	$174,507	$44,706	$452,025	$—	$452,025
Operating income (loss)	32,589	25,875	(13,950)	44,514	(10,564)	33,950
Depreciation and amortization	8,547	2,636	2,648	13,831	986	14,817
Restructuring expense (income)	—	—	—	—	100	100
Capital expenditures	4,596	1,261	124	5,981	1,975	7,956
Three Months Ended October 1, 2005
Net revenues	$133,651	$156,488	$36,137	$326,276	$—	$326,276
Operating income (loss)	17,816	19,540	(13,670)	23,686	(6,650)	17,036
Depreciation and amortization	2,568	2,008	1,841	6,417	690	7,107
Restructuring expense (income)	—	—	—	—	(1,251)	(1,251)
Capital expenditures	2,983	2,150	2,275	7,408	6,610	14,018
Nine Months Ended September 30, 2006
Net revenues	$568,306	$481,357	$307,602	$1,357,265	$—	$1,357,265
Operating income (loss)	43,030	59,925	7,798	110,753	(25,498)	85,255
Depreciation and amortization	18,804	8,310	7,952	35,066	2,651	37,717
Restructuring expense (income)	—	—	—	—	100	100
Capital expenditures	8,314	4,153	2,072	14,539	8,939	23,478
Nine Months Ended October 1, 2005
Net revenues	$384,087	$451,591	$298,452	$1,134,130	$—	$1,134,130
Operating income (loss)	44,608	39,934	21,290	105,832	(21,411)	84,421
Depreciation and Amortization	7,973	7,207	5,642	20,822	2,050	22,872
Restructuring expense (income)	—	—	—	—	(524)	(524)
Capital expenditures	3,451	5,727	3,999	13,177	14,767	27,944
Balance Sheet
Total Assets:
September 30, 2006	$621,041	$305,088	$290,803	$1,216,932	$439,616	$1,656,548
December 31, 2005	230,065	280,791	362,550	873,406	346,645	1,220,051
October 1, 2005	286,192	297,858	282,314	866,364	333,681	1,200,045
Property, Plant and Equipment:
September 30, 2006	$26,163	$18,368	$15,241	$59,772	$65,666	$125,438
December 31, 2005	9,703	19,061	17,607	46,371	70,624	116,995
October 1, 2005	9,825	17,569	17,493	44,887	69,150	114,037

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The table below summarizes corporate/other expenses for each period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Unallocated corporate departmental expenses	$9,478	$7,211	$22,747	$19,885
Restructuring expense	100	(1,251)	100	(524)
Depreciation and amortization of corporate assets	986	690	2,651	2,050
Corporate/other items	$10,564	$6,650	$25,498	$21,411

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Operating income from business groups	$44,514	$23,686	$110,753	$105,832
Corporate/other items	(10,564)	(6,650)	(25,498)	(21,411)
Operating income	33,950	17,036	85,255	84,421
Other loss (income)	(4,434)	(60)	(3,350)	731
Interest expense, net	9,261	4,145	26,622	13,703
Income from continuing operations before provision for income taxes	$29,123	$12,951	$61,983	$69,987

Geographic Information: Net revenues summarized by geographic region are as follows:

	Three Months Ended
	September 30, 2006		October 1, 2005
Net revenues:
United States	$225,441	49.9%	$221,065	67.7%
Europe	131,402	29.1%	63,003	19.3%
Canada	24,008	5.3%	21,421	6.6%
Mexico	14,553	3.2%	8,825	2.7%
Asia	56,621	12.5%	11,962	3.7%
	$452,025	100.0%	$326,276	100.0%

	Nine Months Ended
	September 30, 2006		October 1, 2005
Net revenues:
United States	$777,527	57.3%	$809,283	71.3%
Europe	321,505	23.7%	193,541	17.1%
Canada	74,209	5.5%	71,018	6.3%
Mexico	42,640	3.1%	31,720	2.8%
Asia	141,384	10.4%	28,568	2.5%
	$1,357,265	100.0%	$1,134,130	100.0%

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Information about Major Customers: For the Three Months Ended September 30, 2006, no customer accounted for 10% or more of the Company’s net revenues and for the Three Months Ended October 1, 2005, one customer, Federated-May Company, accounted for 14.6% of the Company's net revenues. For the Nine Months Ended September 30, 2006, no customer accounted for 10% or more of the Company’s net revenues and for the Nine Months Ended October 1, 2005, one customer, Federated-May Company, accounted for 11.3% of the Company’s net revenues.

Note 6 — Income Taxes

The following presents the domestic and foreign components of the Company’s provision for income taxes included in income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Domestic	$(3,384)	$(3,055)	$(5,925)	$6,834
Foreign	10,016	6,950	23,539	19,175
Total	$6,632	$3,895	$17,614	$26,009

The effective tax rate for the Three Months Ended September 30, 2006 was approximately 23% compared to approximately 30% for the Three Months Ended October 1, 2005. The lower effective tax rate for the Three Months Ended September 30, 2006 reflects the benefit of $3,200 related to the previously announced favorable tax ruling from the taxation authority in the Netherlands related to the Company’s operations in that region. The Company estimates the ruling will provide a benefit to its annual effective tax rate of approximately 5.0%. The effective tax rate for the Three Months Ended October 1, 2005 reflects a benefit as a result of the filing of the Company’s 2004 tax return.

The effective tax rate for the Nine Months Ended September 30, 2006 was approximately 28% compared to approximately 37% for the Nine Months Ended October 1, 2005. The lower effective tax rate for the Nine Months Ended September 30, 2006 relates to a favorable earnings mix between higher and lower tax jurisdictions and the effect of the aforementioned tax ruling received in the Netherlands.

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities. The Company provides a valuation allowance for its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. This determination is made on a jurisdiction by jurisdiction basis. The Company records a full valuation allowance against its net domestic deferred tax assets exclusive of indefinite lived intangible assets. The valuation allowance as of September 30, 2006 was $134,932, of which up to approximately $2,620 will provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce goodwill. The Company records a deferred tax liability related to indefinite-lived intangible assets. As of September 30, 2006, a deferred tax liability of $72,417 had been recorded related to indefinite-lived intangible assets.

In foreign jurisdictions, the Company has recorded a valuation allowance against deferred tax assets of $27,379, of which $7,599 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies and the remainder will be applied to reduce goodwill.

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 7 — Employee Benefit and Retirement Plans

Defined Benefit Pension Plan

The Company follows SFAS No. 87, Employers' Accounting for Pensions (‘‘SFAS 87’’), in regard to accounting for its defined benefit pension plan in the U.S. (‘‘Pension Plan’’). Pursuant to SFAS 87, each quarter the Company recognizes interest cost offset by the expected return on Pension Plan assets. In addition, the Company obtains a report from the Pension Plan actuary to measure Pension Plan assets and liabilities at year-end. The Company records the effect of actual gains and losses exceeding the expected return on Pension Plan assets and any other changes determined by the actuary (including changes in actuarial assumptions) in the fourth quarter of each year. This accounting results in volatility in pension expense or income; therefore, the Company reports pension expense/income on a separate line of its statement of operations in each period. To conform to the current period presentation, the pension income or expense line item in the statement of operations also includes pension expense or income related to the Company’s unfunded foreign defined benefit plans which are considered immaterial to the consolidated financial statements and, therefore, are not included in the table below. Pension expense or income related to the Company’s foreign defined benefit plans was classified in selling, general and administrative expenses in prior periods and has been reclassified to conform to the current period presentation.

The components of net periodic benefit cost are as follows:

	Pension Plan		Other Benefit Plans
	Three Months Ended		Three Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$—	$—	$75	$89
Interest cost	2,249	2,140	102	67
Expected return on plan assets	(2,332)	(1,940)	—	—
Amortization of prior service cost	—	—	31	—
Net periodic benefit cost (income) (a)	$(83)	$200	$208	$156

	Pension Plan		Other Benefit Plans
	Nine Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$—	$—	$225	$346
Interest cost	6,747	6,420	306	201
Expected return on plan assets	(6,996)	(5,820)	—	—
Amortization of prior service cost	—	—	93	—
Net periodic benefit cost (income) (a)	$(249)	$600	$624	$547

(a)	Pension Plan net periodic benefit cost (income) reflects the domestic pension plan only. The amounts do not include expenses related to foreign defined benefit plans of $88, $0, $259 and $71 for the Three Months Ended September 30, 2006, the Three Months Ended October 1, 2005, the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005, respectively.

The Company’s contributions to the Pension Plan were $10,274 through September 30, 2006 and are expected to be $12,919 in total through December 30, 2006.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Deferred Compensation Plan

The Company’s deferred compensation plan was adopted on April 25, 2005. The Company’s liability for employee contributions and investment activity was $702, $162 and $112 as of September 30, 2006, December 31, 2005 and October 1, 2005, respectively. This liability is recorded in other long-term liabilities.

Note 8 — Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income	$14,561	$6,948	$31,866	$42,627
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,461)	1,536	9,500	(10,070)
Other	(29)	44	(374)	117
Total comprehensive income	$7,071	$8,528	$40,992	$32,674

The components of accumulated other comprehensive income are as follows:

	September 30, 2006	December 31, 2005	October 1, 2005
Foreign currency translation adjustments (a)	$14,005	$4,505	$5,474
Other	(211)	163	134
Total accumulated other comprehensive income	$13,794	$4,668	$5,608

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations.

Note 9 — Inventories

Inventories are valued at the lower of cost to the Company (using the first-in first-out method) or market and are summarized as follows:

	September 30, 2006	December 31, 2005	October 1, 2005
Finished goods (a)	$281,531	$242,839	$230,239
Work in process/in transit	51,638	55,974	54,808
Raw materials (a)	33,366	27,175	27,590
	$366,535	$325,988	$312,637

(a)	Includes $49,612 and $257 of finished goods and raw materials, respectively, from the CKJEA Business as of September 30, 2006.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 10 — Goodwill and Intangible Assets

The following table sets forth intangible assets at September 30, 2006, December 31, 2005 and October 1, 2005 (certain intangible asset balances fluctuate from period to period as certain intangible assets are held by the Company’s foreign operations and are subject to fluctuations in foreign currencies relative to the Company’s reporting currency):

	September 30, 2006			December 31, 2005			October 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term:
Company as licensee (a) (b)	$278,345	$16,740	$261,605	$108,363	$10,158	$98,205	$108,363	$8,938	$99,425
Company as licensor (c)	—	—	—	5,861	1,790	4,071	5,861	1,558	4,303
Sales order backlog (b)	1,900	1,900	—	—	—	—	11,800	11,800	—
Other (b)	13,517	1,257	12,260	—	—	—	662	662	—
Total finite lived intangible assets	293,762	19,897	273,865	114,224	11,948	102,276	126,686	22,958	103,728
Indefinite lived intangible assets:
Trademarks (c)	125,439	—	125,439	154,397	—	154,397	154,616	—	154,616
Licenses in perpetuity	45,500	—	45,500	45,500	—	45,500	45,500	—	45,500
Total indefinite lived intangible assets	170,939	—	170,939	199,897	—	199,897	200,116	—	200,116
Intangible assets	$464,701	$19,897	$444,804	$314,121	$11,948	$302,173	$326,802	$22,958	$303,844

(a)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women’s swimwear. The license was subject to the rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company acquired the remaining rights under the Calvin Klein swimwear license for $4,333, which is being amortized through June 2007 using the straight-line method.

(b)	On January 31, 2006, the Company completed the CKJEA Acquisition (See Note 2). The total amount assigned (based on the Company’s preliminary allocation of the purchase price) to intangible assets subject to amortization is summarized below. The Company notes that no amounts were assigned to intangible assets not subject to amortization and none of the intangible assets are expected to have a residual value:

	Assigned Value as of Date of Acquisition	Weighted Average Useful Life
Licenses acquired for a term	$162,450	40 years
Sales order backlog	1,900	4 months
Favorable leases, customer lists and other	12,950	10 years
	$177,300

(c)	In connection with the sale of certain assets of the Company's Ocean Pacific business on November 6, 2006, licenses for a term of $3,039 and trademarks of $30,000 have been classified as part of Assets held for sale on the Company's Consolidated Condensed Balance Sheet as of September 30, 2006. See Note 3.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

The following table summarizes the Company's estimated amortization expense related to intangible assets for the next five years:

2007	$10,915
2008	9,207
2009	8,984
2010	8,689
2011	8,057

The following table summarizes the changes in the carrying amount of goodwill for the Nine Months Ended September 30, 2006:

	Intimate Apparel Group	Sportswear Group	Swimwear Group	Total
Goodwill balance at December 31, 2005	$5,709	$4,100	$20,234	$30,043
Adjustments:
CKJEA Acquisition (a)	—	119,679	—	119,679
Reclassification to assets held for sale (b)	—	—	(17,802)	(17,802)
Other (c)	(670)	200	(291)	(761)
Goodwill balance at September 30, 2006	$5,039	$123,979	$2,141	$131,159

(a)	Relates to the CKJEA Acquisition (See Note 2). The $119,679 of goodwill was assigned to the Company’s Sportswear Group. None of the acquired goodwill is expected to be deductible for tax purposes.

(b)	Relates to goodwill associated with the Ocean Pacific business which was sold on November 6, 2006. See Note 3.

(c)	Reflects, among other items, amounts accrued during the Nine Months Ended September 30, 2006 for the Company’s acquisition of a component of a business located in Asia that provided sourcing and buying agent services to the Company. The total purchase price for this acquisition was approximately $2,000. Effective June 16, 2006, the Company acquired an additional component of the abovementioned business. The total purchase price for this additional component is expected to approximate $1,000.

Note 11 — Debt

Debt was as follows:

	September 30, 2006	December 31, 2005	October 1, 2005
Short-term debt:
CKJEA notes payable	$48,783	$—	$—
Current portion of Term B Note due 2013	1,800	—	—
Other	355	—	—
	$50,938	$—	$—

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005	October 1, 2005
Long-term debt:
8 7/8% Senior Notes due 2013	$205,000	$210,000	$210,000
Term B Note due 2013	177,750	—	—
Other	192	—	503
	$382,942	$210,000	$210,503

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

Swap Agreements

As a result of the interest rate swap agreements entered into on September 18, 2003 (the ‘‘2003 Swap Agreement’’) and November 5, 2004 (the ‘‘2004 Swap Agreement’’), the weighted average effective interest rate of the Senior Notes was 9.14% as of September 30, 2006, 8.87% as of December 31, 2005 and 8.49% as of October 1, 2005.

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

	September 30, 2006	December 31, 2005	October 1, 2005
Unrealized loss:
2003 Swap Agreement	$(1,801)	$(1,366)	$(676)
2004 Swap Agreement	(1,203)	(990)	(668)
Net unrealized loss	$(3,004)	$(2,356)	$(1,344)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s Senior Secured Revolving Credit Facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180,000 term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

case, on a per annum basis. As of September 30, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 6.90%. The Term B Note matures on January 31, 2013 and must be repaid at the rate of $450 per quarter from June 30, 2006 through March 31, 2012 and $42,300 on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco to repay the Term B Note principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225,000. The $225,000 revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225,000 to $375,000. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.75% at September 30, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.87% and 6.04% at September 30, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by Warnaco Group and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of Warnaco Group and its domestic subsidiaries.

As of September 30, 2006, under the Amended and Restated Credit Agreement, the Company had $179,550 outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. As of September 30, 2006, the Company had approximately $99,804 available credit under the revolving credit facility comprised of the $184,469 maximum available credit (based upon the current borrowing base calculations), less outstanding letters of credit of approximately $125,001, plus approximately $40,336 of cash collateral.

On November 6, 2006, the Company entered into an amendment to its Amended and Restated Credit Agreement to, among other things, permit the Ocean Pacific sale, designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement, permit Warnaco to hold certain investments in connection with such sale, and expand the ability of the Company to repurchase its common stock (based on certain tests), in each case subject to certain limitations and restrictions. See Note 18.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed certain debt of approximately $89,421. Simultaneously with the closing of the acquisition, the Company repaid approximately $44,592 of the outstanding debt. The remaining debt consists of short-term notes payable with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of September 30, 2006, the weighted average interest rate for the assumed debt outstanding was approximately 3.62%.

Foreign Revolving Credit Facility

As of September 30, 2006, the Company’s foreign subsidiaries had no borrowings under the $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’).

Debt Covenants

As previously disclosed, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement at December 31, 2005, April 1, 2006 and July 1, 2006 due to the restatement of its consolidated financial statements for Fiscal 2005 and the First Quarter 2006. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the lenders under the Amended and Restated Credit Agreement. The Company filed its Amended Annual Report on Form 10-K/A for Fiscal 2005 and its Amended Quarterly Report on Form 10-Q/A for the First Quarter 2006 within the thirty-day waiver period. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of September 30, 2006.

The Company was in compliance with the covenants of the Senior Notes as of September 30, 2006, December 31, 2005 and October 1, 2005.

The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of September 30, 2006 and December 31, 2005.

Interest

The Company anticipates that interest payments related to long term debt are as follows: $32,990 in 2006; $32,879 in 2007; $32,752 in 2008; $32,626 in 2009; $32,500 in 2010; and $69,339 thereafter.

The Company earned interest income of $867, $1,284, $1,747 and $2,346 for the Three Months Ended September 30, 2006, the Three Months Ended October 1, 2005, the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005, respectively. Interest income is recorded as part of interest expense, net, on the Company’s statement of operations.

Note 12 — Capital Stock

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2006, December 31, 2005 and October 1, 2005.

Common Stock

Share Repurchase Program

During the Three and Nine Months Ended September 30, 2006, the Company purchased 525,000 and 1,200,000 shares, respectively, of its common stock in the open market at a total cost of

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

approximately $10,948 ($20.85 per share) and $23,132 ($19.28 per share), respectively, under the Company’s previously announced share repurchase program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Note 13 — Supplemental Cash Flow Information

	Nine Months Ended
	September 30, 2006	October 1, 2005
Cash paid (received) during the period for:
Interest expense	$18,773	$11,762
Interest income	(1,273)	(2,412)
Income taxes, net of refunds received	21,136	(198)
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	2,577	7,364
Note receivable / (reserved for) on asset sales	—	(298)

Note 14 — Income Per Common Share

	Three Months Ended
	September 30, 2006	October 1, 2005
Numerator for basic and diluted income per common share:
Income from continuing operations	$22,491	$9,056
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,623,044	45,913,635
Income per common share from continuing operations	$0.49	$0.20
Diluted:
Weighted average number of shares outstanding	45,623,044	45,913,635
Effect of dilutive securities:
Employee stock options	626,912	687,554
Unvested employees' restricted stock	215,637	234,046
Weighted average number of shares and share equivalents outstanding	46,465,593	46,835,235
Income per common share from continuing operations	$0.48	$0.19
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	2,340,415	47,400

	Nine Months Ended
	September 30, 2006	October 1, 2005
Numerator for basic and diluted income per common share:	$44,369	$43,978
Income from continuing operations
Basic:

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Weighted average number of shares outstanding used in computing income per common share	45,951,109	45,805,562
Income per common share from continuing operations	$0.97	$0.96
Diluted:
Weighted average number of shares outstanding	45,951,109	45,805,562
Effect of dilutive securities:
Employee stock options	759,157	596,750
Unvested employees' restricted stock	254,623	159,855
Weighted average number of shares and share equivalents outstanding	46,964,889	46,562,167
Income per common share from continuing operations	$0.94	$0.94
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding	1,783,815	69,600

Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

Note 15 — Legal Matters

SEC Inquiry

On August 8, 2006, the Company announced that it would restate its previously reported financial statements for Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps® menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group in First Quarter 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

In connection with the restatements, the Company contacted the SEC staff to inform them of the restatements and the Company’s related investigation. The SEC staff subsequently notified the Company that it had initiated an informal inquiry with respect to such matters. The Company is cooperating fully with the SEC in its informal inquiry.

From time to time, the Company is involved in arbitrations or legal proceedings that arise in the ordinary course of its business. The Company cannot predict the timing or outcome of these claims and proceedings. Currently, the Company is not involved in any such arbitration and/or legal proceeding that it expects to have a material effect on its financial condition, results of operations or business.

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 16 — Supplemental Consolidating Condensed Financial Information

Certain subsidiaries of Warnaco Group guarantee Warnaco's obligations under the Senior Notes. The following tables set forth supplemental consolidating condensed financial information as of September 30, 2006, December 31, 2005 and October 1, 2005 and for the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005 for: (i) Warnaco Group; (ii) Warnaco; (iii) the subsidiaries of Warnaco that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries of Warnaco other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) the Company on a consolidated basis.

	September 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$43,649	$255	$69,521	$—	$113,425
Accounts receivable, net	—	—	141,864	168,170	—	310,034
Inventories	—	85,368	139,682	141,485	—	366,535
Prepaid expenses and other current assets	—	25,531	15,333	51,001	—	91,865
Assets held for sale	—	989	51,242	—	—	52,231
Total current assets	—	155,537	348,376	430,177	—	934,090
Property, plant and equipment, net	—	44,807	39,655	40,976	—	125,438
Investment in subsidiaries	891,734	551,617	—	—	(1,443,351)	—
Other assets	—	34,537	243,475	319,008	—	597,020
Total assets	$891,734	$786,498	$631,506	$790,161	$(1,443,351)	$1,656,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities short-term debt and accrued taxes	$—	$96,210	$61,358	$268,068	$—	$425,636
Total current liabilities	—	96,210	61,358	268,068	—	425,636
Intercompany accounts	232,205	(302,664)	(76,219)	146,678	—	—
Long-term debt	—	382,750	—	192	—	382,942
Other long-term liabilities	—	103,783	13,421	71,237	—	188,441
Stockholders' equity	659,529	506,419	632,946	303,986	(1,443,351)	659,529
Total liabilities and stockholders' equity	$891,734	$786,498	$631,506	$790,161	$(1,443,351)	$1,656,548

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	December 31, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$105,770	$581	$57,850	$—	$164,201
Accounts receivable, net	—	—	141,568	68,636	—	210,204
Inventories	—	74,727	168,997	82,264	—	325,988
Prepaid expenses and other current assets	—	19,710	10,221	17,644	—	47,575
Total current assets	—	200,207	321,367	226,394	—	747,968
Property, plant and equipment, net	—	50,899	41,489	24,607	—	116,995
Investment in subsidiaries	850,743	551,616	—	—	(1,402,359)	—
Other assets	—	39,641	298,633	16,814	—	335,088
Total assets	$850,743	$842,363	$661,489	$267,815	$(1,402,359)	$1,220,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$116,760	$45,303	$91,141	$—	$253,204
Total current liabilities	—	116,760	45,303	91,141	—	253,204
Intercompany accounts	221,256	(167,943)	18,124	(71,437)	—	—
Long-term debt	—	210,000	—	—	—	210,000
Other long-term liabilities	—	109,643	13,017	4,700	—	127,360
Stockholders' equity	629,487	573,903	585,045	243,411	(1,402,359)	629,487
Total liabilities and stockholders' equity	$850,743	$842,363	$661,489	$267,815	$(1,402,359)	$1,220,051

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

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Net revenues	$—	$321,862	$446,260	$589,143	$—	$1,357,265
Cost of goods sold	—	240,236	312,485	297,139	—	849,860
Gross profit	—	81,626	133,775	292,004	—	507,405
SG&A expenses (including amortization of intangible assets)	—	95,526	118,897	207,617	—	422,040
Pension expense (income)	—	(249)	—	259	—	10
Restructuring expense	—	100	—	—	—	100
Operating income (loss)	—	(13,751)	14,878	84,128	—	85,255
Equity in income of subsidiaries	(31,866)	—	—	—	31,866	—
Intercompany	—	(4,932)	(5,378)	10,310	—	—
Other income	—	(256)	(203)	(2,891)	—	(3,350)
Interest expense (income), net	—	88,572	(63,912)	1,962	—	26,622
Income (loss) from continuing operations before provision (benefit) for income taxes	31,866	(97,135)	84,371	74,747	(31,866)	61,983
Provision (benefit) for income taxes	—	(27,603)	23,976	21,241	—	17,614
Loss from discontinued operations, net of taxes	—	—	(12,503)	—	—	(12,503)
Net income (loss)	$31,866	$(69,532)	$47,892	$53,506	$(31,866)	$31,866

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended October 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated

Net revenues	$—	$340,852	$468,836	$324,442	$—	$1,134,130
Cost of goods sold	—	259,269	324,662	173,001	—	756,932
Gross profit	—	81,583	144,174	151,441	—	377,198
SG&A expenses (including amortization of intangible assets)	—	101,419	98,629	92,653	—	292,701
Pension expense	—	600	—	—	—	600
Restructuring expense (income)	—	686	—	(1,210)	—	(524)
Operating income (loss)	—	(21,122)	45,545	59,998	—	84,421
Equity in income of subsidiaries	(42,627)	—	—	—	42,627	—
Intercompany	—	(2,099)	(5,147)	7,246	—	—
Other loss (income)	—	(6,019)	6,019	731	—	731
Interest expense (income), net	—	46,317	(33,567)	953	—	13,703
Income (loss) from continuing operations before provision (benefit) for income taxes	42,627	(59,321)	78,240	51,068	(42,627)	69,987
Provision (benefit) for income taxes	—	(21,878)	29,053	18,834	—	26,009
Income (loss) from continuing operations	42,627	(37,443)	49,187	32,234	(42,627)	43,978
Loss from discontinued operations, net of taxes	—	—	(1,331)	(20)	—	(1,351)
Net income (loss)	$42,627	$(37,443)	$47,856	$32,214	$(42,627)	$42,627

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$22,575	$(11,506)	$3,666	$60,833	$—	$75,568
Net cash provided by (used in) operating activities from discontinued operations	—	—	(1,769)	—	—	(1,769)
Net cash provided by (used in) operating activities	$22,575	$(11,506)	$1,897	$60,833	$—	$73,799
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	4,290	—	22	—	4,312
Purchase of property, plant and equipment	—	(17,365)	(2,024)	(10,342)	—	(29,731)
Business acquisitions, net of cash acquired	—	(208,532)	(3)	—	—	(208,535)
Net cash used in investing activities from continuing operations	—	(221,607)	(2,027)	(10,320)	—	(233,954)
Net cash provided by investing activities from discontinued operations	—	—	(196)	—	—	(196)
Net cash used in investing activities	—	(221,607)	(2,223)	(10,320)	—	(234,150)
Cash flows from financing activities:
Debt issued with business acquisition	—	180,000	—	—	—	180,000
Payment of debt assumed on business acquisition	—	—	—	(44,592)	—	(44,592)
Increase in short-term notes payable	—	—	—	3,826	—	3,826
Payment of deferred financing costs	—	(3,358)	—	—	—	(3,358)
Repayment of long-term debt	—	(450)	—	—	—	(450)
Payment of Senior Notes due 2013	—	(5,200)	—	—	—	(5,200)
Purchase of treasury stock	(25,379)	—	—	—	—	(25,379)
Proceeds from the exercise of employee stock options	2,804	—	—	—	—	2,804
Net cash provided by (used in) financing activities	(22,575)	170,992	—	(40,766)	—	107,651
Translation adjustments	—	—	—	1,924	—	1,924
Increase (decrease) in cash and cash equivalents	—	(62,121)	(326)	11,671	—	(50,776)
Cash and cash equivalents, at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents, at end of period	$—	$43,649	$255	$69,521	$—	$113,425

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

	Nine Months Ended October 1, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,389)	$83,226	$7,973	$23,614	$—	$113,424
Net cash provided by (used in) operating activities from discontinued operations	—	—	87	1,298	—	1,385
Net cash provided by (used in) operating activities	(1,389)	83,226	8,060	24,912	—	114,809
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	4,676	—	35	—	4,711
Purchase of property, plant and equipment	—	(16,781)	(1,906)	(5,567)	—	(24,254)
Purchase of Intangible Asset			(4,333)			(4,333)
Other	—	—	(467)	(278)		(745)
Net cash used in investing activities from continuing operations	—	(12,105)	(6,706)	(5,810)	—	(24,621)
Net cash used in investing activities from discontinued operations	—	—	(1,330)	—	—	(1,330)
Net cash used in investing activities	—	(12,105)	(8,036)	(5,810)	—	(25,951)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,299	—	—	—	—	2,299
Payment of deferred financing costs	—	(282)	—	(1,185)	—	(1,467)
Other	(910)	—	—	(296)	—	(1,206)
Net cash provided by (used in) financing activities	1,389	(282)	—	(1,481)	—	(374)
Translation adjustments	—	—	—	(2,061)	—	(2,061)
Increase in cash and cash equivalents	—	70,839	24	15,560	—	86,423
Cash and cash equivalents, at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents, at end of period	$—	$114,994	$146	$36,871	$—	$152,011

THE WARNACO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)
(Unaudited)

Note 17 — Commitments

With the exception of the additional information presented in the table below, the contractual obligations and commitments as of September 30, 2006 did not differ materially from those disclosed as of December 31, 2005 in the Company’s Amended Annual Report on Form 10-K/A for the 2005 fiscal year.

The following table summarizes new commitments and contractual obligations (primarily related to the CKJEA Acquisition) that arose during the Nine Months Ended September 30, 2006:

	Payments Due by Year
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$7,943	$9,011	$6,760	$4,242	$3,200	$6,571	$37,727
Minimum royalties	181	223	240	273	288	17,096	18,301
Other contractual commitments	1,305	1,372	672	490	284	—	4,123
Total	$9,429	$10,606	$7,672	$5,005	$3,772	$23,667	$60,151

Note 18 — Subsequent Event

As reported on October 31, 2006, the Company entered into an agreement to sell the trademarks and certain other assets of its Ocean Pacific business to Iconix Brand Group Inc. (‘‘Iconix’’) for a total consideration of $54,000 (which approximates the net book value of the assets sold). The sale closed on November 6, 2006. As part of the sale, the Company was granted a license to design, source, manufacture, market and distribute Ocean Pacific women’s and junior swimwear for an initial term of three years. In addition, for a period of 90 days following the closing, the Company will provide certain transition services pursuant to a transition services agreement.

Pursuant to the asset purchase agreement, the Company was paid $10,000 at closing. The remainder of the purchase price ($44,000) was evidenced by a short-term promissory note (the ‘‘Note’’) of Iconix secured by the acquired assets. The Note bears interest at a rate of 7% per annum and becomes payable in full, together with accrued interest, by Iconix on December 31, 2006 (the ‘‘Maturity Date’’), subject to certain extension provisions set forth in the Note. On or prior to the Maturity Date, Iconix may elect, subject to the terms and conditions of the Note, to pay up to $27,000 of the principal of the Note through the issuance of shares of its common stock to the Company. If Iconix pays the Company principal of the Note in cash in an amount greater than or equal to $25,000 by the Maturity Date, then Iconix may elect to extend the Maturity Date of the Note until January 31, 2007, at which time Iconix must pay the Company not less than $5,500 of the outstanding principal amount of the Note in cash. In accordance with the terms and conditions of a registration rights agreement, the Company has certain registration rights with respect to any Iconix shares issued pursuant to the Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future or that could affect the value of the Company's common stock, par value $0.01 per share. Except for the historical information contained herein, this Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See ‘‘Statement Regarding Forward-Looking Disclosure.’’

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is a summary and should be read in conjunction with: (i) the consolidated condensed financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) The Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (‘‘Fiscal 2005’’).

The period July 2, 2006 to September 30, 2006 (the ‘‘Three Months Ended September 30, 2006’’) and the period July 3, 2005 to October 1, 2005 (the ‘‘Three Months Ended October 1, 2005’’) both contained thirteen weeks of operations. The period January 1, 2006 to September 30, 2006 (the ‘‘Nine Months Ended September 30, 2006’’) and the period January 2, 2005 to October 1, 2005 (the ‘‘Nine Months Ended October 1, 2005’’) both contained thirty-nine weeks of operations. References to ‘‘Core Brands’’ refer to the Intimate Apparel Group’s Warner's®, Olga®, and Body Nancy Ganz™/Bodyslimmers® brand names. References to ‘‘Fashion Brands’’ refer to the Intimate Apparel Group’s Lejaby®, Axcelerate Engineered by Speedo™ (‘‘Axcelerate’’) and J. Lo by Jennifer Lopez® (‘‘JLO’’) brand names. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands, including Cole of California®, Catalina®, Anne Cole®, Lifeguard®, Nautica®, Calvin Klein® and Michael Kors®. References to ‘‘Retail’’ within each operating Group refer to the Company’s owned full price free standing stores, owned outlet stores, ‘‘shop-in-shop’’ stores, concession stores and on-line stores.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company's products are distributed to wholesale customers through multiple distribution channels, including major department stores, independent retailers, membership clubs, chain stores, specialty and other stores and mass merchandisers. As of September 30, 2006, the Company also operated 747 Calvin Klein retail stores worldwide (consisting of 102 stores directly operated by the Company, including one on-line store, 523 shop-in-shop/concession stores and 122 stores operated under retail licenses or distributor agreements). As of September 30, 2006, the Company’s Swimwear Group also operated three Speedo® outlet stores and one on-line store. On January 31, 2006, the Company acquired (the ‘‘CKJEA Acquisition’’) 100% of the shares of the companies that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Business’’). See ‘‘CKJEA Acquisition’’ below and Notes 2 and 11 of Notes to Consolidated Condensed Financial Statements.

The Company continues to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During the Nine Months Ended September 30, 2006, the Company implemented a new enterprise-wide computer software platform encompassing finance, sales and distribution and materials management (referred to in this report as the ‘‘new systems infrastructure’’) in both its Swimwear Group and certain corporate shared services departments. During the three months ended April 1, 2006 (‘‘First Quarter 2006’’), the Company experienced difficulties related to the implementation of the new systems infrastructure in its Swimwear Group which negatively affected its ability to ship products within customer requested delivery windows. The implementation of the new systems infrastructure was also associated with certain material weaknesses in the Company's internal control over financial reporting. See Part I—Item 4—Controls and Procedures. The Company believes it has since resolved these problems associated with the implementation of the new systems infrastructure as relates to the shipment of products to customers and does not expect that these problems will negatively affect its ability to invoice and ship product on a timely basis in the future. Moreover, the Company believes that this enterprise software solution, once fully implemented, will enable management to better and more efficiently gather, analyze and assess information worldwide.

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

    CKJEA Acquisition

On January 31, 2006, the Company acquired the CKJEA Business for total consideration of approximately €240 million (approximately $292 million). See Note 2 of Notes to Consolidated Condensed Financial Statements. The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See ‘‘—Financial Position, Capital Resources and Liquidity — Financing Arrangements.’’

    Sale of Ocean Pacific and Discontinued Operations

As reported on October 31, 2006, the Company entered into an agreement to sell the trademarks and certain other assets of its Ocean Pacific business to Iconix Brand Group Inc. (‘‘Iconix’’) for a total consideration of $54.0 million (which approximates the net book value of the assets sold). The sale closed on November 6, 2006. As a result of the sale, the Company's Ocean Pacific sportswear and men's swimwear businesses have been classified as discontinued operations in the Company's Condensed Statement of Operations for the Three and Nine Months Ended September 30, 2006 and the Three and Nine Month Ended October 1, 2005. As part of the transaction, the Company was granted a license to design, source, manufacture, market and distribute Ocean Pacific women’s and junior swimwear for an initial term of three years. Therefore the operating results pertaining to the Ocean Pacific women's and junior businesses are reflected in continuing operations. In addition, for a period of 90 days following the closing, the Company will provide certain transition services pursuant to a transition services agreement.

Pursuant to the purchase agreement, the Company was paid $10.0 million at closing. The remainder of the purchase price ($44.0 million) was evidenced by a short-term promissory note (the ‘‘Note’’) of Iconix secured by the acquired assets. The Note bears interest at a rate of 7% per annum and becomes payable in full, together with accrued interest, by Iconix on December 31, 2006 (the ‘‘Maturity Date’’), subject to certain extension provisions set forth in the Note. On or prior to the Maturity Date, Iconix may elect, subject to the terms and conditions of the Note, to pay up to $27.0 million of the principal of the Note through the issuance of shares of its common stock to the

Company. If Iconix pays the Company principal of the Note in cash in an amount greater than or equal to $25.0 million by the Maturity Date, then Iconix may elect to extend the Maturity Date of the Note until January 31, 2007, at which time Iconix must pay the Company not less than $5.5 million of the outstanding principal amount of the Note in cash. In accordance with the terms and conditions of a registration rights agreement, the Company has certain registration rights with respect to any Iconix shares issued pursuant to the Note. See Notes 3 and 18 of Notes to Consolidated Condensed Financial Statements.

During the Three Months Ended September 30, 2006, the Company decided to wind down its JLO, Lejaby Rose and Axcelerate Activewear businesses. Under accounting principles generally accepted in the United States (‘‘U.S. GAAP’’), the operations of these businesses do not meet the criteria for classification as discontinued operations as of September 30, 2006. The Company expects that these businesses will be classified as discontinued operations over the next few months when the Company has completed the wind down of these businesses. On October 31, 2006 the Company terminated the JLO license agreement. See Note 3 of Notes to Consolidated Condensed Financial Statements.

    Financial and Operating Highlights

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Net revenues increased 38.5% to $452.0 million for the Three Months Ended September 30, 2006, compared to $326.3 million for the Three Months Ended October 1, 2005. Continued strength in the Intimate Apparel Group and an improvement in the Swimwear Group's revenues more than offset declines in revenues from the Sportswear Group's pre-acquisition businesses, and contributed to an overall 6.0% revenue increase for the Company's pre-acquisition businesses. The translation of foreign currencies, primarily as a result of a stronger euro and Canadian dollar, increased net revenues for the Three Months Ended September 30, 2006 by approximately $4.9 million compared to the Three Months Ended October 1, 2005.

Gross profit rose to $177.8 million, or 39.3% of net revenues, for the Three Months Ended September 30, 2006, including $55.5 million in gross profit from the CKJEA Business, compared to $112.3 million, or 34.4% of net revenues, for the Three Months Ended October 1, 2005. The majority of the 490 basis point improvement in gross margin is attributable to the contributions from the CKJEA Business. Gross margin for the pre-acquisition businesses improved 100 basis points, driven by continued improvement in the Intimate Apparel Group's gross margin and an increase in the Swimwear Group's gross margin. The translation of foreign currencies, primarily as a result of a stronger euro and Canadian dollar, increased gross profit for the Three Months Ended September 30, 2006 by approximately $2.4 million compared to the Three Months Ended October 1, 2005.

Selling, general and administrative (‘‘SG&A’’) expenses were $141.0 million (31.2% of net revenues) for the Three Months Ended September 30, 2006 compared to $95.0 million (29.1% of net revenues) for the Three Months Ended October 1, 2005. Contributing to the increase in SG&A expenses was $36.1 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $7.0 million and unallocated corporate expenses increased $2.8 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $3.1 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales), an increase of $0.7 million in the Sportswear Group and an increase of $3.2 million in the Swimwear Group (primarily related to incremental marketing, severance expenses and expenses associated with businesses expected to be discontinued). The increase in unallocated corporate expenses primarily reflects an increase of $2.4 million in professional fees related to the previously disclosed restatement of the Company’s consolidated financial statements for the quarter ended December 31, 2005 (‘‘Fourth Quarter 2005’’), Fiscal 2005 and the First Quarter 2006 and $1.3 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a $0.5 million decrease in certain employee benefits. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million increase in SG&A expenses for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005.

Amortization of intangible assets increased to $2.7 million for the Three Months Ended September 30, 2006, compared to $1.2 million in the prior year period, primarily due to $1.5 million of amortization expense related to finite-lived intangible assets associated with the acquisition of the CKJEA Business.

Operating income for the Three Months Ended September 30, 2006 was $34.0 million compared to $17.0 million in the prior year period. An increase in Sportswear Group operating income, driven largely by the CKJEA Business, and the continued momentum of Calvin Klein underwear more than offset seasonal losses in the Swimwear Group and approximately $2.8 million of expenses related to the businesses expected to be discontinued. The translation of foreign currencies, primarily as a result of a stronger euro and Canadian dollar, increased operating income for the Three Months Ended September 30, 2006 by approximately $0.9 million compared to the Three Months Ended October 1, 2005.

Other income was $4.4 million compared to $0.1 million in the prior year quarter, related primarily to realized and unrealized foreign exchange rate gains related to intercompany loans denominated in foreign currencies.

Net interest expense increased to $9.3 million compared to $4.1 million in the prior year period. The $5.2 million increase is primarily the result of incremental indebtedness incurred in connection with the acquisition of the CKJEA Business.

The provision for income taxes was $6.6 million, or an effective tax rate of 22.8%, compared to $3.9 million, or an effective tax rate of 30.1%, in the prior year period. During the Three Months Ended September 30, 2006, the Company benefited from a $3.2 million reduction in the provision for taxes related to the previously announced favorable tax ruling from the Netherlands taxing authority that is retroactive to the beginning of fiscal 2006. The Company expects its effective tax rate for fiscal 2006, for its continuing operations, to be approximately 30.0%.

Loss from discontinued operations, net of taxes, was $0.17 per diluted share. This loss represents the portion of operations of the Company’s Ocean Pacific business which was classified as discontinued as of September 30, 2006 (discussed above).

Net income was $14.6 million, or $0.31 per diluted share, for the Three Months Ended September 30, 2006 compared to $6.9 million, or $0.15 per diluted share, for the Three Months Ended October 1, 2005, which reflects contributions from the Sportswear Group (driven largely by the CKJEA Business), the ongoing success in the Intimate Apparel Group and a lower tax rate for the quarter.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Net revenues increased 19.7% to $1,357.3 million for the Nine Months Ended September 30, 2006 compared to $1,134.1 million for the Nine Months Ended October 1, 2005. Net revenues related to the CKJEA Business (included in the Sportswear Group) were $230.4 million. Excluding net revenues related to the CKJEA Business, net revenues decreased $7.2 million, or 0.6%, for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005. A decrease in net revenues in the Sportswear Group (excluding the CKJEA Business) was partially offset by continued strength in the Intimate Apparel Group and an improvement in the Swimwear Group’s net revenues. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $3.0 million increase in net revenues for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005.

Gross profit was $507.4 million, or 37.4% of net revenues, for the Nine Months Ended September 30, 2006 (including $124.6 million in gross profit related to the CKJEA Business)

compared to $377.2 million, or 33.3% of net revenues, for the Nine Months Ended October 1, 2005. The majority of the 410 basis point improvement in gross margin is attributable to the contributions from the CKJEA Business. Gross margin for the pre-acquisition businesses improved 230 basis points, driven by continued improvement in the Intimate Apparel Group’s gross margin. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.9 million increase in gross profit for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005.

SG&A expenses were $412.3 million (30.4% of net revenues) for the Nine Months Ended September 30, 2006 compared to $289.9 million (25.6% of net revenues) for the Nine Months Ended October 1, 2005. Contributing to the increase in SG&A expenses was $95.6 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $22.5 million and unallocated corporate expenses increased $4.3 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $8.3 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), an increase of $1.1 million in the Sportswear Group and an increase of $13.1 million in the Swimwear Group (primarily related to expenses associated with the implementation of the new systems infrastructure, Speedo’s new national advertising campaign, severance expenses and expenses related to the businesses expected to be discontinued). The increase in unallocated corporate expenses primarily reflects an increase of $2.4 million in professional fees related to the restatement of the Company’s consolidated financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006 and $3.7 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a $0.7 million decrease in employee benefits and a reduction in all other items, net of approximately $1.1 million. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had an immaterial effect on SG&A expenses for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005.

Amortization of intangible assets increased from $2.8 million for the Nine Months Ended October 1, 2005 to $9.7 million for the Nine Months Ended September 30, 2006, due primarily to an increase in amortization expense related to the finite-lived intangible assets acquired as part of the acquisition of the CKJEA Business.

Operating income for the Nine Months Ended September 30, 2006 was $85.3 million compared to $84.4 million for the Nine Months Ended October 1, 2005. Excluding the operating income associated with the CKJEA Business, operating income decreased $22.0 million, primarily reflecting strength in the Intimate Apparel Group, more than offset by challenges in the Swimwear Group and the pre-acquisition Sportswear Group. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $0.9 million increase in operating income for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005.

Other income of $3.4 million for the Nine Months Ended September 30, 2006 primarily reflects realized and unrealized gains of $5.5 million related to inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency and a gain of $0.9 million on purchases at fixed dollar exchange rates by foreign subsidiaries, partially offset by a loss of $2.5 million on a foreign exchange forward contract entered into by the Company to facilitate the purchase of the CKJEA Business (which purchase price was denominated in euros) and a $0.5 million loss on the repurchase of $5.0 million principal amount of the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’).

Net interest expense increased to $26.6 million for the Nine Months Ended September 30, 2006 compared to $13.7 million for the Nine Months Ended October 1, 2005. The $12.9 million increase is primarily the result of incremental indebtedness incurred in connection with the acquisition of the CKJEA Business.

The provision for income taxes was $17.6 million (effective rate of 28.4%) for the Nine Months Ended September 30, 2006 compared to $26.0 million (effective rate of 37.2%) for the Nine Months Ended October 1, 2005. The lower effective tax rate for the Nine Months Ended September 30, 2006 primarily reflects a favorable earnings mix between higher and lower tax jurisdictions combined with the favorable effect of a tax ruling received in the Netherlands.

Loss from discontinued operations, net of taxes, was $0.26 per diluted share for the Nine Months Ended September 30, 2006. This loss represents the portion of operations of the Company’s Ocean Pacific business which was classified as discontinued as of September 30, 2006 (discussed above).

Net income was $31.9 million ($0.68 per diluted share) for the Nine Months Ended September 30, 2006 compared to $42.6 million ($0.92 per diluted share) for the Nine Months Ended October 1, 2005, which reflects contributions from the Sportswear Group (driven largely by the CKJEA Business), the ongoing success in the Intimate Apparel Group and a lower tax rate for the period.

Accounts receivable increased $97.7 million from $212.3 million at October 1, 2005 to $310.0 million at September 30, 2006. The majority of the increase reflects the CKJEA Business’ accounts receivable of $86.4 million as of September 30, 2006 and an increase of $7.6 million in the Swimwear Group's accounts receivable (primarily reflecting the increase in net sales for the Three Months Ended September 30, 2006).

Accounts receivable increased $99.8 million from $210.2 million at December 31, 2005 to $310.0 million at September 30, 2006. The majority of the increase reflects the CKJEA Business’ accounts receivable of $86.4 million as of September 30, 2006, an increase of $25.9 million in the Sportswear Group's accounts receivable (excluding the CKJEA Business) and an increase of $15.7 million in the Intimate Apparel Group's accounts receivable, partially offset by a decrease of $33.7 million in the Swimwear Group's accounts receivable (reflecting the seasonality of sales of swimwear products).

Inventories increased $53.9 million from $312.6 million at October 1, 2005 to $366.5 million at September 30, 2006. The increase reflects the CKJEA Business’ inventories of $49.9 million as of September 30, 2006, an $8.5 million increase in the Swimwear Group's inventories and a $7.1 million increase in the Intimate Apparel Group's inventories, partially offset by declines of $11.6 million in the Sportswear Group's inventories (excluding the CKJEA Business).

Inventories increased $40.5 million from $326.0 million at December 31, 2005 to $366.5 million at September 30, 2006. The September 30, 2006 inventory balance includes $49.9 million for the CKJEA Business. Excluding the CKJEA Business' inventory, inventories decreased $9.4 million from December 31, 2005 to September 30, 2006. The decrease reflects a $33.4 million decrease in the Swimwear Group's inventories (reflecting the seasonal shipment of swimwear products), partially offset by a $14.1 million increase in the Intimate Apparel Group's inventories and a $9.9 million increase in the Sportswear Group's inventories (excluding the CKJEA Business).

Discussion of Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires the Company to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in its consolidated condensed financial statements and accompanying notes.

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. As previously reported in the Company's Amended Annual Report on Form 10-K/A for Fiscal 2005, the Company's most critical accounting policies pertain to revenue recognition; cost of goods sold; accounts receivable; inventories; long-lived assets; goodwill and other intangible assets; income taxes; pension plans; stock-based compensation; advertising costs; and restructuring expense (income). In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company's financial condition or results of operations.

    Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company's estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the specific adjustment is identified. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company's customers, the inventory position of the Company's customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company's management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of September 30, 2006, December 31, 2005 and October 1, 2005, the Company recorded $75.1 million, $51.4 million and $52.7 million, respectively, of accounts receivable reserves. The $23.7 million increase in accounts receivable reserves from December 31, 2005 to September 30, 2006 reflects a $14.9 million, $5.8 million and $3.0 million increase in the Sportswear Group, Intimate Apparel Group and Swimwear Group, respectively. The increase in the Sportswear Group’s accounts receivable reserves primarily reflects $7.0 million related to the CKJEA Business and an increase of $4.8 million related to the Chaps business. The increase in the Intimate Apparel Group’s accounts receivable reserves primarily reflects the increase in net revenues. The increase in the Swimwear Group’s accounts receivable reserves is primarily related to the seasonal nature of the swim business.

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

The Company has identified inventory having a carrying value of approximately $70.5 million as potentially excess and/or obsolete at September 30, 2006 (including approximately $22.2 million related to the CKJEA Business) compared to inventory having a carrying value of approximately $58.6 million as potentially excess and/or obsolete at December 31, 2005. Adjustments to reduce the carrying value of excess and/or obsolete inventory to estimated net realizable value totaled $37.1 million (including approximately $11.7 million related to the CKJEA Business) at September 30, 2006 compared to $19.3 million at December 31, 2005. Adjustments to reduce the carrying value of excess inventory to net realizable value reflect the mix of inventory and historical realization rates for the sales of goods by type and location.

    Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company's reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations as of February 4, 2003 and, for transactions subsequent to February 4, 2003, the excess of purchase price over fair value of net assets acquired in business combinations under the purchase method of accounting. Pursuant to the provisions of SFAS 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of September 30, 2006, the Company's reporting units for purposes of applying the provisions of SFAS 142 are: Warner's/Olga/Body Nancy Ganz/Bodyslimmers, Calvin Klein underwear, Lejaby, Calvin Klein jeans, Chaps, Swimwear (excluding Ocean Pacific) and Ocean Pacific. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

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

The Company did not identify any impairments of goodwill or intangible assets for the Nine Months Ended September 30, 2006 or the Nine Months Ended October 1, 2005.

Results of Operations

STATEMENT OF OPERATIONS (SELECTED DATA)

The following tables and discussion summarize the historical results of operations of the Company for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005 and the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005.

In conjunction with an evaluation of the Company’s overall segment reporting and to reflect how management currently views the business, a portion of corporate overhead expenses (i.e., those that relate directly to the Company’s business segments) were allocated to each segment (based on specific usage or other allocation methods) beginning with the First Quarter 2006. In addition, for informational purposes, the Company has separately presented net revenues and operating income related to the wholesale and retail/concessions businesses within each segment’s summary tables. For comparative purposes, prior period segment results have been revised to conform to the current period presentation.

	Three Months Ended September 30, 2006	% of Net Revenues	Three Months Ended October 1, 2005	% of Net Revenues	Nine Months Ended September 30, 2006	% of Net Revenues	Nine Months Ended October 1, 2005	% of Net Revenues
	(in thousands of dollars)
Net revenues	$452,025	100.0%	$326,276	100.0%	$1,357,265	100.0%	$1,134,130	100.0%
Cost of goods sold	274,272	60.7%	214,024	65.6%	849,860	62.6%	756,932	66.7%
Gross profit	177,753	39.3%	112,252	34.4%	507,405	37.4%	377,198	33.3%
Selling, general and administrative expenses	141,003	31.2%	95,045	29.1%	412,301	30.4%	289,903	25.6%
Amortization of intangible assets	2,695	0.6%	1,222	0.4%	9,739	0.7%	2,798	0.2%
Pension expense	5	0.0%	200	0.1%	10	0.0%	600	0.1%
Restructuring expense (income)	100	0.0%	(1,251)	−0.4%	100	0.0%	(524)	0.0%
Operating income	33,950	7.5%	17,036	5.2%	85,255	6.3%	84,421	7.4%
Other loss (income)	(4,434)		(60)		(3,350)		731
Interest expense, net	9,261		4,145		26,622		13,703
Income from continuing operations before provision for income taxes	29,123		12,951		61,983		69,987
Provision for income taxes	6,632		3,895		17,614		26,009
Income from continuing operations	22,491		9,056		44,369		43,978
Loss from discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	(7,930)		(2,108)		(12,503)		(1,351)
Net income	$14,561		$6,948		$31,866		$42,627

    Net Revenues

Net revenues by segment were as follows:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Increase (Decrease)	% Change	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$232,812	$133,651	$99,161	74.2%	$568,306	$384,087	$184,219	48.0%
Intimate Apparel Group	174,507	156,488	18,019	11.5%	481,357	451,591	29,766	6.6%
Swimwear Group	44,706	36,137	8,569	23.7%	307,602	298,452	9,150	3.1%
Net revenues	$452,025	$326,276	$125,749	38.5%	$1,357,265	$1,134,130	$223,135	19.7%

The Company's products are widely distributed through most major channels of distribution. The following table summarizes the Company's percentage of net revenues by channel of distribution for the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005:

	Nine Months Ended
	September 30, 2006	October 1, 2005
United States - wholesale
Department stores and independent retailers	16%	21%
Specialty stores	9%	10%
Chain stores	8%	9%
Mass merchandisers	5%	7%
Membership clubs and other	18%	24%
Total United States – wholesale	56%	71%
International – wholesale	30%	24%
Retail / other	14%	5%
Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Increase (Decrease)	% Change	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein jeans (a)	$136,481	$73,787	$62,694	85.0%	$319,138	$219,253	$99,885	45.6%
Chaps	50,296	54,649	(4,353)	-8.0%	132,512	148,666	(16,154)	-10.9%
Calvin Klein accessories (b)	66	4,070	(4,004)	-98.4%	226	11,391	(11,165)	-98.0%
Mass sportswear licensing (c)	1,131	1,145	(14)	-1.2%	3,419	4,777	(1,358)	-28.4%
Sportswear wholesale	187,974	133,651	54,323	40.6%	455,295	384,087	71,208	18.5%
Sportswear retail (d)	44,838	—	44,838	n/m	113,011	—	113,011	n/m
Sportswear Group	$232,812	$133,651	$99,161	74.2%	$568,306	$384,087	$184,219	48.0%

(a)	Includes net revenues related to the CKJEA Business of $61.4 million for the Three Months Ended September 30, 2006 and $117.3 million for the Nine Months Ended September 30, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Net revenues related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items.

(c)	Mass sportswear licensing revenues include design service fees earned in connection with the White Stag women’s sportswear line. The Company expects to earn the aforementioned design service fees through January 31, 2007, following which the White Stag design business will be discontinued.

(d)	Comprises net revenues related to the CKJEA Business retail entities, which include sales to certain wholesale accounts.

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Net revenues in the Sportswear Group increased $99.2 million, or 74.2% for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005. Excluding net revenues of $106.2 million related to the CKJEA Business (See Note 2 of Notes to Consolidated Condensed Financial Statements), net revenues in the Sportswear Group declined $7.0 million for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005. The decline in the Sportswear Group primarily reflects decreases in net sales to department stores and customers in the off-price channel of distribution, partially offset by an increase in net sales to membership clubs.

Calvin Klein jeans net revenues increased $62.7 million for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005. Included in the Calvin Klein jeans net revenues for the Three Months Ended September 30, 2006 are $61.4 million related to the acquisition of the CKJEA Business. Excluding the net revenues of the CKJEA Business, Calvin Klein jeans net revenues increased $1.3 million. The increase reflects a decline in domestic sales from $65.8 million for the Three Months Ended September 30, 2005 to $64.3 million for the Three Months Ended October 1, 2006, more than offset by a net increase of $2.8 million in Canada and Mexico. The decrease in net revenues in the U.S. reflects a $8.9 million decrease in sales to department stores, partially offset by a $5.7 million increase in sales to membership clubs combined with a $1.7 million increase across all other channels of distribution. The Company believes the decrease in department store net revenues was primarily attributable to the effect of door closures as a result of the consolidation among certain of the Company’s larger customers such as Federated Department Stores, Inc. and The May Department Store Company combined with a decrease in sales of CK Choice products. The increase in sales to membership clubs primarily reflects the timing of shipments to the membership clubs channel of distribution which occurred in the first half of fiscal 2005, while a portion of the comparable shipments occurred during the Three Months Ended September 30, 2006. Additional comparable shipments are expected to occur during the remainder of fiscal 2006.

Chaps net revenues decreased $4.4 million for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005. The decrease reflects a decline of $7.0 million in the U.S., partially offset by a $1.9 million increase in Mexico and a $0.7 million increase in Canada. The decrease in the U.S. from $48.5 million for the Three Months Ended October 1, 2005 to $41.5 million for the Three Months Ended September 30, 2006 reflects a $4.1 million decrease in net sales to customers in the off-price channel of distribution, a $1.1 million decrease in net sales to membership clubs and a net decrease of $1.8 million across all other channels of distribution. The decrease in off-price sales was due primarily to a decrease in excess and obsolete inventory available for this channel. The decrease in membership clubs was due primarily to a reduction in promotional sales to this channel. The increase in net revenues in Mexico primarily reflects increased sales to department stores and membership clubs.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Net revenues in the Sportswear Group increased $184.2 million, or 48.0%, for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005. Excluding net revenues of $230.4 million related to the CKJEA Business, net revenues in the Sportswear Group declined $46.2 million for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005 primarily reflecting decreases in net sales to membership clubs, department stores and customers in the off-price channel of distribution.

Calvin Klein jeans net revenues increased $99.9 million for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005. Included in the Calvin Klein jeans net revenues for the Nine Months Ended September 30, 2006 are $117.3 million related to the acquisition of the CKJEA Business. Excluding the net revenues from the CKJEA Business, Calvin Klein jeans net revenues decreased $17.4 million, due to a decrease in domestic sales from $193.3 million for the Nine Months Ended October 1, 2005 to $169.0 million for the Nine Months Ended September 30, 2006, partially offset by a net increase of $4.5 million in Mexico and a $2.4 million increase in Canada. The decrease in net revenues in the U.S. primarily reflects a

$11.6 million decrease in sales to department stores, a $11.9 million decrease in sales to membership clubs and a planned decrease in sales to customers in the off-price channel ($2.2 million), partially offset by a net $1.4 million increase across all other channels of distribution. The Company believes the decrease in department store net revenues was primarily attributable to the effect of door closures as a result of the consolidation among certain of the Company’s larger customers such as Federated Department Stores, Inc. and The May Department Store Company combined with a decrease in sales of CK Choice products. The decrease in sales to membership clubs primarily reflects the timing of shipments to the membership clubs channel of distribution which occurred in the first half of fiscal 2005, while a portion of comparable shipments occurred during the Three Months Ended September 30, 2006. Additional comparable shipments are expected to occur during the remainder of fiscal 2006.

Chaps net revenues decreased $16.2 million for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005. The decrease reflects declines of $19.1 million and $0.3 million in the U.S. and Canada, respectively, partially offset by a $3.3 million increase in Mexico. The decrease in the U.S. from $131.0 million for the Nine Months Ended October 1, 2005 to $111.9 million for the Nine Months Ended September 30, 2006 reflects an $8.8 million decrease in net sales to customers in the off-price channel of distribution, a $4.8 million decrease in net sales to department stores, a $2.6 million decrease in net sales to membership clubs and a net decrease of $2.9 million across all other channels of distribution. The decrease in the off-price channel of distribution reflects the combination of a decrease in excess and obsolete inventory available for this channel and a decrease in specific customer ‘‘special cut’’ orders. The decrease in net revenues to department stores primarily reflects an increase in customer allowances. The increase in net revenues in Mexico primarily reflects increased sales to membership clubs.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Increase (Decrease)	% Change	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein underwear	$81,713	$78,474	$3,239	4.1%	$208,469	$205,267	$3,202	1.6%
Core Brands	35,807	33,144	2,663	8.0%	112,118	105,587	6,531	6.2%
Fashion Brands (a)	31,719	28,151	3,568	12.7%	95,254	92,390	2,864	3.1%
Intimate Apparel wholesale	149,239	139,769	9,470	6.8%	415,841	403,244	12,597	3.1%
Intimate Apparel retail / concessions (b)	25,268	16,719	8,549	51.1%	65,516	48,347	17,169	35.5%
Intimate Apparel Group	$174,507	$156,488	$18,019	11.5%	$481,357	$451,591	$29,766	6.6%

(a) Includes certain Lejaby concession sales.

(b) Primarily Calvin Klein underwear.

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Intimate Apparel Group net revenues increased $18.0 million, or 11.5%, for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005, primarily reflecting the continued momentum of Warner’s, the growth in Calvin Klein underwear in Asia and the ongoing expansion of the Calvin Klein underwear retail/concessions business.

The increase in Calvin Klein underwear reflects a $1.9 million increase in the U.S., a $3.6 million increase in Europe and a combined $0.9 million increase in Canada and Mexico, partially offset by a $3.2 million decrease in Asia. The increase in the U.S. was primarily due to a $4.2 million increase in net sales to membership clubs due to expansion into this channel during fiscal 2006 and a net $2.4 million increase in all other channels of distribution, partially offset by a $4.7 million decrease in net sales to department stores (which the Company believes is primarily attributable to the effect of door closures as a result of the consolidation among certain of the Company’s larger customers such as Federated Department Stores, Inc. and The May Department Store Company). The increase in Europe reflects increases in both men’s and women’s underwear, due mainly to the strength of the launch of 365 and other fashion lines. The decrease in Asia primarily reflects a shift in timing of net sales to the fourth quarter of 2006 where comparable net sales occurred during the Three Months Ended October 1, 2005 combined with the elimination of $1.9 million of intercompany sales to the recently acquired CKJEA Business. Sales of Calvin Klein underwear products by the CKJEA Business are included in the Sportswear Group’s net revenues. See Note 2 of Notes to Consolidated Condensed Financial Statements.

The increase in Core Brands net revenues reflects increases of $1.7 million in the U.S., a $0.4 million increase in Asia, a $0.4 million increase in Canada and a $0.2 million increase in Mexico. The increase in the U.S. primarily reflects a $2.4 million (or 16.9%) increase in sales of Warner’s, partially offset by a $0.3 million decrease in Body Nancy Ganz/Bodyslimmers and a $0.4 million decrease in sales to membership clubs.

The increase in Fashion Brands net revenues reflects a $4.4 million increase in the private label business (initial private label shipments were recorded in December 2005), partially offset by a decrease of $1.1 million in the Company’s JLO brand. The decrease in the JLO business reflects continued weakness in the U.S. business (primarily related to reduced distribution and a narrower assortment of products focused primarily on sleepwear), partially offset by increases in the European business. As discussed above, management has determined that the Company will discontinue the JLO and Lejaby Rose lines.

The increase in Intimate Apparel retail/concessions primarily reflects a $7.0 million increase in Europe and a $0.9 million increase in Asia reflecting the Company’s continuing expansion efforts in these regions. The increase in Europe also reflects an average 20.0% increase in same store sales.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Intimate Apparel Group net revenues increased $29.8 million, or 6.6%, for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005 primarily reflecting the continued momentum of Warner’s, the growth in Calvin Klein underwear in Asia and the ongoing expansion of the Calvin Klein underwear retail/concessions business.

The increase in Calvin Klein underwear net revenues reflects a $2.7 million increase in Europe, a $2.5 million increase in the U.S. and a combined $2.0 million increase in Canada and Mexico, partially offset by a $4.0 million decrease in Asia. The increase in Europe reflects increases in both men’s and women’s underwear, due mainly to the strength of the launch of 365 and other fashion lines. The increase in the U.S. primarily represents a $9.4 million increase in sales to membership clubs, partially offset by a $5.9 million planned decrease in sales to customers in the off-price channel of distribution and a $1.9 million decrease in net sales to department stores. The decrease in Asia primarily reflects the elimination of $4.0 million of intercompany sales to the recently acquired CKJEA Business. Sales of Calvin Klein underwear products by the CKJEA Business are included in the Sportswear Group’s net revenues. See Note 2 of Notes to Consolidated Condensed Financial Statements.

The increase in Core Brands net revenues primarily reflects increases of $4.7 million in the U.S., $1.0 million in Mexico and $0.8 million combined in Canada and Asia. The increase in the U.S. primarily reflects a $7.8 million (or 17.4%) increase in sales of Warner’s, a $1.7 million increase in Olga (primarily related to the launch of Olga into Sears in January 2006 and the launch of Olga’s Christina to department stores in June 2006) and a total $0.7 million increase in Body Nancy Ganz/Bodyslimmers and private label, partially offset by a $5.5 million decline in sales to membership clubs. The increase in net revenues in Mexico was due primarily to increases in net sales to membership clubs and department stores.

The increase in Fashion Brands net revenues reflects a $6.3 million and $0.8 million increase in the Company’s private label and Speedo underwear businesses, respectively, partially offset by a $4.2 million decrease in the JLO business. The Company commenced shipments related to its Fashion Brands private label business in December 2005. The decrease in the JLO business reflects continued

weakness in the U.S. business (primarily related to reduced distribution and a narrower assortment of products focused primarily on sleepwear), partially offset by increases in the European business. As discussed above, management has determined that the Company will discontinue the JLO and Lejaby Rose lines.

The increase in Intimate Apparel retail/concessions net revenues primarily reflects a $12.2 million increase in Europe and a $3.8 million increase in Asia reflecting the Company’s continuing expansion efforts in these regions combined with an average 15% increase in same store sales in Asia.

Swimwear Group

Swimwear Group net revenues were as follows:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Increase (Decrease)	% Change	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$33,624	$29,211	$4,413	15.1%	$195,215	$191,967	$3,248	1.7%
Designer	7,474	5,104	2,370	46.4%	102,736	101,322	1,414	1.4%
Ocean Pacific	913	—	913	n/m	3,198	—	3,198	n/m
Swimwear wholesale	42,011	34,315	7,696	22.4%	301,149	293,289	7,860	2.7%
Swimwear retail	2,695	1,822	873	47.9%	6,453	5,163	1,290	25.0%
Swimwear Group	$44,706	$36,137	$8,569	23.7%	$307,602	$298,452	$9,150	3.1%

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Swimwear Group net revenues increased $8.6 million, or 23.7%, for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005 primarily related to increases in Speedo in the U.S. and Designer in Europe.

The increase in Speedo net revenues reflects an increase of $4.0 million in the U.S. and a $0.5 million increase in Mexico, partially offset by a $0.1 million decrease in Canada. The increase in the U.S. was due primarily to a $1.4 million increase in net sales to specialty stores, a $1.4 million increase in net sales to membership clubs and a net $1.2 million increase across all other channels of distribution. The increase in net sales to specialty stores primarily reflects an increase to team dealers of $1.1 million. The increase in net sales to membership clubs primarily reflects volume increases in women’s fashion swimwear into the membership clubs channel of distribution ($1.2 million). As discussed above, management has determined that the Company will discontinue the Axcelerate Activewear line.

The increase in Designer net revenues reflects an increase of $1.6 million in Europe and a combined $0.8 million increase in the U.S., Canada, Mexico and Asia. The increase in Europe was due primarily to the launch of the Michael Kors brand and an expanded collection of the Calvin Klein brand (limited launch in Fiscal 2005).

As discussed above, on October 31, 2006, the Company entered into an agreement to sell the trademarks and certain other assets of the Ocean Pacific business. The sale closed on November 6, 2006. See Note 18 of Notes to Consolidated Condensed Financial Statements.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Swimwear Group net revenues increased $9.1 million, or 3.1%, for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005 primarily related to increases in Speedo in the U.S. and Mexico, an increase in Ocean Pacific and an increase in Designer in Europe.

The increase in Speedo net revenues reflects an increase of $3.3 million in the U.S. and a $1.1 million increase in Mexico, partially offset by a $1.2 million decrease in Canada. The increase in the U.S. was due primarily to a $3.5 million increase in net sales to membership clubs and a $3.2 million increase in net sales to chain stores, partially offset by a net $3.4 million decrease across all other channels of distribution. The increase in net sales to membership clubs primarily reflects the expansion of the shoes and accessories lines into the clubs channel of distribution. The increase in net sales to chain stores primarily reflects an expansion of the Speedo menswear offerings. The net decrease in all other channels of distribution primarily reflects a decrease of $4.9 million related to the disruptions in connection with the new systems infrastructure (which negatively affected the Company’s ability to ship product in the first quarter of 2006 within customer requested delivery windows), mainly in the department store and specialty store channels of distribution. As discussed above, management has determined that the Company will discontinue the Axcelerate Activewear line.

The increase in Designer net revenues reflects an increase of $5.3 million in Europe and a $0.5 million increase in Canada, partially offset by a $4.4 million decrease in the U.S. The increase in Europe was due primarily to the launch of the Michael Kors brand and an expanded collection of the Calvin Klein brand (limited launch in Fiscal 2005). The decrease in the U.S. was due primarily to a $14.1 million decrease in net sales to the mass market channel of distribution (due primarily to the disruptions in connection with the new systems infrastructure mentioned above), partially offset by an $8.2 million increase in net sales to the off-price channel of distribution. The Company believes it has resolved the new systems infrastructure implementation problems in the Swimwear Group and does not expect that these problems will negatively affect its ability to invoice and ship product on a timely basis in the future.

As discussed above, on October 31, 2006, the Company entered into an agreement to sell the trademarks and certain other assets of the Ocean Pacific business. The sale closed on November 6, 2006. See Note 18 of Notes to Consolidated Condensed Financial Statements.

    Gross Profit

Gross profit was as follows:

	Three Months Ended September 30, 2006	% of Segment Net Revenues	Three Months Ended October 1, 2005	% of Segment Net Revenues	Nine Months Ended September 30, 2006	% of Segment Net Revenues	Nine Months Ended October 1, 2005	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$93,425	40.1%	$40,377	30.2%	$214,942	37.8%	$113,756	29.6%
Intimate Apparel Group	73,547	42.1%	63,996	40.9%	198,843	41.3%	170,319	37.7%
Swimwear Group	10,781	24.1%	7,879	21.8%	93,620	30.4%	93,123	31.2%
Total gross profit	$177,753	39.3%	$112,252	34.4%	$507,405	37.4%	$377,198	33.3%

(a)	Includes gross profit related to the CKJEA Business of $55.5 million for the Three Months Ended September 30, 2006 and $124.6 million for the Nine Months Ended September 30, 2006.

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Sportswear Group gross profit increased $53.0 million and gross margin increased 990 basis points. The majority of the increase reflects the inclusion of gross profit of $55.5 million related to the CKJEA Business. Excluding the effects of the CKJEA Business, gross profit decreased $2.5 million and gross margin decreased 80 basis points. The decrease in gross profit primarily reflects a $2.4 million decrease in Calvin Klein accessories, a $1.0 million decrease in Chaps and a $0.1 million decrease in Mass sportswear licensing, partially offset by a $1.0 million increase in Calvin Klein jeans (excluding the CKJEA Business).

Intimate Apparel Group gross profit increased $9.6 million, or 14.9%, and gross margin increased 120 basis points. The increases in gross profit and gross margin reflect the results in the Company's Calvin Klein underwear (increased gross profit of $3.9 million and increased gross margin of 320 basis points), Core Brands (increased gross profit of $0.9 million and decreased gross margin of 20 basis points), Fashion Brands (decreased gross profit of $0.2 million and decreased gross margin of 500 basis points) and Intimate Apparel retail/concessions (increased gross profit of $4.8 million and decreased gross margin of 290 basis points). The increases in Calvin Klein underwear gross profit and gross margin primarily reflect the increases in net revenues (discussed above) and a decrease in inventory write-downs. The increase in Core Brands primarily reflects the increase in net revenues (discussed above). The decrease in Fashion Brands gross profit primarily reflects the increase in net revenues of the private label business (discussed above), more than offset by expenses incurred for the discontinuance of the JLO business (discussed above). The increase in Intimate Apparel retail/concessions gross profit reflects the increase in net revenues (discussed above) and the decrease in gross margin reflects an unfavorable regular to off-price sales mix.

Swimwear Group gross profit increased $2.9 million, or 36.8%, and gross margin increased 230 basis points for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005. The increase in gross profit primarily reflects the increase in net revenues described above, partially offset by a $1.3 million physical inventory adjustment and a $1.0 million inventory adjustment for the Axcelerate Activewear businesses which will be discontinued.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Sportswear Group gross profit increased $101.2 million and gross margin increased 820 basis points. The majority of the increase reflects the gross profit of $124.6 million related to the CKJEA Business (including $2.4 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition). Excluding the effects of the CKJEA Business, gross profit decreased $23.4 million and gross margin decreased 300 basis points primarily reflecting the decrease in net revenues (described above) an unfavorable sales mix in Calvin Klein jeans as a result of the decrease in the ratio of membership club sales to total sales for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005 and the increase in customer allowances in the Chaps business.

Intimate Apparel Group gross profit increased $28.5 million, or 16.7%, and gross margin increased 360 basis points. The increases in gross profit and gross margin reflect increases in the Company's Calvin Klein underwear (increased gross profit of $6.8 million and increased gross margin of 270 basis points), Core Brands (increased gross profit of $10.2 million and increased gross margin of 760 basis points), Fashion Brands (increased gross profit of $0.7 million and decreased gross margin of 40 basis points) and Intimate Apparel retail/concessions (increased gross profit of $10.8 million and increased gross margin of 50 basis points). The increases in Calvin Klein underwear gross profit and gross margin primarily reflect the increase in net revenues (described above) combined with an improved sales mix. The increase in Core Brands gross profit and gross margin primarily reflects the increase in net revenues (described above) an improved regular to off-price sales mix and more favorable allowances experience which the Company believes is the result of a more favorable reception of Core Brands (primarily Warner’s) at retail. The increases in Fashion Brands and Intimate Apparel retail/concessions primarily reflect the increases in net revenues (discussed above).

Swimwear Group gross profit increased $0.5 million, or 0.5%, and gross margin decreased 80 basis points for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005. The decrease in gross margin primarily reflects inventory write-downs and lower margin sales and price accommodations associated with late/delayed shipments to customers (in connection with the new systems infrastructure implementation) during the First Quarter 2006. The inventory write-downs included a $1.3 million physical inventory adjustment, a $1.0 million inventory adjustment for the Axcelerate Activewear business which will be discontinued and valuation adjustments related primarily to certain Designer lines which did not generate the level of customer orders anticipated.

    Selling, General and Administrative Expenses

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

SG&A expenses were $141.0 million (31.2% of net revenues) for the Three Months Ended September 30, 2006 compared to $95.0 million (29.1% of net revenues) for the Three Months Ended October 1, 2005. Contributing to the increase in SG&A expenses was $36.1 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $7.0 million and unallocated corporate expenses increased $2.9 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $3.1 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales), an increase of $0.7 million in the Sportswear Group and an increase of $3.2 million in the Swimwear Group (primarily related to incremental marketing, severance expenses and expenses associated with businesses expected to be discontinued). The increase in unallocated corporate expenses primarily reflects an increase of $2.4 million in professional fees related to the restatement of the Company’s consolidated financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006, $1.3 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a net $0.8 million decrease in other expenses. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.5 million increase in SG&A expenses for the Three Months Ended September 30, 2006 compared to the Three Months Ended October 1, 2005.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

SG&A expenses were $412.3 million (30.4% of net revenues) for the Nine Months Ended September 30, 2006 compared to $289.9 million (25.6% of net revenues) for the Nine Months Ended October 1, 2005. Contributing to the increase in SG&A expenses was $95.6 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $22.5 million and unallocated corporate expenses increased $4.3 million. The increase in SG&A expenses for the operating segments primarily reflects an increase of $8.3 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), an increase of $1.1 million in the Sportswear Group and an increase of $13.1 million in the Swimwear Group (primarily related to expenses associated with the implementation of the new systems infrastructure, Speedo’s new national advertising campaign, severance expenses and expenses associated with the Axcelerate Activewear business which will be discontinued). The increase in unallocated corporate expenses primarily reflects an increase of $2.4 million in professional fees related to the restatement of the Company’s consolidated financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006 and $3.7 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a $0.7 million decrease in employee benefits and a reduction in all other items, net of approximately $1.1 million. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had an immaterial effect on the SG&A expenses for the Nine Months Ended September 30, 2006 compared to the Nine Months Ended October 1, 2005.

    Amortization of Intangible Assets

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Amortization of intangible assets increased from $1.2 million for the Three Months Ended October 1, 2005 to $2.7 million for the Three Months Ended September 30, 2006, due to $1.5 million of amortization expense related to finite-lived intangible assets acquired in the CKJEA Acquisition.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Amortization of intangible assets increased from $2.8 million for the Nine Months Ended October 1, 2005 to $9.7 million for the Nine Months Ended September 30, 2006, reflecting $6.1 million of amortization expense related to finite-lived intangible assets acquired in the CKJEA Acquisition combined with a $0.8 million increase associated with the amortization of the Calvin Klein swimwear license acquired in May 2005.

    Operating Income

The following table presents operating income by group:

	Three Months Ended September 30, 2006	% of Net Revenues	Three Months Ended October 1, 2005 (a)	% of Net Revenues	Nine Months Ended September 30, 2006	% of Net Revenues	Nine Months Ended October 1, 2005 (a)	% of Net Revenues
	(in thousands of dollars)
Sportswear Group	$32,589		$17,816		$43,030		$44,608
Intimate Apparel Group	25,875		19,540		59,925		39,934
Swimwear Group	(13,950)		(13,670)		7,798		21,290
Unallocated corporate expenses	(10,464)	−2.3%	(7,901)	−2.4%	(25,398)	−1.9%	(21,935)	−1.9%
Restructuring expense	(100)	0.0%	1,251	0.4%	(100)	0.0%	524	0.0%
Operating income	$33,950	7.5%	$17,036	5.2%	$85,255	6.3%	$84,421	7.4%

(a)	Operating income for each of the business groups and unallocated corporate expenses for the Three Months Ended October 1, 2005 and the Nine Months Ended October 1, 2005 have been restated to conform to the current period presentation. See Note 5 of Notes to Consolidated Condensed Financial Statements.

    Sportswear Group

Sportswear Group operating income was as follows:

	Three Months Ended September 30, 2006 (d)	% of Brand Net Revenues	Three Months Ended October 1 2005 (d)	% of Brand Net Revenues	Nine Months Ended September 30, 2006 (d)	% of Brand Net Revenues	Nine Months Ended October 1, 2005 (d)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein jeans (a)	$27,546	20.2%	$10,834	14.7%	$37,321	11.7%	$28,213	12.9%
Chaps	3,018	6.0%	4,894	9.0%	(2,378)	−1.8%	11,376	7.7%
Calvin Klein accessories (b)	(13)	−19.7%	2,090	51.4%	(538)	−238.1%	3,987	35.0%
Mass sportswear licensing	(164)	−14.5%	(2)	-0.2%	(176)	-5.1%	1,032	21.6%
Sportswear wholesale	30,387	16.2%	17,816	13.3%	34,229	7.5%	44,608	11.6%
Sportswear retail (c)	2,202	4.9%	—	0.0%	8,801	7.8%	—	0.0%
Sportswear Group	$32,589	14.0%	$17,816	13.3%	$43,030	7.6%	$44,608	11.6%

(a)	Includes operating income related to the CKJEA Business of $15.7 million for the Three Months Ended September 30, 2006 and $14.1 million for the Nine Months Ended September 30, 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Operating income related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein jeans and Sportswear retail line items in the table above.

(c)	Comprises operating income related to the CKJEA retail entities, which include sales to certain wholesale accounts.

(d)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
	(in thousands of dollars)
Calvin Klein jeans	$2,606	$2,630	$7,891	$7,962
Chaps	2,272	1,940	6,881	5,866
Calvin Klein accessories	—	—	—	—
Mass sportswear licensing	61	59	182	178
Sportswear wholesale	4,939	4,629	14,954	14,006
Sportswear retail	—	—	—	—
Sportswear Group	$4,939	$4,629	$14,954	$14,006

Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Sportswear Group operating income increased $14.8 million, or 82.9%. Operating income related to the CKJEA Business was $17.9 million for the Three Months Ended September 30, 2006 (including $1.5 million of amortization expense related to intangible assets). Excluding the operating income related to the CKJEA Business, Sportswear Group operating income decreased $3.1 million, or 17.3%, reflecting decreases of $1.9 million, $2.1 million and $0.2 million in Chaps, Calvin Klein accessories and Mass sportswear licensing, respectively, partially offset by a $1.1 million increase in Calvin Klein jeans. The $1.9 million decrease in Chaps operating income reflects a $1.0 million decrease in gross profit (discussed above) combined with a $0.9 million increase in SG&A expenses. The increase in Calvin Klein jeans operating income reflects a $1.2 million increase in gross profit (discussed above), partially offset by a $0.1 increase in SG&A expenses.

Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Sportswear Group operating income decreased $1.6 million, or 3.5%. Operating income related to the CKJEA Business was $22.9 million for the Nine Months Ended September 30, 2006 (including $6.1 million of amortization expense related to intangible assets and $2.4 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition). Excluding operating income related to the CKJEA Business, Sportswear Group operating income decreased $24.5 million, or 54.9%, reflecting decreases of $5.0 million, $13.8 million, $4.5 million and $1.2 million in Calvin Klein jeans, Chaps, Calvin Klein accessories and Mass sportswear licensing, respectively. The decrease in Calvin Klein jeans operating income primarily reflects the $4.1 million decrease in gross profit (discussed above) combined with a $0.9 million increase in SG&A expenses. The decrease in Chaps operating income primarily reflects the $11.3 million decrease in gross profit (discussed above) combined with a $2.5 million increase in SG&A expenses.

    Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Three Months Ended September 30, 2006 (c)	% of Brand Net Revenues	Three Months Ended October 1, 2005 (c)	% of Brand Net Revenues	Nine Months Ended September 30, 2006 (c)	% of Brand Net Revenues	Nine Months Ended October 1, 2005 (c)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein underwear	$16,072	19.7%	$12,687	16.2%	$31,610	15.2%	$28,271	13.8%
Core Brands	2,621	7.3%	2,756	8.3%	10,715	9.6%	2,130	2.0%
Fashion Brands (a)	996	3.1%	555	2.0%	3,594	3.8%	1,218	1.3%
Intimate Apparel wholesale	19,689	13.2%	15,998	11.4%	45,919	11.0%	31,619	7.8%
Intimate Apparel retail/concessions (b)	6,186	24.5%	3,542	21.2%	14,006	21.4%	8,315	17.2%
Intimate Apparel Group	$25,875	14.8%	$19,540	12.5%	$59,925	12.4%	$39,934	8.8%

(a)	Includes certain Lejaby concession sales.

(b)	Primarily Calvin Klein underwear.

(c)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
	(in thousands of dollars)
Calvin Klein underwear	$1,659	$1,586	$5,021	$4,791
Core Brands	1,100	1,199	3,818	3,664
Fashion Brands	352	101	580	311
Intimate Apparel wholesale	3,111	2,886	9,419	8,766
Intimate Apparel retail/concessions	—	1	—	1
Intimate Apparel Group	$3,111	$2,887	$9,419	$8,767

    Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Intimate Apparel Group operating income increased $6.3 million, or 32.4%, reflecting increases in Calvin Klein underwear, Fashion Brands and Intimate Apparel retail/concessions. The $3.4 million increase in Calvin Klein underwear operating income reflects a $3.9 million increase in gross profit (discussed above), partially offset by a $0.5 million increase in SG&A expenses. The $0.4 million increase in Fashion Brands operating income reflects a $0.2 million decrease in gross profit (discussed above) more than offset by a $0.6 million decrease in SG&A expenses. The $2.6 million increase in Intimate Apparel retail/concessions operating income reflects a $4.8 million increase in gross profit (discussed above), partially offset by a $2.2 million increase in SG&A expenses.

    Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Intimate Apparel Group operating income increased $20.0 million, or 50.1%, reflecting increases in Calvin Klein underwear, Core Brands, Fashion Brands and Intimate Apparel retail. The $3.3 million increase in Calvin Klein underwear operating income reflects a $6.8 million increase in gross profit (discussed above), partially offset by a $3.5 million increase in SG&A expenses. The $8.6 million increase in Core Brands operating income reflects a $10.2 million increase in gross profit (discussed above), partially offset by a $1.6 million increase in SG&A expenses. The $2.4 million increase in Fashion Brands operating income reflects a $0.7 million increase in gross profit (due mainly to an expansion of the private label business, discussed above) combined with a $1.7 million decrease in SG&A expenses. The $5.7 million increase in Intimate Apparel retail/concessions operating income reflects a $10.8 million increase in gross profit (discussed above), partially offset by a $5.1 million increase in SG&A expenses.

    Swimwear Group

Swimwear Group operating income (loss) was as follows:

	Three Months Ended September 30, 2006 (a)	% of Brand Net Revenues	Three Months Ended October 1, 2005 (a)	% of Brand Net Revenues	Nine Months Ended September 30, 2006 (a)	% of Brand Net Revenues	Nine Months Ended October 1, 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$(5,260)	−15.6%	$(4,281)	−14.7%	$15,106	7.7%	$19,672	10.2%
Designer	(9,145)	−122.4%	(9,360)	−183.4%	(8,534)	−8.3%	662	0.7%
Ocean Pacific	(529)	−57.9%	(464)	0.0%	(950)	−29.7%	(830)	0.0%
Swimwear wholesale	(14,934)	−35.5%	(14,105)	−41.1%	5,622	1.9%	19,504	6.7%
Swimwear retail	984	36.5%	435	23.9%	2,176	33.7%	1,786	34.6%
Swimwear Group	$(13,950)	−31.2%	$(13,670)	−37.8%	$7,798	2.5%	$21,290	7.1%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Three Months Ended September 30, 2006	Three Months Ended October 1, 2005	Nine Months Ended September 30, 2006	Nine Months Ended October 1, 2005
	(in thousands of dollars)
Speedo	$2,993	$2,547	$8,976	$7,621
Designer	1,662	1,254	5,036	3,845
Ocean Pacific	—	—	—	—
Swimwear wholesale	4,655	3,801	14,012	11,466
Swimwear retail	—	76	—	216
Swimwear Group	$4,655	$3,877	$14,012	$11,682

    Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Swimwear Group operating income decreased $0.3 million, or 2.0%, reflecting an increase in gross profit (discussed above), more than offset by a $3.2 million increase in SG&A expenses. The increase in SG&A expenses reflects a $1.3 million increase in marketing and selling expenditures and a $1.9 million increase in administrative expenses (related primarily to severance and expenses related to the businesses expected to be discontinued).

    Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Swimwear Group operating income decreased $13.5 million, or 63.4%, reflecting an increase in gross profit (discussed above), more than offset by a $13.1 million increase in SG&A expenses and a $0.9 million increase in amortization of intangible assets (primarily related to the amortization of the Calvin Klein swimwear license acquired in May 2005). The increase in SG&A expenses reflects an increase in marketing expenses of approximately $3.2 million primarily related to a nationwide Speedo campaign and the 2006 Winter Olympics, an increase in selling and distribution expenses of $5.8 million (related to incremental costs associated with the new systems infrastructure) and a $4.2 million increase in administrative expenses (related mainly to severance, professional fees, employee benefit costs, costs associated with the new systems infrastructure and costs associated with the businesses expected to be discontinued).

    Other Loss (Income)

Other income of $4.4 million for the Three Months Ended September 30, 2006 reflects a gain of $4.4 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency. Other income of $3.4 million for the Nine Months

Ended September 30, 2006 primarily reflects a gain of $5.5 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency and a gain of $0.9 million on purchases at fixed dollar exchange rates by foreign subsidiaries, partially offset by a loss of $2.5 million on a foreign exchange forward contract entered into by the Company to facilitate the purchase of the CKJEA Business (which purchase price was denominated in euros) and a $0.5 million loss on the repurchase of $5.0 million nominal amount of the Company’s Senior Notes. See Financial Position, Capital Resources and Liquidity — Financing Arrangements — Senior Notes. Other loss for the Three Months Ended October 1, 2005 and the Nine Months Ended October 1, 2005 primarily reflect a gain of $0.1 million and a net loss of $0.7 million, respectively, on the current portion of inter-company loans to foreign subsidiaries that are denominated in U.S. dollars.

    Interest Expense, Net

    Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

Interest expense increased $5.2 million to $9.3 million for the Three Months Ended September 30, 2006 from $4.1 million for the Three Months Ended October 1, 2005. The increase in interest expense for the Three Months Ended September 30, 2006 was due mainly to interest expense of $3.1 million on the Term B Note (as defined below) and $0.9 million on CKJEA Business short-term debt in connection with the CKJEA Acquisition, a $0.4 million decrease in interest income on notes receivable and cash investments and a $0.2 million increase in interest expense related to the Company’s Senior Notes (due primarily to interest rate resets on the 2003 and 2004 Swap Agreements).

    Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

Interest expense increased $12.9 million to $26.6 million for the Nine Months Ended September 30, 2006 from $13.7 million for the Nine Months Ended October 1, 2005. The increase in interest expense for the Nine Months Ended September 30, 2006 was due mainly to interest expense of $8.3 million on the Term B Note and $1.8 million on CKJEA Business short-term debt in connection with the CKJEA Acquisition, a $0.6 million decrease in interest income on notes receivable, a $0.9 million increase in interest expense related to the Company’s Senior Notes (due primarily to interest rate resets on the 2003 and 2004 Swap Agreements), a $0.4 million increase in commitment fees related to the Amended and Restated Credit Agreement (as defined below) and a $0.2 million increase in miscellaneous bank fees.

    Income Taxes

    Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

The provision for income taxes was $6.6 million (effective rate of 22.8%) for the Three Months Ended September 30, 2006 compared to $3.9 million (effective rate of 30.1%) for the Three Months Ended October 1, 2005. The lower effective tax rate for the Three Months Ended September 30, 2006 primarily reflects the benefit of $3.2 million related to the previously announced favorable tax ruling received from the taxing authority in the Netherlands. See Note 6 of Notes to Consolidated Condensed Financial Statements.

    Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

The provision for income taxes was $17.6 million (effective rate of 28.4%) for the Nine Months Ended September 30, 2006 compared to $26.0 million (effective rate of 37.2%) for the Nine Months Ended October 1, 2005. The lower effective tax rate for the Nine Months Ended September 30, 2006 primarily reflects a favorable earnings mix between higher and lower tax jurisdictions coupled with the favorable effect of the aforementioned tax ruling received in the Netherlands. See Note 6 of Notes to

Consolidated Condensed Financial Statements. The company estimates that the ruling will provide a benefit to its annual effective tax rate for the 2006 fiscal year of approximately 5.0%. The Company expects that its effective tax rate from continuing operations for the 2006 fiscal year will approximate 30.0%.

    Discontinued Operations

    Three Months Ended September 30, 2006 compared to Three Months Ended October 1, 2005

The Company recorded a loss from discontinued operations of $7.9 million for the Three Months Ended September 30, 2006 and a loss of $2.1 million for the Three Months Ended October 1, 2005. See Note 3 of Notes to Consolidated Condensed Financial Statements.

    Nine Months Ended September 30, 2006 compared to Nine Months Ended October 1, 2005

The Company recorded a loss from discontinued operations of $12.5 million for the Nine Months Ended September 30, 2006 and a loss of $1.4 million for the Nine Months Ended October 1, 2005. See Note 3 of Notes to Consolidated Condensed Financial Statements.

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

On June 2, 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. In connection with the purchase, the Company recognized a loss of approximately $0.5 million related to the premium paid to repurchase the debt, which included the write-down of a proportionate share of unamortized deferred financing costs of approximately $0.3 million. The loss on extinguishment of debt is included in the Other loss (income) line item in the Company’s statement of operations.

The amount outstanding under the Senior Notes was $205.0 million as of September 30, 2006 and $210.0 million as of December 31, 2005 and October 1, 2005, respectively.

The indenture governing the Senior Notes places certain restrictions on the Company. The Company was in compliance with the covenants of the Senior Notes as of September 30, 2006, December 31, 2005 and October 1, 2005.

    Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (9.53% at September 30, 2006, 8.78% at December 31, 2005 and 7.73% at October 1, 2005). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company's Senior Notes for a total notional amount of

$25 million. The 2004 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.76% at September 30, 2006, 9.01% at December 31, 2005 and 7.96% at October 1, 2005). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 9.14% as of September 30, 2006.

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

	September 30, 2006	December 31, 2005	October 1, 2005
Unrealized loss
2003 Swap Agreement	$(1,801)	$(1,366)	$(676)
2004 Swap Agreement	(1,203)	(990)	(668)
Net unrealized loss	$(3,004)	$(2,356)	$(1,344)

Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the revolving credit facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of September 30, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 6.90%. The Term B Note matures on January 31, 2013 and must be repaid at the rate of $450,000 per quarter from June 30, 2006 through March 31, 2012 and $42.3 million on each of June 30, 2012, September 30, 2012, December 31, 2012 and January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.75% at September 30, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.87% and 6.04% at September 30, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of September 30, 2006, under the Amended and Restated Credit Agreement, the Company had approximately $180 million outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility.

As previously disclosed, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement as of December 31, 2005, April 1, 2006 and July 1, 2006 due to the restatement of its consolidated financials statements for Fiscal 2005 and the First Quarter 2006. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the lenders under the Amended and Restated Credit Agreement. The Company filed its Amended Annual Report on Form 10-K/A for Fiscal 2005 and its Amended Quarterly Report on Form 10-Q/A for the First Quarter 2006 within the thirty-day waiver period. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of September 30, 2006.

On November 6, 2006, the Company entered into an amendment to its Amended and Restated Credit Agreement to, among other things, permit the Ocean Pacific sale, designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement, permit Warnaco to hold certain investments in connection with such sale, and expand the ability of the Company to repurchase its common stock (based on certain tests), in each case subject to certain limitations and restrictions. See Part II—Item 5—Other Information.

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

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of September 30, 2006 and December 31, 2005.

CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed the CKJEA Business’ outstanding debt of approximately $89.4 million. Simultaneously with the closing of the acquisition, the Company repaid approximately $44.6 million of the outstanding debt. The remaining debt consists of short-term notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of September 30, 2006, the weighted average interest rate for the CKJEA Business assumed debt outstanding was approximately 3.62%.

Liquidity

As of September 30, 2006, the Company had working capital of $508.5 million, cash and cash equivalents of $113.4 million, short-term debt of $50.9 million as a result of the CKJEA Acquisition, no borrowings under the revolving credit facility of the Amended and Restated Credit Agreement and no borrowings under the Foreign Revolving Credit Facility. As of September 30, 2006, the Company had $99.8 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $184.5 million (based upon the current borrowing base calculations) plus $40.3 million of cash collateral, less outstanding letters of credit of $125.0 million.

The Company’s total debt as of September 30, 2006 was $433.9 million, consisting of $205.0 million of the Senior Notes, $179.6 million of the Term B Note under the Amended and Restated Credit Agreement, $48.8 million of debt of the CKJEA Business assumed in connection with the closing of the CKJEA Acquisition and $0.5 million of other outstanding debt.

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

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program of up to 3,000,000 shares of common stock. In order to comply with the terms of the applicable debt instruments (which contain certain limitations on share repurchases which can be made in a given period), the Company expects that purchases under the share repurchase program will be made over a period of three years from the date the program was approved. During the Nine Months Ended September 30, 2006, the Company repurchased 1,200,000 shares of its common stock in the open market at a total cost of $23.1 million (an average cost of $19.28 per share). As of September 30, 2006, the Company had purchased a total of 1,209,151 shares of its common stock in the open market at a total cost of $23.4 million (an average cost of $19.31 per share) under the share repurchase program since its inception. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time. See Part II—Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flows

The following table summarizes the cash flows from the Company's operating, investing and financing activities for the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005:

	Nine Months Ended
	September 30, 2006	October 1, 2005
	(in thousands of dollars)

Net cash provided by operating activities:
Continuing operations	$75,568	$113,424
Discontinued operations	(1,769)	1,385
Net cash used in investing activities:
Continuing operations	(233,954)	(24,621)
Discontinued operations	(196)	(1,330)
Net cash provided by (used in) financing activities	107,651	(374)
Translation adjustments	1,924	(2,061)
Increase (decrease) in cash and cash equivalents	$(50,776)	$86,423

Cash provided by operating activities from continuing operations was $75.6 million in the Nine Months Ended September 30, 2006 compared to $114.4 million in the Nine Months Ended October 1, 2005. The $38.8 million decrease in cash provided by operating activities from continuing operations was due primarily to an increase of $39.5 million in cash required for net working capital (primarily to service accounts receivable and inventory). The Company experienced net working capital outflows of $13.7 million during the Nine Months Ended September 30, 2006 compared to net working capital inflows of $25.8 million for the Nine Months Ended October 1, 2005. The net working capital outflows for the Nine Months Ended September 30, 2006 were due primarily to a $34.0 million increase in net accounts receivable, a $15.3 million increase in prepaid assets and a $3.5 million decrease in accrued income taxes, partially offset by a $14.9 million decrease in net inventories and a $24.3 million increase in accounts payable and accrued liabilities. The net working capital inflows for the Nine Months Ended October 1, 2005 were due primarily to a $23.0 million decrease in net inventories.

Cash used in investing activities from continuing operations was $234.0 million in the Nine Months Ended September 30, 2006 compared to $24.6 million in the Nine Months Ended October 1, 2005. This $209.4 million increase was due primarily to $208.5 million used for business acquisitions (mainly the CKJEA Acquisition completed on January 31, 2006. See Note 2 of Notes to Consolidated Condensed Financial Statements).

Cash provided by financing activities was $107.7 million in the Nine Months Ended September 30, 2006 compared to cash used in financing activities of $0.4 million in the Nine Months Ended October 1, 2005. The $108.1 million increase in cash provided by financing activities was due primarily to $180.0 million of debt issued, partially offset by $44.5 million of repayment of debt assumed in connection with the CKJEA Acquisition, $25.4 million of treasury stock purchases (primarily $23.1 million under the stock repurchase program) and $5.2 million total consideration for the purchase of $5.0 million of principal of the Senior Notes.

Net proceeds from the sale of the trademarks and certain assets of the Company's Ocean Pacific business will be used to repay amounts outstanding under the Term B Note. See Note 11 of Notes to Consolidated Condensed Financial Statements.

Significant Contractual Obligations and Commitments

Contractual obligations and commitments as of September 30, 2006 were not materially different from those disclosed in the Company’s Amended Annual Report on Form 10-K/A for Fiscal 2005,

with the exception of the repurchase of $5.0 million of Senior Notes, the Term B Note, assumed short-term notes payable, additional lease obligations and additional minimum royalty payments incurred in connection with the CKJEA Acquisition (See Note 11 and Note 17 of Notes to Consolidated Condensed Financial Statements). Please refer to the Company's Amended Annual Report on Form 10-K/A for Fiscal 2005 for a description of those obligations and commitments outstanding as of December 31, 2005.

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

The following factors, among others, including those described in the Company’s Amended Annual Report on Form 10-K/A for Fiscal 2005, as filed with the SEC on March 3, 2006, under the heading ‘‘Risk Factors’’ (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the new systems infrastructure; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of the acquisition); and such newly acquired business being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled ‘‘Risk Factors’’ and the discussion of the Company's critical accounting policies under ’’Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discussion of Critical Accounting Policies’’ included in the Company's Amended Annual Report on Form 10-K/A for Fiscal 2005, as such discussion may be modified or supplemented by subsequent reports that the Company files with the SEC, including this Quarterly Report on Form 10-Q. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company's ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

During 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participant’s hypothetical investments are reflected in the Company’s statement of operations. As of September 30, 2006, the total liability accrued attributable to participants’ accounts was approximately $0.7 million. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would not have had a material effect on the Company’s balance sheet or statement of operations for the Nine Months Ended September 30, 2006.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75 million and the $180 million of loans outstanding under the Term B Note under its Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes or revolving credit facility under the Amended and Restated Credit Agreement because the interest rate on the Senior Notes is fixed at 8 7/8% per annum and the Company had no borrowings outstanding under the revolving credit facility as of September 30, 2006. A hypothetical 10% increase in the interest rates for the outstanding swap agreements would have had an unfavorable effect of approximately $0.5 million for each of the Nine Months Ended September 30, 2006 and the Nine Months Ended October 1, 2005, respectively, on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $0.9 million for the Nine Months Ended September 30, 2006 on the Company’s income from continuing operations before provision for income taxes.

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the

Company's Canadian, Mexican and European operations (which accounted for approximately 30% of the Company's total net revenues for the Nine Months Ended September 30, 2006) to the extent such operations purchase products denominated in U.S. dollars. Total purchases of products by foreign subsidiaries denominated in U.S. dollars amounted to approximately $97.0 million for the Nine Months Ended September 30, 2006. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $9.7 million for the Nine Months Ended September 30, 2006.

As of September 30, 2006, the Company was not party to any foreign currency exchange contracts.

In January 2006, in connection with the CKJEA Acquisition, the Company entered into a euro forward purchase contract to purchase approximately €146.0 million for $180.0 million. The change in the euro to U.S. dollar exchange rate at the close of the business on the purchase date compared to the euro forward purchase contract exchange rate resulted in an exchange loss of approximately $2.5 million which the Company recorded during the Nine Months Ended September 30, 2006.

Item 4.	Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on management's evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective due to the material weaknesses discussed below.

As previously reported in its Quarterly Report on Form 10-Q for the period ended July 1, 2006, the Company restated its consolidated financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006. The restatements were required to correct for certain irregularities primarily related to the accounting for certain return authorizations and customer allowances at the Company's Chaps menswear division (with respect to restatements of the Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006) and errors resulting from the implementation of the new systems infrastructure at the Company's Swimwear Group (with respect to restatement of the First Quarter 2006).

In connection with the restatements, the Company previously identified certain material weaknesses in its internal control over financial reporting. Specifically, the Company concluded that: (i) the controls in place related to the financial closing and reporting process failed to operate effectively and did not detect the Chaps accounting irregularities, which failure constituted a material weakness in the Company's internal control over financial reporting that continues to be remediated; and (ii) the Company did not have certain controls designed and implemented in the financial closing process to detect accounting errors related to customer invoicing in the Swimwear Group, which constituted a material weakness that continues to be remediated.

During the financial closing process for the Three Months Ended September 30, 2006, the material weakness in the financial closing process in the Company's Swimwear Group was expanded. The Company determined that it did not have certain controls designed and implemented in the financial closing process to detect accounting errors in the recording of inventory and cost of goods sold transactions in the Swimwear Group as of and for the quarters ended April 1, 2006, July 1, 2006 and September 30, 2006. Specifically, the implementation of the new systems infrastructure at the Swimwear Group in January 2006 resulted in the temporary absence of the timely availability of reports, reconciliations and other control procedures as of and for the quarters ended April 1, 2006, July 1, 2006 and September 30, 2006. The accounting errors in the recording of inventory and cost of goods sold transactions did not have a material effect on the Company's financial statements for any period in fiscal 2006.

A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company has undertaken actions it believes will effectively remediate the material weaknesses.

With respect to the Chaps accounting irregularities, such remediation actions involve changes in personnel, greater emphasis and attention to monitoring controls to ensure individuals responsible for the preparation of financial statements are fully aware of arrangements regarding return authorizations and customer allowances, and education of sales personnel as to the appropriate treatments of sales returns and customer allowances under U.S. GAAP. Remediation is planned for completion by December 30, 2006.

With respect to the errors related to the customer invoicing in the Swimwear Group, such remediation actions consist of the development of exception reports to identify transactions where customer pricing data is inconsistent, timely review and resolution of exceptions identified by such reports by management and additional user training. The exception reports have been developed and the new control procedures were implemented during the Three Months Ended September 30, 2006. Remediation is planned for completion by December 30, 2006.

With respect to the errors related to the recording of inventory and cost of goods sold transactions in the Swimwear Group, such remediation actions consist of the development of reports and routines that allow for timely analysis and resolution of exceptions and reconciliation of inventory and cost of goods sold accounts. The remediation is in process and is planned to be completed by December 30, 2006.

Notwithstanding the material weaknesses described above, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein. Management's conclusion as to the fairness of the presentation of the consolidated financial statements included in this report is based upon a physical inventory count and reconciliation of the inventory of the Swimwear Group as of September 30, 2006, additional analysis and other reconciliation procedures in order to prepare the consolidated financial statements in accordance with U.S. GAAP.

(b)    Changes in Internal Control Over Financial Reporting.

Integration of CKJEA Business

As described elsewhere in this Quarterly Report on Form 10-Q, on January 31, 2006, the Company completed the CKJEA Acquisition. Total revenues and total assets of the CKJEA Business were $230.4 million for the period January 31, 2006 to September 30, 2006 and approximately $516.2 million as of September 30, 2006, respectively. During the Three Months Ended September 30, 2006, the Company continued implementing integration activities related to the CKJEA Acquisition, including further review of the controls and procedures of the acquired business. As of September 30, 2006, the Company was continuing its process of documenting and testing the CKJEA Business' internal controls over financial reporting for effectiveness. The Company continues to identify changes in process, systems and documentation that it expects to undertake as part of the inclusion of the acquired business in the Company's Sarbanes-Oxley Section 404 assessment, and is implementing steps to strengthen the control environments of the acquired business. In accordance with the guidance of the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in the Frequently Asked Questions (revised October 6, 2004) regarding Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Company currently expects to exclude the CKJEA Business from its assessment of internal control over financial reporting at December 30, 2006 (with appropriate disclosure to be included in the Company's Form 10-K for the year ended December 30, 2006).

Implementation of New Systems Infrastructure

During the Three Months Ended September 30, 2006, the Company continued to implement the new systems infrastructure in its Swimwear Group in the U.S. and Canada, and certain of its U.S. shared service departments. In connection with the implementation of the new systems infrastructure (and the associated conversion of data and processes to the new system infrastructure), the Company is updating its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and to take advantage of enhanced automated controls provided by the new systems infrastructure and is in the process of testing these internal controls over financial reporting for effectiveness.

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

The information required by this Item 1 of Part II is incorporated herein by reference to Part I, Item 1. Financial Statements, Note 15 – Legal Matters.

Item 1A.    Risk Factors.

Please refer to Item 1A. Risk Factors in the Company's Amended Annual Report on Form 10-K/A for Fiscal 2005, filed with the SEC on September 6, 2006, for a description of certain significant risks and uncertainties to which the Company’s business, operations and financial condition are subject. There have been no material changes to these risk factors during the Nine Months Ended September 30, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of the Company’s common stock during the Three Months Ended September 30, 2006.

The Company's Board of Directors authorized the Company to enter into a share repurchase program of up to three million shares of common stock in July 2005. The share repurchase program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases that may be made in a given period), the Company expects that purchases under the share repurchase program will be made over a period of three years from the date the program was approved. During the Three Months Ended September 30, 2006, the Company repurchased 525,000 shares in the open market under the share repurchase program. The share repurchase program may be modified or terminated by the Company's Board of Directors at any time.

In addition to the 525,000 shares repurchased pursuant to the Company’s share repurchase program, an aggregate of 44,166 shares set forth below as repurchased during the Three Months Ended September 30, 2006 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee's withholding tax obligation may be surrendered to the Company in satisfaction thereof.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Yet Be Repurchased Under the Announced Plans
July 2, 2006 – July 29, 2006	4,423	$17.92	—	2,315,849
July 30, 2006 – August 26, 2006	52	$20.48	—	2,315,849
August 27, 2006 – September 30, 2006	564,691	$20.88	525,000	1,790,849

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

On October 31, 2006, the Company entered into an agreement to sell the trademarks and certain other assets of its Ocean Pacific business. The sale closed on November 6, 2006.

In connection with the closing of the sale, on November 6, 2006, the Company entered into Amendment No. 1 to its Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among the Company, Warnaco, the lenders and issuers thereunder, Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents, to, among other things, permit the Ocean Pacific sale transaction, designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement, permit Warnaco to hold certain investments in connection with such sale, and expand the ability of the Company to repurchase its common stock (based on certain tests), in each case subject to certain limitations and restrictions.

A copy of Amendment No. 1 to the Amended and Restated Credit Agreement is attached as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference. The description of the amendment is qualified in its entirety by reference to Exhibit 10.2.

Item 6.    Exhibits.

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).*^
2.2	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*^
2.3	Asset Purchase Agreement, dated as of October 31, 2006, by and among The Warnaco Group, Inc., Ocean Pacific Apparel Corp. and Iconix Brand Group, Inc (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed November 6, 2006).*^
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group,Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.'s Form 8-K filed February 10, 2003).*

Exhibit No.	Description of Exhibit
10.1	Waiver No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2006, by and Among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by The Warnaco Group, Inc. on August 15, 2006).*
10.2	Amendment No. 1, dated November 6, 2006, to the Amended and Restated Credit Agreement by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

^	The schedules (and similar attachments) to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of such items supplementally to the Securities and Exchange Commission upon request.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WARNACO GROUP, INC.
Date: November 9, 2006	/s/ Joseph R. Gromek
Joseph R. Gromek President and Chief Executive Officer
Date: November 9, 2006	/s/ Lawrence R. Rutkowski
Lawrence R. Rutkowski Executive Vice President and Chief Financial Officer