Form 10-K
period 2006-12-30
WARNACO GROUP INC /DE/
filed 2007-03-07
CIK 801351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-10857

THE WARNACO GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4032739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Seventh Avenue
New York, New York 10018
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 287-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

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

As of July 1, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common equity held by non-affiliates was $855,621,970, based upon the last sale price reported for such date on the NASDAQ National Market.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes       No

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of February 16, 2007: 45,459,954.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Proxy Statement of the registrant relating to the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Fiscal 2006 year-end.

THE WARNACO GROUP, INC.
2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business.

Introduction

The Warnaco Group, Inc. (‘‘Warnaco’’), a Delaware corporation organized in 1986 (collectively with its subsidiaries, the ‘‘Company’’), designs, sources, manufactures, markets, licenses and distributes a broad line of intimate apparel, sportswear and swimwear worldwide. The Company’s products are sold under several highly recognized brand names, including, but not limited to, Warner’s®, Olga®, Calvin Klein®, Speedo®, Chaps®, Nautica®, Catalina®, Anne Cole® and Lejaby®.

The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target, Costco and Wal-Mart Stores. As of December 30, 2006, the Company operated: (i) 643 Calvin Klein retail stores worldwide (consisting of 106 free-standing stores (including one on-line store) and 537 shop-in-shop/concession stores); (ii) 79 Lejaby retail stores (consisting of two free-standing stores and 77 shop-in-shop stores); and (iii) one Speedo on-line store. As of December 30, 2006, there were also 147 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements. For the fiscal year ended December 30, 2006 (‘‘Fiscal 2006’’), approximately 56.8% of the Company’s net revenues were generated from domestic sales and approximately 43.2% were generated from international sales.

The Company owns and licenses a portfolio of highly recognized brand names. As described below, the majority of trademarks used by the Company are either owned or licensed in perpetuity. These brands generated approximately 53% of the Company’s revenues during Fiscal 2006. Brand names the Company licenses for a term generated approximately 47% of its revenues during Fiscal 2006 (approximately 15% of the Company’s total net revenues were derived from brands licensed in perpetuity). The Company’s highly recognized brand names have been established in their respective markets for extended periods and have attained a high level of consumer awareness.

The following table sets forth the Company’s trademarks and licenses as of February 16, 2007:

Owned Trademarks (a)

Warner’s	Catalina
Olga	Cole of California®
Body Nancy Ganz®/Bodyslimmers® Lejaby Rasurel®	Calvin Klein and formatives (beneficially owned for men’s, women’s and children’s underwear, loungewear and sleepwear. See ‘‘Trademarks and Licensing Agreements’’)

Trademarks Licensed in Perpetuity

Trademark	Territory
Speedo (b)	United States, Canada, Mexico, Caribbean Islands
Fastskin® (secondary Speedo mark)	United States, Canada, Mexico, Caribbean Islands
Anne Cole (for women’s swimwear) (c)	Worldwide

Trademarks Licensed for a Term

Trademark	Territory	Expires (m)
Calvin Klein (for men’s/women’s/juniors’ Jeans and certain jeans-related products) (d)	North, South and Central America	12/31/2044
CK/Calvin Klein Jeans (for retail stores selling men’s/women’s/juniors’ jeans and certain jeans-related products and ancillary products bearing the Calvin Klein marks) (d)	Canada, Mexico and Central and South America	12/31/2044
CK/Calvin Klein (for bridge apparel, bridge accessories and retail stores selling bridge apparel and accessories) (e)	All countries constituting European Union, Norway, Switzerland Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East and Africa	12/31/2046
Calvin Klein and CK/Calvin Klein (for men’s/women’s/children’s jeans, khakis and other related apparel as well as retail stores selling such items and ancillary products) (e)	Western Europe including Ireland, Great Britain, France, Monte Carlo, Germany, Spain, Portugal, Andorra, Italy, San Marino, Vatican City, Benelux, Denmark, Sweden, Norway, Finland, Austria, Switzerland, Lichtenstein, Greece, Cyprus, Turkey and Malta and parts of Eastern Europe, Russia, the Middle East and Africa; Japan, China, South Korea and ‘‘Rest of Asia’’ (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia)	12/31/2046
Calvin Klein (for jeans accessories) (e)	All countries constituting European Union, Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, Middle East, Africa and Asia	12/31/2046
Chaps (for men’s sportswear, jeanswear, activewear, sport shirts and men’s swimwear) (f)	United States, Canada, Mexico, Puerto Rico and Caribbean Islands	12/31/2018
Nautica (for women’s swimwear, beachwear and accessories) (g)	United States, United States Virgin Islands, Canada, Mexico and Caribbean Islands	6/30/2009
Nautica (for women’s swimwear and coordinating cover-ups) (g)	Australia, Austria, Belgium, Bulgaria, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Italy, Latvia, Lithuania, Luxembourg, Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Russia, Slovakia, Spain, Sweden, Switzerland, Turkey, Ukraine and United Kingdom	6/30/2009

Trademark	Territory	Expires (m)
Lifeguard® (for wearing apparel excluding underwear and loungewear) (h)	Worldwide (United States, Canada, Mexico, Caribbean Islands and all other countries where trademark filings are or will be made)	6/30/2030
Calvin Klein and CK/Calvin Klein (for women’s and juniors’ swimwear) (i)	Worldwide with respect to Calvin Klein; Worldwide in approved forms with respect to CK/Calvin Klein	12/31/2014
Calvin Klein (for men’s swimwear) (j)	Europe (countries constituting European Union at May 1, 2004), Switzerland, Norway, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia	12/31/2014
Ocean Pacific® (for women’s and juniors’ swimwear) (k)	United States and Puerto Rico	12/31/2015
Michael Kors® and MICHAEL Michael Kors® (for women’s swimwear) (l)	Worldwide (excluding Japan)	6/30/2014

(a)	During Fiscal 2006, the Company sold the trademarks of its Ocean Pacific business. See ‘‘—Acquisitions and Discontinued Operations—Ocean Pacific.’’

(b)	Licensed in perpetuity from Speedo International, Ltd. (‘‘SIL’’).

(c)	Licensed in perpetuity from Anne Cole and Anne Cole Design Studio Ltd.

(d)	Expiration date reflects a renewal option, which permits the Company to extend for an additional ten-year term through 12/31/2044 (subject to compliance with certain terms and conditions).

(e)	In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK/Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘—Acquisitions and Discontinued Operations—CKJEA Acquisition.’’ In connection with the acquisition, the Company acquired various exclusive license agreements. In addition, the Company entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). See ‘‘—Trademarks and Licensing Agreements.’’

(f)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions) for the trademark Chaps and the Chaps mark and logo.

(g)	Expiration date reflects a renewal option, which permits the Company to extend for an additional two years (subject to compliance with certain terms and conditions).

(h)	Expiration date reflects four renewal options, each of which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(i)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(j)	Expiration date reflects a renewal option, which permits the Company to extend for an additional five-year term (subject to compliance with certain terms and conditions).

(k)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sale of Ocean Pacific and Discontinued Operations.

(l)	Expiration date reflects two renewal options, each of which permits the Company to extend for an additional three-year term (subject to compliance with certain terms and conditions).

(m)	Assumes exercise of renewal option(s), as applicable.

The Company relies on its highly recognized brand names to appeal to a broad range of consumers. The Company designs products across a wide range of price points to meet the needs and shopping preferences of male and female consumers across a broad age spectrum. The Company believes that its ability to service multiple domestic and international distribution channels with a diversified portfolio of products under widely recognized brand names at varying price points distinguishes it from many of its competitors and reduces its reliance on any single distribution channel, product, brand or price point.

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. References in this Form 10-K to ‘‘Fiscal 2006’’ refer to the operations for the twelve months ended December 30, 2006. References to ‘‘Fiscal 2005’’ refer to operations for the twelve months ended December 31, 2005. References to ‘‘Fiscal 2004’’ refer to operations for the twelve months ended January 1, 2005. References to ‘‘Fiscal 2003’’ refer to the operations for the twelve months ended January 3, 2004 (comprising the operations of the Predecessor (as defined below) for the period January 5, 2003 to February 4, 2003 combined with operations of the Successor (as defined below) for the period February 5, 2003 to January 3, 2004). The Company’s fiscal year prior to Fiscal 2003 ended on January 4, 2003 (‘‘Fiscal 2002’’).

Acquisitions and Discontinued Operations

CKJEA Acquisition

On January 31, 2006, the Company acquired 100% of the shares of the companies (the ‘‘CKJEA Business’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK/Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe (the ‘‘CKJEA Acquisition’’) from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A. and Calvin Klein, Inc. for total consideration of approximately €240 million (approximately $292 million), consisting of cash consideration of approximately €179 million (approximately $218 million as of that date) and assumption of indebtedness of approximately €60 million (approximately $73 million), net of cash acquired of approximately €13 million (total assumed debt aggregating approximately €74 million (approximately $90 million)). In addition, as of December 30, 2006, the Company had incurred professional fees and other related costs of approximately $8.5 million in connection with the acquisition. Approximately €37 million (approximately $45 million) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37 million (approximately $45 million) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The purchase price is subject to certain post closing adjustments, including adjustments to the amount of working capital acquired. Except for any working capital adjustments or adjustments that may arise in the future for taxes, the Company has substantially completed the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition. As a result, except for the effect of any adjustments to the amount of working capital acquired or any future adjustments that may arise for taxes, the Company does not expect the purchase price allocation to change.

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180 million term loan facility under the Amended and Restated Credit Agreement (as defined below). See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity—Financing Arrangements,’’ and Note 12 of Notes to Consolidated Financial Statements.

In addition, in connection with the consummation of the CKJEA Acquisition, on January 31, 2006, the Company acquired various exclusive license agreements and entered into amendments to certain acquired license agreements with Calvin Klein, Inc. (in its capacity as licensor). The acquisition of additional licenses and the amendments to certain existing licenses did not and will not require any additional consideration from the Company. The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006 (except the license for Calvin Klein Collection, which expires in 2013), subject to the terms and conditions of each such exclusive agreement. See ‘‘—Trademarks and Licensing Agreements.’’

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

On October 31, 2006, the Company entered into an asset purchase agreement for the sale of its OP businesses (OP was part of the Company’s Swimwear Group) for a total consideration of $54.0 million. The sale closed on November 6, 2006. As a result of the sale, the Company’s OP sportswear, men’s swimwear and licensing businesses (the ‘‘Discontinued OP Components’’) have been classified as discontinued operations in the Company’s consolidated statement of operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004. Pursuant to the terms of the asset purchase agreement, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and junior swimwear for a period of three years (with certain rights to renew through 2015, subject to the terms and conditions of the license agreement). In addition, for a period of 90 days following the closing, the Company provided certain services to the buyer pursuant to a transition services agreement. The terms of the license and transition services agreements were finalized during the three months ended December 30, 2006 (‘‘Fourth Quarter 2006’’). The operating results pertaining to the OP women’s and junior swimwear businesses (the ‘‘Continuing OP Component’’) have been reflected as part of continuing operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004. The Company recorded a net loss of $0.9 million, pre-tax, related to the sale of its OP businesses, of which $0.8 million, pre-tax was included in loss from discontinued operations and $0.1 million, pre-tax was included in continuing operations. In addition, the Company incurred shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $9.0 million, pre-tax (included in loss from discontinued operations), related to the sale of the OP businesses. See Note 3 of Notes to Consolidated Financial Statements. The Company utilized $50 million of the net proceeds from the sale of the OP businesses to repay amounts outstanding under the Term B Note (as defined below). See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity’’ and Note 12 of Notes to Consolidated Financial Statements.

Other Discontinued Operations

During Fiscal 2006, the Company shutdown its J.Lo by Jennifer Lopez® (‘‘JLO’’) (part of the Company’s Intimate Apparel Group), Lejaby Rose® (part of the Company’s Intimate Apparel Group) and Axcelerate® Activewear (part of the Company’s Swimwear Group) businesses and three Speedo domestic retail outlet stores (part of the Company’s Swimwear Group). In connection with the discontinuance of these businesses, the Company incurred shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $4.2 million. The results of operations of these businesses have been included in loss from discontinued operations, net of taxes in the Company’s consolidated statement of operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements.

Business Groups

The Company operates in three business groups: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The following table sets forth, for each of the last three fiscal years, net revenues and operating income for each of the Company’s business groups and for the Company on a consolidated basis. The Company does not allocate restructuring items, depreciation and amortization of corporate assets, certain corporate expenses, other expense (income), interest expense (including the amortization of deferred financing costs) or income taxes to its business groups. The Company has revised net revenues and operating income for each of its business groups for Fiscal 2005 and Fiscal 2004 to eliminate the results of discontinued operations as discussed above.

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	(in thousands of dollars)
		% of Total		% of Total		% of Total
Net revenues:
Sportswear Group	$791,634	43.3%	$514,239	34.8%	$455,601	32.4%
Intimate Apparel Group	646,952	35.4%	581,295	39.4%	573,243	40.8%
Swimwear Group	388,900	21.3%	380,201	25.8%	377,564	26.8%
Net revenues	$1,827,486	100.0%	$1,475,735	100.0%	$1,406,408	100.0%

	Fiscal 2006		Fiscal 2005		Fiscal 2004
		% of Net Revenues		% of Net Revenues		% of Net Revenues
Operating income:
Sportswear Group	$61,604	3.3%	$50,061	3.4%	$37,725	2.7%
Intimate Apparel Group	87,607	4.8%	56,698	3.8%	44,780	3.1%
Swimwear Group	18,716	1.0%	35,565	2.4%	44,760	3.2%
Unallocated corporate expenses	(37,324)	−2.0%	(35,405)	−2.4%	(23,394)	−1.6%
Restructuring (expense) income	(291)	0.0%	503	0.1%	(5,130)	−0.4%
Operating income	$130,312	7.1%	$107,422	7.3%	$98,741	7.0%

The following table sets forth, as of December 30, 2006 and December 31, 2005, total assets for each of the Company’s business groups, unallocated corporate/other and for the Company on a consolidated basis:

	December 30, 2006	% of Total	December 31, 2005	% of Total
Total assets:
Sportswear Group	$772,154	45.9%	$230,064	18.9%
Intimate Apparel Group	403,500	24.0%	384,991	31.5%
Swimwear Group	310,206	18.5%	362,550	29.7%
Corporate/Other	195,115	11.6%	242,446	19.9%
Total assets	$1,680,975	100.0%	$1,220,051	100.0%

Sportswear Group

The Sportswear Group designs, sources and markets moderate to premium priced men’s, women’s and juniors’ sportswear. Net revenues of the Sportswear Group accounted for 43.3% of the Company’s net revenues in Fiscal 2006. The following table sets forth the Sportswear Group’s brand names and their apparel price ranges and types:

Brand Name (a)	Price Range	Type of Apparel
Calvin Klein	Better to premium	Men’s, women’s, juniors’ and children’s (b) designer jeanswear (bottoms and tops)
Chaps	Moderate	Men’s sportswear, jeanswear, activewear, knit and woven sports shirts and swimwear (c)

(a)	In December 2003, the Company sold its White Stag® trademark to Wal-Mart Stores. Pursuant to the sale agreement, the Company provided certain sourcing and design services related to the White Stag women’s sportswear line. The design services agreement expired in January 2007.

(b)	The Sportswear Group sub-licenses the rights to produce children’s designer jeanswear to a third party.

(c)	The Sportswear Group sub-licenses the rights to produce men’s leather outerwear to a third party.

The Calvin Klein business includes men’s and women’s jeans and jeans-related products, including outerwear, knit and woven tops and shirts. In the second quarter of Fiscal 2003, the Company renegotiated the term of its Calvin Klein Jeans license, providing the Company with greater control over the design and product development calendar and setting forth the terms of the Company’s license to use the Calvin Klein name in connection with swimwear. The Company believes that this increased flexibility has allowed it to provide better service to retailers, which has resulted in improved sell-through of merchandise at retail. In January 2006, the Company acquired 100% of the shares of the companies that operate the wholesale, distribution and certain retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘—Acquisitions and Discontinued Operations—CKJEA Acquisition’’ described above.

Chaps is a moderately priced men’s sportswear line providing a more casual product offering to the consumer. During Fiscal 2003, the Company negotiated an amendment and extension of the Chaps license through 2018, assuming the exercise of renewal options and satisfaction of certain conditions. The renegotiated license granted the Company certain rights to extend the brand in terms of both product and distribution channels, which allowed the Company to launch Chaps sportswear in Fiscal 2004 in the mid-tier distribution channel.

The Sportswear Group’s apparel products are distributed primarily through department stores, independent retailers, chain stores, membership clubs, mass merchandisers and, to a lesser extent, specialty stores.

The following table sets forth, as of December 30, 2006, the Sportswear Group’s principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores Carson’s/Bon Ton	Calvin Klein Jeans Calvin Klein Jeans and Chaps
Independent Retailers	Nordstrom Dillard’s and Belk	Calvin Klein Jeans Calvin Klein Jeans and Chaps
Chain Stores	Kohl’s	Chaps
Membership Clubs	Costco and Sam’s Club BJ’s	Calvin Klein Jeans Chaps
Mass Merchandisers	Wal-Mart	Design and sourcing services related to the White Stag trademark
Other	Military	Calvin Klein Jeans and Chaps
Europe	Stores operated under shop-in-shop and concession agreements	Calvin Klein Jeans
	El Corte Ingles	Calvin Klein Jeans
Canada	Hudson Bay Company and Sears	Calvin Klein Jeans and Chaps
	Costco and Sam’s Club	Calvin Klein Jeans and Chaps
Central and South America	Liverpool and Sears Sam’s Clubs Stores operated under distributor agreements	Calvin Klein Jeans and Chaps Calvin Klein Jeans and Chaps Calvin Klein Jeans
Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Jeans and Accessories
	Direct wholesale distributors	Calvin Klein Jeans and Accessories

The Sportswear Group generally markets its products for four retail selling seasons (Spring, Summer, Fall and Holiday). New styles, fabrics and colors are introduced based upon consumer preferences and market trends, and coincide with the appropriate selling season. The Sportswear Group recorded 42.4%, 48.7% and 41.3% of its net revenues in the first halves of Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

During Fiscal 2006, the Sportswear Group had operations in the United States (‘‘U.S.’’), Canada, Mexico, Europe and Asia. The Sportswear Group’s products are entirely sourced from third-party suppliers worldwide.

The following table sets forth the domestic and international net revenues of the Sportswear Group:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$403,002	50.9%	$437,275	85.0%	$386,074	84.7%
International (a)	388,632	49.1%	76,964	15.0%	69,527	15.3%
	$791,634	100.0%	$514,239	100.0%	$455,601	100.0%

(a)	As a result of the CKJEA Acquisition, net revenues for Fiscal 2006 included $314.2 million attributable to CKJEA operations in Europe and Asia. As a result of this expansion of its foreign operations, the Company has become more susceptible to the effects of fluctuations in foreign currencies.

Intimate Apparel Group

The Intimate Apparel Group designs, manufactures, sources and markets upper moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear. Net revenues of the Intimate Apparel Group accounted for approximately 35.4% of the Company’s net revenues in Fiscal 2006.

The Intimate Apparel Group targets a broad range of consumers and provides products across a wide range of price points. The Company’s design team strives to design products of a price, quality, fashion and style that meet its customers’ demands.

The following table sets forth the Intimate Apparel Group’s brand names and the apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Calvin Klein Underwear	Better to premium	Women’s intimate apparel and sleepwear and men’s underwear and loungewear
Warner’s	Moderate to better	Women’s intimate apparel
Olga	Upper moderate to better	Women’s intimate apparel
Body Nancy Ganz/Bodyslimmers	Better to premium	Women’s intimate apparel
Lejaby/Rasurel	Premium	Women’s intimate apparel and swimwear

The Calvin Klein Underwear women’s lines consist primarily of women’s underwear, bras, panties, daywear, loungewear and sleepwear. The Calvin Klein men’s lines consist primarily of men’s underwear, briefs, boxers, T-shirts, loungewear and sleepwear. According to The NPD Group (‘‘NPD’’), a market research firm, Calvin Klein men’s underwear was the number two selling brand of men’s underwear in Fiscal 2006 and Fiscal 2005 in U.S. department stores participating in the surveys.

The Warner’s, Olga and Lejaby lines consist primarily of bras, panties and daywear. The Body Nancy Ganz/Bodyslimmers line is primarily a shapewear line. The Rasurel line consists primarily of women’s swimwear sold in Europe.

The Company’s Intimate Apparel brands are distributed primarily through department stores, independent retailers, chain stores, membership clubs, Company operated retail stores, shop-in-shop/concession locations, stores operated under retail licenses or distributor agreements, the Company’s ‘‘CKU.com’’ internet website and, to a lesser extent, specialty stores. In addition, the Company uses its design, manufacturing and sourcing expertise to produce private label intimate apparel for customers that may not carry the Company’s branded products.

The following table sets forth the Intimate Apparel Group’s principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores Carson’s/Bon-Ton	Warner’s, Olga Christina, Body Nancy Ganz, Lejaby and Calvin Klein Underwear
Independent Retailers	Nordstrom, Dillard’s, Neiman Marcus and Belk	Warner’s, Olga and Calvin Klein Underwear
Chain Stores	Kohl’s, Sears and Mervyns	Warner’s, Olga, Body Nancy Ganz and private label
Membership Clubs	Costco and Sam’s Club	Warner’s, Olga, Bodyslimmers and Calvin Klein Underwear
Canada	Hudson Bay Company, Zellers, Sears and Wal-Mart Costco	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers, Calvin Klein Underwear and Lejaby Calvin Klein Underwear
Central and South America	Liverpool, Palacio de Hierro, Suburbia and Sears Sam’s Clubs Costco	Warner’s, Olga, Body Nancy Ganz/Bodyslimmers and Calvin Klein Underwear Warner’s Calvin Klein Underwear
Europe	Harrods, House of Fraser, Galeries Lafayette, Selfridges Debenhams, Au Printemps, Karstadt, Kaufhof and El Corte Ingles	Lejaby, Rasurel and Calvin Klein Underwear
	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear and Lejaby
Asia	Company operated retail stores, shop-in-shop/concession locations and stores under retail licenses or distributor agreements	Calvin Klein Underwear and Lejaby

The Intimate Apparel Group generally markets its product lines for three retail-selling seasons (Spring, Fall and Holiday). Its revenues are generally consistent throughout the year, with 46.7%, 49.4%, and 46.7% of the Intimate Apparel Group’s net revenues recorded in the first halves of Fiscal 2006, 2005, and 2004, respectively.

The Intimate Apparel Group has operations in North America (U.S., Canada and Mexico), Europe (Austria, Belgium, France, Germany, Italy, the Netherlands, Spain, Switzerland and the United Kingdom) and Asia (Hong Kong, Singapore, China and Macau). The following table sets forth the domestic and international net revenues of the Intimate Apparel Group:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$281,480	43.5%	$258,421	44.5%	$267,023	46.6%
International	365,472	56.5%	322,874	55.5%	306,220	53.4%
	$646,952	100.0%	$581,295	100.0%	$573,243	100.0%

In the first quarter of Fiscal 2004, the Company sold its intimate apparel production facilities located in Villanueva, Honduras and San Luis, Mexico. The Company’s Calvin Klein Underwear, Warner’s, Olga and Body Nancy Ganz/Bodyslimmers products (generating approximately 68.4% of the Intimate Apparel Group’s net revenues) are sourced from third parties. Lejaby’s products are produced in the Company’s facilities located in France, with a portion of the manufacturing process subcontracted to third parties located in Tunisia and China. Sourcing from third-party manufacturers allows the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company inspects products manufactured by suppliers to ensure that they meet the Company’s quality and production standards.

Swimwear Group

The Swimwear Group designs, manufactures, sources and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products and licenses its owned brand names to suppliers of apparel and other products in widely diversified channels of distribution. Net revenues of the Swimwear Group accounted for 21.3% of the Company’s net revenues in Fiscal 2006.

The following table sets forth the Swimwear Group’s significant brand names and their apparel price ranges and types:

Brand Name	Price Range	Type of Apparel
Speedo	Better	Men’s and women’s competitive swimwear, competitive and non- competitive swim accessories, men’s swimwear and coordinating T-shirts, women’s fitness swimwear, fashion swimwear and activewear and children’s swimwear
Anne Cole	Better to premium	Women’s swimwear
Cole of California	Upper moderate to better	Women’s swimwear
Catalina	Mass market	Women’s and juniors’ Swimwear
Lifeguard	Upper moderate to better	Men’s and women’s swimwear and related products
Nautica	Upper moderate to better	Women’s swimwear, beachwear and accessories
Calvin Klein	Better to premium	Men’s and women’s swimwear
Ocean Pacific	Moderate	Women’s and juniors’ swimwear
Michael Kors	Better to premium	Women’s swimwear

Brand Name	Price Range	Type of Apparel
Private Label	Moderate	Women’s and juniors’ swimwear

The Company believes that Speedo is the pre-eminent competitive swimwear brand in the world. Innovations by the Swimwear Group and its licensor, SIL, have led and continue to lead the competitive swimwear industry. For example, in March 2004, Speedo introduced a new generation of its Fastskin suit (the ‘‘FS II’’), developed by the Swimwear Group and SIL. Based on data compiled by the Company’s Swimwear Group, the Company believes that over 67% of the total U.S. swimming medal winners at the 2004 Summer Olympic Games in Athens raced in Speedo suits. During the three months ended December 31, 2005 (‘‘Fourth Quarter 2005’’), Speedo introduced the FS IITM Ice speed suit worn by U.S. sledding hopefuls at the 2006 Winter Olympic Games in Torino, Italy. On February 15, 2007, the Company and its licensor, SIL, introduced another generation of the Fastskin suit (the ‘‘FS-PRO’’). Athletes will compete in the Fastskin FS-PROTM at the 12th FINA World Championships in Melbourne, Australia, March 17 – April 1, 2007. Speedo competitive swimwear is primarily distributed through chain stores, sporting goods stores, team dealers, swim specialty shops and the Company’s SpeedoUSA.com internet website. Speedo competitive swimwear accounted for approximately 12.8% of the Swimwear Group’s net revenues in Fiscal 2006.

The Company capitalizes on the competitive Speedo image in marketing its Speedo brand fitness and fashion swimwear by incorporating performance elements in the Company’s more fashion-oriented products. Speedo fitness and fashion swimwear and Speedo swimwear for children are distributed in the U.S., Mexico, Canada and the Caribbean through department and specialty stores, independent retailers, chain stores, sporting goods stores, team dealers, catalog retailers, membership clubs and the Company’s ‘‘SpeedoUSA.com’’ internet website. Speedo fashion swimwear and related products accounted for approximately 24.9% of the Swimwear Group’s net revenues in Fiscal 2006.

Speedo accessories, including swim goggles, water-based fitness products, water toys, electronics and other swim and fitness-related products for adults and children, are primarily distributed through sporting goods stores, chain stores, swim specialty shops, membership clubs and mass merchandisers. Speedo accessories accounted for approximately $63.5 million of net revenues in Fiscal 2006, or approximately 16.3% of the Swimwear Group’s net revenues. Swimwear Group’s net revenues also included $39.0 million (10.0% of the Swimwear Group’s net revenues) from the sale of Speedo footwear products.

The Swimwear Group’s Designer Swimwear business unit designs, sources, manufactures and sells a broad range of fashion swimwear and beachwear for girls, juniors and women. Designer Swimwear products are distributed through multiple channels of distribution in the U.S., Mexico and Canada, including department stores, independent retailers, chain stores, membership clubs, mass merchandisers and swim specialty shops. In addition, the Company uses its design, manufacturing and sourcing expertise to produce private label swimwear at lower price points to customers that generally do not carry the Company’s branded products. Designer Swimwear accounted for approximately 34% of the Swimwear Group’s net revenues in Fiscal 2006.

The following table sets forth the Swimwear Group’s principal distribution channels and customers:

Channels of Distribution	Customers	Brands
United States
Department Stores	Federated Department Stores and Saks Inc.	Speedo swimwear and accessories, Anne Cole, Cole of California, Nautica, Calvin Klein swimwear, Michael Kors and OP
Independent Retailers	Nordstrom, Dillard’s, Neiman Marcus and Belk	Anne Cole, Speedo swimwear, Nautica swimwear, Calvin Klein swimwear and OP
Chain Stores	J. C. Penney, Kohl’s and Sears	Speedo swimwear and accessories, Designer and private label
Membership Clubs	Costco and Sam’s Club	Speedo swimwear, active apparel and accessories
Mass Merchandisers	Wal-Mart and Target	Catalina (wholesale basis), private label and Speedo accessories
Other	Military, Victoria’s Secret Catalog and The Sports Authority	Speedo swimwear and accessories, Lifeguard, Anne Cole, Nautica, private label and OP
Canada	Hudson Bay Company and Sears Costco and Sam’s Clubs	Speedo swimwear and accessories, Nautica and Anne Cole Speedo swimwear and accessories
Central and South America	Liverpool, Palacio De Hierro, Marti, and Wal-Mart	Speedo swimwear and accessories, Nautica, Anne Cole and Catalina
	Costco	Speedo swimwear and accessories
Europe	EL Corte Ingles, House of Fraiser, La Rinascente and Company-owned stores/stores operated under distributor agreements	Calvin Klein swimwear

The Swimwear Group generally markets its products for three retail selling seasons (Cruise, Spring and Summer). New styles, fabrics and colors are introduced based upon consumer preferences and market trends and coincide with the appropriate selling season. The swimwear business is seasonal. Approximately 67.1%, 68.9% and 70.8% of the Swimwear Group’s net revenues were recorded in the first halves of Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

The Swimwear Group has operations in the U.S., Mexico, Canada and Europe. The Swimwear Group’s products are manufactured in both the Company’s facilities in Mexico and Canada and sourced from third-party contractors primarily in the U.S., Mexico, Europe and Asia.

The following table sets forth the domestic and international net revenues of the Swimwear Group:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Net Revenues	% of Total	Net Revenues	% of Total	Net Revenues	% of Total
	(in thousands of dollars)
Net revenues:
United States	$354,330	91.1%	$351,694	92.5%	$359,010	95.1%
International	34,570	8.9%	28,507	7.5%	18,554	4.9%
	$388,900	100.0%	$380,201	100.0%	$377,564	100.0%

Customers

The Company’s products are widely distributed to department and specialty stores, independent retailers, chain stores, membership clubs and mass merchandise stores in North America, Asia and Europe. No customer accounted for more than 10% of the Company’s net revenues in Fiscal 2006. One customer, Federated Department Stores, accounted for approximately 11.4% of the Company’s net revenues in Fiscal 2005. No other customer accounted for more than 10% of the Company’s net revenues in Fiscal 2005. No one customer accounted for more than 10% of the Company’s net revenues in Fiscal 2004.

The Company offers a diversified portfolio of brands across virtually all distribution channels to a wide range of customers. The Company utilizes focus groups, market research and in-house and licensor design staffs to align its brands with the preferences of consumers. The Company believes that this strategy reduces its reliance on any single distribution channel and allows it to market products with designs and features that appeal to a wide range of consumers at varying price points. As of December 30, 2006, the Company operated: (i) 643 Calvin Klein retail stores worldwide (consisting of 106 free-standing stores (including one on-line store) and 537 shop-in-shop/concession stores); (ii) 79 Lejaby retail stores (consisting of two free-standing stores and 77 shop-in-shop stores); and (iii) one Speedo on-line store. As of December 30, 2006, there were also 147 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

Advertising, Marketing, and Promotion

The Company devotes significant resources to advertising and promoting its various brands to increase awareness of its products with retail consumers and, consequently, to increase consumer demand.

Total advertising, marketing and promotion expense (including cooperative advertising programs) was $99.9 million, or 5.5% of net revenues, in Fiscal 2006 compared with $80.2 million, or 5.4% of net revenues, in Fiscal 2005 and $81.7 million, or 5.8% of net revenues, in Fiscal 2004. The Company focuses its advertising and promotional spending on brand and/or product-specific advertising, primarily through point of sale product displays, visuals and individual in-store promotions. Certain of the Company’s brands also advertise in national print publications. In addition, the Swimwear Group sponsors a number of world-class swimmers, divers, volleyball players, winter sports athletes and triathletes who wear its products in competition and participate in various promotional activities on behalf of the Speedo brand.

The Company participates in cooperative advertising programs with many of its customers, reimbursing customers for a portion of the cost incurred by the customer in placing advertisements featuring its products. Cooperative advertising expenses included in advertising, marketing and promotion expenses (as mentioned above) were $19.8 million, $16.4 million and $18.7 million for Fiscal 2006, 2005 and 2004, respectively, representing 1.1%, 1.1% and 1.3% of net revenues for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

The Company’s licenses for the Calvin Klein, Chaps, Nautica and Michael Kors trademarks include provisions requiring the Company to spend a specified percentage (ranging from 1% to 3%) of revenues on advertising and promotion related to the licensed products. The Company also benefits from general advertising campaigns conducted by its licensors. Though some of these advertising campaigns do not focus specifically on the Company’s licensed products and often include the products of other licensees in addition to its own, the Company believes it benefits from the general brand recognition that these campaigns generate.

Sales

The Company’s wholesale customers are served by sales representatives who are generally assigned to specific brands and products. The Company also employs sales coordinators who assist its customers in presenting its products effectively and in educating consumers about its various products. In addition, the Company has customer service departments for each business unit that assist the Company’s sales representatives and customers in tracking goods available for sale, determining order and shipping lead times and tracking the status of open orders.

The Company utilizes Electronic Data Interchange programs (‘‘EDI’’) wherever possible, which permit it to receive purchase orders electronically from customers and, in some cases, to transmit invoices electronically to customers. EDI helps the Company ensure that its customers receive its products in a timely and efficient manner.

Distribution

As of December 30, 2006, the Company distributed its products to its wholesale customers and retail stores from various primary distribution facilities and distribution contractors located in the U.S. (four facilities), Mexico (two facilities), Canada (one facility), China (one facility), France (one facility), Hong Kong (three facilities), Italy (two facilities), Korea (two facilities), Australia (one facility) and the Netherlands (one facility). The Company acquired 100% control of the management of the Netherlands facility on December 31, 2004, which facility had previously been managed through a joint venture. Several of the Company’s facilities are shared by more than one of its business units and/or operating segments. During Fiscal 2004, the Company completed the process of consolidating its two Canadian distribution operations into one facility. The Company owns one, leases eleven and uses third-party services for six of its distribution facilities.

Raw Materials and Sourcing

The Company’s products are comprised of raw materials which consist principally of cotton, wool, silk, synthetic and cotton-synthetic blends of fabrics and yarns. Raw materials are generally available from multiple sources. Neither the Company, nor, to the Company’s knowledge, any of its third-party contractors, have experienced any significant shortage of raw materials.

Substantially all of the Company’s products sold in the U.S. are imported and are subject to federal customs laws. See ‘‘—Government Regulations.’’    The Company seeks to maintain a balanced portfolio of sourcing countries and factories worldwide to ensure continuity in supply of product. Quotas are monitored closely and contingencies activated when necessary.

Pursuant to its strategy of shifting from a manufacturing to a sourcing based production model, the Company hired a President—Global Sourcing in April 2005. During the first half of Fiscal 2005, the Company acquired a business located in Asia that had provided sourcing and buying services to the Company. The total purchase price for this acquisition was approximately $2.0 million. In addition, during the first half of Fiscal 2006, the Company acquired an additional component of this business for a total purchase price of approximately $1.0 million.

Trademarks and Licensing Agreements

The Company owns and licenses a portfolio of highly recognized brand names. Most of the trademarks used by the Company are either owned, licensed in perpetuity or, in the case of Calvin Klein Jeans, licensed for terms extending through 2044 (in the U.S.) and 2046 (in Europe and Asia).

The Company’s Core Brands (as defined below) have been established in their respective markets for extended periods and have attained a high level of consumer awareness. The Speedo brand has been in existence for 79 years, and the Company believes Speedo is the dominant competitive swimwear brand in the U.S. The Warner’s and Olga brands have been in existence for 134 and 67 years, respectively; Lejaby has been in existence for more than 50 years; and Calvin Klein and Chaps have each been in existence for more than 25 years. According to NPD, Warner’s and Calvin Klein were two of the top ten selling intimate apparel brands in U.S. department stores participating in the survey in Fiscal 2006.

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

Although the specific terms of each of the Company’s license agreements vary, generally the agreements provide for minimum royalty payments and/or royalty payments based on a percentage of net sales. The license agreements generally also grant the licensor the right to approve any designs marketed by the Company.

The Company has license agreements in perpetuity with SIL which permit the Company to design, manufacture and market certain men’s, women’s and children’s apparel, including swimwear, sportswear and a wide variety of other products, using the Speedo trademark and certain other trademarks. The Company’s license to use Speedo and other trademarks was granted in perpetuity subject to certain conditions and is exclusive in the U.S. and its territories and possessions, Canada, Mexico and the Caribbean. The license agreements provide for minimum royalty payments to be credited against future royalty payments based on a percentage of net sales. The license agreements may be terminated with respect to a particular territory in the event the Company does not pay royalties or abandons the trademark in such territory. Moreover, the license agreements may be terminated in the event the Company manufactures, or is controlled by a company that manufactures, racing/competitive swimwear, swimwear caps or swimwear accessories under a different trademark, as specifically defined in the license agreements. The Company generally may sublicense the Speedo trademark within the geographic regions covered by the licenses. SIL retains the right to use or license the Speedo trademark in other jurisdictions and actively uses or licenses the Speedo trademark throughout the world outside of the Company’s licensed territory.

The Company has an exclusive worldwide license agreement with Anne Cole and Anne Cole Design Studio Ltd. Under the license agreement, the Company has the right to use, in perpetuity, the Anne Cole trademark for women’s swimwear, activewear and beachwear and children’s swimwear, subject to certain terms and conditions. Under the license agreement, the Company is required to pay certain minimum guaranteed annual royalties, to be credited against earned royalties, based on a percentage of net sales. Anne Cole and Anne Cole Design Studio Ltd. have the right to approve products bearing the licensed trademark, as set forth in the license agreement.

The Company has a license to develop, manufacture and market designer jeanswear products under the Calvin Klein trademark in North, South and Central America. In July 2004, the Company acquired the license to open retail stores to sell jeanswear and ancillary products bearing the Calvin Klein marks in Central and South America. In addition, in connection with the CKJEA Acquisition, the Company expanded the territory covered by the retail stores license to include Mexico and Canada. The initial term of these licenses expire on December 31, 2034 and are extendable by the Company for a further ten-year term expiring on December 31, 2044 if the Company achieves certain sales targets in the U.S., Mexico and Canada. The Company had an exclusive worldwide license agreement with Calvin Klein, Inc. to distribute Calvin Klein men’s accessories, which expired on June 30, 2004. The Company had extended this license agreement through December 31, 2005 for Western Europe only. In January 2006, the Company acquired certain Calvin Klein accessories licenses as part of the CKJEA Acquisition (as discussed below and in ‘‘—Acquisitions and Discontinued Operations—CKJEA Acquisition’’).

The Company also has a license to develop, manufacture and market women’s and juniors’ swimwear under the Calvin Klein and CK Calvin Klein trademarks in the approved forms as designated by the licensor worldwide and men’s swimwear under the Calvin Klein mark in the form designated by the licensor in Europe (countries constituting European Union at May 1, 2004), Norway, Switzerland, United Arab Emirates, Saudi Arabia, Kuwait, Lebanon, Jordan, the West Bank, Egypt, Israel and Russia. The initial terms of these licenses expire on December 31, 2009 and are extendable by the Company for a further 5-year term expiring on December 31, 2014 if the Company achieves certain sales targets. In May 2005, the Company acquired from the former licensee (with the consent of the licensor) the right to develop, manufacture and market women’s and juniors’ swimwear under the Calvin Klein and CK Calvin Klein trademarks in the approved forms as designated by the licensor in the U.S., Mexico and Canada.

In January 2006, the Company acquired the companies that operate the license and related wholesale and retail businesses of Calvin Klein Jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘—Acquisitions and Discontinued Operations—CKJEA Acquisition.’’ In connection with the acquisition, the Company acquired various exclusive license agreements and entered into amendments to certain of its existing license agreements with Calvin Klein, Inc. (in its capacity as licensor). Under these agreements the Company has licenses to develop, manufacture, distribute and market, and to open retail stores to sell, ‘‘bridge’’ apparel and accessories under the CK/Calvin Klein trademark and service mark in Europe (countries constituting European Union at May 1, 2004), Norway, Switzerland, Monte Carlo, Vatican City, Liechtenstein, Iceland and parts of Eastern Europe, Russia, the Middle East and Africa. These licenses extend through December 31, 2046, provided the Company achieves certain minimum sales targets.

In connection with the CKJEA Acquisition, the Company acquired the licenses to develop, manufacture, distribute and market, and to open retail stores to sell, jeans apparel and accessories under the Calvin Klein and/or CK/Calvin Klein trademark and service mark in the forms of the logos Calvin Klein Jeans and/or CK/Calvin Klein Jeans in Japan, China, South Korea and ‘‘Rest of Asia’’ (Hong Kong, Thailand, Australia, New Zealand, Philippines, Taiwan, Singapore, Malaysia, Indonesia, New Guinea, Vietnam, Cambodia, Laos, Myanmar, Macau and the Federated State of Micronesia) and parts of Western Europe, the Middle East, Egypt, Eastern Europe and Southern Africa. These licenses also extend through December 31, 2046, provided the Company achieves certain minimum sales targets.

All of the Calvin Klein trademarks (including all variations and formatives thereof) for all products and services are owned by the Calvin Klein Trademark Trust. The trust is co-owned by Calvin Klein, Inc. and the Company. The Class B and C Series Estates of the trust correspond to the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel and sleepwear and are owned by the Company. Accordingly, as owner of the Class B and C Estate Shares of the trust corresponding to these product categories, the Company is the beneficial owner of the Calvin Klein trademarks for men’s, women’s and children’s underwear, intimate apparel, loungewear and sleepwear throughout the entire world.

The Company has the exclusive right to use the Chaps trademark for men’s sportswear, jeanswear, activewear, sports shirts and swimwear in the U.S. and its territories and possessions, including Puerto Rico, Mexico and Canada and has rights of first refusal with respect to Europe. The license extends through December 31, 2008, subject to the Company’s right to renew for two additional five-year terms beyond the expiration date up to and including December 31, 2018, provided that the Company has achieved certain levels of minimum earned royalties.

In March 2003, the Company entered into an exclusive license agreement to manufacture, distribute and sell Nautica women’s swimwear and related products in the U.S., Canada, Mexico and the Caribbean Islands for an initial term of four years. The license agreement may be renewed at the Company’s option for two additional years to June 30, 2009 if it achieves certain sales targets. In February 2006, the Nautica license agreement was amended to expand the licensed territories with respect to certain product lines.

In July 1995, the Company entered into a license agreement with Lifeguard Licensing Corp. Under the license agreement, the Company has the exclusive right to manufacture, source, sublicense, distribute, promote and advertise Lifeguard® apparel worldwide. In September 2003, the Lifeguard license was amended and extended to add other product categories, namely accessories and sporting equipment. The current term of the license agreement expires on June 30, 2010. The agreement includes four renewal options, each of which permits the Company to extend for an additional five-year term (through June 30, 2030) subject to compliance with certain conditions.

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

As described under ‘‘—Acquisitions and Discontinued Operations—Ocean Pacific’’, on November 6, 2006, the Company sold its OP businesses. Pursuant to the terms of the asset purchase agreement, the Company entered into a license agreement with OP Holdings LLC. Under the license agreement, the Company has the exclusive right (subject to certain exceptions) to design, source, manufacture, promote, distribute and sell juniors’ and women’s swimwear products bearing the Op, Ocean Pacific and Seven2® names and marks. The current term of the license agreement expires on December 31, 2009. The agreement includes two renewal options, each of which permits the Company to extend for an additional three-year term (through December 31, 2015) subject to compliance with certain conditions.

On an ongoing basis, the Company evaluates entering into distribution or license agreements with other companies that would permit those companies to market products under the Company’s trademarks. In evaluating a potential distributor or licensee, the Company generally considers the experience, financial stability, manufacturing performance and marketing ability of the proposed licensee.

Certain of the Company’s license agreements with third parties will expire by their terms over the next several years. There can be no assurance that the Company will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

International Operations

In addition to its operations in the U.S., as of December 30, 2006, the Company had operations in Canada, Central and South America, Europe (Austria, Belgium, Denmark, France, Germany, Italy, the Netherlands, Poland, Portugal, Spain, Switzerland, and the United Kingdom), Asia (Hong Kong, Singapore, China, Taiwan, Korea and Macau) and Australia, which engage in sales, manufacturing and/or marketing activities. International operations generated $788.7 million (including $314.2 million from the CKJEA Business), or 43.2% of net revenues, in Fiscal 2006 compared with $428.3 million, or 29.0% of net revenues, in Fiscal 2005 and $394.3 million, or 28.0% of net revenues, in Fiscal 2004. International operations generated operating income of $105.9 million (including $22.0 million from the CKJEA Business), $71.5 million and $60.9 million (representing 63.1%, 50.2% and 47.9%, respectively, of the operating income generated by the Company’s business groups) in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

The Company has manufacturing facilities in Canada, Mexico and France. As of December 30, 2006, the Company had distribution facilities in Canada, Mexico, France, China, Hong

Kong, the Netherlands, Italy, Australia and Korea. The Swimwear Group operates manufacturing facilities in Mexico pursuant to duty-advantaged (commonly referred to as ‘‘Item 807’’) programs. During Fiscal 2005 and Fiscal 2006, the Company acquired portions of a business located in Asia that had provided sourcing and buying services to the Company.

A portion of the Company’s Warner’s, Olga and Body Nancy Ganz/Bodyslimmers products are currently manufactured by a third-party supplier in Honduras. A loss of production from this supplier could have a short-term adverse effect on the Company’s ability to deliver these products to its customers. The Company has many potential sources of supply and believes a disruption at any one facility would not have a material adverse effect on the Company. The Company maintains insurance policies designed to substantially mitigate the financial effects of disruptions in its sources of supply.

The movement of foreign currency exchange rates affects the Company’s results of operations. For further discussion of certain of the risks involved in the Company’s foreign operations, including foreign currency exposure, see Item 1A. Risk Factors.

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

Government Regulations

The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. The Company’s international businesses are subject to similar regulations in the countries where they operate. The Company believes that it is in compliance in all material respects with all applicable governmental regulations.

The Company’s operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization (‘‘WTO’’). The Company believes that these trade agreements generally benefit the Company’s business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country; however, the elimination of quotas with respect to certain countries could adversely affect the Company as a result of increased competition from such countries. See Item 1A. Risk Factors. In addition, trade agreements can also impose requirements that negatively affect the Company’s business, such as limiting the countries from which it can purchase raw materials and setting quotas on products that may be imported from a particular country. On January 1, 2005, in accordance with its commitments under the WTO, the U.S. discontinued imposing quotas on the import of apparel from WTO members. In response to import surges in key categories and to develop a stable and predictable trading environment, the U.S. and China entered into a three year memorandum of understanding (‘‘MOU’’) in November 2005. The MOU essentially imposes quotas on key apparel categories manufactured in China and exported on or after January 2006 through December 2008. The Company monitors trade-related matters pending with the U.S. government for potential positive or negative effects on its operations.

Employees

As of December 30, 2006, the Company employed 10,287 employees. As of December 30, 2006, approximately 56% of the Company’s employees were represented by labor unions. The Company considers labor relations with its employees to be satisfactory and has not experienced any significant interruption of its operations due to labor disagreements.

The Company monitors all of its owned and contracted factories to ensure their continued human rights and labor compliance and adherence to all applicable laws and the Company’s own business partner manufacturing guidelines.

All of the Company’s contractors are required, by the terms of such contractor’s agreement with the Company, to execute the Company’s business partner manufacturing guidelines. All purchase orders and letters of credit contain similar contractual requirements. Company personnel regularly conduct on-site visits to monitor a contractor’s working environment, compliance with local labor laws and compliance with the Company’s business partner manufacturing guidelines.

In addition, the Company has engaged third-party labor compliance auditing companies to monitor its facilities and those of its contractors. These auditing companies periodically audit all the Company’s foreign and domestic contractors’ payroll records, age certificates, compliance with local labor laws and compliance with the Company’s business partner manufacturing guidelines. These auditing companies also conduct unannounced visits, surveillance and random interviews with contractors, employees and supervisors. In addition, these companies regularly conduct labor compliance training sessions for personnel at the Company’s factories and sourcing operations around the world.

Backlog

The Company’s Swimwear Group had unfilled customer orders (consisting of both confirmed and unconfirmed orders) of approximately $187.5 million as of December 30, 2006 and $207.7 million as of December 31, 2005. A substantial portion of net revenues of the Company’s other businesses is based on orders for immediate delivery and, therefore, backlog is not necessarily indicative of future net revenues.

Asset Sales

In November 2003, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz® (‘‘ABS’’) business unit. The sale was finalized on January 30, 2004. The sale price was $15.4 million in cash plus the assumption of up to $2.0 million in liabilities. Cash proceeds from the sale, net of related expenses, were $15.2 million.

During the fourth quarter of Fiscal 2003, the Company entered into an agreement to sell its manufacturing operations located in Villanueva, Honduras. The manufacturing operations sold consisted of one cutting center and four sewing facilities. The sale was finalized in January 2004 and, pursuant to the sale agreement, the Company sold certain property and machinery for $0.5 million.

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

During the Fourth Quarter 2006, the Company sold the trademarks and certain other assets of its OP businesses. The sale closed on November 6, 2006. See ‘‘—Acquisitions and Discontinued Operations—Ocean Pacific’’ and Note 2 of Notes to Consolidated Financial Statements.

Executive Officers of the Registrant

The executive officers of the Company, their age and their position as of February 15, 2007 are set forth below:

Name	Age	Position
Joseph R. Gromek	60	Director, President and Chief Executive Officer
Lawrence R. Rutkowski	48	Executive Vice President and Chief Financial Officer
Helen McCluskey	51	President—Intimate Apparel Group
Frank Tworecke	60	President—Sportswear Group
Dwight Meyer	54	President—Global Sourcing
Stanley P. Silverstein	54	Executive Vice President—International Strategy and Business Development
Jay A. Galluzzo	32	Senior Vice President, General Counsel and Secretary
Elizabeth Wood	45	Senior Vice President—Human Resources

Mr. Gromek has served as the Company’s President and Chief Executive Officer since April 2003, at which time he was also elected to the Board of Directors. From 1996 to January 2002, Mr. Gromek served as President and Chief Executive Officer of Brooks Brothers, Inc. From January 2002 until he joined the Company in April 2003, Mr. Gromek worked as an independent consultant. Over the last 25 years, Mr. Gromek has held senior management positions with Saks Fifth Avenue, Limited Brands, Inc. and AnnTaylor Stores Corporation. Mr. Gromek is the Chairman of the Board of Directors of Volunteers of America and a member of the Board of Governors of the Parsons School of Design.

Mr. Rutkowski currently serves as the Company’s Executive Vice President and Chief Financial Officer. From September 2003 until March 2005, Mr. Rutkowski served as the Company’s Senior Vice President and Chief Financial Officer. From December 1999 to June 2003, he served as Executive Vice President and Chief Financial Officer at Primedia, Inc., a targeted media company. From November 1993 to December 1999, he served at National Broadcasting Company/General Electric as Senior Vice President and Chief Financial Officer Strategic Business Development and Controller of Corporate Finance. Previously, Mr. Rutkowski held a senior management position at Walt Disney Studios.

Ms. McCluskey joined the Company as Group President—Intimate Apparel in July 2004. Prior to joining the Company, Ms. McCluskey served as Group President of the Moderate Women’s Sportswear division of Liz Claiborne Corporation, a designer and marketer of branded apparel, accessories and fragrance products, from August 2001 to June 2004. Previously, she spent 18 years at Sara Lee Corporation, a manufacturer and marketer of brand-name products, where she held executive positions in marketing, operations and general management, including President of Playtex Apparel from 1999 to 2001.

Mr. Tworecke joined the Company as Group President—Sportswear in May 2004. From 1999 to April 2004 Mr. Tworecke served as President and Chief Operating Officer of Bon-Ton Stores, a department store operator. Previously, he was President and Chief Operating Officer of Jos. A. Bank. Mr. Tworecke has also held senior management positions with other specialty and department store retailers including MGR, Inc., Rich’s Lazarus Goldsmith (now known as the Macy’s Central division of Federated Department Stores), and John Wanamaker.

Mr. Meyer joined the Company as President, Global Sourcing, in April 2005 and is responsible for all aspects of the Company’s worldwide sourcing operations. Mr. Meyer served as Executive Vice President of Global Sourcing of AnnTaylor Stores Corporation, a specialty clothing retailer of women’s apparel, shoes and accessories, from 1996 until April 2005. Previously, he served as President and Chief Operating Officer of C.A.T. (a joint venture between AnnTaylor Stores Corporation and Cygne Design) and Vice President, Sourcing for the Abercrombie & Fitch division of M.A.S.T. Industries.

Mr. Silverstein currently serves as the Company’s Executive Vice President—International Strategy and Business Development. From March 2005 until January 2006, Mr. Silverstein served as the Company’s Executive Vice President—Corporate Development. From March 2003 to March 2005, Mr. Silverstein served as the Company’s Senior Vice President—Corporate Development and served as the Company’s Chief Administrative Officer from December 2001 until January 2006. Mr. Silverstein served as the Company’s Vice President and General Counsel from December 1990 until February 2003 and as its Secretary from January 1987 until May 2003. In May 2004, Mr. Silverstein, without admitting or denying the findings, entered into a settlement with the Securities and Exchange Commission (‘‘SEC’’) pursuant to which the SEC found that Mr. Silverstein had willfully aided and abetted and caused certain violations by the Company of the federal securities laws and issued an administrative order requiring that Mr. Silverstein cease and desist from causing any violations and any future violations of such laws. The order, which did not impose any fines or monetary penalties on Mr. Silverstein, censured him pursuant to the SEC’s Rules of Practice and required that he disgorge certain incentive compensation for 1998, with interest. In addition, the order provided that until May 11, 2006, Mr. Silverstein not sign documents to be filed with the SEC by or on behalf of the Company or participate in or be responsible for the preparation or review of such filings, except under limited circumstances.

Mr. Galluzzo currently serves as the Company’s Senior Vice President, General Counsel and Secretary. From March 2003 to March 2005, Mr. Galluzzo served as the Company’s Vice President and General Counsel and has served as the Company’s Secretary since May 2003. Mr. Galluzzo was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from October 2000 to March 2003.

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

On January 17, 2006, the Company announced the resignation of Roger A. Williams as Group President—Swimwear. The Company is currently engaged in a search for a new Group President— Swimwear.

Proceedings Under Chapter 11 of the Bankruptcy Code

On June 11, 2001, the Company and certain of its subsidiaries (each a ‘‘Debtor’’ and, collectively, the ‘‘Debtors’’) each filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. §§101-1330, as amended (the ‘‘Bankruptcy Code’’), in the United States Bankruptcy Court for the Southern District of New York (the ‘‘Bankruptcy Court’’) (collectively, the ‘‘Chapter 11 Cases’’). Warnaco, 36 of its 37 U.S. subsidiaries and one of the Company’s Canadian subsidiaries, Warnaco of Canada Company, were Debtors in the Chapter 11 Cases. The remainder of the Company’s foreign subsidiaries were not Debtors in the Chapter 11 Cases, nor were they subject to foreign bankruptcy or insolvency proceedings.

On November 9, 2002, the Debtors filed the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of the Bankruptcy Code (the ‘‘Reorganization Plan’’). On January 16, 2003, the Bankruptcy Court entered (i) its Findings of Fact to and Conclusions of Law Re: Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and (ii) an Order and Judgment Confirming The First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and Its Affiliated Debtors and Debtors-In-Possession Under Chapter 11 of Title 11 of the United States Code, dated November 8, 2002, and Granting Related Relief (the ‘‘Confirmation Order’’). In accordance with the provisions of the Reorganization Plan and the Confirmation Order, the Reorganization Plan became effective on February 4, 2003 (the ‘‘Effective Date’’).

Website Access to Reports

The Company’s internet website is http://www.warnaco.com. The Company makes available free of charge on its website (under the heading ‘‘SEC Filings’’) its SEC filings, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s website address is provided as an inactive textual reference only. The information provided on the Company’s website is not part of this Annual Report on Form 10-K, and is not incorporated by reference.

Additional information required by Item 1 of Part I is incorporated by reference to Note 5 of Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors

In this Item 1A, the terms ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to The Warnaco Group, Inc. and its consolidated subsidiaries.

Our business, operations and financial condition are subject to various risks and uncertainties. The most significant of these risks include those described below; however, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and, among other things, the trading price of our common stock, par value $0.01 per share (‘‘Common Stock’’) could decline. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that we file from time to time with the SEC.

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

In addition, although we monitor the third-party facilities that source certain of our products to ensure their continued human rights and labor compliance and adherence to all applicable laws and our own business partner manufacturing guidelines, we do not control these independent manufacturers. Accordingly, vendors may violate labor or other laws, or fail to adhere to our business partner manufacturing guidelines, including by engaging in business or labor practices that would generally be regarded as unethical in the U.S. In such case, our reputation may be damaged, our supply of sourced goods may be interrupted and we may terminate our relationship with such vendors, any of which could have an adverse effect on our business.

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers’ commitment to our products and our ability to satisfy and maintain our customers.

Net revenues from our ten largest customers represented approximately 58.7% and 50.0% of our worldwide net revenues during Fiscal 2006 and Fiscal 2005, respectively. One customer, Federated Department Stores, Inc., accounted for 11.4% of our Fiscal 2005 net revenues. No one customer accounted for 10.0% or more of our Fiscal 2006 net revenues.

We do not have long-term contracts with any of our customers. Sales to customers are generally on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experiences a significant downturn in its business, or fails to remain committed to our programs or brands, the customer may reduce or discontinue purchases from us. The loss of a major customer or a reduction in the amount of our products purchased by our major customers could have an adverse effect on our results of operations.

During the past several years, various retailers, including some of our customers, have experienced significant changes and difficulties, including consolidation of ownership, restructurings, bankruptcies and liquidations. Consolidation of retailers or other events that eliminate our customers could result in fewer stores selling our products and could increase our reliance on a smaller group of customers. In addition, if our retailer customers experience significant problems in the future, including as a result of general weakness in the retail environment, our sales may be reduced and the risk of extending credit to these retailers may increase. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer. These or other events related to our significant customers could have an adverse effect on our business, results of operations or financial condition.

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

As of December 30, 2006, approximately 62.8% of our revenues were derived from sales of products which we design, manufacture, source and/or market pursuant to license agreements with third parties. The success of this portion of our business requires us to maintain favorable relationships with our licensors; deterioration in these relationships could impair our ability to market our brands and distribute our products.

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

The success of our business depends on the reputation and value of our owned and licensed brand names. The value of our brands could be diminished by actions taken by licensors or others who have interests in the brands for other products and/or territories. Because we cannot control the quality of other products produced and sold under such licensed brand names, if such products are of poor quality, the value of the brand name could be damaged, which could have an adverse effect on our sales. In addition, some of the brand names licensed to us reflect the names of living individuals, whose actions are outside our control. If the reputation of one of these individuals is significantly harmed, our products bearing such individual’s name may fall into disfavor, which could adversely affect our business. In addition, we may from time to time license our owned and licensed brand names to third parties. The actions of these licensees may diminish the reputation of the licensed brand, which could adversely affect our business.

The Calvin Klein brand name is significant to our business, in particular as a result of the CKJEA Acquisition (see ‘‘Business—Acquisitions and Discontinued Operations—CKJEA Acquisition’’). Sales of a substantial portion of our products are in large part tied to the success of the Calvin Klein brand name. In the event that consumer demand in the U.S. or overseas for the Calvin Klein brand declines, including as a result of changing fashion trends or an adverse change in the perception of the Calvin Klein brand image, our businesses which rely on the Calvin Klein brand name, including the businesses acquired in the CKJEA Acquisition, would be significantly harmed.

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

Our foreign operations subject us to risks customarily associated with foreign operations. As of December 30, 2006, we sold our products throughout the world and had warehousing and distribution facilities in nine countries. In addition, in January 2006, we acquired additional operations in Europe and Asia pursuant to the CKJEA Acquisition. See ‘‘Business—Acquisitions and Discontinued Operations—CKJEA Acquisition.’’ We also source many of our products from third-party vendors based in foreign countries. For Fiscal 2006, we had net revenues outside of the U.S. of $788.7 million, representing 43.2% of our total net revenues, with the majority of these sales in Canada and Europe. We are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

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

As of December 30, 2006, we had total debt of approximately $441.2 million. In connection with the CKJEA Acquisition (see ‘‘Business—Acquisitions and Discontinued Operations—CKJEA Acquisition’’), we borrowed $180.0 million under a term loan under the Amended and Restated Credit Agreement and assumed approximately $45.0 million of indebtedness of the acquired companies. Our ability to service our indebtedness using cash flows from operations is dependent on our financial and operating performance, which is subject to prevailing economic and competitive industry conditions and to certain other factors beyond our control, including the factors described in this Item 1A. In the event that we are unable to satisfy our debt obligations as they come due, we may be forced to refinance our indebtedness, and there can be no assurance that we will be able to refinance our indebtedness on terms favorable to us, or at all. Our debt service obligations may also limit cash flow available for our operations and adversely affect our ability to obtain additional financing, if necessary. In addition, certain of the indebtedness under our Amended and Restated Credit Agreement, our Foreign Credit Facility and the indebtedness we assumed in the CKJEA Acquisition is subject to floating interest rates; accordingly, our results of operations may be adversely affected if market interest rates increase.

The terms of the agreements governing our indebtedness may also limit our operating and financial flexibility. The indenture governing the Company’s 8 7/8% Senior Notes due 2013 (‘‘Senior Notes’’) and the Amended and Restated Credit Agreement each contain a number of significant restrictions and other covenants, including financial covenants, with which we must comply. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements.’’ In addition, in the event that we are unable to comply with these restrictions and other covenants and are not able to obtain waivers from our lenders, we would be in default under these agreements and, among other things, our debt may be accelerated by our lenders. In such case, we may not be able to repay our debt or borrow sufficient funds to refinance it on commercially reasonable terms, or terms that are acceptable to us, which could have an adverse effect on our financial condition.

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

We have experienced difficulties in connection with the implementation of our new systems infrastructure. Additional difficulties could increase our costs and impair the operation of our business.

During Fiscal 2006, we implemented a new systems infrastructure (an enterprise-wide software platform encompassing finance, sales and distribution and materials management) in our Swimwear Group and in certain corporate shared services departments. As a result of certain problems encountered in the implementation, certain deliveries of swimwear products to customers were delayed, and errors were made in customer invoicing and the recording of inventory consumption and cost of goods sold transactions. In addition, the failures of the Swimwear Group’s controls to detect these errors were found to constitute material weaknesses in our internal control over financial reporting. These material weaknesses had been remediated by December 30, 2006 (see Item 9A. Controls and Procedures).

Although we believe that the difficulties described above have been addressed (the material weaknesses related to the new systems infrastructure had been remediated by December 30, 2006 (see Item 9A. Controls and Procedures)), the continuing implementation and maintenance of the new systems infrastructure could result in unanticipated costs or expenditures which could adversely affect our results of operations. The failure to smoothly and successfully complete the implementation of the new systems infrastructure in our business operations or difficulties that we may experience in operating our business under the new systems infrastructure could disrupt our operations, including our ability to timely ship or track orders from customers, project our inventory requirements, accurately and timely record inventory transactions, manage our supply chain and otherwise adequately service our customers, which could have an adverse effect on our business and results of operations.

Fluctuations in the valuation of our pension plan’s investments can have an adverse effect on our financial condition and results of operations.

We maintain, among other plans, a defined benefit pension plan for our U.S. employees, which provides for specified payments after retirement. Under our direction, our U.S. pension plan invests in a variety of assets including marketable equity and debt securities, mutual funds and pooled investment accounts and limited partnerships. The value of these pension plan investments may fluctuate due to, among other things, changing economic conditions, interest rates and investment returns, and we cannot predict with certainty the value that any individual asset or investment will have in the future. Decreases in the value of U.S. pension plan investments can have a significant effect on our results of operations in the fourth quarter of each fiscal year because they increase our pension expense and our unfunded pension liability. Moreover, as a result of such decreases, we may be required to make larger cash contributions to the U.S. pension plan in the future, which could limit us from making investments in our business, reduce cash available to fund operations or service our indebtedness, or otherwise be detrimental to our results of operations and financial condition.

Businesses that we may acquire, including the businesses acquired in the CKJEA Acquisition, may fail to perform to expectations. In addition, we may be unable to successfully integrate acquired businesses with our existing business.

From time to time, we evaluate potential acquisition opportunities to support and strengthen our business. On January 31, 2006, we acquired the licenses and related wholesale and retail business of Calvin Klein Jeans and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe. See ‘‘Business—Acquisitions and Discontinued Operations.’’

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

In addition, the integration of newly acquired businesses and products may be expensive and time-consuming and may not be entirely successful. The success of integrating acquired businesses is dependent on our ability to, among other things, merge operational and financial systems, retain customers of acquired businesses, realize cost reduction synergies and retain key management and other personnel of the acquired companies. Integration of the international Calvin Klein businesses which were acquired in Fiscal 2006 (which represents our most significant acquisition since our emergence from bankruptcy) may also place additional pressures on our systems of internal control over financial reporting. If we are unable to successfully integrate newly acquired businesses or if acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.

We have a history of restated financial statements and insufficient disclosure controls and procedures and internal control over financial reporting, the recurrence of which could impair our ability to provide timely and reliable financial information in the future and have a negative effect on our business and stock price.

We have in the past identified material weaknesses in our internal control over financial reporting and, as a result of such material weaknesses, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective. We have also previously been required to restate our financial statements (including restatements required in connection with the identified material weaknesses). Although we have, in each case, taken actions that we believe have effectively remediated the material weaknesses identified, and our management has concluded (and our independent auditors have issued a report on management’s assessment) that our internal control was effective as of December 30, 2006, there can be no assurance that in the future we will not suffer from ineffective disclosure controls and procedures or internal control over financial reporting, which would impair our ability to provide reliable and timely financial reports. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports, or if we are required to restate our financial statements, our business may be harmed, including as a result of adverse publicity, litigation, SEC proceedings, exchange delisting or consequences under (or the need for waivers of) our debt covenants. Failures in internal control and restated financial statements may also cause investors to lose confidence in our financial reporting process, which could have a negative effect on the price of our Common Stock.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company’s principal executive offices are located at 501 Seventh Avenue, New York, New York, which the Company leases pursuant to a 13-year lease that commenced in May 2003 (expiring August 2016). In addition to the Company’s executive offices, the Company leases offices in California and Connecticut pursuant to leases that expire between 2010 and 2013.

As of December 30, 2006, the Company owned or leased four primary domestic distribution and warehousing facilities located in California and Pennsylvania. In addition, the Company owned or leased fourteen international manufacturing, warehousing and distribution facilities in Canada (two), France (four), Mexico (four), Hong Kong (one), the Netherlands (one), Italy (one) and Korea (one). Some of the Company’s manufacturing and warehouse facilities are also used for administrative functions. The Company owns one of its domestic facilities and two of its international facilities. The owned domestic facility is subject to liens in favor of the lenders under the Amended and Restated Credit Agreement. Fourteen of the Company’s facilities are leased with terms expiring between 2007 and 2015, except for certain leases which operate on a month-to-month basis.

The Company leases sales offices in a number of major cities, including Atlanta, Dallas, Los Angeles and New York in the U.S.; Brussels, Belgium; Toronto, Canada; Paris, France; Cologne, Germany; Shanghai, China; Hong Kong; Milan, Italy; Mexico City, Mexico; and Lausanne, Switzerland. The sales office leases expire between 2007 and 2013 and are generally renewable at the Company’s option. As of December 30, 2006, the Company leased 721 retail store sites in the U.S., Canada, Central and South America, Europe, Australia and Asia. Retail leases expire between 2007 and 2025 and are generally renewable at the Company’s option. During Fiscal 2006, the Company finalized the closure of its three Speedo retail outlet stores and recorded, as part of loss from discontinued operations, charges of $0.2 million related to future operating lease commitments and landlord settlements. During Fiscal 2004, the Company finalized the closure of all its leased Speedo Authentic Fitness® retail stores and recorded, as part of loss from discontinued operations, charges of $2.6 million related to future operating lease commitments and landlord settlements, net of estimated sublease rental income.

All of the Company’s production and warehouse facilities are located in appropriately designed buildings, which are kept in good repair. All such facilities have well-maintained equipment and sufficient capacity to handle present and expected future volumes. The Company owns one vacant domestic manufacturing facility that it expects to sell in the first quarter of fiscal 2007. The carrying value of this facility has been reduced to its expected net realizable value.

Item 3.    Legal Proceedings.

SEC Inquiry: On August 8, 2006, the Company announced that it would restate its previously reported financial statements for the Fourth Quarter 2005, Fiscal 2005 and the three months ended April 1, 2006 (‘‘First Quarter 2006’’). The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the First Quarter 2006, and certain immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

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

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the ticker symbol ‘‘WRNC’’ and has been traded on NASDAQ since February 5, 2003 following the Company’s emergence from bankruptcy. The table below sets forth the high and low sales prices of the Common Stock as reported on the NASDAQ Composite Tape from January 2, 2005 through February 16, 2007:

	High	Low
2005
First Quarter	$25.84	$20.05
Second Quarter	$25.58	$19.70
Third Quarter	$25.88	$21.49
Fourth Quarter	$27.53	$19.70
2006
First Quarter	$28.22	$21.69
Second Quarter	$24.16	$17.09
Third Quarter	$21.54	$15.75
Fourth Quarter	$27.21	$18.86
2007
First Quarter (through February 16, 2007)	$28.47	$24.40

As of February 16, 2007, there were 2,056 holders of the Common Stock, based upon the number of holders of record and the number of individual participants in certain security position listings.

The last reported sale price of the Common Stock as reported on the NASDAQ Composite Tape on February 16, 2007 was $27.06 per share. The Amended and Restated Credit Agreement and the indenture governing the Senior Notes place restrictions on the Company’s ability to pay dividends on the Common Stock, and the Company has not paid any dividends on the Common Stock.

Repurchases of Shares

In July 2005, the Company’s Board of Directors authorized the Company to enter into a share repurchase program for the repurchase of up to three million shares of Common Stock. The share repurchase program does not have an expiration date. In order to comply with the terms of applicable debt instruments (which contain certain limitations on share repurchases that may be made in a given period), the Company expects that purchases under the share repurchase program will be made over a period of three years from the date the program was approved. Under this share repurchase program, the Company has repurchased a total of 2,021,085 shares in the open market, of which 811,934 shares were repurchased during the Fourth Quarter 2006. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

In addition to the 811,934 shares repurchased pursuant to the Company’s share repurchase program, an aggregate of 6,741 shares set forth below as repurchased during the Fourth Quarter 2006 reflect the surrender of shares in connection with the vesting of certain restricted stock awarded by the Company to its employees. At the election of an employee, shares having an aggregate value on the vesting date equal to the employee’s withholding tax obligation may be surrendered to the Company in satisfaction thereof.

The following table summarizes repurchases of the Common Stock during the Fourth Quarter 2006:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Number of Shares that May Yet Be Repurchased Under the Announced Plans
October 1, 2006 – October 28, 2006	171	$19.42	—	1,790,849
October 29, 2006 – November 25, 2006	813,531	$25.48	811,934	978,915
November 26, 2006 – December 30, 2006	4,973	$24.50	—	978,915

Item 6.    Selected Financial Data

The Company emerged from bankruptcy on February 4, 2003 and, pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh start accounting. Fresh start accounting principles provide, among other things, that the Company determines the reorganization value of its company and allocates such reorganization value to the fair value of its assets in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations (‘‘SFAS 141’’). The Company engaged an independent third-party appraisal firm to assist it in determining its reorganization value. The reorganization value of the Company as approved by the bankruptcy court was $750.0 million. Using the work of valuation specialists, the Company allocated the reorganization value to the fair value of its tangible assets, finite-lived intangible assets and indefinite lived intangible assets in accordance with the provisions of SFAS 141. The Company’s consolidated balance sheet as of February 4, 2003 and consolidated balance sheets presented for periods thereafter will not be comparable in certain material respects to historical balance sheet data presented within Selected Financial Data in this Annual Report on Form 10-K. The Company’s consolidated statements of operations for periods beginning after February 4, 2003 will not be comparable in certain material respects to the historical consolidated financial statements for prior periods included within Selected Financial Data in this Annual Report on Form 10-K.

The following table sets forth the Company’s selected historical consolidated financial and operating data for Fiscal 2006, Fiscal 2005, Fiscal 2004, the period February 5, 2003 to January 3, 2004, the period January 5, 2003 to February 4, 2003, and Fiscal 2002. All fiscal years for which financial information is set forth below had 52 weeks. The period February 5, 2003 to January 3, 2004 and the period January 5, 2003 to February 4, 2003 had 48 weeks and four weeks, respectively. References to the ‘‘Predecessor’’ refer to the Company prior to February 4, 2003 (the date the Company emerged from bankruptcy). References to the ‘‘Successor’’ refer to the Company on and after February 4, 2003 after giving effect to the implementation of fresh start accounting.

Income from continuing operations excludes the results of the Company’s JLO; Lejaby Rose; Axcelerate Activewear; OP sportswear, men’s swimwear and licensing; and its three Speedo retail outlet store businesses, each of which the Company closed in Fiscal 2006 and the Company’s ABS business unit; Warner’s Europe operations; and Speedo Authentic Fitness retail stores, each of which the Company closed in Fiscal 2004. All of these businesses have been accounted for as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations of these business units are presented separately in the following table.

The information set forth in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor
	Fiscal 2006	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002 (a)
	(Dollars in millions, except per share data)
Statement of operations data:
Net revenues	$1,827.5	$1,475.7	$1,406.4	$1,148.4	$110.1	$1,408.2
Gross profit	692.2	500.9	468.5	348.4	42.9	403.1
Selling, general and administrative expenses	551.1	388.4	368.6	280.6	32.1	373.5
Amortization of intangible assets	10.7	4.0	2.8	4.0	0.1	—
Amortization of sales order backlog	1.6	—	—	11.7	—	0.9
Pension expense (income)	(1.8)	1.6	(6.8)	(6.8)	—	—
Restructuring expense (income)	0.3	(0.5)	5.1	—	—	—
Reorganization expense	—	—	—	(8.7)	29.8	114.5
Operating income (loss)	130.3	107.4	98.7	29.3	19.2	(85.9)
Gain on cancellation of pre-petition indebtedness	—	—	—	—	(1,692.7)	—
Fresh start adjustments	—	—	—	—	(765.7)	—
Other (income) loss	(2.9)	1.0	(2.2)	(3.2)	0.4	(0.1)
Interest expense, net	35.7	18.1	19.8	18.7	1.8	20.0
Income (loss) from continuing operations before cumulative effect of change in accounting principle	73.6	55.5	48.6	52.1	(21.3)	(105.6)
Loss from discontinued operations, net of taxes	(22.9)	(6.0)	(6.1)	423.1	(442.0)	(8.0)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	—	(801.6)
Net income (loss)	50.7	49.5	42.5	22.1	(22.3)	(964.9)
Net income (loss) applicable to Common Stock	50.7	49.5	42.5	22.1	(22.3)	(964.9)
Dividends on Common Stock	—	—	—	—	—	—
Per share data:
Income (loss) from continuing operations before cumulative effect of change in accounting principle
Basic	$1.61	$1.21	$1.07	$1.16	$(0.40)	$(1.99)
Diluted	1.57	1.19	1.05	1.15	(0.40)	(1.99)
Loss from discontinued operations, net of taxes
Basic	(0.50)	(0.13)	(0.13)	(0.67)	(0.02)	(16.22)
Diluted	(0.49)	(0.13)	(0.13)	(0.66)	(0.02)	(16.22)
Cumulative effect of change in accounting principle, net of taxes
Basic	—	—	—	—	—	(15.13)
Diluted	—	—	—	—	—	(15.13)
Net income (loss)
Basic	1.11	1.08	0.94	0.49	(0.42)	(18.21)
Diluted	1.08	1.06	0.92	0.49	(0.42)	(18.21)
Dividends declared	—	—	—	—	—	—
Shares used in computing earnings per share (b)
Basic	45,719,910	45,872,308	45,418,069	45,060,724	52,989,965	52,989,965
Diluted	46,882,399	46,804,053	46,178,535	45,462,560	52,989,965	52,989,965

	Successor				Predecessor
	Fiscal 2006	Fiscal 2005	Fiscal 2004	For the Period February 5, 2003 to January 3, 2004	For the Period January 5, 2003 to February 4, 2003	Fiscal 2002
	(Dollars in millions, except per share data)
Other data:
Cash flows from operating activities	86.7	138.1	50.3	83.6	(24.9)	226.2
Cash flows from investing activities	(187.1)	(36.7)	(45.2)	(18.5)	(0.7)	16.2
Cash flows from financing activities	99.7	(0.1)	0.6	(44.9)	(67.6)	(176.8)
Depreciation and amortization	48.4	31.7	32.5	43.5	4.3	53.2
Capital expenditures	30.2	36.7	31.9	30.1	0.6	20.0
Ratio of earnings to fixed charges (c)	2.6	3.4	3.3	1.8	787.2	n/a
Deficit of earnings to fixed charges (c)	n/a	n/a	n/a	n/a	n/a	104.3

	Successor					Predecessor
	December 30, 2006	December 31, 2005	January 1, 2005	January 3, 2004	February 4, 2003	January 4, 2003
	(Dollars in millions, except per share data)
Balance sheet data:
Working capital	453.9	494.8	434.2	394.3	327.7	461.2 (d)
Total assets	1,681.0	1,220.1	1,153.9	1,091.0	1,126.6	947.9
Liabilities subject to compromise	—	—	—	—	—	2,486.1
Senior Secured Credit Facility	—	—	—	—	39.2	—
Second Lien Notes due 2008	—	—	—	—	200.9	—
8 7/8% Senior Notes due 2013	205.0	210.0	210.0	210.0	—	—
Long-term debt (e)	332.5	210.0	210.8	211.1	202.2	1.3
Stockholders’ equity (deficit)	682.9	629.5	576.9	520.6	503.5	(1,856.1)

(a)	Includes reorganization items related to the Chapter 11 Cases of $116.7 million and the cumulative effect of a change in accounting of $801.6 million, net of income tax benefit of $53.5 million related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’) in Fiscal 2002.

(b)	On February 4, 2003, pursuant to the terms of the Reorganization Plan, the Predecessor’s outstanding common stock was cancelled, and the Successor issued 44,999,973 shares of Common Stock. Due to the cancellation of the Predecessor’s common stock and the issuance of approximately 45 million shares of Common Stock by the Successor in connection with the Company’s emergence from bankruptcy on February 4, 2003, income (loss) per common share for periods beginning after February 4, 2003 will not be comparable to income (loss) per common share for periods before February 4, 2003.

(c)	For the purposes of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges and less capitalized interest. Fixed charges are defined as the sum of interest expense, including the amortization of deferred financing costs, capitalized interest and that portion of rental expense which the Company believes to be representative of an interest factor. The deficit of earnings to fixed charges represents the amount of earnings that would be required to increase the ratio of earnings to fixed charges to 1.00 in those cases where earnings are less than the total fixed charges.

(d)	Does not include liabilities subject to compromise.

(e)	Does not include current maturities of long-term debt. See Note 12 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is subject to certain risks and uncertainties that could cause its future results of operations to differ materially from its historical results of operations and those expected in the future and that could affect the market value of the Company’s Common Stock. Except for the historical information contained herein, this Annual Report on Form 10-K, including the following discussion, contains forward-looking statements that involve risks and uncertainties. See ‘‘Statement Regarding Forward-Looking Disclosure’’ and Item 1A. Risk Factors.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto which are included in this Annual Report on Form 10-K. References to ‘‘Core Brands’’ refer to the Intimate Apparel Group’s Warner’s, Olga and Body Nancy Ganz /Bodyslimmers brand names. References to ‘‘Fashion Brands’’ refer to the Intimate Apparel Group’s private label and the Lejaby brand name. References to ‘‘Designer’’ refer to the Swimwear Group’s fashion brands including Cole of California, Catalina, Anne Cole, Lifeguard, Nautica, Calvin Klein and Michael Kors.

Overview

The Company designs, sources, manufactures, markets, licenses and distributes intimate apparel, sportswear and swimwear worldwide through a broad line of highly recognized brand names. The Company’s products are distributed domestically and internationally, primarily to wholesale customers through various distribution channels, including major department stores, independent retailers, chain stores, membership clubs, specialty and other stores, mass merchandisers and the internet, including such leading retailers as Macy’s and other units of Federated Department Stores, J.C. Penney, Kohl’s, Sears, Target, Costco and Wal-Mart Stores. As of December 30, 2006, the Company operated: (i) 643 Calvin Klein retail stores worldwide (consisting of 106 free-standing stores (including one on-line store) and 537 shop-in-shop/concession stores); (ii) 79 Lejaby retail stores (consisting of two free-standing stores and 77 shop-in-shop stores); and (iii) one Speedo on-line store. As of December 30, 2006, there were also 147 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Company’s mission is to become the premier global, branded apparel company. To accomplish its mission the Company has identified the following key strategic objectives:

–	Build and maintain ‘‘Power Brands’’. The Company believes that one of its strengths is its portfolio of highly recognized brand names. The Company strives to enhance its brand image through superior design, product innovation, focused marketing and high quality product construction.

–	Leverage the Company’s international platform. The Company’s international design, sales and distribution network allows it to reach consumers around the world. The Company works to effectively utilize its international presence to enhance and expand the worldwide reach of its branded apparel products. In Fiscal 2006 the Company derived over 40% of its net revenue from its foreign business. The Company believes that there are opportunities for significant continued growth in Europe, Asia and South America.

–	Grow the Company’s direct to consumer business. As noted above, as of December 30, 2006, the Company had (either directly or through licensees) 870 direct to consumer outlets throughout the world. The Company expects to continue to expand this aspect of its business, particularly in Europe and Asia.

The Company continues to focus on gross margin improvements, reductions in selling, general and administrative expenses and improved operating profit to drive improvement in shareholder returns. Specifically, the Company is striving to ultimately achieve:

–	Gross profit margins in excess of 40%. The Company seeks to achieve its gross margin goals through improved product sourcing, improvements in inventory forecasting and planning and better product pricing.

–	Selling, general and administrative expenses below 30%. The Company seeks to achieve its selling, general and administrative (‘‘SG&A’’) goals by completing additional shared services consolidations and by evaluating structural and other opportunities to reduce SG&A.

–	Operating profit margins of 10% or more. The Company seeks to achieve its operating profit margin goals through improved gross profit margins and by reducing SG&A expenses (through reductions in total dollars spent and by leveraging its existing infrastructure over a larger net revenue base). The Company also uses portfolio management to assess the viability of underperforming brands and to prioritize targeted investments.

The Company notes the following significant highlights with respect to Fiscal 2006:

–	In January 2006, the Company completed the CKJEA Acquisition. The CKJEA Acquisition strengthened the Company’s CK Jeans brands by expanding its presence into Europe and Asia, strengthened the Company’s Calvin Klein brand by adding Calvin Klein Jeans (Europe and Asia), CK Bridge apparel (Europe) and CK Bridge and jeans accessories (Europe and Asia) brands to the Company’s portfolio, expanded the Company’s international scale and added over 250 Calvin Klein direct to consumer points of sale.

–	The Company achieved net revenue growth of 23.8% to $1.8 billion and increased operating income to $130.3 million (7.2% of net revenues). The increase in net revenues primarily reflects the CKJEA Acquisition ($314.2 million) and growth in the Company’s Calvin Klein Underwear business. The improvements in operating profit and margin primarily reflect improvements in the Company’s Intimate Apparel and Calvin Klein Jeans businesses (including $22.0 million in operating profit from the CKJEA Acquisition) partially offset by decreases in Swimwear.

–	Income from continuing operations in Fiscal 2006 was $1.57 per diluted share, a 31.9% increase over $1.19 per diluted share in Fiscal 2005.

–	During Fiscal 2006, the Company repurchased 2,011,934 shares of its common stock in the open market under the Company’s share repurchase program at a total cost of approximately $43.9 million.

–	The Company eliminated underperforming businesses by selling its OP businesses and discontinuing its Lejaby Rose, JLO and Axcelerate Activewear brands and by closing three underperforming Speedo retail outlet stores. See ‘‘Business—Acquisitions and Discontinued Operations.’’

–	During Fiscal 2006, the Company continued to plan for its long-term growth and profitability by investing in its operating platform and infrastructure. During Fiscal 2006, the Company implemented a new enterprise-wide computer software platform encompassing finance, sales and distribution and materials management (referred to as the ‘‘new systems infrastructure’’) in both its Swimwear Group and certain corporate shared services departments. The implementation of the new systems infrastructure in the Swimwear Group was also associated with certain material weaknesses in the Company’s internal control over financial reporting. The Company is in the process of evaluating its new systems infrastructure implementation plan and the timing of future implementations across its other business platforms. See Item 9A. Controls and Procedures.

–	In July 2006, the Company elected Nancy A. Reardon to the Board of Directors. Ms. Reardon is the Senior Vice President and Chief Human Resources and Communications Officer at Campbell Soup Company. With the addition of Ms. Reardon, eight of the nine directors of the Company are independent.

In addition to the many near-term opportunities for growth and operational improvement referenced above, the Company acknowledges that there are a number of challenges and uncertainties relating to certain of its businesses. See Item 1A. Risk Factors and ‘‘Statement Regarding Forward-Looking Disclosure.’’

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies pertain to revenue recognition; cost of goods sold; accounts receivable; inventories; long-lived assets; goodwill and other intangible assets; income taxes; pension plans; stock-based compensation; and advertising costs. In applying such policies, management must record income and expense amounts that are based upon informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. Management is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect the Company’s financial condition or results of operations.

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

Revenue Recognition

The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company’s monthly review, the Company also considers its accounts receivable collection rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company’s mix of customers, channels of distribution or products change. Current rates of accrual for sales allowances, returns and discounts vary by customer. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

Cost of Goods Sold

Cost of goods sold consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi)

in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) manufacturing variances (net of amounts capitalized); (e) loss on seconds; (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory); and (g) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship (excluding direct freight charges) inventory to customers are included in shipping and handling costs and are classified in SG&A expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors, as income statement classifications of certain expenses may vary by company.

Accounts Receivable

The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of December 30, 2006 and December 31, 2005, the Company recorded $87.1 million (including $8.9 million related to the CKJEA Business) and $51.4 million, respectively, of accounts receivable reserves. The increase in accounts receivable reserves reflects higher estimates of customer markdowns and allowances required to sell through inventory.

Inventories

The Company records purchases of inventory when it assumes title and the risk of loss. The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company’s objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company’s calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory position monthly and adjusts its carrying value for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to decrease its carrying value of excess or obsolete goods substantially.

Long-lived Assets

Long-lived and intangible assets (including property, plant and equipment) acquired as part of business combinations accounted for using the purchase method of accounting and long-lived and intangible assets existing at the Effective Date are recorded at fair value at the acquisition (or emergence) date based upon the appraised value of such assets, net of accumulated depreciation and amortization. The Company utilizes the work of independent third-party appraisers to assist it in determining the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates and preliminary appraisal reports. Adjustments to the preliminary estimates of fair value are recorded as adjustments to goodwill.

Long-lived assets acquired in the ordinary course of the Company’s operations are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived and intangible assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company’s determination of the estimated useful lives of the related assets. The estimated useful lives of fixed assets and finite-lived intangible assets are based on their classification and expected usage, as determined by the Company.

Goodwill and Other Intangible Assets

Goodwill represents: (i) the amount by which the Company’s reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141 as of the Effective Date (before adjustments for reductions in valuation allowances related to deferred tax assets arising before the Effective Date); and (ii) the excess of purchase price over the fair value of net assets acquired in business combinations after the Effective Date accounted for under the purchase method of accounting. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 30, 2006, the Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Core Intimate Apparel (consisting of the Warner’s/Olga/Body Nancy Ganz/Bodyslimmers business units), Calvin Klein Underwear, Lejaby, Calvin Klein Jeans, Chaps and Swimwear. SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence at February 4, 2003 and those acquired in business combinations under the purchase method of accounting since February 4, 2003 are recorded at their fair values net of accumulated amortization since the emergence/acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of a trademark or license indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10 of Notes to Consolidated Financial Statements.

The Company did not identify any impairment of goodwill or intangible assets for any period presented.

Income Taxes

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant positive and negative evidence. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions the Company used in forecasting future taxable income require significant judgment and take into account its recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has determined that it is not more likely than not that the Company will have future domestic taxable earnings in the near or foreseeable future. As of the end of Fiscal 2006 and 2005, based upon its evaluation of historical and projected results of operations and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.

Pension Plans

The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the ‘‘U.S. Plan’’). The Company also sponsors defined benefit plans for certain of its foreign employees (‘‘Foreign Plans’’). The U.S. Plan represents approximately 98% of total defined benefit pension plan assets and approximately 95% of total defined benefit pension plan liabilities at December 30, 2006. The determination of the total liability attributable to benefits owed to participants covered by the U.S. Plan is determined by a third-party actuary using assumptions provided by the Company. The liabilities attributable to the Foreign Plans are determined by third-party actuaries using assumptions provided by the Company, or in certain cases, using assumptions determined by rules or regulations established by governing regulatory authorities.

The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the U.S. Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated ‘‘Aa’’ or higher by Moody’s Investors Service) which matches the projected benefit payments and duration of obligations for participants in the U.S. Plan. The discount rate that is developed considers the unique characteristics of the U.S. Plan and the long-term nature of the projected benefit obligation. The Company believes that a discount rate of 6% for Fiscal 2006 reasonably reflects current market conditions and the characteristics of the U.S. Plan. For the Foreign Plans, the discount rates (ranging from 4.5% to 5.16%) were determined by the Company based on recommendations by the Foreign Plan’s actuaries after considering the unique characteristics of the Foreign Plans and the long-term nature of the projected benefit obligations. The Company believes that the discount rates used for Fiscal 2006 reasonably reflect current market conditions and the characteristics of the Foreign Plans.

The investments of each plan are stated at fair value based upon quoted market prices, if available. The U.S. Plan invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value as reported by each fund’s administrators to the U.S. Plan trustee. The individual investment managers’ estimates of fair value are based upon the value of the underlying investments in the fund or asset pool, and in certain cases the estimates may be based upon the prior month closing balance. These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total.

Effective January 1, 2003, the U.S. Plan was amended and, as a result, no future benefits accrue to participants in the U.S. Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.

In Fiscal 2003, the Company changed its method of accounting for its defined benefit pension plans to a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (currently 8% for the U.S. Plan) (‘‘Accelerated Method’’). The Company previously deferred such gains or losses and amortized the deferred amount to pension expense over the remaining service period of covered employees to the extent such gains and losses exceeded 10% of the pension plans’ projected benefit obligations. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each fiscal year since the adoption of the Accelerated Method. The Company believes the Accelerated Method was preferable at the time it was adopted because the recorded pension liability using the Accelerated Method approximated fair value.

Pursuant to the provisions of SFAS 87 ‘‘Employer’s Accounting for Pensions’’ the Company recognizes one-quarter of its estimated annual pension expense in each of its first three fiscal quarters. Estimated pension expense consists of the interest cost on projected benefit obligations for each of the pension plans and service cost of the Foreign Plans, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations.

The Company adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (‘‘SFAS 158’’) effective October 1, 2006. SFAS 158 requires, among other things, that the Company recognize the funded status of its pension and other post-retirement benefit plans in the statement of financial position. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since the Company’s adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. The adoption of SFAS 158 did result in an increase in the liability for other post retirement obligations of $2.5 million with a corresponding reduction in accumulated other comprehensive income.

The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the U.S. Internal Revenue Code of 1986, as amended or foreign rules and regulations for the Foreign Plans. The Company’s cash contribution to the U.S. Plan for Fiscal 2006 was $12.9 million and is expected to be approximately $13.7 million in fiscal 2007. See Note 7 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

Effective February 5, 2003, the Company adopted the fair value method of accounting for stock options for all options granted by the Company after February 4, 2003 pursuant to the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s stock price volatility since its emergence from bankruptcy and other factors. The Company based its Fiscal 2006 estimate of the expected life of a stock option of six years upon the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company’s risk-free rate of return assumption for options granted in Fiscal 2006, Fiscal 2005 and Fiscal 2004 was equal to the quoted yield for U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight-line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

Advertising Costs

Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2006, Fiscal 2005, and Fiscal 2004 were $99.6 million, $80.2 million, and $81.7 million, respectively. Cooperative advertising expenses for Fiscal 2006, Fiscal 2005, and Fiscal 2004 were $19.8 million, $16.4 million, and $18.7 million, respectively.

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

Sale of Ocean Pacific and Discontinued Operations

During the Fourth Quarter 2006, the Company sold the OP businesses, including the associated trademarks and goodwill (which was part of the Company’s Swimwear Group). As a result of the sale, the Company’s Discontinued OP Components have been classified as discontinued operations in the Company’s consolidated statement of operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004. Pursuant to the terms of the asset purchase agreement, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and junior swimwear for a period of three years (with certain rights to renew through 2015, subject to the terms and conditions of the license agreement). In addition, for a period of 90 days following the closing, the Company provided certain services to the buyer pursuant to a transition services agreement. Terms of the license and transition services agreement were finalized in the Fourth Quarter 2006. The operating results pertaining to the Continuing OP Component have been reflected as part of continuing operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004. The Company recorded a net loss of $0.9 million, pre-tax, related to the sale of its OP businesses, of which $0.8 million, pre-tax, was included in loss from discontinued operations (related to the Discontinued OP Components) and $0.1 million, pre-tax, was included in selling, general and administrative expenses (part of continuing operations and related to the Continuing OP Component) which was allocated based on relative fair values. In addition, the Company incurred shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $9.0 million, pre-tax, (included in loss from discontinued operations) related to the sale of the OP businesses.

During Fiscal 2006, the Company shutdown its JLO (part of the Company’s Intimate Apparel Group), Lejaby Rose (part of the Company’s Intimate Apparel Group), and Axcelerate Activewear (part of the Company’s Swimwear Group) businesses and three Speedo retail outlet stores (part of the Company’s Swimwear Group) in the U.S. In connection with the discontinuance of these businesses, the Company incurred shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $4.2 million. The results of operations of these businesses have been included in loss from discontinued operations, net of taxes in the Company’s consolidated statement of operations for all periods presented.

Results of Operations

Statement of Operations (Selected Data)

The following tables summarize the historical results of operations of the Company for Fiscal 2006, Fiscal 2005, and Fiscal 2004. The results of the Company’s discontinued operations are included in ‘‘Loss from discontinued operations, net of taxes’’ for all periods presented.

	Fiscal 2006	% of Net Revenues	Fiscal 2005	% of Net Revenues	Fiscal 2004	% of Net Revenues
	(in thousands of dollars)
Net revenues	$1,827,486	100.0%	$1,475,735	100.0%	$1,406,408	100.0%
Cost of goods sold	1,135,314	62.1%	974,867	66.1%	937,876	66.7%
Gross profit	692,172	37.9%	500,868	33.9%	468,532	33.3%
Selling, general and administrative expenses	551,064	30.2%	388,366	26.3%	368,640	26.2%
Amortization of intangible assets	12,269	0.7%	4,020	0.3%	2,805	0.2%
Pension expense (income)	(1,764)	–0.1%	1,563	0.1%	(6,784)	–0.5%
Restructuring expense (income)	291	0.0%	(503)	–0.1%	5,130	0.4%
Operating income	130,312	7.1%	107,422	7.3%	98,741	7.0%
Other (income) loss	(2,919)		1,019		(2,197)
Interest expense, net	35,690		18,082		19,818
Income from continuing operations before provision for income taxes	97,541		88,321		81,120
Provision for income taxes	23,930		32,820		32,527
Income from continuing operations	73,611		55,501		48,593
Loss from discontinued operations, net of taxes	(22,861)		(6,009)		(6,076)
Net income	$50,750		$49,492		$42,517

Comparison of Fiscal 2006 to Fiscal 2005

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Sportswear Group	$791,634	$514,239	$277,395	53.9%
Intimate Apparel Group	646,952	581,295	65,657	11.3%
Swimwear Group	388,900	380,201	8,699	2.3%
Net revenues	$1,827,486	$1,475,735	$351,751	23.8%

Net revenues increased 23.8% to $1.8 billion for Fiscal 2006 compared to $1.5 billion for Fiscal 2005. Net revenues related to the CKJEA Business (included in the Sportswear Group) were $314.2 million. Excluding net revenues related to the CKJEA Business, net revenues increased $37.5 million, or 2.5%, for Fiscal 2006 compared to Fiscal 2005. Continued strength in the Intimate Apparel Group combined with an improvement in the Swimwear Group was partially offset by a decrease in the Sportswear Group (excluding the CKJEA Business). In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $9.0 million increase in net revenues for Fiscal 2006 compared to Fiscal 2005.

The Company’s products are widely distributed through virtually all channels of distribution. The following table summarizes the Company’s net revenues by channel of distribution for Fiscal 2006 and Fiscal 2005:

	Fiscal 2006	Fiscal 2005
United States – wholesale
Department stores and independent retailers	15%	21%
Specialty stores	10%	11%
Chain stores	8%	9%
Mass merchandisers	4%	7%
Membership clubs and other	19%	23%
Total United States – wholesale	56%	71%
International – wholesale	30%	24%
Retail / other	14%	5%
Net revenues – consolidated	100%	100%

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans (a)	$442,733	$284,387	$158,346	55.7%
Chaps	196,269	207,779	(11,510)	–5.5%
Calvin Klein accessories (b)	230	16,430	(16,200)	–98.6%
Mass sportswear licensing (c)	4,456	5,643	(1,187)	–21.0%
Sportswear wholesale	643,688	514,239	129,449	25.2%
Sportswear retail (d)	147,946	—	147,946	n/m
Sportswear Group	$791,634	$514,239	$277,395	53.9%

(a)	Includes net revenues related to the CKJEA Business of $167.0 million for Fiscal 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Net revenues related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein Jeans and Sportswear retail line items.

(c)	Mass sportswear licensing revenues include design services fees earned in connection with the White Stag women’s sportswear line. The Company earned the aforementioned design fees through January 31, 2007, following which the White Stag design business was discontinued.

(d)	Includes net revenues related to the CKJEA Business retail entities.

Calvin Klein Jeans wholesale net revenues increased $158.3 million for Fiscal 2006 compared to Fiscal 2005. Included in the Calvin Klein Jeans wholesale net revenues for Fiscal 2006 are

$167.0 million related to the acquisition of the CKJEA Business. Without the net revenues of the CKJEA Business, Calvin Klein Jeans wholesale net revenues decreased $8.7 million. The decrease reflects a decline in domestic sales from $249.7 million in Fiscal 2005 to $231.6 million in Fiscal 2006, partially offset by increases of $6.3 million in Mexico and $3.1 million in Canada. The $18.1 million decrease in net revenues in the U.S. reflects a $9.5 million decrease in sales to department stores, a planned decrease of $5.9 million of sales to customers in the off-price channel of distribution and a $4.3 million decrease in net sales to membership clubs, partially offset by a $1.6 million net increase in all other channels of distribution. The Company believes the decrease in department store net revenues was primarily attributable to the effect of door closures as a result of the consolidation among certain of the Company’s larger customers (in particular, the merger of Federated Department Stores, Inc. and The May Department Store Company) combined with a decrease in sales of Calvin Klein Choice products.

Chaps net revenues decreased $11.5 million reflecting a decrease of $15.0 million in the U.S., partially offset by a $2.8 million increase in Mexico and a $0.7 million increase in Canada. The decrease in the U.S., from $182.0 million in Fiscal 2005 to $167.0 million in Fiscal 2006, reflects a decrease in net sales to department stores ($8.2 million), a decrease in net sales to membership clubs ($3.1 million) and a net decrease in all other channels of distribution ($3.7 million). The decrease in net revenues across all U.S. channels of distributions reflects an overall increase in customer allowances due to an increased level of markdown support necessary to sell through seasonal products. The increase in Mexico net revenues was due primarily to a $2.7 million increase in sales to the membership clubs channel of distribution.

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear	$302,423	$272,179	$30,244	11.1%
Core Brands	140,075	143,308	(3,233)	–2.3%
Fashion Brands	103,129	92,596	10,533	11.4%
Intimate Apparel wholesale	545,627	508,083	37,544	7.4%
Intimate Apparel retail/concessions (a)	101,325	73,212	28,113	38.4%
Intimate Apparel Group	$646,952	$581,295	$65,657	11.3%

(a)	Includes Calvin Klein Underwear and Lejaby.

The $30.2 million increase in Calvin Klein Underwear wholesale net revenues reflects increases of $16.6 million in the U.S., $12.0 million in Europe, $2.9 million in Canada and $1.7 million in Mexico, partially offset by a decrease of $3.0 million in Asia. The increase in the U.S. was primarily due to a $17.4 million increase in sales to membership clubs, a planned decrease of $3.2 million in sales to customers in the off-price channel of distribution and a net $2.4 million increase in all other channels of distribution. The increase in Calvin Klein Underwear Europe reflects increases in both men’s and women’s due mainly to the strength of the launch of 365, Perfectly Fit and other fashion lines. The decrease in Asia primarily reflects the elimination of $6.4 million of intercompany sales to the recently acquired CKJEA Business, offset by a $3.4 million increase in sales related to the Company’s continued expansion effort in this region. Sales of Calvin Klein Underwear products by retail stores included in the CKJEA Business are included in the Sportswear Group’s net revenues. See Note 2 of Notes to Consolidated Financial Statements.

The $3.2 million decrease in Core Brands net revenues reflects a decrease of $3.6 million in the U.S., a $0.9 million increase in Mexico and a $0.5 million decrease in other foreign operations. The decrease in the U.S. primarily reflects a $9.2 million decrease in sales to membership clubs (due to unfavorable reception of Core Brands in this channel), a $6.0 million decrease in sales to department stores and a $3.1 million decrease to the off-price channel of distribution, partially offset by a $12.9 million increase in sales to chain stores and a $1.8 million increase in sales to specialty stores. The decrease in sales to department stores was primarily due to a decrease in sales related to the Company’s Olga brand following a decision by certain customers in the department store channel to no longer carry Olga product. The Company has since replaced Olga with Olga’s Christina® in these department stores. The increase in sales to chain stores was due primarily to improved service rates, successful launches of new product styles, and the launch of Olga into Sears in January 2006. The increase in net revenues in Mexico was due primarily to an increase in net sales to membership clubs.

The $10.5 million increase in Fashion Brands net revenues reflects a $9.3 million increase in the U.S., a $0.6 million increase in Europe and a $0.6 million increase in Canada. The increase in the U.S. primarily reflects an $8.9 million and $0.3 million increase in the Company’s private label fashion and Axcelerate underwear businesses, respectively. The increase in Europe reflects an increase in the Company’s Lejaby business due to an increase in the number of units sold, partially offset by a decrease in the average selling price. The increase in Canada reflects increases in the Company’s private label fashion and Axcelerate underwear businesses.

The $28.1 million increase in Intimate Apparel retail/concessions net revenues reflects a $21.6 million increase in Europe, a $4.3 million increase in Asia, a $1.1 million increase in Canada, a $0.7 million increase in the U.S. and a $0.4 million increase in Mexico. The increases in Europe and Asia reflect the Company’s continued expansion efforts in these regions. These increases also reflect an increase in same store sales of 19% and 14% in Europe and Asia, respectively.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2006	Fiscal 2005	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$249,114	$245,578	$3,536	1.4%
Designer	132,227	128,372	3,855	3.0%
Swimwear wholesale	381,341	373,950	7,391	2.0%
Swimwear retail	7,559	6,251	1,308	20.9%
Swimwear Group	$388,900	$380,201	$8,699	2.3%

The $3.5 million increase in Speedo net revenues reflects a $3.8 million increase in the U.S. and a $1.2 million increase in Mexico, partially offset by a $1.5 million decrease in Canada. The increase in the U.S. was due primarily to an $11.3 million increase in sales to membership clubs, partially offset by a $2.5 million decrease in sales to department stores, a $1.5 million decrease in sales to the mass market channel of distribution and a $3.5 million decrease across all other channels of distribution. The increase in net sales to membership clubs primarily reflects the expansion of the shoes and accessories lines into the membership clubs channel of distribution. The decrease in sales to department stores, mass market and other channels of distribution primarily reflects a decrease of $4.3 million related to reduced shipments attributable to disruptions caused by the new systems infrastructure (which negatively affected the Company’s ability to ship product in the First Quarter 2006 within customer requested delivery windows). The Company believes it has resolved the new systems infrastructure implementation problems in the Swimwear Group and does not expect that these problems will negatively affect the Company’s ability to invoice and ship product on a timely basis in the future.

The $3.9 million increase in Designer swimwear net revenues reflects a $5.2 million increase in Europe and a $1.2 million increase across all other foreign countries, partially offset by a $2.5 million decrease in the U.S. The increase in Europe was due primarily to the launch of the Michael Kors brand and an expanded collection of the Calvin Klein brand (limited launch in Fiscal 2005). The decrease in the U.S. was due primarily to a $16.6 million decrease in net sales to the mass market channel of distribution (due primarily to the disruptions in connection with the new systems infrastructure mentioned above and cancellation of certain private label programs), partially offset by an $11.0 million increase in net sales to the off-price channel of distribution and a $3.1 million net increase in all other channels of distribution. The Company believes it has resolved the new systems infrastructure implementation problems in the Swimwear Group and does not expect that these problems will negatively affect the Company’s ability to invoice and ship product on a timely basis in the future.

Gross Profit

Gross profit was as follows:

	Fiscal 2006	% of Segment Net Revenues	Fiscal 2005	% of Segment Net Revenues
	(in thousands of dollars)
Sportswear Group (a)	$294,012	37.1%	$143,714	27.9%
Intimate Apparel Group	271,944	42.0%	228,198	39.3%
Swimwear Group	126,216	32.5%	128,956	33.9%
Total gross profit	$692,172	37.9%	$500,868	33.9%

(a)	Includes gross profit related to the CKJEA Business of $161.7 million for Fiscal 2006.

Gross profit was $692.2 million, or 37.9% of net revenues, for Fiscal 2006 (including $161.7 million in gross profit related to the CKJEA Business) compared to $500.9 million, or 33.9% of net revenues, for Fiscal 2005. The majority of the 400 basis point improvement in gross margin is attributable to the contributions from the CKJEA Business. Gross margin for the pre-acquisition businesses improved 110 basis points, driven by continued improvement in the Intimate Apparel Group’s gross margin. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $4.0 million increase in gross profit for Fiscal 2006 compared to Fiscal 2005.

Sportswear Group gross profit increased $150.3 million and gross margin increased 920 basis points for Fiscal 2006 compared to Fiscal 2005. The majority of the increase reflects the inclusion of gross profit of $161.7 million related to the CKJEA Business (including $2.4 million related to the write-up of acquired inventory to fair value in connection with the CKJEA Acquisition). Excluding the effects of the CKJEA Business, gross profit decreased $11.4 million and gross margin decreased 20 basis points. The decrease in gross profit and gross margin primarily reflects a $10.8 million decrease in Chaps (related to the decrease in net revenues due mainly to the increase in customer allowances described above) and a $1.1 million decrease in Mass sportswear licensing, partially offset by a net increase in Calvin Klein Jeans wholesale and retail.

Intimate Apparel Group gross profit increased $43.7 million and gross margin increased 270 basis points for Fiscal 2006 compared to Fiscal 2005. The increase in gross profit and gross margin reflects strength in the Company’s Calvin Klein Underwear wholesale business (increased gross profit and gross margin of $21.2 million and 320 basis points, respectively), Core Brands (increased gross profit and gross margin of $3.9 million and 340 basis points, respectively), Fashion Brands (increased gross profit of $0.6 million, but decreased gross margin of 380 basis points) and Intimate Apparel retail/concessions (increased gross profit and gross margin of $18.0 million and 130 basis points, respectively). The increase in Calvin Klein Underwear gross profit and gross margin primarily reflects the increase in net revenues (described above) combined with an improved sales mix, reduced product cost and improved control of variable expenses. The increase in Core Brands gross profit and gross margin primarily reflects an improved regular to off-price sales mix coupled with a favorable experience in the level of customer allowances which the Company believes is primarily the result of a more favorable reception of its Warner’s brand at retail. The increase in Intimate Apparel retail/concessions gross profit and gross margin primarily reflect the increase in net revenues

(described above). The Fashion Brands increase in gross profit and decrease in gross margin was due primarily to the decrease in average sales price as described above.

Swimwear Group gross profit declined $2.7 million and gross margin decreased 140 basis points for Fiscal 2006 compared to Fiscal 2005. The decrease in gross profit and gross margin primarily reflects price accommodations associated with late/delayed shipments to customers (in connection with the new systems infrastructure implementation) during Fourth Quarter 2006 and higher markdown and allowance experience related primarily to certain Designer lines which did not generate the level of consumer sell-through originally anticipated.

Selling, General and Administrative Expenses

SG&A expenses were $551.1 million (30.2% of net revenues) for Fiscal 2006 compared to $388.4 million (26.3% of net revenues) for Fiscal 2005. Contributing to the increase in SG&A expenses was $132.4 million of SG&A expenses related to the CKJEA Business. Excluding the SG&A expenses for the CKJEA Business, SG&A expenses for the operating segments increased $24.4 million and unallocated corporate expenses increased $5.9 million. The increase in SG&A expenses for the operating segments reflects an increase of $12.2 million in the Intimate Apparel Group (primarily variable selling expenses related to the increased sales volume), a net decrease of $1.0 million in the Sportswear Group and an increase of $13.2 million in the Swimwear Group (primarily related to expenses associated with the implementation of the new systems infrastructure and Speedo’s new national advertising campaign and employee termination costs). The increase in unallocated corporate expenses reflects an increase of $3.4 million in professional fees related to the restatement of the Company’s consolidated financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006 (and the related SEC inquiry) and $3.2 million of incremental information technology expenses and other costs primarily associated with the implementation of the new systems infrastructure, partially offset by a net $0.7 million reduction in all other items. In translating foreign currencies into the U.S. dollar, the fluctuation of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) had a $2.2 million unfavorable effect on SG&A expenses for Fiscal 2006 compared to Fiscal 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased to $12.3 million for Fiscal 2006 compared to $4.0 million for Fiscal 2005 due primarily to $7.4 million of amortization expense related to finite-lived intangible assets associated with the acquisition of the CKJEA Business.

Pension Income / Expense

Pension income was $1.8 million in Fiscal 2006 compared to pension expense of $1.6 million in Fiscal 2005. This $3.4 million increase in pension income was due primarily to improved investment returns on pension plan assets of $3.7 million, partially offset by net actuarial and other losses of $0.3 million. See Note 7 of Notes to Consolidated Financial Statements.

Operating Income

The following table presents operating income by group:

	Fiscal 2006	% of Total Net Revenues	Fiscal 2005	% of Total Net Revenues
	(in thousands of dollars)
Sportswear Group	$61,604		$50,061
Intimate Apparel Group	87,607		56,698
Swimwear Group	18,716		35,565
Unallocated corporate expenses	(37,324)	–2.0%	(35,405)	–2.4%
Restructuring expense	(291)	0.0%	503	0.0%
Operating income	$130,312	7.1%	$107,422	7.3%

Operating income was $130.3 million (7.1% of net revenues) for Fiscal 2006 compared to $107.4 million (7.3% of net revenues) for Fiscal 2005. Excluding the operating income of $22.0 million associated with the CKJEA Business, operating income increased $0.9 million, primarily reflecting strength in the Intimate Apparel Group, partially offset by challenges in the Swimwear Group and the pre-acquisition Sportswear Group. In translating foreign currencies into the U.S. dollar, the weakness of the U.S. dollar relative to the functional currencies where the Company conducts certain of its operations (primarily the euro in Europe and Canadian dollar in Canada) resulted in a $1.8 million increase in operating income for Fiscal 2006 compared to Fiscal 2005.

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2006 (d)	% of Brand Net Revenues	Fiscal 2005 (d)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans (a)	$49,356	11.1%	$30,349	10.7%
Chaps	1,556	0.8%	15,247	7.3%
Calvin Klein accessories (b)	(494)	–214.8%	3,531	21.5%
Mass sportswear licensing	(190)	–4.3%	934	16.6%
Sportswear wholesale	50,228	7.8%	50,061	9.7%
Sportswear retail (c)	11,376	7.7%	—	n/m
Sportswear Group	$61,604	7.8%	$50,061	9.7%

(a)	Includes operating income related to the CKJEA Business of $22.0 million for Fiscal 2006.

(b)	The Calvin Klein accessories license expired on December 31, 2005. As part of the CKJEA Acquisition, the Company acquired the licenses and related wholesale and retail businesses of Calvin Klein accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of accessories in Europe. Operating income related to the aforementioned acquired accessories licenses are currently reflected in the Calvin Klein Jeans and Sportswear retail line items.

(c)	Includes operating income related to the CKJEA Business retail entities.

(d)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2006	Fiscal 2005
Calvin Klein Jeans	$10,452	$10,372
Chaps	9,114	7,641
Calvin Klein accessories	—	—
Mass sportswear licensing	241	232
Sportswear wholesale	19,807	18,245
Sportswear retail	—	—
Sportswear Group	$19,807	$18,245

Sportswear Group operating income increased $11.5 million, or 23.1%. Operating income from the CKJEA Business was $22.0 million for Fiscal 2006 (including $7.4 million of amortization expense related to intangible assets and $2.4 million related to the recognition of cost of sales as a result of the inventory write-up to fair value in connection with the CKJEA Acquisition). Without operating income from the CKJEA Business, Sportswear Group operating income decreased $10.5 million, or 20.8%, reflecting decreases of $13.7 million, $4.0 million and $1.2 million in Chaps, Calvin Klein accessories and mass sportswear licensing, respectively, partially offset by an increase of $8.4 million in Calvin Klein Jeans wholesale. The decrease in Chaps operating income primarily reflects the $10.8 million decrease in gross profit (discussed above) combined with a $2.9 million increase in SG&A expenses. The increase in Calvin Klein Jeans wholesale operating income primarily reflects the $9.1 million increase in gross profit (discussed above), partially offset by a $0.7 million increase in SG&A expenses.

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2006 (b)	% of Brand Net Revenues	Fiscal 2005 (b)	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$52,217	17.3%	$36,939	13.6%
Core Brands	7,099	5.1%	3,166	2.2%
Fashion Brands	7,748	7.5%	5,298	5.7%
Intimate Apparel wholesale	67,064	12.3%	45,403	8.9%
Intimate Apparel retail/concessions (a)	20,543	20.3%	11,295	15.4%
Intimate Apparel Group	$87,607	13.5%	$56,698	9.8%

(a)	Includes Calvin Klein Underwear and Lejaby.

(b)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2006	Fiscal 2005
Calvin Klein Underwear	$6,840	$6,349
Core Brands	5,367	4,834
Fashion Brands	271	24
Intimate Apparel wholesale	12,478	11,207
Intimate Apparel retail/concessions	—	—
Intimate Apparel Group	$12,478	$11,207

Intimate Apparel Group operating income increased $30.9 million, or 54.5%, over the prior year reflecting increases in Calvin Klein Underwear wholesale, Core Brands, Fashion Brands and Intimate Apparel retail/concessions. The $15.3 million increase in Calvin Klein Underwear wholesale operating income reflects a $21.2 million increase in gross profit (as described above), partially offset by a $5.9 million increase in SG&A expenses (primarily reflecting an increase in variable selling expenses commensurate with the increase in net revenues described previously). The $3.9 million increase in Core Brands operating income primarily reflects the increase in gross profit and gross margin described previously. Management believes the improved performance of the Core Brands in the U.S. primarily reflects its ongoing efforts to reinvigorate these brands coupled with the favorable reception of the Warner’s brand at retail. The $2.5 million increase in Fashion Brands operating income reflects the increase in gross profit of $0.6 million described previously, combined with a $2.1 million decrease in SG&A expenses, partially offset by a $0.2 million increase in pension expense related to foreign pension plans. The $9.2 million increase in Intimate Apparel retail/concessions operating income reflects the increase in gross profit of $18.0 million (described previously), partially offset by an $8.8 million increase in SG&A expenses.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2006 (a)	% of Brand Net Revenues	Fiscal 2005 (a)	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$27,230	10.9%	$32,009	13.0%
Designer	(11,948)	–9.0%	1,428	1.1%
Swimwear wholesale	15,282	4.0%	33,437	8.9%
Swimwear retail	3,434	45.4%	2,128	34.0%
Swimwear Group	$18,716	4.8%	$35,565	9.4%

(a)	Includes an allocation of shared services expenses by brand as detailed below:

	Fiscal 2006	Fiscal 2005
Speedo	$11,799	$9,720
Designer	6,787	4,960
Swimwear wholesale	18,586	14,680
Swimwear retail	5	272
Swimwear Group	$18,591	$14,952

Swimwear Group operating income decreased $16.8 million, or 47.4%, reflecting a $2.7 million decrease in gross profit (discussed above), combined with a $13.2 million increase in SG&A expenses and a $0.9 million increase in amortization of intangible assets (primarily related to the amortization of the Calvin Klein swimwear license acquired in May 2005). The increase in SG&A expenses reflects an increase in marketing expenses of approximately $3.0 million primarily related to a nationwide Speedo promotional campaign and the 2006 Winter Olympics, an increase in selling and distribution expenses of $2.8 million (related to incremental costs associated with the new systems infrastructure) and a $7.4 million increase in administrative expenses (related mainly to employee termination costs, professional fees, employee benefit costs and costs associated with the new systems infrastructure).

Other (Income) Loss

Other income of $2.9 million for Fiscal 2006 primarily reflects a gain of $5.1 million on the current portion of inter-company loans denominated in a currency other than that of the foreign subsidiaries’ functional currency, partially offset by a net loss of $1.6 million on foreign exchange related to the purchase of the CKJEA Business (which purchase price was denominated in euros) and a $0.6 million loss on the repurchase of $5.0 million nominal amount of the Company’s Senior Notes (see ‘‘Financial Position, Capital Resources and Liquidity—Financing Arrangements—Senior Notes’’). Other loss of $1.0 million for Fiscal 2005 represents foreign exchange losses on the current portion of inter-company loans to foreign subsidiaries that are denominated in U.S. dollars.

Interest Expense, Net

Interest expense increased $17.6 million to $35.7 million for Fiscal 2006 from $18.1 million for Fiscal 2005. The increase in interest expense was due mainly to interest expense of $11.3 million on the Term B Note and $2.4 million on CKJEA Business short-term debt in connection with the CKJEA Acquisition, a $1.1 million increase in interest expense related to the Company’s Senior Notes (due primarily to interest rate resets on the 2003 and 2004 Swap Agreements), a $0.6 million increase in commitment fees related to the Amended and Restated Credit Agreement (as defined below), a $0.2 million increase in amortization of deferred financing costs, a $1.2 million decrease in interest income and a net $0.8 million increase in all other expense items.

Income Taxes

The provision for income taxes was $23.9 million, or an effective tax rate of 24.5%, in Fiscal 2006, compared to $32.8 million, or an effective tax rate of 37.2%, in Fiscal 2005. The lower effective tax rate was the result of the previously announced favorable tax ruling from the Netherlands taxing authority that is retroactive to the beginning of Fiscal 2006. This resulted in approximately $6.0 million of savings, or a reduction in the effective tax rate of 6.2%. The Company also benefited from a favorable earnings mix between higher and lower tax jurisdictions, which resulted in approximately $5.0 million of savings or, a 5% reduction in the effective tax rate. Finally, the Company benefited from the release of certain valuation allowances that had been established against foreign net operating losses, resulting in a reduction in the effective tax rate of approximately 1%.

Discontinued Operations

Loss from discontinued operations, net of taxes, was $22.9 million and $6.0 million for Fiscal 2006 and Fiscal 2005, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Comparison of Fiscal 2005 to Fiscal 2004

Net Revenues

Net revenues by segment were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Intimate Apparel Group	$581,295	$573,243	$8,052	1.4%
Sportswear Group	514,239	455,601	58,638	12.9%
Swimwear Group	380,201	377,564	2,637	0.7%
Net revenues	$1,475,735	$1,406,408	$69,327	4.9%

The following table summarizes the Company’s net revenues by channel of distribution for Fiscal 2005 and Fiscal 2004:

	Fiscal 2005	Fiscal 2004
United States – wholesale
Department stores and independent retailers	21%	23%
Specialty stores	11%	10%
Chain stores	9%	7%
Mass merchandisers	7%	9%
Membership clubs and other	23%	23%
Total United States – wholesale	71%	72%
International – wholesale	27%	26%
Retail / other	2%	2%
Net revenues – consolidated	100%	100%

Intimate Apparel Group

Intimate Apparel Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Underwear (a)	$338,069	$323,130	$14,939	4.6%
Core Brands	143,308	148,176	(4,868)	–3.3%
Fashion Brands	99,918	101,937	(2,019)	–2.0%
Intimate Apparel Group	$581,295	$573,243	$8,052	1.4%

(a)	Includes net revenues from Company operated retail and on-line stores of approximately $65.9 million and $35.5 million for Fiscal 2005 and Fiscal 2004, respectively.

The increase in Calvin Klein Underwear net revenues reflects increases of $7.1 million in Europe, $8.0 million in Asia and $3.0 million in Mexico, partially offset by a combined decrease of $3.2 million in the U.S. and Canada. The increase in Europe primarily reflects volume increases in the men’s and women’s businesses and increased sales in the Company’s retail stores. The Company experienced an increase in both its retail and wholesale operations in Asia, primarily reflecting the Company’s expansion initiatives in China, Korea, Taiwan, Japan and Singapore. The increase in Asia is also attributable to an increase in net revenues from same store sales of approximately 20%. The increase in Mexico primarily reflects volume increases related to improved customer service levels. The decrease in the U.S. from $147.4 million in Fiscal 2004 to $144.3 million for Fiscal 2005 reflects continued strength in the men’s business ($5.0 million increase) combined with increases in all other lines, net, of $1.7 million, more than offset by continued declines in the women’s business ($9.8 million decrease). The increase in the men’s business primarily reflects increases in sales to retail stores operated by Calvin Klein, Inc. and increases in sales to customers in the off-price channel, partially offset by a decrease in department store sales.

The decrease in Core Brands net revenues reflects a decrease of $6.4 million the U.S., partially offset by a $1.5 million increase in foreign operations. The decrease in the U.S. primarily reflects an $8.3 million decrease in the Olga and Body Nancy Ganz/Bodyslimmers brands, partially offset by an increase of $1.9 million in Warner’s. The declines in the Olga and Body Nancy Ganz/Bodyslimmers brands were due to the limited success of new product introductions in Fiscal 2004 and fewer new product launches and reduced distribution in Fiscal 2005. The increase in Warner’s reflects an increase in sales to membership clubs as a result of the Company’s expansion into that distribution channel. Management believes the improved performance of the Warner’s brand is the result of its ongoing efforts to reinvigorate this brand.

The decrease in Fashion Brands net revenues primarily reflects a $3.5 million decrease in Lejaby, partially offset by a $1.5 million increase in private label fashion primarily related to the launch of Axcelerate in 2005. The decrease in Lejaby reflects a $3.8 million decrease in Europe and a $0.7 million decrease in the U.S., partially offset by a $1.0 million increase in other foreign operations. The decline in Lejaby Europe primarily reflects volume decreases across certain basic lines, partially offset by an increase in average selling prices.

Sportswear Group

Sportswear Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Calvin Klein Jeans	$284,387	$265,754	$18,633	7.0%
Chaps	207,779	168,114	39,665	23.6%
Calvin Klein accessories (a)	16,430	13,857	2,573	18.6%
Mass sportswear licensing (b)	5,643	7,876	(2,233)	–28.4%
Sportswear Group	$514,239	$455,601	$58,638	12.9%

(a)	The Calvin Klein accessories license expired on December 31, 2005. On January 31, 2006, the Company acquired certain accessories licenses as part of the CKJEA Acquisition. See ‘‘Business—Acquisitions and Discontinued Operations— CKJEA Acquisition.’’

(b)	Mass sportswear licensing revenues include design services fees earned in connection with the White Stag women’s sportswear line.

Calvin Klein Jeans net revenues increased $18.6 million, reflecting increases of $17.4 million and $3.3 million in the U.S. and Mexico, respectively, partially offset by a $2.1 million decrease in Canada. The increase in net revenues in the U.S. reflects an increase in sales to membership clubs ($3.7 million), increases in sales to department stores ($6.9 million), increases in sales to stores operated by the Calvin Klein Jeans licensor ($5.6 million), increases in sales to customers in the off-price channel ($2.6 million) and decreases across all other channels of distribution ($1.4 million). The Company believes the increases reflect the successful execution of its product and distribution strategies.

Chaps net revenues increased $39.7 million reflecting an increase of $36.0 million in the U.S. combined with a $3.7 million increase in foreign countries. The increase in Chaps net revenues in the U.S. primarily reflects the Company’s expansion into the mid-tier channel of distribution (first shipped in December 2004), resulting in an increase of $49.4 million. This, along with an increase in net revenues to customers in the off-price channel of $4.7 million, was partially offset by declines in the department store and specialty channels of $14.2 million and all other channels of distribution of $3.9 million. The decrease in department store sales reflects Chaps’ planned exit from certain department store accounts in Fiscal 2005. Sales to all of the above channels included sales of Chaps denim products which were introduced in June 2004 and which generated incremental net revenues of $15.9 million for Fiscal 2005 compared to Fiscal 2004.

Swimwear Group

Swimwear Group net revenues were as follows:

	Fiscal 2005	Fiscal 2004	Increase (Decrease)	% Change
	(in thousands of dollars)
Speedo	$245,578	$248,606	$(3,028)	–1.2%
Designer	128,372	123,890	4,482	3.6%
Online retail store	6,251	5,068	1,183	23.3%
Swimwear Group	$380,201	$377,564	$2,637	0.7%

Approximately 66% of Speedo’s net revenues were earned during the first half of Fiscal 2005 due to the seasonal nature of the swimwear business. The decrease in Speedo net revenues reflects a $7.8 million decrease in net revenues for the first half of Fiscal 2005, which the Company believes is attributable to the poor weather in the first half of Fiscal 2005, offset by an increase in net revenues of $4.8 million in the second half of Fiscal 2005. The increase in net revenues for the second half of Fiscal 2005 is primarily related to favorable returns experience and volume increases across other sport related Speedo lines.

The increase in Designer swimwear net revenues reflects approximately $9.8 million related to the introduction of Calvin Klein swimwear in Europe and the U.S., $3.1 million of additional revenues related to other branded businesses and $2.1 million related to net revenues generated following the launch of Michael Kors swimwear in 2005, partially offset by reductions of $4.7 million primarily related to private label and mass merchandisers and a $6.4 million planned reduction in close-out sales. The reduction in sales to mass merchandisers primarily reflects a decline in net revenues associated with sales of Catalina brand products to Wal-Mart Stores due primarily to the discontinuance of the Company’s Catalina Ocean Gear line.

Gross Profit

Gross profit was as follows:

	Fiscal 2005	% of Segment Net Revenues	Fiscal 2004	% of Segment Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$228,198	39.3%	$207,390	36.2%
Sportswear Group	143,714	27.9%	126,571	27.8%
Swimwear Group	128,956	33.9%	134,571	35.6%
Total gross profit	$500,868	33.9%	$468,532	33.3%

Intimate Apparel Group gross profit increased $20.8 million, or 10.0%, and gross margin increased 310 basis points. The increase in gross profit and gross margin reflects strength in the

Company’s Calvin Klein Underwear business (increased gross profit and gross margin of $12.0 million and 170 basis points, respectively), strength in the Core Brands (increased gross profit and gross margin of $8.1 million and 640 basis points, respectively), and an increase in Fashion Brands (increased gross profit and gross margin of $0.7 million and 150 basis points, respectively). The increase in gross margin in the Core Brands primarily reflects an improved sales mix and a more favorable markdowns and allowances experience coupled with the execution of initiatives to improve sourcing and inventory management. The Company believes that the improved sales mix reflects a more favorable reception of the Intimate Apparel Group’s products at retail, primarily Warner’s.

Sportswear Group gross profit increased $17.1 million, or 13.5%, for Fiscal 2005 compared to Fiscal 2004. The increase in gross profit primarily reflects strength in Calvin Klein Jeans ($7.7 million increase in gross profit) and Chaps ($10.6 million increase in gross profit).

Swimwear Group gross profit declined $5.6 million, or 4.2%, for Fiscal 2005 compared to Fiscal 2004. The decrease primarily reflects increases in manufacturing costs, increases in inventory markdowns (primarily in the Designer business) and increases in design and development costs related to the development of new lines such as Michael Kors, Calvin Klein and Choice Calvin Klein.

Selling, General and Administrative Expenses

SG&A expenses increased $19.7 million, or 5.4%, to $388.4 million (26.3% of net revenues) for Fiscal 2005 from $368.6 million (26.2% of net revenues) for Fiscal 2004. Selling expenses (including distribution expenses) increased $17.2 million, primarily as a result of the associated increase in net revenues and expenses associated with the launches of Michael Kors and Calvin Klein swimwear. Marketing expenses decreased $1.6 million, due primarily to reduced marketing related to Calvin Klein accessories. Administrative expenses increased $4.1 million, reflecting the provision for an uncollectible non-trade receivable balance (totaling $1.5 million, $0.3 million of which is included in restructuring items) in the Intimate Apparel Group, an increase in charges related to the Company’s new systems infrastructure implementation (which commenced in the fourth quarter of Fiscal 2004) ($2.3 million), an increase in insurance costs of $2.3 million and other net increases ($0.4 million), partially offset by a reduction in professional fees of $3.3 million associated with SOX compliance and an internal control review conducted in connection with the Company’s previously disclosed settlement with the SEC.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.2 million, or 43.3%, to $4.0 million for Fiscal 2005 from $2.8 million for Fiscal 2004 due to additional amortization expense related to the Calvin Klein swimwear license acquired in Fiscal 2005.

Pension Income/Expense

Pension expense was $1.6 million in Fiscal 2005 compared to pension income of $6.8 million in Fiscal 2004. This $8.4 million increase in expense was due primarily to the net effect of a lower return on plan assets, a loss related to plan amendments for prior service costs and a loss related to a change in mortality tables, partially offset by a gain related to a change in the discount rate. See Note 7 of Notes to Consolidated Financial Statements.

Restructuring Expense (Income)

During Fiscal 2005, the Company recorded restructuring income of $0.5 million related primarily to a $1.5 million reversal of accruals due to a reduction in the estimated amounts required for employee terminations, partially offset by expenses of $1.0 million incurred in connection with the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities. During Fiscal 2004, the Company incurred restructuring expenses of $5.1 million. See Note 4 of Notes to Consolidated Financial Statements.

Operating Income

The following table presents operating income by group:

	Fiscal 2005	% of Net Revenues	Fiscal 2004	% of Net Revenues
	(in thousands of dollars)
Intimate Apparel Group	$56,698		$44,780
Sportswear Group	50,061		37,725
Swimwear Group	35,565		44,760
Unallocated corporate expenses	(35,405)	–2.4%	(23,394)	–1.7%
Restructuring items	503	0.0%	(5,130)	–0.4%
Operating income	$107,422	7.3%	$98,741	7.0%

Intimate Apparel Group

Intimate Apparel Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Underwear	$49,200	14.6%	$43,668	13.5%
Core Brands	3,166	2.2%	(5,253)	–3.5%
Fashion Brands	4,332	4.3%	6,365	6.2%
Intimate Apparel Group	$56,698	9.8%	$44,780	7.8%

Intimate Apparel Group operating income increased $11.9 million, or 26.6%, over the prior year reflecting increases in Calvin Klein Underwear and Core Brands, partially offset by a decrease in Fashion Brands. The $5.6 million increase in Calvin Klein Underwear operating income reflects a $12.0 million increase in gross profit (as described above), partially offset by a $6.5 million increase in SG&A expenses (primarily reflecting an increase in variable selling expenses commensurate with the increase in net revenues described previously). The $8.4 million and 580 basis point increase in Core Brands operating income and operating margin, respectively, primarily reflects the increase in gross profit and gross margin described previously. Management believes the improved performance of the Core Brands in the U.S. primarily reflects its ongoing efforts to reinvigorate these brands coupled with the favorable reception of the Warner’s brand at retail. The $2.0 million decrease in Fashion Brands operating income reflects the increase in gross profit of $0.7 million described previously, offset by a $1.7 million increase in SG&A expenses and a $1.0 million increase in pension expense related to Foreign Plans. The increase in SG&A expenses primarily reflects initial costs related to the expansion of the Lejaby brand into Asia (Taiwan) combined with costs to support the Axcelerate line (which began shipping in 2005).

Sportswear Group

Sportswear Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Calvin Klein Jeans	$30,349	10.7%	$20,576	7.7%
Chaps	15,247	7.3%	11,462	6.8%
Calvin Klein accessories	3,531	21.5%	2,564	18.5%
Mass sportswear licensing	934	16.6%	3,123	39.7%
Sportswear Group	$50,061	9.7%	$37,725	8.3%

Sportswear Group operating income increased $12.3 million, or 32.7%, over the prior year primarily due to increases in operating income in Calvin Klein and Chaps. The $9.8 million increase in Calvin Klein Jeans operating income reflects the $7.7 million increase in gross profit described previously, combined with a $2.1 million reduction in SG&A expenses primarily related to the reduction in administration and distribution costs reflecting operating efficiency improvements. The $3.8 million increase in Chaps operating income is attributable to the $10.6 million increase in gross profit described above, partially offset by a $6.8 million increase in SG&A expenses. The increase in Chaps SG&A expenses primarily reflects an increase in marketing expenses to support the Company’s expanded distribution platform combined with an increase in variable selling expenses as a result of the increase in net revenues.

Swimwear Group

Swimwear Group operating income was as follows:

	Fiscal 2005	% of Brand Net Revenues	Fiscal 2004	% of Brand Net Revenues
	(in thousands of dollars)
Speedo	$32,009	13.0%	$30,413	12.2%
Designer	1,428	1.1%	12,331	10.0%
Online retail store	2,128	34.0%	2,016	39.8%
Swimwear Group	$35,565	9.4%	$44,760	11.9%

Swimwear Group operating income decreased $9.2 million, or 20.5%. The $1.6 million increase in Speedo operating income reflects a $2.4 million decrease in gross profit, more than offset by a $4.0 million decrease in SG&A expenses primarily as a result of lower marketing expenditure (expenses in Fiscal 2004 were higher primarily due to the 2004 Olympic Games in Athens) coupled with a reduction in amounts incurred for employee termination costs.

Designer operating income decreased $10.9 million, reflecting a $4.2 million decrease in gross profit combined with a $5.5 million increase in SG&A expenses and a $1.2 million increase in amortization expense related to the Calvin Klein swimwear U.S. license that was acquired in Fiscal 2005. As described previously, the decrease in gross profit primarily reflects an increase in design costs associated with new brands combined with increases in manufacturing costs and inventory markdowns. The increase in SG&A expenses primarily reflects an increase in spending associated with the launches of Michael Kors and Calvin Klein swimwear.

Other (Income) Loss

Other (income) loss primarily reflects foreign exchange losses for Fiscal 2005 of $1.1 million and foreign exchange gains for Fiscal 2004 of $1.9 million, in each case, on the current portion of inter-company loans to foreign subsidiaries that are denominated in U.S. dollars.

Interest Expense, Net

Interest expense decreased $1.7 million to $18.1 million for Fiscal 2005 from $19.8 million for Fiscal 2004. Interest expense in Fiscal 2005 included interest on the Senior Notes of $17.6 million (net of the benefit related to the 2003 and 2004 Swap Agreements (as defined below) of approximately $1.0 million), unused commitment fees and letter of credit charges of $1.7 million related to the Amended and Restated Credit Agreement (as defined below), amortization of deferred financing fees of $2.1 million and other items of $1.2 million, partially offset by interest income of $3.4 million related to interest earned on the note receivable associated with the sale of the White Stag trademark, income related to cash investments and cash collateral accounts and other miscellaneous interest income. In addition, during Fiscal 2005, $1.1 million of interest expense was capitalized to fixed assets in connection with the implementation of the new systems infrastructure. Interest expense for Fiscal 2004 included interest on the Senior Notes of $16.9 million (net of the benefit related to the 2003 and

2004 Swap Agreements of approximately $1.6 million), unused commitment fees and letters of credit charges of $2.4 million and amortization of deferred financing fees and other items of $2.4 million, partially offset by interest income of $1.9 million. Interest income primarily reflects income earned on the note receivable relating to the sales of White Stag and interest earned on invested cash balances.

Income Taxes

The effective tax rate in Fiscal 2005 was 37.2% compared to 40.1% in Fiscal 2004. The effective tax rate was higher in Fiscal 2004 due to an increase in the Company’s valuation allowance maintained against certain deferred tax assets. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and its forecast of future taxable income, in assessing the need for a valuation allowance. The underlying assumptions used in forecasting future taxable income require significant judgment and take into account the Company’s recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of the end of Fiscal 2005 and 2004, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets.

Discontinued Operations

Loss from discontinued operations was $6.0 million and $6.1 million for Fiscal 2005 and Fiscal 2004, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Capital Resources and Liquidity

Financing Arrangements

Senior Notes

On June 12, 2003, Warnaco Inc., the principal operating subsidiary of Warnaco, completed the sale of $210.0 million aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco and substantially all of Warnaco Inc.’s domestic subsidiaries (all of which are 100% owned, either directly or indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Company’s Amended and Restated Credit Agreement) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the Amended and Restated Credit Agreement) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco Inc.’s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Inc., enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at December 30, 2006. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco Inc. and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004.

On June 2, 2006, the Company purchased $5.0 million aggregate principal amount of the outstanding $210.0 million Senior Notes for total consideration of $5.2 million in the open market. In connection with the purchase, the Company recognized a loss of approximately $0.5 million related to the premium paid to repurchase the debt, which included the write-down of a proportionate share of unamortized deferred financing costs of approximately $0.3 million. The loss on extinguishment of debt is included in the Other loss (income) line item in the Company’s consolidated statement of operations.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an Interest Rate Swap Agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50 million. The 2003 Swap Agreement provides that the Company will receive interest at 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (9.46% at December 30, 2006). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

On November 5, 2004, the Company entered into a second Interest Rate Swap Agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25 million. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.69% at December 30, 2006). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature).

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 9.12% and 8.87% as of December 30, 2006 and December 31, 2005, respectively.

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and the 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the ‘‘Hedged Debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the fair value (unrealized gains (losses)) of the Company’s outstanding swap agreements:

	December 30, 2006	December 31, 2005
	(in thousands of dollars)
Unrealized loss:
2003 Swap Agreement	$(1,622)	$(1,366)
2004 Swap Agreement	(1,091)	(990)
Net unrealized loss	$(2,713)	$(2,356)

Revolving Credit Facility; Amended and Restated Credit Agreement

On February 4, 2003, the date the Company emerged from bankruptcy, the Company entered into a $275 million Senior Secured Revolving Credit Facility, which was amended on November 12, 2003, August 1, 2004 and September 15, 2005. On January 31, 2006, the revolving credit facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180 million term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of December 30, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 7.2%. The Term B Note matures on January 31, 2013. As of December 30, 2006, principal payments due under the Term B Note were $40.0 million on January 5, 2007 (reflects remaining payments due from the proceeds of the OP sale), quarterly installments of $0.45 million through March 31, 2012, $42.3 million on each of June 30, 2012 and September 30, 2012 and $34.6 million on December 31, 2012. The principal payments due under the Term B Note at December 30, 2006 reflect the use of net proceeds of $10 million received in November 2006 and $40 million received in December 2006 from the sale of the OP businesses to repay amounts outstanding under the Term B Note. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires Warnaco Inc. to repay term loan principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225 million. The $225 million revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows Warnaco to increase the maximum available borrowings under the revolving credit facility from $225 million to $375 million. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.75% at December 30, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.86% and 6.04% at December 30, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. Warnaco Inc. enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness. As part of the Amended and Restated Credit Agreement, certain covenants were modified, including financial covenants and the covenants relating to indebtedness, acquisitions, asset sales and investments. Further, certain terms and conditions under which an Event of Default (as defined in the Amended and Restated Credit Agreement) may be declared were amended.

The Amended and Restated Credit Agreement is guaranteed by the Company and its domestic subsidiaries (other than Warnaco) and the obligations under such guaranty, together with Warnaco Inc.’s obligations under the Amended and Restated Credit Agreement, are secured by a lien for the benefit of the lenders on substantially all of the assets of the Company and its domestic subsidiaries.

As of December 30, 2006, under the Amended and Restated Credit Agreement, the Company had $169.1 million outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility.

As previously disclosed, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement as of December 31, 2005, April 1, 2006 and July 1, 2006 due to the restatement of its consolidated financials statements for Fiscal 2005 and the First Quarter 2006. On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the lenders under the Amended and Restated Credit Agreement. The Company filed its Amended Annual Report on Form 10-K/A for Fiscal 2005 and its Amended Quarterly Report on Form 10-Q/A

for the First Quarter 2006 within the thirty-day waiver period. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of December 30, 2006 and February 16, 2007.

On November 6, 2006, the Company entered into an amendment to its Amended and Restated Credit Agreement to, among other things, allow for the sale of the trademarks and certain other assets of its OP businesses. See Note 3 of Notes to Consolidated Condensed Financial Statements. In connection with the OP sale and the amendment to its Amended and Restated Credit Agreement, the Company paid $10.0 million against the Term B Note principal balance in December 2006 and an additional $40.0 million against the Term B Note principal balance in January 2007 ($40.0 million classified in short-term debt at December 30, 2006). In total, these payments eliminated the previously required January 31, 2013 payment and reduced the December 31, 2012 payment to $34.6 million.

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

The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. The Company was in compliance with the covenants of the Foreign Revolving Credit Facility as of December 30, 2006 and December 31, 2005.

CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed the CKJEA Business’ outstanding debt of approximately $89.5 million. Simultaneously with the closing of the acquisition, the Company repaid approximately $44.5 million of the outstanding debt. Debt of $66.5 million at December 30, 2006 consists of short-term notes with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of December 30, 2006, the weighted average interest rate for the CKJEA Business assumed debt outstanding was approximately 4.42%. All of the CKJEA Business’ short-term notes were renewed for an additional one-year term in February 2007.

Liquidity

As of December 30, 2006, the Company had working capital of $453.6 million, cash and cash equivalents of $167.0 million, short-term debt of $108.7 million (mainly as a result of the CKJEA Acquisition), no borrowings outstanding under the revolving credit facility under the Amended and Restated Credit Agreement and no borrowings under the Foreign Revolving Credit Facility. As of December 30, 2006, the Company had $145.4 million of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $219.7 million (based upon the current borrowing base calculations) plus $65.0 million of cash collateral, less outstanding letters of credit of $139.3 million.

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

The Company’s total debt as of December 30, 2006 was $441.2 million, consisting of $205.0 million of the Senior Notes, $169.1 million of the Term B Note under the Amended and Restated Credit Agreement, $66.5 million of debt of the CKJEA Business under facilities assumed in connection with the closing of the CKJEA Acquisition and $0.6 million of other outstanding debt. The Company repaid $40.0 million of the Term B Note in January 2007, from the proceeds of the sale of the OP businesses.

The Company believes that cash available under its Amended and Restated Credit Agreement, cash available under the Foreign Revolving Credit Facility and cash to be generated from future operating activities will be sufficient to fund its operations, including capital expenditures and its share repurchase program, for the next three years. If the Company requires additional sources of capital, it will consider suspending its share repurchase program, reducing capital expenditures, seeking additional financing or selling assets to meet such requirements.

Share Repurchase Program

In July 2005, the Company’s Board of Directors authorized the Company’s share repurchase program for the repurchase of up to 3,000,000 shares of common stock. In order to comply with the terms of the applicable debt instruments (which contain certain limitations on share repurchases which can be made in a given period), the Company expects that purchases under the share repurchase program will be made over a period of three years from the date the program was approved. During Fiscal 2006, the Company repurchased 2,011,934 shares of its common stock in the open market at a total cost of approximately $43.9 million (an average cost of $21.81 per share) under the share repurchase program. During Fiscal 2005, the Company repurchased 9,151 shares of its common stock in the open market at a total cost of $0.2 million (an average cost of $24.25 per share) under the share repurchase program. The share repurchase program may be modified or terminated by the Company’s Board of Directors at any time.

Cash Flows

The following table summarizes the cash flows from the Company’s operating, investing and financing activities for Fiscal 2006, Fiscal 2005 and Fiscal 2004.

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(in thousands of dollars)
Net cash provided by (used in) operating activities:
Continuing operations	$95,461	$141,723	$62,663
Discontinued operations	(8,714)	(3,657)	(12,344)
Net cash provided by (used in) investing activities:
Continuing operations	(186,649)	(34,304)	(44,939)
Discontinued operations	(429)	(2,423)	(307)
Net cash provided by (used in) financing activities:
Continuing operations	99,682	(65)	1,637
Discontinued operations	—	—	(1,000)
Translation adjustments	3,438	(2,661)	6,421
Increase (decrease) in cash and cash equivalents	$2,789	$98,613	$12,131

For Fiscal 2006, cash provided by operating activities from continuing operations was $95.5 million compared to $141.7 million in Fiscal 2005 and $62.7 million in Fiscal 2004. The

$46.2 million decrease in cash provided by operating activities from continuing operations for Fiscal 2006 compared to Fiscal 2005 was due primarily to an increase of $50.6 million in cash required for net working capital (primarily to service inventory, accounts receivable and prepaid assets), a $21.9 million increase in the benefit for deferred income tax and an $11.5 million increase in foreign exchange gains, partially offset by a $16.7 million increase in depreciation and amortization and a $16.9 million increase in loss from discontinued operations. The Company experienced net working capital outflows of $27.6 million for Fiscal 2006 compared to net working capital inflows of $23.0 million during Fiscal 2005. The net working capital outflows for Fiscal 2006 were due to a $30.2 million increase in inventories, a $15.1 million increase in accounts receivable and a $15.9 million increase in prepaid expenses, partially offset by a $34.2 million increase in accounts payable and accrued expense.

The $79.1 million increase in cash provided by operating activities from continuing operations for Fiscal 2005 compared to Fiscal 2004 was due primarily to a $77.0 million reduction in cash required to fund net working capital (primarily inventory, accounts receivable, accounts payable and accrued liabilities). Net working capital improvements resulted in $23.0 million of net operating cash inflows in Fiscal 2005 compared to $54.0 million of net operating cash outflows in Fiscal 2004. Net inventory decreased by $4.1 million in Fiscal 2005 compared to an increase of $49.9 million in Fiscal 2004. The improvement in inventory reflects the Company’s efforts to time inventory receipts to match shipping requirements more closely. Accounts receivable decreased $5.2 million in Fiscal 2005 compared to an increase of $8.2 million in Fiscal 2004, reflecting initial shipments of Chaps into the mid-tier channel of distribution at the end of December 2004 (which had resulted in an unusually high level of accounts receivable for the Chaps business unit at the end of Fiscal 2004).

For Fiscal 2006, cash used in operating activities from discontinued operations was $8.7 million as compared to $3.7 million in Fiscal 2005 and $12.4 million in Fiscal 2004. The $5.0 million increase in cash used in operating activities from discontinued operations from Fiscal 2005 to Fiscal 2006 was due primarily to costs incurred in connection with the Company’s OP wholesale business. The $8.7 million decrease in cash used in operating activities from discontinued operations from Fiscal 2004 to Fiscal 2005 was due primarily to higher working capital needs in Fiscal 2004 and the winding down in Fiscal 2005 of businesses discontinued in Fiscal 2004 and prior.

For Fiscal 2006, cash used in investing activities from continuing operations was $186.6 million compared to $34.3 million in Fiscal 2005 and $44.9 million in Fiscal 2004. The $152.3 million increase from Fiscal 2005 to Fiscal 2006 was due primarily to $208.7 million used for business acquisitions (mainly the CKJEA Acquisition completed on January 31, 2006 (see Note 2 of Notes to Consolidated Financial Statements), partially offset by the $51.4 million of proceeds received in connection with the sale of trademarks and certain other assets of the OP businesses.

The $10.6 million decrease in cash used in investing activities from Fiscal 2004 to Fiscal 2005 was due primarily to a decrease in cash used for business acquisitions. During Fiscal 2004, the Company used $40.0 million for the purchase of OP. During Fiscal 2005, the Company used $3.4 million for business acquisitions. The decrease in cash used in Fiscal 2004 was partially offset by the sale of the assets of the ABS business unit in January 2004 for $15.2 million. The Company did not sell any business units during Fiscal 2005. Cash used in investing activities for Fiscal 2005 included the $4.3 million purchase of the Calvin Klein swimwear license (see Note 10 of Notes to Consolidated Financial Statements). In addition, purchases of property, plant and equipment increased $4.7 million for Fiscal 2005 as compared to Fiscal 2004, due primarily to capitalized costs associated with the implementation of the new systems infrastructure.

The Company had $0.4 million cash used in investing activities from discontinued operations in Fiscal 2006 compared to $2.4 million in Fiscal 2005 and $0.3 million in Fiscal 2004. The changes in cash used in investing activities from discontinued operations were due to purchases of property, plant and equipment.

For Fiscal 2006, cash provided by financing activities was $99.7 million compared to cash used in by financing activities of $0.1 million in Fiscal 2005 and cash provided by financing activities of $1.6 million in Fiscal 2004. The $99.7 million increase in cash provided by financing activities from

Fiscal 2005 to Fiscal 2006 was due primarily to $180.0 million of the Term B Note issued in connection with the CKJEA Acquisition and $21.0 million of an increase in CKJEA short-term notes payable, partially offset by $44.4 million of repayment of debt assumed in connection with the CKJEA Acquisition, $46.3 million of treasury stock purchases (primarily $43.9 million under the stock repurchase program), $10.9 million of repayment of Term B Note and $5.2 million total consideration for the purchase of Senior Notes in the principal amount of $5.0 million. In connection with the sale of the OP businesses in Fiscal 2006, the Company paid $10.0 million against the Term B Note principal balance in December 2006 and an additional $40.0 million against the Term B Note principal balance in January 2007.

The $1.7 million increase in cash used in financing activities from Fiscal 2004 to Fiscal 2005 was due primarily to an increase in payments of deferred financing costs related to the amendments to the Company’s revolving credit facility.

Cash in operating accounts primarily represents lockbox receipts not yet cleared or available to the Company, cash held by foreign subsidiaries and compensating balances required under various trade, credit and other arrangements.

Contractual Obligations

The following table summarizes the Company’s contractual commitments as of December 30, 2006:

	Payments Due by Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)
Amended and Restated Credit Agreement:
Revolving credit facility (a)	$—	$—	$—	$—	$—	$—	$—
Term B Note (a)	41,800	2,250	1,800	1,800	1,800	119,650	169,100
Senior Notes (b)	—	—	—	—	—	205,000	205,000
CKJEA short-term notes payable (c)	66,461	—	—	—	—	—	66,461
Minimum royalties (d)	40,269	44,456	44,941	41,535	41,145	423,742	636,088
Operating leases (d)	39,439	31,958	24,095	19,242	18,207	62,381	195,322
Interest payments (e)	29,352	29,242	29,116	28,990	28,864	35,194	180,758
Pension plan funding	14,646	5,900	5,844	5,829	5,835	5,292	43,346
Employment and severance contracts	5,151	1,708	36	21	314	150	7,380
Purchase obligations (f)	2,071	1,031	849	293	9	9	4,262
Trade letters of credit (g)	139,292	—	—	—	—	—	139,292
Capital leases	451	185	—	—	—	—	636
Total	$378,932	$116,730	$106,681	$97,710	$96,174	$851,418	$1,647,645

(a)	The revolving credit facility and the Term B Note under the Amended and Restated Credit Agreement mature on February 3, 2009 and January 31, 2013, respectively. There were no amounts outstanding under the revolving credit facility as of December 30, 2006 and therefore, no maturity amount is included in the commitments table. See ‘‘—Capital Resources and Liquidity—Financing Arrangements—Senior Notes’’ and Note 12 of Notes to Consolidated Financial Statements. The schedule above reflects $40.0 million of payments made in January 2007 on the Term B Note from proceeds on the sale of the OP businesses.

(b)	The Senior Notes mature on June 15, 2013. See ‘‘—Capital Resources and Liquidity—Financing Arrangements—Senior Notes’’ and Note 12 of Notes to Consolidated Financial Statements.

(c)	All of the CKJEA short-term notes payable were renewed for an additional one-year term in February 2007.

(d)	See Note 15 of Notes to Consolidated Financial Statements.

(e)	Reflects expected interest obligations after considering required minimum repayments of the related debt. Interest on variable rate debt instruments is estimated based upon rates in effect at December 30, 2006. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.

(f)	Represents contractual commitments for goods or services not received or recorded on the Company’s consolidated balance sheet. See Note 15 of Notes to Consolidated Financial Statements.

(g)	Trade letters of credit represent obligations, in the ordinary course of business, for inventory purchases.

Seasonality

The Company’s Swimwear business is seasonal; approximately 67.1% of the Swimwear Group’s net revenues were generated in the first half of Fiscal 2006. The consolidated operations of the Company are somewhat seasonal. In Fiscal 2006, approximately 49.2% of the Company’s net revenues were generated in the first half of the fiscal year. The working capital needs of the Swimwear Group are highest during the periods when the Company’s other businesses have their lowest working capital requirements. Sales and earnings from the Company’s other groups and business units are generally expected to be somewhat higher in the second half of the fiscal year.

The following sets forth the net revenues, operating income and net cash flow from operating activities generated for each quarter of Fiscal 2006 and Fiscal 2005.

	For the Three Months Ended				For the Three Months Ended
	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
	(in millions of dollars)
Net revenues	$453.2	$445.5	$448.2	$480.6	$431.4	$368.3	$321.5	$354.5
Operating income	36.9	16.7	35.6	41.1	52.2	18.0	18.1	19.1
Cash flow provided by (used in) operating activities	(20.1)	104.6	(10.7)	12.9	(12.6)	118.1	9.3	23.3

Inflation

The Company does not believe that the relatively moderate levels of inflation in the U.S., Canada and Western Europe have had a significant effect on its net revenues or its profitability in any of the last three fiscal years. The Company believes that, in the past, it has been able to offset such effects by increasing prices on certain items or instituting improvements in productivity. Mexico historically has been subject to high rates of inflation; however, the effects of inflation on the operation of the Company’s Mexican subsidiaries have not had a material effect on the results of the Company in any of the last three fiscal years.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (‘‘SFAS 151’’). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material

(spoilage). SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 was effective January 1, 2006 for the Company. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. As previously disclosed, the Company restated its consolidated financial statements for the Fourth Quarter 2005 and Fiscal 2005 in accordance with the provisions of SFAS 154.

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

In June 2006, the FASB issued Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in the first quarter of fiscal 2007. The Company estimates that the adoption of FIN 48 will reduce opening retained earnings by approximately $1.0 to $3.0 million. Additionally, the Company’s deferred tax assets and related valuation allowance will be reduced by approximately $55.0 to $75.0 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands the definition about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2008. The Company is currently in the process of evaluating the impact, if any, the adoption will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (‘‘SFAS 158’’). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur. In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures are effective as of the fiscal year ending after December 15, 2006 (as of December 30, 2006 for the Company). See Note 7 of Notes to Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will be required to adopt this requirement as of the end of fiscal 2008. The Company does not expect the adoption of this requirement to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘‘SAB 108’’). SAB 108 provides interpretive guidance on the consideration of the effects of prior year uncorrected misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify misstatements using both an income statement (‘‘rollover’’) and balance sheet (‘‘iron curtain’’) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 (December 30, 2006 for the Company). The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 159 on its financial statements.

Statement Regarding Forward-Looking Disclosure

This Annual Report on Form 10-K, as well as certain other written, electronic and oral disclosures made by the Company from time to time, contains ‘‘forward-looking statements’’ within the meaning of Rule 3b-6 of the Securities Exchange Act of 1934, as amended, Rule 175 of the Securities Act and relevant legal decisions. The forward-looking statements involve risks and uncertainties and reflect, when made, the Company’s estimates, objectives, projections, forecasts, plans, strategies, beliefs, intentions, opportunities and expectations. Actual results may differ materially from anticipated results or expectations and investors are cautioned not to place undue reliance on any forward-looking statements. Statements other than statements of historical fact are forward-looking statements. These forward-looking statements may be identified by, among other things, the use of forward-looking language, such as the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘project,’’ ‘‘scheduled to,’’ ‘‘seek,’’ ‘‘should,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ or the negative of those terms, or other similar words and phrases or by discussions of intentions or strategies.

The following factors, among others, including those described in this Annual Report on Form 10-K under the heading Item 1A. Risk Factors (as such disclosure may be modified or supplemented from time to time), could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by it: economic conditions that affect the apparel industry; the Company’s failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences; further declines in prices in the apparel industry; declining sales resulting from increased competition in the Company’s markets; increases in the prices of raw materials; events which result in difficulty in procuring or producing the Company’s products on a cost-effective basis; the effect of laws and regulations, including those relating to labor, workplace and the environment; changing international trade regulation, including as it relates to the imposition or elimination of quotas on imports of textiles and apparel; the Company’s ability to protect its intellectual property or the costs incurred by the Company related thereto; the Company’s dependence on a limited number of customers; the effects of consolidation in the retail sector; the Company’s dependence on license agreements with third parties; the Company’s dependence on the reputation of its brand names, including, in particular, Calvin Klein; the Company’s exposure to conditions in overseas markets in connection with the Company’s foreign operations and the sourcing of products from foreign third-party vendors; the Company’s foreign currency exposure; the Company’s history of insufficient disclosure controls and procedures and internal controls and restated financial statements; unanticipated future internal control deficiencies or weaknesses or ineffective disclosure controls and procedures; the effects of fluctuations in the value of investments of the Company’s pension plan: the sufficiency of cash to fund operations, including capital expenditures; the Company’s ability to service its indebtedness, the effect of changes in interest rates on the Company’s indebtedness that is subject to floating interest rates and the limitations imposed on the Company’s operating and financial flexibility by the agreements governing the Company’s indebtedness; the Company’s dependence on its senior management team and other key personnel; disruptions in the Company’s operations caused by difficulties with the new systems infrastructure; the limitations on purchases under the Company’s share repurchase program contained in the Company’s debt instruments, the number of shares that the Company purchases under such program and the prices paid for such shares; the Company’s inability to achieve its strategic objectives, including gross margin, SG&A and operating profit margin goals, as a result of one or more of the factors described above or otherwise: the failure of newly acquired businesses to generate expected levels of revenues; the failure of the Company to successfully integrate such businesses with its existing businesses (and as a result, not achieving all or a substantial portion of the anticipated benefits of such acquisitions); and such newly acquired businesses being adversely affected, including by one or more of the factors described above, and thereby failing to achieve anticipated revenues and earnings growth.

The Company encourages investors to read the section entitled Item 1A. Risk Factors and the discussion of the Company’s critical accounting policies under ‘‘Discussion of Critical Accounting Policies’’ included in this Annual Report on Form 10-K, as such discussions may be modified or supplemented by subsequent reports that the Company files with the SEC. This discussion of forward-looking statements is not exhaustive but is designed to highlight important factors that may affect actual results. Forward-looking statements speak only as of the date on which they are made, and, except for the Company’s ongoing obligation under the U.S. federal securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk primarily related to changes in hypothetical investment values under certain of the Company’s employee benefit plans, interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculation or for trading purposes.

Market Risk

The Company’s pension plan invests in marketable equity and debt securities, mutual funds and pooled investment accounts, limited partnerships and cash accounts. These investments are subject to changes in the market value of individual securities and interest rates as well as changes in the overall economy. Changes in the value of the pension plan’s investment portfolio are directly reflected in the Company’s consolidated statement of operations through pension expense and in the Company’s consolidated balance sheet as a component of accrued pension liability. See Note 1 and Note 7 of Notes to Consolidated Financial Statements for a discussion of the Company’s pension plan and related accounting policies. The total value of the pension plan’s investment portfolio was $125.2 million at December 30, 2006. A hypothetical 10% increase/decrease in the value of the Company’s pension plan investment portfolio would result in a decrease/increase in pension expense of $12.5 million. The Company estimates pension expense on an interim basis assuming a long-term rate of return on pension plan investments of 8%, net of pension plan expenses. A 1% increase/decrease in the actual return earned on pension plan assets (an increase in the return on plan assets from 8% to 9% or a decrease in the return on plan assets from 8% to 7%) would result in a decrease/increase of approximately $1.4 million in pension expense (increase/decrease in pension income) for 2007. The actual return on pension plan assets, net of pension plan expenses, for Fiscal 2006 was approximately 8.5%.

During Fiscal 2005, the Company adopted a non-qualified deferred compensation plan. Liabilities accrued for the plan’s participants are based on the participants’ contributions and the market values of hypothetical investments approved by the Company that are selected by the participants. Increases and decreases in liabilities attributable to changes in the market values of the participants’ hypothetical investments are reflected in the Company’s statement of operations. As of December 30, 2006, the total liability accrued attributable to participants’ accounts was $0.7 million. A hypothetical increase of 10% in the value of participants’ hypothetical investment accounts (which would increase the accrued liability related to the deferred compensation plan) would not have had a material effect on the Company’s balance sheet or statement of operations for Fiscal 2006.

Interest Rate Risk

The Company has market risk from exposure to changes in interest rates on its 2003 and 2004 Swap Agreements with notional amounts totaling $75.0 million and the $169.1 million of loans outstanding at December 30, 2006 under the Term B Note under its Amended and Restated Credit Agreement. The Company is not exposed to interest rate risk on its Senior Notes or revolving credit facility under the Amended and Restated Credit Agreement because the interest rate on the Senior Notes is fixed at 8 7/8% per annum and the Company had no borrowings outstanding under the revolving credit facility as of December 30, 2006. With respect to the 2003 and 2004 Swap Agreements, a hypothetical 10% increase in interest rates would have had an annual unfavorable impact of $0.7 million and $0.4 million in Fiscal 2006 and 2005, respectively, on the Company’s income from continuing operations before provision for income taxes. A hypothetical 10% increase in interest rates for the loans outstanding under the Term B Note would have had an unfavorable effect of $1.2 million for Fiscal 2006 on the Company’s income from continuing operations before provision for income taxes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Financing Arrangements ’’ and Note 12 of Notes to Consolidated Financial Statements.’’

Foreign Exchange Risk

The Company has foreign currency exposures primarily related to buying in currencies other than the functional currency in which it operates. These exposures are primarily concentrated in the Company’s Canadian, Central and South American and European operations, which accounted for approximately 32.7% of the Company’s total net revenues for Fiscal 2006. These foreign operations of the Company purchase products from suppliers denominated in U.S. dollars. Total purchases of products made by foreign subsidiaries denominated in U.S. dollars amounted to approximately $147.6 million for Fiscal 2006. A hypothetical decrease of 10% in the value of these foreign currencies relative to the U.S. dollar would have increased cost of goods sold (which would decrease operating income) by $14.8 million for Fiscal 2006.

As of December 30, 2006, the Company was not party to any foreign currency exchange contracts.

In January 2006, in connection with the CKJEA Acquisition, the Company entered into a euro forward purchase contract to purchase approximately €146.0 million for $180.0 million. Changes in the euro to U.S. dollar exchange rate at the close of the business on the purchase date compared to the euro forward purchase contract exchange rate and exchange rates specified in the purchase agreement resulted in a net exchange loss of approximately $1.6 million which the Company recorded during Fiscal 2006 as part of other (income) expense.

Item 8.    Financial Statements and Supplementary Data.

The information required by Item 8 of Part II is incorporated by reference to the Consolidated Financial Statements filed with this Annual Report on Form 10-K. See Item 15 Exhibits, Financial Statement Schedules.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a)    Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, the Company has included Management’s Annual Report on Internal Control Over Financial Reporting (the ‘‘Management Report’’) in this Annual Report on Form 10-K. Deloitte & Touche LLP, the independent registered public accounting firm of the Company, has audited management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Management Report appears on page F-1 and the report of Deloitte & Touche LLP appears on pages F-2 to F-3 of this Annual Report on Form 10-K under the captions ‘‘Management’s Annual Report on Internal Control Over Financial Reporting’’ and ‘‘Report of Independent Registered Public Accounting Firm’’ and are incorporated herein by reference. Management notes that, in accordance with the guidance of the Division of Corporation Finance and Office of the Chief Accountant of the SEC contained in the Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the Company has excluded the CKJEA Business’ internal control over financial reporting in its evaluation of internal control over financial reporting as of December 30, 2006. As described elsewhere in this Annual Report on Form 10-K, the CKJEA Business was acquired on January 31, 2006. Total revenues and operating income for the CKJEA Business were $314.2 million and $22.0 million, respectively, for the period January 31, 2006 to December 30, 2006 (representing approximately 17.2% and 16.9% of the Company’s revenues and operating income, respectively, for Fiscal 2006) and total assets of the CKJEA Business were $555.6 million as of December 30, 2006 (representing approximately 33.0% of the Company’s total assets at December 30, 2006).

(c)    Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Fourth Quarter 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than changes in internal control relating to (i) the remediation of material weaknesses identified in prior periods, (ii) the integration of the CKJEA Business and (iii) the implementation of a new systems infrastructure, all as discussed below.

Remediation of Previously Disclosed Material Weaknesses

As previously reported, the Company restated its financial statements for the Fourth Quarter 2005, Fiscal 2005 and the First Quarter 2006. The restatements had been required to correct for certain irregularities primarily related to the accounting for certain return authorizations and customer allowances at the Company’s Chaps menswear division (with respect to restatements of the Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006) and accounting errors related to customer invoicing in the Company’s Swimwear Group resulting from the implementation of the new systems infrastructure at the Swimwear Group (with respect to restatement of the First Quarter 2006).

In connection with the restatements and as previously disclosed, the Company had identified certain material weaknesses in its internal control over financial reporting. Specifically, the Company had concluded that: (i) the failure of the Company’s controls related to the financial closing and reporting process to detect the Chaps accounting irregularities constituted a material weakness in the Company’s internal control over financial reporting that existed as of December 31, 2005, April 1, 2006 and July 1, 2006; and (ii) the failure of the Company’s controls related to the financial closing and reporting process to detect the accounting errors related to customer invoicing in the Swimwear Group constituted a material weakness that existed as of April 1, 2006 and July 1, 2006.

During the financial closing process for the three months ended September 30, 2006, the Company determined that the material weakness in the financial closing and reporting process at the Company’s Swimwear Group also caused a failure to detect errors in the recording of inventory consumption and cost of goods sold transactions as of April 1, 2006, July 1, 2006 and September 30, 2006. Specifically, the implementation of the new systems infrastructure at the Company’s Swimwear Group in January 2006 resulted in the temporary absence of the timely availability of reports, reconciliations and other control procedures in the periods following the implementation. The accounting errors in the recording of inventory consumption and cost of goods sold transactions did not have a material effect on the Company’s financial statements for any period.

A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During Fiscal 2006, the Company undertook the following actions which it believes effectively remediated the material weaknesses.

(i) With respect to the Chaps accounting irregularities, such remediation actions involved changes in personnel, greater emphasis and attention to monitoring controls to ensure individuals responsible for the preparation of financial statements are fully aware of arrangements regarding return authorizations and customer allowances, and education of sales personnel as to the appropriate treatments of sales returns and customer allowances under U.S. GAAP. Remediation actions were completed and related controls were tested in the Fourth Quarter 2006.

(ii) With respect to the errors related to customer invoicing in the Swimwear Group, such remediation actions consisted of the development of exception reports to identify transactions where customer pricing data is inconsistent, timely review and resolution of exceptions identified by such reports by management and additional user training. The exception reports were developed and the new control procedures were implemented during the second and third quarters of Fiscal 2006. Remediation actions were completed and related controls were tested in the Fourth Quarter 2006.

(iii) With respect to the errors related to the recording of inventory consumption and cost of goods sold transactions in the Swimwear Group, such remediation actions consisted of the development of reports and routines that allow for timely analysis of exceptions and reconciliation of inventory and cost of good sold accounts. Remediation actions also included additional Swimwear Group physical inventory counts and reconciliation of the count results. Remediation actions were completed and related controls were tested in the Fourth Quarter 2006.

Integration of CKJEA Business

As described elsewhere in this Annual Report on Form 10-K, on January 31, 2006, the Company completed the CKJEA Acquisition. During Fiscal 2006, the Company continued implementing integration activities related to the CKJEA Acquisition, including further review of the controls and procedures of the acquired business. As of December 30, 2006, the Company was continuing its process of documenting and testing the CKJEA Business’ internal controls over financial reporting for effectiveness. The Company continues to identify changes in process, systems and documentation that it expects to undertake as part of the inclusion of the acquired business in the Company’s Sarbanes-Oxley Section 404 assessment, and is implementing steps to strengthen the control environments of the acquired business. As noted above, the Company has excluded the CKJEA Business’ internal control over financial reporting in its evaluation of internal control over financial reporting at December 30, 2006.

Implementation of New Systems Infrastructure

During Fiscal 2006, the Company implemented a new systems infrastructure in its Swimwear Group in the U.S. and Canada, and certain of its U.S. shared service departments. In connection with the implementation of the new systems infrastructure (and the associated conversion of data and processes to the new system infrastructure), the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and to take advantage of enhanced automated controls provided by the new systems infrastructure. Testing of these internal controls over financial reporting for effectiveness was completed in the Fourth Quarter 2006.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Part III is incorporated by reference from Executive Officers of the Registrant in Item 1 of Part I included herein and from the Proxy Statement of The Warnaco Group, Inc., relating to the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2006 year-end.

Item 11.    Executive Compensation.

The information required by Item 11 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2006 year-end.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2006 year-end.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2006 year-end.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 of Part III is incorporated by reference from the Proxy Statement of The Warnaco Group, Inc., relating to the 2007 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the Fiscal 2006 year-end.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

PAGE
(a) 1. The Consolidated Financial Statements of The Warnaco Group, Inc.
Management’s Annual Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	F-5
Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-6
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-7
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-8-F-9
Notes to Consolidated Financial Statements	F-10-F-57
2. Financial Statement Schedule
Schedule II. Valuation and Qualifying Accounts and Reserves	A-1

All other schedules for which provision is made in the applicable accounting regulations of the SEC which are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.    List of Exhibits.

Exhibit No.	Description of Exhibit
2.1	First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.’s Form 10-Q filed on November 18, 2002).*
2.2	Disclosure Statement with respect to the First Amended Joint Plan of Reorganization of The Warnaco Group, Inc. and its Affiliated Debtors and Debtors in Possession Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 99.3 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2002).*
2.3	Stock Purchase Agreement, dated as of August 3, 2004, by and among Warnaco Inc., Ocean Pacific Apparel Corp. and Doyle & Boissiere Fund I, LLC, Anders Brag, Leo Isotolo and Richard A. Baker (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).*##**
2.4	Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 23, 2005).* **
2.5	Amendment, dated as of January 30, 2006, to the Stock Purchase Agreement, dated as of December 20, 2005, by and among Warnaco Inc., Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed February 3, 2006).*
2.6	Asset Purchase Agreement, dated as of October 31, 2006, by and among The Warnaco Group, Inc., Ocean Pacific Apparel Corp. and Iconix Brand Group, Inc. (incorporated by reference to Exhibit 2.1 to The Warnaco Group, Inc.’s Form 8-K filed November 6, 2006).* **
3.1	Amended and Restated Certificate of Incorporation of The Warnaco Group, Inc. (incorporated by reference to Exhibit 1 to the Form 8-A/A filed by The Warnaco Group, Inc. on February 4, 2003).*
3.2	Bylaws of The Warnaco Group, Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by The Warnaco Group, Inc. on April 4, 2003).*
4.1	Registration Rights Agreement, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.2	Indenture, dated as of June 12, 2003, among Warnaco Inc., the Guarantors (as defined therein) and the Trustee (as defined therein) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on August 8, 2003).*
4.3	Registration Rights Agreement, dated as of February 4, 2003, among The Warnaco Group, Inc. and certain creditors thereof (as described in the Registration Rights Agreement) (incorporated by reference to Exhibit 4.5 to The Warnaco Group, Inc.’s Form 8-K filed February 10, 2003).*
10.1	Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the Administrative Agent, the Lenders, the Issuing Banks, the Syndication Agent and Salomon Smith Barney Inc. and J.P. Morgan Securities, Inc., as joint lead managers and joint lead book managers (incorporated by reference to Exhibit 99.2 to The Warnaco Group, Inc.’s Form 8-K filed February 10, 2003).*

Exhibit No.	Description of Exhibit
10.2	Amendment No. 1, Consent and Waiver, dated as of November 12, 2003, to the Senior Secured Revolving Credit Agreement, dated as of February 4, 2003, among Warnaco Inc., The Warnaco Group, Inc., the financial institutions from time to time party thereto as lenders, the financial institutions from time to time party thereto as issuers, Citicorp North America, as administrative agent and collateral agent for the Lenders and the Issuers, JPMorgan Chase Bank, as syndication agent for the Lenders and the Issuers and Bank of America, NA, The CIT Group/Commercial Services Inc., and Congress Financial Corporation (Central), each as a co-documentation agent for the Lenders and Issuers (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*
10.3	Amendment No. 2, dated as of August 1, 2004, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).*
10.4	Amendment No. 3, dated as of September 15, 2005, to the Credit Agreement, dated as of February 4, 2003 (as amended by Amendment No. 1, Consent and Waiver dated as of November 12, 2003, as further amended by that certain Amendment No. 2 dated as of August 1, 2004), among Warnaco Inc., The Warnaco Group, Inc., the Lenders, the Issuers, Citicorp North America, as Administrative Agent, JPMorgan Chase Bank, as Syndication Agent and Bank of America, N.A., The CIT Group/Commercial Services, Inc., and Congress Financial Corporation (Central), as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed September 20, 2005).*
10.5	Amended and Restated Credit Agreement, dated as of January 31, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the Lenders (as defined therein), the Issuers (as defined therein), Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, NA, The CIT Group/Commercial Services, Inc. and Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), in each case, as co-documentation agents (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*
10.6	Amended and Restated Guaranty, dated as of January 31, 2006, by and among The Warnaco Group, Inc., the Subsidiary Guarantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*
10.7	Amended and Restated Pledge and Security Agreement, dated as of January 31, 2006, by and among Warnaco Inc., the other Grantors (as defined therein) and Citicorp North America, Inc., as collateral agent (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*
10.8	Intercreditor and Collateral Agency Agreement, dated as of January 31, 2006, by and among Citicorp North America, Inc., as revolving facility agent, term facility agent and collateral agent, The Warnaco Group, Inc., Warnaco Inc. and each other Loan Party (as defined therein) (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K/A filed February 15, 2006).*

Exhibit No.	Description of Exhibit
10.9	Waiver No. 1 to Amended and Restated Credit Agreement, dated as of August 15, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by The Warnaco Group, Inc. on August 15, 2006).*
10.10	Amendment No. 1 to the Amended and Restated Credit Agreement, dated November 6, 2006, by and among Warnaco Inc., The Warnaco Group, Inc., the lenders and issuers thereunder, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., The CIT Group/Commercial Services, Inc., Wachovia Capital Finance Corporation (Central) f/k/a Congress Financial Corporation (Central), Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by The Warnaco Group, Inc. on November 9, 2006).*
10.11	Warnaco Employee Retirement Plan (incorporated by reference to Exhibit 10.11 to The Warnaco Group, Inc.’s Registration Statement on Form S-1 (File No. 33-4587)).*
10.12	The Warnaco Group, Inc. 2003 Stock Incentive Plan (incorporated by reference to Appendix D to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.13	The Warnaco Group, Inc. Incentive Compensation Plan (incorporated by reference to Appendix E to The Warnaco Group, Inc.’s Proxy Statement filed April 29, 2003).*
10.14	The Warnaco Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Annex A to The Warnaco Group, Inc.’s 2005 Proxy Statement on Schedule 14A filed on April 12, 2005).*
10.15	The Warnaco Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed April 28, 2005).*
10.16	2007 Directors’ Compensation. †
10.17	2007 Non-Employee Directors Deferred Compensation Plan. †
10.18	Amended and Restated 2007 Non-Employee Directors Deferred Compensation Plan. †
10.19	2006 Directors’ Compensation (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed March 6, 2006).*
10.20	2005 Directors’ Compensation (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.21	2006 Base Salaries of Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.’s Form 8-K filed March 6, 2006).*
10.22	2005 Base Salaries of Named Executive Officers (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.23	2006 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.’s Form 8-K filed March 6, 2006).*
10.24	2005 Performance Bonus Targets for Named Executive Officers (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.25	2005 Bonus Awards (incorporated by reference to Item 1.01 to The Warnaco Group, Inc.’s Form 8-K filed March 6, 2006).*
10.26	2004 Bonus Awards (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.27	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.28	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*
10.29	Form of Restricted Stock Unit Award Agreement for Joseph R. Gromek (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed May 25, 2005).*

Exhibit No.	Description of Exhibit
10.30	Form of The Warnaco Group, Inc. 2005 Stock Incentive Plan Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.8 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.31	Offer Letter and Employee Waiver, Release and Discharge of Claims pursuant to the Key Domestic Employee Retention Plan for Stanley P. Silverstein, dated November 26, 2001 (incorporated by reference to Exhibit 10.41 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*
10.32	Employment Agreement, dated as of December 22, 2004, by and between The Warnaco Group, Inc. and Joseph R. Gromek (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed December 22, 2004).*
10.33	Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on October 30, 2003).*
10.34	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of September 11, 2003, by and between The Warnaco Group, Inc. and Lawrence R. Rutkowski (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.35	Letter Agreement, dated as of April 16, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed May 10, 2005).*
10.36	Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).*
10.37	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 21, 2004, by and between The Warnaco Group, Inc. and Frank Tworecke (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.38	Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).*
10.39	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of June 15, 2004, by and between The Warnaco Group, Inc. and Helen McCluskey (incorporated by reference to Exhibit 10.7 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.40	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Roger A. Williams (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.41	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Stanley P. Silverstein (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.42	Employment Agreement, dated as of August 11, 2005, by and between The Warnaco Group, Inc. and Jay A. Galluzzo (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*
10.43	Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed April 8, 2005).*
10.44	Amendment, dated as of August 11, 2005, to the Letter Agreement, dated as of April 6, 2005, by and between The Warnaco Group, Inc. and Dwight Meyer (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 8-K filed August 12, 2005).*

Exhibit No.	Description of Exhibit
10.45	Employment Agreement, dated as of September 12, 2005 by and between The Warnaco Group, Inc. and Elizabeth Wood (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 8-K filed September 14, 2005).*
10.46	Amended and Restated License Agreement, dated as of January 1, 1996, between Polo Ralph Lauren, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.4 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*
10.47	Amended and Restated Design Services Agreement, dated as of January 1, 1996, between Polo Ralph Lauren Enterprises, L.P. and Warnaco Inc. (incorporated by reference to Exhibit 10.5 to The Warnaco Group, Inc.’s Form 10-Q filed November 14, 1997).*
10.48	License Agreement and Design Services Agreement Amendment and Extension, dated as of September 19, 2003, by and among PRL USA, Inc., as successor to Polo Ralph Lauren L.P., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, as successor to Polo Ralph Lauren L.P., and Warnaco Inc. and Warnaco of Canada Company (incorporated by reference to Exhibit 10.2 to The Warnaco Group, Inc.’s Form 10-Q filed November 18, 2003).*#
10.49	License Agreement, dated as of August 4, 1994, between Calvin Klein, Inc. and Calvin Klein Jeanswear Company (incorporated by reference to Exhibit 10.20 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.50	Amendment to the Calvin Klein License Agreement, dated as of December 7, 1994 (incorporated by reference to Exhibit 10.21 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.51	Amendment to the Calvin Klein License Agreement, dated as of January 10, 1995 (incorporated by reference to Exhibit 10.22 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.52	Amendment to the Calvin Klein License Agreement, dated as of February 28, 1995 (incorporated by reference to Exhibit 10.23 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.53	Amendment to the Calvin Klein License Agreement, dated as of April 22, 1996 (incorporated by reference to Exhibit 10.38 to Designer Holdings, Ltd.’s Registration Statement on Form S-1 (File No. 333-02236)).*
10.54	Amendment and Agreement, dated June 5, 2003, by and among Calvin Klein, Inc., Phillips-Van Heusen Corporation, Warnaco Inc., Calvin Klein Jeanswear Company, and CKJ Holdings Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-4/A (File No. 333-107788) filed by The Warnaco Group, Inc. and certain of its subsidiaries on December 18, 2003).*##
10.55	Consent and Amendment No. 1 to the Facility Agreement, dated as of February 5, 2002 (incorporated by reference to Exhibit 10.49 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*
10.56	Speedo Settlement Agreement, dated November 25, 2002, by and between Speedo International Limited and Authentic Fitness Corporation, Authentic Fitness Products, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.28 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*
10.57	Amendment to the Speedo Licenses, dated as of November 25, 2002, by and among Speedo International Limited, Authentic Fitness Corporation and Authentic Fitness Products, Inc. (incorporated by reference to Exhibit 10.29 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*##
10.58	Settlement Agreement, dated January 22, 2001, by and between Calvin Klein Trademark Trust, Calvin Klein, Inc. and Calvin Klein and Linda Wachner, The Warnaco Group, Inc., Warnaco Inc., Designer Holdings, Ltd, CKJ Holdings, Inc., Jeanswear Holdings Inc., Calvin Klein Jeanswear Company and Outlet Holdings, Inc. (incorporated by reference to Exhibit 10.57 to The Warnaco Group, Inc.’s Form 10-K filed July 31, 2002).*##

Exhibit No.	Description of Exhibit
10.59	License Agreement, dated as of March 1, 2003, by and between Nautica Apparel, Inc. and Authentic Fitness Corporation (incorporated by reference to Exhibit 10.31 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*##
10.60	Settlement Agreement, dated November 15, 2002, by and among Linda J. Wachner, the Debtors, the Bank of Nova Scotia and Citibank, N.A. in their capacity as Debt Coordinators for the Debtors’ Prepetition Secured Lenders and the Official Committee of Unsecured Creditors of the Debtors (incorporated by reference to Exhibit 10.38 to The Warnaco Group, Inc.’s Form 10-K filed April 4, 2003).*
10.61	Acquisition Agreement, dated as of March 14, 1994, by and among Calvin Klein, Inc., The Warnaco Group, Inc. and Warnaco Inc. (incorporated by reference to Exhibit 10.6 to The Warnaco Group, Inc.’s Form 10-Q filed on May 24, 1994).*
10.62	License Agreement, dated as of June 21, 2004, by and between The Warnaco Group, Inc. and Michael Kors (USA), Inc. (incorporated by reference to Exhibit 10.3 to The Warnaco Group, Inc.’s Form 10-Q filed August 6, 2004).*##
10.63	License Agreement, dated as of July 26, 2004, by and between Calvin Klein, Inc. and Warnaco Swimwear Inc. (incorporated by reference to Exhibit 10.1 to The Warnaco Group, Inc.’s Form 10-Q filed November 10, 2004).*##
10.64	License Agreement, dated as of December 1, 2004, by and between The Warnaco Group, Inc. and SAP America, Inc. (incorporated by reference to Exhibit 10.46 to The Warnaco Group, Inc.’s Form 10-K filed March 17, 2005) *#
10.65	Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.62 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.66	Amendment and Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and the CKJ Entities (as defined therein), with respect to the Amended and Restated License Agreement, dated as of January 1, 1997, by and between Calvin Klein, Inc. and Calvin Klein Jeanswear Asia Ltd. (incorporated by reference to Exhibit 10.63 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.67	Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.64 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.68	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A., with respect to the Amended and Restated Letter Agreement, dated as of March 6, 2002, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Asia Limited and CK Jeanswear Europe S.p.A. (incorporated by reference to Exhibit 10.65 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.69	Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.66 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.70	Letter Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., WF Overseas Fashion C.V. and CK Jeanswear Europe, S.p.A., with respect to the Amended and Restated License Agreement. dated January 1, 1997, by and between Calvin Klein, Inc. and CK Jeanswear Europe, S.p.A. (incorporated by reference to Exhibit 10.67 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*#
10.71	License Agreement, dated as of January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Apparel) (incorporated by reference to Exhibit 10.68 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##

Exhibit No.	Description of Exhibit
10.72	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A and WF Overseas Fashion C.V. (re: Bridge Accessories) (incorporated by reference to Exhibit 10.69 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.73	License Agreement, dated as of January 31, 2006, by and among Calvin, Klein, Inc., CK Jeanswear Europe S.p.A, CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Jean Accessories) (incorporated by reference to Exhibit 10.70 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
10.74	Letter Agreement, dated January 31, 2006, by and among Calvin Klein, Inc., CK Jeanswear N.V., CK Jeanswear Europe S.p.A., CK Jeanswear Asia Limited and WF Overseas Fashion C.V. (re: Bridge Store) (incorporated by reference to Exhibit 10.71 to The Warnaco Group, Inc.’s Form 10-K filed March 3, 2006).*##
12.1	Computation of Ratio of Earnings to Fixed Charges.†
21.1	Subsidiaries of The Warnaco Group, Inc. †
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Chief Executive Officer of The Warnaco Group, Inc. pursuant to Rule 13a− 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
31.2	Certification of Chief Financial Officer of The Warnaco Group, Inc. pursuant to Rule 13a− 14(a)/15d-14(a) of the Securities Exchange Act of 1934.†
32.1	Certifications of Chief Executive Officer and Chief Financial Officer of The Warnaco Group, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*	Previously filed.

**	The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any of the schedules to the Securities and Exchange Commission upon request.

†	Filed herewith.

#	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

##	Certain portions of this exhibit omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request was granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March, 2007.

THE WARNACO GROUP, INC.
By:	/s/ JOSEPH R. GROMEK
Name: Joseph R. Gromek Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ JOSEPH R. GROMEK	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2007

(Joseph R. Gromek)

/s/ LAWRENCE R. RUTKOWSKI	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2007

(Lawrence R. Rutkowski)

/s/ CHARLES R. PERRIN	Non-Executive Chairman of the Board of Directors	March 7, 2007

(Charles R. Perrin)

/s/ DAVID A. BELL	Director	March 7, 2007

(David A. Bell)

/s/ ROBERT A. BOWMAN	Director	March 7, 2007

(Robert A. Bowman)

/s/ RICHARD KARL GOELTZ	Director	March 7, 2007

(Richard Karl Goeltz)

/s/ SHEILA A. HOPKINS	Director	March 7, 2007

(Sheila A. Hopkins)

/s/ NANCY A. REARDON	Director	March 7, 2007

(Nancy A. Reardon)

/s/ DONALD SEELEY	Director	March 7, 2007

(Donald Seeley)

/s/ CHERYL NIDO TURPIN	Director	March 7, 2007

(Cheryl Nido Turpin)

MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

The Company notes that, in making its assessment, management excluded the internal control over financial reporting of the CKJEA Business, which, as described elsewhere in this Annual Report on Form 10-K, the Company acquired on January 31, 2006. The CKJEA Business was excluded from management’s assessment in accordance with the guidance of the Division of Corporation Finance and Office of the Chief Accountant of the Securities and Exchange Commission (‘‘SEC’’) contained in the Frequently Asked Questions (revised October 6, 2004) regarding Management’s Report on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. For the period January 31, 2006 to December 30, 2006, the CKJEA Business had total revenues of $314.2 million (approximately 17.2% of total Company net revenues for Fiscal 2006) and operating income of $22.0 million (approximately 16.9% of total Company operating income for Fiscal 2006). Total assets for the CKJEA Business were $555.6 million as of December 30, 2006 (approximately 33.0% of total Company assets as of December 30, 2006).

Based on this assessment, management concluded that, as of December 30, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears on pages F-2 and F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Warnaco Group, Inc.
New York, New York

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that The Warnaco Group, Inc. and subsidiaries (the ‘‘Company’’), maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Calvin Klein Jeans Business in Europe and Asia, which was acquired on January 31, 2006 and whose financial statements constitute 41.5 percent and 33.0 percent of net and total assets, respectively, 17.2 percent of revenues, and 16.9 percent of operating income of the consolidated financial statement amounts as of and for the year ended December 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at Calvin Klein Jeans Business in Europe and Asia. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended December 30, 2006 of The Warnaco Group, Inc. and subsidiaries and our report dated March 7, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the valuation of limited partnership investments, a change in the method of accounting for stock based compensation and a change in the method of accounting for its defined benefit pension and other postretirement plans.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Warnaco Group, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of The Warnaco Group, Inc. and subsidiaries (the ‘‘Company’’) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Warnaco Group, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7, the consolidated financial statements include limited partnership investments of the Company’s U.S. Pension Plan whose values have been estimated by the management of the limited partnerships as reported to the U.S. Pension Plan trustee in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation expense to conform to FASB Statement No. 123(R), Share-Based Payment.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company changed its method of accounting for its defined benefit pension and other postretirement plans to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2007

THE WARNACO GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, excluding per share data)

	December 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$166,990	$164,201
Accounts receivable, less reserves of $87,064 and $51,417 as of December 30, 2006 and December 31, 2005, respectively	294,993	210,204
Assets held for sale	669	1,112
Inventories	407,617	325,988
Assets of discontinued operations	5,657	—
Prepaid expenses and other current assets	63,861	43,797
Deferred income taxes	8,413	2,666
Total current assets	948,200	747,968
Property, plant and equipment, net	122,628	116,995
Other assets:
Licenses, trademarks and other intangible assets, net	472,386	302,173
Deferred financing costs, net	11,476	10,928
Notes receivable	—	1,072
Deferred income taxes	17,558	3,736
Other assets	7,576	7,136
Goodwill	101,151	30,043
Total assets	$1,680,975	$1,220,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$108,739	$—
Accounts payable	199,310	126,333
Accrued liabilities	123,680	90,395
Accrued pension obligations	13,893	12,919
Liabilities of discontinued operations	7,527	—
Accrued income taxes payable	40,194	21,969
Deferred income taxes	980	1,588
Total current liabilities	494,323	253,204
Long-term debt	332,458	210,000
Deferred income taxes	124,883	74,466
Retirement obligations	17,261	33,039
Other long-term liabilities	29,136	19,855
Commitments and contingencies (See Notes 2, 3, 4, 6, 7, 12, 15, 16, 18 and 19)
Stockholders’ equity:
Preferred stock (See Note 13)	—	—
Common stock: $0.01 par value, 112,500,000 shares authorized, 46,985,925 and 46,146,869 issued as of December 30, 2006 and December 31, 2005, respectively	470	461
Additional paid-in capital	555,734	533,565
Accumulated other comprehensive income	31,453	4,668
Retained earnings	142,596	91,846
Treasury stock, at cost 2,161,225 and 42,498 shares as of December 30, 2006 and December 31, 2005, respectively	(47,339)	(1,053)
Total stockholders’ equity	682,914	629,487
Total liabilities and stockholders’ equity	$1,680,975	$1,220,051

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net revenues	$1,827,486	$1,475,735	$1,406,408
Cost of goods sold	1,135,314	974,867	937,876
Gross profit	692,172	500,868	468,532
Selling, general and administrative expenses	551,064	388,366	368,640
Amortization of intangible assets	12,269	4,020	2,805
Pension expense (income)	(1,764)	1,563	(6,784)
Restructuring expense (income)	291	(503)	5,130
Operating income	130,312	107,422	98,741
Other (income) loss	(2,919)	1,019	(2,197)
Interest expense, net	35,690	18,082	19,818
Income from continuing operations before provision for income taxes	97,541	88,321	81,120
Provision for income taxes	23,930	32,820	32,527
Income from continuing operations	73,611	55,501	48,593
Loss from discontinued operations, net of taxes	(22,861)	(6,009)	(6,076)
Net income	$50,750	$49,492	$42,517
Basic income (loss) per common share:
Income from continuing operations	$1.61	$1.21	$1.07
Loss from discontinued operations	(0.50)	(0.13)	(0.13)
Net income	$1.11	$1.08	$0.94
Diluted income (loss) per common share:
Income from continuing operations	$1.57	$1.19	$1.05
Loss from discontinued operations	(0.49)	(0.13)	(0.13)
Net income	$1.08	$1.06	$0.92
Weighted average number of shares outstanding used in computing income (loss) per common share:
Basic	45,719,910	45,872,308	45,418,069
Diluted	46,882,399	46,804,053	46,178,535

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 3, 2004	$452	$509,117	$11,591	$(163)	$(385)	$520,612
Net income				42,517		42,517
Foreign currency translation adjustments			3,988			3,988
Unrealized loss on marketable securities, net of tax			(18)			(18)
Comprehensive income						46,487
Purchase of treasury stock related to stock compensation plans					(1,030)	(1,030)
Stock issued in connection with stock compensation plans	4	2,353			1,402	3,759
Compensation expense in connection with employee stock compensation plans		7,121				7,121
Balance at January 1, 2005	456	518,591	15,561	42,354	(13)	576,949
Net income				49,492		49,492
Foreign currency translation adjustments			(11,039)			(11,039)
Other			146			146
Comprehensive income						38,599
Stock issued in connection with stock compensation plans	5	3,462				3,467
Compensation expense in connection with employee stock compensation plans		11,512				11,512
Purchase of treasury stock related to stock compensation plans					(818)	(818)
Repurchases of common stock					(222)	(222)
Balance at December 31, 2005	461	533,565	4,668	91,846	(1,053)	629,487
Net income				50,750		50,750
Foreign currency translation adjustments			29,572			29,572
Adjustment to initially apply SFAS 158			(2,545)			(2,545)
Other			(242)			(242)
Comprehensive income						77,535
Stock issued in connection with stock compensation plans	9	7,285				7,294
Compensation expense in connection with employee stock compensation plans		14,884				14,884
Purchase of treasury stock related to stock compensation plans					(2,408)	(2,408)
Repurchases of common stock					(43,878)	(43,878)
Balance at December 30, 2006	$470	$555,734	$31,453	$142,596	$(47,339)	$682,914

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cash flows from operating activities:
Net income	$50,750	$49,492	$42,517
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	22,861	6,009	6,076
Depreciation and amortization	48,394	31,665	31,895
Stock compensation	13,897	10,975	6,930
Amortization of deferred financing costs	2,568	2,228	2,268
Provision for trade and other bad debts	2,037	2,929	508
Inventory writedown	28,707	26,272	28,295
Provision (benefit) for deferred income tax	(6,316)	15,582	20,520
Foreign exchange loss (gain)	(10,465)	1,016	(1,958)
Equity in earnings of affiliate	344	(47)	—
Other	1,037	839	(27)
Landlord reimbursements	—	966	8,482
Change in operating assets and liabilities:
Accounts receivable	(17,166)	2,272	(8,733)
Inventories	(58,944)	(22,192)	(78,178)
Prepaid expenses and other assets	(15,924)	(1,586)	10,069
Accounts payable, accrued expenses and other liabilities	34,191	5,192	(11,839)
Accrued income taxes	(510)	10,111	5,838
Net cash provided by operating activities from continuing operations	95,461	141,723	62,663
Net cash used in operating activities from discontinued operations	(8,714)	(3,657)	(12,344)
Net cash provided by operating activities	86,747	138,066	50,319
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	6,218	6,346	24,046
Purchase of property, plant & equipment	(35,558)	(32,902)	(28,200)
Business acquisitions, net of cash acquired	(208,661)	(3,415)	(40,785)
Proceeds from the sale of Ocean Pacific, net	51,352	—	—
Purchase of intangible asset	—	(4,333)	—
Net cash used in investing activities from continuing operations	(186,649)	(34,304)	(44,939)
Net cash used in investing activities from discontinued operations	(429)	(2,423)	(307)
Net cash used in investing activities	(187,078)	(36,727)	(45,246)

THE WARNACO GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cash flows from financing activities:
Debt issued with business acquisition – Term B Note	$180,000	$—	$—
Payment of debt assumed with business acquisition	(44,398)	—	—
Payment of deferred financing costs	(3,456)	(1,625)	(997)
Purchase of Senior Notes due 2013	(5,200)	—	—
Repayments of Term B Note	(10,900)	—	—
Proceeds from the exercise of employee stock options	7,294	3,005	3,997
Purchase of treasury stock	(46,286)	(1,040)	(1,030)
Increase in short-term CKJEA notes payable	21,021	—	—
Proceeds from the sale and leaseback of store fixtures	1,607
Other	—	(405)	(333)
Net cash provided by (used in) financing activities from continuing operations	99,682	(65)	1,637
Net cash used in financing activities from discontinued operations	—	—	(1,000)
Net cash provided by (used in) financing activities	99,682	(65)	637
Translation adjustments	3,438	(2,661)	6,421
Increase in cash and cash equivalents	2,789	98,613	12,131
Cash and cash equivalents at beginning of period	164,201	65,588	53,457
Cash and cash equivalents at end of period	$166,990	$164,201	$65,588

See Notes to Consolidated Financial Statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 1—Nature of Operations and Summary of Significant Accounting Policies

Organization: The Warnaco Group, Inc. (‘‘Warnaco Group’’ and, collectively with its subsidiaries, the ‘‘Company’’) was incorporated in Delaware on March 14, 1986 and, on May 10, 1986, acquired substantially all of the outstanding shares of Warnaco Inc. (‘‘Warnaco’’). Warnaco is the principal operating subsidiary of Warnaco Group. Warnaco Group, Warnaco and certain of Warnaco’s subsidiaries were reorganized under Chapter 11 of the U.S. Bankruptcy Code, 11 U.S.C. Sections 101-1330, as amended (the ‘‘Bankruptcy Code’’), effective February 4, 2003 (the ‘‘Effective Date’’).

Nature of Operations: The Company designs, sources, manufactures, markets and licenses a broad line of (i) sportswear for men, women and juniors (including jeanswear, knit and woven shirts, tops and outerwear); (ii) intimate apparel (including bras, panties, sleepwear, loungewear, shapewear and daywear for women and underwear and sleepwear for men); and (iii) swimwear for men, women, juniors and children (including swim accessories and fitness and active apparel). The Company’s products are sold under a number of highly recognized owned and licensed brand names. The Company offers a diversified portfolio of brands across multiple distribution channels to a wide range of customers. The Company distributes its products to customers, both domestically and internationally, through a variety of channels, including department and specialty stores, independent retailers, chain stores, membership clubs, mass merchandisers and the internet. As of December 30, 2006, the Company operated: (i) 643 Calvin Klein retail stores worldwide (consisting of 106 free-standing stores (including one on-line store) and 537 shop-in-shop/concession stores); (ii) 79 Lejaby retail stores (consisting of two free-standing stores and 77 shop-in-shop stores); and (iii) one Speedo on-line store. As of December 30, 2006, there were also 147 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

Basis of Consolidation and Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S.’’).

The Company operates on a fiscal year basis ending on the Saturday closest to December 31. The period January 1, 2006 to December 30, 2006 (‘‘Fiscal 2006’’), the period January 2, 2005 to December 31, 2005 (‘‘Fiscal 2005’’), and the period January 4, 2004 to January 1, 2005 (‘‘Fiscal 2004’’) all contained fifty-two weeks of operations.

All inter-company accounts have been eliminated in consolidation.

Use of Estimates: The Company uses estimates and assumptions in the preparation of its financial statements which affect: (i) the reported amounts of assets and liabilities at the date of the consolidated financial statements; and (ii) the reported amounts of revenues and expenses. Actual results could materially differ from these estimates. The estimates the Company makes are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluations. The Company believes that the use of estimates affects the application of all of the Company’s significant accounting policies and procedures.

Revenue Recognition: The Company recognizes revenue when goods are shipped to customers and title and risk of loss have passed, net of estimated customer returns, allowances and other discounts. The Company recognizes revenue from its consignment accounts and retail stores when goods are sold to consumers, net of allowances for future returns. The determination of allowances and returns involves the use of significant judgment and estimates by the Company. The Company bases its estimates of allowance rates on past experience by product line and account, the financial stability of its customers, the expected rate of retail sales and general economic and retail forecasts. The Company reviews and adjusts its accrual rates each month based on its current experience. During the Company’s monthly review, the Company also considers its accounts receivable collection

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

rate and the nature and amount of customer deductions and requests for promotion assistance. The Company believes it is likely that its accrual rates will vary over time and could change materially if the Company’s mix of customers, channels of distribution or product changes. Current rates of accrual for sales allowances, returns and discounts vary by customer. Revenues from the licensing or sub-licensing of certain trademarks are recognized when the underlying royalties are earned.

Cost of Goods Sold: Cost of goods sold consists of the cost of products produced or purchased and certain period costs related to the product procurement and manufacturing process. Product costs include: (i) material, direct labor and overhead (including the costs incurred by external contractors); (ii) duty, quota and related tariffs; (iii) in-bound freight and traffic costs, including inter-plant freight; (iv) procurement and material handling costs; (v) indirect production overhead including inspection, quality control, sample making, production control and planning, cost accounting and preproduction; and (vi) in-stocking costs in the Company’s warehouse (in-stocking costs may include but are not limited to costs to receive, unpack and stock product available for sale in its distribution centers). Period costs included in cost of goods sold include: (a) royalty; (b) design and merchandising; (c) prototype costs; (d) manufacturing variances (net of amounts capitalized); (e) loss on seconds; (f) provisions for inventory losses (including provisions for shrinkage and losses on the disposition of excess and obsolete inventory), and (g) direct freight charges incurred to ship finished goods to customers. Costs incurred to store, pick, pack and ship (excluding direct freight charges) inventory to customers are included in shipping and handling costs and are classified in selling, general and administrative (‘‘SG&A’’) expenses. The Company’s gross profit and gross margin may not be directly comparable to those of its competitors as income statement classifications of certain expenses may vary by company.

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks, demand deposits and investments in short-term marketable securities with maturities of 90 days or less.

Accounts Receivable: The Company maintains reserves for estimated amounts that the Company does not expect to collect from its trade customers. Accounts receivable reserves include amounts the Company expects its customers to deduct for returns, allowances, trade discounts, markdowns, amounts for accounts that go out of business or seek the protection of the Bankruptcy Code and amounts related to charges in dispute with customers. The Company’s estimate of the allowance amounts that are necessary includes amounts for specific deductions the Company has authorized and an amount for other estimated losses. Adjustments to estimate accruals for specific account allowances and negotiated settlements of customer deductions are recorded as deductions to revenue in the period the related revenue is recognized. The provision for accounts receivable allowances is affected by general economic conditions, the financial condition of the Company’s customers, the inventory position of the Company’s customers and many other factors. The determination of accounts receivable reserves is subject to significant levels of judgment and estimation by the Company’s management. If circumstances change or economic conditions deteriorate, the Company may need to increase the reserve significantly. As of December 30, 2006 and December 31, 2005, the Company recorded $87,064 and $51,417, respectively, of accounts receivable reserves.

Inventories: The Company records purchases of inventory when it assumes title and the risk of loss. The Company values its inventories at the lower of cost, determined on a first-in, first-out basis, or market. The Company evaluates its inventories to determine excess units or slow-moving styles based upon quantities on hand, orders in house and expected future orders. For those items for which the Company believes it has an excess supply or for styles or colors that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such items. The Company’s objective is to recognize projected inventory losses at the time the loss is evident rather than when the goods are ultimately sold. The Company’s calculation of the reduction in carrying value necessary for the disposition of excess inventory is highly dependent on its projections of future sales of those products and the prices it is able to obtain for such products. The Company reviews its inventory

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

position monthly and adjusts its carrying value for excess or obsolete goods based on revised projections and current market conditions for the disposition of excess and obsolete inventory. If economic conditions worsen, the Company may have to decrease its carrying value of excess or obsolete goods substantially.

Long-lived Assets: Long-lived and intangible assets (including property, plant and equipment) acquired as part of business combinations accounted for using the purchase method of accounting and long-lived and intangible assets existing at the Effective Date are recorded at fair value at the acquisition (or emergence) date based upon the appraised value of such assets, net of accumulated depreciation and amortization. The Company utilizes the work of independent third-party appraisers to assist it in determining the fair value of acquired assets based upon the planned future use of each asset or group of assets, quoted market prices where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In its determination of fair value, the Company also considers whether an asset will be sold either individually or with other assets and the proceeds the Company expects to receive from any such sale. Preliminary estimates of the fair value of acquired assets are based upon management’s estimates and preliminary appraisal reports. Adjustments to the preliminary estimates of fair value are recorded as adjustments to goodwill.

Long-lived assets acquired in the ordinary course of the Company’s operations are recorded at historical costs, net of accumulated depreciation. Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. The Company reviews its long-lived assets for possible impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived and intangible assets, which could result in impairment charges in future periods. In addition, depreciation and amortization expense is affected by the Company’s determination of the estimated useful lives of the related assets. The estimated useful lives of fixed assets and finite-lived intangible assets are based on their classification and expected usage, as determined by the Company.

Goodwill and Other Intangible Assets: Goodwill represents: (i) the amount by which the Company’s reorganization value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 141, Business Combinations, as of the Effective Date (before adjustments for reductions in valuation allowances related to deferred tax assets arising before the Effective Date); and (ii) the excess of purchase price over the fair value of net assets acquired in business combinations after the Effective Date accounted for under the purchase method of accounting. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’), goodwill is not amortized and is subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. As of December 30, 2006, the Company’s reporting units for purposes of applying the provisions of SFAS 142 are: Core Intimate Apparel (consisting of the Warner’s® /Olga® /Body Nancy Ganz®/Bodyslimmers® business units), Calvin Klein Underwear, Lejaby®, Calvin Klein Jeans, Chaps® and Swimwear. SFAS 142 requires the Company to compare the fair value of each reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized. Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Intangible assets primarily consist of licenses and trademarks. Licenses and trademarks in existence at February 4, 2003 and those acquired in business combinations under the purchase method of accounting since February 4, 2003 are recorded at their fair values net of accumulated amortization since the emergence/acquisition date. Licenses and trademarks acquired in the normal course of the Company’s operations are recorded at cost net of accumulated amortization. The majority of the Company’s license and trademark agreements cover extended periods of time, some in excess of forty years. The estimates and assumptions used in the determination of the value of indefinite-lived intangible assets will not have an effect on the Company’s future earnings unless a future evaluation of trademark or license value indicates that such asset is impaired. Pursuant to the provisions of SFAS 142, intangible assets with indefinite lives are not amortized and are subject to an annual impairment test which the Company performs in the fourth quarter of each fiscal year. The Company also reviews its indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an indefinite-lived intangible asset exceeds its fair value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value (determined based on discounted cash flows), an impairment loss is recognized. Identifiable intangible assets with finite lives are amortized on a straight-line basis over the estimated useful lives of the assets. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of finite-lived intangible asset may not be recoverable. Recoverability of a finite-lived intangible asset is measured by a comparison of its carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined based on discounted cash flows. See Note 10.

The Company did not identify any impairments of goodwill or intangible assets for any period presented.

Property, Plant and Equipment: Property, plant and equipment as of December 30, 2006 and December 31, 2005 is stated at estimated fair value, net of accumulated depreciation, for the assets in existence at February 4, 2003 and at historical costs, net of accumulated depreciation, for additions after February 4, 2003. Property, plant and equipment in existence at February 4, 2003 were stated at fair value as determined by the Company together with the assistance of a third-party appraiser. The estimated useful lives of property, plant and equipment are summarized below:

Buildings	20-40 years
Building Improvements (including leasehold improvements)	2-20 years
Machinery and equipment	3-10 years
Furniture and fixtures (including store fixtures)	4-10 years
Computer hardware	3-5 years
Computer software	3-7 years

Depreciation and amortization expense is based on the estimated useful lives of depreciable assets and is provided using the straight line method. Leasehold improvements are amortized over the lesser of the useful lives of the assets or the lease term; or the lease term plus renewal options if renewal of the lease is reasonably assured. Depreciation and amortization expense related to property, plant and equipment was $36,126, $27,645, and $29,090 for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

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

Income Taxes: Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant positive and negative evidence. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions the Company used in forecasting future taxable income require significant judgment and take into account its recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has determined that it is not more likely than not that the Company will have future domestic taxable earnings in the near or foreseeable future. As of the end of Fiscal 2006 and 2005, based upon its evaluation of historical and projected results of operations and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets. See Note 6.

Pension Plans: The Company has a defined benefit pension plan covering certain full-time non-union domestic employees and certain domestic employees covered by a collective bargaining agreement (the ‘‘U.S. Plan’’). The Company also sponsors defined benefit plans for certain of its foreign employees (‘‘Foreign Plans’’). The U.S. Plan represents approximately 98% of total defined benefit pension plan assets and approximately 95% of total defined benefit pension plan liabilities at December 30, 2006. The determination of the total liability attributable to benefits owed to participants covered by the U.S. Plan is determined by a third-party actuary using assumptions provided by the Company. The liabilities attributable to the Foreign Plans are determined by third -party actuaries using assumptions provided by the Company or in certain cases using assumptions determined by rules or regulations established by governing regulatory authorities.

The assumptions used, in particular the discount rate, can have a significant effect on the amount of pension liability recorded by the Company. The discount rate is used to estimate the present value of projected benefit obligations at each valuation date. The Company evaluates the discount rate annually and adjusts the rate based upon current market conditions. For the U.S. Plan, the discount rate is estimated using a portfolio of high quality corporate bond yields (rated ‘‘Aa’’ or higher by Moody’s Investors Service) which matches the projected benefit payments and duration of obligations for participants in the U.S. Plan. The discount rate that is developed considers the unique characteristics of the U.S. Plan and the long-term nature of the projected benefit obligation. The Company believes that the discount rate of 6% for Fiscal 2006 reasonably reflects current market conditions and the characteristics of the U.S. Plan. For the Foreign Plans, the discount rates (ranging from 4.5% to 5.16%) were determined by the Company based on recommendations by the Foreign Plan’s actuaries after considering the unique characteristics of the Foreign Plans and the long-term nature of the projected benefit obligations. The Company believes that the discount rates used for Fiscal 2006 reasonably reflect current market conditions and the characteristics of the Foreign Plans.

The investments of each plan are stated at fair value based upon quoted market prices, if available. The U.S. Plan invests in certain funds or asset pools that are managed by investment managers for which no quoted market price is available. These investments are valued at estimated fair value as reported by the fund’s administrators to the U.S. Plan trustee. The individual investment managers’ estimates of fair value are based upon the value of the underlying investments in the fund or asset pool, and in certain cases the estimates may be based upon the prior month closing balance.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

These amounts may differ significantly from the value that would have been reported had a quoted market price been available for each underlying investment or the individual asset pool in total.

Effective January 1, 2003, the U.S. Plan was amended and, as a result, no future benefits accrue to participants in the U.S. Plan. As a result of the amendment, the Company has not recorded pension expense related to current service for all periods presented and will not record pension expense for current service for any future period.

On October 5, 2003, the Company changed its method of accounting for its defined benefit pension plans to a method that accelerates recognition of gains or losses which are a result of (i) changes in projected benefit obligations related to changes in assumptions and (ii) returns on plan assets that are above or below the projected asset return rate (currently 8% for the U.S. Plan) (‘‘Accelerated Method’’). The Company previously deferred such gains or losses and amortized the deferred amount to pension expense over the remaining service period of covered employees to the extent such gains and losses exceeded 10% of the pension plans’ projected benefit obligations. The Company has recorded pension obligations equal to the difference between the plans’ projected benefit obligations and the fair value of plan assets in each period since the adoption of the Accelerated Method. The Company believes the Accelerated Method was preferable at the time it was adopted because the recorded pension liability using the Accelerated Method approximated fair value.

Pursuant to the provisions of SFAS No. 87 Employer’s Accounting for Pensions the Company recognizes one-quarter of its estimated annual pension expense in each of its first three fiscal quarters. Estimated pension expense consists of the interest cost on projected benefit obligations for each of the pension plans and service cost of the Foreign Plans, offset by the expected return on pension plan assets. The Company records the effect of any changes in actuarial assumptions (including changes in the discount rate) and the difference between the assumed rate of return on plan assets and the actual return on plan assets in the fourth quarter of its fiscal year. The Company’s use of the Accelerated Method results in increased volatility in reported pension expense and therefore the Company reports pension income/expense on a separate line in its consolidated statement of operations.

The Company adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (‘‘SFAS 158’’) effective October 1, 2006. SFAS 158 requires, among other things, that the Company recognize the funded status of its pension and other post-retirement benefit plans in the statement of financial position. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. The adoption of SFAS 158 resulted in an increase in the liability for other post retirement obligations of $2,545 with a corresponding reduction in accumulated other comprehensive income.

The Company makes annual contributions to all of its defined benefit pension plans that are at least equal to the minimum required contributions and any other premiums due under the Employee Retirement Income Security Act of 1974, as amended and the U.S. Internal Revenue Code of 1986, as amended or foreign rules and regulations for the Foreign Plans. The Company’s cash contribution to the U.S. Plan for Fiscal 2006 was $12,919 and is expected to be approximately $13,700 for fiscal 2007. See Note 7.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123R’’). SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Among other matters,

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

SFAS 123R requires companies to estimate the forfeiture rate of stock-based compensation awards. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized ratably over the period that an employee provides service in exchange for the award. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), and supersedes Accounting Principles Board (‘‘APB’’) Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced the adoption of a rule that deferred the required effective date of SFAS 123R. The SEC rule provided that SFAS 123R would be effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005.

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

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. As such, results for prior periods have not been restated. The computation of stock-based compensation expense using SFAS 123R compared to the computation of stock-based compensation expense using SFAS 123 resulted in a reduction in stock-based compensation expense of $835 (from $15,719 to $14,884) for Fiscal 2006 as a result of the use of an estimated forfeiture rate in the computation of stock-based compensation expense. For Fiscal 2006, this reduction in stock-based compensation expense caused income before income taxes to increase by $835, net income to increase by $539 and basic and diluted income per common share to increase by $0.01. The reduction in stock-based compensation expense did not have any effect on cash provided by operating activities or cash provided by financing activities for Fiscal 2006. The cumulative effect of the adoption of SFAS 123R was not material.

The Company uses the Black-Scholes-Merton model to calculate the fair value of stock option awards. The Black-Scholes-Merton model requires the Company to make significant judgments regarding the assumptions used within the Black-Scholes-Merton model, the most significant of which are the stock price volatility assumption, the expected life of the option award and the risk-free rate of return. In determining the stock price volatility assumption used, the Company considered the volatility of the stock prices of selected companies in the apparel industry, the nature of those companies, the Company’s stock price volatility and other factors. The Company based its estimates of the expected life of a stock option of six years upon the average of the sum of the vesting period of 36-42 months and the option term of ten years for issued and outstanding options. The Company’s risk-free rate of return assumption for options granted in Fiscal 2006, Fiscal 2005, and Fiscal 2004 was equal to the quoted yield for U.S. treasury bonds as of the date of grant. Compensation expense related to stock option grants is determined based on the fair value of the stock option on the grant date and is recognized over the vesting period of the grants on a straight line basis. Compensation expense related to restricted stock grants is determined based on the fair value of the underlying stock on the grant date and recognized over the vesting period of the grants on a straight-line basis.

The fair values of these stock options were estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Weighted average risk free rate of return	4.63%	3.85%	3.32%
Dividend yield (a)	—	—	—
Expected volatility of the market price of the Company’s common stock	27.0%	30.0%	35.0%
Expected option life	6 years	6 years	5 years

(a)	The terms of the Company’s Amended and Restated Credit Agreement and the terms of the indenture governing its 8 7/8% Senior Notes due 2013 (each as defined below) limit the Company’s ability to make certain payments, including dividends, and require the Company to meet certain financial covenants. The Company has not paid dividends on its common stock in any of the last three fiscal years. See Note 12.

A summary of stock-based compensation expense is as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Stock-based compensation expense before income taxes:
Stock options	$8,371	$6,765	$4,489
Restricted stock grants	6,513	4,747	2,632
Total (a)	14,884	11,512	7,121
Income tax benefit:
Stock options	2,966	2,477	1,840
Restricted stock grants	2,307	1,738	1,079
Total	5,273	4,215	2,919
Stock-based compensation expense after income taxes:
Stock options	5,405	4,288	2,649
Restricted stock grants	4,206	3,009	1,553
Total	$9,611	$7,297	$4,202

(a)	Stock-based compensation has been reflected in the Company’s Consolidated Statement of Operations as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Included in income from continuing operations before provision for income taxes	$13,897	$10,975	$6,930
Included in loss from discontinued operations, net of income taxes	987	537	191
	$14,884	$11,512	$7,121

As of December 30, 2006, there was $15,760 of total unrecognized compensation cost related to unvested stock-based compensation awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of approximately 23 months. Share based compensation arrangements did not affect the Company’s cash flows for any period presented. Shares issued under stock based compensation plans are issued from previously unissued but authorized Common Stock.

Advertising Costs: Advertising costs are included in SG&A expenses and are expensed when the advertising or promotion is published or presented to consumers. Cooperative advertising expenses are charged to operations as incurred and are also included in SG&A expenses. The amounts charged to operations for advertising, marketing and promotion expenses (including cooperative advertising, marketing and promotion expenses) for Fiscal 2006, Fiscal 2005, and Fiscal 2004 were $99,871,

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

$80,159, and $81,745, respectively. Cooperative advertising expenses for Fiscal 2006, Fiscal 2005, and Fiscal 2004, were $19,827, $16,370, and $18,684, respectively.

Shipping and Handling Costs: Costs to store, pick and pack merchandise and costs related to warehousing and distribution activities (with the exception of freight charges incurred to ship finished goods to customers) are expensed as incurred and are classified in SG&A expenses. Direct freight charges incurred to ship merchandise to customers are expensed as incurred and are classified in cost of goods sold. The amounts charged to SG&A for shipping and handling costs for Fiscal 2006, Fiscal 2005, and Fiscal 2004 were $61,583, $48,020, and $44,691, respectively.

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

Financial Instruments: During Fiscal 2006 and Fiscal 2005, the Company entered into foreign currency exchange contracts which were designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. The foreign currency exchange contracts were designated as cash flow hedges. Changes in the fair values of these cash flow hedges are deferred and recorded as a component of other comprehensive income until the associated inventory is sold, at which time the deferred gains or losses are recorded in cost of goods sold. Commissions and fees related to foreign currency exchange contracts are expensed as incurred. As of December 30, 2006, the Company was not party to any foreign currency exchange contracts. See Note 8.

The Company also utilizes interest rate swaps to convert a portion of the interest obligation related to its long-term debt from a fixed rate to floating rates. See Note 12. A number of international financial institutions are counterparties to the Company’s outstanding letters of credit, interest rate swap agreements and foreign exchange contracts. The Company monitors its positions with, and the credit quality of, these counterparty financial institutions and does not anticipate nonperformance by these counterparties. Management believes that the Company would not suffer a material loss in the event of nonperformance by these counterparties. The Company does not use derivative financial instruments for speculative or trading purposes.

Translation of Foreign Currencies: Cumulative translation adjustments arise primarily from consolidating the net assets and liabilities of the Company’s foreign operations at current rates of exchange. Assets and liabilities of the Company’s foreign operations are recorded at current rates of exchange at the balance sheet date and translation adjustments are applied directly to stockholders’ equity and are included as part of accumulated other comprehensive income. Gains and losses related to the translation of current amounts due from foreign subsidiaries are included in other income (loss) and are expensed in the period incurred. Translation gains and losses related to long-term and permanently invested inter-company balances are recorded in accumulated other comprehensive income. Income and expense items for the Company’s foreign operations are translated using monthly average exchange rates.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Reclassifications: For comparative purposes, certain prior period items have been reclassified to conform to the current period presentation. See Note 5.

Recent Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (‘‘SFAS 151’’). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 was effective January 1, 2006 for the Company. The adoption of SFAS 151 did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘SFAS 154’’). SFAS 154 replaced APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented reflecting the new accounting principle as if it had been adopted at the beginning of the earliest period presented. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate and that the correction of errors in previously issued financial statements be termed a restatement. As previously disclosed, the Company restated its consolidated financial statements for Fiscal 2005 in accordance with the provisions of SFAS 154.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets— an Amendment of FASB Statement No. 140 (‘‘SFAS 156’’). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109 (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in the first quarter of fiscal 2007. The Company estimates that the adoption of FIN 48 will reduce opening retained earnings by approximately $1,000 to $3,000. Additionally, the Company’s deferred tax assets and related valuation allowance will be reduced by approximately $45,000 to $65,000.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

expands the definition about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2008. The Company is currently in the process of evaluating the impact, if any, the adoption will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158. SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur. In addition, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective as of the fiscal year ending after December 15, 2006 (as of December 30, 2006 for the Company). See Note 7. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will be required to adopt this requirement as of the end of fiscal 2008. The Company does not expect the adoption of this requirement to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘‘SAB 108’’). SAB 108 provides interpretive guidance on the consideration of the effects of prior year uncorrected misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify misstatements using both an income statement (‘‘rollover’’) and balance sheet (‘‘iron curtain’’) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 (December 30, 2006 for the Company). The adoption of SAB 108 did not have an effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), providing companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this Statement on its financial statements.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 2—Acquisitions

Calvin Klein Jeans Business in Europe and Asia: On January 31, 2006, the Company acquired 100% of the shares of the companies (the ‘‘CKJEA Acquisition’’) that operate the wholesale and retail businesses of Calvin Klein jeanswear and accessories in Europe and Asia and the CK Calvin Klein ‘‘bridge’’ line of sportswear and accessories in Europe from Fingen Apparel N.V., Fingen S.p.A., Euro Cormar S.p.A., and Calvin Klein, Inc. for total consideration of approximately €240,000 (approximately $291,600) consisting of cash consideration of approximately €179,500 (approximately $218,100) and assumption of indebtedness of approximately €60,000 (approximately $73,000), net of cash acquired of approximately €13,600 (total assumed debt aggregating approximately €73,700 (approximately $89,500)). In addition, as of December 30, 2006, the Company had incurred professional fees and other related costs of approximately $8,466 in connection with the acquisition. Approximately €36,600 (approximately $44,500) of the assumed debt was repaid simultaneously with the closing, leaving approximately €37,000 (approximately $45,000) of assumed debt outstanding. The CKJEA Acquisition was consummated pursuant to the terms and conditions of a Stock Purchase Agreement, dated as of December 20, 2005 (as amended as of January 30, 2006). The purchase price is subject to certain post closing adjustments, including adjustments to the amount of working capital acquired. Except for any working capital adjustments or adjustments that may arise in the future for taxes, the Company has substantially completed the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on acquisition. As a result, except for the effect of any adjustments to the amount of working capital acquired or any future adjustments that may arise for taxes, the Company does not expect the purchase price allocation to change.

The Company acquired the CKJEA Business to expand the distribution of its Calvin Klein Jeans products to Europe and Asia.

The Company funded the acquisition using a combination of cash on hand and borrowings under a new $180,000 term loan facility under the Amended and Restated Credit Agreement. See Note 12 —Financing Agreements—Revolving Credit Facility; Amended and Restated Credit Agreement.

In addition, in connection with the consummation of the CKJEA Acquisition, on January 31, 2006, the Company acquired various exclusive license agreements and entered into amendments to certain acquired license agreements with Calvin Klein, Inc. (in its capacity as licensor). The acquisition of additional licenses and the amendments to certain existing licenses did not and will not require any additional consideration from the Company. The exclusive license agreements acquired in the CKJEA Acquisition have a duration of approximately 41 years from January 31, 2006 (except the license for Calvin Klein Collection, which expires in 2013), subject to the terms and conditions of each such exclusive agreement.

In connection with the consummation of the CKJEA Acquisition, the Company, will, for no additional consideration and subject to certain conditions which are ministerial in nature, acquire 100% of the shares of the company that operates the license for Calvin Klein men’s and women’s Collection apparel and accessories worldwide on or about January 2, 2008, which license will expire in December 2013, subject to certain conditions.

The Company accounted for the CKJEA Acquisition as a purchase. The estimated excess of purchase price over the fair value of the net assets acquired and liabilities assumed (approximately $93,025) has been recorded as goodwill. The results of the CKJEA Business’ operations have been included in the Company’s results of operations (as part of the Company’s Sportswear Group) commencing February 1, 2006 and the acquired assets and liabilities have been included in the Company’s consolidated balance sheet at December 30, 2006.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Assets acquired and liabilities assumed on January 31, 2006, based upon the Company’s allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, are as follows:

Assets acquired:
Accounts receivable	$62,880
Inventory	53,693
Prepaid and other current assets	14,040
Property, plant and equipment	14,477
Licenses and other intangible assets (a)	208,550
Goodwill (a)	93,025
Other assets	2,368
Total assets	449,033
Liabilities assumed:
Accounts payable, accrued liabilities and other current liabilities	58,251
Accrued income taxes payable	16,864
Third-party debt	45,023
Related party debt (b)	44,518
Deferred taxes	63,780
Other noncurrent liabilities	13,206
Total liabilities	241,642
Purchase price, net of cash acquired of $16,578 (c)	$207,391

(a)	See Note 10 for additional disclosure regarding acquired intangible assets and goodwill.

(b)	Repaid by the acquired entities simultaneously with the closing.

(c)	Includes $1,901 paid in Fiscal 2005

The following unaudited pro forma statement of operations data for Fiscal 2006 and Fiscal 2005 gives effect to the CKJEA Acquisition as if it had occurred at the beginning of each fiscal year of each period presented. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the transaction occurred at the beginning of each period presented, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the Company’s purchase price allocation. The purchase price allocation is subject to adjustments to the amount of working capital acquired or any future adjustments that may arise for taxes.

	Fiscal 2006	Fiscal 2005
	(All amounts unaudited)
Net revenues	$1,860,593	$1,750,810
Net income	54,707	56,755
Net income per share – basic	1.20	1.24
Net income per share – diluted	1.17	1.21

The above pro forma amounts reflect adjustments related to: (i) the elimination of sales by the Company to the CKJEA Business; (ii) depreciation and amortization expense (based on the allocation of the purchase price to the fair value of the assets acquired); (iii) interest expense resulting from the cash used in, and the financing obtained for, the acquisition; and (iv) income tax effect based upon an unaudited pro forma effective tax rate of 24.5% and 37.2% for Fiscal 2006 and Fiscal 2005, respectively. The unaudited pro forma information does not reflect management’s estimate of any anticipated cost savings or other benefits that may ultimately result from the acquisition.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

In addition, the unaudited pro forma amounts exclude material non-recurring charges of approximately $5,558 related to the following:

(a)	The write up to fair value of inventory as part of the preliminary purchase price allocation: $2,400 (recorded in cost of goods sold in the consolidated condensed statement of operations);

(b)	The amortization of sales order backlog: $1,600 (recorded in amortization of intangible assets in the consolidated condensed statement of operations); and

(c)	A net exchange loss realized by the Company in connection with the consummation of the acquisition: $1,558 (recorded in other loss (income) in the consolidated statement of operations).

Ocean Pacific: On August 19, 2004, the Company acquired 100% of the outstanding common stock of Ocean Pacific Apparel Corp. (collectively with its subsidiaries, ‘‘OP’’) for $40,000 in cash and the assumption and retirement of $1,000 in debt owed to a selling shareholder of OP. The assumed debt was repaid simultaneously with the closing. The final purchase price is subject to earn-out payments to the selling shareholders. The Company is still liable under these earn-out provisions.

Assets acquired and liabilities assumed at August 19, 2004 were as follows:

Assets acquired:
Accounts receivable	$1,645
Prepaid and other current assets	1,234
Property, plant and equipment	286
Licenses and trademarks (a)	35,861
Goodwill (b)	17,664
Other	143
Total assets	56,833
Liabilities assumed:
Related party debt owed to shareholder	1,000
Accounts payable, accrued liabilities and other current liabilities	2,888
Deferred taxes	12,448
Total liabilities	16,336
Purchase price, net of cash acquired of $181 (c)	$40,497

(a)	Intangible assets include various trademarks of OP and certain license agreements, the terms of which granted the Company the right to receive royalties from licensees for periods ranging from 1 to 21 years.

(b)	Goodwill recorded in connection with this acquisition was classified in the Swimwear Group but was considered a separate reporting entity.

(c)	The cost of acquisition reflects the purchase price of $40,000 and additional costs incurred by the Company associated with the acquisition of $678.

On November 6, 2006 (the ‘‘Transaction Date’’), the Company sold its OP businesses including the associated trademarks and goodwill to Iconix Brand Group Inc. (‘‘Iconix’’) for a total consideration of $54,000. In connection with the sale, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and junior swimwear for an initial term of three years. In addition, for a period of 90 days following the Transaction Date, the Company was obligated to provide certain transition services to Iconix. Additionally, pursuant to the transition provisions of the asset purchase agreement, the Company has an obligation to pay a minimum of

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

$2,000 to Iconix in fiscal 2007 related to the net proceeds the Company expects to collect following the fulfillment of certain orders that it (the Company) had on hand at the Transaction Date. See Note 3.

Distribution Facility: In April 2004, the Company entered into an agreement to terminate its joint venture agreement in regards to a distribution facility located in the Netherlands. The Company acquired the remaining outstanding shares of the company formed under the joint venture for $288, net of cash acquired of $104.

Note 3—Discontinued Operations

As discussed in Note 2, on October 31, 2006 the Company entered into an asset purchase agreement for the sale of its OP businesses including the associated trademarks and goodwill (which was part of the Company’s Swimwear Group). As a result of the sale, the Company’s OP sportswear, men’s swimwear and licensing businesses (‘‘the Discontinued OP Components’’) have been classified as discontinued operations in the Company’s consolidated statement of operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004. Pursuant to the terms of the asset purchase agreement, the Company was granted a license to design, source, manufacture, market and distribute OP women’s and junior swimwear for a period of three years (with certain rights to renew through 2015, subject to the terms and conditions of the license agreement). In addition, for a period of 90 days following the closing, the Company provided certain services to the buyer pursuant to a transition services agreement. Terms of the license agreement and the transition services agreement were finalized in the three months ended December 30, 2006 (‘‘Fourth Quarter 2006’’). The operating results pertaining to the OP women’s and junior swimwear businesses (the ‘‘Continuing OP Component’’) have been reflected as part of continuing operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004. The Company recorded a net loss of $872, pre-tax, related to the sale of its OP businesses, of which $828 was included in loss from discontinued operations (related to the Discontinued OP Components) and $44 was included in selling, general and administrative expenses (part of continuing operations and related to the Continuing OP Component), which was allocated based on relative fair values.

During Fiscal 2006, the Company shutdown its J. Lo by Jennifer Lopez® (‘‘JLO’’) (part of the Company’s Intimate Apparel Group), Lejaby Rose (part of the Company’s Intimate Apparel Group), Axcelerate Activewear (part of the Company’s Swimwear Group) businesses and three Speedo retail outlet stores (part of the Company’s Swimwear Group) in the United States. In connection with the discontinuance of these businesses, the Company incurred shutdown related expenses (primarily related to employee termination payments, asset write-downs and the recognition of contractual commitments) of approximately $4,200 pre-tax. The results of operations of these businesses have been included in loss from discontinued operations, net of taxes in the Company’s consolidated statement of operations for all periods presented.

During the period February 5, 2003 to January 3, 2004, as part of its ongoing restructuring activities, the Company entered into an agreement to sell its A.B.S. by Allen Schwartz® (‘‘ABS’’) business unit and announced its intention to close its 44 remaining Speedo Authentic Fitness® retail stores. In addition, in the fourth quarter of fiscal 2003, the Company announced its intention to rationalize its Warner’s European operation through a sale of the business. A description of these discontinued operations is presented below:

Sale of ABS: In November 2003, the Company entered into an agreement to sell the assets of its ABS business unit. The sale of the ABS business unit was finalized on January 30, 2004. The sales price was $15,368 in cash plus the assumption of approximately $2,000 in liabilities. Cash proceeds from the sale, net of related expenses, were $15,179.

Closure of 44 Speedo Authentic Fitness Retail Stores: During the fourth quarter of fiscal 2003, the Company announced its intention to close its 44 remaining Speedo Authentic Fitness retail stores. As

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

of January 1, 2005, the Company had ceased all operations related to its 44 stores. During Fiscal 2004, the Company recorded, as part of loss from discontinued operations, charges of $2,639 related to future operating lease commitments and landlord settlements, net of possible sublease rental income.

Summarized operating results for the discontinued operations are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Net revenues	$26,288	$25,574	$35,272
Loss before provision for income taxes	(24,299)	(9,852)	(8,944)
Benefit for income taxes	(1,438)	(3,843)	(2,868)
Loss from discontinued operations	$(22,861)	$(6,009)	$(6,076)

The assets and liabilities of the discontinued operations at December 30, 2006 are presented in the consolidated balance sheets as follows:

December 30, 2006
Accounts receivable, net	$3,428
Inventories, net	217
Prepaid expenses and other current assets	1,831
Property, plant and equipment, net	181
Assets of discontinued operations	$5,657
Accounts payable	$3,315
Accrued liabilities	4,212
Liabilities of discontinued operations	$7,527

Note 4—Restructuring Expense (Income)

During Fiscal 2006 the company incurred restructuring charges of $291 related to facilities that were closed in prior periods. During Fiscal 2005 the company recorded income related to restructuring items of $503 related primarily to the reversal of accruals due to reductions in the estimated amounts required for employee terminations, partially offset by expenses incurred in connection with the continuation of activities commenced in prior periods associated with the closure, consolidation or sale of certain facilities. During Fiscal 2004, the Company incurred restructuring charges of $5,130 primarily related to the continuation of activities commenced in prior periods associated with the closure and consolidation of certain facilities, the January 2004 sale of the Company’s manufacturing facility in Honduras and the February 2004 sale of the Company’s San Luis, Mexico manufacturing facility.

Closure and/or Consolidation of Facilities: In prior periods, the Company closed two sewing plants (one located in each of Puerto Cortes, Honduras and Los Angeles, California), one cutting and warehousing facility in Thomasville, Georgia, distribution facilities in Secaucus, New Jersey, distribution facilities in Canada, a technical production support center in Van Nuys, California and certain manufacturing and sales offices in Europe. The Company also completed the consolidation of its executive offices in New York City. In addition, the Company incurred severance and contract termination costs related to the shutdown, in January 2005, of two retail outlet stores in the United Kingdom.

Sale of Manufacturing Facility in Villanueva, Honduras: During the fourth quarter of fiscal 2003, the Company entered into an agreement to sell its manufacturing operations located in Villanueva, Honduras. The manufacturing operations sold consisted of one cutting center and four sewing facilities. The sale was finalized in January 2004 and, in connection with the sale, the Company entered into a one-year production agreement with the buyer, pursuant to which the Company

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

guaranteed open purchase order obligations to certain suppliers of the buyer. The Company’s obligation to enter into such guarantees expired on July 1, 2004. The production agreement with the buyer allows the Company to set off its payment obligations to the buyer against any payments the Company has made to a supplier pursuant to the related guarantee in the event the buyer defaults on its payment obligations to the supplier.

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

A summary of restructuring charges is as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Employee termination costs and related items (a)	$(120)	$(1,262)	$3,315
Facility shutdown costs, loss on disposal/write-down of property, plant and equipment (b)	411	864	857
Lease and contract termination costs (c)	—	(130)	750
Legal and professional fees	—	25	208
	$291	$(503)	$5,130
Cash portion of restructuring items	$(120)	$(1,143)	$4,453
Non-cash portion of restructuring items	$411	$640	$677

(a)	For Fiscal 2006, includes a gain of $120 related to the reversal of accruals for the estimated amounts required for employee terminations. For Fiscal 2005, includes a gain of $1,485 related to the reversal of accruals for the estimated amounts required for employee terminations, partially offset by severance and other benefits of $223 payable to 38 employees.

During the third quarter of Fiscal 2005, the Company determined that certain employee termination accruals of $1,415 related to the Company’s formalized social plan to consolidate its European manufacturing operations (initiated in the fourth quarter of the fiscal year ended January 4, 2003) were no longer required.

For Fiscal 2004, includes severance and other benefits payable to approximately 672 employees. Severance related costs were paid to employees whose jobs were eliminated as part of restructuring initiatives undertaken in fiscal 2003 ($2,263), the sale, in the first quarter of Fiscal 2004, of the Company’s San Luis, Mexico manufacturing facility ($992) and the January 2005 shutdown of two retail outlet stores in the United Kingdom ($60). During Fiscal 2004, the Company reduced its accrual for employee termination costs by $660, which had been previously accrued.

(b)	For Fiscal 2006, represents a write-down to net realizable value for a facility that had been closed.

For Fiscal 2005, includes $640 of net losses on disposal / write-downs of assets related to facilities that had been either closed or sold.

For Fiscal 2004, as relates to closed facilities, includes a net gain of $742 on the sale of property, plant and equipment and write-downs of certain items of property, plant and equipment totaling $667.

(c)	For Fiscal 2005, amount includes the reversal of an accrual no longer required related to the closure of a technical production support center located in Van Nuys, California. The accrual was no longer required because the Company settled the lease with the landlord earlier than anticipated.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Changes in liabilities related to restructuring are summarized below:

	Employee Termination Costs	Facility Shutdown Costs	Legal and Professional Fees	Lease and Contract Termination Costs	Total
Balance at January 1, 2005	$2,619	$4	$25	$573	$3,221
Charges (income) for Fiscal 2005	(1,262)	224	25	(130)	(1,143)
Cash reductions for Fiscal 2005	(1,428)	(232)	(30)	(438)	(2,128)
Non-cash changes and foreign currency effects	373	4	(10)	(5)	362
Balance at December 31, 2005	302	—	10	—	312
Cash reductions for Fiscal 2006	(53)	—	(8)	—	(61)
Non-cash changes and foreign currency effects	(249)	—	(2)	—	(251)
Balance at December 30, 2006	$—	$—	$—	$—	$—

Note 5—Business Segments and Geographic Information

Business Segments: The Company operates in three business segments: (i) Sportswear Group; (ii) Intimate Apparel Group; and (iii) Swimwear Group.

The Sportswear Group designs, sources and markets moderate to premium priced men’s and women’s sportswear under the Calvin Klein and Chaps brands. As of December 30, 2006, the Sportswear Group operated 252 Calvin Klein retail stores worldwide (consisting of 34 free-standing stores and 218 shop-in-shop/concession stores). As of December 30, 2006, there were also 94 retail stores operated by third parties under retail licenses or distributor agreements. The majority of these Calvin Klein retail stores were acquired as part of the CKJEA Acquisition.

The Intimate Apparel Group designs, manufactures, sources and markets moderate to premium priced intimate apparel and other products for women and better to premium priced men’s underwear and loungewear under the Warner’s, Olga, Body Nancy Ganz/Bodyslimmers, Calvin Klein, Lejaby, and Rasurel® brand names. As of December 30, 2006, the Intimate Apparel Group operated: (i) 391 Calvin Klein retail stores worldwide (consisting of 72 free-standing stores (including one on-line store) and 319 shop-in-shop/concession stores); and (ii) 79 Lejaby retail stores (consisting of two free-standing stores and 77 shop-in-shop stores). As of December 30, 2006, there were also 53 Calvin Klein retail stores operated by third parties under retail licenses or distributor agreements.

The Swimwear Group designs, licenses, sources, manufactures and markets mass market to premium priced swimwear, fitness apparel, swim accessories and related products under the Speedo®, Anne Cole, Cole of California®, Catalina®, Lifeguard®, Nautica®, Michael Kors® and Calvin Klein brand names. The Swimwear Group operates one on-line store.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Information by business group, excluding discontinued operations, is set forth below:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Group Total	Corporate / Other Items	Total
Fiscal 2006
Net revenues	$791,634	$646,952	$388,900	$1,827,486	$—	$1,827,486
Operating income (loss)	61,604	87,607	18,716	167,927	(37,615)	130,312
Depreciation and amortization	21,745	10,150	10,533	42,428	5,966	48,394
Restructuring expense (income)	—	—	—	—	291	291
Capital expenditures	6,502	6,858	1,736	15,096	15,095	30,191
Fiscal 2005
Net revenues	$514,239	$581,295	$380,201	$1,475,735	$—	$1,475,735
Operating income (loss)	50,061	56,698	35,565	142,324	(34,902)	107,422
Depreciation and amortization	6,318	6,869	4,558	17,745	13,920	31,665
Restructuring expense (income)	—	—	—	—	(503)	(503)
Capital expenditures	4,323	9,124	3,059	16,506	20,175	36,681
Fiscal 2004
Net revenues	$455,601	$573,243	$377,564	$1,406,408	$—	$1,406,408
Operating income (loss)	37,725	44,780	44,760	127,265	(28,524)	98,741
Depreciation and amortization	5,884	7,387	3,674	16,945	14,950	31,895
Restructuring expense (income)	—	—	—	—	5,130	5,130
Capital expenditures	5,587	8,759	1,970	16,316	14,100	30,416
Balance Sheet
Total Assets:
December 30, 2006	$772,154	$403,500	$310,206	$1,485,860	$195,115	$1,680,975
December 31, 2005	230,064	384,991	362,550	977,605	242,446	1,220,051
Property, Plant and Equipment:
December 30, 2006	$16,453	$18,918	$13,700	$49,071	$73,557	$122,628
December 31, 2005	9,703	19,061	17,607	46,371	70,624	116,995

All intercompany revenues and expenses are eliminated in consolidation. Management does not include intercompany sales when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges, depreciation and amortization of certain corporate assets, interest, foreign currency gains and losses and income taxes. Certain intangible assets with a carrying value of $104,200 were reclassified from Corporate/Other Items to the Intimate Apparel Group as of December 31, 2005 to conform to the current presentation.

The table below summarizes corporate/other expenses for each period presented:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Unallocated corporate expenses	$31,358	$21,485	$8,444
Restructuring expense (income)	291	(503)	5,130
Depreciation and amortization of corporate assets	5,966	13,920	14,950
Corporate/other expenses	$37,615	$34,902	$28,524

A reconciliation of operating income from business groups to income from continuing operations before provision for income taxes for Fiscal 2006, Fiscal 2005, and Fiscal 2004, is as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Operating income by operating group	$167,927	$142,324	$127,265
Corporate/other items	(37,615)	(34,902)	(28,524)
Operating income (loss)	130,312	107,422	98,741
Other (income) loss	(2,919)	1,019	(2,197)
Interest expense, net	35,690	18,082	19,818
Income from continuing operations before provision for income taxes	$97,541	$88,321	$81,120

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Geographic Information: Included in the consolidated financial statements are the following amounts relating to geographic locations where the Company has business operations:

	Fiscal 2006%		Fiscal 2005%		Fiscal 2004%
Net revenues:
United States	$1,038,812	56.8%	$1,047,390	71.0%	$1,012,107	72.0%
Europe	430,666	23.6%	248,242	16.8%	235,911	16.8%
Asia	193,332	10.6%	37,460	2.5%	29,068	2.1%
Canada	98,514	5.4%	90,928	6.2%	89,327	6.3%
Central and South America	66,162	3.6%	51,715	3.5%	39,995	2.8%
	$1,827,486	100.0%	$1,475,735	100.0%	$1,406,408	100.0%

	December 30, 2006		December 31, 2005
Property, plant and equipment, net:
United States	$78,310	63.9%	$92,370	79.0%
All other	44,318	36.1%	24,625	21.0%
	$122,628	100.0%	$116,995	100.0%

Information about Major Customers: For Fiscal 2006, no one customer accounted for more than 10% of the Company’s net revenues. For Fiscal 2005, one customer, Federated Department Stores, accounted for 11.4% of the Company’s net revenues. No one customer accounted for more than 10% of the Company’s net revenues for Fiscal 2004.

Note 6—Income Taxes

The following presents the United States and foreign components of income from continuing operations before income taxes and discontinued operations:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Income from continuing operations before provision for income taxes:
Domestic	$5,640	$29,134	$32,130
Foreign	91,901	59,187	48,990
Total	$97,541	$88,321	$81,120

The following presents the components of the Company’s total income tax provision from continuing operations:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Current:
Federal	$552	$520	$—
State and local	329	306	910
Foreign	29,365	12,798	10,154
Total current tax provision	$30,246	$13,624	$11,064
Deferred:
Federal	$2,855	$10,429	$11,254
State and local	545	1,880	2,334
Foreign	(7,790)	6,712	6,404
Valuation allowance increase (decrease)	(1,926)	175	1,471
Total deferred tax provision	$(6,316)	$19,196	$21,463
Provision for income taxes	$23,930	$32,820	$32,527

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following presents the reconciliation of the provision for income taxes to United States federal income taxes computed at the statutory rate:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Income from continuing operations before provision for income taxes	$97,541	$88,321	$81,120
Income tax expense computed at U.S. statutory rate	$34,138	$30,912	$28,392
State income taxes, net of federal benefit	567	1,417	2,109
Foreign taxes in excess of (less than) the U.S. statutory rate	(11,132)	(1,232)	(593)
Other, net	2,283	1,548	1,148
Increase (decrease) in valuation allowance	(1,926)	175	1,471
Provision for income taxes	$23,930	$32,820	$32,527

The components of deferred tax assets and liabilities as of December 30, 2006 and December 31, 2005 were as follows:

	December 30, 2006	December 31, 2005
Deferred tax assets:
Inventory	$15,582	$10,506
Pension and post-retirement benefits	11,129	16,805
Advertising credits	13,509	12,947
Reserves and accruals	46,950	24,918
Net operating losses	97,358	132,530
Other	12,070	4,460
	196,598	202,166
Valuation allowance	(150,762)	(159,965)
Subtotal	45,836	42,201
Deferred tax liabilities:
Depreciation and amortization	144,874	110,977
Other	854	876
Subtotal	145,728	111,853
Deferred tax liability – net	$(99,892)	$(69,652)

Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant positive and negative evidence. The Company considers income earned and losses incurred in each jurisdiction for the three most recent fiscal years and also considers its forecast of future taxable income in assessing the need for a valuation allowance. The underlying assumptions the Company used in forecasting future taxable income require significant judgment and take into account its recent performance. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has determined that it is not more likely than not that the Company will have future domestic taxable earnings in the near or foreseeable future. As of the end of Fiscal 2006 and 2005, based upon its evaluation of historical and projected results of operations and the current business environment, the Company recorded a valuation allowance on all of its domestic deferred tax assets and certain of its foreign deferred tax assets.

Domestically, the valuation allowance was approximately $141,000 and $133,000 as of December 30, 2006 and December 31, 2005, respectively. Up to approximately $2,000 and $2,500 will

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

provide an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies as of December 30, 2006 and December 31, 2005, respectively. The remainder of the valuation allowance will be applied to reduce intangible assets until exhausted and thereafter be reported as a direct addition to paid-in capital.

In foreign jurisdictions the Company has recorded a valuation allowance against deferred tax assets of approximately $10,000 and $27,000 as of December 30, 2006 and December 31, 2005, respectively. Approximately $5,000 and $6,000 will be recorded as an income statement benefit upon the realization of the deferred tax assets to which the valuation allowance applies as of December 30, 2006 and December 31, 2005, respectively. The remainder of the valuation allowance will be applied to reduce intangible assets until exhausted and thereafter be reported as a direct addition to paid-in capital.

Under U.S. tax law, a company that realized cancellation of debt (‘‘COD’’) income while in bankruptcy is entitled to exclude such income from taxable income for U.S. tax reporting purposes. A company that excludes COD income will be required to reduce certain tax attributes in an amount equal to the COD income excluded from taxable income. If the attribute reduction is applied on a consolidated return basis, all of the Company’s U.S. consolidated net operating loss (‘‘NOL’’) carryovers generated prior to Fiscal 2004 would be eliminated and certain of its other U.S. tax attributes will be substantially reduced or eliminated. However, by applying the attribute reduction rules on a separate company basis, the Company retained U.S. net operating loss carryforwards of approximately $246,200 at the end of fiscal 2003. Under Section 382 of the Internal Revenue Code, the Company can use its NOL carryforwards to reduce U.S. taxable income, if any, by approximately $23,400 per year. There can be no assurance that the Company’s position with respect to separate company attribute reduction will be sustained upon review by the Internal Revenue Service. Additionally, certain losses and expenses generated during the five-year period after emergence may be subject to the aforementioned limitation. Any tax benefit from the utilization of consolidated U.S. net operating losses attributable to periods before emergence from bankruptcy will first reduce goodwill and then intangible assets when realized and thereafter be reported as a direct addition to paid-in capital.

At December 30, 2006, the Company had U.S. NOL carryforwards of approximately $240,000 (including approximately $180,000 described above that is subject to Section 382) expiring in periods beginning in 2009 through 2024. These NOL carryforwards are also subject to the Section 382 limitation in many state jurisdictions. The Company had foreign NOL carryforwards of approximately $45,000 of which approximately $4,000 expires between the years 2008 and 2016 and $41,000 have an indefinite life.

The Company has approximately $2,000 of U.S. alternative minimum tax credit carryforwards which have an indefinite carryforward period. The Company has foreign tax credit carryforwards of $210, of which $5 expires in 2012 and $205 expires in 2013. The Company has state tax credit carryforwards of $1,285 of which $943 expire in periods beginning in 2007 through 2011 and $342 have an indefinite life.

As of December 30, 2006, the total amount of undistributed earnings of foreign subsidiaries was approximately $185,000. The Company’s intention is to permanently reinvest these earnings and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings were paid as dividends to the Company. Determination of the amount of unrecognized U.S. income tax liability with respect to such earnings is not practical.

The Company and its subsidiaries’ income tax returns are routinely examined by U.S., state, and foreign tax authorities. The tax years under examination vary by jurisdiction. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current or prior years

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes its reserves are adequate in relation to the potential assessments.

In August 2006, the Company received a favorable ruling from the taxation authority in the Netherlands related to the Company’s operations in that region. The ruling is retroactive to the beginning of 2006 and provided a financial statement benefit of approximately $6,000 for Fiscal 2006 and had no effect in any prior period presented.

Note 7—Employee Retirement Plans

The Company has a defined benefit pension plan which covers substantially all full-time domestic employees (the ‘‘U.S. Plan’’). The Company also sponsors a defined benefit plan for certain of its Lejaby employees (the ‘‘Lejaby Plan’’) and a defined benefit plan for certain of its United Kingdom employees (the ‘‘UK Plan’’). These pension plans are noncontributory and benefits are based upon years of service. The Company also has defined benefit health care and life insurance plans that provide post-retirement benefits to retired domestic employees (the ‘‘Postretirement Plans’’). The Postretirement Plans are, in most cases, contributory with retiree contributions adjusted annually.

The Company adopted SFAS 158 for Fiscal 2006. Under the provisions of SFAS 158, the Company is required to recognize in its consolidated balance sheet the funded status of a benefit plan. For each of the pension plans, this is measured as the difference between plan assets at fair value and the projected benefit obligation. For the Postretirement Plans (primarily retiree health care plans), this is equal to the accumulated benefit obligation since these plans are unfunded.

Effective January 1, 2003, the U.S. Plan was amended such that participants in the U.S. Plan will not earn any additional pension benefits after December 31, 2002. The accumulated benefit obligation for the U.S. Plan was equal to the projected benefit obligation at December 31, 2005 due to the curtailment of plan benefits at December 31, 2002.

In addition, SFAS 158 requires the Company to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. On October 5, 2003 (the beginning of the fourth quarter of fiscal 2003), the Company changed its method of accounting for its defined benefit plans to a method that accelerates the recognition of gains or losses. Gains or losses represent changes in the amount of either the projected benefit obligations or plan assets resulting from changes in assumptions, actuarial gains/losses and actual investment returns. SFAS 158 did not change the recognition of pension income/expense in the statement of operations. Since the Company has recognized the funded status of its defined benefit pension plans since its adoption of the Accelerated Method, the adoption of SFAS 158 did not have any effect on the Company’s reported pension liability or pension expense in any period presented. For the Postretirement Plans, the Company was required to recognize to other comprehensive income an unrecognized net actuarial loss of $2,545.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The effect of adoption of SFAS 158 on the Company’s consolidated balance sheet was as follows:

	Pension Plans	Postretirement Plans
Other long-term liabilities	$—	$2,545
Total liabilities	$—	$2,545
Accumulated other
comprehensive income	$—	$(2,545)
Total stockholders’ equity	$—	$(2,545)

The following tables include the Company’s U.S. Plan and Lejaby Plan (collectively the ‘‘Pension Plans’’) for Fiscal 2006, which represent approximately 98% of total defined benefit pension plan assets and approximately 98% of total defined benefit pension plan liabilities. The Lejaby Plan was not considered to be material as of December 31, 2005 and is not included for the Fiscal 2005 disclosures. The UK Plan was not considered to be material for any period presented.

A reconciliation of the balance of plan benefit obligations follows:

	Pension Plans		Postretirement Plans
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Change in projected benefit obligations:
Benefit obligation at beginning of period (a)	$158,298	$156,436	$7,245	$5,233
Service cost	87	—	201	302
Interest cost	9,010	8,658	433	394
Actuarial (gain) loss (b)	(959)	(647)	360	2,001
Benefits paid	(10,514)	(10,241)	(613)	(685)
Translation adjustments	478	—	—	—
Benefit obligation at end of period (c)	$156,400	$154,206	$7,626	$7,245

(a)	The Pension Plans’ Benefit obligation at beginning of period for Fiscal 2006 includes $4,092 for the inclusion of the Lejaby Plan.

(b)	The Pension Plans’ actuarial gain in Fiscal 2006 is due primarily to the gain related to the change in the discount rate ($2.6 million), partially offset by other actuarial losses ($1.5 million) during Fiscal 2006. The Pension Plans’ actuarial gain in Fiscal 2005 is primarily related to the net effect of a gain related to the change in discount rate of approximately $6,000, a loss related to plan amendments for prior service cost of approximately $3,500 and a loss related to a change in mortality tables effective December 31, 2005 of approximately $2,000. The Postretirement Plans actuarial loss in Fiscal 2005 is primarily related to an increase in the Company’s contribution percentage toward the cost of retiree medical benefits.

(c)	As of December 31, 2005 Pension Plan obligation reflects the domestic pension plan only. Certain foreign defined benefit plan obligations of $3,780 were classified as retirement obligations on the Company’s consolidated balance sheet as of December 31, 2005.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A reconciliation of the change in the fair value of plan assets is as follows:

	Pension Plans		Postretirement Plans
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Fair value of plan assets at beginning of period	$112,028	$110,440	$—	$—
Actual return on plan assets	10,590	6,851	—	—
Employer’s contributions	13,142	4,978	613	685
Benefits paid	(10,514)	(10,241)	(613)	(685)
Fair value of plan assets at end of period	$125,246	$112,028	$—	$—
Funded (unfunded) status	$(31,154)	$(42,178)	$(7,626)	$(7,245)
Unrecognized net actuarial loss	—	—	—	2,350
Net amount recognized / Retirement obligations	$(31,154)	$(42,178)	$(7,626)	$(4,895)

The components of net periodic benefit (income) cost are as follows:

	Pension Plans			Postretirement Plans
	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2006	Fiscal 2005	Fiscal 2004
Service cost	$87	$—	$—	$201	$302	$229
Interest cost	9,010	8,658	8,338	433	394	270
Expected return on plan assets	(9,069)	(7,576)	(6,934)	—	—	—
(Gain) loss on plan assets in excess of expected return	(1,521)	725	(4,362)	—	—	—
Net actuarial (gain) loss (a)	(735)	(647)	(3,192)	165	154	—
Net benefit (income) cost (b)	$(2,228)	$1,160	$(6,150)	$799	$850	$499

(a)	The Pension Plans’ net actuarial gain in Fiscal 2006 is primarily related to the change in the discount rate, partially offset by other actuarial losses in Fiscal 2006. The net actuarial gain in Fiscal 2005 is primarily related to the net effect of a gain related to the change in the discount rate, a loss related to plan amendments for prior service costs and a loss related to a change in the mortality tables.

(b)	The Pension Plan net benefit (income) cost does not include costs related to certain foreign defined benefit plans of $464 and $403 in Fiscal 2006 and Fiscal 2005, respectively, and income of $634 in Fiscal 2004.

The following table summarizes the amounts recorded in accumulated other comprehensive income that are expected to be recognized as components of net benefit (income) cost in fiscal 2007:

	Pension Plans	Postretirement Plans
Initial net asset (obligation)	$—	$—
Prior service cost	—	—
Net gain (loss)	—	(144)
Total estimated amortization from Accumulated Other Comprehensive Income for fiscal 2007	$—	$(144)

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The U.S. Plan’s weighted average asset allocations are as follows (the Lejaby Plan is unfunded):

	Targeted Asset Allocation	December 30, 2006	December 31, 2005
Asset Category:
Equity securities	40%	42%	42%
Debt securities	20%	15%	16%
Real estate	5%	7%	7%
Other	35%	36%	35%
Total	100%	100%	100%

The Company’s investment strategy for the Pension Plan’s assets is to invest in a diversified portfolio of assets managed by various fund and money managers. No individual manager accounts for more than 15% of overall U.S. Plan assets at December 30, 2006. The Company’s goal is to provide for steady growth in the U.S. Plan’s assets, exceeding the Company’s expected return on plan assets of 8%. Individual fund managers are evaluated against a relevant market index and against other managers with similar investment goals. Underperforming investments are reallocated to other investments and fund managers. The portfolio is balanced annually to maintain the Company’s targeted allocation percentages by type of investment. The targeted allocation percentages are guidelines; actual investments may differ from the targeted allocations.

Investments are stated at fair value based upon quoted market prices, if available. Amounts for securities that have no quoted market price represent estimated fair value. The U.S. Plan’s investments in limited partnerships (approximately $41,820 at December 30, 2006 and $37,971 at December 31, 2005) are valued based on estimated fair value by the management of the limited partnerships as reported to the Trustee in the absence of readily ascertainable market values. These estimated fair values are based upon the underlying investments of the limited partnerships, and in certain cases the estimates may be based upon the prior month closing balance. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The limited partnerships utilize a ‘‘fund of funds’’ approach resulting in diversified multistrategy, multimanager investments. The limited partnerships invest capital in a diversified group of investment entities, generally hedge funds, private investment companies, portfolio funds and pooled investment vehicles which engage in a variety of investment strategies, managed by investment managers. Fair value is determined by the administrators of each underlying investment, in consultation with the investment managers. The U.S. Plan records its proportionate share of the partnerships’ fair value as recorded in the partnerships’ financial statements. The limited partnerships allocate gains, losses and expenses to the partners based on the ownership percentage as described in the partnership agreements. Certain limited partnerships place limitation on withdrawals, for example by allowing only semi-annual redemptions, as described in the partnership agreements.

The Company expects to contribute approximately $13,700 to the U.S. Plan in fiscal 2007. The amount of cash contributions the Company is required to make to the U.S. Plan could increase or decrease depending on the performance of the U.S. Plan’s assets and other factors which are not in the control of the Company. The Company’s expected cash contributions to the Postretirement Plans are equal to the expected benefit payments as shown in the table below due to the nature of the Postretirement Plans.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Future benefit payments are expected to be:

	Pension Plans	Postretirement Plans
2007	$10,488	$640
2008	10,477	590
2009	10,633	530
2010	10,666	510
2011	10,872	510
2012-2016	57,537	2,320

The weighted-average assumptions used in the actuarial calculations for the Pension Plans and Postretirement Plans were as follows:

	Fiscal 2006		Fiscal 2005	Fiscal 2004
	Postretirement Plans and U.S. Plan	Lejaby Plan
Discount rate used for determining projected benefit obligation	6.00%	4.50%	5.85%	5.50%
Discount rate used for determining net benefit (income) cost	5.85%	4.50%	5.50%	5.50%
Long-term rate of return on plan assets	8.00%	N/A	7.00%	7.00%
Average rate of compensation increase for determining projected benefit obligation	N/A	2.00%	N/A	N/A
Average rate of compensation increase for determining net benefit (income) cost	N/A	2.00%	N/A	N/A

The Company’s discount rate used for determining projected benefit obligation for both the U.S. Plan and Postretirement Plans was 6.0% for Fiscal 2006, 5.85% for Fiscal 2005, and 5.5% for Fiscal 2004. The Company evaluates the discount rate each year at the valuation date and adjusts the discount rate as necessary. The discount rate is selected by matching projected benefit payments to a synthetic portfolio of high quality (rated ‘‘Aa’’ or higher by Moody’s Investor Services.) corporate bond yields and the duration of obligations for participants in the U.S. Plan. The projected benefit payments are matched to spot interest rates over the expected payment period and a single discount rate is developed. The Company utilizes the expertise of third-party actuarial consultants to assist in determining the discount rate. The Company believes that a 2006 discount rate of 6% for the U.S. Plan and 4.5% for the Lejaby Plan properly reflect the characteristics of the Company’s plans, the long-term nature of its pension benefit obligations and current market conditions. Other companies’ pension plans may have different characteristics than the Company’s plans and as a result, their discount rates may be higher or lower than the rate used by the Company. Changes in the discount rate used to determine pension benefit obligations are reflected in pension expense in the fourth quarter of the Company’s fiscal year in accordance with the Company’s use of the Accelerated Method of recognizing actuarial gains and losses. The use of the Accelerated Method results in increased volatility in the Company’s reported pension expense compared to other companies. The Company’s expected rate of return on plan assets in the table above only applies to U.S. Plan assets and reflects the Company’s expectation of the long-term rate of return on the U.S. Plan’s assets. The Company evaluates its discount rate and long-term rate of return assumptions annually.

The Company’s estimated long-term rate of return on U.S. Plan assets (used to determine estimated pension expense for interim periods) is based upon the actual net returns realized by the U.S. Plan’s assets for the last three years (approximately 8.5% net of U.S. Plan expenses) and the return expected to be earned in the future based upon the historical rates of return earned by the

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

S&P 500 Index (65%) and the Lehman Aggregate Medium Duration Corporate Bond Index (35%), weighted to reflect the targeted mix of U.S. Plan assets. The weighted index rate of return has been approximately 8.3% net of estimated U.S. Plan expenses since the inception of the U.S. Plan’s current investment strategy. The Company’s review in the Fourth Quarter 2006 resulted in an increase in the estimated return assumption from 7.00% used in prior years due to an increase in the average return on plan assets experienced by the U.S. Plan in the prior three years. The rate of compensation increase is not applicable for the U.S. Plan because U.S. Plan participants’ benefits have been frozen. The Company’s defined benefit plans measurement date is December 31st.

For measurement purposes, the weighted average annual assumed rate of increase in the per capita cost of covered benefits (health care trend rate) related to Postretirement Plans is as follows:

	December 30, 2006	December 31, 2005
Health care cost trend rate assumed next year:
Pre-65	10.0%	10.0%
Post-65	11.0%	10.0%
Rate at which the trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year trend rate reaches the ultimate rate	2012	2015

A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$87	$(71)
Effect on health care component of the accumulated post-retirement benefit obligation	$807	$(656)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the ‘‘Medicare Act’’) was passed into law. The Medicare Act provides for a subsidy for certain costs related to prescription drug benefits to sponsors of post retirement healthcare plans that provide prescription drug benefits to retirees. FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘‘FSP 106-2’’), defines the accounting treatment for changes in post retirement benefit liabilities and post retirement benefits expense that are necessitated by the provisions of the Medicare Act. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004 (the three months ended October 2, 2004 for the Company). Based upon the provisions of the Company’s post retirement benefit plans, the retirees eligible to participate in such plans, the participation rate of such retirees and the contribution rates attributable to the participants in the plans, the Company does not believe that the enactment of the Medicare Act was a ‘‘Significant Event’’ to its post retirement benefit plans as defined in paragraph 73 of SFAS No. 106, Employers Accounting for Post Retirement Benefits Other Than Pensions, and as a result, the Medicare Act did not have a material effect on the Company’s post retirement benefit obligation or expense. The Company may amend its existing post retirement plans so that benefits payable under the plans will qualify for reimbursement under the Medicare Act in the future. Such amendments, if any, will be reflected in future valuations of the Company’s post retirement benefit obligation and determination of the related post retirement benefits expense.

The Company also sponsors a defined contribution plan for substantially all of its domestic employees. Employees can contribute to the plan, on a pre-tax basis, a percentage of their qualifying compensation up to the legal limits allowed. The Company makes matching contributions to the defined contribution plan. The maximum Company contribution on behalf of any individual employee was $11.000 (including $4.400 of maximum profit sharing contribution), $5.040, and $4.920 for 2006,

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

2005, and 2004, respectively. Employees fully vest in the Company contribution once they have attained four years. Company contributions to the defined contribution plan, in the aggregate, were $4,148 (including $1,920 of profit sharing contribution for Fiscal 2005 made in Fiscal 2006), $1,667, and $1,458 for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

On April 25, 2005, the Company adopted a deferred compensation plan (the ‘‘Deferred Compensation Plan’’) for the benefit of certain employees. The Deferred Compensation Plan allows participating employees to make pre-tax deferrals of up to 50% of their annual base salary and up to 100% of their incentive pay. A bookkeeping account is established for each participant, and each account is increased or decreased by the deemed positive or negative return based on hypothetical investment alternatives approved by the Company and selected by the participating employee. In the case of a change of control, the Company expects to establish a ‘‘rabbi’’ trust in connection with the Deferred Compensation Plan and will make contributions to the rabbi trust equal to the Deferred Compensation Plan’s aggregate benefit obligations. As of December 30, 2006, the Company had a liability with respect to the Deferred Compensation Plan of $745 for employee contributions and investment activity to date, which is recorded in other long-term liabilities.

Note 8—Inventories

	December 30, 2006	December 31, 2005
Finished goods	$308,043	$242,839
Work in process / in transit	63,965	55,974
Raw materials	35,609	27,175
	$407,617	$325,988

As of December 30, 2006, the Company was not party to any outstanding foreign currency exchange contracts. As of December 30, 2005, the Company was party to outstanding foreign currency exchange contracts to purchase approximately $3,352 for a total of approximately €2,745 at a weighted-average exchange rate of 1.221 $/€. These foreign currency exchange contracts matured during Fiscal 2006 and were designed to fix the number of euros required to satisfy the first one-third of dollar denominated purchases of inventory by certain of the Company’s European subsidiaries. As of December 31, 2005, the fair value of the outstanding foreign currency exchange contracts was $98.

Note 9—Property, Plant and Equipment

	December 30, 2006	December 31, 2005
Land and land improvements	$734	$1,260
Building, building improvements and leasehold improvements	47,023	38,799
Furniture and fixtures	54,989	43,101
Machinery and equipment	25,759	23,545
Computer hardware and software	94,784	64,110
Construction in progress	1,260	22,006
	$224,549	$192,821
Less: Accumulated depreciation and amortization	(101,921)	(75,826)
Property, plant and equipment, net	$122,628	$116,995

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 10—Intangible Assets and Goodwill

The following tables set forth intangible assets at December 30, 2006 and December 31, 2005 and the activity in the intangible asset accounts during Fiscal 2006 and Fiscal 2005:

	December 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite lived intangible assets:
Licenses for a term (Company as licensee)	$314,810	$18,824	$295,986	$108,363	$10,158	$98,205
Licenses for a term (Company as licensor)	—	—	—	5,861	1,790	4,071
Sales order backlog (a)	1,600	1,600	—	—	—	—
Other (a)	15,007	2,003	13,004	—	—	—
	331,417	22,427	308,990	114,224	11,948	102,276
Indefinite lived intangible assets:
Trademarks	120,153	—	120,153	154,397	—	154,397
Licenses in perpetuity	43,243	—	43,243	45,500	—	45,500
	163,396	—	163,396	199,897	—	199,897
Intangible Assets	$494,813	$22,427	$472,386	$314,121	$11,948	$302,173

(a)	During Fiscal 2005, the Company wrote off its fully amortized sales order backlog and other fully amortized finite-lived intangible assets.

	Trademarks	Licenses in Perpetuity	Finite-lived Intangible Assets	Sales Order Backlog	Other	Total
Balance at January 1, 2005	$156,679	$45,500	$103,326	$—	$—	$305,505
Acquisition of CK Swimwear (a)	—	—	4,333	—	—	4,333
Amortization expense (b)	—	—	(5,383)	—	—	(5,383)
Translation adjustments	(2,282)	—	—	—	—	(2,282)
Balance at December 31, 2005	154,397	45,500	102,276	—	—	302,173
Acquisition of CKJEA Business (c)	—	—	193,150	1,600	13,800	208,550
Disposition of Ocean Pacific (d)	(30,000)	—	(4,071)	—	—	(34,071)
Amortization expense	—	—	(8,666)	(1,600)	(2,003)	(12,269)
Recognition of deferred tax assets (e)	(6,006)	(2,257)	(2,728)	—	—	(10,991)
Translation adjustments	1,762	—	16,025		1,207	18,994
Balance at December 30, 2006	$120,153	$43,243	$295,986	$—	$13,004	$472,386

(a)	In July 2004, the Company entered into a license agreement granting the Company the exclusive worldwide rights to sell Calvin Klein women’s swimwear. The license was subject to certain remaining rights of a predecessor licensee in certain territories through June 2007. On May 23, 2005, the Company acquired the remaining rights under the Calvin Klein swimwear license for $4,333, which is being amortized through June 2007 using the straight-line method.

(b)	Amortization expense of $1,363 was included in loss from discontinued operations, net of taxes.

(c)	On January 31, 2006, the Company completed the CKJEA Acquisition (see Note 2). The total amount assigned (based on the Company’s allocation of the purchase price) to intangible assets subject to amortization is summarized below. The Company notes that no amounts were assigned to intangible assets not subject to amortization and none of the intangible assets are expected to have a residual value:

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Assigned Value as of Date of Acquisition	Weighted Average Amortization Period
Licenses acquired for a term	$193,150	40 years
Sales order backlog	1,600	4 months
Favorable leases, customer lists and other	13,800	9 years
	$208,550

(d)	On November 6, 2006, the Company completed the sale of the trademarks and goodwill of its OP businesses. See Note 2.

(e)	During Fiscal 2006 reductions in valuation allowances (as a result of the Company recognizing certain deferred tax assets related to NOL carryovers in existence as of the Effective Date) of $10,991 were ratably applied against non-current intangible assets in existence as of the Effective Date. See Note 6 for additional disclosure regarding deferred tax assets and reductions in valuation allowances.

The following table summarizes the Company’s weighted average amortization period related to each class of finite-lived intangible asset:

Weighted Average Amortization Period
Finite lived intangible assets:
Licenses for a term (Company as licensee)	40 years
Other	9 years

The following table summarizes the Company’s estimated amortization expense for intangible assets for the next five years:

2007	$11,600
2008	9,587
2009	9,370
2010	9,351
2011	8,759

The following table summarizes the changes in the carrying amount of goodwill for Fiscal 2006 and Fiscal 2005:

	Sportswear Group	Intimate Apparel Group	Swimwear Group	Total
Goodwill balance at January 1, 2005	$6,076	$13,180	$24,415	$43,671
Adjustment:
Income taxes (a)	(3,830)	(7,422)	(5,001)	(16,253)
Other (b)	1,854	(49)	820	2,625
Goodwill balance at December 31, 2005	4,100	5,709	20,234	30,043
Adjustment:
CKJEA Acquisition (c)	93,025	—	—	93,025
Sale of OP trademarks (d)	—	—	(17,801)	(17,801)
Income taxes (e)	(2,557)	(5,387)	(1,768)	(9,712)
Translation adjustments	5,121	37	—	5,158
Other (b)	461	—	(23)	438
Goodwill balance at December 30, 2006	$100,150	$359	$642	$101,151

(a)	Relates primarily to adjustments to deferred taxes resulting from a completed assessment of one of the Company’s foreign tax returns by taxing authorities, as well as the realization during the current year of certain deferred tax assets that existed as of the Effective Date.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

(b)	Reflects, among other items, amounts for the acquisition by the Company of a business located in Asia that had provided sourcing and buying agent services to the Company. The consideration for the acquisition is based primarily on the cost of inventory sourced by the acquired entity from the date of acquisition through February 26, 2006. The total purchase price for the acquisition was approximately $2,000. Effective June 16, 2006, the Company acquired an additional component of the abovementioned business. The total purchase price for this additional component is expected to approximate $1,000.

(c)	Relates to the CKJEA Acquisition (see Note 2). The $93,025 of goodwill was assigned to the Company’s Sportswear Group. None of the acquired goodwill is expected to be deductible for tax purposes.

(d)	Relates to goodwill associated with the Ocean Pacific business which was sold on November 6, 2006. See Note 2.

(e)	Relates primarily to adjustments to deferred taxes resulting from the realization, during the current year, of certain deferred tax assets that existed as of the Effective Date.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 11—Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 30, 2006 and December 31, 2005 are summarized below:

	December 30, 2006	December 31, 2005
Foreign currency translation adjustments (a)	$34,077	$4,505
Adjustment to initially apply SFAS 158 (b)	(2,545)	—
Other	(79)	163
Total accumulated other comprehensive income	$31,453	$4,668

(a)	The foreign currency translation adjustments reflect the change in the U.S. dollar relative to functional currencies where the Company conducts certain of its operations. The majority of the change in Fiscal 2006 was due to the CKJEA Acquisition in January 2006. See Note 2.

(b)	See Note 7.

Note 12—Debt

Debt was as follows:

	December 30, 2006	December 31, 2005
Short-term debt
CKJEA notes payable	$66,461	$—
Current portion of Term B Note due 2013	41,800	—
Other	478	—
	108,739	—
Long-term debt
8 7/8% Senior Notes due 2013	205,000	210,000
Term B Note due 2013	127,300	—
Other	158	—
	332,458	210,000
Total Debt	$441,197	$210,000

As of December 30, 2006 total maturities of long-term debt are as follows: $108,739 in fiscal 2007, $2,408 in fiscal 2008, $1,800 in fiscal 2009, $1,800 in fiscal 2010, $1,800 in fiscal 2011 and $324,650 thereafter.

Financing Agreements

Senior Notes

On June 12, 2003, Warnaco completed the sale of $210,000 aggregate principal amount of Senior Notes at par value, which notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually on December 15 and June 15 of each year. No principal payments prior to the maturity date are required. On June 2, 2006, the Company purchased $5,000 aggregate principal amount of the outstanding $210,000 Senior Notes for total consideration of $5,200 in the open market.

The Senior Notes are unconditionally guaranteed, jointly and severally, by Warnaco Group and substantially all of Warnaco’s domestic subsidiaries (all of which are 100% owned, either directly or

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

indirectly, by Warnaco). The Senior Notes are effectively subordinate in right of payment to existing and future secured debt (including the Amended and Restated Credit Agreement) and to the obligations (including trade accounts payable) of the subsidiaries that are not guarantors of the Senior Notes. The guarantees of each guarantor are effectively subordinate to that guarantor’s existing and future secured debt (including guarantees of the Amended and Restated Credit Agreement) to the extent of the value of the assets securing that debt. There are no restrictions that prevent the guarantor subsidiaries from transferring funds or paying dividends to the Company. The indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make restricted payments, create or permit certain liens, use the proceeds of sales of assets and subsidiaries’ stock, create or permit restrictions on the ability of certain of Warnaco’s subsidiaries to pay dividends or make other distributions to Warnaco or to Warnaco Group, enter into transactions with affiliates, engage in certain business activities, engage in sale and leaseback transactions and consolidate or merge or sell all or substantially all of its assets. The Company was in compliance with the covenants of the Senior Notes at December 30, 2006. Redemption of the Senior Notes prior to their maturity is subject to premiums as set forth in the indenture. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Notes, which, among other things, required Warnaco and the guarantors to complete a registration and exchange of the Senior Notes. In accordance with the registration rights agreement, the Company completed the registration and exchange of the Senior Notes in the first quarter of Fiscal 2004. In connection with the purchase, the Company recognized a loss on the repurchase of debt of approximately $458, which included the recognition of approximately $258 of deferred financing costs. The loss on the repurchase is included in the Other loss (income) line item in the Company’s consolidated statement of operations.

Interest Rate Swap Agreements

On September 18, 2003, the Company entered into an interest rate swap agreement (the ‘‘2003 Swap Agreement’’) with respect to the Senior Notes for a total notional amount of $50,000. The 2003 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six month London Interbank Offered Rate (‘‘LIBOR’’) plus 4.11% (9.46% at December 30, 2006). The 2003 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2003 Swap Agreement as a fair value hedge of the changes in fair value of $50,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of December 30, 2006, the fair value of the 2003 Swap Agreement was a loss of $1,622. As of December 31, 2005, the fair value of the 2003 Swap Agreement was a loss of $1,366.

On November 5, 2004, the Company entered into a second interest rate swap agreement (the ‘‘2004 Swap Agreement’’) with respect to the Company’s Senior Notes for a total notional amount of $25,000. The 2004 Swap Agreement provides that the Company will receive interest of 8 7/8% and pay a variable rate of interest based upon six months LIBOR plus 4.34% (9.69% at December 30, 2006). The 2004 Swap Agreement expires on June 15, 2013 (the date on which the Senior Notes mature). The Company designated the 2004 Swap Agreement as a fair value hedge of the changes in fair value of $25,000 aggregate principal amount of the $210,000 aggregate principal amount of Senior Notes outstanding. As of December 30, 2006, the fair value of the 2004 Swap Agreement was a loss of $1,091. As of December 31, 2005, the fair value of the 2004 Swap Agreement was a loss of $990.

As a result of the 2003 and 2004 Swap Agreements, the weighted average effective interest rate of the Senior Notes was 9.12% and 8.87% as of December 30, 2006 and December 31, 2005, respectively.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The fair value of the Company’s outstanding interest rate swap agreements reflect the termination premium (unrealized loss) or termination discount (unrealized gain) that the Company would realize if such swaps were terminated on the valuation date. Since the provisions of the Company’s 2003 Swap Agreement and 2004 Swap Agreement match the provisions of the Company’s outstanding Senior Notes (the ‘‘Hedged Debt’’), changes in the fair value of the outstanding swaps do not have any effect on the Company’s results of operations but are recorded in the Company’s consolidated balance sheets. Unrealized gains on the outstanding interest rate swap agreements are included in other assets with a corresponding increase in the Hedged Debt. Unrealized losses on the outstanding interest rate swap agreements are included as a component of long-term debt with a corresponding decrease in the Hedged Debt. The table below summarizes the fair value (unrealized loss) of the Company’s outstanding swap agreements:

	December 30, 2006	December 31, 2005
Unrealized loss:
2003 Swap Agreement	$(1,622)	$(1,366)
2004 Swap Agreement	(1,091)	(990)
Net unrealized loss	$(2,713)	$(2,356)

Revolving Credit Facility; Amended and Restated Credit Agreement

On January 31, 2006, the Company’s revolving credit facility was amended and restated (the ‘‘Amended and Restated Credit Agreement’’) in connection with the closing of the CKJEA Acquisition to, among other things, add a $180,000 term loan facility (the ‘‘Term B Note’’) which was used to finance a portion of the CKJEA Acquisition. Generally, the loans under the Term B Note bear interest at either Citibank N.A.’s base rate plus 0.50% or at LIBOR plus 1.50%, in each case, on a per annum basis. As of December 30, 2006, the weighted average interest rate for the loans outstanding under the Term B Note was 7.2%. The Term B Note matures on January 31, 2013. Loans under the Amended and Restated Credit Agreement may be required to be repaid upon the occurrence of certain events, including certain types of asset sales, insurance recoveries, and issuances of debt. In addition, the Term B Note requires the Company to repay the Term B Note principal in amounts equal to 25% of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement), if any, subject to certain conditions.

In addition to the amendments under the Amended and Restated Credit Agreement relating to the Term B Note, on January 31, 2006, the Company also increased the revolving credit facility commitment under the Amended and Restated Credit Agreement to $225,000. The $225,000 revolving credit facility commitment under the Amended and Restated Credit Agreement matures on February 3, 2009. The revolving credit facility includes a provision which allows the Company to increase the maximum available borrowings under the revolving credit facility from $225,000 to $375,000. Borrowings under the revolving credit facility bear interest at Citibank N.A.’s base rate plus 0.5% (8.75% at December 30, 2006 and 7.75% at December 31, 2005) or at LIBOR plus 1.5% (approximately 6.86% and 6.04% at December 30, 2006 and December 31, 2005, respectively), in each case, on a per annum basis. The rates of interest payable on outstanding borrowings under the revolving credit facility may change based on the Company’s financial ratios. The Company enters into contracts to elect the LIBOR option when it expects borrowings to be outstanding for more than 30 days. The remaining balances bear interest based upon Citibank N.A.’s base rate. The revolving credit facility contains financial covenants that, among other things, require the Company to maintain a fixed charge coverage ratio above a minimum level and a leverage ratio below a maximum level and limit the amount of the Company’s capital expenditures. In addition, the revolving credit facility contains certain covenants that, among other things, limit investments and asset sales, prohibit the payment of dividends (subject to limited exceptions) and limit the incurrence of material additional indebtedness.

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

As of December 30, 2006, under the Amended and Restated Credit Agreement, the Company had $169,100 outstanding under the Term B Note and no borrowings outstanding under the revolving credit facility. As of December 30, 2006, the Company had $145,449 of credit available under the revolving credit facility of the Amended and Restated Credit Agreement which included available borrowings of $219,745 (based upon the current borrowing base calculations) plus $64,996 of cash collateral, less outstanding letters of credit of $139,292.

On November 6, 2006, the Company entered into an amendment to its Amended and Restated Credit Agreement to, among other things, permit the OP sale, designate that the net proceeds of such sale would be used to repay term loans under the Amended and Restated Credit Agreement, permit the Company to hold certain investments in connection with such sale, and expand the ability of the Company to repurchase its common stock (based on certain tests), in each case subject to certain limitations and restrictions. In connection with the OP sale, the Company paid $10,000 against the Term B Note in December 2006 and an additional $40,000 in January 2007. In total, these payments eliminated the January 31, 2013 payment and reduced the December 31, 2012 payment to $34,600.

CKJEA Assumed Debt

In connection with the CKJEA Acquisition, the Company assumed certain debt of approximately $89,541. Simultaneously with the closing of the acquisition, the Company repaid approximately $44,518 of the outstanding debt. The remaining debt consists of short-term notes payable with a number of banks at various interest rates (primarily Euro LIBOR plus 1.0%). As of December 30, 2006, the weighted average interest rate for the assumed debt outstanding was approximately 4.42%. All of the CKJEA Business’ short-term notes were renewed for an additional one-year term in February 2007.

Foreign Revolving Credit Facility

During Fiscal 2005, certain of the Company’s foreign subsidiaries (the ‘‘Foreign Subsidiaries’’) entered into a $25,000 revolving credit facility with Bank of America, N.A. (the ‘‘Foreign Revolving Credit Facility’’). The Foreign Revolving Credit Facility provides for a four year, non-amortizing revolving credit facility. Borrowings under the Foreign Revolving Credit Facility accrue interest at LIBOR or, if applicable, the lending bank’s base rate, in each case, plus 2.25% or 2.00% (depending on the level of EBITDA (as defined in the Foreign Revolving Credit Facility) of the Foreign Subsidiaries). The Foreign Revolving Credit Facility is secured by first priority security interests on the assets of the Foreign Subsidiaries and the Foreign Subsidiaries guarantee each other’s obligations under the Foreign Revolving Credit Facility. The Foreign Revolving Credit Facility contains covenants that require the Foreign Subsidiaries to maintain certain financial ratios and limit the amount of the Foreign Subsidiaries’ capital expenditures. In addition, the Foreign Revolving Credit Facility contains certain restrictive covenants which, among other things, limit investments by the Foreign Subsidiaries and prohibit the Foreign Subsidiaries from incurring additional indebtedness. The Company’s ability to borrow under the Foreign Revolving Credit Facility is subject to the satisfaction of certain conditions. As of December 30, 2006, the Company had no borrowings outstanding under the Foreign Revolving Credit Facility.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Debt Covenants

As previously disclosed, the Company was not in compliance with certain covenants (related to the timely delivery and accuracy of annual and monthly financial statements) of its Amended and Restated Credit Agreement at December 31, 2005, April 1, 2006 and July 1, 2006 due to the restatement of its consolidated financial statements for Fiscal 2005 and the three month period ended April 1, 2006 (‘‘First Quarter 2006’’). On August 15, 2006, the Company obtained a thirty-day waiver of the relevant covenants from the lenders under the Amended and Restated Credit Agreement. The Company filed its Amended Annual Report on Form 10-K/A for Fiscal 2005 and its Amended Quarterly Report on Form 10-Q/A for the First Quarter 2006 within the thirty-day waiver period. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement as of December 30, 2006.

The Company is not aware of any non-compliance with the covenants of the Senior Notes as of December 30, 2006, December 31, 2005, and January 1, 2005.

The Company is not aware of any non-compliance with the covenants of the Foreign Revolving Credit Facility as of December 30, 2006 and December 31, 2005.

Interest

The Company anticipates that interest payments related to long-term debt are as follows: $29,352 in 2007; $29,242 in 2008; $29,116 in 2009; $28,990 in 2010; $28,864 in 2011; and $35,194 thereafter.

The Company earned interest income of $2,251, $3,410, and $1,905 for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively. Interest income is recorded as part of interest expense, net, on the Company’s statement of operations.

Note 13—Stockholders’ Equity

Preferred Stock

The Company has authorized an aggregate of 20,000,000 shares of preferred stock, par value $0.01 per share, of which 112,500 shares are designated as Series A preferred stock, par value $0.01 per share. There were no shares of preferred stock issued and outstanding at either December 30, 2006 or December 31, 2005.

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

As of December 30, 2006, the Company had cumulatively purchased 2,021,085 shares of common stock in the open market at a total cost of approximately $44,100 (an average cost of $21.82 per share) under the share repurchase program. During Fiscal 2006, the Company purchased 2,011,934 shares of common stock in the open market at a total cost of approximately $43,900 (an average cost of $21.81 per share). During Fiscal 2005, the Company purchased 9,151 shares of its common stock in the open market at a total cost of approximately $222 ($24.25 per share) under the share repurchase program.

Repurchased shares are held in treasury pending use for general corporate purposes.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

2005 Stock Incentive Plan

The Warnaco Group, Inc. 2005 Stock Incentive Plan (the ‘‘2005 Stock Incentive Plan’’) permits the granting of incentive stock options, non-qualified stock options, restricted stock, stock awards and other stock-based awards (including but not limited to restricted stock units), some of which may require the satisfaction of performance-based criteria in order to become vested or payable to participants. Subject to adjustment for dividends, distributions, recapitalizations, stock splits, reverse stock splits, reorganizations, mergers, consolidations, split-ups, spin-offs, combinations, repurchases or exchanges of shares or other securities of the Company, issuances of warrants or other rights to purchase shares of common stock or other securities of the Company and other similar events, the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan is 3,000,000 shares of common stock; provided, however, that the aggregate number of shares that may be subject to restricted stock awards shall not exceed 750,000. The Compensation Committee of the Company’s Board of Directors is responsible for administering the 2005 Stock Incentive Plan. The Company has reserved 3,000,000 shares of its common stock for stock based compensation awards granted pursuant to the 2005 Stock Incentive Plan. Substantially all awards granted under the 2005 Stock Incentive Plan have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2006 provided that the grantee is employed by the Company on such date. At December 30, 2006, under the 2005 Stock Incentive Plan, there were approximately 466,395 shares available for future grants of stock options and approximately 422,198 shares available for future grants of either stock options or restricted stock awards.

2003 Stock Incentive Plan

The Board of Directors and Compensation Committee thereof are responsible for administration of The Warnaco Group, Inc. 2003 Stock Incentive Plan (the ‘‘2003 Stock Incentive Plan’’) and determine, subject to the provisions of the plans, the number of shares to be issued, the terms of awards, the sale or exercise price, the number of shares awarded and the rate at which awards vest or become exercisable. The Company has reserved 5,000,000 shares of common stock for stock-based compensation awards granted pursuant to the 2003 Stock Incentive Plan. Substantially all stock-based compensation awards granted after January 3, 2004 have a contractual life of 10 years and vest annually with respect to 1/3 of the award on each anniversary of the grant date beginning in 2005 provided that the grantee is employed by the Company on such date. Substantially all stock-based compensation awards granted prior to January 3, 2004 have a contractual life of 10 years and vest, with respect to ¼ of the award, six months after the grant date and, with respect to an additional ¼ of such award, each anniversary after the first vesting date for a period of three years provided that the grantee is employed by the Company on such date. At December 30, 2006, under the 2003 Stock Incentive Plan, there were approximately 255,919 shares available for future grants of either stock options or restricted stock awards.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

A summary of stock option award activity under the Company’s stock incentive plans as of December 30, 2006 and changes during Fiscal 2006 is presented below:

	Options	Weighted Average Exercise Price
Outstanding as of January 1, 2006	3,963,300	$16.24
Granted	1,110,700	20.42
Exercised	(502,877)	13.46
Forfeited / Expired	(408,795)	20.34
Outstanding as of December 30, 2006 (a)	4,162,328	$18.01
Options exercisable as of December 30, 2006	2,263,129	$14.86

(a)	825,794 options are expected to vest in fiscal 2007.

A summary of the activity for unvested restricted share/unit awards as of December 30, 2006 and changes during Fiscal 2006 is presented below:

	Restricted Shares/Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2006	613,825	$19.47
Granted	403,650	23.08
Vested	(308,889)	17.43
Forfeited	(92,219)	22.28
Unvested as of December 30, 2006	616,367	$22.44

The following table summarizes information about options outstanding at December 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding at December 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value	Exercisable at December 30, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value
$9.55-$13.20	1,077,500	6.3	$9.95	$16,630	1,077,500	6.3	$9.95	$16,630
$13.21-$16.85	220,000	6.7	16.65	1,922	164,667	6.7	16.65	1,438
$16.86-$20.50	1,118,533	7.5	18.74	7,425	716,167	7.4	18.80	4,710
$20.51-$24.15	1,636,695	8.8	22.53	4,662	287,495	8.4	21.78	1,035
$24.16-$27.80	109,600	9.1	25.16	46	17,300	8.7	25.23	4
	4,162,328	7.7	$18.01	$30,685	2,263,129	6.9	14.86	$23,817

The weighted average grant date fair value of options granted and the intrinsic value of options exercised and restricted shares/units vested during Fiscal 2006, Fiscal 2005 and Fiscal 2004 are as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Weighted-average grant date fair value of options granted	$8.52	$8.24	$6.65
Intrinsic value of options exercised	10.85	12.21	8.95
Total fair value of restricted shares/units vested	22.38	24.71	20.54

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

The following represents the reconciliation of the number of shares of common stock and treasury stock issued and outstanding as of December 30, 2006:

	December 30, 2006	December 31, 2005
Common Stock:
Balance at beginning of year	46,146,869	45,655,515
Shares issued to directors	27,658	20,975
Shares issued upon exercise of stock options	502,877	267,834
Shares issued upon vesting of restricted stock grants	308,521	202,545
Balance at end of year	46,985,925	46,146,869
Treasury Stock:
Balance at beginning of year	42,498	638
Purchases of Common Stock (a)	2,118,727	58,285
Shares issued upon vesting of restricted stock grants	—	(10,625)
Shares issued upon exercise of stock options	—	(5,800)
Balance at end of year	2,161,225	42,498

(a)	Represents 2,011,934 and 9,151 shares for Fiscal 2006 and Fiscal 2005, respectively, purchased under the Company’s share repurchase program and 106,793 and 49,134 shares for Fiscal 2006 and Fiscal 2005, respectively, surrendered by employees in satisfaction of certain payroll tax obligations associated with the vesting of restricted stock.

Note 14—Income per Common Share

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Numerator for basic and diluted income per common share:
Income from continuing operations	$73,611	$55,501	$48,593
Basic:
Weighted average number of shares outstanding used in computing income per common share	45,719,910	45,872,308	45,418,069
Income per common share from continuing operations	$1.61	$1.21	$1.07
Diluted:
Weighted average number of shares outstanding	45,719,910	45,872,308	45,418,069
Effect of dilutive securities:
Employee stock options	833,412	694,971	544,972
Unvested employees’ restricted stock	329,077	236,774	215,494
Weighted average number of shares and share equivalents outstanding	46,882,399	46,804,053	46,178,535
Income per common share from continuing operations	$1.57	$1.19	$1.05
Number of anti-dilutive ‘‘out-of-the-money’’ stock options outstanding (a)	1,673,095	84,600	479,200

(a)	Options to purchase shares of common stock at an exercise price greater than the average market price of the underlying shares are anti-dilutive and therefore not included in the computation of diluted income per common share from continuing operations.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 15—Lease and Other Commitments

The Company is a party to various lease agreements for equipment, real estate, furniture, fixtures and other assets, which expire on various dates through 2025. Under these agreements, the Company is required to pay various amounts including property taxes, insurance, maintenance fees, and other costs. The following is a schedule of future minimum rental payments required under non-cancelable operating leases with terms in excess of one year, as of December 30, 2006:

	Rental payments
Year	Real Estate	Equipment
2007	$34,592	$4,847
2008	27,729	4,229
2009	22,685	1,410
2010	18,861	381
2011	17,973	234
2012 and thereafter	61,716	665

Rent expense included in the consolidated statements of operations for Fiscal 2006, Fiscal 2005, and Fiscal 2004 was $42,417, $26,738, and $23,276, respectively.

The Company had capital lease obligations of $636 and $394 as of December 30, 2006 and December 31, 2005, respectively.

Although the specific terms of each of the Company’s license agreements vary, generally such agreements provide for minimum royalty payments and/or royalty payments based upon a percentage of net sales. Such license agreements also generally grant the licensor the right to approve any designs marketed by the licensee. The Company has license agreements with the following minimum guaranteed royalty payments as of December 30, 2006:

Year	Minimum Royalty (a)
2007	$40,269
2008	44,456
2009	44,941
2010	41,535
2011	41,145
2012 and thereafter	423,742

(a)	Includes all minimum royalty obligations. Some of the Company’s license agreements have no expiration date or extend beyond 20 years. The duration of these agreements for the purposes of this item are assumed to be 20 years. Variable based minimum royalty obligations are based upon payments for the most recent fiscal year. Certain of the Company’s license agreements also require the Company to pay a specified percentage of net revenue (ranging from 1-3%) to the licensor for advertising and promotion of the licensed products (which amount is not included in minimum royalty obligations for purposes of this item).

The Company has entered into employment agreements with certain members of management. Minimum obligations pursuant to such agreements total $4,083, $1,279, $36, $21, $314 and $150 in fiscal 2007, 2008, 2009, 2010, 2011 and thereafter, respectively. These minimum obligations include deferred compensation and supplemental compensation under these agreements.

As of December 30, 2006, the Company had purchase obligations of $2,071, $1,031, $849 and $293 for fiscal 2007, 2008, 2009 and 2010, respectively. These obligations include payments for software maintenance fees, software licensing fees and advertising.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 16—Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Accounts Receivable: The carrying amount of the Company’s accounts receivable approximates fair value.

Notes Receivable: The carrying amount of the Company’s notes receivable approximates fair value, as the notes bear interest at market rates based upon the risk associated with the debtor.

Accounts Payable: The carrying amount of the Company’s accounts payable is approximately equal to their fair value because accounts payable are short-term in nature and the carrying value is equal to the settlement value.

Short-term CKJEA notes payable: The carrying amount of the short-term CKJEA notes payable is approximately equal to their fair value because of their short-term nature and because amounts outstanding bear interest at variable rates which fluctuate with market rates.

Senior Notes: The Senior Notes mature on June 15, 2013 and bear interest at 8 7/8% payable semi-annually beginning December 15, 2003. The fair value of the Senior Notes is based upon quoted market prices for the Senior Notes.

Term B Note: The Term B Note matures on January 31, 2013 and bears interest at a weighted average interest rate of 7.2% at December 30, 2006. The carrying amount of the Term B Note approximates fair value, as the notes bear interest at variable rates which fluctuate with market rates.

Interest Rate Swaps: The fair value of the outstanding interest rate swaps is based upon the cost to terminate the contracts.

Letters of Credit: Letters of credit collateralize the Company’s obligations to third parties and have terms ranging from 30 days to one year. The face amounts of the letters of credit are a reasonable estimate of the fair value since the value for each is fixed over its relatively short maturity.

Foreign Currency Exchange Forward Contracts: The fair value of the outstanding foreign currency exchange forward contracts is based upon the cost to terminate the contracts. The Company did not have any foreign currency exchange forward contracts outstanding as of December 30, 2006.

The carrying amounts and fair value of the Company’s financial instruments are as follows:

	December 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable	$294,993	$294,993	$210,204	$210,204
Note receivable	1,531	1,531	7,439	7,439
Pension Plan assets (a)	125,246	125,246	112,028	112,028
Accounts payable	199,310	199,310	126,333	126,333
Short-term CKJEA notes payable	66,461	66,461	—	—
Senior Notes	202,287	217,813	207,644	226,275
Interest rate swaps – net loss	2,713	2,713	2,356	2,356
Term B Notes	169,100	169,100	—	—
Pension Plan liabilities (a)	156,400	156,400	154,206	154,206
Letters of credit	—	139,292	—	59,956
Foreign currency exchange contracts	—	—	98	98

(a)	Pension Plan assets are not owned by the Company, they are owned by the Pension Plans. These Pension Plan assets are netted against the outstanding Pension Plan liabilities in the Company’s Consolidated Balance Sheet. See Note 7.

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 17—Cash Flow Information

The following table sets forth supplemental cash flow information for Fiscal 2006, Fiscal 2005, and Fiscal 2004:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Cash paid (received) during the year for:
Interest expense	$32,052	$21,718	$21,498
Interest income	(1,477)	(3,676)	(2,211)
Income taxes, net of refunds received	29,257	439	(2,746)
Supplemental non-cash investing and financing activities:
Accounts payable for purchase of fixed assets	3,751	8,783	5,004

Note 18—Legal Matters

SEC Investigation: As previously disclosed, the Company reached a settlement with the SEC on the proposed allegations related to matters that had been under investigation. Pursuant to the settlement, on May 11, 2004, the SEC issued an administrative order requiring that the Company cease and desist from committing or causing any violations and future violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. The cease-and-desist order, in which the Company neither admits nor denies the findings, was pursuant to the Company’s offer of settlement. The Company paid no fine under the SEC settlement. As part of the settlement, the Company agreed to certain undertakings, including retention of an independent consultant to perform a review of the Company’s internal controls and policies relating to its inventory systems, internal audit, financial reporting and other accounting functions. On October 29, 2004, the independent consultant delivered its report to the Special Committee of the Board of Directors, which report was thereafter delivered to the SEC. In January 2005, the Board, upon recommendation of the Special Committee, adopted the recommendations contained in the report. In addition, pursuant to the settlement, the Company agreed that for a period of two years its Chief Administrative Officer (who previously served as General Counsel) shall not sign any documents to be filed with the SEC by or on behalf of the Company and shall not participate in or be responsible for the preparation or review of such filings except under limited circumstances. The Company also agreed that for a period of two years its General Counsel shall continue to report directly to the Audit Committee of the Board of Directors on any matters relating to the Company’s financial reporting obligations. The Company does not expect the settlement with the SEC to have a material effect on its financial condition, results of operations or business.

SEC Inquiry: On August 8, 2006, the Company announced that it would restate its previously reported financial statements for Fourth Quarter 2005, Fiscal 2005 and First Quarter 2006. The restatements were required as a result of certain irregularities discovered by the Company during the Company’s 2006 second quarter closing review and certain other errors. The irregularities primarily related to the accounting for certain returns and customer allowances at the Company’s Chaps menswear division. These matters were reported to the Company’s Audit Committee, which engaged outside counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation, and also to correct for an error which resulted from the implementation of the Company’s new systems infrastructure at its Swimwear Group during the First Quarter 2006, and certain other immaterial errors, the Audit Committee accepted management’s recommendation that the Company restate its financial statements.

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

Note 19—Supplemental Consolidating Condensed Financial Information

The following tables set forth supplemental consolidating condensed financial information as of December 30, 2006, and December 31, 2005 and for Fiscal 2006, Fiscal 2005, and Fiscal 2004 for: (i) The Warnaco Group, Inc.; (ii) Warnaco Inc.; (iii) the subsidiaries that guarantee the Senior Notes (the ‘‘Guarantor Subsidiaries’’); (iv) the subsidiaries other than the Guarantor Subsidiaries (the ‘‘Non-Guarantor Subsidiaries’’); and (v) The Warnaco Group, Inc. on a consolidated basis. The Senior Notes are guaranteed by substantially all of Warnaco Inc.’s domestic subsidiaries. See Note 12.

	December 30, 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,255	$104	$98,631	$—	$166,990
Accounts receivable, net	—	—	141,800	153,193	—	294,993
Inventories	—	79,181	165,827	162,609	—	407,617
Prepaid expenses and other current assets	—	9,427	11,832	57,341	—	78,600
Total current assets	—	156,863	319,563	471,774	—	948,200
Property, plant and equipment, net	—	43,049	35,261	44,318	—	122,628
Investment in subsidiaries	928,277	551,617	—	—	(1,479,894)	—
Other assets	—	26,551	237,571	346,025	—	610,147
Total assets	$928,277	$778,080	$592,395	$862,117	$(1,479,894)	$1,680,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$154,147	$55,202	$284,974	$—	$494,323
Total current liabilities	—	154,147	55,202	284,974	—	494,323
Intercompany accounts	245,363	(269,459)	(135,204)	159,300	—	—
Long-term debt	—	332,300	—	158	—	332,458
Other long-term liabilities	—	89,683	1,594	80,003	—	171,280
Stockholders’ equity	682,914	471,409	670,803	337,682	(1,479,894)	682,914
Total liabilities and stockholders’ equity	$928,277	$778,080	$592,395	$862,117	$(1,479,894)	$1,680,975

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	December 31, 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$105,770	$581	$57,850	$—	$164,201
Accounts receivable, net	—	—	141,568	68,636	—	210,204
Inventories	—	74,727	168,997	82,264	—	325,988
Prepaid expenses and other current assets	—	19,710	10,221	17,644	—	47,575
Total current assets	—	200,207	321,367	226,394	—	747,968
Property, plant and equipment, net	—	50,899	41,489	24,607	—	116,995
Investment in subsidiaries	850,743	551,616	—	—	(1,402,359)	—
Other assets	—	39,641	298,633	16,814	—	355,088
Total assets	$850,743	$842,363	$661,489	$267,815	$(1,402,359)	$1,220,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued liabilities and accrued taxes	$—	$116,760	$45,303	$91,141	$—	$253,204
Total current liabilities	—	116,760	45,303	91,141	—	253,204
Intercompany accounts	221,256	(167,943)	18,124	(71,437)	—	—
Long-term debt	—	210,000	—	—	—	210,000
Other long-term liabilities	—	109,643	13,017	4,700	—	127,360
Stockholders’ equity	629,487	573,903	585,045	243,411	(1,402,359)	629,487
Total liabilities and stockholders’ equity	$850,743	$842,363	$661,489	$267,815	$(1,402,359)	$1,220,051

	Fiscal 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$451,642	$585,921	$789,923	$—	$1,827,486
Cost of goods sold	—	335,727	396,992	402,595	—	1,135,314
Gross profit	—	115,915	188,929	387,328	—	692,172
SG&A expenses (including amortization of intangible assets)	—	132,297	151,243	279,793	—	563,333
Pension income	—	(2,820)	—	1,056	—	(1,764)
Restructuring expense (income)	—	411	—	(120)	—	291
Operating income (loss)	—	(13,973)	37,686	106,599	—	130,312
Equity in income of subsidiaries	(50,750)	—	—	—	50,750	—
Intercompany	—	(1,825)	(16,206)	18,031	—	—
Other (income) loss	—	(81)	(1,161)	(1,677)	—	(2,919)
Interest (income) expense, net	—	120,132	(87,320)	2,878	—	35,690
Income (loss) from continuing operations before provision for income taxes	50,750	(132,199)	142,373	87,367	(50,750)	97,541
Provision (benefit) for income taxes	—	(32,432)	34,928	21,434	—	23,930
Income (loss) from continuing operations	50,750	(99,767)	107,445	65,933	(50,750)	73,611
Income (loss) from discontinued operations, net of income taxes	—	(2,369)	(21,697)	1,205	—	(22,861)
Net income (loss)	$50,750	$(102,136)	$85,748	$67,138	$(50,750)	$50,750

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$451,355	$603,317	$421,063	$—	$1,475,735
Cost of goods sold	—	337,764	411,338	225,765	—	974,867
Gross profit	—	113,591	191,979	195,298	—	500,868
SG&A expenses (including amortization of intangible assets)	—	137,964	129,185	125,237	—	392,386
Pension income	—	1,160	—	403	—	1,563
Restructuring expense (income)	—	685	—	(1,188)	—	(503)
Operating income (loss)	—	(26,218)	62,794	70,846	—	107,422
Equity in income of subsidiaries	(49,492)	—	—	—	49,492	—
Intercompany	—	1,223	(14,979)	13,756	—	—
Other (income) loss	—	(1,093)	1,087	1,025	—	1,019
Interest (income) expense, net	—	58,556	(41,579)	1,105	—	18,082
Income (loss) from continuing operations before provision for income taxes	49,492	(84,904)	118,265	54,960	(49,492)	88,321
Provision (benefit) for income taxes	—	(31,550)	43,947	20,423	—	32,820
Income (loss) from continuing operations	49,492	(53,354)	74,318	34,537	(49,492)	55,501
Income (loss) from discontinued operations, net of income taxes	—	(3,082)	(4,243)	1,316	—	(6,009)
Net income (loss)	$49,492	$(56,436)	$70,075	$35,853	$(49,492)	$49,492

	Fiscal 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net revenues	$—	$424,973	$594,075	$387,360	$—	$1,406,408
Cost of goods sold	—	323,312	399,577	214,987	—	937,876
Gross profit	—	101,661	194,498	172,373	—	468,532
SG&A expenses (including amortization of intangible assets)	—	136,110	121,112	114,223	—	371,445
Pension income	—	(6,150)	—	(634)	—	(6,784)
Restructuring expense	—	4,387	109	634	—	5,130
Operating income (loss)	—	(32,686)	73,277	58,150	—	98,741
Equity in income of subsidiaries	(42,517)	—	—	—	42,517	—
Intercompany	—	6,824	(18,032)	11,208	—	—
Other (income) loss	—	(19,243)	18,961	(1,915)	—	(2,197)
Interest (income) expense, net	—	43,892	(25,037)	963	—	19,818
Income (loss) from continuing operations before provision for income taxes	42,517	(64,159)	97,385	47,894	(42,517)	81,120
Provision (benefit) for income taxes	—	(25,729)	39,051	19,205	—	32,527
Income (loss) from continuing operations	42,517	(38,430)	58,334	28,689	(42,517)	48,593
Income (loss) from discontinued operations, net of income taxes	—	(1,109)	(5,913)	946	—	(6,076)
Net income (loss)	$42,517	$(39,539)	$52,421	$29,635	$(42,517)	$42,517

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2006
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$38,992	$24,201	$(42,400)	$74,668	$—	$95,461
Net cash provided by (used) in operating activities from discontinued operations	—	(2,187)	(7,309)	782	—	(8,714)
Net cash provided by (used in) operating activities	38,992	22,014	(49,709)	75,450	—	86,747
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	5,947	—	271	—	6,218
Purchase of property, plant and equipment	—	(18,869)	(1,688)	(15,001)	—	(35,558)
Business acquisitions, net of cash acquired	—	(208,658)	(3)	—	—	(208,661)
Proceeds from the sale of Ocean Pacific	—	—	51,352	—	—	51,352
Net cash provided by (used in) investing activities from continuing operations	—	(221,580)	49,661	(14,730)	—	(186,649)
Net cash used in investing activities from discontinued operations	—	—	(429)	—	—	(429)
Net cash provided by (used in) investing activities	—	(221,580)	49,232	(14,730)	—	(187,078)
Cash flows from financing activities:
Debt issued with business acquisition	—	180,000	—	—	—	180,000
Payment of debt assumed on business acquisition	—	—	—	(44,398)	—	(44,398)
Payment of deferred financing costs	—	(3,456)	—	—	—	(3,456)
Payment of Senior Notes due 2013	—	(5,200)	—	—	—	(5,200)
Repayments of debt issued with business acquisition	—	(10,900)	—	—	—	(10,900)
Proceeds from the exercise of employee stock options	7,294	—	—	—	—	7,294
Purchase of treasury stock	(46,286)	—	—	—	—	(46,286)
Increase in short term notes payable	—	—	—	21,021	—	21,021
Proceeds from the sale and leaseback of store fixtures	—	1,607	—	—	—	1,607
Net cash provided by (used in) financing activities	(38,992)	162,051	—	(23,377)	—	99,682
Translation adjustments	—	—	—	3,438	—	3,438
Increase (decrease) in cash and cash equivalents	—	(37,515)	(477)	40,781	—	2,789
Cash and cash equivalents at beginning of period	—	105,770	581	57,850	—	164,201
Cash and cash equivalents at end of period	$—	$68,255	$104	$98,631	$—	$166,990

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

	Fiscal 2005
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(1,965)	$77,155	$18,321	$48,212	$—	$141,723
Net cash provided by (used) in operating activities from discontinued operations	—	462	(6,923)	2,804	—	(3,657)
Net cash provided by (used in) operating activities	(1,965)	77,617	11,398	51,016	—	138,066
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	6,299	—	47	—	6,346
Purchase of property, plant and equipment	—	(20,589)	(4,424)	(7,889)	—	(32,902)
Business acquisitions	—	(1,236)	—	(278)	—	(1,514)
Preacquisition costs	—	—	—	(1,901)	—	(1,901)
Purchase of intangible asset	—	—	(4,333)	—	—	(4,333)
Net cash used in investing activities from continuing operations	—	(15,526)	(8,757)	(10,021)	—	(34,304)
Net cash used in investing activities from discontinued operations	—	(90)	(2,182)	(151)	—	(2,423)
Net cash used in investing activities	—	(15,616)	(10,939)	(10,172)	—	(36,727)
Cash flows from financing activities:
Repayment of capital lease obligations	—	—	—	(405)	—	(405)
Payment of deferred financing costs	—	(386)	—	(1,239)	—	(1,625)
Proceeds from issuance of stock, net	3,005	—	—	—	—	3,005
Purchase of treasury stock	(1,040)	—	—	—	—	(1,040)
Net cash provided by (used in) financing activities	1,965	(386)	—	(1,644)	—	(65)
Translation adjustments	—	—	—	(2,661)	—	(2,661)
Increase in cash and cash equivalents	—	61,615	459	36,539	—	98,613
Cash and cash equivalents at beginning of period	—	44,155	122	21,311	—	65,588
Cash and cash equivalents at end of period	$—	$105,770	$581	$57,850	$—	$164,201

	Fiscal 2004
	The Warnaco Group, Inc.	Warnaco Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination Entries	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$(2,967)	$27,628	$35,648	$2,354	$—	$62,663
Net cash provided by (used) in operating activities from discontinued operations	—	(4,916)	(6,768)	(660)	—	(12,344)
Net cash provided by (used in) operating activities	(2,967)	22,712	28,880	1,694	—	50,319
Cash flows from investing activities:
Proceeds on disposal of assets and collection of notes receivable	—	8,624	15,179	243	—	24,046
Purchase of property, plant and equipment	—	(19,280)	(2,596)	(6,324)	—	(28,200)
Business acquisitions	—	—	(40,497)	(288)		(40,785)
Net cash used in investing activities from continuing operations	—	(10,656)	(27,914)	(6,369)	—	(44,939)
Net cash provided by (used in) investing activities from discontinued operations
	—	(776)	(345)	814	—	(307)
Net cash used in investing activities	—	(11,432)	(28,259)	(5,555)	—	(45,246)
Cash flows from financing activities:
Payment of deferred financing costs	—	(997)	—	—	—	(997)
Proceeds from issuance of stock, net	2,967	—	—	—	—	2,967
Repayments under other debt agreements	—	—	—	(333)	—	(333)
Net cash provided by (used in) financing activities from continuing operations
	2,967	(997)	—	(333)	—	1,637
Net cash provided by (used in) financing activities from discontinued operations		—	(1,000)	—		(1,000)
Net cash provided by (used in) financing activities	2,967	(997)	(1,000)	(333)	—	637
Translation adjustments	—	—	—	6,421	—	6,421
Increase (decrease) in cash and cash equivalents	—	10,283	(379)	2,227	—	12,131
Cash and cash equivalents at beginning of period	—	33,872	501	19,084	—	53,457
Cash and cash equivalents at end of period	$—	$44,155	$122	$21,311	$—	$65,588

THE WARNACO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, excluding per share amounts)

Note 20—Quarterly Results of Operations (Unaudited)

The following tables contain selected financial data for each quarter of Fiscal 2006 and Fiscal 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for each quarter of Fiscal 2006 and Fiscal 2005. The operating results for any period are not necessarily indicative of results for any future periods.

	Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$453,181	$445,563	$448,175	$480,567
Gross profit	172,282	157,179	178,439	184,272
Income from continuing operations	18,193	5,501	24,772	25,145
Loss from discontinued operations, net of taxes	(4,311)	(2,081)	(10,209)	(6,260)
Net income	13,882	3,420	14,563	18,885
Basic income per common share:
Income from continuing operations	$0.39	$0.12	$0.54	$0.56
Loss from discontinued operations	(0.09)	(0.05)	(0.22)	(0.14)
Net income	$0.30	$0.07	$0.32	$0.42
Diluted income per common share:
Income from continuing operations	$0.39	$0.12	$0.53	$0.55
Loss from discontinued operations	(0.09)	(0.05)	(0.22)	(0.14)
Net income	$0.30	$0.07	$0.31	$0.41

	Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$431,375	$368,330	$321,540	$354,490
Gross profit	153,481	112,450	112,051	122,886
Income from continuing operations	28,875	7,775	9,640	9,211
Income (loss) from discontinued operations, net of taxes	476	(1,447)	(2,692)	(2,346)
Net income	29,351	6,328	6,948	6,865
Basic income per common share:
Income from continuing operations	$0.63	$0.17	$0.21	$0.20
Loss from discontinued operations	0.01	(0.03)	(0.06)	(0.05)
Net income	$0.64	$0.14	$0.15	$0.15
Diluted income per common share:
Income from continuing operations	$0.62	$0.17	$0.21	$0.20
Loss from discontinued operations	0.01	(0.03)	(0.06)	(0.05)
Net income	$0.63	$0.14	$0.15	$0.15

SCHEDULE II

THE WARNACO GROUP, INC.

VALUATION & QUALIFYING ACCOUNTS & RESERVES
(Dollars in thousands)

Description	Balance at Beginning of Period	Additions Charges to Cost and Expenses (1)	Other Additions/ Reclassification		Deductions		Balance at End of Period
Fiscal 2004
Receivable allowances	$57,436	$151,564	$—		$(154,057	)(2)	$54,943
Tax valuation allowance	$131,109	$1,585	$33,141	(3)	$—		$165,835
Fiscal 2005
Receivable allowances	$54,943	$169,731	$—		$(173,257	)(2)	$51,417
Tax valuation allowance	$165,835	$90	$(5,960	)(3)	$—		$159,965
Fiscal 2006
Receivable allowances	$51,417	$203,979	$(492	)(4)	$(167,840	)(2)	$87,064
Tax valuation allowance	$159,965	$2,238	$(7,868	)(3)	$(3,573)		$150,762

(1)	With respect to receivable allowances, includes bad debts, cash discounts, customer allowances and sales returns.

(2)	Credits issued and amounts written-off, net of recoveries.

(3)	Relates primarily to adjustments to the Company’s valuation allowance resulting from changes in its deferred taxes due to: (a) basis differences resulting from the filing of the Company’s U.S. corporate income tax returns, (b) finalized assessments of the Company’s foreign tax returns by local taxing authorities, (c) the realization of certain deferred tax assets that existed as of the date of the Company’s emergence from bankruptcy, and (d) an adjustment to deferred taxes related to fresh start accounting.

(4)	Amounts include reserve balances for discontinued operations.

A-1